Form 10-Q
period 1994-01-28
EVANS BOB FARMS INC
filed 1994-03-08
CIK 33769

-6-


                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                      Washington D.C. 20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
January 28, 1994

                               OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE

                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number                                0-1667

                         Bob Evans Farms, Inc.
         (Exact name of registrant as specified in its charter)

             Delaware                         31-4421866
(State or other jurisdiction of incorporation                         (I.R.S.
Employer
         or organization)                Identification No.)

         3776 South High Street  Columbus, Ohio  43207
            (Address of principal executive offices)
                           (Zip Code)

                        (614)  491-2225
      (Registrant's telephone number, including area code)


(Former name, former address and formal fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No

      As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares.

                      BOB EVANS FARMS, INC.
                 PART I - FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS
              CONDENSED CONSOLIDATED BALANCE SHEETS
                             ASSETS
                                           (Dollars in Thousands)
                                   January 28, 1994       April 30, 1993
                                          Unaudited       Audited

Current Assets
     Cash                                 $   8,574        $  8,241
     Investments                                 58           1,947
     Accounts receivable                     12,857          12,545
     Inventory                               15,325          14,814
     Deferred income taxes                    4,249           4,249
     Prepaid expenses                         3,199           1,122
          Total Current Assets               44,262          42,918

Property, Plant, and Equipment, at Cost      489,171         440,461
     Less accumulated depreciation           155,406         139,695
          Net Property, Plant and            333,765         300,766
          Equipment

Other Assets
     Deposits and other                        1,413           2,163
     Deferred income taxes                       511             511
     Cost in excess of net assets             11,690          12,094
       acquired
     Other intangible assets                   2,137           2,374
          Total Other Assets                  15,751          17,142
                                           $ 393,778       $ 360,826


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Short-term line of credit             $  3,500
     Accounts payable                         9,224        $   9,530
     Dividends payable                        2,838            2,618
     Federal and state income taxes           3,235            7,597
     Accrued wages and related               10,428           10,163
       liabilities
     Other accrued expenses                  19,013           14,936
          Total Current Liabilities          48,238           44,844

Long-Term Liabilities
     Deferred income taxes                    6,682            6,682

Stockholders' Equity
     Common stock, $.01 par value
        Authorized:  100,000,000 shares;
        issued 42,638,118 shares
        at January 28, 1994, and April 30,
        1993                                     426             426
     Capital in excess of par value          144,248         144,339
     Retained earnings                       202,086         174,169
                                             346,760         318,934
     Less treasury stock:  597,909
      shares at January 28, 1994 and
      736,428 shares
        at April 30, 1993, at cost             7,902           9,634
          Total Stockholders' Equity         338,858         309,300
                                            $393,778        $360,826


  The accompanying notes are an integral part of the financial statements.

                              BOB EVANS FARMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                         (Dollars in Thousands Except Net Income
                                           Per Share and Cash Dividend Amounts)
                                     Three Months Ended           Nine Months Ended

                             Jan. 28, 1994 Jan. 29, 1993   Jan. 28, 1994 Jan. 29, 1993

Sales                        $166,625        $169,543        $522,094       $492,647

Cost of goods sold            126,365         128,460         397,039        374,277
                               40,260          41,083         125,055        118,370

Selling  and  administrative   21,017          22,753          67,174         65,457
expenses
                               19,243          18,330          57,881         52,913
Other income (expense), net        80              21              (8)         (441)

      Income  before  income   19,323          18,351          57,873         52,472
      taxes

Federal  and  state   income    7,119           6,908          21,445         19,612
  taxes

     Net income             $  12,204          11,443          36,428         32,860


Weighted average number    41,991,072      41,865,869      41,991,072     41,865,869
of common shares
outstanding


Net  income per common share
based upon the  weighted
average number of
common shares                 $.29             $.27            $.87           $.78

Cash   dividend  per  common  $.068            $.063           $.203          $.188
share

    The accompanying notes are an integral part of the financial statements.

                      BOB EVANS FARMS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            UNAUDITED
                                          (Dollars in Thousands)
                                            Nine Months Ended

                                   January 28, 1994        January 29, 1993

Operating activities:
Net income                                   $36,428         $32,860

Adjustments to reconcile net income to
net cash provided by operating
activities:
Depreciation and amortization                17,469          15,650
Loss (gain) on sale of property and              84             (53)
   equipment
Compensation expense attributable
  to stock options                                            1,382
Cash provided by (used for) current
assets
  and current liabilities:
     Accounts receivable                      (312)             670
     Inventories                              (511)             649
     Prepaid expenses                       (2,077)           1,767
     Accounts payable                         (306)          (4,403)
     Federal and state income taxes         (4,362)          (1,633)
     Accrued wages and related                 265           (1,228)
liabilities
     Other accrued expenses                  4,077            1,178
          Net cash provided by              50,755           46,839
          operating activities

Investing activities:
Investment in Greenriver Charcoal, Inc.                      (3,046)
Purchase of property, plant and            (50,225)         (36,070)
equipment
Proceeds from sale of investments           19,927           15,573
Purchase of short-term investments         (18,038)          (8,550)

Proceeds from sale of property, plant          314              419
and equipment
Other                                          750             (737)
        Net cash used in investing         (47,272)         (32,411)
        activities

Financing activities:
Cash dividends paid                         (8,292)          (7,430)
Purchase of treasury stock                                     (273)
Short-term line of credit:
  Proceeds                                   3,500            5,000
  Principal payments                                         (5,000)
Payments on long-term debt                                   (1,600)
Distribution of treasury stock and
issuance of common stock due to the
exercise of stock options and employee
bonuses                                      1,642             1,101
          Net cash used in financing        (3,150)           (8,202)
          activities

Increase (decrease) in cash                    333             6,226

Cash at the beginning of the period          8,241             1,439

Cash at the end of the period              $ 8,574           $ 7,665

  The accompanying notes are an integral part of the financial statements.


    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            UNAUDITED


1.   Unaudited Financial Statements

     The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the Company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. No significant changes have occurred in the disclosures made in Form 10-K for the fiscal year ended April 30, 1993 (refer to Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

          Item 2.  Management's Discussion and Analysis of

          Financial Condition and Results of Operations


Sales

     Third quarter net sales for Bob Evans Farms, Inc. decreased

2% compared to the corresponding quarter a year ago.  This

decrease was composed of a $448,000 (less than 1%) decline in the restaurant segment, and a $2,470,000 (4%) decline in the food products segment.  These decreases were due to one less week in the third quarter this year as compared to the prior year, as well as the unusually severe weather experienced across much of the Bob Evans core marketing area this past quarter.

     For the nine-month period ended January 28, 1994,

consolidated net sales increased 6% compared to the corresponding period a year ago.  This increase reflected a 7% rise in

restaurant segment sales and a 3% rise in food products segment sales.  The improvement in restaurant sales was a result of more restaurants in operation in addition to a 3% weighted average menu price increase.  Seven new restaurants were opened in the third quarter, bringing the total number of restaurants in

operation to 303 compared with 281 a year ago.  The 3% increase in food products sales was the result of improved sales of our charcoal, liquid smoke, and salad products.



Cost of Goods Sold

     As a percentage of sales, consolidated cost of goods sold

remained unchanged at 76% for both the third quarter and the nine-

month period ended January 28, 1994, as compared to the

corresponding periods a year ago.

     Within the restaurant segment, gross margin was unchanged in the third quarter, but increased nearly 1% for the nine-month period ended January 28, 1994 as a result of controlling

operating costs.  The food products gross margin was also

unchanged in the third quarter, but decreased 1% for the nine-

month period ended January 28, 1994 due mostly to the higher cost of live hogs as well as the higher cost of fresh salad

ingredients.



Selling and Administrative Expenses

     Selling and administrative expenses decreased 8% for the

three-month period and increased 3% for the nine-month period ended January 28, 1994, compared to the corresponding periods a year ago.  The third quarter decrease was the result of one less week of operations.  For both the third quarter and year-to-date,

selling and administrative expenses as a percentage of sales were unchanged at 13%.



Other Income and Expenses

     Other income and expense in the third quarter netted to a

gain of $80,000 compared to $21,000 a year ago.  For the nine months ended January 28, 1994, other income and expense netted to a loss of $8,000 compared to a loss of $441,000 in the

corresponding period a year ago.  Most of the improvement

resulted from gains on the sale of property.



Net Income

     Compared to the prior year, net income increased 7% and 11%

for the three-month and nine-month periods, respectively, ended

January 28, 1994.  These increases were due to more restaurants in operation, as well as improved profit margins in restaurant segment core stores and food products segment sausage products.

The food products net margin in the third quarter improved

because of higher wholesale prices of our sausage products over a year ago.



Liquidity and Capital Resources

     The company continues to maintain a strong financial

position and relies on cash and short-term investments as a

principal source of liquidity.  Cash generated from both the restaurant segment and food products segment is used to satisfy working capital requirements and to fund capital expenditures.

Also, the company has available bank lines of credit of

$18,000,000 for short-term cash needs if required.  At January

28, 1994, $3.5 million was outstanding under such lines of

credit.

                   PART II   OTHER INFORMATION



     ITEM 4.   Submission of Matters to a Vote of Security

     Holders


                    None


     ITEM 6.   Exhibits and Reports on Form 8-K


               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    None


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be

     signed on its behalf by the undersigned thereunto duly

     authorized.



                                  Bob Evans Farms, Inc.

                                        Registrant



                                     /s/ Daniel E. Evans
                                     Daniel E. Evans
                                  Chairman of the Board
                                (Chief Executive Officer)



                                    /s/ Donald J. Radkowski
                                    Donald J. Radkoski
                              Group Vice President and Treasurer
                                (Chief Financial Officer)


      March 3, 1994
           Date