Form 10-K
period 1994-04-29
EVANS BOB FARMS INC
filed 1994-07-26
CIK 33769

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

(Mark One)

(  X  )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 29, 1994

                               OR

(     )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from           to

                  Commission File Number 0-1667

                      Bob Evans Farms, Inc.
     (Exact name of registrant as specified in its charter)


             Delaware                         31-4421866
 (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)        Identification No.)

  3776 South High Street, Columbus, Ohio                              43207
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  614-491-2225

   Securities registered pursuant to Section 12(b) of the Act:

                              None

   Securities registered pursuant to Section 12(g) of the Act:

                Common Stock with $.01 par value
                        (Title of class)

This Report contains 110 pages of which this is page 1.  The
Exhibit Index begins at page 67.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes         X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( x )

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value has been computed by reference to the last quoted sale price of such stock, as of June 17, 1994.

     Total shares outstanding                        42,156,005

     Number of shares owned beneficially and/or of record by
directors and executive officers*                     2,986,261

     Number of shares held by persons other than directors and
executive officers                                    39,169,744

     Last quoted sale price                              $21.75

     Market value of shares held by persons other than directors
and executive officers                            $851,941,932.00

*For purposes of this computation, all executive officers and directors are included, although not all are necessarily
"affiliates."

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

42,156,005 shares of Common Stock with $.01 par value
                   were outstanding at June 17, 1994

DOCUMENTS INCORPORATED BY REFERENCE

     1.   Annual Report to Stockholders for the Fiscal Year Ended
          April 29, 1994 (in pertinent part, as indicated)    .
                             .   .   .   .   .   .   .   .   .  PART II.

     2.   Proxy Statement dated July 1, 1994 for the Annual
          Meeting of Stockholders to be held on August 8, 1994
          (in pertinent part, as indicated)   .   .   .   .   .
                    .   .   .   .   .   .   .   .   .   .   .  PART III.

PART I

 Item 1.  BUSINESS.

Bob Evans Farms, Inc. (the "Registrant") is a Delaware corporation incorporated on November 4, 1985. It is the successor by merger to Bob Evans Farms, Inc., an Ohio corporation incorporated in 1957. BEF Holding Co. Inc. is a subsidiary of the Registrant. Subsidiaries owned by BEF Holding Co. Inc. include Bob Evans Farms, Inc., an Ohio corporation; Owens Country Sausage, Inc. ("Owens"); Mrs. Giles Country Kitchens, Inc. ("Mrs. Giles"); and Hickory Specialties, Inc. ("Hickory Specialties"). The Registrant, BEF Holding Co. Inc., Bob Evans Farms, Inc., Owens, Mrs. Giles and Hickory Specialties are collectively referred to herein as the "Company."

The business of the Company is divided into two principal industry segments: the food products segment and the restaurant segment.

Food Products Segment Operations

Principal Products and Procurement Methods

The Company's traditional business in its food products segment has been the production and distribution of approximately 30 varieties of fresh, smoked and fully-cooked pork sausage and ham products under the brand names of Bob Evans Farms and Owens Country Sausage. In recent years, the Company has begun to expend more time and effort on both new product development and sales of its pork sausage and ham products to institutional and foodservice purchasers. In addition, the Company has begun to explore the expansion of the products offered in its food products segment through the acquisition of companies producing food and food related products which complement the Company's traditional sausage products. During the fiscal year ended April 24, 1992 (the "1992 fiscal year"), sales of sausage products contributed approximately 91% of such total revenues and sales of products by Mrs. Giles and Hickory Specialties contributed approximately 9% of such total revenues. During the fiscal year ended April 30, 1993 (the "1993 fiscal year"), sales of sausage products contributed approximately 79% of total revenues and sales of products by Mrs. Giles and Hickory Specialties contributed approximately 21% of total revenues. During the fiscal year ended April 29, 1994 (the "1994 fiscal year"), sales of sausage products contributed approximately 77% of total revenues and sales of products by Mrs. Giles and Hickory Specialties contributed approximately 23% of total revenues.

During the last several years, the Company has expanded its product line to include convenience items for meals and snacks that are microwavable. These items include two varieties of burritos and a variety of biscuit sandwiches. During 1993, the Company developed Country Lite Sausage for customers looking for products lower in fat, and is currently marketing the Country Lite Sausage in all of the Bob Evans Farms market areas. During 1994, the Company developed Bob Evans Homestyle Biscuits and Gravy, a fully-cooked, microwavable convenience product, which is currently available in approximately 50% of the Bob Evans Farms marketing area. This fall, the Company plans to expand distribution of this product in all of the Bob Evans Farms marketing area as well as test market it in the Owens Country Sausage marketing area.

The acquisition of Mrs. Giles in September 1991, has allowed the Company to expand the products offered in its food products segment to include fresh prepared salads. The prepared salads are intended as convenience items for meals, and include deluxe macaroni salad, Italian pasta salad, homestyle potato salad, chunky chicken salad, classic cole slaw, pimento cheese spread, and in 1994, newly introduced smokehouse baked beans. The refrigerated deli salads manufactured by Mrs. Giles are distributed principally in the southern and southeastern markets of the United States under the brand names of Mrs. Giles and Mrs. Kinser's. In order to fully utilize the Bob Evans Farms distribution system, the sales territories of Mrs. Giles have been combined with those of Bob Evans Farms. In April, 1992, the Company began the introduction of Bob Evans Harvest Salads, a line of fresh, premium quality, prepared salads, and these salad products are currently being marketed in most all of the Bob Evans Farms marketing areas.

The acquisition of Hickory Specialties in March 1992, has allowed the Company to expand into food and food related products which complement its existing food products business. Hickory Specialties produces premium quality charcoal, wood smoking chips, natural smoke flavorings, gas grill ceramic briquettes and grilling systems. Brand names of such products include Nature-Glo, Old Hickory, Jack Daniels and ZestiSmoke. This past year Hickory Specialties designed a new briquette to be used primarily with smoker grills. Hickory Specialties' products are marketed nationwide, and the Company is exploring various opportunities abroad, especially with respect to its liquid smoke flavorings products.

During the 1994 fiscal year, the food products segment of the Company experienced increased sales among its institutional and foodservice customers. Specialty items, which are made to customer specifications, and value-added items such as sausage and biscuits, were successful sellers. Although this segment of the business does not command the higher pre-tax margins that branded items do, it gives the Company the opportunity to increase its volumes and profits. The Company is also marketing its prepared salad products to institutional and foodservice customers.

All of the Company's pork sausage and ham products are produced in the Company's seven processing plants located in Xenia, Bidwell, and Springfield, Ohio; Hillsdale, Michigan; Galva, Illinois; and Richardson and Fort Worth, Texas. The Springfield, Ohio plant is producing the products for sale to foodservice distributors and also serves as a distribution point for Mrs. Giles salad products and Owens Country Sausage products.

Live hogs are procured at terminal, local and country markets in Ohio, Indiana, Illinois, Iowa, Kansas, Michigan, Nebraska, South Dakota, Pennsylvania, Wisconsin, Minnesota, West Virginia, Missouri and Oklahoma at daily prevailing market prices. The Company does not contract in advance for the purchase of live hogs. Live hogs procured in these markets are purchased by an employee of the Company, who works with brokers and buyers on a commission basis, at auction through competitive bidding. Live hogs are then transported overnight directly from the various markets in which they were purchased to six of the Company's processing plants where they are slaughtered and processed into various pork sausage products. These products, in turn, are shipped daily from the plant facilities for distribution to the Company's customers. The Company has experienced no difficulty in procuring live hogs for its pork sausage products and anticipates no future difficulty in that regard.

All of the Company's prepared salad products are produced at the Company's plant in Lynchburg, Virginia. Food items used in the manufacture of the Company's salad products include potatoes, cheese, eggs, macaroni and other pastas, fresh vegetables, chicken, tuna and salad dressings. These items are purchased by the Company directly from various suppliers. The Company believes that there are a number of suppliers of the items used in its salad products and that its sources of supply of these items are adequate for its needs.

The Hickory Specialties charcoal products are produced at the Company's plant in Crossville, Tennessee, and the Hickory Specialties liquid smoke flavoring products are produced at the Company's plants in Crossville, Tennessee; Greenville, Missouri; and Summer Shade, Kentucky. The principal raw materials used by the Company in the manufacture of the Hickory Specialties products are sawdust and other related wood by-products. All are available from a wide range of suppliers. The Company has experienced no difficulty in obtaining raw materials for its Hickory Specialties products and anticipates no future difficulty in that regard.

Distribution Methods

The Company principally uses the direct store delivery system (i.e., the Company's products are not warehoused, but are delivered to grocery stores as described below) for the retail distribution of the sausage, biscuit, and other products bearing the Bob Evans Farms brand name, including Bob Evans Harvest Salads. One hundred eight driver-salesmen, employed by the Company and driving Company-owned refrigerated trucks, deliver the Company's products directly to more than 9,000 supermarkets and independent retail groceries. The Company plans to study and test in limited geographic areas, alternative distribution methods of its products during fiscal year 1995. The marketing territory for Bob Evans Farms brand products as well as the Bob Evans Harvest Salads includes Ohio, Michigan, Indiana, Illinois, Delaware and the District of Columbia, as well as portions of Alabama, Iowa, Kentucky, West Virginia, Pennsylvania, New Jersey, Maryland, Virginia, New York, Tennessee, Missouri and Georgia.

Products distributed under the Owens Country Sausage brand name are distributed to retail customers in two ways:

(1) Company-owned transport trucks deliver directly to most major supermarket chain warehouse distribution centers in the Owens marketing area. Thereafter, the products are shipped to individual retail outlets.

(2) Thirty-two driver-salesmen, driving Company-owned refrigerated trucks, deliver products directly to supermarkets and independent retail groceries.

Owens' marketing territory includes Texas, Arkansas, Oklahoma, New Mexico, Louisiana, Arizona and portions of Mississippi and Kansas. The Company plans to test market Owens products in Denver, Colorado, during fiscal year 1995. Owens Country Sausage products are available in more than 6,000 supermarkets and independent retail groceries.

Mrs. Giles salad products are distributed to more than 3,500 supermarkets and independent groceries in three ways: (1) through direct store delivery by Company employees to customers within the Bob Evans Farms marketing territory; (2) through food brokers and distributors; and (3) through direct shipment to customers. The marketing territory for Mrs. Giles salad products includes Alabama, Florida, Georgia, Kentucky, Louisiana, Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia.

Hickory Specialties charcoal products are distributed nationwide to retail customers, and its liquid smoke flavoring products are distributed nationally and internationally to food products manufacturers and pet food manufacturers, through brokers and distributors and through direct shipment to customers.

Inventory Levels

All of the Company's sausage products and salad products are highly perishable in nature and require proper refrigeration. Shelf life of the sausage products ranges from 18 to 45 days; of the Bob Evans Harvest Salads from 21 to 28 days; and of the Mrs. Giles salad products from 15 to 45 days. Due to the highly perishable nature and short shelf life of the Company's sausage products, the Company's processing plants normally process only enough product to fill existing orders. Due to the highly perishable nature and short shelf life of the Company's salad products, the Company's Lynchburg plant normally processes only enough product to fill existing orders. Therefore, the Company maintains minimal inventory levels of sausage products and of salad products, because such products are generally manufactured only to meet existing demand and are delivered to retail outlets within a two- or three-day period after manufacture.

Hickory Specialties products are not perishable in nature. Although such products are manufactured throughout the year, the greatest amount of production of charcoal briquettes occurs in the winter months in anticipation of the peak selling season for charcoal from April through September.

Trademarks and Service Marks

The Company maintains various trademarks and service marks that identify various Bob Evans Farms, Owens Country Sausage, Mrs. Giles and Hickory Specialties products. The principal trademarks used to identify the Mrs. Giles salad products are Mrs. Giles and Mrs. Kinser's. The principal trademarks used to identify the Hickory Specialties charcoal products are Old Hickory, Nature-Glo and Jack Daniels, and the principal trademark used to identify the Hickory Specialties liquid smoke flavoring products is ZestiSmoke. These trademarks and service marks are renewed periodically and the Company believes that such trademarks and service marks adequately protect the brand names of the Company. The operations of the food products segment of the Company are not dependent upon any patents, licenses, franchises or concessions.

Competition and Seasonality

The sausage business is highly competitive. It is also seasonal to the extent that more pounds of fresh sausage are typically sold during the colder winter months from October through April. The Company is currently promoting products for summer outdoor grilling in an attempt to create more volume during the summer months. The Company competes primarily on the basis of the price and quality of its sausage products. The Company is in direct competition with a large number and variety of producers and wholesalers of similar products, including companies active both locally and nationally, companies engaged in a general meat packing business and companies in the same specialized field. Many of such competitors have substantially greater financial resources and higher volumes of total sales than the Company. While the Company does not possess statistics which would enable it to make an accurate statement of its percentage of total sales of sausage in each of its market areas, the Company believes that sales of its products constitute a significant portion of sales of sausage of comparable price and quality in the majority of its market areas.

The salad products business is highly competitive. It is also seasonal to the extent that more salad products are typically sold during the warmer spring and summer months from April through September. The Company competes primarily on the basis of the price and quality of its salad products. The Company is in direct competition with a large number and variety of producers and wholesalers of similar products, including companies active both locally and nationally, companies engaged in a general deli business and companies in the same specialized field. Many of such competitors have substantially greater financial resources and higher volumes of total sales than the Company. While the Company does not possess statistics which would enable it to make an accurate statement of its percentage of total sales of salad products in each of its market areas, the Company believes that sales of its products constitute a small portion of sales of salad products of comparable price and quality in the majority of its market areas.

The charcoal business is highly competitive. The charcoal business is also seasonal to the extent that more charcoal products are typically sold during the warmer spring and summer months from April through September. The Company competes primarily on the basis of the price and quality of its charcoal products. The Company is in direct competition with a large number and variety of producers and wholesalers of similar products, including companies active both locally and nationally. Many of such competitors have substantially greater financial resources and higher volumes of total sales than the Company. While the Company does not possess statistics which would enable it to make an accurate statement of its percentage of total sales of charcoal products in each of its market areas, the Company believes that the sales of its products constitute a small portion of sales of charcoal products of comparable price and quality in the majority of its market areas.

The Company is aware of only one major competitor, Red Arrow Products Co., Inc., in its liquid smoke flavoring business. The Company believes that it produces approximately 70% of the liquid smoke flavorings produced and sold in the United States and that this competitor accounts for approximately 30% of the liquid smoke flavorings produced and sold in the United States.

Advertising

During the 1994 fiscal year, the Company spent approximately $9,784,000 for advertising of its sausage and salad products, and approximately $304,000 for advertising of its charcoal and liquid smoke flavoring products. Approximately 80% of this amount was spent on television, radio and newspaper media. The remaining 20% was spent for various promotional programs throughout the year in an attempt to maintain and gain market share for its products.

Dependence on a Single Customer

The Company's food products are sold through more than 15,000 retail grocery stores and are available through such stores to approximately 46% of the population of the continental United States. The Company's charcoal products are sold nationwide and its liquid smoke flavoring products are sold nationally and internationally. The Company is not dependent upon a single customer or group of affiliated customers.

Sales on Credit; Aged Product

The Company typically allows seven to 30 days' dating on the sales of its products. The Company has not experienced any material bad debt problems, nor has the return of aged product had a material effect on the Company.

Sources and Availability of Raw Materials

The Company is dependent upon the availability of live hogs to produce its pork sausage and ham products. However, the Company has never experienced shortages in the number of hogs available at prevailing market prices. The live hog market is highly cyclical (both in terms of the number of hogs available and the price therefor) and is dependent upon corn production, since corn is the major food supply for hogs.

Food items used in the manufacture of the Company's salad products include potatoes, cheese, eggs, macaroni and other pastas, fresh vegetables, chicken, tuna fish and salad dressings. These items are purchased by the Company directly from various suppliers. The Company believes that there are a number of suppliers of the items used in its salad products and that its sources of supply of these items are adequate for its needs.

The principal raw materials used by the Company in the manufacture of the Hickory Specialties products are sawdust and other related wood by-products. All are available from a wide range of suppliers. The Company has experienced no difficulty in obtaining raw materials for the Hickory Specialties products and anticipates no future difficulty.

Expansion of Distribution Area

No new markets were opened for the Company's sausage products during the 1994 fiscal year. The Company plans to test market
Owens Country Sausage products in Denver, Colorado, in the 1995 fiscal year.

The Company has no current plans for further geographic expansion of its distribution area for the Mrs. Giles salad products or the charcoal and liquid smoke flavoring products produced by Hickory Specialties in the 1995 fiscal year. The Company expects to complete expansion of the distribution of Bob Evans Harvest Salads into all of the Bob Evans Farms marketing areas in fiscal year 1995.

Profit Margins Related to Sausage Production

The Company's profit margins for the portion of the Company's business relating to sausage production are normally more favorable during periods of lower live hog costs. During the 1994 fiscal year, the Company experienced slightly higher live hog costs over the previous year, however, these costs were more than offset by higher wholesale prices being charged for its product which, in turn, resulted in increased pre tax margins. The Company expects live hog costs to remain relatively stable over the next 12 months.

Restaurant Segment Operations

General

At April 29, 1994, the Company owned and operated 308 family restaurants in Ohio (116), Florida (29), Indiana (28), Michigan
(31), Illinois (15), Pennsylvania (21), Kentucky (9), West Virginia (15), Missouri (10), Tennessee (5), Texas (13), Georgia
(1), Maryland (4), Virginia (9), New York (5), South Carolina
(1), Iowa (1), New Jersey (1) and Delaware (1). All of the family restaurants are operated as Bob Evans Restaurants, with the exception of the 13 located in Texas, which are operated as Owens Family Restaurants, and eight Bob Evans Restaurant & General Stores, which feature a combined restaurant and gift shop concept. There is one Bob Evans Restaurant & General Store located in each of the following states: Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, Florida and Missouri. During the Company's 1994 fiscal year, 19 additional Bob Evans and Owens Family Restaurants were opened. Included in the 19 restaurants opened, eight restaurants were the smaller version of the traditional Bob Evans Restaurants known as "small-town" Bob Evans Restaurants, designed to efficiently serve communities with smaller population bases. The "small-town" restaurants serve the regular Bob Evans menu and have seating for approximately 96 versus 200 in the newer Bob Evans Restaurants. All of the "small-town" restaurants are located in Ohio; however, the Company plans to expand this concept outside Ohio during fiscal year 1995.

On May 2,1994, four Bob Evans Restaurants were closed. Three of these restaurants, located in Tampa, Florida; Morrow, Georgia; and Chattanooga, Tennessee, were not meeting profit expectations. The fourth restaurant, located in Sterling Heights, Michigan, was acquired by the state government by eminent domain in order to make room for a new highway.

The Company has typically opened restaurants in areas where a strong consumer awareness and acceptance for its sausage products has been established over the years. It has deviated from this practice only in Florida and South Carolina, where the Company has opened 29 restaurants and one restaurant, respectively, but does not have sausage distribution.

All of the Company's family restaurants feature a wide variety of menu offerings designed to appeal to its customers. Breakfast entree items are featured and served all day. The restaurants are typically open from 6 a.m. until 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday for certain locations. Approximately 55% of total revenues from restaurant operations are generated from 6 a.m. to 4 p.m., with the balance generated from 4 p.m. to closing. Sales on Friday, Saturday and Sunday account for approximately 55% of a typical week's revenues.

During fiscal year 1994, the Company opened four additional Cantina del Rio restaurants, one in Mayfield Heights, Ohio; Livonia, Michigan; North Canton, Ohio; and Lisle, Indiana, bringing the total opened to seven. These restaurants feature authentic southwestern foods served in a Mexican atmosphere. These restaurants are open from 11 a.m. until 10 p.m. Sunday through Thursday, and from 11 a.m. until 12:30 a.m. on Friday and Saturday.

Restaurants are supplied with food and inventory items (other than sausage products, related meat items and certain salad products) by three independent food distributors twice a week. Sausage products, other related meat items and certain salad products are supplied by the Company to each restaurant by the Company's driver-salesmen, with the exception of the restaurants located in Florida and South Carolina, which are supplied by independent food distributors.

Seasonality

Revenues from restaurant operations as a percentage of total revenues have been virtually the same, quarter by quarter, during the last two fiscal years. However, certain locations, which are near major interstate highways, experience increased revenues during the summer tourist season. In addition, weather conditions occasionally affect revenues to a small extent during the winter months.

Competition

The restaurant segment is engaged in an intensely competitive business. The Company's restaurants compete directly with both local and national family restaurant and fast-food chains, as well as with individual restaurant operators, for favorable sites for expansion, as well as for customer acceptance. Sales of the restaurant segment are not a significant factor in the overall restaurant business in the Company's market areas.

Sources and Availability of Raw Materials

Menu mix in the restaurant segment is varied enough that raw materials have been readily available; however, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. The restaurant segment experienced a slight increase in food costs during the Company's 1994 fiscal year, but does not expect food costs to fluctuate to any significant degree during its 1995 fiscal year.

Advertising

The Company spent approximately $19,839,000 in the restaurant segment for advertising during its 1994 fiscal year. The major portion of these advertising dollars was spent on television media, with lesser amounts being spent for radio and newspaper advertising. In addition to the "Five Under $5 Program" offered Monday through Friday, the Company features Breakfast Breaks, a variety of morning meals priced at $2.99 or less. These items are designed to increase weekday breakfast business. The Company has typically not used coupons, except in certain markets where it is attempting to gain market share.

Carryout Business

Carryout business in the Company's restaurants presently accounts for only 2% to 3% of the total revenues generated in the restaurant segment. The Company's restaurants do not have a drive-through or pick-up window for carryout business.

Research and Development

The Company is continuously testing new food items in its search for new and improved menu offerings to appeal to its customer base and to satisfy changing eating trends. During the summer of 1994, the Company is featuring a "Five Under $5 Program" which includes menu items of Chicken-N-Noodles, Chicken Salad Plate, Chicken Caesar Salad, Spaghetti and an Open Faced Turkey Dinner. Research and development expenses, to date, have not been material.

Restaurant Expansion

The Company plans to build and open 49 new restaurants during the 1995 fiscal year, including 17 Bob Evans and Owens Family Restaurants, twenty-two of the "small-town" Bob Evans Restaurants and ten Cantina del Rio restaurants. Future restaurant expansion will depend on the availability of sites, as well as restaurant industry trends. The Company believes, however, that it can continue with its planned expansion and is actively seeking quality restaurant sites, not only in its present market area, but in new market areas as well.

Trademarks, Service Marks and Licenses

The Company maintains various trademarks and service marks in connection with its family restaurant operations. These trademarks and service marks are renewed periodically and the Company believes that such trademarks and service marks adequately protect the various products and services to which they relate. The Cantina del Rio, Mexican style restaurants, require liquor licenses, since this casual theme dining concept has a full service bar. The operations of the restaurant segment of the Company are not dependent upon any patents, franchises or concessions.

Employees

The Company had in its employment approximately 1,500 persons in the food products segment and 22,300 persons in the restaurant segment as of April 29, 1994.

Compliance with Environmental Protection Requirements

The Company does not anticipate that compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings or the competitive position of the Company.

Sales, Operating Profit and Identifiable Assets

The following table sets forth for each of the Company's last three fiscal years the amounts of revenue from intersegment sales of its food products and the amounts of revenue from sales to unaffiliated customers, operating profit and identifiable assets attributable to each of the Company's industry segments:


                                    FISCAL YEAR ENDED
                         April 29,      April 30,    April 24,
                            1994           1993         1992
Sales:
  Intersegment Sales of
     Food Products:   $  30,902,000  $  30,796,000  $  25,301,000

  Food Products
     (excluding
    intersegment sales):203,909,000   195,780,000     158,721,000

  Restaurant Operations:495,129,000    457,396,000    397,583,000

Operating Profit:

  Food Products:         19,580,000     17,219,000     17,234,000

  Restaurant Operations: 56,910,000     51,248,000     44,139,000

Identifiable Assets:

  Food Products:         89,103,000     83,687,000     79,541,000

  Restaurant Operations:317,739,000    272,681,000    236,833,000


Item 2.   PROPERTIES.

The materially important properties of the Company, in addition to those described below, consist of its executive offices located at 3776 South High Street, Columbus, Ohio, a 937-acre farm located in Rio Grande, Ohio, and a 30-acre farm located in Richardson, Texas. The two farm locations serve as visitor centers, are tourist attractions and are open to the general public.

Food Products Segment

The food products segment has seven sausage manufacturing plants: three in Ohio; two in Texas; and one each in Michigan and Illinois; one prepared salads manufacturing plant in Virginia; one charcoal manufacturing plant in Tennessee; and three manufacturing plants producing liquid smoke flavoring products (one in Missouri, one in Tennessee (which also produces charcoal products) and one in Kentucky). All of these properties are owned in fee by the Company. The Company owns regional sales offices in Westland, Michigan, and in Houston, San Antonio, Lubbuck and Tyler, Texas. In addition, various other locations are rented by the Company throughout its marketing territory which serve as regional and divisional sales offices.

Restaurant Segment

Of the 315 restaurants operated by the Company, 274 are owned in fee and 41 are leased from unaffiliated persons. All lease agreements contain either multiple renewal options or options to purchase. Nine of these leased properties have terms that will expire through May 1, 1999. With respect to these nine leases, the Company has the following options: one lease contains two five-year renewal options; four leases contain four five-year renewal options; two leases contain six five-year renewal options; one lease has no renewal options remaining (the Company intends to negotiate a new lease agreement); and one lease has three five-year renewal options.

Item 3.   LEGAL PROCEEDINGS.

Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Executive Officers of the Registrant

The following table sets forth the executive officers of the Registrant and certain information with respect to each executive officer. Unless otherwise indicated, each person has held his or her principal occupation for more than five years. The executive officers are appointed by and serve at the pleasure of the Board of Directors.

Name, Age and Period of
Service as an Officer of the       Principal Occupations for
Registrant; Positions and          Past Five Years and Other
Offices with the Registrant        Information

Daniel E. Evans, age 57;           Chairman of the Board, Chief
Chairman of the Board, Chief       Executive Officer and
Executive Officer, Secretary       Secretary of the Registrant.
and a Director of the              Mr. Evans is the first
Registrant; 38 years as an         cousin of J. Tim Evans, a
officer of the Registrant.         director of the Registrant.

Donald J. Radkoski, age 39,        Group Vice President -
Group Vice President -             Finance Group since January
Finance Group, Treasurer, and      1994, Treasurer and Chief
Chief Financial Officer; six       Financial Officer since May
years as an officer of the         1993, Senior Vice President
Registrant.                        from May 1993 to December
                                   1993, Vice President of
                                   Finance and Assistant
                                   Treasurer from 1989 to May
                                   1993, and Assistant
                                   Treasurer from 1988 to 1989,
                                   of the Registrant.

Stewart K. Owens, age 39;          Executive Vice President and
Executive Vice President,          Chief Operating Officer
Chief Operating Officer and a      since January 1994 and Group
Director of the Registrant;        Vice President - Food
four years as an officer of        Products Group from 1990 to
the Registrant.                    December 1993, of the
                                   Registrant.  President and
                                   Chief Operating Officer of
                                   Owens Country Sausage, Inc.,
                                   a subsidiary of the
                                   Registrant, since 1984.

Larry C. Corbin, age 52;           Senior Group Vice President
Senior Group Vice President -      - Restaurant Operations
Restaurant Operations Group        Group since January 1994,
and a Director of the              Group Vice President -
Registrant; 26 years as an         Business Development from
officer of the Registrant.         1990 to December 1993,
                                   Executive Vice President,
                                   Operations and Development,
                                   Restaurant Division, from
                                   1988 to 1990, Senior Vice
                                   President, Operations and
                                   Development, Restaurant
                                   Division, from 1987 to 1988,
                                   and Senior Vice President,
                                   Operations, Restaurant
                                   Division, from 1974 to 1987,
                                   of the Registrant.

Roger D. Williams, age 43;         Senior Group Vice President
Senior Group Vice President -      - Food
Food Products/Marketing/           Products/Marketing/Purchasin
Purchasing/Technical               g/Technical Services since
Services; 15 years as an           January 1994, Group Vice
officer of the Registrant.         President - Marketing &
                                   Purchasing/ Technical
                                   Services from 1990 to
                                   December 1993, Senior Vice
                                   President, Director of
                                   Marketing, Restaurant
                                   Division, from 1988 to 1990,
                                   and Vice President, Director
                                   of Marketing, Restaurant
                                   Division, from 1980 to 1988,
                                   of the Registrant.

Howard J. Berrey, age 52;          Group Vice President - Real
Group Vice President - Real        Estate/ Construction &
Estate/Construction &              Engineering Group since
Engineering Group; 15 years        1990, Senior Vice President,
as an officer of the               Director of Real Estate,
Registrant.                        Restaurant Division, from
                                   1988 to 1990, and Vice
                                   President, Director of Real
                                   Estate, Restaurant Division,
                                   from 1978 to 1988, of the
                                   Registrant.

James B. Radebaugh, age 46;        Group Vice President -
Group Vice President -             Administration & Human
Administration & Human             Resources Group since
Resources Group of the             January 1994, Group Vice
Registrant; four years as an       President - Corporate
officer of the Registrant.         Development from August 1990
                                   to December 1993, and Vice
                                   President from April 1990 to
                                   August 1990, of the
                                   Registrant.  Prior thereto,
                                   Mr. Radebaugh was Vice
                                   President (Chief Operating
                                   Officer) of Human Dynamics
                                   (a company specializing in
                                   the development of strategic
                                   business plans, marketing
                                   plans and tactical
                                   management programs),
                                   located in Garland, Texas.

Joseph B. Crace, age 39;           Group Vice President-
Group Vice President -             Specialty Products &
Specialty Products & Business      Business Development Group
Development Group of the           since January 1994, and Vice
Registrant; two years as an        President from April 1992 to
officer of the Registrant.         December 1993, of the
                                   Registrant.  President since
                                   1989, and Vice President
                                   from 1978 to 1986, of
                                   Hickory Specialties, Inc., a
                                   subsidiary of the
                                   Registrant.

Mary L. Cusick, age 38; Vice       Vice President - Corporate
President -Corporate               Communications since 1990,
Communications since 1990;         Director of Corporate
four years as an officer of        Communications from 1981 to
the Registrant.                    1990, and assistant director
                                   of public relations since
                                   1978, of the Registrant.


                             PART II

Item 5.MARKET   FOR   REGISTRANT'S  COMMON  EQUITY  AND   RELATED
       STOCKHOLDER MATTERS.

In accordance with General Instruction G(2), the information contained under the subcaption "Stock Price Ranges and Dividends," at page 14 of Registrant's Annual Report to Stockholders for the fiscal year ended April 29, 1994, is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA.

In accordance with General Instruction G(2), the information for the years 1985 through 1994 contained under the subcaption "Comparative Highlights for Ten Years," at page 14 of the Registrant's Annual Report to Stockholders for the fiscal year ended April 29, 1994, is incorporated herein by reference.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATION.

In accordance with General Instruction G(2), the information contained under the caption "Management's Discussion and Analysis of Selected Financial Information," at pages 28 and 29 of the Registrant's Annual Report to Stockholders for the fiscal year ended April 29, 1994, is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and the auditor's report thereon included on pages 16 through 27 of the Registrant's Annual Report to Stockholders for the fiscal year ended April 29, 1994, are incorporated herein by reference.

The "Quarterly Financial Data" included in Note J of the Notes to
Consolidated Financial Statements on page 26 of the Registrant's
Annual Report to Stockholders for the fiscal year ended April 29, 1994, is also incorporated herein by reference.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In accordance with General Instruction G(3), the information contained under the caption "ELECTION OF DIRECTORS" in the Registrant's definitive Proxy Statement dated July 1, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under an appropriate caption. The Registrant is not required to make any disclosure pursuant to
Item 405 of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION.

In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Registrant's Proxy Statement dated July 1, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the report of the Compensation Committee and the Stock Option Committee of the Registrant's Board of Directors on executive compensation nor the performance graph included in the Registrant's Proxy Statement dated July 1, 1994, shall be deemed to be incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

In accordance with General Instruction G(3), the information contained under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the Registrant's definitive Proxy Statement dated July 1, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In accordance with General Instruction G(3), the information contained under the caption "ELECTION OF DIRECTORS" in the Registrant's definitive Proxy Statement dated July 1, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of
1934, is incorporated herein by reference.


PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
       FORM 8-K.

(a)    Documents Filed as Part of this Report

   1 & 2  Financial Statements and Financial Statement Schedules:

                    The response to this portion of Item 14 is submitted as a separate section of this report.

          3         Exhibits:

   Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 67. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

          Executive Compensation Plans and Arrangements


Exhibit No.  Description                     Location

10(a)        Bob Evans Farms, Inc. and       Incorporated herein
             Affiliates 401K                 by reference to
             Retirement Plan                 Exhibit 4(d) to the
             (effective May 1, 1990)         Registrant's Pre-
                                             Effective Amendment
                                             No. 1 to Form S-8
                                             Registration State-
                                             ment, filed
                                             April 27, 1990
                                             (Registration No.
                                             33-34149)

10(b)        Bob Evans Farms, Inc. and       Incorporated herein
             Affiliates 401K                 by reference to
             Retirement Plan Summary Plan    Exhibit 4(e) to the
             Description                     Registrant's Pre-
                                             Effective Amendment
                                             No. 1 to Form S-8
                                             Registration State-
                                             ment, filed
                                             April 27, 1990
                                             (Registration No.
                                             33-34149)

10(c)        Bob Evans Farms, Inc. and       Incorporated herein
             Affiliates 401K                 by reference to
             Retirement Plan Trust           Exhibit 4(f) to the
             (effective May 1, 1990)         Registrant's Pre-
                                             Effective Amendment
                                             No. 1 to Form S-8
                                             Registration State-
                                             ment, filed
                                             April 27, 1990
                                             (Registration No.
                                             33-34149)

10(d)        Amendment No. 1 To The          Page 85
             Bob Evans Farms, Inc. and
             Affiliates 401K Retirement
             Plan

10(e)        Amendment No. 2 To The          Page 89
             Bob Evans Farms, Inc. and
             Affiliates 401K Retirement
             Plan

10(f)        Bob Evans Farms, Inc.           Incorporated herein
             1985 Incentive Stock            by reference to
             Option Plan                     Exhibit 4(c) to the
                                             Registrant's Regis-
                                             tration  Statement
                                             on
                                             Form S-8, filed
                                             September 12, 1985
                                             (Registration No.
                                             33-242)

10(g)        Bob Evans Farms, Inc.           Incorporated herein
             1987 Incentive Stock            by reference to
             Option Plan                     Exhibit 4(a) to the
                                             Registrant's Regis-
                                             tration Statement
                                             on
                                             Form S-8, filed
                                             October 19, 1987
                                             (Registration No.
                                             33-17978)

10(h)        Agreement, dated                Incorporated
             February 24, 1989,              herein
             between Daniel E. Evans         by reference to
             and Bob Evans Farms,            Exhibit 10(g) to
             Inc.; and Schedule A to         the
             Exhibit 10(h)                   Registrant's
             identifying other               Annual
             substantially identical         Report on Form 10-
             Agreements between              K
             Bob Evans Farms,                for its fiscal
             Inc. and certain of the         year
             executive officers of Bob       ended April 28,
             Evans Farms, Inc.               1989
                                             (File No. 0-1667);
                                             Page 92

10(i)        Bob Evans Farms, Inc.           Incorporated
             1989 Stock Option Plan          herein
             for Nonemployee                 by reference to
             Directors                       Exhibit 4(d) to
                                             the
                                             Registrant's Regis-
                                             tration Statement
                                             on
                                             Form S-8, filed
                                             August 23, 1989
                                             (Registration No.
                                             33-30665)

10(j)        Bob Evans Farms, Inc.           Incorporated
             1991 Incentive Stock            herein
             Option Plan                     by reference to
                                             Exhibit 4(d) to
                                             the
                                             Registrant's Regis-
                                             tration Statement
                                             on
                                             Form S-8, filed
                                             September 13, 1991
                                             (Registration No.
                                             33-42778)

10(k)        Bob Evans Farms, Inc.           Incorporated
             Supplemental Executive          herein
             Retirement Plan                 by reference to
                                             Exhibit 10(i) to
                                             the
                                             Registrant's
                                             Annual
                                             Report on Form 10-
                                             K
                                             for its fiscal
                                             year
                                             ended April 24,
                                             1992
                                             (File No. 0-1667)

10(l)        Bob Evans Farms, Inc.           Incorporated
             Nonqualified Stock Option       herein
             Plan                            by reference to
                                             Exhibit 10(j) to
                                             the Registrant's
                                             Annual
                                             Report on Form 10-
                                             K
                                             for its fiscal
                                             year
                                             ended April 24,
                                             1992
                                             (File No. 0-1667)

10(m)        Bob Evans Farms, Inc.           Incorporated
             Long Term Incentive Plan        herein by
             for Managers                    reference to
                                             Exhibit 10(k) to
                                             the Registrant's
                                             Annual Report on
                                             Form 10-K for its
                                             fiscal year ended
                                             April 30, 1993
                                             (File No. 0-1667)

10(n)        Bob Evans Farms, Inc.           Page 95
             1994 Long Term Incentive
             Plan


(b)       Reports on Form 8-K

   There were no Current Reports on Form 8-K filed during the fiscal quarter ended April 29, 1994.

(c)   Exhibits

   See Item 14(a) (3) above.

(d)   Financial Statement Schedules

   The response to this portion of Item 14 is submitted as a separate section of this Report.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Bob Evans Farms, Inc.
                                   (Registrant)


July 15, 1994                      By:    /s/Donald J. Radkoski
                                   Donald J. Radkoski
                                   Group Vice President-Finance
                                   Group
                                   and Treasurer (Chief
                                   Financial Officer & Chief
                                   Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                Date



/s/ Daniel E. Evans         Chairman of the Board,   July 15, 1994
Daniel E. Evans             Chief Executive
                            Officer and Secretary


/s/ Larry C. Corbin           Director             July 15, 1994
Larry C. Corbin



/s/ J. Tim Evans              Director             July 15, 1994
J. Tim Evans



/s/ Daniel A. Fronk           Director             July 15, 1994
Daniel A. Fronk



/s/ Cheryl L. Krueger         Director             July 15, 1994
Cheryl L. Krueger



/s/ G. Robert Lucas II        Director            July 15, 1994
G. Robert Lucas II



/s/ Stewart K. Owens          Director            July 15, 1994
Stewart K. Owens



/s/ Robert E. H. Rabold       Director            July 15, 1994
Robert E. H. Rabold



/s/ Robert S. Wood            Director             July 15, 1994
Robert S. Wood



/s/ Donald J. Radkoski      Group Vice President-  July 15, 1994
Donald J. Radkoski          Finance Group and Treasurer
                            (Chief Financial Officer
                              & Chief Accounting Officer)

                   ANNUAL REPORT ON FORM 10-K

              ITEM 14(a)(1) and (2) and ITEM 14(d)

 LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                 FINANCIAL STATEMENT SCHEDULES

                FISCAL YEAR ENDED APRIL 29, 1994

                     BOB EVANS FARMS, INC.

                         COLUMBUS, OHIO

FORM 10-K -- ITEMS 14(a)(1) and (2) and 14(d)

BOB EVANS FARMS, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



          The following consolidated financial statements of Bob
Evans Farms, Inc. and subsidiaries, included in the Annual Report of the Registrant to its stockholders for the fiscal year ended
April 29, 1994, are incorporated by reference in Item 8.

               Balance Sheets -- April 29, 1994 and April 30,
          1993

               Statements of Income -- Years ended April 29,
          1994, April 30, 1993 and April 24, 1992

               Statements of Stockholders' Equity -- Years ended
          April 29, 1994, April 30, 1993 and April 24, 1992

               Statements of Cash Flows -- Years ended April 29,
          1994, April 30, 1993 and April 24, 1992

               Notes to Financial Statements -- April 29, 1994


          The following financial statement schedules of Bob
Evans Farms, Inc. and subsidiaries are included in Item 14(d):

               Schedule V -- Property, Plant and Equipment

               Schedule VI -- Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment

               Schedule IX -- Short-Term Borrowings

               Schedule X -- Supplementary Income Statement
          Information


          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.



Consolidated Financial Review
Bob Evans Farms, Inc. and Subsidiaries

Comparative Highlights for Ten Years

                                                                 Income     Income
                                         Income                  Before     Per Share    Cash
                  Long-                  Before                  Extra-     Before       Dividends
                  Term                   Income       Income     ordinary   ExtraordinaryPer Share
Year Total Assets Debt      Net Sales    Taxes        Taxes      Gain       Gain
1994 $413,875,000 $   0     $699,038,000 $76,514,000 $28,332,000 $48,182,000 $1.15       $.27
1993  363,075,000     0      653,176,000  68,540,000  25,478,000  43,062,000  1.03        .25
1992  325,538,000 1,200,000  556,304,000  62,409,000  23,080,000  39,329,000   .94        .21
1991  287,254,000 1,600,000  501,305,000  53,882,000  20,247,000  33,635,000   .81        .20
1990  260,643,000 2,000,000  454,339,000  44,046,000  16,301,000  27,745,000   .65        .19
1989  244,198,000 2,400,000  419,529,000  48,754,000  18,091,000  30,663,000   .71        .17
1988  219,448,000 2,800,000  395,061,000  48,343,000  19,014,000  29,329,000   .68        .17
1987  193,098,000 3,200,000  327,160,000  41,226,000  19,756,000  21,470,000   .52        .15
1986  149,493,000         0  262,682,000  36,608,000  16,033,000  20,575,000   .50        .12
1985  128,599,000         0  227,736,000  33,421,000  15,335,000  18,086,000   .44        .12

Stock Price Ranges and Dividends
     The common stock of the company is traded on the NASDAQ National Market System and is identified by the symbol BOBE. The approximate number of record holders of the company's common stock on May 27, 1994, was 27,634. The high and low closing bid quotations for the company's common stock, as reported on NASDAQ, and cash dividends paid thereon for each fiscal quarter (13 weeks) of the company's past two fiscal years have been as follows:

                                                                 Cash
                                                              Dividends
Fiscal Year          High                   Low               Per Share
1994
1st Quarter..........$19     ...............$16 7/8............$.068
2nd Quarter...........19 1/8.................17 7/8............ .068
3rd Quarter...........22 1/2.................18 1/2........     .068
4th Quarter...........23 1/4.................19 7/8..............068

1993
1st Quarter..........$19 3/8................$14 7/8........... $.063
2nd Quarter...........20     ................17 1/2..............063
3rd Quarter...........22 1/8..... ...........18 1/8.......      .063
4th Quarter...........19 1/4.................17 1/8..............063


Comparative Highlights by Segment
Bob Evans Farms, Inc. and Subsidiaries

Restaurant Segment
                                                              Income       Income
                                                              Before       Per Share
                                                              Extra-       Before
                                    Income Before Income      ordinary     Extraordinary
Year                   Net Sales    Income Taxes  Taxes       Gain         Gain
1994                   $495,129,000 $56,973,000   $20,975,000 $35,998,000  $.86
1993                    457,396,000  51,254,000    19,057,000  32,197,000   .77
1992............        397,583,000  44,258,000    16,426,000  27,832,000   .67
1991............        358,248,000  40,277,000    15,205,000  25,072,000   .60
1990............        322,266,000  34,288,000    12,579,000  21,709,000   .51
1989.............       293,531,000  31,599,000    11,451,000  20,148,000   .47
1988............        259,226,000  30,750,000    11,957,000  18,793,000   .43
1987............        221,315,000  28,105,000    13,476,000  14,629,000   .35
1986............        176,334,000  22,499,000     9,612,000  12,887,000   .32
1985............        139,935,000  19,529,000     8,909,000  10,620,000   .26




Food Products Segment
                                                                Income     Income
                                                                Before     Per Share
                                                                Extra-     Before
                                     Income Before  Income      ordinary   Extraordinary
Year                     Net Sales   Income Taxes   Taxes       Gain       Gain
1994                     $203,909,000 $19,541,000  $7,357,000  $12,184,000 $.29
1993                      195,780,000  17,286,000   6,421,000   10,865,000  .26
1992..............        158,721,000  18,151,000   6,654,000   11,497,000  .27
1991..............        143,057,000  13,605,000   5,042,000    8,563,000  .21
1990..............        132,073,000   9,758,000   3,722,000    6,036,000  .14
1989..............        125,998,000  17,155,000   6,640,000   10,515,000  .24
1988..............        135,835,000  17,593,000   7,057,000   10,536,000  .25
1987..............        105,845,000  13,121,000   6,280,000    6,841,000  .17
1986... ..........         86,348,000  14,109,000   6,421,000    7,688,000  .18
1985.......................87,801,000  13,892,000   6,426,000    7,466,000  .18

Consolidated Balance Sheets
Bob Evans Farms, Inc. and Subsidiaries

Assets                                        April 29, 1994  April 30, 1993
Current Assets
 Cash                                         $    6,699,000  $    8,241,000
 Investments                                       1,399,000       1,947,000
 Trade accounts receivable                        15,445,000      12,545,000
 Inventories                                      15,799,000      14,814,000
 Deferred income taxes                             4,585,000       4,249,000
 Prepaid expenses                                  3,514,000       3,371,000
     Total Current Assets                         47,441,000      45,167,000
Property, Plant and Equipment, at cost
 Buildings                                       240,394,000     212,491,000
 Machinery and equipment                         124,759,000     109,690,000
 Other                                            17,556,000      15,476,000
                                                 382,709,000     337,657,000
 Less accumulated depreciation                   160,061,000     139,695,000
                                                 222,648,000     197,962,000
 Land                                            116,225,000     100,168,000
 Construction in progress                         10,897,000       2,636,000
     Net Property, Plant and Equipment           349,770,000     300,766,000
Other Assets
 Deposits and other                                2,002,000       2,163,000
 Deferred income taxes                             1,049,000         511,000
 Cost in excess of net assets acquired            11,555,000      12,094,000
 Other intangible assets                           2,058,000       2,374,000
     Total Other Assets                           16,664,000      17,142,000
                                                $413,875,000    $363,075,000

Liabilities and Stockholders' Equity

Current Liabilities
 Line of credit                                 $    9,500,000  $          0
 Accounts payable                                   12,200,000     9,530,000
 Dividends payable                                   2,839,000     2,618,000
 Federal and state income taxes                      6,160,000     7,597,000
 Accrued wages and related liabilities              10,830,000    10,163,000
 Other accrued expenses                             18,023,000    17,185,000
     Total Current Liabilities                      59,552,000    47,093,000
Deferred Income Taxes                                5,495,000     6,682,000
Stockholders' Equity
 Common stock, $.01 par value
    Authorized 100,000,000 shares; issued
    42,638,118 shares
    in 1994 and 1993                                   426,000       426,000
 Capital in excess of par value                    144,782,000   144,339,000
 Retained earnings                                 211,294,000   174,169,000
                                                   356,502,000   318,934,000
 Less treasury stock: 575,890 shares in 1994 and
 736,428 shares in 1993, at cost                     7,674,000     9,634,000
     Total Stockholders' Equity                    348,828,000   309,300,000
                                                  $413,875,000  $363,075,000



Consolidated Statements
of Income
Bob Evans Farms, Inc. and Subsidiaries


Years Ended April 29, 1994,
April 30, 1993, and April 24, 1992    1994         1993          1992
Net sales                             $699,038,000 $653,176,000  $556,304,000

Cost of sales                          221,558,000  207,106,000   170,879,000
Operating expenses                     292,893,000  273,256,000   237,839,000
Selling, general and administrative
expenses                                85,015,000   83,594,000    68,697,000
Depreciation expense                    23,082,000   20,753,000    17,516,000
      Operating profit                  76,490,000   68,467,000    61,373,000

Net interest                                24,000       73,000     1,036,000

      Income Before Income Taxes        76,514,000   68,540,000    62,409,000

Provisions for income taxes
 Federal                                23,060,000   20,862,000    19,219,000
 State                                   5,272,000    4,616,000     3,861,000
                                        28,332,000   25,478,000    23,080,000

      Net Income                     $  48,182,000  $ 43,062,000 $ 39,329,000


Net income per share                 $1.15          $1.03        $ .94


Consolidated Statements
of Stockholders' Equity
Bob Evans Farms, Inc. and Subsidiaries

Years Ended April 29, 1994,
April 30, 1993, and April 24, 1992

                                            Capital                                        Total
                         Common Stock       in Excess    Retained     Treasury      Stockholders'
                        Shares     Par      of Par Value Earnings     Equity        Equity
                                   Value
Balances at 4/27/91     32,189,459 $322,000 $142,885,000 $110,723,000 $(12,104,000) $241,826,000
Net income                                                 39,329,000                 39,329,000
Dividends declared of
  $.21 per share                                          (9,021,000)                (9,021,000)
Tax benefit from dis-
 qualified
 disposition of stock
 options exercised                                           246,000                    246,000
Distribution of treasury
 stock due to exercise
 of stock options and
 payment of employee
 bonuses                                       246,000                 1,521,000      1,767,000
 Adjust par for stock
  split                10,448,659   104,000   (104,000)
Balances at 4/24/92    42,638,118   426,000  143,027,000  141,277,000  (10,583,000)  274,147,000
 Net income                                                43,062,000                 43,062,000
 Dividends declared of
  $.25 per share                                          (10,367,000)               (10,367,000)
 Purchase of treasury
  stock                                                                (535,000)     (535,000)
Tax benefit from dis-
  qualified
  disposition of stock
  options exercised                                          197,000                   197,000
Compensation expense
  attributable to stock
  options granted                             1,382,000                               1,382,000
Distribution of treasury
  stock due to exercise
  of stock options and
  payment of employee
  bonuses                                      (70,000)                1,484,000      1,414,000
Balances at 4/30/93     42,638,118 426,000  144,339,000   174,169,000 (9,634,000)   309,300,000
 Net income                                                48,182,000                48,182,000
 Dividends declared of
 $.27 per share                                          (11,351,000)               (11,351,000)
Purchase of treasury
  stock                                                               (116,000)      (116,000)
Tax benefit from dis-
 qualified
 disposition of stock
 options exercised                                           294,000                   294,000
Compensation expense
  attributable to stock
  options granted                             500,000                                    500,000
Distribution of treasury
  stock due to exercise
  of stock options and
  payment of employee
  bonuses                                    (57,000)                 2,076,000       2,019,000

Balances at 4/29/94     42,638,118 $426,000 $144,782,000 $211,294,000 $(7,674,000)  $348,828,000



Consolidated Statements
of Cash Flows
Bob Evans Farms, Inc. and Subsidiaries

Years Ended April 29, 1994,
April 30, 1993, and April 24, 1992    1994       1993        1992
Operating Activities:
 Net income                        $48,182,000  $43,062,000  $39,329,000
 Adjustments to reconcile net
 income to net
 cash provided by operating
 activities:
Depreciation and amortization       23,937,000   21,632,000   17,693,000
Deferred federal income taxes      (2,061,000)  (3,471,000)   (1,236,000)
Loss (gain) on sale of property
 and equipment                        (85,000)     191,000      (487,000)
Compensation expense attributable
 to stock plans                        822,000   1,382,000
Cash provided by (used for) current
 assets and current liabilities:
  Accounts receivable              (2,900,000)     436,000      2,110,000
  Inventories                        (985,000)    (73,000)     (3,404,000)
  Prepaid expenses                   (143,000)   (179,000)     (309,000)
  Accounts payable                   2,670,000 (2,436,000)      3,588,000
  Federal and state income taxes   (1,143,000)    505,000         382,000
  Accrued wages and related
  liabilities                          345,000       4,000        412,000
  Other accrued expenses               838,000   4,330,000        161,000
    Net cash provided by operating
      activities                    69,477,000  65,383,000     58,239,000

Investing Activities:
 Investment in Greenriver Charcoal,
   Inc.                                        (3,046,000)
 Investment in Mrs. Giles Country
   Kitchens                                                    (2,930,000)
 Investment in Hickory Specialties,
   Inc.                                                       (13,479,000)
 Purchase of property, plant
   and equipment                 (72,910,000)  (52,115,000)   (44,971,000)
 Proceeds from sale of invest-
  ments                           19,927,000    18,805,000     79,163,000
 Purchase of investments         (19,379,000)  (11,588,000)   (69,210,000)
 Proceeds from sale of property,
   plant and equipment               909,000       513,000      2,307,000
 Other                               161,000     (380,000)        951,000
Net cash used in investing
  activities                     (71,292,000)  (47,811,000)   (48,169,000)

Financing Activities:
 Cash dividends paid             (11,130,000)  (10,049,000)    (8,753,000)
 Purchase of treasury stock         (116,000)     (535,000)
 Line of credit                     9,500,000
 Payments on long-term debt                     (1,600,000)    (7,986,000)
 Distribution of treasury stock
    due to the exercise of stock
    options and employee bonuses    2,019,000    1,414,000       1,767,000
Net cash provided by (used in)
 financing activities                 273,000  (10,770,000)    (14,972,000)
Increase (decrease) in cash        (1,542,000)   6,802,000      (4,902,000)
Cash at the beginning of the year    ,241,000    1,439,000       6,341,000
Cash at the end of the year      $  6,699,000  $  8,241,000    $  1,439,000



Note A -- Summary of Significant Accounting Policies
   Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.
   Fiscal Year: The company's fiscal year ends on the last Friday in April. References herein to 1994, 1993 and 1992 refer to fiscal years ended April 29, 1994, April 30, 1993, and April 24, 1992, respectively. Fiscal 1993 was composed of 53 weeks as compared to 1994 and 1992, which were both 52-week periods.
   Investments: The company records investments at cost, which approximates market.
   Inventories: The company values inventories at the lower of first-in, first-out cost or market. Inventory is composed of raw materials and supplies ($10,530,000 in 1994, $9,843,000 in 1993)
and finished goods ($5,269,000 in 1994, $4,971,000 in 1993).
   Property, Plant and Equipment: The company calculates depreciation on the declining-balance and straight-line methods at rates adequate to amortize costs over the estimated useful lives of buildings (15 to 25 years), machinery and equipment (3 to 10 years) and other (5 to 25 years).
   Cost in Excess of Net Assets Acquired: The cost in excess of net assets acquired is being amortized over 25 years using the straight-line method. Accumulated amortization at April 29, 1994, and April 30, 1993, was $1,920,000 and $1,381,000,
respectively.
   Pre-opening Expenses: Expenditures related to the opening of new restaurants, other than those for capital assets, are charged to expense when incurred.
   Net Income Per Share: The company calculates net income per share based upon the weighted average number of common shares outstanding during the year. Weighted average number of common shares outstanding for 1994, 1993 and 1992, were 42,006,000, 41,872,000 and 41,750,000 respectively. Outstanding stock options do not have a material dilutive effect.
   Reclassifications: Certain 1993 and 1992 amounts have been reclassified to conform with the 1994 classification.

Note B -- Acquisitions
   On June 19, 1992, the company purchased all of the outstanding capital stock of Greenriver Charcoal, Inc. (Greenriver) for $3,046,000 and on the same date merged the company into Hickory Specialties, Inc. (Hickory), a wholly owned subsidiary of Bob Evans Farms, Inc. Greenriver, based near Summer Shade, Ky., produces natural smoke flavorings.
   On March 30, 1992, the company acquired all of the outstanding capital stock of Hickory for $13,479,000. Hickory, based in Brentwood, Tenn., produces and distributes high-quality charcoal, wood smoking chips, related grilling equipment and natural smoke flavorings.
   On Sept. 13, 1991, the company acquired the net assets of Mrs. Giles Country Kitchens (Mrs. Giles), an affiliate of Campbell Soup Company, for $2,930,000. Mrs. Giles, based in Lynchburg, Va., produces and distributes refrigerated deli-style salads throughout the southeastern United States under the brand names of Mrs. Giles and Mrs. Kinser's.
   The company accounted for all acquisitions as purchases and the results of each acquired company's operations are included in the accompanying financial statements from the respective dates of acquisition. For each acquisition, the company allocated the purchase price to the net assets acquired based upon an assessment of the fair value of such assets and liabilities at the date of acquisition.


   The allocations are summarized as follows:
                           1993                    1992
                           Greenriver  Mrs. Giles  Hickory     Total
   Current assets         $     88,000 $2,955,000 $  5,481,000 $  8,436,000
   Current liabilities                  (541,000)  (1,387,000)   (1,928,000)
   Net working capital          88,000  2,414,000    4,094,000    6,508,000

Property, plant and equip-
 ment                        1,492,000    513,000    7,539,000    8,052,000
Cost in excess of net
  assets acquired            1,637,000               7,805,000    7,805,000
   Other intangible assets                           2,695,000    2,695,000
   Other non-current assets                 3,000       38,000       41,000
   Long-term debt                                   (7,585,000)  (7,585,000)
   Deferred income taxes     (171,000)              (1,107,000)  (1,107,000)
                           $3,046,000  $2,930,000 $13,479,000   $16,409,000


   Unaudited pro forma results of operations, assuming both Mrs. Giles and Hickory acquisitions had occurred at the beginning of fiscal 1992, are presented below. The pro forma amounts include adjustments to amortize cost in excess of net assets acquired and other minor adjustments that the company believes are reasonable.

                                               Year Ended
                                             April 24, 1992
       Sales                                 $581,517,000
       Net income                              40,259,000
       Net income per common share                   $.96

   Pro forma information may not be indicative of the results that would have occurred had the acquisitions been made at April 27, 1991, and is not intended to be a projection of future results.
   Pro forma results are not presented related to the Greenriver acquisition since all of its sales income was obtained through intercompany transactions with Hickory which would have been eliminated in consolidation. Additionally, any incremental net income would have been immaterial.

Note C -- Credit Arrangements
   The company has arrangements with certain banks from which it may borrow up to $53,000,000. The arrangements are reviewed
annually for renewal.   At April 29, 1994, $9,500,000 was
outstanding under these arrangements. During 1994 and 1993, respectively, the maximum amounts outstanding under these arrangements were $9,500,000 and $3,000,000 and the average amounts outstanding were $1,506,000 and $305,000 with weighted average interest rates of 5.2% and 6.0%.
   Total interest expense of $78,000, $85,000 and $216,000 incurred in 1994, 1993 and 1992, respectively, was capitalized in connection with the company's restaurant construction activities.

Note D -- Income Taxes
   During fiscal 1993, the company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The cumulative effect of adopting SFAS No. 109 as of fiscal 1993 was not material to the financial statements.
     Deferred federal income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax liability and assets as of April 29, 1994, and April 30, 1993, are as follows:

                                  April 29, 1994 April 30, 1993
     Deferred tax liability:
     Accelerated depreciation     $5,495,000     $6,682,000
     Deferred tax assets:
       Self-insurance              2,844,000      2,188,000
       Other taxes                 1,144,000      1,381,000
       Vacation pay                  680,000        564,000
       Stock compensation plan       815,000        511,000
       Inventory                     151,000        116,000
       Total deferred tax assets   5,634,000      4,760,000
Net deferred tax (asset) liability $  (139,000) $1,922,000


   Significant components of the provisions for income taxes are as follows:

                                 Liability            Deferred
                                  Method              Method
                              1994      1993          1992
   Current:
     Fedral               $25,438,000  $  24,386,000  $20,455,000
     State                  5,462,000      4,320,000    4,090,000
Total Current              30,900,000     28,706,000   24,545,000
   Deferred:
    Federal               (2,378,000)     (3,524,000) (1,236,000)
    State                   (190,000)        296,000    (229,000)
Total Deferred            (2,568,000)     (3,228,000) (1,465,000)
                          $28,332,000  $  25,478,000  $23,080,000


   The components of the provision for deferred income taxes for the year ended April 24, 1992, are as follows:

                                                               1992
Depreciation and amortization                              $   881,000
Employee benefits expense                                      164,000
Miscellaneous items                                            191,000
                                                           $ 1,236,000

   The company's provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

                                      1994         1993        1992
Expected tax                       $26,780,000  $23,304,000  $21,219,000
State income tax (net)               3,427,000    3,047,000    2,548,000
Targeted job credit (net)
Other                               (1,875,000)    (873,000)   (687,000)

Provision for income taxes         $28,332,000   $25,478,000 $23,080,000

Taxes paid during 1994, 1993 and 1992 were $31,643,000, $28,595,000 and
 $23,922,000, respectively.

Note E -- Leases
   Rental expense approximated $2,019,000 in 1994, $2,146,000 in 1993, and $1,562,000 in 1992. The company has no significant agreements involving contingent rentals or sub-leases.
   Most of the operating leases contain one of the following options: (a) the company can, after the initial lease term, purchase the property at the then fair value of the property, or
(b) the company can, at the end of the initial lease term, renew its lease at the then fair rental value for the periods of five to 10 years. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases.
 The future minimum rental payments required under operating leases that have remaining non-cancelable lease terms in excess of one year are as follows: $1,563,000 in 1995, $1,446,000 in
1996, $1,246,000 in 1997, $1,088,000 in 1998, $1,033,000 in 1999
and $8,812,000 through 2028.

Note F -- Stockholders' Equity
   The company has employee stock option plans adopted June 20, 1985 (1985 Plan), May 14, 1987 (1987 Plan), and June 1, 1991 (1991
Plan); a non-employee directors stock option plan adopted June 16, 1989 (1989 Plan); and a nonqualified stock option plan adopted
April 17, 1992 (1992 Plan), in conjunction with a supplemental executive retirement plan. The 1992 Plan provides that the option price shall be not less than 50% of the fair market value of the stock at the date of grant. All other plans provide that the option price shall be the fair market value of the stock at the grant date. Options may be granted for a period of up to 10 years under the 1985, 1987 and 1991 Plans, and until all available shares reserved have been issued or until the board determines that the plan shall terminate under the 1989 and 1992 Plans.
Except for the 1992 Plan, options granted under the plans become exercisable at the rate of 20% per year beginning at the date of grant. As of April 29, 1994, options for 1,413,768 shares were outstanding, and options for 587,609 shares were exercisable at prices ranging from $8.63 to $20.19 per share.
   During 1994, 1993 and 1992, options of 151,726, 101,528 and
118,605 shares, respectively, were exercised at prices ranging from $8.69 to $19.00 per share. At April 29, 1994, 1,872,571 shares were reserved for issuance under the plans.
   The company's Supplemental Executive Retirement Plan (SERP) provides retirement benefits to certain key management employees of the company and its subsidiaries. The purpose of the 1992 nonqualified stock option plan discussed earlier is to fund and settle benefit obligations of the company that arise under the SERP. To the extent that benefits under the SERP are satisfied by grants of stock options under the nonqualified plan, the plans will operate as an incentive plan that produces both risk and reward to participants based on future growth in the market value of the company's common stock. Since the company intends to fund and settle its obligations under the SERP on a current basis by granting stock options under the nonqualified plan, the company anticipates that no long-term unfunded pension obligations will arise under the SERP. Compensation expense attributable to stock options granted in 1994 and 1993 was $500,000 and $1,382,000, respectively.
   On April 30, 1993, the company adopted a Long-Term Incentive
Plan (LTIP) for managers. The LTIP provides for the award of up to an aggregate of 500,000 shares of the company's common stock to mid-level managers as incentive compensation. Shares awarded are restricted until certain vesting requirements are met, at which time all restricted shares are converted to unrestricted shares.
The value of such shares is established by market price on the date of the grant. LTIP participants are entitled to cash dividends and to vote their respective shares. Restrictions generally limit the sale, pledge or transfer of the shares during a restricted period, not to exceed 12 years. In 1994, no awards were granted as part of the LTIP, however compensation expense of $322,000 was accrued to provide for awards granted in May 1994.

Note G -- Profit Sharing Plan
   Effective May 1, 1990, the company's non-contributory profit sharing plan was amended to permit participants to make contributions to the plan. The plan covers substantially all employees with at least one year of service.
   The annual contribution to the plan is at the discretion of the company's board of directors. The company's expenses related to contributions to the plan in 1994, 1993 and 1992 were $3,104,000, $2,484,000, and $2,311,000, respectively.

Note H -- Commitments and Contingencies
   At April 29, 1994, the company had contractual commitments approximating $17,075,000 for restaurant construction, plant equipment additions and the purchases of land and inventory.
 The company is from time to time involved in a number of claims and litigation considered normal in the course of business.
Various lawsuits and assessments, among them employment discrimination, product liability, workers' compensation claims and tax assessments, are in litigation or pending litigation.
While it is not feasible to predict the outcome of these actions, in the opinion of the company, these actions should not ultimately have a material adverse effect on the financial position or results of operations of the company.

Note I -- Industry Segments
   The company's operations include restaurant operations and the processing and sale of food products. The revenue from these segments includes both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the financial statements.
   Operating profit represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in the company's operations in each segment.
General corporate assets consist of temporary investments and deferred income taxes.
   Information on the company's industry segments is summarized as follows:


Fiscal Year                           1994         1993          1992
Sales
Restaurant operations              $495,129,000  $457,396,000  $397,583,000
Food products                       234,811,000   226,576,000   184,022,000
                                    729,940,000   683,972,000   581,605,000
Intersegment sales of food
  products                          (30,902,000) (30,796,000)  (25,301,000)
   Total                           $699,038,000  $653,176,000  $556,304,000

Operating Profit
Restaurant operations              $ 56,910,000  $ 51,248,000  $ 44,139,000
Food products                        19,580,000    17,219,000    17,234,000
   Total                           $ 76,490,000  $ 68,467,000  $ 61,373,000

Depreciation and Amortization
  Expense
Restaurant operations              $  16,216,000 $ 14,398,000  $ 12,920,000
Food products                          7,721,000    7,234,000     4,773,000
   Total                           $  23,937,000 $ 21,632,000  $ 17,693,000

Capital Expenditures
Restaurant operations              $  62,576,000 $ 43,227,000  $ 36,725,000
Food products                         10,334,000    8,888,000     8,246,000
   Total                           $  72,910,000 $ 52,115,000  $ 44,971,000

Identifiable Assets
Restaurant operations              $ 317,739,000 $272,681,000  $236,833,000
Food products                         89,103,000   83,687,000    79,541,000
                                     406,842,000  356,368,000   316,374,000
General corporate assets               7,033,000    6,707,000     9,164,000
   Total                           $ 413,875,000 $363,075,000  $325,538,000



Note J -- Quarterly Financial Data (Unaudited)


                                                                Net
                                        Gross          Net      Income
                          Sales         Profit        Income    Per Share
Fiscal Year 1994
First Quarter          $178,431,000  $121,246,000  $11,815,000    $.28
Second Quarter          177,038,000   121,386,000   12,409,000     .30
Third Quarter           166,625,000   115,253,000   12,204,000     .29
Fourth Quarter          176,944,000   119,595,000   11,754,000     .28

Fiscal Year 1993
First Quarter          $159,410,000  $109,977,000  $10,411,000    $.25
Second Quarter          163,694,000   112,856,000   11,006,000     .26
Third Quarter           169,543,000   115,366,000   11,443,000     .27
Fourth Quarter          160,529,000   107,871,000   10,202,000     .25

Fiscal Year 1992
First Quarter          $131,199,000  $ 90,250,000  $ 8,785,000    $.21
Second Quarter          142,195,000    97,870,000   10,241,000     .25
Third Quarter           141,440,000    98,682,000   10,386,000     .25
Fourth Quarter          141,470,000    98,623,000    9,917,000     .23

Note: gross profit represents net sales less cost of sales
(materials)


Auditor's Report
Bob Evans Farms, Inc. and Subsidiaries

Report of Ernst & Young, Independent Auditors
Board of Directors
Bob Evans Farms, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 29, 1994, and April 30, 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 29, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. and subsidiaries at April 29, 1994, and April 30, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 29, 1994, in conformity with generally accepted accounting principles.



Columbus, Ohio
May 27, 1994


Management's Discussion and Analysis
of Selected Financial Information
Bob Evans Farms, Inc. and Subsidiaries


Sales
      Total sales for Bob Evans Farms, Inc. and subsidiaries increased seven percent in 1994 over 1993. This compares with a 17% increase in 1993. Fiscal year 1994 was composed of 52 weeks, whereas there were 53 weeks in fiscal year 1993.
      The majority of the increase in sales occurred in the restaurant segment, which experienced sales growth of $37.7 million, or eight percent, in comparison to 1993, in which a $59.8 million increase resulted in 15% growth over 1992. These increases were due mainly to more restaurants in operation and menu price increases of three percent in both years. During 1994, 23 new restaurants were opened: 11 traditional Bob Evans and Owens Family Restaurants, eight "small-town" Bob Evans Restaurants and four Cantina del Rios. Two of the Cantina del Rio openings were in Livonia, Mich., and Lisle, Ill., the first locations outside of Ohio for the company casual theme concept.
      Food products segment sales increased $8.1 million, or four percent, as compared to 1993, which saw a 23% increase over 1992 sales. The increase was attributable to higher wholesale prices of sausage products over a year ago and improved sales of Hickory Specialties' charcoal and liquid smoke flavorings. The prior year increase was due to full-year sales comparisons in 1993 of Mrs. Giles and Hickory Specialties versus a partial year in 1992, and increased institutional and foodservice sales of private label and specialty sausage products.


Cost of Sales
      As a percentage of sales, the consolidated cost of sales was unchanged in 1994 at 31.7%. The restaurant segment cost of sales percentage also remained constant, at 27.5% in both 1994 and 1993. In the food products segment, cost of sales increased slightly from 41.5% to 41.9% of sales in 1994 as compared to 1993 due mostly to higher live hog costs as well as the higher cost of fresh salad ingredients.


Operating Expenses
      Consolidated operating expenses were virtually unchanged in 1994 at 41.9% of sales as compared to 41.8% in the prior year. Restaurant segment operating expenses represented approximately 56% of its sales in both 1994 and 1993, and food products segment operating expenses were approximately 16% of its sales for both years.


Selling, General and Administrative Expenses
      Selling, general and administrative expenses were between 12% and 13% for each of the years presented. In the restaurant segment, selling, general and administrative expenses represented 5.6% and 5.3% of 1994 and 1993 sales, respectively. Selling, general and administrative expenses in the food products segment decreased from 26.3% of sales in 1993 to 25.4% in 1994. Most of this reduction was due to an overall decrease in advertising expenditures in the food products segment.


Taxes
      The effective federal and state income tax rates applicable to the company in 1994, 1993 and 1992 were 37.0%, 37.2% and 37.0%, respectively. As of a result of legislation enacted this past year, changes in the corporate income tax rate and tax credits are expected to increase the company's effective tax rate to a range of 38.5% to 39% in fiscal year 1995.


Net Income
      Net income increased 12% in 1994 compared to 1993. Of this increase, 74% was attributable to the restaurant segment having more restaurants in operation in 1994 as compared to 1993. The remainder of the increase in the food products segment was due to improved margins in sales of sausage, charcoal and liquid-smoke flavorings as well as decreased selling, general and administrative expenses.
      Net income increased nine percent in 1993 compared to 1992. Restaurant segment net income increased 16% in 1993 compared to 1992 and accounted for all the company's overall increase. This increase was mainly related to more restaurants in operation in 1993 compared to 1992. Food products segment net income decreased five percent in 1993 compared to 1992. This decrease was related to decreased margins on sausage products sold because of higher live hog costs during the third and fourth quarters as well as narrower margins on both salad and foodservice products. This decrease was partially offset by the full-year inclusion of Mrs. Giles' and Hickory Specialties' operating results in 1993.


Liquidity and Capital Resources
      Cash generated from both the restaurant and food products segments was used as the main source of funds for working capital and capital expenditure requirements. Cash and short-term investments totaled $8.1 million at April 29, 1994, and $10.2 million at April 30, 1993.
      Bank lines of credit were used for liquidity needs and capital expansions during fiscal year 1994. At April 29, 1994, $9.5 million was outstanding under such arrangements. The bank lines of credit available were increased to $53 million during 1994 from $18 million in 1993 to meet liquidity and capital resource requirements anticipated because of increased restaurant expansion projected during fiscal year 1995. The company believes that the funds needed for capital expenditures and working capital during 1995 will be generated internally and available bank lines of credit. Longer-term financing alternatives will be evaluated by the company, especially in the event of an acquisitions.
      At April 29, 1994, the company had contractual commitments from restaurant construction, plant equipment additions and land purchases of approximately $17 million. Anticipated capital expenditures for 1995 will be approximately $90 million and depreciation and amortization expenses will be approximately $26 million. The company plans to build 49 additional restaurants in fiscal year 1995, as well as upgrade various property, plant and equipment in both segments.
     Dividends paid represented 23% of net income in both 1994 and 1993.

            SCHEDULE V-PROPERTY, PLANT AND EQUIPMENT
                      BOB EVANS FARMS, INC.


          COL. A               COL. B       COL. C        COL. D        COL. E    COL. F
                             Balance at                              Other        Balance at
      CLASSIFICATION         Beginning   Additions at  Retirements   Changes-Add  End
                             of Period       Cost                    (Deduct)-    of Period
                                                                      Describe

                                             (1)           (2)          (3)
Year ended April 29, 1994:
  Buildings                $212,491,000  $25,662,000   $   395,000    $2,636,000 $240,394,000
  Machinery and equipment   109,690,000   17,559,000     2,490,000                124,759,000
  Other                      15,476,000    2,298,000       218,000                 17,556,000
Total depreciable property  337,657,000   45,519,000     3,103,000     2,636,000  382,709,000
    Construction in progress  2,636,000   10,897,000                 (2,636,000)   10,897,000
    Land                    100,168,000   16,495,000       438,000                116,225,000

                           $440,461,000  $72,911,000    $3,541,000    $     -0-  $509,831,000

Year ended April 30, 1993:
 Buildings                 $188,031,000  $22,822,000    $   138,000   $1,776,000 $212,491,000
 Machinery and equipmenT     96,595,000   16,100,000      3,005,000               109,690,000
 Other                       14,229,000    1,402,000        155,000                15,476,000
Total depreciable property  298,855,000   40,324,000      3,298,000    1,776,000  337,657,000
 Construction in progress     1,776,000    2,636,000                 (1,776,000)    2,636,000
    Land                     89,586,000   10,647,000        65,000                100,168,000

                           $390,217,000  $53,607,000    $3,363,000    $     -0-  $440,461,000

Year ended April 24, 1992:
  Buildings               $167,879,000   $17,952,000    $  946,000    $3,146,000 $188,031,000
  Machinery and equipment   80,673,000    18,940,000     3,018,000                 96,595,000
  Other                     13,284,000     1,146,000       201,000                 14,229,000
Total depreciable property 261,836,000    38,038,000     4,165,000     3,146,000  298,855,000
 Construction in progress    3,146,000     1,776,000                 (3,146,000)    1,776,000
 Land                       77,031,000    13,209,000       654,000                 89,586,000

                           $342,013,000  $53,023,000    $4,819,000    $      -0- $390,217,000

(1)   Major  additions to property, plant and equipment  are  for
  additional   restaurant  operations  and  for  $1,492,000   and
  $8,052,000  related to acquisitions in fiscal  1993  and  1992,
  respectively   (see   Note   B   to   Consolidated    Financial
  Statements).
(2)   Major retirements of property, plant and equipment are from replacement  of equipment and sales of excess parcels  of  land acquired initially as restaurant sites.
(3)  Reclassifications.



        SCHEDULE VI-ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                              BOB EVANS FARMS, INC.


          COL. A               COL. B        COL. C       COL. D        COL. E        COL. F
                             Balance at    Additions                    Other       Balance at
       DESCRIPTION           Beginning     Charged to   Retirements  Changes-Add       End
                             of Period     Costs and                  (Deduct)-     of Period
                                            Expenses                   Describe

                                               (1)
Year ended April 29, 1994:
  Buildings                $  63,776,000  $  9,978,000   $   298,000               $  73,456,000
  Machinery and equipment     65,636,000    11,827,000     2,196,000                  75,267,000
  Other                       10,283,000     1,276,000       221,000                  11,338,000

                           $ 139,695,000   $23,081,000    $2,715,000                $160,061,000

Year ended April 30, 1993:
  Buildings                $  54,532,000   $ 9,249,000   $     5,000               $  63,776,000
  Machinery and equipment     57,956,000    10,270,000     2,590,000                  65,636,000
  Other                        9,113,000     1,234,000        64,000                  10,283,000

                           $ 121,601,000  $20,753,0000    $2,659,000                $139,695,000

Year ended April 24, 1992:
  Buildings                $  47,071,000  $  7,915,000   $   454,000               $  54,532,000
  Machinery and equipment     51,963,000     8,376,000     2,383,000                  57,956,000
  Other                        8,050,000     1,225,000       162,000                   9,113,000

                           $ 107,084,000   $17,516,000    $2,999,000                $121,601,000

 (1) The annual provisions for depreciation have been computed principally in accordance with the following ranges of useful life:

Buildings               4 to 40 years
Machinery and equipment 2 to 10 years
Other                   2 to 10 years




                        SCHEDULE IX-SHORT-TERM BORROWINGS
                              BOB EVANS FARMS, INC.


          COL. A               COL. B       COL. C        COL. D        COL. E       COL. F
  Category of Aggregate      Balance at    Weighted      Maximum       Average      Weighted
  Short-Term Borrowings         End         Average       Amount        Amount       Average
                             of Period     Interest    Outstanding   Outstanding    Interest
                                             Rate       During the    During the   Rate During
                                                          Period        Period     the Period
Year ended April 29, 1994:
Amounts payable
to banks for borrowings       $9,500,000     5.2%       $9,500,000    $1,506,000    5.2%

Year ended April 30, 1993:
  Amounts payable
  to  banks for borrowings    $    0         6.0%     $3,000,000       $305,000     6.0%

Year ended April 24, 1992:
    Amounts payable
  to  banks for borrowings    $    0         6.1%     $10,000,000      $460,000     6.1%



      SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION

                      BOB EVANS FARMS, INC.


            COL. A                           COL. B


             ITEM                 Charged to Costs and Expenses


                                               Year Ended
                             April 29      April 30      April 24
                               1994          1993          1992
Maintenance and repairs   $11,890,000    $10,489,000   $  9,205,000
Advertising costs          29,927,000     30,972,000     29,487,000
Taxes, other than payroll
 and income taxes           7,372,000      6,546,000      5,723,000


Note:Amounts for depreciation and amortization of intangible assets and royalties are not presented as such amounts are less than 1% of total sales and revenues.



     BOB EVANS FARMS, INC.
     ANNUAL REPORT ON FORM 10-K
     FOR FISCAL YEAR ENDED APRIL 29, 1994

                       INDEX TO EXHIBITS

Exhibit
Number    Description                        Location

3(a)      Certificate of Incorporation       Incorporated herein
          of the Registrant                  by reference to
                                             Exhibit 3(a) to the
                                             Registrant's Annual
                                             Report on Form 10-K
                                             for its fiscal year
                                             ended April 24, 1987
                                             (File No. 0-1667)

3(b)      Certificate of Amendment of        Incorporated herein
          Certificate of Incorporation       by reference to
          of the Registrant dated            Exhibit 3(b) to the
          August 26, 1987                    Registrant's Annual
                                             Report on Form 10-K
                                             for its fiscal year
                                             ended April 28, 1989
                                             (File No. 0-1667)

3(c)      Certificate of Adoption of         Page 71
          Amendment to Certificate of
          Incorporation of the
          Registrant dated August 9,
          1993

3(d)      Restated Certificate of            Page 74
          Incorporation of Registrant
          (NOTE: This document has not
          been filed with the Delaware
          Secretary of State)

3(e)      By-Laws of the Registrant          Incorporated herein
                                             by reference to
                                             Exhibit 3(c) to the
                                             Registrant's Annual
                                             Report on Form 10-K
                                             for its fiscal year
                                             ended April 24, 1987
                                             (File No. 0-1667)

10(a)     Bob Evans Farms, Inc. and          Incorporated herein
          Affiliates 401K Retirement         by reference to
          Plan (effective May 1, 1990)       Exhibit 4(d) to the
                                             Registrant's Pre-
                                             Effective Amendment
                                             No. 1 to Form S-8
                                             Registration State
                                             ment, filed
                                             April 27, 1990
                                             (Registration No. 33-
                                             34149)

10(b)     Bob Evans Farms, Inc. and          Incorporated herein
          Affiliates 401K Retirement         by reference to
          Plan Summary Plan Description      Exhibit 4(e) to the
                                             Registrant's Pre-
                                             Effective Amendment
                                             No. 1 to Form S-8
                                             Registration State
                                             ment, filed
                                             April 27, 1990
                                             (Registration No. 33-
                                             34149)

10(c)     Bob Evans Farms, Inc. and          Incorporated herein
          Affiliates 401K Retirement         by reference to
          Plan Trust (effective May 1,       Exhibit 4(f) to the
          1990)                              Registrant's Pre-
                                             Effective Amendment
                                             No. 1 to Form S-8
                                             Registration State
                                             ment, filed
                                             April 27, 1990
                                             (Registration No. 33-
                                             34149)

10(d)     Amendment No. 1 To The Bob         Page 85
          Evans Farms, Inc. and
          Affiliates 401K Retirement
          Plan

10(e)     Amendment No. 2 To The Bob         Page 89
          Evans Farms, Inc. and
          Affiliates 401K Retirement
          Plan

10(f)     Bob Evans Farms, Inc. 1985         Incorporated herein
          Incentive Stock Option Plan        by reference to
                                             Exhibit 4(c) to the
                                             Registrant's Regis
                                             tration Statement on
                                             Form S-8, filed
                                             September 12, 1985
                                             (Registration No.
                                             33-242)

10(g)     Bob Evans Farms, Inc. 1987         Incorporated herein
          Incentive Stock Option Plan        by reference to
                                             Exhibit 4(a) to the
                                             Registrant's Regis
                                             tration Statement on
                                             Form S-8, filed
                                             October 19, 1987
                                             (Registration No. 33-
                                             17978)

10(h)     Agreement, dated February 24,      Incorporated herein
          1989, between Daniel E. Evans      by reference to
          and Bob Evans Farms, Inc.; and     Exhibit 10(g) to the
          Schedule A to Exhibit 10(h)        Registrant's Annual
          identifying other substan          Report on Form 10-K
          tially identical Agreements        for its fiscal year
          between Bob Evans Farms, Inc.      ended April 28, 1989
          and certain of the executive       (File No. 0-1667);
          officers of Bob Evans Farms,       Page 92
          Inc.

10(i)     Bob Evans Farms, Inc. 1989         Incorporated herein
          Stock Option Plan for Non-         by reference to
          employee Directors                 Exhibit 4(d) to the
                                             Registrant's Regis
                                             tration Statement on
                                             Form S-8, filed
                                             August 23, 1989
                                             (Registration No. 33-
                                             30665)

10(j)     Bob Evans Farms, Inc. 1991         Incorporated herein
          Incentive Stock Option Plan        by reference to
                                             Exhibit 4(d) to the
                                             Registrant's Regis
                                             tration Statement on
                                             Form S-8, filed
                                             September 13, 1991
                                             (Registration
                                             No. 33-42778)

10(k)     Bob Evans Farms, Inc.              Incorporated herein
          Supplemental Executive             by reference to
          Retirement Plan                    Exhibit 10(i) to the
                                             Registrant's Annual
                                             Report on Form 10-K
                                             for its fiscal year
                                             ended April 24, 1992
                                             (File No. 0-1667)

10(l)     Bob Evans Farms, Inc.              Incorporated herein
          Nonqualified Stock Option Plan     by reference to
                                             Exhibit 10(j) to the
                                             Registrant's Annual
                                             Report on Form 10-K
                                             for its fiscal year
                                             ended April 24, 1992
                                             (File No. 0-1667)

10(m)     Bob Evans Farms, Inc. Long         Incorporated herein
          Term Incentive Plan for            by reference to
          Managers                           Exhibit 10(k) to the
                                             Registrant's Annual
                                             Report on Form 10-K
                                             for its fiscal year
                                             ended April 30, 1993
                                             (File No. 0-1667)

10(n)     Bob Evans Farms, Inc. 1994         Page 95
          Long Term Incentive Plan

11        Computation of Earnings Per        Page 108
          Share

13        Registrant's Annual Report to      Page 27
          Stockholders for the fiscal
          year ended April 29, 1994 (Not
          deemed filed except for
          portions thereof which are
          specifically incorporated by
          reference into this Annual
          Report on Form 10-K)

21        Subsidiaries of the Registrant     Incorporated herein
                                             by reference to
                                             Exhibit 21 to the
                                             Registrant's Annual
                                             Report on Form 10-K
                                             for its fiscal year
                                             ended April 30, 1993
                                             (File No. 0-1667)

23        Consent of Ernst & Young,          Page 109
          certified public accountants


<EX-3(c)>

                          Exhibit 3(c)

                   CERTIFICATE OF ADOPTION OF
                  AMENDMENT TO CERTIFICATE OF
                INCORPORATION OF THE REGISTRANT
                      DATED AUGUST 9, 1993
            CERTIFICATE OF ADOPTION OF AMENDMENT TO
                CERTIFICATE OF INCORPORATION OF
                     BOB EVANS FARMS, INC.


          Daniel E. Evans and Judy D. Harrington hereby certify

that they are the duly elected, qualified and acting Chairman of the Board and Assistant Secretary, respectively, of Bob Evans

Farms, Inc., a Delaware corporation (the "Company"), and further certify as follows:

                    (1)  That at a meeting of the Board of
               Directors of the Company duly called and held on April 30, 1993, resolutions proposing and declaring it advisable that Article FOURTH of the Certificate of Incorporation, as amended, of the Company be amended in order to increase the authorized number of shares of the Company to 100,000,000 shares, all of which will be shares of Common Stock, $.01 par value, and recommending to the stockholders of the Company the approval of the proposed amendment, were duly adopted; and

                    (2)  That at such meeting, the Board of
               Directors also adopted a resolution directing that the proposed amendment to Article FOURTH be submitted to the stockholders of the Company for their consideration and adoption at the 1993 Annual Meeting of the Stockholders of the Company; and

                    (3)  That the following resolution was
               duly adopted at the 1993 Annual Meeting of the Stockholders of the Company duly called and held, pursuant to notice duly given, on August 9, 1993, by the holders of at least a majority of the issued and outstanding shares of the Company entitled to vote thereon, and in accordance with the provisions of
               Section 242 of the Delaware General
               Corporation Law:

                         RESOLVED, that Article FOURTH of
               the Certificate of Incorporation, as amended, of Bob Evans Farms, Inc. be amended in its entirety by deleting the same and substituting therefor the following:

                         FOURTH:   The total number of
               shares of stock which the Corporation
               shall have the authority to issue is One
               Hundred Million (100,000,000), all of
               which shares shall be Common Stock of
               One Cent ($.01) par value.



Dated:  August 9, 1993        Daniel E. Evans, Chairman of the
                                Board



                              ATTEST:



                              Judy D. Harrington, Assistant
                                Secretary
<EX-3(d)>

                          Exhibit 3(d)

             RESTATED CERTIFICATE OF INCORPORATION
                         OF REGISTRANT
             RESTATED CERTIFICATE OF INCORPORATION
                               OF
                     BOB EVANS FARMS, INC.
           _________________________________________

            (Note:  This document has not been filed
             with the Delaware Secretary of State)


FIRST:       The name of the Corporation is Bob Evans Farms, Inc.

SECOND:      The address of its registered office in the State of
Delaware is No. 1209 Orange Street, in the City of Wilmington,
County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

THIRD:       The nature of the business or purposes to be
conducted or promoted is:

To engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

FOURTH:      The total number of shares of stock which the
Corporation shall have authority to issue is One Hundred Million
(100,000,000), all of which shares shall be Common Stock of One
Cent ($.01) par value.

The number of authorized shares may be increased or decreased by the affirmative vote of the holders of a majority of the stock of the Corporation entitled to vote.

FIFTH:       The name and mailing address of the sole
incorporator [in 1985] is as follows:

NAME                                MAILING ADDRESS

G. Robert Lucas II                  41 South High Street
                                          Columbus, Ohio 43215

The powers of the incorporator shall terminate upon the filing of this Certificate of Incorporation. The names and address of the persons who shall serve as directors of the Corporation until the first annual meeting of stockholders [in 1986], or until their successors are elected and qualified, shall be as follows:
Daniel E. Evans, Robert L. Evans, Robert S. Wood, C. H. McKenzie,
J. Tim Evans, Lawrence E. Carroll, Larry C. Corbin, Keith P. Bradbury and Daniel A. Fronk, all of 3776 South High Street, Columbus, Ohio 43207.

SIXTH:       The Corporation is to have perpetual existence.

SEVENTH:     In furtherance and not in limitation of the powers
conferred by statute, the Board of Directors is expressly authorized:

To make, alter or repeal the By-Laws of the Corporation.

EIGHTH:      Elections of directors need not be by written ballot
unless the By-Laws of the Corporation shall so provide.

Meetings of stockholders may be held within or without the State of Delaware, as the By-Laws may provide. The books of the Corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the By-Laws of the Corporation.

NINTH:       The Corporation reserves the right to amend, alter,
change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

TENTH:       The provisions of this Article Tenth shall be
applicable with respect to all Business Combinations.

                  (A) Except as otherwise expressly provided in paragraph (B) of this Article Tenth, each Business Combination shall require an affirmative Special Shareholder Vote. Such affirmative vote shall be in addition to any other affirmative vote required by law or this Certificate of Incorporation or the By-Laws of the Corporation, and shall be required notwithstanding the fact that no vote may be required, or that a lesser percentage or class vote may be specified, by law or in any agreement with any national securities exchange or otherwise.

                  (B) The provisions of paragraph (A) of this Article Tenth shall not be applicable to any particular Business Combination and such Business Combination shall require only such affirmative vote, if any, as is required by law and any other provision of this Certificate of Incorporation or the By-Laws of the Corporation, or any agreement with any national securities exchange or otherwise, if all of the conditions specified in either of the following paragraphs (B)(1) or (B)(2) shall have been satisfied with respect to any such Business Combination.

                        (1)   (a)   The terms of such Business
Combination shall provide for Fair Consideration to Shareholders;
and

                              (b)   A Proxy Statement describing
the proposed Business Combination shall be mailed to all holders of Voting Stock at least 30 days prior to the consummation of such Business Combination, regardless of whether or not such Proxy Statement is required to be furnished to shareholders of the Corporation pursuant to the Exchange Act. The Proxy Statement shall set out, in a prominent place, any expression as to the advisability or inadvisability of such Business Combination that the Unrelated Directors, or any of them, may choose to make and, if deemed advisable by a majority of the Unrelated Directors, the opinion of an investment banking firm selected by a majority of the Unrelated Directors, at a meeting at which an Unrelated Director Quorum is present, as to the fairness or lack of fairness of the terms of such Business Combination, from the financial point of view of the holders of the outstanding shares of capital stock of the Corporation other than the Acquirer and its Affiliates or Associates. Such investment banking firm shall be paid a reasonable fee for its services by the Corporation.

                        (2)   A majority of the Unrelated
Directors shall have approved such Business Combination and shall have determined, at a meeting at which an Unrelated Director Quorum is present, that the terms of the Business Combination are fair from the financial point of view of the holders of the outstanding shares of capital stock of the Corporation other than as to the Acquirer and its Affiliates and Associates. Such approval and determination may be made prior to or subsequent to the time that the Acquirer becomes an Acquirer.

                  (C)   For the purposes of this Article Tenth,
the following terms shall have the definitions specified in this paragraph (C).

                        (1)   The term "Acquirer" shall mean any
person (other than the Corporation or any Subsidiary and other than any profit sharing, employee stock ownership or other employee benefit plan of the Corporation or any Subsidiary or any trustee of or fiduciary with respect to any such plan when acting in such capacity) who:

                              (a)   Is the beneficial owner
directly or indirectly, of twenty percent (20%) or more of the Voting Stock;

                              (b)   Is an Affiliate or Associate
of the Corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner of twenty percent (20%) or more of the Voting Stock; or

                              (c)   Is at such time an assignee
of or has otherwise succeeded to the beneficial ownership of the shares of Voting Stock that were at any time within the two-year period immediately prior to such time beneficially owned by any Acquirer, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933 (except for any transactions governed by Rule 144 of the Securities Act of 1933).

                              For the purposes of determining
whether a person is an Acquirer pursuant to this paragraph
(C)(1), the number of shares of Voting Stock deemed to be outstanding shall include shares deemed to be beneficially owned through application of paragraph (C)(4) but shall not include any other shares of Voting Stock that may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

                        (2)   The terms "Affiliate" or
"Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Exchange Act"), as in effect at the date of the adoption of this Article Tenth (the term "registrant" in said Rule 12b-2 meaning the Corporation or the Acquirer, as the case may be).

                        (3)   The term "Announcement Date" shall
have the meaning specified in paragraph (C)(10)(a)(i) of this Article Tenth.

                        (4)   A person shall be a "beneficial
owner" and shall be deemed to have "beneficial ownership" of any Voting Stock:

                              (a)   Which such person or any of
its Affiliates or Associates beneficially owns, directly or indirectly, within the meaning of Rule 13d-3 of the General Rules and Regulations under the Exchange Act;

                              (b)   Which such person or any of
its Affiliates or Associates has, directly or indirectly, (i) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or
(ii) the right to vote pursuant to any agreement, arrangement or understanding; or

                              (c)   Which are beneficially owned,
directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.

                        (5)   The term "Business Combination"
shall mean any one or more of the following transactions:

                              (a)   Any merger or consolidation
of the Corporation or any Subsidiary with (i) any Acquirer or
(ii) any other corporation (whether or not itself an Acquirer) which is or after such merger or consolidation would be an Affiliate or Associate of an Acquirer; or

                              (b)   Any sale, lease, exchange,
mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) with any Acquirer, or any Affiliate or Associate of any Acquirer, involving any assets or securities of the Corporation, any subsidiary of any Acquirer, or any Affiliate or Associate of any Acquirer, having an aggregate Fair Market Value of $10,000,000 or more; or

                              (c)   The adoption of any plan or
proposal for the liquidation or dissolution of the Corporation proposed at any time after any person becomes and continues to be an Acquirer; or

                              (d)   Any reclassification of
securities (including any reverse stock split), or recapitalization of the Corporation, or any merger or consolidation of the Corporation with any of its Subsidiaries or any other transaction (whether or not with or otherwise involving an Acquirer) that has the effect, directly or indirectly, of increasing the proportionate share of any class of equity or convertible securities of the Corporation or any Subsidiary which is directly or indirectly beneficially owned by any Acquirer or any Affiliate or Associate of any Acquirer; or

                              (e)   Any agreement, contract or
other arrangement providing for any one or more of the actions specified in clauses (a) to (d) of this paragraph (C)(5).

                        (6)   The term "Common Stock" shall mean
those authorized and issued shares of capital stock of the Corporation referred to as common shares or Common Stock in Article Fourth of this Certificate of Incorporation.

                        (7)   The term "Unrelated Director" means
any member of the Board of Directors, while such person is a member of the Board of Directors of the Corporation (the "Board"), who is neither an Affiliate nor an Associate of the Acquirer (except solely by reason of such Director being a member of the Board) and was a member of the Board prior to the time that the Acquirer became an Acquirer, and any successor of an Unrelated Director, while such successor is a member of the Board, who is neither an Affiliate nor an Associate of the Acquirer (except solely by reason of such Director being a member of the Board), and is recommended or elected to succeed an Unrelated Director by a majority of the then Unrelated Directors, provided that such recommendation or election shall only be effective for the purposes of this paragraph (C)(7) if made at a meeting at which an Unrelated Director Quorum is present.

                        (8)   The term "Unrelated Director
Quorum" means at least sixty percent (60%) of the number of Unrelated Directors capable of exercising the powers conferred upon them under this Certificate of Incorporation or the By-Laws of the Corporation or by law, but, in any case, not less than three Unrelated Directors.

                        (9)   The term "Exchange Act" shall have
the meaning specified in paragraph (C)(2) of this Article Tenth.

                        (10)  The term "Fair Consideration to
Shareholders" shall, with respect to any particular Business Combination, mean that the terms of such Business Combination satisfy all of the following conditions of this paragraph
(C)(10).

                              (a)   The aggregate amount of cash
and the Fair Market Value of consideration other than cash to be received per share by holders of Common Stock as of the date of the consummation of the Business Combination in such Business Combination shall be at least equal to the highest amount determined under the following clauses (i), (ii) and (iii) of this paragraph (C)(10)(a):

                                    (i)   (if applicable) the
highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees and as adjusted for any stock dividends, stock splits or equivalent reclassifications to that effect) paid by or on behalf of the Acquirer for any share of Common Stock in connection with the acquisition by the Acquirer of beneficial ownership of such share (x) within the two-year period immediately prior to the first public announcement of the proposal of the Business Combination (the "Announcement
Date") or (y) in the transaction in which it became an Acquirer, whichever is higher;

                                  (ii)    the Fair Market Value
per share of the Common Stock on the Announcement Date or on the date on which the Acquirer became an Acquirer (as adjusted for any stock dividend, stock split or equivalent reclassification to that effect), whichever is higher; and

                                 (iii)    (if applicable) the
price per share equal to the Fair Market Value per share of the Common Stock determined pursuant to clause (ii) of this paragraph
(C)(10)(a) multiplied by the ratio of (x) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) as determined pursuant to clause (i) of this paragraph (C)(10)(a), to (y) the Fair Market Value per share of the Common Stock on the first day of the two-year period immediately prior to the Announcement Date on which the Acquirer acquired beneficial ownership of any share of Common Stock.

                              (b)   The consideration to be
received by holders of outstanding Common Stock shall be in cash or in the same form as previously has been paid by or on behalf of the Acquirer in connection with its direct or indirect acquisition of beneficial ownership of shares of Common Stock.
If the consideration so paid for shares of Common Stock varied as to form, the form of consideration for shares of Common Stock shall be either cash or the form used to acquire beneficial ownership of the highest number of shares of Common Stock previously acquired by the Acquirer.

                        (11)  The term "Fair Market Value" means
(a) in the case of stock, the highest closing sale price during the 30-day period immediately preceding the date in question of a share of such stock on the principal United States securities exchange registered under the Exchange Act on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotations System or any system then in use, or if no such quotations are available the Fair Market Value on the date in question of a share of such stock as determined by a majority of the Unrelated Directors; and (b) in the case of property other than cash or stock, the Fair Market Value of such property on the date in question as determined by a majority of the Unrelated Directors; provided that any such determination by the Unrelated Directors shall only be effective if made at a meeting at which an Unrelated Director Quorum is present.

                              In the event of any Business
Combination in which the Corporation survives, the phrase
"consideration other than cash to be received" as used in conjunction with the term Fair Market Value in paragraph (C)(11) of this Article Tenth shall include the shares of Common Stock or the shares of any other class of Voting Stock retained by the holders of such shares.

                        (12)  The term "person" shall mean any
individual, firm, corporation or other entity and shall include any group comprised of any person and any other person with whom such person or any Affiliate or Associate of such person has any agreement, arrangement or understanding, directly or indirectly, for the purpose of acquiring, holding, voting or disposing of beneficial ownership of Voting Stock of the Corporation.

                        (13)  The term "Proxy Statement" means a
proxy or information statement complying with the requirements of the Exchange Act and the rules and regulations thereunder, or any subsequent provisions replacing such Act, rules or regulations.

                        (14)  The term "Special Shareholder Vote"
shall mean (a) the affirmative vote of eighty percent (80%) of the votes entitled to be cast by all holders of Voting Stock, voting together as a class, and (b) the affirmative vote of sixty-seven percent (67%) of the votes entitled to be cast by all holders of Voting Stock other than the Acquirer and its Affiliates or Associates, voting together as a single class; provided, that, in the event that it is judicially determined that the requirement for the affirmative vote provided for in clause (b) of this paragraph (C)(14) is, for any reason, invalid under applicable law, then the term "Special Shareholder Vote" shall mean only the requirement for the affirmative vote provided for in clause (a) of this paragraph (C)(14). However, no Special Shareholder Vote will be effective for the purposes of this Article Tenth unless a Proxy Statement describing the Business Combination shall have been mailed to all holders of Voting Stock at least 30 days prior to the date fixed for the Special Shareholder Vote (regardless of whether or not such Proxy Statement is required to be furnished to the shareholders of the Corporation pursuant to the Exchange Act).

                        (15)  The term "Subsidiary" or
"Subsidiaries" shall mean any corporation or corporations of which a majority of any class of equity security is owned, directly or indirectly, by the Corporation; provided, however, that for the purposes of the definition of Acquirer set forth in paragraph (C)(1), the term "Subsidiary" or "Subsidiaries" shall mean only a corporation of which a majority of each class of equity security is owned directly or indirectly, by the Corporation.

                        (16)  The term "Voting Stock" shall mean
all of the shares of capital stock of the Corporation authorized to be issued from time to time under this Certificate of Incorporation and outstanding as of any particular time, which are generally entitled to vote with respect to the election of directors.

                  (D)   A majority of the Unrelated Directors
acting at a meeting at which an Unrelated Director Quorum is present shall have the power and duty to determine for the purposes of this Article Tenth on the basis of information known to them after reasonable inquiry, (1) whether a person is an Acquirer, (2) the number of shares of Voting Stock beneficially owned by any person, (3) whether a person is an Affiliate or Associate of another, and (4) whether the assets that are the subject of any Business Combination have, or the consideration to be received for the issuance or transfer of securities by the Corporation or any Subsidiary in any Business Combination has, an aggregate Fair Market Value of $10,000,000 or more. Any such determination made in good faith shall be binding and conclusive on all parties.

                  (E)   Nothing contained in this Article Tenth
shall be construed to relieve any Acquirer from any fiduciary obligation imposed by law.

                  (F)   The fact that any Business Combination
complies with the provisions of paragraph B of this Article Tenth shall not be construed to impose any fiduciary duty, obligation or responsibility on the Board, or any member thereof, to approve such Business Combination or recommend its adoption or approval to the shareholders of the Corporation, nor shall such compliance limit, prohibit or otherwise restrict in any manner the Board, or any member thereof, with respect to evaluation of or actions and responses taken with respect to such Business Combination.

ELEVENTH:    No director or former director of this Company shall
be personally liable to this Company or its stockholders for monetary damages for breach of fiduciary duty as a director, provided that this provision shall not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (iii) under
Section 174 of the Delaware General Corporation Law, which deals with the paying of a dividend or the approving of a stock repurchase or redemption which is illegal under Delaware General Corporation Law, or (iv) for any transaction from which the director derives an improper personal benefit.

TWELFTH:     Notwithstanding any other provisions of the
Certificate of Incorporation or the By-Laws of the Corporation (and notwithstanding the fact that some lesser percentage may be specified by law, the Certificate of Incorporation or the By-Laws of the Corporation), any Director or the entire Board of Directors of the Corporation may be removed from office at any time, with or without cause, but only by the affirmative vote of the holders of at least eighty percent (80%) of all of the outstanding shares of capital stock of the Corporation entitled to vote on the election of directors at a meeting of stockholders called for that purpose, except that if the Board of Directors, by an affirmative vote of at least two-thirds (66 2/3%) of the entire Board of Directors, recommends removal of a Director to the stockholders, such removal may be effected by the affirmative vote of the holders of at least a majority of the outstanding shares of capital stock of the corporation entitled to vote on the election of directors at a meeting of stockholders for that purpose.

THIRTEENTH: Notwithstanding any other provisions of this Certificate of Incorporation or the By-Laws of the Corporation (and notwithstanding the fact that a lesser percentage or separate class vote may be specified by law, this Certificate of Incorporation or the By-Laws of the Corporation), the affirmative vote of the holders of eighty percent (80%) or more of the votes entitled to be cast by all holders of Voting Stock, voting together as a single class, shall be required to amend or repeal, or adopt any provisions inconsistent with, Articles Tenth, Eleventh or Twelfth, provided, that this Article shall not apply to, and such eighty percent (80%) vote shall not be required for,
(A) as to Article Tenth, any amendment, repeal or adoption unanimously recommended by the Board of Directors of the Corporation if all of such directors are persons who would be eligible to serve as Unrelated Directors within the meaning of paragraph (C)(7) of Article Tenth, and (B) as to Articles Eleventh and Twelfth, any amendment, repeal or adoption unanimously recommended by the Board of Directors of the Corporation.

<EX-10(d)>
                         Exhibit 10(d)


                Amendment No. 1 To The Bob Evans

        Farms, Inc. and Affiliates 401K Retirement Plan
                        AMENDMENT NO. 1
                             TO THE
              BOB EVANS FARMS, INC. AND AFFILIATES
                      401K RETIREMENT PLAN


          WHEREAS, Bob Evans Farms, Inc. ("Employer") has adopted a 401(k) Retirement Plan ("Plan"); and

          WHEREAS, The Plan provides that the Employer may amend the Plan from time to time; and

          WHEREAS, the Employer desires to amend the Plan in certain respects;

          NOW, THEREFORE, the Plan is amended as follows:

          1. Section 1.38 shall be amended by deleting the definition of "Valuation Date" thereof and substituting the following therefor:

               "'Valuation Date' means each March 31,
          June 30, September 30 and December 31, or more frequently if determined to be necessary by the Committee."

          2. Section 7.01 shall be amended by deleting the entire Section and substituting the following therefor:

               "7.0-1.  Retirement Benefits

                    (a)  Normal Retirement.  The retirement
               benefit payable under the Plan in the case of a Participant whose employment with the Employer is terminated on or after his Normal Retirement Age shall be 100% of his Accounts on the next Valuation Date following his termination of employment.

                    (b)  Early Retirement.  Any Participant who
               attains age 55 and has completed seven Years of Service with the Employer or an Affiliate is eligible for early retirement under the Plan. The retirement benefit payable under the Plan in the case of a Participant who is eligible for early retirement shall be 100% of his Accounts on the next Valuation Date following his early retirement.

          3. Section 7.02 shall be amended by deleting the entire Section and substituting the following therefor:
               "7.02.  Death Benefits

                    The death benefit payable to a Beneficiary under the Plan in the case of a Participant whose employment with the Employer is terminated due to his death shall be 100% of his Accounts on the next Valuation Date following the Participant's death."

          4. Section 7.3 shall be amended by deleting the entire Section and substituting the following therefor:

          "7.03.  Disability Benefits

                    The disability benefit payable under the Plan in the case of a Participant who becomes totally and permanently disabled shall be 100% of his Accounts on the next Valuation Date following the date of his total and permanent disability. A Participant shall be deemed totally and permanently disabled on the date that it is established by a licensed physician selected by the Committee that he is not able to engage in any substantial gainful activity because of a medically determinable physical or mental impairment expected to result in death or to be of long, continued and indefinite duration. The determination of whether a Participant is totally and permanently disabled shall be made by the Committee in accordance with uniform principles which are consistently applied to all Participants."

          5. Section 7.04 shall be amended by deleting the first paragraph thereof and substituting the following therefor:

                    "(a) The benefit payable under the Plan in the case of a Participant whose employment with the Employer is terminated for any reason other than retirement, death or disability shall be 100% of his Employee Deferral Account, 100% of his Base Contributions Account and the percentage of his Employer Matching Contributions Account and Employer Profit Sharing Contributions Account to which he is entitled pursuant to the vesting schedule contained in paragraph (b) of this Section 7.04 based upon such Participant's Years of Service with the Employer or an Affiliate at the time of his termination of employment.

                    The Participant shall be entitled to the percentages of his Accounts, as described in the preceding sentence, as of the next Valuation Date following his termination of employment."

          IN WITNESS WHEREOF, the undersigned has executed the amendment effective as of January 1, 1991.

                                  BOB EVANS FARMS, INC.



                                  By:  David P. McHolland
                                  Title:  Vice President and
                                            Assistant Treasurer




Date:  August 7, 1991

<EX-10(e)>
                         Exhibit 10(e)


          Amendment No. 2 To The Bob Evans Farms, Inc.

              and Affiliates 401K Retirement Plan
                        AMENDMENT NO. 2
                             TO THE
              BOB EVANS FARMS, INC. AND AFFILIATES
                      401K RETIREMENT PLAN


          WHEREAS, Bob Evans Farms, Inc. and Affiliates

("Company") has adopted a 401(k) Retirement Plan ("Plan"); and

          WHEREAS, the Plan provides that the Company may amend

the Plan from time to time; and

          WHEREAS, the Company desires to amend the Plan in

certain respects;

          NOW, THEREFORE, the Plan is amended as follows:

          Article I shall be amended by deleting Section 1.08

which defines the term "compensation" and substituting the

following therefor:

               "'Compensation' means the total amount
          reflected on a Participant's Form W-2 for the Plan Year, representing wages, overtime, and bonuses received, but excluding any non-cash remuneration. 'Compensation' shall also include tips received by Participants employed by the Restaurant Division and reported to the Employer pursuant to the applicable provisions of the Code.
          Notwithstanding the preceding provisions of this section, Compensation shall be the amount determined prior to any salary deferrals described in Section 3.01 and prior to any contributions to any cafeteria plan maintained by the Employer pursuant to section 125 of the Code; provided that, in any Plan Year, Compensation in excess of amounts as may be determined from time to time by the Secretary of the Treasury pursuant to authority granted under Code
          Section 401(a)(17) shall not be considered."


          IN WITNESS WHEREOF, the undersigned has executed the

amendment effective as of January 1, 1993, unless otherwise noted

herein.

                             BOB EVANS FARMS, INC. AND AFFILIATES



                             By:  /s/ David P. McHolland
                             Name (Print):  David P. McHolland
                             Title:  Vice President and
                                       Assistant Treasurer


Date:  November 15, 1993


                         Schedule A

                               to

                         Exhibit 10(h)


                    Agreements
                    between Bob Evans Farms,
                    Inc. and certain of the
                    executive officers of Bob
                    Evans Farms, Inc.
                    substantially identical
                    to Agreement, dated
                    February 24, 1989,
                    between Daniel E. Evans
                    and Bob Evans Farms, Inc.

          On the dates indicated below, Bob Evans Farms, Inc.

(the "Registrant") entered into Agreements with the executive officers of the Registrant identified below, which Agreements are substantially identical to the Agreement, dated February 24,

1989, between the Registrant and Daniel E. Evans, Chairman of the

Board, Chief Executive Officer and Secretary of the Registrant, a

copy of which was included as Exhibit 10(g) to the Registrant's

Annual Report on Form 10-K for the fiscal year ended April 28,

1989 and has been incorporated into Exhibit 10(h) to the

Registrant's Annual Report on Form 10-K for the fiscal year ended

April 29, 1994 (the "1994 Form 10-K") by reference.  Each of the

Agreements had an initial term of approximately one year (which was, and will continue to be, automatically extended for one-year periods unless either party gives notice of his, her or its

decision not to renew).

          In accordance with Rule 12b-31 promulgated under the

Securities Exchange Act of 1934 and Item 601(b)(10)(iii) of

Regulation S-K, the following table identifies those executive officers of the Registrant with whom the Registrant has entered into Agreements similar to that included as Exhibit 10(h) to the

1994 Form 10-K:

   Name              Date of Original   Current Officers Held
                       Agreement        with the Registrant

Donald J. Radkoski   February 24, 1989  Group Vice President
                                        - Finance Group,
                                        Treasurer and Chief
                                        Financial Officer

Stewart K. Owens     February 24, 1989  Executive Vice President
                                        and Chief Operating
                                        Officer

Larry C. Corbin      February 24, 1989  Senior Group Vice President
                                         - Restaurant Operations Group

Roger D. Williams    February 24, 1989  Senior Group Vice President- Food
                                        Products/Marketing/
                                        Purchasing/Technical
                                        Services

Howard J. Berrey     February 24, 1989  Group Vice President - Real
                                        Estate/ Construction
                                        & Engineering Group

James B. Radebaugh   June 12, 1990      Group Vice President -
                                        Administration & Human
                                        Resources Group

Joseph B. Crace      July 21, 1992      Group Vice President
                                        - Specialty Products &
                                        Business Development
                                        Group

Mary L. Cusick      September 5, 1990   Vice President -
                                        Corporate Communications




<EX-10(n)>
                         Exhibit 10(n)


                   Bob Evans Farms, Inc. 1994

                    Long Term Incentive Plan
      BOB EVANS FARMS, INC. 1994 LONG TERM INCENTIVE PLAN


               Purpose. The purpose of the Bob Evans Farms, Inc. 1994 Long Term Incentive Plan (the "Plan") is to foster and promote the long-term success of Bob Evans Farms, Inc. (the "Company") and materially increase stockholder value by (a) motivating superior performance by means of performance-related incentives, (b) encouraging and providing for the acquisition of an ownership interest in the Company by officers and other key employees of the Company and its Subsidiaries and (c) enabling the Company to attract and retain the services of an outstanding management team upon whose judgment, interest and special effort the successful conduct of the operations of the Company is largely dependent.

               Administration. The Plan will be administered by a committee (the "Committee") of at least three persons who shall be either the Stock Option Committee of the Board of Directors of the Company or such other committee comprised entirely of "disinterested persons" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any successor rule or regulation, as the Board of Directors of the Company may from time to time designate. No member of the Committee shall be (a) a current employee of the Company or of any of its Subsidiaries or (b) a former employee of the Company or of any of its Subsidiaries who is receiving compensation for prior services (other than benefits under a tax-qualified retirement or savings plan) or (c) a current or former officer of the Company or of any of its Subsidiaries or (d) receiving remuneration in any capacity other than as a director except as permitted under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and the regulations and rulings thereunder. The Committee shall interpret the Plan; prescribe, amend and rescind rules and regulations relating thereto; and make all other determinations necessary or advisable for the administration of the Plan. Any determination, decision or action of the Committee in connection with the construction, interpretation, administration or application of the Plan shall be final, conclusive and binding upon all persons participating in the Plan and any person validly claiming under or through persons participating in the Plan. A majority of the members of the Committee shall constitute a quorum at any meeting of the Committee, and all determinations of the Committee at a meeting shall be made by a majority of its members. Any determination of the Committee under the Plan may be made without a meeting of the Committee by a writing signed by all of its members. No member of the Board of Directors of the Company or of the Committee shall be liable for any action or determination made in good faith, with respect to the Plan or any Award granted under the Plan. The Company shall effect the granting of Awards under the Plan in accordance with the determination of the Committee, by execution of instruments in writing in such form as approved by the Committee.

          With respect to persons subject to Section 16 of the Exchange Act, transactions under the Plan are intended to comply with all applicable conditions of Rule 16b-3 under the Exchange Act, or any successor rule or regulation. To the extent any provision of the Plan or action by the Committee fails to so comply, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Committee.

               Participants. Participants in the Plan will consist of such officers and other full-time employees of the Company or any of its Subsidiaries, including those who are directors of the Company, as the Committee in its sole discretion may designate from time to time to receive Awards hereunder. The Committee's designation of a Participant in any year shall not require the Committee to designate such person to receive an Award in any other year. The Committee shall consider such factors as it deems pertinent in selecting Participants and in determining the type and amount of their respective Awards, including, without limitation: (a) the financial condition of the Company and its Subsidiaries; (b) anticipated profits for the current or future years; (c) contributions of Participants to the profitability and development of the Company and its Subsidiaries; and (d) other compensation provided to Participants. During the period in which this Plan remains in effect, no Participant shall be granted Awards under this Plan covering, in the aggregate, more than Two Hundred Fifty Thousand (250,000) Common Shares.

               Types of Awards. Awards under the Plan may be granted in any one or a combination of (a) Incentive Stock Options; (b) Non-Qualified Stock Options; and (c) Performance Share Awards, all as described below in Sections 6, 7 and 8 hereof.

               Common Shares Reserved Under the Plan. There is hereby reserved for issuance under the Plan an aggregate of One Million (1,000,000) Common Shares, which may be newly issued or treasury shares. If there is a lapse, expiration, termination or cancellation of any Award granted hereunder without the issuance of Common Shares or payment of cash thereunder, or if Common Shares are issued under any Award and thereafter are reacquired by the Company pursuant to rights reserved upon the issuance thereof, the Common Shares subject to or reserved for such Award may again be used for new Stock Options or other Awards under the Plan so long as the holder thereof has not received any benefits of ownership of such Common Shares; provided, however, that in no event may the number of Common Shares issued under the Plan exceed the total number of Common Shares reserved for issuance hereunder.

                    Incentive Stock Options. Incentive Stock Options will consist of Stock Options, qualifying as "incentive stock options" under the requirements of Section 422 of the Code, to purchase
Common Shares at purchase prices of not less than One Hundred
Percent (100%) of the Fair Market Value of such Common Shares on the date of grant. Incentive Stock Options will be exercisable over not more than ten (10) years after the date of grant. In the event of the termination of an optionee's employment for any reason other than Disability, Death or for Cause, the right of the optionee to exercise an Incentive Stock Option shall terminate upon the earlier to occur of the end of the original term of the Incentive Stock Option or three (3) months after the date of such termination of employment. In the event that an optionee is Terminated for Cause, the right of the optionee to exercise an Incentive Stock Option shall terminate immediately upon the termination of employment. In the event of the termination of an optionee's employment due to Disability, the right of the optionee to exercise an Incentive Stock Option shall terminate upon the earlier to occur of the end of the original term of the Incentive Stock Option or one (1) year after the date of termination of employment. If an optionee should die while employed, the right of the optionee's successor in interest to exercise an Incentive Stock Option granted to the optionee shall terminate upon the earlier to occur of the end of the original term of the Incentive Stock Option or one year after optionee's last date of employment. If an optionee should die within three
(3) months after termination of employment due to Retirement, the right of his or her successor in interest to exercise an Incentive Stock Option shall terminate three (3) months after the date of termination of employment as a result of such Retirement, but not later than the end of the original term of the Incentive
Stock Option. If an optionee should die within one (1) year after termination of employment due to Disability, the right of his or her successor in interest to exercise an Incentive Stock
Option shall terminate upon the earlier to occur of one (1) year after the date of termination of employment or the end of the original term of the Incentive Stock Option. For purposes of this Section 6, if an optionee terminates his or her employment voluntarily, the date of termination of employment shall be deemed to be the date on which he or she notifies the Company of his or her intention to terminate his or her employment; in all other cases, the date of termination of employment shall be the last day of employment.

          The aggregate fair market value (determined as of the time the Stock Option is granted) of the Common Shares with respect to which incentive stock options are exercisable for the first time by any Participant during any calendar year (under all option plans of the Company and all Subsidiaries and Parents of the Company) shall not exceed $100,000. An Incentive Stock Option granted to a Participant under the Plan may be exercised only after six (6) months from its grant date. Anything contained herein to the contrary notwithstanding, no Incentive Stock Option shall be granted to an employee who, at the time the Incentive Stock Option is granted, owns (actually or constructively under the provisions of Section 424(d) of the
Code) stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of any Parent or Subsidiary of the Company, unless the option exercise price is not less than 110% of the Fair Market Value of the Common Shares subject to the Incentive Stock Option on the date of grant and the Incentive Stock Option by its terms is not exercisable more than five (5) years from the date it is granted.

               Non-Qualified Stock Options. Non-Qualified Stock Options will consist of options to purchase Common Shares at purchase prices not less than One Hundred Percent (100%) of the Fair Market Value of such Common Shares on the date of grant. Non-Qualified Stock Options will be exercisable over not more than ten (10) years after the date of grant. In the event of the termination of an optionee's employment for any reason other than Retirement, Disability, Death or for Cause, the right of the optionee to exercise a Non-Qualified Stock Option shall terminate upon the earlier to occur of the end of the original term of the Non-Qualified Stock Option or three (3) months after the date of such termination of employment. If an optionee is Terminated for Cause, the right of the optionee to exercise a Non-Qualified Stock Option shall terminate immediately upon the termination of employment. In the event of the termination of an optionee's employment due to Retirement or Disability, or if the optionee should die while employed, the right of the optionee or his or her successor in interest to exercise a Non-Qualified Stock Option shall terminate upon the earlier to occur of the end of the original term of the Non-Qualified Stock Option or one (1) year after the date of termination of employment as a result of such Retirement, Disability or death. If an optionee should die within one (1) year after termination of employment due to Retirement or Disability, the right of his or her successor in interest to exercise a Non-Qualified Stock Option shall terminate upon the earlier of one (1) year after termination of employment as a result of such Retirement or Disability or the end of the original term of the Non-Qualified Stock Option. For purposes of this Section 7, if an optionee terminates his or her employment voluntarily, the date of termination of employment shall be deemed to be the date on which he or she notifies the Company of his or her intention to terminate his or her employment; in all other cases, the date of termination of employment shall be the last day of employment. A Non-Qualified Stock Option granted to a Participant under the Plan may be exercised only after six (6) months from its grant date.

               Performance Share Awards. The Committee may grant awards under which payment may be made in Common Shares, cash or any combination of Common Shares and cash if the performance of the Company or any Subsidiary selected by the Committee during the Performance Period meets certain goals established by the Committee ("Performance Share Awards"). Such Performance Share Awards shall be subject to the following terms and conditions and such other terms and conditions as the Committee may prescribe:

               (a)  Performance Period and Performance Goals.
The Committee shall determine and include in a Performance Share Award grant the period of time for which a Performance Share Award is made ("Performance Period"). The Committee shall also establish performance objectives ("Performance Goals") to be met by the Company or Subsidiary during the Performance Period as a condition to payment of the Performance Share Award. The Performance Goals may include earnings per share, return on stockholders' equity, return on assets, net income or any other financial or other measure established by the Committee. The Performance Goals may include minimum and optimum objectives or a single set of objectives.

               (b) Payment of Performance Share Awards. The Committee shall establish the method of calculating the amount of payment to be made under a Performance Share Award if the Perfor mance Goals are met, including the fixing of a maximum payment. The Performance Share Award shall be expressed in terms of Common Shares and referred to as "Performance Shares." After the comple tion of a Performance Period, the performance of the Company or Subsidiary shall be measured against the Performance Goals, and the Committee shall determine whether all, none or any portion of a Performance Share Award shall be paid. The Committee, in its discretion, may elect to make payment in Common Shares, cash or a combination of Common Shares and cash. Any cash payment shall be based on the Fair Market Value of the underlying Common Shares on, or as soon as practicable prior to, the date of payment.

               (c) Revision of Performance Goals. At any time prior to the end of a Performance Period, the Committee may revise the Performance Goals and the computation of payment if unforeseen events occur which have a substantial effect on the performance of the Company or Subsidiary and which in the judgment of the Company make the application of the Performance Goals unfair unless a revision is made.

               (d) Requirement of Employment. A Participant who receives a Performance Share Award must remain in the employment of the Company or Subsidiary until the completion of the Performance Period in order to be entitled to payment under the Performance Share Award; provided that the Committee may, in its sole discretion, provide for a partial payment where such an exception is deemed equitable.

               Nontransferability. Each Stock Option and each Performance Share Award granted under this Plan shall not be transferable other than by will or the laws of descent and distribution, and Stock Options shall be exercisable, during the Participant's lifetime, only by the Participant or the Partici pant's guardian or legal representative.

               Other Provisions. The grant of any Award under the Plan may also be subject to such other provisions (whether or not applicable to any Award granted to any other Participant) as the Committee determines appropriate including, without limita tion, provisions for the purchase of Common Shares under Stock Options in installments, provisions for the payment of the option exercise price of Common Shares under a Stock Option by delivery of other Common Shares of the Company having a then Fair Market Value equal to the option exercise price of such Common Shares, restrictions on resale or other disposition, such provisions as may be appropriate to comply with federal or state securities laws and stock exchange requirements and understandings or conditions as to the Participant's employment in addition to those specifically provided for under the Plan. If the Committee does not specify another exercise schedule at the time of grant, the number of Common Shares under each Stock Option which may be purchased in any one year ending on an anniversary date of the grant of the Stock Option shall be the total number of Common Shares subject to the Stock Option divided by the number of years constituting the term of the Stock Option; provided, however, that if an optionee does not purchase in any one option year the full number of Common Shares to which he or she is then entitled, the optionee may purchase those Common Shares in any subsequent year during the term of the Stock Option.

          The Committee may, in its discretion, permit payment of the option exercise price of Common Shares under Stock Options by delivery of a properly executed exercise notice together with a copy of irrevocable instructions to a broker to deliver promptly to the Company the amount of sale or loan proceeds to pay the option exercise price. To facilitate the foregoing, the Company may enter into agreements for coordinated procedures with one or more brokerage firms.

          The Committee may, in its discretion and subject to such rules as it may adopt, permit a Participant to pay all or a portion of the federal, state and local taxes, including FICA withholding tax, arising in connection with the following transactions: (a) the exercise of a Non-Qualified Stock Option; or (b) the receipt or exercise of any other Award; by electing
(i) to have the Company withhold Common Shares, (ii) to tender back Common Shares received in connection with such Award or
(iii) to deliver other previously acquired Common Shares of the Company having a Fair Market Value approximately equal to the amount to be withheld.

               Term of the Plan and Amendment, Modification, Cancellation or Acceleration of Awards. No Award shall be granted under the Plan more than ten (10) years after the date of the adoption of the Plan by the Company's Board of Directors.
The terms and conditions applicable to any Award granted prior to such date may at any time be amended, modified or cancelled, without stockholder approval, by mutual agreement between the Committee and the Participant or such other persons as may then have an interest therein, so long as stockholder approval of such amendment, modification or cancellation is not required under Rule 16b-3 under the Exchange Act or any applicable requirements of any securities exchange on which are listed any of the Company's equity securities or any applicable requirements for issuers whose securities are traded in the NASDAQ National Market System or any applicable requirements of the Code. The Committee may, at any time and in its sole discretion, declare any or all Stock Options then outstanding under this Plan to be exercisable, whether or not such Stock Options are then otherwise exercisable.

               Taxes. The Company shall be entitled to withhold the amount of any tax attributable to any amount payable or Common Shares deliverable under the Plan after giving the person entitled to receive such amount or Common Shares notice as far in advance as practicable, and the Company may defer making payment or delivery if any such tax may be pending unless and until indemnified to its satisfaction.

               Definitions.

                    Award. The term "Award" means an award or grant of a Stock Option or Performance Share made to a Participant under Section 6, 7 or 8 of the Plan.

                    Change in Control. A "Change in Control" shall be deemed to have occurred on the earliest of the following dates:

       The date any entity or person (including a "group" as defined in Section 13(d)(3) of the Exchange Act) shall have become the beneficial owner of, or shall have obtained voting control over, twenty percent (20%) or more of the outstanding Common Shares;

       The date the stockholders of the Company approve a definitive agreement (A) to merge or consolidate the Company with or into another corporation, in which the Company is not the continuing or surviving corporation or pursuant to which any Common Shares would be converted into cash, securi ties or other property of another corporation, other than a merger of the Company in which holders of Common Shares immediately prior to the merger have the same proportionate ownership of shares of the surviving corporation immediately after the merger as immediately before, or (B) to sell or otherwise dispose of substantially all the assets of the Company; or

       The date there shall have been a change in a majority of the Board of Directors of the Company within a twelve (12) month period; provided, however, that any new director whose nomination for election by the Company's stockholders was approved, or who was appointed or elected to the Board by, the vote of two-thirds of the directors then still in office who were in office at the beginning of the twelve (12) month period shall not be counted in determining whether there has been such a change in a majority of the Board.

                    Code. "Code" means the Internal Revenue Code of 1986, as amended, and the regulations and rulings thereunder.
References to a particular section of the Code shall include references to successor provisions.

                    Committee.  The "Committee" means the
Committee of the Board of Directors of the Company constituted as provided in Section 2 hereof.

                    Common Shares. "Common Shares" means the shares of Common Stock, par value $0.01 per share, of the Company or any security of the Company issued in substitution, exchange or lieu thereof.

                    Company.  The "Company" means Bob Evans
Farms, Inc., a Delaware corporation, or any successor corporation.

                    Disability. The term "Disability" means, as it relates to the exercise of an Incentive Stock Option after termination of employment, a disability within the meaning of
Section 22(e)(3) of the Code, and for all other purposes, a mental or physical condition which, in the opinion of the Committee, renders an optionee unable or incompetent to carry out the job responsibilities which such optionee held or the tasks to which such optionee was assigned at the time the disability was incurred, and which is expected to be permanent or for an indefinite duration exceeding one year.

                    Exchange Act. The term "Exchange Act" means the Securities Exchange Act of 1934, as amended, or a successor statute.

                    Fair Market Value. The "Fair Market Value" of the Company's Common Shares shall mean, on any given date, the last reported sales price of the Common Shares, as reported on the NASDAQ National Market System or on any securities exchange on which the Company's Common Shares may be listed on such date or, if there are no reported sales of Common Shares on such date, then the last reported sales price on the next preceding day on which such a sale was transacted.

                    Incentive Stock Option.  "Incentive Stock
Option" means any Stock Option granted pursuant to the provisions of Section 6 of the Plan that is intended to be and is specifically designated as an "incentive stock option" within the meaning of Section 422 of the Code.

                    Non-Qualified Stock Option.  A "Non-Qualified
Stock Option" means any Stock Option granted pursuant to the provisions of Section 7 of the Plan that is not an Incentive
Stock Option.

                    Parent. The term "Parent of the Company" shall have the meaning set forth in 424(e) of the Code.

                    Participant. The term "Participant" means a full-time employee of the Company or a Subsidiary who is granted an Award under the Plan.

                    Performance Goals.  The term "Performance
Goals" shall have the meaning set forth in Section 8 of the Plan.

                    Performance Period.  The term "Performance
Period" shall have the meaning set forth in Section 8 of the Plan.

                    Performance Share Award.  The term
"Performance Share Award" shall have the meaning set forth in
Section 8 of the Plan.

                    Plan.  The "Plan" means the Bob Evans Farms,
Inc. 1994 Long Term Incentive Plan, as set forth herein, and as it may be hereafter amended and from time to time in effect.

                    Retirement. The term "Retirement" for all purposes of the Plan shall mean separation from employment with the Company and each of its Subsidiaries on or after the date the person both has attained age fifty-five (55) and is credited with at least ten (10) years of service.

                    Stock Option. The term "Stock Option" means any Incentive Stock Option or Non-Qualified Stock Option granted under the Plan.

                    Stock Option Awards.  The term "Stock Option
Awards" means any grant of a Stock Option to a Participant under the Plan.

                    Subsidiary. The term "Subsidiary" for all purposes other than the Incentive Stock Option plan described in
Section 6, shall mean any corporation, partnership, joint venture or business trust, fifty percent (50%) or more of the control of which is owned, directly or indirectly, by the Company. For purposes of the Incentive Stock Option plan described in Section 6, the term "Subsidiary" shall be defined as provided in Section 424(f) of the Code.

                    Terminated for Cause. The term "Terminated for Cause" for purposes of the Plan shall mean termination on account of any act of fraud or intentional misrepresentation or embezzlement, misappropriation or conversion of assets or opportunities of the Company or a Subsidiary, the conviction of a felony or intentional and repeated violations of the written policies or procedures of the Company or any Subsidiary.

               Adjustment Provisions.

                    The existence of the Plan and the Awards granted hereunder shall not affect or restrict in any way the right or power of the Board of Directors or the stockholders of the Company to make or authorize any adjustment, recapitalization, reorganization or other change in the Company's capital structure or its business, any merger or consolidation of the Company, any issue of bonds, debentures, preferred or prior preference stocks ahead of or affecting the Company's capital stock or the rights thereof, the dissolution or liquidation of the Company or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding.

                    In the event of any change in capitalization affecting the Common Shares, such as a stock dividend, stock split, recapitalization, merger, consolidation, split-up, combina tion or exchange of shares or other form of reorganization, or any other change affecting the Common Shares, the Committee shall make proportionate adjustments to reflect such change with respect to the aggregate number of Common Shares for which Awards in respect thereof may be granted under the Plan, the maximum number of Common Shares which may be sold or awarded to any Participant, the number of Common Shares covered by each outstanding Award and the price per share in respect of outstanding Awards.

                    The Committee also shall make such
adjustments in the number of shares covered by, and the price or other value of, any outstanding Awards in the event of a spin-off or other distribution (other than normal cash dividends) of assets of the Company to stockholders.

                    Subject to the six month holding requirements of Sections 6 and 7 but notwithstanding any other provision of this Plan, upon the occurrence of a Change in Control, all Stock Options then outstanding under this Plan shall become fully exercisable as of the date of the Change in Control, whether or not then otherwise exercisable.

               Amendment and Termination of Plan. The Committee, with the approval of the Board of Directors of the Company, may amend the Plan from time to time or terminate the Plan at any time without the approval of the stockholders of the Company except as such stockholder approval may be required (a) to satisfy the requirements of Rule 16b-3 under the Exchange Act, or any successor rule or regulation, (b) to satisfy applicable requirements of the Code or (c) to satisfy applicable requirements of any securities exchange on which are listed any of the Company's equity securities or any requirements applicable to issuers whose securities are traded in the NASDAQ National Market System. No such action to amend or terminate the Plan shall reduce the then existing amount of any Participant's Award or adversely change the terms and conditions thereof without the Participant's consent. No amendment of the Plan shall result in any Committee member's losing his or her status as a "disinter ested person" as defined in Rule 16b-3 under the Exchange Act, or any successor rule or regulation, with respect to any employee benefit plan of the Company or result in the Plan losing its status as a plan satisfying the requirements of said Rule 16b-3.

               No Right to Employment. Neither the adoption of the Plan nor the granting of any Awards hereunder shall confer upon any employee of the Company or any Subsidiary any right to continued employment with the Company or any Subsidiary, as the case may be, nor shall it interfere in any way with the right of the Company or a Subsidiary to terminate the employment of any of its employees at any time, with or without cause.

               Unfunded Plan. The Plan shall be unfunded and the Company shall not be required to segregate any assets that may at any time be represented by Awards under the Plan. Any liability of the Company to any person with respect to any Awards under the Plan shall be based solely upon any contractual obligations that may be effected pursuant to the Plan. No such obligation of the Company shall be deemed to be secured by any pledge of, or other encumbrance on, any property of the Company or any Subsidiary.

               Other Company Award and Compensation Plans.
Payments and other Awards received by a Participant under the Plan shall not be deemed a part of a Participant's regular, recurring compensation for purposes of any termination indemnity or severance pay law and shall not be included in, nor have any effect on, the determination of Awards under any other employee benefit plan or similar arrangement provided by the Company or a Subsidiary unless expressly so provided by such other plan or arrangement, or except where the Committee expressly determines that an Award or portion of an Award should be included to accurately reflect competitive compensation practices or to recognize that an Award has been made in lieu of a portion of competitive annual cash compensation. Awards under the Plan may be made in combination or in tandem with, or as alternatives to, grants, awards or payments under any other Company or Subsidiary plans. The Plan notwithstanding, the Company or any Subsidiary may adopt such other compensation programs and additional compensation arrangements as it deems necessary to attract, retain and reward employees for their service with the Company and its Subsidiaries.

               Securities Law Restrictions. No Common Shares shall be issued under the Plan unless counsel for the Company shall be satisfied that such issuance will be in compliance with applicable federal and state securities laws. Certificates for Common Shares delivered under the Plan may be subject to such stock transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations and other require ments of the Securities and Exchange Commission, any stock exchange upon which the Common Shares are then listed or traded, the NASDAQ National Market System or any applicable federal or state securities law. The Committee may cause a legend or legends to be put on any such certificates to make appropriate reference to such restrictions.

               Award Agreement. Each Participant receiving an Award under the Plan shall enter into an agreement with the Company in a form specified by the Committee agreeing to the terms and conditions of the Award and such related matters as the Committee shall, in its sole discretion, determine.

               Cost of the Plan. The costs and expenses of administering the Plan shall be borne by the Company.

               Governing Law. The Plan and all actions taken thereunder shall be governed by and construed in accordance with the laws of the State of Delaware.

               Stockholder Approval. The Plan was adopted by the Board of Directors of the Company on April 15, 1994. The Plan and any Award granted thereunder shall be null and void if stockholder approval is not obtained within twelve (12) months of the adoption of the Plan by the Board of Directors.

<EX-11>


EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE
BOB EVANS FARMS, INC.


                                                  Year Ended
                                        April 20   April 30  April 24
                                          1994       1993      1992
Weighted average number of shares
outstanding during the year used
in computation of net income per
share                                   42,006,453  41,871,655  41,750,474

Net effect of dilutive stock
options based on treasury stock
method using average market price          267,676     248,439     194,524

Number of shares for computation
of primary net income per share         42,274,129  42,120,094  41,944,998

Net additional shares added to
above based on treasury stock
method using the year-end market
price, if higher than average
market price                                47,612        -0-       42,740

Number of shares for computations
of fully diluted net income per
share                                   42,321,741   42,120,094  41,987,738

Net income                              48,182,000   43,062,000  39,329,000

Net income per share                         $1.15        $1.03       $.94

Primary net income per share(1)              $1.14        $1.03       $.94

Fully diluted net income per share (1)       $1.14        $1.03       $.94

Notes:

<FN-1> The effect on net income per share assuming full dilution was less than 3% for all years and therefore has not been reflected in the Consolidated Statements of Income.

<EX-23>

                           Exhibit 23


                   Consent of Ernst & Young,

                  certified public accountants


EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Bob Evans Farms, Inc. of our report dated
May 27, 1994, included in the 1994 Annual Report to Stockholders of Bob Evans Farms, Inc..

Our audits also included the financial statement schedules of Bob Evans Farms, Inc. listed in Item 14(a). These schedules are the responsibility of the CompanyOs management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financials statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference of our report dated May 27, 1994, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of Bob Evans Farms, Inc., in the following Registration Statements:

  *     Form S-8 No. 33-242 -- 1985 Incentive Stock Option Plan

  *     Form S-8 No. 33-17978 --  1987 Incentive Stock Option
       Plan

  *     Form S-8 No. 33-30665 -- 1989 Stock Option Plan for Non-
       Employee
       Directors

  *     Form S-8 No. 33-34149 -- 1990 401K Retirement Plan

  *     Form S-8 No. 33-42778 -- 1991 Incentive Stock Option Plan

  *     Form S-8 No. 33-53166 -- Non-Qualified Stock Option Plan

  *     Form S-8 No. 33-69022 -- Long Term Incentive Plan for
       Managers


                               Ernst & Young

Columbus, Ohio
July 15, 1994