Form 10-Q
period 1994-07-29
EVANS BOB FARMS INC
filed 1994-09-09
CIK 33769

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                      Washington D.C. 20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ___________July 29, 1994___________

                               OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number ______________0-1667_______________

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

                             ASSETS

                                           (Dollars in Thousands)
                                      July 29, 1994    April 29, 1994
                                          Unaudited       Audited

Current Assets
     Cash                                 $  5,107        $  6,699
     Investments                             2,537           1,399
     Accounts receivable                    14,423          15,445
     Inventory                              13,645          15,799
     Deferred income taxes                   4,585           4,585
     Prepaid expenses                        3,129           3,514
          Total Current Assets              43,426          47,441

Property, Plant, and Equipment, at cost    523,856         509,831
     Less accumulated depreciation         163,873         160,061
          Net Property, Plant and          359,983         349,770
             Equipment

Other Assets
     Deposits and other                      2,114           2,002
     Deferred income taxes                   1,049           1,049
     Cost in excess of net assets           11,420          11,555
        acquired
     Other intangible assets                 1,980           2,058
          Total Other Assets                16,563          16,664
                                          $419,972        $413,875

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Line of Credit                       $  2,500        $  9,500
     Accounts payable                        8,077          12,200
     Dividends payable                       3,057           2,839
     Federal and state income taxes         10,962           6,160
     Accrued wages and related               8,249          10,830
        liabilities
     Other accrued expenses                 21,625          18,023
          Total Current Liabilities         54,470          59,552

Long-Term Liabilities
     Deferred income taxes                   5,495           5,495

Stockholders' Equity
     Common stock, $.01 par value
        Authorized:  100,000,000
           shares;
        issued 42,638,118 shares               426             426
     Capital in excess of par value        144,540         144,782
     Retained earnings                     221,419         211,294
                                           366,385         356,502
     Less treasury stock:  477,965
           shares
        at July 29, 1994 and 575,890
           shares
        at April 29, 1994, at cost           6,378           7,674
          Total Stockholders' Equity       360,007         348,828
                                          $419,972        $413,875

The accompanying notes are an integral part of the financial statements.





                      BOB EVANS FARMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                            UNAUDITED

                                 (Dollars in Thousands Except Net Income
                                   Per Share and Cash Dividend Amounts)

                                           Thirteen Weeks Ended

                                      July 29, 1994    July 30, 1993

Net sales                              $   197,939    $   178,431

Cost of sales                               62,879         57,185
Operating expenses                          82,891         73,722
Selling, general and administrative         24,859         23,226
   expenses
Depreciation expense                         5,954          5,372
     Operating profit                       21,356         18,926

Net interest                                    45           (106)

     Income Before Income Taxes             21,401         18,820

Provisions for income taxes
    Federal                                  6,692          5,684
    State                                    1,526          1,321
                                             8,218          7,005

     Net Income                            $13,183        $11,815


Weighted average number of common       42,122,925     41,936,442
     shares outstanding


Net income per common share based upon
   the weighted average number of
      common shares                          $ .31           $.28

Cash dividend per common share               $.073          $.068


The accompanying notes are an integral part of the financial statements.



                      BOB EVANS FARMS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            UNAUDITED


                                          (Dollars in Thousands)
                                           Thirteen Weeks Ended

                                      July 29, 1994     July 30, 1993

Operating activities:
Net income                               $13,183           $11,815

Adjustments to reconcile net income to
   net cash provided by operating
      activities:
  Depreciation and amortization            6,167             5,586
  Loss (gain) on sale of property and         (3)              128
      equipment
  Compensation expense attributable to       209
      stock plans
Cash provided by (used for) current
      assets and current liabilities:
     Accounts receivable                   1,022              (253)
     Inventories                           2,154             1,411
     Prepaid expenses                        385            (2,244)
     Accounts payable                     (4,123)             (898)
     Federal and state income taxes        4,802             4,083
     Accrued wages and related            (2,468)           (2,967)
        liabilities
     Other accrued expenses                3,602             4,802
          Net cash provided by            24,930            21,463
             operating activities

Investing activities:
Purchase of property, plant and          (16,204)          (12,187)
   equipment
Purchase of investments                   (1,138)           (3,965)
Proceeds from sale of property, plant         40                57
   and equipment
Other                                       (112)              360
          Net cash used in investing     (17,414)          (15,735)
             activities

Financing activities:
Cash dividends paid                       (2,841)           (2,620)
Payments on line of credit                (7,000)
Distribution of treasury stock due to
   the exercise of stock options and
      employee bonuses                       733               819
          Net cash used in financing      (9,108)           (1,801)
             activities

Increase (decrease) in cash               (1,592)            3,927

Cash at the beginning of the period        6,699             8,241

Cash at the end of the period            $ 5,107           $12,168


The accompanying notes are an integral part of the financial statements.



    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            UNAUDITED


1.   Unaudited Financial Statements

     The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the Company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. No significant changes have occurred in the disclosures made in Form 10-K for the fiscal year ended April 29, 1994 except for a change in the computation of depreciation as discussed below (refer to Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

2.   Reclassifications

     Certain 1994 amounts have been reclassified to conform with the 1995 classification.

3.   Depreciation Method

     The Company adopted the straight-line depreciation method for all property placed in service on or after April 30, 1994. Depreciation on property placed in service prior to April 30, 1994 continues to be calculated principally on accelerated methods. The Company believes the new method will more accurately reflect its financial results by better matching costs of new property over the useful lives of the assets. In addition, the new method more closely conforms with that prevalent in the industry.
     The effect of the change was not material to the results of the first quarter ended July 29, 1994.

          Item 2.  Management's Discussion and Analysis of

          Financial Condition and Results of Operations


Sales

     Total sales for Bob Evans Farms, Inc. and Subsidiaries

increased 11% for the first quarter of fiscal 1995 as compared to

1994.

     Most of the increased sales occurred in the restaurant

segment, which experienced sales growth of $15.5 million, or 12%,

due to more restaurants in operation and a 4% increase in same-

store sales.  In the first quarter, the company opened eight new restaurants and closed four restaurants, bringing the total

restaurants in operation to 319, compared to 293 at the end of the prior year's first quarter.

     Food products segment sales increased $4.0 million, or 8%,

due to increased volume of sausage products sold, higher

wholesale prices on sausage products, and a 21% increase in net sales of Hickory Specialties' charcoal and liquid-smoke

flavorings.



Cost of Sales

     As a percentage of sales, the consolidated cost of sales

remained virtually unchanged at 31.8% in the first quarter of this year as compared to 32.0% last year.  In the restaurant segment, the first quarter cost of sales increased from 27.5% to

28.1% of sales as a result of various changes in product mix.

The food products segment cost of sales percentage decreased from

43.9% to 41.7% due almost entirely to lower live hog costs in the first quarter of fiscal 1995.



Operating Expenses

     Consolidated operating expenses were 41.9% and 41.3% of

sales in the first quarter of fiscal 1995 and 1994, respectively.

Restaurant segment operating expenses increased from 50.3% to

51.1% of sales in the first quarter of this year as compared to the prior year primarily as a result of higher labor costs.  In the food products segment, the decrease in operating expenses as a percentage of sales from 18.1% to 17.3% was the result of

higher wholesale prices on sausage products rather than a

discernible decrease in operating expenses.



Selling, General and Administrative Expenses

     Consolidated selling, general and administrative expenses

represented 12.6% of net sales in the first quarter of fiscal

1995 as compared to 13.0% in the corresponding quarter a year ago.  There were no notable changes in the components of the selling, general and administrative expenses between the first quarter of last year and this year.



Net Interest

     The change in net interest from a net interest expense of

$106,000 in the first quarter of fiscal 1994 to a net interest income of $45,000 in the first quarter this year was the result of $120,000 in nonrecurring payments to various state taxing authorities last year for interest on balances due.



Net Income

     Consolidated net income increased $1.4 million, or 12%, in the first quarter this year as compared to the corresponding quarter a year ago.  Of this increase, 73% was attributable to the food products segment's increases in sales volumes of

sausage, charcoal and liquid-smoke flavorings, lower live hog costs associated with sausage products, and improved margins on charcoal and liquid smoke products.  The remaining increase

occurred in the restaurant segment as a result of more

restaurants in operation.

     The increase in net income was somewhat reduced by an

increase in the effective tax rate from 37.2% in the first

quarter of fiscal 1994 to 38.4% in the first quarter of this year.  The increased tax provision was a result of the income tax rate increase included as part of the 1993 Tax Act as well as an expectation that the company's targeted jobs tax credit will be reduced from that in the prior year.

Liquidity and Capital Resources

     Cash generated from both the restaurant and food products

segments has been used as the main source of funds for working capital and capital expenditure requirements.  Bank lines of credit have also been used for liquidity needs and capital

expansion at various times.  At July 29, 1994, $2.5 million was outstanding under such arrangements.  The bank lines of credit available total $53.0 million.

     The company believes that the funds needed for capital

expenditures and working capital during the remainder of fiscal

1995 will be generated internally and from available bank lines of credit.  Longer-term financing alternatives will be evaluated by the company, especially in the event of acquisitions.



                   PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K


               (a)  Exhibits

                    18. Changes in accounting principles

               (b)  Reports on Form 8-K

                    None


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be

     signed on its behalf by the undersigned thereunto duly

     authorized.



                                  Bob Evans Farms, Inc.

                                        Registrant




                                    <Daniel E. Evans>
                                     Daniel E. Evans
                                  Chairman of the Board
                                (Chief Executive Officer)




                                   <Donald J. Radkoski>
                                    Donald J. Radkoski
                             Group Vice President and Treasurer
                                 (Chief Financial Officer)



     September 9, 1994
           Date