Form 10-Q
period 1994-10-28
EVANS BOB FARMS INC
filed 1994-12-07
CIK 33769

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington D.C. 20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 1994

                                  OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number:    0-1667

                           Bob Evans Farms, Inc.
         (Exact name of registrant as specified in its charter)

             Delaware                               31-4421866
(State or other jurisdiction of incorporation    (I.R.S. Employer
         or organization)                       Identification No.)

         3776 South High Street  Columbus, Ohio  43207
            (Address of principal executive offices)
                           (Zip Code)

                        (614)  491-2225
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


                                           (Dollars in Thousands)
                                      October 28, 1994   April 29, 1994
                                          Unaudited          Audited


Current Assets
     Cash                                   $    183        $  6,699
     Investments                               3,499           1,399
     Accounts receivable                      14,084          15,445
     Inventory                                14,972          15,799
     Deferred income taxes                     4,585           4,585
     Prepaid expenses                          3,047           3,514
          Total Current Assets                40,370          47,441

Property, Plant, and Equipment, at Cost      545,903         509,831
     Less accumulated depreciation           168,005         160,061
          Net Property, Plant and            377,898         349,770
Equipment

Other Assets
     Deposits and other                        2,123           2,002
     Deferred income taxes                     1,049           1,049
     Cost in excess of net assets acquired    11,286          11,555
     Other intangible assets                   1,901           2,058
          Total Other Assets                  16,359          16,664
                                            $434,627        $413,875

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Line of credit                         $  8,500         $  9,500
     Accounts payable                          6,433           12,200
     Dividends payable                         3,058            2,839
     Federal and state income taxes            4,451            6,160
     Accrued wages and related liabilities    10,200           10,830
     Other accrued expenses                   25,170           18,023
          Total Current Liabilities           57,812           59,552

Long-Term Liabilities
     Deferred income taxes                     5,495            5,495

Stockholders' Equity
     Common stock, $.01 par value
        Authorized:  100,000,000 shares;
        issued 42,638,118 shares
        at October 28, 1994, and April           426             426
           29, 1994
     Capital in excess of par value          144,528         144,782
     Retained earnings                       232,524         211,294
                                             377,478         356,502
     Less treasury stock:  461,658 shares
        at October 28, 1994 and 575,890
           shares
        at April 29, 1994, at cost             6,158           7,674
          Total Stockholders' Equity         371,320         348,828
                                            $434,627        $413,875

     The accompanying notes are an integral part of the financial statements.



                         BOB EVANS FARMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               UNAUDITED



                                    (Dollars in Thousands Except Net Income
                                      Per Share and Cash Dividend Amounts)

                             Three Months Ended              Six Months Ended

                     Oct. 28, 1994   Oct. 29, 1993     Oct. 28, 1994   Oct. 29, 1993


Net sales               $194,403      $177,038            $392,342        $355,469

Cost of sales             57,367        55,651             120,246         112,836
Operating expenses        81,761        74,534             164,652         148,256
Selling, general and
  administrative          25,961        21,527              50,820          44,753
  expenses
Depreciation expense       6,351         5,622              12,305          10,994
   Operating profit       22,963        19,704              44,319          38,630

Net interest                  (2)           26                  43             (80)

   Income Before Income
      Taxes               22,961        19,730              44,362          38,550

Provisions for income taxes
    Federal                7,174         5,933              13,866          11,617
    State                  1,624         1,388               3,150           2,709
                           8,798         7,321              17,016          14,326

     Net Income         $ 14,163      $ 12,409            $ 27,346         $24,224

Weighted average number
   of common shares
   outstanding        42,147,324    41,973,813          42,147,324      41,973,813

Net income per common share based upon
     the weighted average number of
     common shares          $.34          $.30                $.65            $.58

Cash dividend per
     common share           $.072        $.067               $.145           $.135



     The accompanying notes are an integral part of the financial statements.



                         BOB EVANS FARMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               UNAUDITED


                                          (Dollars in Thousands)
                                             Six Months Ended

                                   October 28, 1994     October 29, 1993



Operating activities:
Net income                               $27,346             $24,224

Adjustments to reconcile net income to
   net cash provided by operating
   activities:
Depreciation and amortization             12,730              11,421
Loss (gain) on sale of property and          (62)                195
   equipment
Compensation expense attributable to         497
   stock plans
Cash provided by (used for) current
   assets and current liabilities:
     Accounts receivable                   1,361                (382)
     Inventories                             827                 569
     Prepaid expenses                        467              (2,360)
     Accounts payable                     (5,767)             (1,631)
     Federal and state income taxes       (1,709)             (1,977)
     Accrued wages and related              (805)               (981)
        liabilities
     Other accrued expenses                7,147               8,212
          Net cash provided by            42,032              37,290
             operating activities

Investing activities:
Purchase of property, plant and          (40,543)            (27,987)
   equipment
Purchase of investments                   (2,100)             (5,488)
Proceeds from sale of property, plant        173                  71
   and equipment
Other                                       (121)                648
          Net cash used in investing     (42,591)            (32,756)
             activities

Financing activities:
Cash dividends paid                        (5,898)            (5,456)
Payments on line of credit                 (1,000)
Distribution of treasury stock
  due to the exercise of stock
  options and employee bonuses                941              1,343
          Net cash used in financing       (5,957)            (4,113)
             activities

Increase (decrease) in cash                (6,516)               421

Cash at the beginning of the period         6,699              8,241

Cash at the end of the period             $   183             $8,662


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

3.   Depreciation Method

     The Company adopted the straight-line depreciation method for all property placed in service on or after April 30, 1994. Depreciation on property placed in service prior to April 30, 1994 continues to be calculated principally on accelerated methods. The Company believes the new method will more accurately reflect its financial results by better matching costs of new property over the useful lives of the assets. In addition, the new method more closely conforms with that prevalent in the industry. The effect of the change was not material to the results of the second quarter or the year to date period ended October 28, 1994.

          Item 2.  Management's Discussion and Analysis of

          Financial Condition and Results of Operations


Sales

     Net sales for Bob Evans Farms, Inc. and Subsidiaries increased

9.8% for the second quarter and 10.4% for the year-to-date period ended October 28, 1994 as compared to the corresponding periods a year ago.

     Restaurant sales increased 10.3% for the three-month period and

11.2% for the six-month period ended October 28, 1994 compared to the corresponding periods a year ago.  These increases resulted from more restaurants in operation and 3.1% and 2.5% weighted-average menu price increases for the three-month and six-month periods, respectively.  In the second quarter, the company opened 7 new restaurants and closed one, bringing the total restaurants in operation to 325, compared to

296 a year ago.

     Food products sales increased 8.5% for the second quarter and

8.3% year-to-date through October 28, 1994 as compared to the prior year.  These improvements were the result of increased volume of sausage products sold, higher wholesale prices on sausage products,

and increased sales of Hickory Specialties' charcoal products.



Cost of Sales

     As a percentage of sales, the consolidated cost of sales

decreased to 29.5% in the second quarter of this year as compared to

31.4% last year.  The year-to-date decrease was to 30.6% this year from 31.7% last year.

     Restaurant segment food cost improved in the second quarter of fiscal 1995 to 27.0% of sales as compared to 27.3% in the second quarter a year ago.  The year-to-date food cost percentage was 27.5%

this fiscal year versus 27.4% in the corresponding period of fiscal

1994.  These changes were the result of various changes in product mix.

     As a percentage of sales, the food products segment realized significant decreases in cost of sales from 42.5% to 36.4% in the second quarter and from 43.2% to 39.1% for the six months ended

October 28, 1994.  These decreases were the direct result of lower live hog costs in both periods compared to a year ago.



Operating Expenses

     Consolidated operating expenses were unchanged at 42.1% of sales for the second quarter of this year as compared to last year.  On a year-to-date basis, consolidated operating expenses increased from

41.7% of sales last year to 42.0% this year.  This increase occurred in the restaurant segment, where operating expenses were 51.1% of sales for the six-month period ended October 28, 1994 as compared to

50.8% in the corresponding period a year ago primarily as a result of higher labor costs of hourly personnel.



Selling, General and Administrative Expenses

     Consolidated selling, general and administrative expenses

represented 13.4% of sales for the quarter and 13.0% of sales year-to-

date in comparison to 12.2% and 12.6%, respectively, in the

corresponding periods a year ago.  The increases were the result of extensive advertising and promotional programs in the food products segment and labor costs associated with management training programs in the restaurant segment.



Net Income

     Consolidated net income increased $1.8 million, or 14.1%, in the second quarter this year as compared to the corresponding quarter a year ago, and $3.1 million, or 12.9% for the year-to-date periods.

Profit increases in the food products segment were $1.1 million for the quarter and $2.1 million year-to-date.  The improvement was attributable to higher margins on sausage products due to lower live hog costs as well as overall increases in sausage sales.  The remaining profit increase occurred in the restaurant segment as a result of more restaurants in operation.

     The increases in net income were somewhat reduced by increases in the effective tax rate to 38.3% for the quarter and 38.4% year-to-date from 37.1% and 37.2%, respectively, in the corresponding periods a year ago.  The increased tax provisions were the result of the income tax rate increase included as part of the 1993 Tax Act as well as an expectation that the company's targeted jobs tax credit will be reduced from that in the prior year.



Liquidity and Capital Resources

     Cash generated from both the restaurant and food products

segments has been used as the main source of funds for working capital and capital expenditure requirements.  Bank lines of credit have also been used for liquidity needs and capital expansion at various times.

At October 28, 1994, $8.5 million was outstanding under such arrangements.  The bank lines of credit available total $53.0 million.

     The company believes that the funds needed for capital

expenditures and working capital during the remainder of fiscal 1995 will be generated both internally and from available bank lines of credit.  Longer-term financing alternatives will be evaluated by the company, especially in the event of acquisitions.




                  PART II - OTHER INFORMATION





     ITEM 4.      Submission of Matters to a Vote of Security Holders


            (a) The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on August 8, 1994. At the close of business on the record date 42,156,004 common shares were outstanding and entitled to vote. At the Annual Meeting 34,519,400 or 81.9% of the outstanding common shares entitled to vote were represented in person or by proxy.


            (b)   Directors elected at the Annual Meeting:

                  Larry C. Corbin
                  Stewart K. Owens
                  Robert E.H. Rabold


                  Directors whose term of office continued after the Annual Meeting:

                  Daniel E. Evans          Daniel A. Fronk
                  J. Tim Evans             Cheryl L. Krueger
                  Robert S. Wood           G. Robert Lucas II


            (c)   Matters voted upon at the Annual Meeting:

                                                   FOR        AGAINST    ABSTAIN
            1) Election of Larry C. Corbin     33,536,591     982,779       30
            2) Election of Stewart K. Owens    33,216,850   1,302,016      534
            3) Election of Robert E.H. Rabold  33,269,558   1,249,812       30
            4) Proposal to approve the
               Bob Evans Farms, Inc.
               1994 Long Term Incentive Plan   31,847,701   1,996,039  675,660
                   Evans Farms, Inc. 1994 Long
                   Term Incentive Plan

            (d)   Not applicable



     ITEM 6.   Exhibits and Reports on Form 8-K


               (a)  Exhibits

                    27. Financial Data Schedule

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



                                  Bob Evans Farms, Inc.

                                        Registrant




                                     Daniel E. Evans
                                     Daniel E. Evans
                                  Chairman of the Board
                                (Chief Executive Officer)




                                    Donald J. Radkoski
                                    Donald J. Radkoski
                              Group Vice President and Treasurer
                                (Chief Financial Officer)



     December 1, 1994
           Date