Form 10-Q/A
period 1994-07-29
EVANS BOB FARMS INC
filed 1994-12-08
CIK 33769

FORM 10-Q/A

               SECURITIES AND EXCHANGE COMMISSION

                      Washington D.C. 20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                             July
29, 1994

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


               (a)  Exhibits

                    18. Changes in accounting principles
                    27. Financial Data Schedule

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



     December 8, 1994
           Date