Form 10-Q
period 1995-01-27
EVANS BOB FARMS INC
filed 1995-03-09
CIK 33769

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington D.C. 20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  ___________January 27, 1995____________

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

Yes__X__       No_____

      As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares.



                         BOB EVANS FARMS, INC.
                    PART I - FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                ASSETS

                                           (Dollars in Thousands)
                                   January 27, 1995    April 29, 1994
                                          Unaudited       Audited

Current Assets
     Cash                                 $  3,493        $  6,699
     Investments                                81           1,399
     Accounts receivable                    14,675          15,445
     Inventory                              16,032          15,799
     Deferred income taxes                   4,585           4,585
     Prepaid expenses                        3,399           3,514
          Total Current Assets              42,265          47,441

Property, Plant, and Equipment, at Cost    572,571         509,831
     Less accumulated depreciation         174,053         160,061
          Net Property, Plant and          398,518         349,770
             Equipment

Other Assets
     Deposits and other                      2,284           2,002
     Long-term investments                   2,303
     Deferred income taxes                   1,049           1,049
     Cost in excess of net assets           11,151          11,555
        acquired
     Other intangible assets                 1,822           2,058
          Total Other Assets                18,609          16,664
                                          $459,392        $413,875


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Line of credit                       $ 16,800        $  9,500
     Accounts payable                        7,516          12,200
     Dividends payable                       3,059           2,839
     Federal and state income taxes          2,196           6,160
     Accrued wages and related              12,309          10,830
        liabilities
     Other accrued expenses                 27,319          18,023
          Total Current Liabilities         69,199          59,552

Long-Term Liabilities
     Deferred income taxes                   5,495           5,495
     Notes payable (net of discount of       2,303
        $697,000)
          Total Long-Term Liabilities        7,798           5,495

Stockholders' Equity
     Common stock, $.01 par value
        Authorized:  100,000,000 shares;
        issued 42,638,118 shares
        at January 27, 1995, and April         426             426
           29, 1994
     Capital in excess of par value        144,528         144,782
     Retained earnings                     243,368         211,294
                                           388,322         356,502
     Less treasury stock: 444,604 shares
        at January 27, 1995 and 575,890
           shares
        at April 29, 1994, at cost           5,927           7,674
          Total Stockholders' Equity       382,395         348,828
                                          $459,392        $413,875



The accompanying notes are an integral part of the financial statements.




                         BOB EVANS FARMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               UNAUDITED


                                    (Dollars in Thousands Except Net Income
                                      Per Share and Cash Dividend Amounts)

                                 Three Months Ended                 Nine Months Ended

                           Jan. 27, 1995     Jan. 28, 1994      Jan. 27, 1995     Jan. 28, 1994

Net sales                    $185,587          $166,625            $577,929         $522,094

Cost of sales                  52,325            51,373             172,571          164,209
Operating expenses             79,741            69,782             244,393          218,038
Selling, general and
   administrative expenses     24,349            20,378              75,169           65,131
Depreciation expense            6,575             5,834              18,880           16,828
     Operating profit          22,597            19,258              66,916           57,888

Net interest                       66                65                 109              (15)

Income Before Income Taxes     22,663            19,323              67,025           57,873

Provisions for income taxes
    Federal                     7,255             5,832              21,121           17,449
    State                       1,504             1,287               4,654            3,996
                                8,759             7,119              25,775           21,445

     Net Income              $ 13,904          $ 12,204            $ 41,250         $ 36,428


Weighted average number
   of common shares        42,159,394        41,991,072          42,159,394       41,991,072
      outstanding


Net income per common share
   based upon the weighted average
   number of common shares       $.33              $.29               $.98             $.87

Cash dividend per common share  $.073             $.068              $.218            $.203


The accompanying notes are an integral part of the financial statements.




                         BOB EVANS FARMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               UNAUDITED

                                          (Dollars in Thousands)
                                            Nine Months Ended

                                     January 27, 1995     January 28, 1994

Operating activities:
Net income                                $41,250           $36,428

Adjustments to reconcile net
   income to net cash provided
   by operating activities:
Depreciation and amortization              19,520            17,469
Loss (gain) on sale of property and           (47)               84
   equipment
Compensation expense attributable to          789
   stock plans
Cash provided by (used for) current
   assets and current liabilities:
     Accounts receivable                      770              (312)
     Inventories                             (233)             (511)
     Prepaid expenses                         115            (2,077)
     Accounts payable                      (4,684)             (306)
     Federal and state income taxes        (3,964)           (4,362)
     Accrued wages and related              1,012               265
        liabilities
     Other accrued expenses                 9,296             4,077
          Net cash provided by             63,824            50,755
             operating activities

Investing activities:
Purchase of property, plant and           (67,839)          (50,225)
   equipment
Proceeds from sale of property, plant         258               314
   and equipment
Purchase of investments                    (2,303)          (18,038)
Proceeds from sale of investments           1,318            19,927
Other                                        (282)              750
     Net cash used in investing           (68,848)          (47,272)
        activities

Financing activities:
Cash dividends paid                        (8,957)           (8,292)
Draws on line of credit                     7,300             3,500
Proceeds from issuance of note payable      2,303
Distribution of treasury stock
  due to the exercise of stock
  options and employee bonuses              1,172             1,642
          Net cash provided by
            (used in)
               financing activities         1,818            (3,150)

Increase (decrease) in cash                (3,206)              333

Cash at the beginning of the period         6,699             8,241

Cash at the end of the period             $ 3,493           $ 8,574

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

3.   Depreciation Method

     The Company adopted the straight-line depreciation method for all property placed in service on or after April 30, 1994. Depreciation on property placed in service prior to April 30, 1994 continues to be calculated principally on accelerated methods. The Company believes the new method will more accurately reflect its financial results by better matching costs of new property over the useful lives of the assets. In addition, the new method more closely conforms with that prevalent in the industry. The effect of the change was not material to the results of the third quarter ended January 27, 1995.

          Item 2.  Management's Discussion and Analysis of

          Financial Condition and Results of Operations


Sales

     Net sales for Bob Evans Farms, Inc. and Subsidiaries increased

11.4% for the third quarter and 10.7% for the year-to-date period ended January 27, 1995 as compared to the corresponding periods a year ago.

     Restaurant sales increased 14.1% for the three-month period and

12.1% for the nine-month period ended January 27, 1995 compared to the corresponding periods a year ago.  These increases resulted from more restaurants in operation and traditional same-store sales increases of

6.1% and 4.0% for the three-month and nine-month periods,

respectively.  The average menu price increase in both periods was approximately 3.0% for our traditional restaurants (which includes all restaurants except "small-town" Bob Evans Restaurants and Cantina del

Rio's).  In the third quarter, the company opened nine additional restaurants.  Through three quarters, the company has opened a total of 24 restaurants and closed five, bringing the total number of restaurants operating at January 27, 1995 to 334, in comparison to 303 a year ago.

     Food products sales increased 5.7% for the third quarter and 7.4%

year-to-date as compared to the prior year.  These improvements were the result of an increase in the volume of sausage products sold

(approximately 5.0% for the quarter and 4.0% year-to-date, based on comparable sausage products) as well as increased sales of Hickory

Specialties' charcoal products.



Cost of Goods Sold

     As a percentage of sales, the consolidated cost of sales

decreased to 28.2% in the third quarter of this year as compared to

30.8% last year.  The year-to-date decrease was to 29.9% this year from 31.5% last year.

     Restaurant segment food cost improved in the third quarter of fiscal 1995 to 26.7% of sales as compared to 27.5% in the third quarter a year ago.  The year-to-date food cost percentage was 27.3%

this fiscal year versus 27.4% in the corresponding period of fiscal

1994.  These changes were mostly the result of various changes in product mix.

     As a percentage of sales, the food products segment recognized significant decreases in cost of sales from 37.9% to 31.6% in the third quarter and from 41.3% to 36.5% for the nine months ended

January 27, 1995.  These decreases were the direct result of lower live hog costs in both periods compared to a year ago.



Operating Expenses

     Consolidated operating expenses, as a percentage of sales,

increased from 41.9% to 43.0% for the quarter and from 41.8% to 42.3%

year-to-date as compared to the corresponding periods last year.

These increases were due to slightly higher labor costs in the restaurant segment as well as the fact that the restaurant segment

(which has operating costs of 51% to 54% of sales) has continued to grow at a faster pace than the food products segment (which has operating costs of 16% to 17% of sales), resulting in an overall increase in the consolidated cost of operations as a percentage of sales.



Selling and Administrative Expenses

     Consolidated selling, general and administrative expenses

represented 13.1% of sales for the quarter and 13.0% of sales year-to-

date in comparison to 12.2% and 12.5%, respectively, in the

corresponding periods a year ago.  The increases were the result of higher labor costs associated with management training programs in the restaurant segment to support the increased new restaurant openings,

as well as extensive advertising and promotional programs in the food products segment.



Net Income

     Consolidated net income increased $1.7 million, or 13.9%, in the third quarter this year as compared to the corresponding quarter a year ago, and $4.8 million, or 13.2%, for the year-to-date periods.

Profit increases in the food products segment were $1.0 million for the quarter and $3.1 million year-to-date.  The improvement was attributable to higher margins on sausage products due to lower live hog costs as well as overall increases in sausage product sales.  The remaining increase ($0.7 million for the quarter and $1.7 million year-

to-date) occurred in the restaurant segment as the result of same-

store sales increases and more restaurants in operation.



Liquidity and Capital Resources

     Cash generated from both the restaurant and food products

segments has been used as the main source of funds for working capital requirements and capital expenditures.  Bank lines of credit have also been used for liquidity needs and capital expansion at various times.

The total bank lines of credit available is $53.0 million, of which

$16.8 million was outstanding at January 27, 1995.

     The company believes that funds needed for capital expenditures and working capital during the remainder of fiscal 1995 will be generated both internally and from available bank lines of credit.

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



                                  Bob Evans Farms, Inc.

                                        Registrant




                                 /s/    <Daniel E. Evans>
                                         Daniel E. Evans
                                         Chairman of the Board
                                         (Chief Executive Officer)




                                /s/   <Donald J. Radkoski>
                                       Donald J. Radkoski
                                       Group Vice President and Treasurer
                                       (Chief Financial Officer)



      March 9, 1995
           Date