Form 10-K/A
period 1994-04-29
EVANS BOB FARMS INC
filed 1995-05-16
CIK 33769

FORM 10-K/A

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 29, 1994

                               OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ____________

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



                       Page 1 of 6 Pages.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements of the past 90 days.       Yes  X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value has been computed by reference to the last quoted sale price of such stock, as of June 17, 1994.

Total shares outstanding                          42,156,005

Number of shares owned beneficially and/or of      2,986,261
record by directors and executive officers*

Number of shares held by persons other than       39,169,744
directors and executive officers

Last quoted sale price                                   $21.75

Market value of shares held by persons other    $851,941,932.00
than directors and executive officers

*For purposes of this computation, all executive officers and directors are included, although not all are necessarily
"affiliates."

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

42,156,005 shares of Common Stock with $.01 par value were outstanding at June 17, 1994


               DOCUMENTS INCORPORATED BY REFERENCE

     1.   Annual Report to Stockholders for the
          Fiscal Year Ended April 29, 1994 (in
          pertinent part, as indicated)             PART II.

     2.   Proxy Statement dated July 1, 1994 for
          the Annual Meeting of Stockholders to
          be held on August 8, 1994 (in pertinent
          part, as indicated)                      Part III.


                             PART II


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operation.

Sales

          Total sales for Bob Evans Farms, Inc. and subsidiaries increased seven percent in 1994 over 1993. This compares with a 17% increase in 1993. Fiscal year 1994 was composed of 52 weeks, whereas there were 53 weeks in fiscal year 1993.

          Restaurant sales accounted for 71% of total sales in 1994 and 70% of total sales in 1993. Sales in the restaurant segment increased by $37.7 million, or eight percent, in 1994 compared to 1993, and by $59.8 million, or 15%, in 1993 compared to 1992. These increases were due mainly to more restaurants in operation. During 1994, 23 new restaurants were opened: 11 traditional Bob Evans and Owens Family Restaurants, eight "small-town" Bob Evans Restaurants and four Cantina del Rios. Two of the Cantina del Rio openings were in Livonia, Michigan, and Lisle, Illinois, the first locations outside of Ohio for the company's casual-theme concept.
Also affecting comparisons were increases in same-store sales (restaurants open for a full 12 months in 1994 and 1993). For
1994, the increase in same-store sales was 3.0% compared to 3.2% in 1993. Menu prices increased 2.7% in 1994 and 3.4% in 1993.

          Food products sales accounted for 29% of total sales in 1994 and 30% of total sales in 1993. Food products segment sales increased $8.1 million, or four percent, as compared to 1993, which saw a 23% increase over 1992 sales. The increase was attributable to higher wholesale prices of sausage products over a year ago (the benchmark retail price for an one pound roll of sausage increased from an average of $2.69 per pound in 1993 to an average of $2.84 per pound in 1994) and improved sales of Hickory Specialties' charcoal and liquid-smoke flavorings. For 1994, the two newest acquisitions, Mrs. Giles and Hickory Specialties accounted for $46.7 million in sales, or 23% of food products sales, compared with $41.1 million in sales, or 21% of food products sales, in 1993. New product introductions were immaterial to food products sales as a whole in 1994 and 1993. The increase in food products sales from 1992 to 1993 was due to full-year sales comparisons in 1993 of Mrs. Giles and Hickory Specialties versus a partial year in 1992 (in which the combined sales were $15.2 million), and increased institutional and food-service sales of private label and specialty sausage products.

Cost of Sales

          As a percentage of sales, the consolidated cost of sales (cost of materials) was 31.7%, 31.7% and 30.7% in 1994, 1993 and 1992, respectively. The restaurant segment cost of sales percentage was approximately 27.5% in both 1994 and 1993 as compared to 26.5% in 1992. The increase between 1992 and 1993 was the result of increased food costs in both the third and fourth quarters of 1993. In the food products segment, cost of sales increased in 1994 to 41.9% of sales as compared to 41.3% in both 1993 and 1992 due mostly to higher costs of live hogs and fresh salad ingredients. Hog costs in 1994 averaged $39.25 per hundred-weight compared to $37.33 per hundred-weight in 1993.

Operating Expenses

          Consolidated operating expenses were 41.9%, 41.8% and 42.8% of sales in 1994, 1993 and 1992, respectively. Restaurant segment operating expenses decreased slightly from 53% of sales in 1992 to 52% of sales in both 1994 and 1993. The largest component in operating expense is labor and fringe benefit expense which was $201.6 million in 1994 and $189.1 million in 1993. This increase was mainly due to more restaurants in operation. In the food products segment, operating expenses as a percentage of sales increased from 16.3% in 1992 to 16.9% in both 1994 and 1993.

Selling, General and Administrative Expenses

          As a percentage of sales, consolidated selling, general and administrative expenses were 12.2%, 12.8% and 12.3% in 1994, 1993 and 1992, respectively. In the restaurant segment, selling, general and administrative expenses have remained between 5.5% and 5.8% of sales in the last three fiscal years. Food products segment selling, general and administrative expenses represented 28.2%, 29.8% and 28.7% of sales for fiscal years 1994, 1993 and 1992, respectively. Decreased advertising expenditures resulted in most of the decrease from 1993 to 1994, whereas the increase from 1992 to 1993 was the result of a full-year inclusion of Mrs. Giles' and Hickory Specialties' operating results versus a partial year in 1992.

Taxes

          The effective federal and state income tax rates applicable to the company in 1994, 1993 and 1992 were 37.0%, 37.2% and 37.0%, respectively. As a result of legislation enacted this past year, changes in the corporate income tax rate and tax credits are expected to increase the company's effective tax rate to a range of 38.5% to 39.0% in fiscal year 1995.

Net Income

          Net income increased 12% in 1994 compared to 1993. Of this increase, 74% was attributable to the restaurant segment having more restaurants in operation in 1994 as compared to 1993. The remainder of the increase was due to improved margins in sales of sausage, charcoal and liquid-smoke flavorings as well as decreased selling, general and administrative expenses in the food products segment.

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

          Bank lines of credit were used for liquidity needs and capital expansion during fiscal year 1994. At April 29, 1994, $9.5 million was outstanding under such arrangements. The bank lines of credit available were increased to $53 million during 1994 from $18 million in 1993 to meet liquidity and capital resource requirements anticipated because of increased restaurant expansion projected during fiscal year 1995. The company believes that the funds needed for capital expenditures and working capital during 1995 will be generated internally and from available bank lines of credit. Longer-term financing alternatives will be evaluated by the company, especially in the event of acquisitions.

          At April 29, 1994, the company had contractual commitments from restaurant construction, plant equipment additions and land purchases of approximately $17 million. Anticipated capital expenditures for 1995 will approximate $90 million and depreciation and amortization expense will approximate $26 million. The company plans to build 49 additional restaurants in fiscal year 1995, as well as upgrade various property, plant and equipment in both segments.

          Dividends paid represented 23% of net income in both
1994 and 1993.


                           SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Bob Evans Farms, Inc.



Date: May 15, 1995            By: /s/ Donald J. Radkoski
                                  Donald J. Radkoski, Group
                                    Vice President-Finance Group
                                    and Treasurer