Form 10-Q/A
period 1995-01-27
EVANS BOB FARMS INC
filed 1995-05-16
CIK 33769

FORM 10-Q/A

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 27, 1995

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

                          Not applicable
      (Former name, former address and former fiscal year,
                  if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No ___

     As of the close of the period covered by this report, the registrant had issued 42,638,118 shares of Common Stock, $.01 par value.

                       Page 1 of 4 Pages.



                 PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

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

          Food products sales increased 5.7% for the third quarter and 7.4% year-to-date as compared to the prior year. These improvements were the result of an increase in the volume of sausage products sold (approximately 5.0% for the quarter and 4.0% year-to-date, based on comparable sausage products). For the quarter, Mrs. Giles' and Hickory Specialties' combined sales were $10.7 million compared with $9.3 million a year ago. The increase was mainly due to an increase in sales of charcoal products.

Cost of Goods Sold

          As a percentage of sales, the consolidated cost of sales (cost of materials) decreased to 28.2% in the third quarter of this year as compared to 30.8% last year. The year-to-date decrease was to 29.9% this year from 31.5% last year.

          Restaurant segment food cost improved in the third quarter of fiscal 1995 to 26.7% of sales as compared to 27.5% in the third quarter a year ago. The year-to-date food cost percentage was 27.3% this fiscal year versus 27.4% in the corresponding period of fiscal 1994. These changes were mostly the result of various changes in product mix.

          As a percentage of sales, the food products segment recognized significant decreases in cost of sales from 37.9% to 31.6% in the third quarter and from 41.3% to 36.5% for the nine months ended January 27, 1995. These decreases were the direct result of lower live hog costs in both periods compared to a year ago. For the quarter, the average cost per hundred-weight was $24.00 compared to $36.50 per hundred-weight a year ago.

Operating Expenses

          Consolidated operating expenses, as a percentage of sales, increased from 41.9% to 43.0% for the quarter and from 41.8% to 42.3% year-to-date as compared to the corresponding periods last year. These increases were due to slightly higher labor costs in the restaurant segment as well as the fact that the restaurant segment (which has operating costs of 51% to 54% of sales) has continued to grow at a faster pace than the food products segment (which has operating costs of 16% to 17% of sales), resulting in an overall increase in the consolidated cost of operations as a percentage of sales. The most significant component of operating expense is labor and fringe benefit expense which was $55.0 million for the third quarter of 1994 compared with $48.1 million in 1993. This increase was mainly due to there being more restaurants in operation.

Selling and Administrative Expenses

          Consolidated selling, general and administrative expenses represented 13.1% of sales for the quarter and 13.0% of sales year-to-date in comparison to 12.2% and 12.5%, respec tively, in the corresponding periods a year ago. The increases were the result of higher labor costs associated with management training programs in the restaurant segment to support the increased new restaurant openings (for the third quarter, management training expense in 1994 increased by nearly $800,000 over a year ago and on a year-to-date basis, such expense increased by $2.3 million), as well as increased advertising and promotional programs in the food products segment.

Net Income

          Consolidated net income increased $1.7 million, or 13.9%, in the third quarter this year as compared to the corres ponding quarter a year ago, and $4.8 million, or 13.2%, for the year-to-date periods. Profit increases in the food products segment were $1.0 million for the quarter and $3.1 million year-to-date. The improvement was attributable to higher margins on sausage products due to lower live hog costs as well as overall increases in sausage product sales. The remaining increase ($0.7 million for the quarter and $1.7 million year-to-date) occurred in the restaurant segment as the result of same-store sales increases and more restaurants in operation.

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


                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                              BOB EVANS FARMS, INC.



Date: May 15, 1995            By: /s/ Donald J. Radkoski
                                 Donald J. Radkoski, Group Vice
                                 President - Finance Group and
                                 Treasurer