Form 10-K
period 1995-04-28
EVANS BOB FARMS INC
filed 1995-07-28
CIK 33769

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

(Mark One)

(  X  )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 28, 1995

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

This Report contains 138 pages of which this is page 1.  The
Index to Exhibits begins at page 54.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes         X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value has been computed by reference to the last quoted sale price of such stock, as of June 16, 1995.

     Total shares outstanding                        42,373,041

     Number of shares owned beneficially and/or of record
     by directors and executive officers*             2,285,588

     Number of shares held by persons other than directors
     and executive officers                          40,087,453

     Last quoted sale price                              $20.50

     Market value of shares held by persons other than
     directors and executive officers              $821,792,786

* For purposes of this computation, all executive officers and directors are included, although not all are necessarily
  "affiliates."

Indicate  the  number  of  shares  outstanding  of  each  of  the
registrant's   classes  of  common  stock,  as  of   the   latest
practicable date.

42,373,041 shares of Common Stock with $.01 par value were outstanding at June 16, 1995.


               DOCUMENTS INCORPORATED BY REFERENCE

     1.   Annual Report to Stockholders for the Fiscal Year Ended
           April 28, 1995 (in pertinent part, as indicated)
           .   .   .   .   .   .   .   .   .  PART II.

     2.   Proxy Statement dated July 3, 1995 for the Annual
          Meeting of Stockholders to be held on August 14, 1995
           (in pertinent part, as indicated)
           .   .   .   .   .   .   .   .   .  PART III.


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

Food Products Segment Operations

Principal Products and Procurement Methods

The Company's traditional business in its food products segment has been the production and distribution of approximately 30 varieties of fresh, smoked and fully-cooked pork sausage and ham products under the brand names of Bob Evans Farms and Owens Country Sausage. In recent years, the Company has begun to expend more time and effort on both new product development and sales of its pork sausage and ham products to institutional and foodservice purchasers. In addition, the Company has begun to explore the expansion of the products offered in its food products segment through the acquisition of companies producing food and food related products which complement the Company's traditional sausage products. During the fiscal year ended April 30, 1993 (the "1993 fiscal year") sales of sausage products contributed 79% of total revenues; sales of products by Mrs. Giles contributed 10%; and sales of products by Hickory Specialties contributed 11%. During the fiscal year ended April 29, 1994 (the "1994 fiscal year") sales of sausage products contributed 77% of total revenues; sales of products by Mrs. Giles contributed 11%; and sales of Hickory Specialties contributed 12%. During the fiscal year ended April 28, 1995 (the "1995 fiscal year") sales of sausage products contributed 76% of total revenues; sales of products by Mrs. Giles contributed 11%; and sales of Hickory Specialties contributed 13%.

During the last several years, the Company has expanded its product line to include convenience items for meals and snacks that are microwavable. These items include two varieties of burritos, a variety of biscuit sandwiches, a Country Lite Sausage for customers looking for products lower in fat, and Homestyle Biscuits and Gravy. During the 1995 fiscal year, the Company developed two new products, Bob Evans Farms Homestyle Chicken & Noodles with Biscuits and maple links, a maple syrup-flavored sausage product. All of these products are available throughout the Bob Evans marketing territory.

The acquisition of Mrs. Giles in September 1991, has allowed the Company to expand the products offered in its food products segment to include fresh prepared salads. The prepared salads are intended as convenience items for meals, and include deluxe macaroni salad, Italian pasta salad, homestyle potato salad, chunky chicken salad, classic cole slaw, pimento cheese spread, and smokehouse baked beans. The refrigerated deli salads manufactured by Mrs. Giles are distributed principally in the southern and southeastern markets of the United States under the brand names of Mrs. Giles and Mrs. Kinser's. In April, 1992, the Company began the introduction of Bob Evans Harvest Salads, a line of fresh, premium quality, prepared salads, and these salad products are currently being marketed in most all of the Bob Evans Farms marketing areas.

The acquisition of Hickory Specialties in March 1992, has allowed the Company to expand into food and food related products which complement its existing food products business. Hickory
Specialties produces premium quality charcoal, wood smoking chips, natural smoke flavorings, gas grill ceramic briquettes and grilling systems. Brand names of such products include Nature-Glo, Old Hickory, Jack Daniels, Zesti Smoke, Wildfire, and Woodstone. This past year Hickory Specialties introduced two new products, Wildfire Gourmet Hickory Charcoal and Woodstone Gas Grill Briquettes. As a result of increased charcoal sales, a new charcoal manufacturing facility is currently under construction at Summer Shade, Kentucky. This facility is expected to be operational by October 1995. Hickory Specialties' products are marketed nationwide, and the Company is exploring various opportunities abroad, especially with respect to its liquid smoke flavorings products.

During the 1995 fiscal year, the food products segment of the Company continued to produce specialty items for its institutional and foodservice customers. These products are made to customer specifications, and include fresh sausage links and patties, sausage gravy, and biscuit sandwiches. Although this segment of the business does not command the higher pre-tax margins that branded items do, it gives the Company the opportunity to increase its volumes and profits. The Company is also marketing its prepared salad products to institutional and foodservice customers.

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

Live hogs are procured at terminal, local and country markets in Ohio, Indiana, Illinois, Iowa, North Carolina, Kansas, Michigan, Nebraska, South Dakota, Pennsylvania, Wisconsin, Minnesota, West Virginia, Missouri and Oklahoma at daily prevailing market prices. The Company does not contract in advance for the purchase of live hogs. Live hogs procured in these markets are purchased by an employee of the Company, who works with brokers and buyers on a commission basis, at auction through competitive bidding. Live hogs are then transported overnight directly from the various markets in which they were purchased to six of the Company's processing plants where they are slaughtered and processed into various pork sausage products. These products, in turn, are shipped daily from the plant facilities for distribution to the Company's customers. The Company has experienced no difficulty in procuring live hogs for its pork sausage products and anticipates no future difficulty in that regard.

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

Distribution Methods

The Company principally uses the direct store delivery system (i.e., the Company's products are not warehoused, but are delivered to grocery stores as described below) for the retail distribution of the sausage, biscuit, and other products bearing the Bob Evans Farms brand name, including Bob Evans Harvest
Salads. One hundred five driver-salesmen, employed by the Company and driving Company-owned refrigerated trucks, deliver the Company's products directly to more than 9,000 supermarkets and independent retail groceries. The marketing territory for Bob Evans Farms brand products as well as the Bob Evans Harvest Salads includes Ohio, Michigan, Indiana, Illinois, Delaware and the District of Columbia, as well as portions of Alabama, Iowa, Kentucky, West Virginia, Pennsylvania, New Jersey, Maryland, Virginia, New York, Tennessee, Missouri and Georgia. During the 1995 fiscal year, the Company tested an alternate distribution method for its sausage products, and as a result, Bob Evans Farms brand products are available through a distributor in the Greater New York City area on a limited basis.

Products distributed under the Owens Country Sausage brand name are distributed to retail customers in two ways:

(1) Company-owned transport trucks deliver directly to most major supermarket chain warehouse distribution centers in the Owens marketing area. Thereafter, the products are shipped to individual retail outlets.

(2)  Thirty-one     driver-salesmen,    driving     Company-owned
     refrigerated   trucks,   deliver   products   directly    to
     supermarkets and independent retail groceries.

Owens' marketing territory includes Texas, Arkansas, Oklahoma, New Mexico, Louisiana, Arizona and portions of Mississippi and Kansas. During the 1995 fiscal year, the Company expanded the Owens' marketing territory to include Colorado and parts of Nevada. Owens Country Sausage products are available in more than 6,000 supermarkets and independent retail groceries.

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

Trademarks and Service Marks

The Company maintains various trademarks and service marks that identify various Bob Evans Farms, Owens Country Sausage, Mrs. Giles and Hickory Specialties products. The principal trademarks used to identify the Mrs. Giles salad products are Mrs. Giles and Mrs. Kinser's. The principal trademarks used to identify the Hickory Specialties charcoal products are Old Hickory, Nature-Glo, Jack Daniels, Wildfire, and Woodstone, and the principal trademark used to identify the Hickory Specialties liquid smoke flavoring products is ZestiSmoke. These trademarks and service marks are renewed periodically and the Company believes that such trademarks and service marks adequately protect the brand names of the Company. The operations of the food products segment of the Company are not dependent upon any patents, licenses, franchises or concessions.

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

Advertising

During the 1995 fiscal year, the Company spent approximately $9,859,000 for advertising of its sausage and salad products, and approximately $1,426,000 for advertising of its charcoal and liquid smoke flavoring products. Approximately 80% of this amount was spent on television, radio and newspaper media. The remaining 20% was spent for various promotional programs throughout the year in an attempt to maintain and gain market share for its products.

Dependence on a Single Customer

The Company's food products are sold through more than 15,000 retail grocery stores and are available through such stores to approximately 50% of the population of the continental United States. The Company's charcoal products are sold nationwide and its liquid smoke flavoring products are sold nationally and internationally. The Company is not dependent upon a single customer or group of affiliated customers.

Sales on Credit; Aged Product

The Company typically allows seven to 30 day terms on the sales of its salad and sausage products, and up to sixty days on its charcoal products. The Company has not experienced any material bad debt problems, nor has the return of aged product had a material effect on the Company.

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

Expansion of Distribution Area

New markets opened for the Company's sausage products during the 1995 fiscal year included the Greater New York City area for Bob Evans Farms products and in Colorado and parts of Nevada for Owens Country Sausage products. During fiscal year 1996, the Company plans to test market Bob Evans Farms Sausage products in parts of Wisconsin, as well as introduce a line of frozen products in the Ohio marketing territories.

The Company has no current plans for further geographic expansion of its distribution area for the Mrs. Giles salad products or the charcoal and liquid smoke flavoring products produced by Hickory
Specialties in the 1996 fiscal year.

Profit Margins Related to Sausage Production

The Company's profit margins for the portion of the Company's business relating to sausage production are normally more favorable during periods of lower live hog costs. During the 1995 fiscal year, the Company experienced lower live hog costs than in the previous year, and as a result, pre-tax margins increased. The Company expects live hog costs to remain relatively stable over the next 12 months.

Restaurant Segment Operations

General

At April 28, 1995, the Company owned and operated 340 family restaurants in Ohio (125), Florida (28), Indiana (40), Michigan
(30), Illinois (13), Pennsylvania (22), Kentucky (11), West Virginia (15), Missouri (10), Tennessee (4), Texas (13), Maryland
(6), Virginia (10), New York (8), South Carolina (1), Iowa (1), New Jersey (1) and Delaware (2). All of the family restaurants are operated as Bob Evans Restaurants, with the exception of the 13 located in Texas, which are operated as Owens Family Restaurants, and eight Bob Evans Restaurant & General Stores, which feature a combined restaurant and gift shop concept. There is one Bob Evans Restaurant & General Store located in each of the following states: Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, Florida and Missouri. During the Company's 1995 fiscal year, 37 additional Bob Evans Restaurants were opened. Of the 37 new restaurants opened, twenty-five restaurants were the smaller version of the traditional Bob Evans Restaurants known as "small-town" Bob Evans Restaurants, designed to efficiently serve communities with smaller population bases. The "small-town" restaurants serve the regular Bob Evans menu and have seating for approximately 96 versus 200 in the newer Bob Evans Restaurants. As of April 28, 1995, the Company had a total of thirty-four "small-town" restaurants located in Ohio (20), Indiana (12), New York (1), and Delaware (1).

On May 2, 1994, four Bob Evans Restaurants were closed. Three of these restaurants, located in Tampa, Florida; Morrow, Georgia; and Chattanooga, Tennessee, were not meeting profit expectations. The fourth restaurant, located in Sterling Heights, Michigan, was acquired by the state government by eminent domain in order to make room for a new highway. On August 15, 1994, a Bob Evans Restaurant in Mattson, Illinois, was closed because of building safety problems.

The Company has typically opened restaurants in areas where a strong consumer awareness and acceptance for its sausage products has been established over the years. It has deviated from this practice only in Florida and South Carolina, where the Company has 28 restaurants and one restaurant, respectively, but does not have sausage distribution.

All of the Company's family restaurants feature a wide variety of menu offerings designed to appeal to its customers. Breakfast entree items are featured and served all day. The restaurants are typically open from 6 a.m. until 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday for certain locations. Approximately 60% of total revenues from restaurant operations are generated from 6 a.m. to 4 p.m., with the balance generated from 4 p.m. to closing. Sales on Friday, Saturday and Sunday account for approximately 55% of a typical week's revenues.

During the 1995 fiscal year, the Company opened seven additional Cantina del Rio restaurants, bringing the total opened to fourteen. These restaurants are located in Ohio (7), Indiana
(2), and one each in Minnesota, Florida, Virginia, Illinois and Michigan. These restaurants feature authentic southwestern foods served in a Mexican atmosphere and are open from 11 a.m. until 10 p.m. Sunday through Thursday, and from 11 a.m. until 12:30 a.m. on Friday and Saturday.

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

Sources and Availability of Raw Materials

Menu mix in the restaurant segment is varied enough that raw materials have been readily available; however, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. The restaurant segment experienced a slight decrease in food costs during the Company's 1995 fiscal year, and the Company does not expect food costs to fluctuate to any significant degree during its 1996 fiscal year.

Advertising

The Company spent approximately $21,551,000 in the restaurant segment for advertising during its 1995 fiscal year. Eighty percent of these advertising dollars was spent on television media, with the remainder being spent for radio and newspaper advertising. In addition to the "Five Under $5 Program" offered Monday through Friday, the Company features Breakfast Breaks, a variety of morning meals priced at $2.99 or less. These items are designed to increase weekday breakfast business. The Company has typically not used coupons, except in certain markets where it is attempting to gain market share.

Carryout Business

Carryout business in the Company's restaurants presently accounts for only 2% to 3% of the total revenues generated in the restaurant segment. The Company's restaurants do not have a drive-through or pick-up window for carryout business.

Research and Development

The Company is continuously testing new food items in its search for new and improved menu offerings to appeal to its customer base and to satisfy changing eating trends. In September, 1994, the Company featured "Fall Favorites," which included items such as beef tips and noodles, stuffed pork chops, country Dijon chicken, apple berry topping for hotcakes, chocolate silk pie and apple cobbler, and ran through January 1995. In March, 1995, the Company introduced a "Five Under $5" program which included chicken-n-noodles, spaghetti, Italian sausage, border scramble, and chicken tenders, and the program ran through May 1995. Research and development expenses, to date, have not been material.

Restaurant Expansion

The Company plans to build and open approximately 40 new restaurants during the 1996 fiscal year, including 14 Bob Evans and Owens Family Restaurants, twenty-five of the "small-town" Bob Evans Restaurants and one Cantina del Rio restaurant. Future restaurant expansion will depend on the availability of sites, as well as restaurant industry trends. The Company believes, however, that it can continue with its planned expansion and is actively seeking quality restaurant sites, not only in its present market area, but in new market areas as well.

Trademarks, Service Marks and Licenses

The Company maintains various trademarks and service marks in connection with its family restaurant operations. These trademarks and service marks are renewed periodically and the Company believes that such trademarks and service marks adequately protect the various products and services to which they relate. The Cantina del Rio Mexican style restaurants require liquor licenses, since this casual theme dining concept has a full service bar. The operations of the restaurant segment of the Company are not dependent upon any patents, franchises or concessions.

Employees

The Company had in its employment approximately 1,500 persons in the food products segment and 26,800 persons in the restaurant segment as of April 28, 1995.

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

Sales, Operating Profit and Identifiable Assets

The following table sets forth for each of the Company's last three fiscal years the amounts of revenue from intersegment sales of its food products and the amounts of revenue from sales to unaffiliated customers, operating profit and identifiable assets attributable to each of the Company's industry segments:


                                    FISCAL YEAR ENDED
                            April 28,      April 29,    April 30,
                               1995           1994         1993
Sales:
  Intersegment Sales of
     Food Products:      $  31,277,000  $  30,902,000  $  30,796,000

  Food Products
     (excluding
     intersegment sales):  216,759,000    203,909,000    195,780,000

  Restaurant Operations:   550,209,000    495,129,000    457,396,000

Operating Profit:

  Food Products:            26,726,000     19,580,000     17,219,000

  Restaurant Operations:    60,135,000     56,910,000     51,248,000

Identifiable Assets:

  Food Products:            94,494,000     90,502,000     83,687,000

  Restaurant Operations:   383,569,000    317,739,000    272,681,000


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

Restaurant Segment

Of the 354 restaurants operated by the Company, 310 are owned in fee and 44 are leased from unaffiliated persons. All lease agreements contain either multiple renewal options or options to purchase. Seven of these leased properties have terms that will expire through May 1, 2000. With respect to these seven leases, the Company has the following options: four leases contain four five-year renewal options; one lease contains six five-year renewal options; one lease has no renewal options remaining (the Company intends to negotiate a new lease agreement); and one lease has three five-year renewal options.

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

Daniel E. Evans, age 58;           Chairman of the Board, Chief
Chairman of the Board, Chief       Executive Officer and
Executive Officer, Secretary       Secretary of the Registrant.
and a Director of the              Mr. Evans is the first
Registrant; 39 years as an         cousin of J. Tim Evans, a
officer of the Registrant.         director of the Registrant.

Donald J. Radkoski, age 40,        Group Vice President -
Group Vice President -             Finance Group since January
Finance Group, Treasurer, and      1994, Treasurer and Chief
Chief Financial Officer;           Financial Officer since May
seven years as an officer of       1993, Senior Vice President
the Registrant.                    from May 1993 to December
                                   1993, Vice President of
                                   Finance and Assistant
                                   Treasurer from 1989 to May
                                   1993, and Assistant
                                   Treasurer from 1988 to 1989,
                                   of the Registrant.

Stewart K. Owens, age 40;          Executive Vice President and
Executive Vice President,          Chief Operating Officer
Chief Operating Officer and a      since January 1994 and Group
Director of the Registrant;        Vice President - Food
five years as an officer of        Products Group from 1990 to
the Registrant.                    December 1993, of the
                                   Registrant.  President and
                                   Chief Operating Officer of
                                   Owens Country Sausage, Inc.,
                                   a subsidiary of the
                                   Registrant, since 1984.

Larry C. Corbin, age 53;           Senior Group Vice President
Senior Group Vice President -      - Restaurant Operations
Restaurant Operations Group        Group since January 1994,
and a Director of the              Group Vice President -
Registrant; 27 years as an         Business Development from
officer of the Registrant.         1990 to December 1993,
                                   Executive Vice President,
                                   Operations and Development,
                                   Restaurant Division, from
                                   1988 to 1990, Senior Vice
                                   President, Operations and
                                   Development, Restaurant
                                   Division, from 1987 to 1988,
                                   and Senior Vice President,
                                   Operations, Restaurant
                                   Division, from 1974 to 1987,
                                   of the Registrant.

Roger D. Williams, age 44;         Senior Group Vice President
Senior Group Vice President -      - Food Products/Marketing/
Food Products/Marketing/           Purchasing/Technical
Purchasing/Technical               Services since
Services; 16 years as an           January 1994, Group Vice
officer of the Registrant.         President - Marketing &
                                   Purchasing/ Technical
                                   Services from 1990 to
                                   December 1993, Senior Vice
                                   President, Director of
                                   Marketing, Restaurant
                                   Division, from 1988 to 1990,
                                   and Vice President, Director
                                   of Marketing, Restaurant
                                   Division, from 1980 to 1988,
                                   of the Registrant.

Howard J. Berrey, age 53;          Group Vice President - Real
Group Vice President - Real        Estate/ Construction &
Estate/Construction &              Engineering Group since
Engineering Group; 16 years        1990, Senior Vice President,
as an officer of the               Director of Real Estate,
Registrant.                        Restaurant Division, from
                                   1988 to 1990, and Vice
                                   President, Director of Real
                                   Estate, Restaurant Division,
                                   from 1978 to 1988, of the
                                   Registrant.

James B. Radebaugh, age 47;        Group Vice President -
Group Vice President -             Administration & Human
Administration & Human             Resources Group since
Resources Group of the             January 1994, Group Vice
Registrant; five years as an       President - Corporate
officer of the Registrant.         Development from August 1990
                                   to December 1993, and Vice
                                   President from April 1990
                                   to August 1990, of the
                                   Registrant.

Joseph B. Crace, age 40;           Group Vice President-
Group Vice President -             Specialty Products &
Specialty Products & Business      Business Development Group
Development Group of the           since January 1994, and Vice
Registrant; three years as an      President from April 1992
officer of the Registrant.         to December 1993, of the
                                   Registrant.  President since
                                   1989, and Vice President
                                   from 1978 to 1986, of
                                   Hickory Specialties, Inc.,
                                   a subsidiary of the
                                   Registrant.

Mary L. Cusick, age 39; Vice       Vice President - Corporate
President - Corporate              Communications since 1990,
Communications since 1990;         Director of Corporate
five years as an officer of        Communications from 1981 to
the Registrant.                    1990, and assistant director
                                   of public relations since
                                   1978, of the Registrant.


                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

In accordance with General Instruction G(2), the information contained under the subcaption "Stock Price Ranges and Dividends," at page 10 of Registrant's Annual Report to Stockholders for the fiscal year ended April 28, 1995, is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA.

In accordance with General Instruction G(2), the information for the years 1986 through 1995 contained under the subcaption "Comparative Highlights for Ten Years," at page 10 of the Registrant's Annual Report to Stockholders for the fiscal year ended April 28, 1995, is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

In accordance with General Instruction G(2), the information contained under the caption "Management's Discussion and Analysis of Selected Financial Information," at pages 20 and 21 of the Registrant's Annual Report to Stockholders for the fiscal year ended April 28, 1995, is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements included on pages 12 through 19 and the Auditor's report thereon included on Page 22 of the Registrant's
Annual Report to Stockholders for the fiscal year ended April 28, 1995, are incorporated herein by reference.

The "Quarterly Financial Data" included in Note G of the Notes to
Consolidated  Financial Statements on page 18 of the Registrant's
Annual Report to Stockholders for the fiscal year ended April 28, 1995, is also incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In accordance with General Instruction G(3), the information contained under the caption "ELECTION OF DIRECTORS" in the Registrant's definitive Proxy Statement dated July 3, 1995, filed
with   the   Securities  and  Exchange  Commission  pursuant   to
Regulation 14A promulgated under the Securities Exchange  Act  of
1934,  is  incorporated  herein by  reference.   The  information
regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of the Registrant." The Registrant is not required to make any disclosure pursuant to Item 405 of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION.

In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE, STOCK OPTION COMMITTEE AND COMPENSATION/STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Registrant's Proxy Statement dated July 3, 1995, filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities
Exchange  Act  of  1934,  is incorporated  herein  by  reference.
Neither the report of the Compensation Committee, the Stock Option Committee, and the Compensation/Stock Option Committee of the Registrant's Board of Directors on executive compensation nor the performance graph included in the Registrant's Proxy Statement dated July 3, 1995, shall be deemed to be incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

In accordance with General Instruction G(3), the information contained under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the Registrant's definitive Proxy Statement dated July 3, 1995, filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In accordance with General Instruction G(3), the information contained under the caption "ELECTION OF DIRECTORS" in the Registrant's definitive Proxy Statement dated July 3, 1995, filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.


                             PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K.

(a)    Documents Filed as Part of this Report

   1 & 2    Financial Statements and Financial Statement Schedules:

                     The response to this portion of Item 14 is submitted as a separate section of this report.

       3    Exhibits:

    Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 54. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

          Executive Compensation Plans and Arrangements


Exhibit No.  Description                     Location

10(a)        Restated Bob Evans Farms,       Page 58
             Inc. and Affiliates 401K
             Retirement Plan
             (effective January 1,
             1994, except as otherwise
             provided

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

10(d)        Bob Evans Farms, Inc.           Incorporated herein
             1985 Incentive Stock            by reference to
             Option Plan                     Exhibit 4(c) to the
                                             Registrant's Regis-
                                             tration  Statement
                                             on Form S-8, filed
                                             September 12, 1985
                                             (Registration No.
                                             33-242)

10(e)        Bob Evans Farms, Inc.           Incorporated herein
             1987 Incentive Stock            by reference to
             Option Plan                     Exhibit 4(a) to the
                                             Registrant's Regis-
                                             tration Statement
                                             on Form S-8, filed
                                             October 19, 1987
                                             (Registration No.
                                             33-17978)

10(f)        Agreement, dated                Incorporated
             February 24, 1989,              herein
             between Daniel E. Evans         by reference
             and Bob Evans Farms,            to Exhibit 10(g)
             Inc.; and Schedule A to         to the
             Exhibit 10(h)                   Registrant's
             identifying other               Annual
             substantially identical         Report on Form
             Agreements between              10-K
             Bob Evans Farms,                for the fiscal
             Inc. and certain of the         year
             executive officers of Bob       ended April 28,
             Evans Farms, Inc.               1989
                                             (File No. 0-1667);
                                             and to Exhibit
                                             10(h)
                                             to the
                                             Registrant's
                                             Annual Report on
                                             Form 10-K for the
                                             fiscal year ended
                                             April 29, 1994
                                             (File No. 0-1667)

10(g)        Bob Evans Farms, Inc.           Incorporated
             1989 Stock Option Plan          herein
             for Nonemployee                 by reference to
             Directors                       Exhibit 4(d)
                                             to the
                                             Registrant's Regis-
                                             tration Statement on
                                             Form S-8, filed
                                             August 23, 1989
                                             (Registration No.
                                             33-30665)
10(h)        Bob Evans Farms, Inc.           Incorporated
             1991 Incentive Stock            herein
             Option Plan                     by reference to
                                             Exhibit 4(d) to
                                             the Registrant's Regis-
                                             tration Statement
                                             on Form S-8, filed
                                             September 13, 1991
                                             (Registration No.
                                             33-42778)

10(i)        Bob Evans Farms, Inc.           Incorporated
             Supplemental Executive          herein
             Retirement Plan                 by reference to
                                             Exhibit 10(i)
                                             to the
                                             Registrant's
                                             Annual
                                             Report on Form
                                             10-K
                                             for the fiscal
                                             year
                                             ended April 24,
                                             1992
                                             (File No. 0-1667)

10(j)        Bob Evans Farms, Inc.           Incorporated
             Nonqualified Stock Option       herein
             Plan                            by reference to
                                             Exhibit 10(j) to
                                             the Registrant's
                                             Annual
                                             Report on Form
                                             10-K
                                             for the fiscal
                                             year
                                             ended April 24,
                                             1992
                                             (File No. 0-1667)

10(k)        Bob Evans Farms, Inc.           Incorporated
             Long Term Incentive Plan        herein by
             for Managers                    reference to
                                             Exhibit 10(k) to
                                             the Registrant's
                                             Annual Report on
                                             Form 10-K for the
                                             fiscal year ended
                                             April 30, 1993
                                             (File No. 0-1667)

10(l)        Bob Evans Farms, Inc.           Incorporated
             1994 Long Term Incentive        herein by
             Plan                            reference to
                                             Exhibit 10(n)
                                             to the
                                             Registrant's
                                             Annual
                                             Report on Form
                                             10-K for
                                             the fiscal year
                                             ended
                                             April 29, 1994
                                             (File No. 0-1667)


(b)       Reports on Form 8-K

   There were no Current Reports on Form 8-K filed during the fiscal quarter ended April 28, 1995.

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

                                Bob Evans Farms, Inc.



July 21, 1995                      By:  /s/Donald J. Radkoski
                                           Donald J. Radkoski
                                           Group Vice President-Finance Group
                                           and Treasurer (Chief
                                           Financial Officer & Chief
                                           Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                       Date



                              Chairman of the Board,      July 21, 1995
/s/ Daniel E. Evans           Chief Executive
    Daniel E. Evans           Officer and Secretary


                              Director                    July 21, 1995
/s/ Larry C. Corbin
    Larry C. Corbin


                              Director                    July 21, 1995
/s/ J. Tim Evans
    J. Tim Evans


                              Director                    July 21, 1995
/s/ Daniel A. Fronk
    Daniel A. Fronk


                              Director                    July 21, 1995
/s/ Cheryl L. Krueger
    Cheryl L. Krueger


                              Director                    July 21, 1995
/s/ G. Robert Lucas II
    G. Robert Lucas II


                              Director                    July 21, 1995
/s/ Stewart K. Owens
    Stewart K. Owens


                              Director                    July 21, 1995
/s/ Robert E. H. Rabold
    Robert E. H. Rabold


                              Director                    July 21, 1995
/s/ Robert S. Wood
    Robert S. Wood


                              Group Vice President-       July 21, 1995
/s/ Donald J. Radkoski        Finance Group and Treasurer
    Donald J. Radkoski        (Chief Financial Officer
                              & Chief Accounting Officer)


                   **************************


                   ANNUAL REPORT ON FORM 10-K

              ITEM 14(a)(1) and (2) and ITEM 14(d)

 LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                  FINANCIAL STATEMENT SCHEDULES

                FISCAL YEAR ENDED APRIL 28, 1995

                      BOB EVANS FARMS, INC.

                         COLUMBUS, OHIO




FORM 10-K -- ITEMS 14(a)(1) and (2) and 14(d)

BOB EVANS FARMS, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



          The following consolidated financial statements of Bob
Evans Farms, Inc. and subsidiaries, included in the Annual Report of the Registrant to its stockholders for the fiscal year ended
April 28, 1995, are incorporated by reference in Item 8.

          Balance Sheets -- April 28, 1995 and April 29, 1994

          Statements of Income -- Years ended April 28, 1995,
          April 29, 1994 and April 30, 1993

          Statements of Stockholders' Equity -- Years ended April 28, 1995, April 29, 1994 and April 30, 1993

          Statements of Cash Flows -- Years ended April 28, 1995,
          April 29, 1994 and April 30, 1993

          Notes to Financial Statements -- April 28, 1995


          All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.




Consolidated Financial Review
Bob Evans Farms, Inc. and Subsidiaries


Comparative Highlights for Ten Years

                                                                                                Income
                                                                                Income         Per Share        Cash
                                                                                Before          Before       Dividends
                      Long-Term                  Income Before    Income     Extraordinary   Extraordinary      Per
Year   Total Assets      Debt        Net Sales   Income Taxes      Taxes         Gain            Gain          Share

1995   $488,101,000   $2,250,000   $766,968,000   $86,869,000   $33,359,000   $53,510,000       $1.27          $.29
1994    413,875,000            -    699,038,000    76,514,000    28,332,000    48,182,000        1.15           .27
1993    363,075,000            -    653,176,000    68,540,000    25,478,000    43,062,000        1.03           .25
1992    325,538,000    1,200,000    556,304,000    62,409,000    23,080,000    39,329,000         .94           .21
1991    287,254,000    1,600,000    501,305,000    53,882,000    20,247,000    33,635,000         .81           .20
1990    260,643,000    2,000,000    454,339,000    44,046,000    16,301,000    27,745,000         .65           .19
1989    244,198,000    2,400,000    419,529,000    48,754,000    18,091,000    30,663,000         .71           .17
1988    219,448,000    2,800,000    395,061,000    48,343,000    19,014,000    29,329,000         .68           .17
1987    193,098,000    3,200,000    327,160,000    41,226,000    19,756,000    21,470,000         .52           .15
1986    149,493,000            -    262,682,000    36,608,000    16,033,000    20,575,000         .50           .12



Stock Price Ranges and Dividends
     The common stock of the company is traded on the NASDAQ National Market System and is identified by the symbol BOBE. The approximate number of record holders of the company's common stock at May 26, 1995, was 29,479. The high and low closing bid quotations for the company's common stock, as reported on NASDAQ, and cash dividends paid thereon for each fiscal quarter (13 weeks) of the company's past two fiscal years have been as follows:

                                                                Cash
                                                              Dividends
Fiscal Year          High                   Low               Per Share

1995
1st Quarter          $22                  $20 3/8              $.0725
2nd Quarter           21 5/8               19 5/8               .0725
3rd Quarter           22 3/16              19 1/2               .0725
4th Quarter           21 1/2               19 7/8               .0725

1994
1st Quarter          $19                  $16 7/8              $.0675
2nd Quarter           19 1/8               17 7/8               .0675
3rd Quarter           22 1/2               18 1/2               .0675
4th Quarter           23 1/4               19 7/8               .0675


 Consolidated Balance Sheets
Bob Evans Farms, Inc. and Subsidiaries

Assets                                     April 28, 1995    April 29, 1994

Current Assets
 Cash and equivalents                      $  10,451,000     $  8,098,000
 Trade accounts receivable                    15,570,000       15,445,000
 Inventories                                  17,256,000       15,799,000
 Deferred income taxes                         6,162,000        4,585,000
 Prepaid expenses                              2,936,000        3,514,000
     Total Current Assets                     52,375,000       47,441,000
Property, Plant and Equipment, at cost
 Buildings                                   288,260,000      240,394,000
 Machinery and equipment                     146,255,000      124,759,000
 Other                                        19,572,000       17,556,000
                                             454,087,000      382,709,000
 Less accumulated depreciation               177,542,000      160,061,000
                                             276,545,000      222,648,000
 Land                                        133,135,000      116,225,000
 Construction in progress                      7,168,000       10,897,000
     Net Property, Plant and Equipment       416,848,000      349,770,000
Other Assets
 Deposits and other                            2,243,000        2,002,000
 Long-term investments                         2,303,000                -
 Deferred income taxes                         1,573,000        1,049,000
 Cost in excess of net assets acquired        11,016,000       11,555,000
 Other intangible assets                       1,743,000        2,058,000
     Total Other Assets                       18,878,000       16,664,000
                                            $488,101,000     $413,875,000

Liabilities and Stockholders' Equity

Current Liabilities
 Line of credit                             $ 25,600,000     $  9,500,000
 Accounts payable                              7,325,000        1,532,000
 Dividends payable                             3,068,000        2,839,000
 Federal and state income taxes                4,633,000        6,231,000
 Accrued wages and related liabilities        13,691,000       10,546,000
 Other accrued expenses                       31,253,000       28,904,000
     Total Current Liabilities                85,570,000       59,552,000
Long-Term Liabilities
 Deferred income taxes                         6,409,000        5,495,000
 Notes payable (net of discount of
    $600,000)                                  2,250,000                -
     Total Long-Term Liabilities               8,659,000        5,495,000
Stockholders' Equity
 Common stock, $.01 par value
    Authorized 100,000,000 shares;
    issued 42,638,118 shares
    in 1995 and 1994                             426,000          426,000
 Capital in excess of par value              144,741,000      144,782,000
 Retained earnings                           252,961,000      211,294,000
                                             398,128,000      356,502,000
 Less treasury stock:  309,620 shares
    in 1995 and 575,890 shares
    in 1994, at cost                           4,256,000        7,674,000
     Total Stockholders' Equity              393,872,000      348,828,000
                                            $488,101,000     $413,875,000




Consolidated Statements
of Income
Bob Evans Farms, Inc. and Subsidiaries


Years Ended April 28, 1995,
April 29, 1994, and April 30, 1993              1995            1994            1993

Net sales                                   $766,968,000    $699,038,000    $653,176,000

Cost of sales                                229,256,000     221,558,000     207,106,000
Operating wage and fringe
    benefit expenses                         225,280,000     201,606,000     189,150,000
Other operating expenses                     101,703,000      91,287,000      84,106,000
Selling, general and administrative
    expenses                                  98,048,000      85,015,000      83,594,000
Depreciation expense                          25,820,000      23,082,000      20,753,000

      Operating Profit                        86,861,000      76,490,000      68,467,000

Net interest                                       8,000          24,000          73,000

      Income Before Income Taxes              86,869,000       76,514,000     68,540,000

Provisions for income taxes
 Federal                                      27,316,000       23,060,000     20,862,000
 State                                         6,043,000        5,272,000      4,616,000
                                              33,359,000       28,332,000     25,478,000

      Net Income                           $  53,510,000    $  48,182,000    $43,062,000


Net income per share                            $1.27            $1.15          $1.03




Consolidated Statements
of Stockholders' Equity
Bob Evans Farms, Inc. and Subsidiaries

Years Ended April 28, 1995, April 29, 1994, and April 30, 1993

                                                           Capital                                         Total
                                     Common Stock         in Excess       Retained        Treasury      Stockholders'
                                 Shares      Par Value   of Par Value     Earnings         Stock          Equity

Balances at 4/24/92              42,638,118   $426,000   $143,027,000   $141,277,000   $(10,583,000)   $274,147,000
 Net income                                                               43,062,000                     43,062,000
 Dividends declared of
    $.25 per share                                                       (10,367,000)                   (10,367,000)
 Purchase of treasury
     stock                                                                                 (535,000)       (535,000)
  Tax benefit from disqualified
     disposition of stock
     options exercised                                                       197,000                        197,000
 Compensation expense
    attributable to stock
    options granted                                         1,382,000                                     1,382,000
 Distribution of treasury
    stock due to exercise
    of stock options and
    payment of employee
    bonuses                                                   (70,000)                     1,484,000      1,414,000
Balances at 4/30/93              42,638,118     426,000   144,339,000    174,169,000      (9,634,000)   309,300,000
 Net income                                                               48,182,000                     48,182,000
 Dividends declared of
    $.27 per share                                                       (11,351,000)                   (11,351,000)
 Purchase of treasury
     stock                                                                                  (116,000)      (116,000)
 Tax benefit from disqualified
     disposition of stock
     options exercised                                                       294,000                        294,000
 Compensation expense
    attributable to stock
    options granted                                           500,000                                       500,000
 Distribution of treasury
    stock due to exercise
    of stock options and
    payment of employee
    bonuses                                                   (57,000)                     2,076,000      2,019,000
Balances at 4/29/94              42,638,118    426,000    144,782,000    211,294,000      (7,674,000)   348,828,000
 Net income                                                               53,510,000                     53,510,000
 Dividends declared of
    $.29 per share                                                       (12,245,000)                   (12,245,000)
  Tax benefit from disqualified
     disposition of stock
     options exercised                                                       402,000                        402,000
 Compensation expense
     attributable to stock
     options granted                                          706,000                                       706,000
 Compensation expense
     attributable to stock
     awards                                                  (203,000)                        525,000       322,000
 Distribution of treasury
    stock due to exercise
    of stock options and
    payment of employee
    bonuses                                                  (544,000)                      2,893,000     2,349,000

Balances at 4/28/95              42,638,118   $426,000   $144,741,000   $252,961,000      $(4,256,000) $393,872,000


See Notes to Consolidated Financial Statements






Consolidated Statements
of Cash Flows
Bob Evans Farms, Inc. and Subsidiaries


Years Ended April 28, 1995,
April 29, 1994, and April 30, 1993                1995           1994           1993

Operating Activities:
 Net income                                   $53,510,000     $48,182,000     $43,062,000
 Adjustments to reconcile net income to net
    cash provided by operating activities:
 Depreciation and amortization                 26,674,000      23,937,000      21,632,000
 Deferred income taxes                         (1,187,000)     (2,061,000)     (3,471,000)
 Loss (gain) on sale of property and
    equipment                                    (115,000)        (85,000)        191,000
 Compensation expense attributable
    to stock plans                              1,080,000         822,000       1,382,000
 Cash provided by (used for) current
    assets and current liabilities:
       Accounts receivable                       (125,000)     (2,900,000)        436,000
       Inventories                             (1,457,000)       (985,000)        (73,000)
       Prepaid expenses                           578,000        (143,000)       (179,000)
       Accounts payable                         5,793,000       2,670,000      (2,436,000)
       Federal and state income taxes          (1,196,000)     (1,143,000)        505,000
       Accrued wages and related liabilities    3,093,000         345,000           4,000
       Other accrued expenses                   2,349,000         838,000       4,330,000
           Net cash provided by operating
              activities                       88,997,000      69,477,000      65,383,000

Investing Activities:
 Investment in Greenriver Charcoal, Inc.               -               -       (3,046,000)
 Purchase of property, plant and equipment    (94,766,000)    (72,910,000)    (52,115,000)
 Net proceeds from sale of short-term
    investments                                        -        1,947,000       7,217,000
 Purchase of long-term investments             (2,303,000)             -              -
 Proceeds from sale of property, plant
    and equipment                               1,983,000         909,000         513,000
 Other                                           (241,000)        161,000        (380,000)
           Net cash used in investing
              activities                      (95,327,000)    (69,893,000)    (47,811,000)

Financing Activities:
 Cash dividends paid                          (12,016,000)    (11,130,000)    (10,049,000)
 Purchase of treasury stock                             -        (116,000)       (535,000)
 Draws on line of credit                       16,100,000       9,500,000             -
 Proceeds from issuance of note payable         2,250,000               -             -
 Payments on long-term debt                             -               -       (1,600,000)
 Distribution of treasury stock
    due to the exercise of stock
    options and employee bonuses                2,349,000       2,019,000        1,414,000
          Net cash provided by (used in)
             financing activities               8,683,000         273,000      (10,770,000)
Increase (decrease) in cash and equivalents     2,353,000        (143,000)       6,802,000
Cash and equivalents at the beginning
    of the year                                 8,098,000       8,241,000        1,439,000
Cash and equivalents at the end
    of the year                              $ 10,451,000    $  8,098,000     $  8,241,000


See Notes to Consolidated Financial Statements




Notes to Consolidated
Financial Statements
Bob Evans Farms, Inc. and Subsidiaries  April 28, 1995

Note A -- Summary of Significant Accounting Policies
   Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.
   Fiscal Year: The company's fiscal year ends on the last Friday in April. References herein to 1995, 1994, and 1993 refer to fiscal years ended April 28, 1995; April 29, 1994; and April 30, 1993, respectively. Fiscal 1993 was comprised of 53 weeks as compared to 1995 and 1994, which were both 52-week periods.
   Cash and Equivalents: Cash and equivalents includes cash on hand and deposits at financial institutions with maturities of less than three months.
   Investments: The company records investments at cost, which approximates market.
   Inventories: The company values inventories at the lower of first-in, first-out cost or market. Inventory is composed of raw materials and supplies ($11,880,000 in 1995, $10,530,000 in 1994) and finished goods ($5,376,000 in 1995, $5,269,000 in 1994).
   Property, Plant and Equipment: The company calculates depreciation on the straight-line and declining-balance methods at rates adequate to amortize costs over the estimated useful lives of buildings (15 to 25 years), machinery and equipment (3 to 10 years), and other (5 to 25 years). The straight-line depreciation method was adopted for all property placed in service on or after April 30, 1994. Depreciation on property placed in service prior to April 30, 1994, continues to be calculated principally on accelerated methods. The company believes the new method will more accurately reflect its financial results by better matching costs of new property over the useful lives of the assets. In addition, the new method more closely conforms with that prevalent in the industry. The effect of the change on net income per share for the year ended April 28, 1995, was de minimis.
   Cost in Excess of Net Assets Acquired: The cost in excess of net assets acquired (goodwill) is being amortized over 25 years using the straight-line method. The company uses the cash flow method to assess the recoverability of goodwill. Accumulated amortization at April 28, 1995, and April 29, 1994, was $2,459,000 and $1,920,000, respectively.
   Pre-opening Expenses: Expenditures related to the opening of new restaurants, other than those for capital assets, are charged to expense when incurred.
   Cost of Sales: Cost of sales represents food cost in the restaurant segment and cost of materials in the food products segment.
   Net Income Per Share: The company calculates net income per share based upon the weighted average number of common shares outstanding during the year. Weighted average number of common shares outstanding for 1995, 1994 and 1993, were 42,179,000; 42,006,000; and 41,872,000 respectively. Outstanding stock options do not have a material dilutive effect.
   Reclassifications: Certain 1994 and 1993 amounts have been reclassified to conform with the 1995 classification.





Notes to Consolidated
Financial Statements
Bob Evans Farms, Inc. and Subsidiaries  April 28, 1995

Note B -- Income Taxes
   Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax liability and assets as of April 28, 1995, and April 29, 1994, are as follows:


                                     April 28, 1995    April 29, 1994
     Deferred tax liability:
       Accelerated depreciation       $6,409,000         $5,495,000
     Deferred tax assets:
       Self-insurance                  4,303,000          2,844,000
       Other taxes                       605,000          1,144,000
       Vacation pay                      913,000            680,000
       Stock compensation plans        1,281,000            815,000
       Accrued bonus                     244,000                -
       Inventory and other               389,000            151,000
       Total deferred tax assets       7,735,000          5,634,000
            Net deferred tax asset   $(1,326,000)        $ (139,000)

   Significant components of the provisions for income taxes are as follows:

                               1995            1994             1993
   Current:
        Federal            $29,563,000      $25,438,000      $24,386,000
        State                6,484,000        5,462,000        4,320,000
           Total Current    36,047,000       30,900,000       28,706,000
   Deferred:
        Federal             (2,247,000)      (2,378,000)      (3,524,000)
        State                 (441,000)        (190,000)         296,000
           Total Deferred   (2,688,000)      (2,568,000)      (3,228,000)
                           $33,359,000      $28,332,000      $25,478,000





Notes to Consolidated
Financial Statements
Bob Evans Farms, Inc. and Subsidiaries  April 28, 1995


   The company's provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

                                1995           1994            1993

Tax at statutory rate       $30,404,000     $26,780,000     $23,304,000
State income tax (net)        3,928,000       3,427,000       3,047,000
Other                          (973,000)     (1,875,000)       (873,000)

Provisions for income taxes $33,359,000     $28,332,000     $25,478,000


   Taxes paid during 1995; 1994 and 1993 were $36,647,000; $31,643,000 and $28,595,000, respectively.




Note C -- Credit Arrangements
   The company has arrangements with certain banks from which it may borrow up to $63,000,000 on a short-term basis. The arrangements are
reviewed annually for renewal.   At April 28, 1995, $25,600,000 was
outstanding under these arrangements. During 1995 and 1994, respectively, the maximum amounts outstanding under these arrangements were $25,600,000 and $9,500,000 and the average amounts outstanding were $10,857,000 and $1,506,000 with weighted average interest rates of 5.95% and 5.15%.
   Total interest expense of $569,000; $78,000, and $85,000 incurred in 1995; 1994 and 1993, respectively, was capitalized in connection with the company's restaurant construction activities.


Note D -- Stockholders' Equity
   The company has employee stock option plans adopted in 1985; 1987; 1991 and 1994; a non-employee directors stock option plan adopted in 1989; and a nonqualified stock option plan adopted in 1992, in conjunction with a supplemental executive retirement plan. The 1992 plan provides that the option price shall be not less than 50% of the fair market value of the stock at the date of grant; all other plans provide that the option price shall be the fair market value of the stock at the grant date. Options may be granted for a period of up to 10 years under the 1985; 1987; 1991 and 1994 plans, and until all available shares reserved have been issued or until the board determines that the plan shall terminate under the 1989 and 1992 plans. Except for the 1992 plan under which options become exercisable after a certain waiting period, options granted under the plans become exercisable at the rate of 20% per year beginning at the date of grant. The 1994 plan also provides for the granting of performance share awards in the form of common shares if certain performance objectives are met. As of April 28, 1995, options for 1,447,010 shares were outstanding, and options for 626,274 shares were exercisable at prices ranging from $8.63 to $21.25 per share.
   During 1995; 1994 and 1993, options of 226,749; 151,726 and 101,528 shares, respectively, were exercised at prices ranging from $8.63 to $20.19 per share. At April 28, 1995, 3,137,687 shares were reserved for issuance under the plans.


Notes to Consolidated
Financial Statements
Bob Evans Farms, Inc. and Subsidiaries  April 28, 1995

   The company's supplemental executive retirement plan (SERP) provides retirement benefits to certain key management employees of the company and its subsidiaries. The purpose of the 1992 nonqualified stock option plan discussed earlier is to fund benefit obligations of the company that arise under the SERP. To the extent that benefits under the SERP are satisfied by grants of stock options under the nonqualified plan, the plan will operate as an incentive plan that produces both risk and reward to participants based on future growth in the market value of the company's common stock. Since the company intends to fund its obligations under the SERP on a current basis by granting stock options under the nonqualified plan, the company anticipates that no long-term unfunded pension obligations will arise under the SERP. Compensation expense attributable to stock options granted in 1995 and 1994 pursuant to the 1992 plan was $706,000 and $500,000, respectively.

   The company's long term incentive plan (LTIP) for managers, an unfunded plan, provides for the award of up to an aggregate of 500,000 shares of the company's common stock to mid-level managers as incentive compensation to attain growth in the net income of the company as well as to help attract and retain management personnel. Shares awarded are restricted until certain vesting requirements are met, at which time all restricted shares are converted to unrestricted shares. LTIP participants are entitled to cash dividends and to vote their respective shares. Restrictions generally limit the sale, pledge or transfer of the shares during a restricted period, not to exceed 12 years. In 1995, 40,286 shares were awarded as part of the LTIP. Compensation expense attributable to the LTIP was $374,000 and $322,000 in 1995 and 1994, respectively.


Note E -- Profit Sharing Plan
   The company has a profit sharing plan which covers substantially all employees with at least one year of service. The annual contribution to the plan is at the discretion of the company's board of directors. The company's expenses related to contributions to the plan in 1995; 1994 and 1993 were $3,412,000; $3,104,000 and $2,484,000, respectively.


Note F -- Commitments and Contingencies
   At April 28, 1995, the company had contractual commitments approximating $15,946,000 for restaurant construction, plant equipment additions and the purchases of land and inventory.
 The company is from time to time involved in a number of claims and litigation considered normal in the course of business. Various lawsuits and assessments, among them employment discrimination, product liability, workers' compensation claims and tax assessments, are in litigation or pending litigation. While it is not feasible to predict the outcome of these actions, in the opinion of the company, these actions should not ultimately have a material adverse effect on the financial position or results of operations of the company.




Notes to Consolidated
Financial Statements
Bob Evans Farms, Inc. and Subsidiaries  April 28, 1995


Note G -- Quarterly Financial Data (Unaudited)


                                                                    Net
                                        Gross          Net         Income
                          Sales         Profit        Income     Per Share

Fiscal Year 1995
First Quarter          $197,939,000  $135,060,000   $13,183,000    $.31
Second Quarter         194,403,000    137,036,000    14,163,000     .34
Third Quarter          185,587,000    133,262,000    13,904,000     .33
Fourth Quarter         189,039,000    132,354,000    12,260,000     .29

Fiscal Year 1994
First Quarter         $178,431,000   $121,246,000   $11,815,000    $.28
Second Quarter         177,038,000    121,386,000    12,409,000     .30
Third Quarter          166,625,000    115,253,000    12,204,000     .29
Fourth Quarter         176,944,000    119,595,000    11,754,000     .28

Fiscal Year 1993
First Quarter         $159,410,000   $109,977,000   $10,411,000    $.25
Second Quarter         163,694,000    112,856,000    11,006,000     .26
Third Quarter          169,543,000    115,366,000    11,443,000     .27
Fourth Quarter         160,529,000    107,871,000    10,202,000     .25

Note: gross profit represents net sales less cost of sales (materials)





Notes to Consolidated
Financial Statements
Bob Evans Farms, Inc. and Subsidiaries  April 28, 1995


Note H -- Industry Segments
   The company's operations include restaurant operations and the processing and sale of food and related products. The revenue from these segments includes both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the financial statements.
   Operating profit represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in the company's operations in each segment. General corporate assets consist of investments and deferred income taxes.
   Information on the company's industry segments is summarized as follows:

                                      1995            1994          1993

Sales
Restaurant operations              $550,209,000   $495,129,000   $457,396,000
Food products                       248,036,000    234,811,000    226,576,000
                                    798,245,000    729,940,000    683,972,000
Intersegment sales of food
    products                        (31,277,000)   (30,902,000)   (30,796,000)
      Total                        $766,968,000   $699,038,000   $653,176,000

Operating Profit
Restaurant operations              $ 60,135,000   $ 56,910,000   $ 51,248,000
Food products                        26,726,000     19,580,000     17,219,000
   Total                           $ 86,861,000   $ 76,490,000   $ 68,467,000

Depreciation and Amortization Expense
Restaurant operations              $ 18,732,000   $ 16,216,000   $ 14,398,000
Food products                         7,942,000      7,721,000      7,234,000
   Total                           $ 26,674,000   $ 23,937,000   $ 21,632,000

Capital Expenditures
Restaurant operations              $ 81,772,000   $ 62,576,000   $ 43,227,000
Food products                        12,994,000     10,334,000      8,888,000
   Total                           $ 94,766,000   $ 72,910,000   $ 52,115,000

Identifiable Assets
Restaurant operations              $383,569,000   $317,739,000   $272,681,000
Food products                        94,494,000     90,502,000     83,687,000
                                    478,063,000    408,241,000    356,368,000
General corporate assets             10,038,000      5,634,000      6,707,000
   Total                           $488,101,000   $413,875,000   $363,075,000




Auditor's Report
Bob Evans Farms, Inc. and Subsidiaries

Report of Ernst & Young LLP, Independent Auditors
Board of Directors
Bob Evans Farms, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 28, 1995, and April 29, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 28, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. and subsidiaries at April 28, 1995, and April 29, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 28, 1995, in conformity with generally accepted accounting principles.

As discussed in note A to the financial statements, in fiscal 1995 the company changed its method for accounting for depreciation.




Columbus, Ohio
May 24, 1995


Management's Discussion and Analysis
of Selected Financial Information
Bob Evans Farms, Inc. and Subsidiaries



Sales
     Total sales for Bob Evans Farms, Inc. and subsidiaries increased 10% in 1995 over 1994. This compares with a 7% increase in 1994 over 1993. Fiscal years 1995 and 1994 were comprised of 52 weeks whereas in 1993 there were 53 weeks.

     Restaurant segment sales accounted for 72% of total sales in 1995 compared with 71% of total sales in 1994. Sales increased 11% in 1995 over 1994 as compared to 8% in 1994 over 1993. Most of these increases were due to more restaurants in operation. The company opened 44 restaurants during 1995 that included: 12 traditional Bob Evans Restaurants, 25 Bob Evans "small-town" Restaurants and seven Cantina del Rios. This compares with 23 restaurants opened during 1994 consisting of 11 traditional Bob Evans Restaurants, eight Bob Evans "small-town" Restaurants and four Cantina del Rios. The total number of restaurants in operation at the end of the year was 354, compared to 315 a year ago. Also affecting sales were increases in same-store sales of traditional Bob Evans Restaurants (restaurants opened for 12 full months in 1995 and 1994) of 3.4% in 1995 and 3.0% in 1994.

     A variety of new menu items were added in 1995 to help keep the company's menu fresh and give customers an opportunity to try something new. A number of programs were initiated from time to time such as "weekday breakfast breaks" and "daily dinner specials." No one single menu item or program had a material impact on sales although the company believes without the combination of these additional menu items and programs, same-store sales increases would have been less than reported. For 1995 the traditional Bob Evans Restaurant menu price increased 3.1% compared with 2.7% in 1994.

     Food product sales accounted for 28% of total sales in 1995 and 29% of sales in 1994. Sales increased 6% in 1995 and 4% in 1994. The increase this year was due to increased pounds of sausage products sold (approximately a 5% increase in 1995 and 2% in 1994) and increased sales from Mrs. Giles Country Kitchens and Hickory Specialties with combined sales of $52.3 million in 1995 or 24% of food products segment sales compared with $46.7 million or 23% of food products segment sales in 1994. This increase was mainly due to increased sales of charcoal products at Hickory Specialties. The food products segment sales increase in 1994 was mainly due to higher wholesale prices of sausage products over a year ago and improved sales of Hickory Specialties' charcoal and liquid-smoke flavorings. The benchmark retail price for a one-pound roll of sausage was $2.79 in 1995 and $2.84 in 1994.

     New product introductions during 1995 included Bob Evans Homestyle Chicken & Noodles and a maple-flavored sausage product, Maple Links. New product introductions during 1994 included Bob Evans Homestyle Sausage Gravy & Biscuits and Country Lite Sausage products. New product introductions added additional volume but were not significant compared with the total pounds sold in 1995 or 1994.

Cost of Sales
     As a percentage of sales, the consolidated cost of sales (cost of materials) was 29.9%, 31.7% and 31.7% in 1995, 1994 and 1993,
respectively. The restaurant segment cost of sales percentage was 27.0% in 1995 compared with 27.5% in 1994 and 1993. The decrease in 1995 was mainly due to various changes in product mix. The food products segment cost of sales percentage decreased in 1995 to 37.1% compared to 41.9% in 1994 and 41.3% in 1993. This decrease in 1995 was due to lower live hog costs which averaged $31.00 per hundredweight in 1995 compared with $39.25 per hundredweight in 1994 and $37.33 per hundredweight in 1993.

Operating Expenses
     Consolidated operating expenses were 42.6%, 41.9% and 41.8% in 1995, 1994 and 1993, respectively. The largest component of operating expenses was labor and fringe benefit expense, which amounted to $225.3 million in 1995 compared to $201.6 in 1994. Of this increase, $22.2 million occurred in the restaurant segment due to more restaurants in operation. As a percent of sales, other operating expenses were 13.3%, 13.1% and 12.9% of sales in 1995, 1994 and 1993, respectively.

Selling, General and Administrative Expenses
     As a percentage of sales, consolidated selling, general and administrative expenses were 12.8%, 12.2% and 12.8% of sales in 1995, 1994 and 1993, respectively. The increase this year was mainly the result of management training expenses needed to support increased restaurant openings. The increased training expense in 1995 compared to 1994 was approximately $2.8 million. Decreased advertising expenditures resulted in most of the decrease from 1993 to 1994.

Taxes
     The effective federal and state income tax rates were 38.4%, 37.0% and 37.2% in 1995, 1994 and 1993, respectively. The increase in 1995 was mostly attributable to increased state taxes. In fiscal year 1996, the effective tax rate is expected to be approximately 38.5%.

Net Income
     Net income increased 11% in 1995 over 1994 and 12% in 1994 over 1993. The increase in 1995 was mainly attributable to strong margins on sausage products due to lower live hog costs than in 1994. The increase in the restaurant segment in 1995 was due to more restaurants in operation. Additionally, the increase in the effective tax rate affected both segments, and on a consolidated basis decreased current year net income by more than $1.2 million. The increase in net income in 1994 was due mainly to more restaurants in operation and improved margins in sausage, charcoal and liquid smoke flavorings.

Liquidity and Capital Resources
     Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Cash and equivalents totaled $10.5 million at April 28, 1995, and $8.1 million at April 29, 1994. Dividends paid represented 22% of net income in 1995 and 23% of net income in 1994.

     Bank lines of credit were used for liquidity needs and capital expansion during fiscal year 1995. At April 28, 1995, $25.6 million was outstanding under such arrangements. The bank lines of credit available were increased to $63 million during 1995 (compared to $53 million at the end of fiscal 1994) to meet liquidity and capital resource requirements anticipated because of increased restaurant expansion. The company believes that the funds needed for capital expenditures and working capital during 1996 will be generated internally and from available bank lines of credit. Longer-term financing alternatives will be evaluated by the company, especially in the event of acquisitions.

     At April 28, 1995, the company had contractual commitments from restaurant construction, plant equipment additions and land purchases of approximately $15.9 million. Anticipated capital expenditures for 1996 are expected to approximate $90 million and depreciation and amortization expenses are expected to approximate $29 million. The company plans to build approximately 35 to 40 restaurants in fiscal year 1996, as well as upgrade various properties, plants and equipment in both segments.




Management's Outlook
Bob Evans Farms, Inc. and Subsidiaries

      Management is unaware of any material events or uncertainties that would cause the reported financial information not to be indicative of future operating results.

     Uncertainties for the new fiscal year include the cyclical nature of the live hog market and its effect on the profitability in the food products segment. It is anticipated that live hog costs for 1996 will be in a range at or above 1995 fiscal year costs. Other uncertainties in the food products segment are consumer acceptance of new products, and the successful sale of products in any new markets opened. In the restaurant segment, new restaurant expansion will depend on availability of sites and weather conditions. Other uncertainties in the restaurant segment are customer acceptance of new menu items, new market expansion, unproven new restaurant concepts, possible restaurant closings because of poor performance, ability to maintain real growth in core stores and food safety issues. External factors such as governmental initiatives, environmental compliance issues and the economy impose various degrees of uncertainty on the company's businesses.

      Well-planned growth is an important part of the company's plans in 1996. Restaurant segment plans call for the opening of approximately 35 to 40 restaurants, which equates to a growth rate of approximately 11%. Increased attention to operations is important in order to increase customer satisfaction. New menu items and value promotions such as the daily dinner specials and the weekday breakfast breaks programs will continue in 1996 in an effort to increase customer counts. Seasonal promotions and new menu items keep the menu fresh and have been well accepted by customers.

     Food products segment growth in 1996 is expected to come from new product additions such as retail entree products (fresh and frozen) and limited market expansion. The company plans to continue various promotions designed to increase customer trial of existing products as well as new product introductions.

      Hickory Specialties successfully introduced two new products last fiscal year: Wildfire Gourmet Hickory Charcoal and Woodstone Gas Grill Briquettes. As a result of increased charcoal sales, a new charcoal manufacturing facility is currently under construction at Summer Shade, Ky. This facility is expected to be operational by October 1995.

      Expansion by acquisition in both the restaurant and food products segments is a possibility. The timing, as well as the number of acquisitions, is not known and will depend on market conditions as well as satisfying various company criteria.


            **************************************


                     BOB EVANS FARMS, INC.
                   ANNUAL REPORT ON FORM 10-K
              FOR FISCAL YEAR ENDED APRIL 28, 1995

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

3(c)      Certificate of Adoption of         Incorporated herein
          Amendment to Certificate of        by reference to
          Incorporation of the               Exhibit 3(c) to the
          Registrant dated August 9,         Registrant's Annual
          1993                               Report on Form 10-K
                                             for its fiscal year
                                             ended April 29, 1994
                                             (File No. 0-1667)

3(d)      Restated Certificate of            Incorporated herein
          Incorporation of Registrant        by reference to
                                             Exhibit 3(d) to the
                                             Registrant's Annual
                                             Report on Form 10-K
                                             for its fiscal year
                                             ended April 29, 1994
                                             (File No. 0-1667)

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

10(a)     Restated Bob Evans Farms, Inc.     Page 58
          and Affiliates 401K Retirement
          Plan (effective January 1,
          1994, except as otherwise
          provided)

10(b)     Bob Evans Farms, Inc. and          Page 111
          Affiliates 401K Retirement
          Plan Summary Plan Description
          (effective January 1, 1995)

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

10(d)     Bob Evans Farms, Inc. 1985         Incorporated herein
          Incentive Stock Option Plan        by reference to
                                             Exhibit 4(c) to the
                                             Registrant's Regis
                                             tration Statement on
                                             Form S-8, filed
                                             September 12, 1985
                                             (Registration No.
                                             33-242)

10(e)     Bob Evans Farms, Inc. 1987         Incorporated herein
          Incentive Stock Option Plan        by reference to
                                             Exhibit 4(a) to the
                                             Registrant's Regis
                                             tration Statement on
                                             Form S-8, filed
                                             October 19, 1987
                                             (Registration No. 33-
                                             17978)

10(f)     Agreement, dated February 24,      Incorporated herein
          1989, between Daniel E. Evans      by reference to
          and Bob Evans Farms, Inc.; and     Exhibit 10(g) to the
          Schedule A to Exhibit 10(h)        Registrant's Annual
          identifying other substan          Report on Form 10-K
          tially identical Agreements        for its fiscal year
          between Bob Evans Farms, Inc.      ended April 28, 1989
          and certain of the executive       (File No. 0-1667);
          officers of Bob Evans Farms,       Page 92
          Inc.


10(g)     Bob Evans Farms, Inc. 1989         Incorporated herein
          Stock Option Plan for Non-         by reference to
          employee Directors                 Exhibit 4(d) to the
                                             Registrant's Regis
                                             tration Statement on
                                             Form S-8, filed
                                             August 23, 1989
                                             (Registration No. 33-
                                             30665)

10(h)     Bob Evans Farms, Inc. 1991         Incorporated herein
          Incentive Stock Option Plan        by reference to
                                             Exhibit 4(d) to the
                                             Registrant's Regis
                                             tration Statement on
                                             Form S-8, filed
                                             September 13, 1991
                                             (Registration
                                             No. 33-42778)

10(i)     Bob Evans Farms, Inc.              Incorporated herein
          Supplemental Executive             by reference to
          Retirement Plan                    Exhibit 10(i) to the
                                             Registrant's Annual
                                             Report on Form 10-K
                                             for its fiscal year
                                             ended April 24, 1992
                                             (File No. 0-1667)

10(j)     Bob Evans Farms, Inc.              Incorporated herein
          Nonqualified Stock Option Plan     by reference to
                                             Exhibit 10(j) to the
                                             Registrant's Annual
                                             Report on Form 10-K
                                             for its fiscal year
                                             ended April 24, 1992
                                             (File No. 0-1667)

10(k)     Bob Evans Farms, Inc. Long         Incorporated herein
          Term Incentive Plan for            by reference to
          Managers                           Exhibit 10(k) to the
                                             Registrant's Annual
                                             Report on Form 10-K
                                             for its fiscal year
                                             ended April 30, 1993
                                             (File No. 0-1667)

10(l)     Bob Evans Farms, Inc. 1994         Incorporated herein
          Long Term Incentive Plan           by reference to
                                             Exhibit 10(n) to the
                                             Registrant's Annual
                                             Report on Form 10-K
                                             for its fiscal year
                                             ended April 29, 1994
                                             (File No. 0-1667)

11        Computation of Earnings Per        Page 136
          Share

13        Registrant's Annual Report to      Page 26
          Stockholders for the fiscal
          year ended April 28, 1995 (Not
          deemed filed except for
          portions thereof which are
          specifically incorporated by
          reference into this Annual
          Report on Form 10-K)

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

23        Consent of Ernst & Young,          Page 137
          certified public accountants

27        Financial Data Schedule            Page 138