Form 10-Q
period 1995-10-27
EVANS BOB FARMS INC
filed 1995-12-11
CIK 33769

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 1995

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________

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

                              Yes __X__       No

     As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares.

                               BOB EVANS FARMS, INC.
                           PART I - FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       ASSETS
                                                         (Dollars in Thousands)
                                                October 27, 1995  April 28, 1995
                                                       Unaudited         Audited

Current Assets
      Cash and equivalents ...............................   $  7,862   $ 10,451
      Accounts receivable ................................     14,834     15,570
      Inventory ..........................................     19,002     17,256
      Deferred income taxes ..............................      6,162      6,162
      Prepaid expenses ...................................      3,819      2,936
                                                             --------   --------
            Total Current Assets .........................     51,679     52,375

Property, Plant, and Equipment, at Cost ..................    640,589    594,390
      Less accumulated depreciation ......................    189,754    177,542
                                                             --------   --------
            Net Property, Plant and Equipment ............    450,835    416,848

Other Assets
      Deposits and other .................................      1,951      2,243
      Long-term investments ..............................      3,842      2,303
      Deferred income taxes ..............................      1,573      1,573
      Cost in excess of net assets acquired ..............     10,746     11,016
      Other intangible assets ............................      1,586      1,743
                                                             --------   --------
            Total Other Assets ...........................     19,698     18,878
                                                             --------   --------
                                                             $522,212   $488,101
                                                             ========   ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Line of credit .....................................   $ 38,925   $ 25,600
      Accounts payable ...................................     11,695      7,325
      Dividends payable ..................................      3,385      3,068
      Federal and state income taxes .....................      3,831      4,633
      Accrued wages and related liabilities ..............     11,647     13,691
      Other accrued expenses .............................     29,853     31,253
                                                             --------   --------
            Total Current Liabilities ....................     99,336     85,570

Long-Term Liabilities
      Deferred income taxes ..............................      6,409      6,409
      Notes payable (net of discount of
         $522,000 at
        October 27, 1995 and $600,000 at April ...........      2,328      2,250
           28, 1995)
                                                             --------   --------
                                                                8,737      8,659

Stockholders' Equity
      Common stock, $.01 par value
         Authorized:  100,000,000 shares;
         issued 42,638,118 shares
         at October 27, 1995, and April 28, 1995 .........        426        426
      Capital in excess of par value .....................    145,100    144,741
      Retained earnings ..................................    273,594    252,961
                                                             --------   --------
                                                              419,120    398,128
      Less treasury stock: 327,406 shares
         at October 27, 1995 and 309,620 shares
         at April 28, 1995, at cost ......................      4,981      4,256
                                                             --------   --------
            Total Stockholders' Equity ...................    414,139    393,872
                                                             --------   --------
                                                             $522,212   $488,101
                                                             ========   ========

The accompanying notes are an integral part of the financial statements.

================================================================================
                             BOB EVANS FARMS, INC.
================================================================================
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                                                            (Dollars in Thousands Except Net Income
                                                             Per Share and Cash Dividend Amounts)

                                                     Three Months Ended              Six Months Ended

                                               Oct. 27, 1995    Oct. 28, 1994   Oct. 27, 1995  Oct. 28, 1994
                                               -------------    -------------   -------------  -------------

Net sales ..................................   $    207,700    $    194,403    $   413,562   $   392,342

Cost of sales ..............................         63,348          57,367        124,501       120,246
Operating wage and fringe benefit expenses .         62,437          56,222        123,868       113,893
Other operating expenses ...................         28,314          25,539         56,658        50,759
Selling, general and administrative expenses         25,724          25,961         51,004        50,820
Depreciation expense .......................          6,762           6,351         13,204        12,305
                                               ------------    ------------    -----------   -----------
      OPERATING PROFIT .....................         21,115          22,963         44,327        44,319

Net interest ...............................            (42)             (2)             4            43
                                               ------------    ------------    -----------   -----------

      INCOME BEFORE INCOME TAXES ...........         21,073          22,961         44,331        44,362

Provisions for income taxes
    Federal ................................          6,627           7,174         13,889        13,866
    State ..................................          1,436           1,624          3,035         3,150
                                                -----------     -----------    -----------   -----------
                                                      8,063           8,798         16,924        17,016
                                               ------------    ------------    -----------   -----------

      NET INCOME ...........................   $     13,010    $     14,163    $    27,407   $    27,346
                                               ============    ============    ===========   ===========


Weighted average number of common
      shares outstanding ...................     42,341,053      42,147,324     42,341,053    42,147,324
                                               ============    ============    ===========   ===========


Net income per common share based upon
      the weighted average number of
      common shares ........................   $        .31    $        .34    $       .65   $       .65
                                               ============    ============    ===========   ===========

Cash dividend per common share .............   $      .0800    $      .0725    $     .1600   $     .1450
                                               ============    ============    ===========   ===========

The accompanying notes are an integral part of the financial statements.

                             BOB EVANS FARMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                                      (Dollars in Thousands)
                                                         Six Months Ended

                                              October 27, 1995  October 28, 1994

Operating activities:
Net income .........................................     $ 27,407      $ 27,346

Adjustments to reconcile net income
   to net cash provided by operating
   activities:
Depreciation and amortization ......................       13,630        12,730
Loss (gain) on sale of property and
   equipment .......................................           94           (62)
Compensation expense attributable to
   stock plans .....................................          390           497
Cash provided by (used for) current assets
   and current liabilities:
      Accounts receivable ..........................          736         1,361
      Inventories ..................................       (1,746)          827
      Prepaid expenses .............................         (883)          467
      Accounts payable .............................        4,370        (5,767)
      Federal and state income taxes ...............         (802)       (1,709)
      Accrued wages and related liabilities ........       (2,060)         (805)
      Other accrued expenses .......................       (1,400)        7,147
                                                         --------      --------
         Net cash provided by operating activities..       39,736        42,032

Investing activities:
Purchase of property, plant and equipment ..........      (47,509)      (40,543)
Purchase of investments ............................       (1,539)       (2,100)
Proceeds from sale of property, plant and ..........          225           173
   equipment
Other ..............................................          292          (121)
                                                         --------      --------
         Net cash used in investing activities......      (48,531)      (42,591)

Financing activities:
Cash dividends paid ................................       (6,457)       (5,898)
Draws (payments) on line of credit .................       13,325        (1,000)
Purchase of treasury stock .........................       (1,438)
Interest accrued on long-term notes ................           78
Distribution of treasury stock
   due to the exercise of stock
   options and employee bonuses ....................          698           941
                                                         --------      --------
         Net cash provided by (used in) ............        6,206        (5,957)
            financing activities                         --------      --------

Increase (decrease) in cash and equivalents ........       (2,589)       (6,516)

Cash and equivalents at the beginning of the .......       10,451         6,699
   period                                                --------      --------

Cash and equivalents at the end of the period ......     $  7,862      $    183
                                                         ========      ========

The accompanying notes are an integral part of the financial statements.

================================================================================
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                   UNAUDITED


1.    Unaudited Financial Statements
      The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the Company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. No significant changes have occurred in the disclosures made in Form 10-K for the fiscal year ended April 28, 1995 (refer to Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).


2.    Reclassifications
      Certain fiscal 1995 amounts have been reclassified to conform with the fiscal 1996 classification.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES

     Consolidated net sales for Bob Evans Farms, Inc. increased $13.3 million, or 6.8% in the second quarter ended October 27, 1995 as compared to the corresponding quarter a year ago. Of this increase, $13.2 million occurred in the restaurant segment. Year-to-date sales increased $21.2 million, or 5.4%, which was comprised of a $22.7 million increase in the restaurant segment and a $1.5 million decrease in the food products segment.

     In the restaurant segment, the sales increases ($13.2 million, or 9.3% for the quarter; $22.7 million, or 7.9% year-to-date) are the result of more restaurants in operation: 374 restaurants at October 27, 1995 compared to 325 a year ago. During the second quarter, the company opened a total of 13 new restaurants - 12 "small-town" restaurants and one Cantina del Rio. The company opened a total of 20 new restaurants through the first two quarters of this year. The increase in sales brought about by this expansion was partially offset by a decrease in same-store sales for core restaurants of 1.2% in the second quarter and 1.4% year-to-date. (Core restaurants are restaurants that have been open two full years.) The average menu price increase amounted to 2.9% for the quarter and 3.4% year-to-date.

     In the food products segment, sales were flat for the quarter and down $1.5 million (1.4%) year-to-date. In the second quarter, there was a 6.0% increase in comparable pounds of sausage products sold which was partially offset by lower prices ( the retail price of the benchmark one-pound roll sausage was $2.69 versus $2.89 a year ago). Additionally, net sales of salad and charcoal products were $0.7 million less, in total, in the second quarter as compared to the corresponding quarter a year ago. Year-to-date, sausage products sales were up $0.6 million, whereas sales of salad and charcoal products were down $2.1 million.

COST OF SALES

     Consolidated cost of sales (cost of materials only) was 30.5% of sales in the second quarter compared to 29.5% of sales in the second quarter a year ago. Year-to-date, consolidated cost of sales represented 30.1% of sales versus 30.6% last fiscal year.

     In the restaurant segment, food cost (cost of sales) was 26.6% of sales in both the second quarter and year-to-date, versus 27.0% and 27.5% in the corresponding periods a year ago. The improvement was due mostly to changes in product mix as well as the effect of menu price increases.

     In the food products segment, cost of sales was 42.1% of sales for the quarter and 40.5% year-to-date compared to 36.4% and 39.1% for the corresponding periods a year ago. The increase in the second quarter of this year compared to last year was due to changes in hog costs, which averaged $39.60 per hundredweight versus $30.44 per hundredweight in the second quarters of fiscal 1996 and 1995, respectively.


OPERATING WAGE AND FRINGE BENEFIT EXPENSES

     Consolidated operating wage and fringe benefit expenses increased from 28.9% to 30.1% of sales in the second quarter and from 29.0% to 30.0% of sales year-to-date in comparison to the corresponding periods last year.

     In the restaurant segment, wages and fringes represented 35.8% of sales for the quarter and 35.7% of sales year-to-date versus 35.0% and 35.2% for the corresponding periods a year ago. The increases are due to higher hourly labor costs over a year ago.

     In the food products segment, wages and fringes represented 13.0% of sales for the quarter and 12.9% of sales year-to-date versus 12.4% for both of the corresponding periods a year ago.

OTHER OPERATING EXPENSES

     Approximately 90% of other operating expenses are in the restaurant segment; the most significant components of which are advertising, utilities, repair and maintenance, restaurant supplies, and taxes (other than income taxes). Consolidated other operating expenses represented 13.6% of sales for the quarter and 13.7% of sales year-to-date in comparison to 13.1% and 12.9% for the corresponding periods last year. These increases are due to an increase in restaurant advertising expenses of $1.6 million for the quarter and $3.3 million year-to-date.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses represented 12.4% of sales for the quarter and 12.3% of sales year-to-date in comparison to 13.4% and 13.0%, respectively, in the corresponding periods a year ago. The most significant components of selling, general and administrative expenses are wages and fringe benefits and food products segment promotional expenses. The decreases in these expenses occurred mostly in food products selling expenses, which had reduced advertising and promotional programs, particularly in the second quarter of fiscal 1996 compared to fiscal 1995. Other costs were comparable to a year ago.

NET INCOME

     Consolidated net income decreased $1.2 million, or 8.1%, in the second quarter in comparison to the corresponding period a year ago. The entire decrease occurred in the food products segment, which experienced decreased margins as a result of higher hog costs and Hickory Specialties' lower sales volume. The food products segment pre-tax profit margin for the quarter was 6.5% this year versus 10.3% last year.

     In the restaurant segment, the pre-tax profit margin for the quarter fell from 12.4% to 11.4%, and the net income remained virtually unchanged. The decrease in pre-tax margin was attributable mainly to the decrease in same-store sales as well as higher hourly labor costs and advertising expense.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from both the restaurant and food products segments has been used as the main source of working capital and capital expenditures. Bank lines of credit were also used for liquidity needs and capital expansion at various times. The total of bank lines of credit available is $73.5 million, of which $38.9 million was outstanding at October 27, 1995.

     The company believes that funds needed for capital expenditures and working capital during the remainder of fiscal 1996 will be generated both internally and from available bank lines of credit. Longer-term financing alternatives will be evaluated by the company, especially in the event of acquisitions.

                          PART II - OTHER INFORMATION


      ITEM 4.  Submission of Matters to a Vote of Security Holders


     (a) The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on August 14, 1995. At the close of business on the record date 42,373,041 common shares were outstanding and entitled to vote. At the Annual Meeting 32,146,978 or 75.9% of the outstanding common shares entitled to vote were represented in person or by proxy.


     (b)  Directors elected at the Annual Meeting:

                       Daniel E. Evans
                       J. Tim Evans
                       Robert S. Wood


          Directors whose term of office continued after the Annual Meeting:

                       Larry C. Corbin              Daniel A. Fronk
                       Stewart K. Owens             Cheryl L. Krueger
                       Robert E.H. Rabold           G. Robert Lucas II


     (c)  Matters voted upon at the Annual Meeting:

                                                    FOR       AGAINST    ABSTAIN

          1) Election of Daniel E. Evans        31,753,196    393,782       0
          2) Election of J. Tim Evans           31,748,869    398,109       0
          3) Election of Robert S. Wood         31,751,627    395,351       0


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

                             Bob Evans Farms, Inc.
                                  Registrant




                             ____________________
                                Daniel E. Evans
                             Chairman of the Board
                           (Chief Executive Officer)




                             ____________________
                              Donald J. Radkoski
                      Group Vice President and Treasurer
                           (Chief Financial Officer)



                               December 11, 1995
                                     Date