Form 10-Q
period 1996-01-26
EVANS BOB FARMS INC
filed 1996-03-08
CIK 33769

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              January 26, 1996
                               --------------------------------------------

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________

                         Commission file number 0-1667

                             Bob Evans Farms, Inc.
            (Exact name of registrant as specified in its charter)

                 Delaware                                31-4421866
----------------------------------------------      ---------------------
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

                                                             (Dollars in Thousands)
                                                      January 26, 1996   April 28, 1995
                                                         Unaudited          Audited

Current Assets
      Cash and equivalents ...........................     $  5,935     $ 10,451
      Accounts receivable ............................       14,170       15,570
      Inventory ......................................       19,600       17,256
      Deferred income taxes ..........................        6,162        6,162
      Prepaid expenses ...............................        4,136        2,936
                                                           --------     --------
            Total Current Assets .....................       50,003       52,375

Property, Plant, and Equipment, at Cost ..............      702,365      594,390
      Less accumulated depreciation ..................      241,381      177,542
                                                           --------     --------
            Net Property, Plant and Equipment ........      460,984      416,848

Other Assets
      Deposits and other .............................        2,677        2,243
      Long-term investments ..........................        4,444        2,303
      Deferred income taxes ..........................        1,573        1,573
      Cost in excess of net assets acquired ..........       10,612       11,016
      Other intangible assets ........................        1,507        1,743
                                                           --------     --------
            Total Other Assets .......................       20,813       18,878
                                                           --------     --------
                                                           $531,800     $488,101
                                                           ========     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Line of credit .................................     $ 52,305     $ 25,600
      Accounts payable ...............................        7,019        7,325
      Dividends payable ..............................        3,386        3,068
      Federal and state income taxes .................        2,558        4,633
      Accrued wages and related liabilities ..........       13,070       13,691
      Other accrued expenses .........................       26,995       31,253
                                                           --------     --------
            Total Current Liabilities ................      105,333       85,570

Long-Term Liabilities
      Deferred income taxes ..........................        6,409        6,409
      Notes payable (net of discount of
         $481,000 at January 26, 1996 and
         $600,000 at April 28, 1995)..................        2,369        2,250
                                                           --------     --------
                                                              8,778        8,659

Stockholders' Equity
      Common stock, $.01 par value
         Authorized:  100,000,000 shares;
         issued 42,638,118 shares
         at January 26, 1996, and April 28, 1995 .....          426          426
      Capital in excess of par value .................      145,114      144,741
      Retained earnings ..............................      277,783      252,961
                                                           --------     --------
                                                            423,323      398,128
      Less treasury stock: 367,052 shares
         at January 26, 1996 and 309,620 shares
         at April 28, 1995, at cost ..................        5,634        4,256
                                                           --------     --------
            Total Stockholders' Equity ...............      417,689      393,872
                                                           --------     --------
                                                           $531,800     $488,101
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

                                                               (Dollars in Thousands Except Net Income
                                                                Per Share and Cash Dividend Amounts)

                                                      Three Months Ended             Nine Months Ended

                                                Jan. 26, 1996   Jan. 27, 1995  Jan. 26, 1996   Jan. 27, 1995
                                                -------------   -------------  -------------   -------------
Net sales ..................................   $    194,740    $   185,587   $    608,302    $   577,929

Cost of sales ..............................         60,162         52,325        184,663        172,571
Operating wage and fringe benefit expenses .         60,898         54,974        184,766        168,868
Other operating expenses ...................         28,103         24,767         84,761         75,525
Selling, general and administrative expenses         26,210         24,349         77,214         75,169
Depreciation expense .......................          6,978          6,575         20,182         18,880
                                               ------------    -----------   ------------    -----------
      Operating Profit .....................         12,389         22,597         56,716         66,916

Net interest ...............................            (23)            66            (19)           109
                                               ------------    -----------   ------------    -----------

      Income Before Income Taxes ...........         12,366         22,663         56,697         67,025

Provisions for income taxes
    Federal ................................          3,941          7,255         17,830         21,121
    State ..................................            848          1,504          3,883          4,654
                                               ------------    -----------   ------------    -----------

                                                      4,789          8,759         21,713         25,775
                                               ------------    -----------   ------------    -----------

      Net Income ...........................   $      7,577    $    13,904   $     34,984    $    41,250
                                               ============    ===========   ============    ===========


Weighted average number of common
      shares outstanding ...................     42,324,758     42,159,394     42,324,758     42,159,394
                                               ============    ===========   ============    ===========


Net income per common share based upon
      the weighted average number of
      common shares ........................   $        .18    $       .33   $        .83    $       .98
                                               ============    ===========   ============    ===========

Cash dividend per common share .............   $      .0800    $     .0725   $      .2400    $     .2175
                                               ============    ===========   ============    ===========

The accompanying notes are an integral part of the financial statements.

                             BOB EVANS FARMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                         (Dollars in Thousands)
                                                            Nine months Ended

                                                  January 26, 1996   January 27, 1995

Operating activities:
Net income .........................................     $ 34,984      $ 41,250

Adjustments to reconcile net
   income to net cash provided
   by operating activities:
Depreciation and amortization ......................       20,821        19,520
Loss (gain) on sale of property
   and equipment ...................................           67           (47)
Compensation expense attributable
   to stock plans ..................................          541           789
Cash provided by (used for) current
   assets and current liabilities:
      Accounts receivable ..........................        1,400           770
      Inventories ..................................       (2,344)         (233)
      Prepaid expenses .............................       (1,200)          115
      Accounts payable .............................         (306)       (4,684)
      Federal and state income taxes ...............       (2,075)       (3,964)
      Accrued wages and related liabilities ........         (788)        1,012
      Other accrued expenses .......................       (4,258)        9,296
                                                         --------      --------
            Net cash provided by operating .........       46,842        63,824
               activities

Investing activities:
Purchase of property, plant and equipment ..........      (64,714)      (67,839)
Purchase of investments ............................       (2,141)       (2,303)
Proceeds from sale of property, plant and ..........          330           258
   equipment
Proceeds from sale of investments ..................                       1,318
Other ..............................................         (434)         (282)
                                                         --------      --------
            Net cash used in investing .............      (66,959)      (68,848)
               activities

Financing activities:
Cash dividends paid ................................       (9,843)       (8,957)
Draws on line of credit ............................       26,705         7,300
Purchase of treasury stock .........................       (2,091)            0
Proceeds from issuance of note payable .............                      2,303
Interest accrued on long-term notes ................          119
Distribution of treasury stock
   due to the exercise of stock
   options and employee bonuses ....................          711         1,172
                                                         --------      --------
            Net cash provided by financing .........       15,601         1,818
               activities
                                                         --------      --------

Decrease in cash and equivalents ...................       (4,516)       (3,206)

Cash and equivalents at the beginning
   of the period ...................................       10,451         6,699
                                                         --------      --------

Cash and equivalents at the end of the period ......     $  5,935      $  3,493
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

================================================================================

================================================================================
                                     -11-

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Sales
      Consolidated net sales for Bob Evans Farms, Inc. increased $9.2 million, or 4.9% in the third quarter ended January 26, 1996 as compared to the corresponding quarter a year ago. Of this increase, $7.4 million occurred in the restaurant segment. Year-to-date sales increased $30.4 million, or 5.3%, which was comprised of a $30.1 million increase in the restaurant segment and a $0.3 million increase in the food products segment.
      In the restaurant segment, the sales increases ($7.4 million, or 5.8% for the quarter; $30.1 million, or 7.2% year-to-date) are the result of more restaurants in operation: 383 restaurants at Jan. 26, 1996 compared to 334 a year ago. During the third quarter, the company opened a total of 10 new restaurants six "small-town" restaurants and four traditional restaurants. One traditional restaurant was closed in January due to less-than-expected performance. The company opened a total of 30 new restaurants through the first three quarters of this fiscal year. The increase in sales brought about by this expansion was partially offset by a decrease in same-store sales for core restaurants of 2.8% in the third quarter and 1.9% year-to-date. (Core restaurants are restaurants that have been open two full years.) Severe winter weather during the third quarter of this year was a contributing factor to the decrease in same-store sales. The average menu price increase amounted to 2.7% for the quarter and 3.2% year-to-date.
      In the food products segment, sales were up $1.7 million (3.0%) for the quarter and were flat year-to-date. In the third quarter, there was a 5.0% increase in comparable pounds of sausage sold. This increased volume, in addition to higher prices ( the retail price of the benchmark one-pound roll sausage was $2.79 versus $2.69 a year ago) led to the sales increase. The increase generated by sausage sales was mitigated by lower sales of salad and charcoal products, which were $1.1 million less, in total, in the third quarter as compared to the corresponding quarter a year ago. Year-to-date, sales of sausage products were up $3.5 million, whereas sales of salad and charcoal products were down $3.2 million, mainly due to lower charcoal sales at Hickory Specialties.

Cost of Sales
      Consolidated cost of sales (cost of materials only) was 30.9% of sales in the third quarter compared to 28.2% of sales in the third quarter a year ago. Year-to-date, consolidated cost of sales represented 30.4% of sales versus 29.9% last fiscal year.
      In the restaurant segment, food cost (cost of sales) was 27.0% and 26.7% of sales in the third quarter and year-to-date, respectively, versus 26.7% and 27.3% in the corresponding periods a year ago.
      In the food products segment, cost of sales was 40.0% of sales for the quarter and 40.4% year-to-date compared to 31.6% and 36.5%, respectively, for the corresponding periods a year ago. These increases (particularly in the third quarter) compared to last year were due primarily to changes in hog costs, which averaged $36.00 per hundredweight versus $24.00 per hundredweight in the third quarters of fiscal 1996 and 1995, respectively.

Operating Wage and Fringe Benefit Expenses
      Consolidated operating wage and fringe benefit expenses increased from 29.6% to 31.3% of sales in the third quarter and from 29.2% to 30.4% of sales year-to-date in comparison to the corresponding periods last year.
      In the restaurant segment, wages and fringes represented 39.2% of sales for the quarter and 36.8% of sales year-to-date versus 37.3% and 35.9% for the corresponding periods a year ago. The increases, particularly in the third quarter, are due primarily to higher hourly labor costs in addition to higher health insurance costs.
      In the food products segment, wages and fringes represented 12.5% of sales for the quarter and 12.8% of sales year-to-date versus 11.9% and 12.2% for the corresponding periods a year ago.

Other Operating Expenses
      Approximately 90% of other operating expenses are in the restaurant segment; the most significant components of which are advertising, utilities, repair and maintenance, restaurant supplies, and taxes (other than income taxes). Consolidated other operating expenses represented 14.4% of sales for the quarter and 13.9% of sales year-to-date in comparison to 13.3% and 13.1% for the corresponding periods last year. These increases are due mostly to an increase in restaurant advertising expenses of $0.8 million for the quarter and $4.1 million year-to-date. Third quarter operating expenses were also negatively impacted by increases in utilities expense and repair and maintenance expense in the restaurant segment.

Selling, General and Administrative Expenses
      Consolidated selling, general and administrative expenses represented 13.5% of sales for the quarter and 12.7% of sales year-to-date in comparison to 13.1% and 13.0%, respectively, in the corresponding periods a year ago. The most significant components of selling, general and administrative expenses are wages and fringe benefits and food products segment promotional expenses.

Net Income
      Consolidated net income decreased $6.3 million, or 45.5%, in the third quarter in comparison to the corresponding period a year ago. Of the decrease, $2.5 million occurred in the food products segment, which experienced decreased margins as a result of significantly higher hog costs (50.0% higher than the record-low hog costs experienced in the third quarter last year) and lower margins at Hickory Specialties brought about by decreased sales of charcoal products. The food products segment pre-tax profit margin for the quarter was 9.9% this year versus 17.5% last year.
      In the restaurant segment, third-quarter net income declined $3.8 million (or 48.3%), and the pre-tax profit margin for the quarter fell from 9.9% to 4.8%. The decrease was attributable to decreases in same-store sales and increases in hourly labor costs, health insurance expense, and operating expenses such as advertising and utilities.

Liquidity and Capital Resources
      Cash generated from both the restaurant and food products segments has been used as the main source of working capital and capital expenditures. Bank lines of credit were also used for liquidity needs and capital expansion at various times. The total of bank lines of credit available is $124.4 million, of which $52.3 million was outstanding at January 26, 1996.
      The company believes that funds needed for capital expenditures and working capital during the remainder of fiscal 1996 will be generated both internally and from available bank lines of credit. Longer-term financing alternatives will be evaluated by the company, especially in the event of acquisitions.

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

                             Bob Evans Farms, Inc.
                                  Registrant





                                Daniel E. Evans
                             Chairman of the Board
                           (Chief Executive Officer)





                              Donald J. Radkoski
                      Group Vice President and Treasurer
                           (Chief Financial Officer)



                                                                 March 8, 1996
                                                                 -------------
                                                                      Date