Form 10-K
period 1996-04-26
EVANS BOB FARMS INC
filed 1996-07-25
CIK 33769

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended April 26, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________________  to __________________

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

     This Report contains 74 pages of which this is page 1. The Exhibit Index begins at page 58.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes __X__      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value has been computed by reference to the last quoted sale price of such stock, as of July 12, 1996.

      Total shares outstanding                                     42,235,163

      Number of shares owned beneficially and/or
         of record by directors and executive
         officers*                                                  1,829,565

      Number of shares held by persons other than
         directors and executive officers                          40,405,598


      Last quoted sale price                                          $16.125

      Market value of shares held by persons other
         than directors and executive officers                $651,540,267.75


*For purposes of this computation, all executive officers and directors are included, although not all are necessarily "affiliates."

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

42,235,163 shares of Common Stock with $.01 par value were outstanding at July 12, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE

      1.    Annual Report to Stockholders for the Fiscal Year
            Ended April 26, 1996 (in pertinent part, as indicated) ....PART II

      2.    Proxy Statement dated Aug. 2, 1996, for the Annual
            Meeting of Stockholders to be held on Sept. 9, 1996
            (in pertinent part, as indicated) ........................PART III

                                    PART I

Item 1.  BUSINESS.

Bob  Evans  Farms,   Inc.  (the   "Registrant")  is  a  Delaware   corporation
incorporated on Nov. 4, 1985. It is the successor by merger to Bob Evans Farms, Inc., an Ohio corporation incorporated in 1957. BEF Holding Co., Inc. is a subsidiary of the Registrant. The subsidiaries owned by BEF Holding Co., Inc. include Bob Evans Farms, Inc., an Ohio corporation ("BEF Ohio"); Owens Country Sausage, Inc. ("Owens"); Mrs. Giles Country Kitchens, Inc. ("Mrs. Giles"); and Hickory Specialties, Inc. ("Hickory Specialties"). On Oct. 16, 1995, BEF RE Holding Co., Inc. was formed as a wholly owned subsidiary of BEF Ohio and BEF REIT, Inc. was formed as a majority-owned subsidiary of BEF RE Holding Co., Inc. The Registrant; BEF Holding Co. Inc.; BEF RE Holding Co., Inc.; BEF REIT, Inc.; BEF Ohio; Owens; Mrs. Giles; and Hickory Specialties are collectively referred to herein as the "Company."

The business of the Company is divided into two principal industry segments: the food products segment and the restaurant segment.

Food Products Segment Operations

Principal Products and Procurement Methods

The Company's traditional business in its food products segment has been the production and distribution of approximately 30 varieties of fresh, smoked and fully-cooked pork sausage and ham products under the brand names of Bob Evans Farms and Owens Country Sausage. In recent years, the Company has begun to expend more time and effort on both new product development and sales of its pork sausage and ham products to institutional and foodservice purchasers. The Company also established a frozen foods division to create new distribution and marketing strategies for new frozen product lines. In addition, the Company has been exploring the expansion of the products offered in its food products segment through the acquisition of companies producing food and food related products which complement the Company's traditional sausage products. During the fiscal year ended April 29, 1994 (the "1994 fiscal year"), sales of sausage products contributed 77% of total revenues; sales of products by Mrs. Giles contributed 11%; and sales of Hickory Specialties contributed 12%. During the fiscal year ended April 28, 1995 (the "1995 fiscal year"), sales of sausage products contributed 76% of total revenues; sales of products by Mrs. Giles contributed 11%; and sales of Hickory Specialties contributed 13%. During the fiscal year ended April 26, 1996 (the "1996 fiscal year"), sales of sausage products contributed 77% of total revenues; sales of products by Mrs. Giles contributed 10%; and sales of Hickory Specialties contributed 13%.

During the last several years, the Company has expanded its product line in the Bob Evans and Owens markets to include convenience items for meals and snacks that are microwaveable. During the 1996 fiscal year, the Company introduced Snackwiches, a convenience sandwich product; and beer bratwursts in all Bob Evans markets. Also during the fiscal year, Skillets, a convenience entree product; Special Seasonings flavored roll sausage; and sausage balls, a fully cooked convenience product, were introduced in most Owens markets. In the fall of 1995, the frozen foods division introduced frozen white dinner rolls and buttermilk biscuits into the Cincinnati, Columbus and Toledo markets with further testing expected.

Since 1991, the Company has offered fresh, prepared salads in its food products segment. The refrigerated, deli salads are intended as convenience items for meals, and include deluxe macaroni salad, Italian pasta salad, homestyle potato salad, chunky chicken salad, classic cole slaw, pimento cheese spread and smokehouse baked beans. During the 1996 fiscal year, New Orleans-style gumbo, Louisiana-style rice creole and ruffled pasta and cheese were introduced in all Mrs. Giles markets. The deli items manufactured by Mrs. Giles are distributed principally in the southern and southeastern markets of the United States under the brand names of Mrs. Giles and Mrs. Kinser's. Bob Evans Harvest Salads, a line of fresh, premium quality, prepared salads first offered in 1992, are currently being marketed in more than half of the Bob Evans Farms marketing areas.

With the acquisition of Hickory Specialties in March 1992, the Company expanded into food-related products which complement its existing food products business. Hickory Specialties produces premium quality charcoal, wood smoking chips, natural smoke flavorings, gas grill ceramic briquettes and grilling systems. Brand names of such products include Nature-Glo, Old Hickory, Jack Daniels, Zesti Smoke, Wildfire and Woodstone. This past year, Hickory Specialties introduced two new products, Wildfire Gourmet Hickory Charcoal and Woodstone Gas Grill Briquettes. A new charcoal manufacturing facility was completed in December 1995 and fully operational by April 1996 in Summer Shade, Ky. Hickory Specialties' products are marketed nationwide, and the Company is exploring various opportunities abroad, especially with respect to its liquid smoke flavorings products.

During the 1996 fiscal year, the food products segment of the Company continued to produce specialty items for its institutional and foodservice customers. These products are made to customer specifications, and include fresh sausage links and patties, sausage gravy, and biscuit sandwiches. Although this segment of the business does not command the higher pre-tax margins that branded items do, it gives the Company additional incremental volume in the production plants. Foodservice volume accounts for less than 10 percent of the Company's total volume sold and is expected to remain in that range in the 1997 fiscal year. The Company is also marketing its prepared salad products to institutional and foodservice customers.

All of the Company's pork sausage and ham products are produced in the Company's seven processing plants located in Xenia, Bidwell and Springfield, Ohio; Hillsdale, Mich.; Galva, Ill.; and Richardson and Fort Worth, Texas. The Springfield, Ohio, and Hillsdale, Mich., plant are producing the products for sale to foodservice distributors.

Live hogs are procured from terminals; local and country markets; and corporate farms in Ohio, Indiana, Illinois, Iowa, North Carolina, Kansas, Michigan, Nebraska, South Dakota, Pennsylvania, Wisconsin, Minnesota, West Virginia, Missouri, Oklahoma and Texas at daily prevailing market prices. The Company does not contract in advance for the purchase of live hogs. Live hogs procured in these markets are purchased by an employee of the Company. Live hogs are then transported overnight directly from the various markets in which they were purchased to five of the Company's processing plants where they are slaughtered and processed into various pork sausage products. These products, in turn, are shipped daily from the plant facilities for distribution to the Company's customers. To date, the Company has experienced no difficulty in procurring live hogs for its pork sausage products.

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

The Hickory Specialties charcoal products are produced at the Company's plants in Crossville, Tenn., and Summer Shade, Ky.; and the Hickory Specialties liquid smoke flavoring products are produced at the Company's plants in Crossville, Tenn.; Greenville, Mo.; and Summer Shade, Ky. The principal raw materials used by the Company in the manufacture of the Hickory Specialties products are sawdust and other related wood by-products. All are available from a wide range of suppliers. The Company has experienced no difficulty in obtaining raw materials for its Hickory Specialties products and anticipates no future difficulty in that regard.

Distribution Methods

The Company uses two delivery methods for Bob Evans Farms Sausage:

(1) Primarily, the direct store delivery system (i.e., the Company's products are not warehoused, but are delivered to grocery stores as described below) is used for the retail distribution of the sausage, biscuit and other products bearing the Bob Evans Farms brand name, including Bob Evans Harvest Salads. One hundred eight driver-salesmen, employed by the Company and driving Company-owned refrigerated trucks, deliver the Company's products directly to more than 8,500 supermarkets and independent retail groceries.

(2) During the 1996 fiscal year, the Company continued to test alternate distribution methods for its sausage products, and as a result, Bob Evans Farms brand products are available through a warehouse in the Greater New York City area and a distributor in Madison and Milwaukee, Wis., on a limited basis. A warehouse is also used for the new frozen foods division established during fiscal year 1996.

The marketing territory for Bob Evans Farms brand products as well as the Bob Evans Harvest Salads includes Ohio, Michigan, Indiana, Illinois, Delaware and the District of Columbia, as well as portions of Alabama, Iowa, Kentucky, West Virginia, Pennsylvania, New Jersey, Maryland, Virginia, New York, Tennessee, Missouri, Wisconsin and Georgia.

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

Owens' marketing territory includes Texas, Arkansas, Oklahoma, New Mexico, Louisiana, Arizona, Colorado, Nevada and portions of Mississippi and Kansas. Owens Country Sausage products are available in more than 5,000 supermarkets and independent retail groceries.

Distribution to the Company's foodservice customers is accomplished through frozen food brokers and distributors.

Mrs. Giles salad products are distributed to more than 4,500 supermarkets and independent groceries in three ways:

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

Inventory Levels

All of the Company's sausage products and salad products are highly perishable in nature and require proper refrigeration. Shelf life of the sausage products ranges from 18 to 45 days; of the Bob Evans Harvest Salads from 21 to 28 days; and of the Mrs. Giles salad products from 15 to 45 days. Due to the highly perishable nature and short shelf life of the Company's sausage products, the Company's processing plants normally process only enough product to fill existing orders. Due to the highly perishable nature and short shelf life of the Company's salad products, the Company's Lynchburg plant normally processes only enough product to fill existing orders. Therefore, the Company maintains minimal inventory levels of sausage products and of salad products, because such products are generally manufactured only to meet existing demand and are delivered to retail outlets within a three-day period after manufacture.

Hickory Specialties products are not perishable in nature. Although such products are manufactured throughout the year, the greatest amount of production of charcoal briquettes occurs in the winter months in anticipation of the peak selling season for charcoal from April through September.

Trademarks and Service Marks

The Company maintains various trademarks and service marks that identify various Bob Evans Farms, Owens Country Sausage, Mrs. Giles and Hickory Specialties products. The principal trademarks used to identify the Mrs. Giles salad products are Mrs. Giles and Mrs. Kinser's. The principal trademarks used to identify the Hickory Specialties charcoal products are Old Hickory, Nature-Glo, Jack Daniels, Wildfire and Woodstone, and the principal trademark used to identify the Hickory Specialties liquid smoke flavoring products is ZestiSmoke. These trademarks and service marks are renewed periodically and the Company believes that such trademarks and service marks adequately protect the brand names of the Company. The operations of the food products segment of the Company are not dependent upon any patents, licenses, franchises or concessions.

Competition and Seasonality

The sausage business is highly competitive. It is also seasonal to the extent that more pounds of fresh sausage are typically sold during the colder winter months from October through April. The Company continues to promote products for summer outdoor grilling in an attempt to create more volume during the summer months. The Company competes primarily on the basis of the price and quality of its sausage products. The Company is in direct competition with a large number and variety of producers and wholesalers of similar products, including companies active both locally and nationally, companies engaged in a general meat packing business and companies in the same specialized field. Many of such competitors have substantially greater financial resources and higher volumes of total sales than the Company. While the Company does not possess statistics which would enable it to make an accurate statement of its percentage of the total sales of sausage in each of its market areas, the Company believes that sales of its products constitute a significant portion of sales of sausage of comparable price and quality in the majority of its market areas.

The salad products business is highly competitive. It is also seasonal to the extent that more salad products are typically sold during the warmer spring and summer months from April through September. The Company competes primarily on the basis of the price and quality of its salad products. The Company is in direct competition with a large number and variety of producers and wholesalers of similar products, including companies active both locally and nationally, companies engaged in a general deli business and companies in the same specialized field. Many of such competitors have substantially greater financial resources and higher volumes of total sales than the Company. While the Company does not possess statistics which would enable it to make an accurate statement of its percentage of the total sales of salad products in each of its market areas, the Company believes that sales of its products constitute a small portion of sales of salad products of comparable price and quality in the majority of its market areas.

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

Advertising

During the 1996 fiscal year, the Company spent approximately $9,816,000 for advertising of its sausage and salad products, and approximately $1,102,000 for advertising of its charcoal and liquid smoke flavoring products. Approximately 81% of this amount was spent on television, radio and newspaper media. The remaining 19% was spent for various promotional programs throughout the year in an attempt to maintain and gain market share for its products.

Dependence on a Single Customer

The Company's food products are sold through more than 18,000 retail grocery stores and are available through such stores to approximately 50% of the population of the continental United States. The Company's charcoal products are sold nationwide and its liquid smoke flavoring products are sold nationally and internationally. The Company is not dependent upon a single customer or group of affiliated customers.

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

Expansion of Distribution Area

New markets opened for the Company's sausage products during the 1996 fiscal year included Madison and Milwaukee, Wis., for Bob Evans Farms products. During fiscal year 1997, the Company plans to test a line of frozen dinner entrees in Ohio.

The Company has no current plans for further geographic expansion of its distribution area for Owens Country Sausage, the Mrs. Giles salad products or the charcoal and liquid smoke flavoring products produced by Hickory Specialties in the 1997 fiscal year.

Profit Margins Related to Sausage Production

The Company's profit margins for the portion of the Company's business relating to sausage production are normally more favorable during periods of lower live hog costs. During the 1996 fiscal year, the Company experienced more normalized live hog costs than the 1995 record-low hog costs. The Company expects live hog costs to increase over the next 12 months.

Restaurant Segment Operations
General
The Company operates full-service, family restaurants under the Bob Evans Restaurants, Bob Evans "small-town" Restaurants, Bob Evans Restaurant &

General Stores and Owens Family Restaurants names. The "small-town" restaurants were designed to efficiently serve communities with smaller population bases. The "small-town" restaurants serve the regular Bob Evans menu and have seating for approximately 98 versus 167 in the newer Bob Evans Restaurants. The Restaurant & General Stores feature a combined restaurant and gift shop.

All of the Company's family restaurants feature a wide variety of menu offerings designed to appeal to its customers. Breakfast entree items are featured and served all day. The restaurants are typically open from 6 a.m. until 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday for most locations. Approximately 61% of total revenues from restaurant operations are generated from 6 a.m. to 4 p.m., with the balance generated from 4 p.m. to closing. Sales on Saturday and Sunday account for approximately 39% of a typical week's revenues.

In addition, the Company operates full-service Mexican restaurants under the Cantina del Rio name. These restaurants feature authentic southwestern foods served in a Mexican atmosphere and are open from 11 a.m. until 10 p.m. Sunday through Thursday, and from 11 a.m. until 12:30 a.m. on Friday and Saturday.

                  Restaurants in Operation at April 26, 1996
================================================================================
                  Traditional  "small-town" General  Owens  Cantina    Total
                                            Stores          del Rio  Restaurants
- --------------------------------------------------------------------------------
Delaware                2            1                                     3
- --------------------------------------------------------------------------------
Florida                27                     1                 1         29
- --------------------------------------------------------------------------------
Illinois               13            2                          1         16
- --------------------------------------------------------------------------------
Indiana                28           18                          2         48
- --------------------------------------------------------------------------------
Iowa                    1                                                  1
- --------------------------------------------------------------------------------
Kentucky               12            1                                    13
- --------------------------------------------------------------------------------
Maryland                8                                                  8
- --------------------------------------------------------------------------------
Michigan               31            3                          1         35
- --------------------------------------------------------------------------------
Minnesota                                                       1          1
- --------------------------------------------------------------------------------
Missouri                9                     1                           10
- --------------------------------------------------------------------------------
New Jersey              1                                                  1
- --------------------------------------------------------------------------------
New York                9            2                          1         12
- --------------------------------------------------------------------------------
Ohio                  106           31        1                 7        145
- --------------------------------------------------------------------------------
Pennsylvania           21                     1                           22
- --------------------------------------------------------------------------------
South Carolina                                1                            1
- --------------------------------------------------------------------------------
Tennessee               3            1        1                            5
- --------------------------------------------------------------------------------
Texas                                1                 12                 13
- --------------------------------------------------------------------------------
Virginia                9                     1                 1         11
- --------------------------------------------------------------------------------
West Virginia          15                     1                           16
- --------------------------------------------------------------------------------
TOTAL                 295           60        8        12      15        390
================================================================================

During the Company's 1996 fiscal year, 37 additional restaurants were opened. Of the 37 new restaurants opened, 10 were traditional Bob Evans Restaurants, 26 were "small-town" restaurants (one operating under Owens Family Restaurants) and one was a Cantina del Rio. The majority of restaurants opened during fiscal year 1996 were in the Company's existing market area.

From time to time, restaurants are evaluated and closed due to a changing market, lack of profit, low performance, a change in access or building safety. On Jan. 15, 1996, an Owens Family Restaurant was closed in Richardson, Texas, due to a change in access which hindered performance.

The Company has typically opened restaurants in areas where a strong consumer awareness and acceptance for its sausage products has been established over the years. It has deviated from this practice only in Florida and South Carolina, where the Company has 29 restaurants and one restaurant, respectively, but does not have sausage distribution.

Restaurants are supplied with food and inventory items (other than sausage products, related meat items and certain salad products) by four independent food distributors twice a week. Sausage products, other related meat items and certain salad products are supplied by the Company to each restaurant by the Company's driver-salesmen, with the exception of the restaurants located in Florida and South Carolina, which are supplied by independent food distributors.

Seasonality

Revenues from restaurant operations as a percentage of total revenues have been virtually the same, quarter by quarter, during the last two fiscal years. However, certain locations, which are near major interstate highways, experience increased revenues during the summer tourist season. In addition, severe winter weather conditions during fiscal year 1996 had a negative impact on sales.

Competition

The restaurant segment is engaged in an intensely competitive business. The Company's restaurants compete directly with both local and national family restaurant and fast-food chains, as well as with individual restaurant operators, for favorable sites for expansion, as well as for customer acceptance. Bob Evans restaurant segment sales are not a significant factor in the overall restaurant business in the Company's market areas.

Sources and Availability of Raw Materials

Menu mix in the restaurant segment is varied enough that raw materials have been readily available; however, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. The restaurant segment experienced a slight decrease in food costs during the Company's 1996 fiscal year, and the Company does not expect food costs to fluctuate to any significant degree during its 1997 fiscal year.

Advertising

The Company spent approximately $26,425,000 in the restaurant segment for advertising during its 1996 fiscal year. Seventy percent of these advertising dollars was spent on television media, with the remainder being spent for radio and newspaper advertising. In addition to the Breakfast Breaks program that features a variety of morning meals priced at $2.99 or less, LunchSavors, lunch-sized portions at lower prices, were introduced. These items are designed to increase weekday business. The Company has typically not used coupons, except in certain markets where it is attempting to gain market share.

Carryout Business

During fiscal year 1996, carryout business in the Company's restaurants accounted for 2.9% of the total revenues generated in the restaurant segment. The Company's restaurants do not have a drive-through or pick-up window for carryout business.

Research and Development

The Company is continuously testing new food items in its search for new and improved menu offerings to appeal to its customer base and to satisfy changing eating trends. During fiscal year 1996, the Company continued to revise the Breakfast Breaks menu which offers specially priced items on weekday mornings. Because of this program's success, the Company introduced "LunchSavors" in the spring of 1996 to drive weekday lunch business. This program features lunch-sized portions of favorites such as chicken vegetable pasta and beef tips and noodles for lower prices. Since March 1996, stir-fry has been available on the menu in both chicken and vegetable varieties. Research and development expenses, to date, have not been material.

Restaurant Expansion

The Company plans to build and open approximately 25 to 30 new restaurants during the 1997 fiscal year, divided somewhat evenly between Bob Evans and "small-town" Bob Evans Restaurants. Future restaurant expansion will depend on the availability of sites, as well as restaurant industry trends. The Company believes, however, that it can continue with its planned expansion and is actively seeking quality restaurant sites, not only in its present market area, but in new market areas as well.

Trademarks, Service Marks and Licenses

The Company maintains various trademarks and service marks in connection with its family restaurant operations. These trademarks and service marks are renewed periodically and the Company believes that such trademarks and service marks adequately protect the various products and services to which they relate. The Cantina del Rio Mexican style restaurants require liquor licenses, since this casual theme dining concept includes a full service bar. The operations of the restaurant segment of the Company are not dependent upon any patents, franchises or concessions.

Employees

The Company had in its employment approximately 1,900 persons in the food products segment and 26,800 persons in the restaurant segment as of April 26, 1996.

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

Sales, Operating Profit and Identifiable Assets

The following table sets forth, for each of the Company's last three fiscal years, the amounts of revenue from intersegment sales of its food products and the amounts of revenue from sales to unaffiliated customers, operating profit and identifiable assets attributable to each of the Company's industry segments:


                                               FISCAL YEAR ENDED
                             ---------------------------------------------------
                                 April 26,         April 28,       April 29,
                                   1996              1995            1994
                                 ---------         ---------       ---------
Sales:
   Intersegment Sales of
      Food Products:         $  36,638,000     $  31,277,000    $  30,902,000

   Food Products
      (excluding
      intersegment sales):     216,564,000       216,759,000      203,909,000

   Restaurant Operations:      590,063,000       550,209,000      495,129,000

Operating Profit:

   Food Products:               17,169,000        26,726,000       19,580,000

   Restaurant Operations:       29,384,000        60,135,000       56,910,000

Identifiable Assets:

   Food Products:              119,316,000        94,494,000       90,502,000

   Restaurant Operations:      395,804,000       383,569,000      317,739,000

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

Food Products Segment

The food products segment has seven sausage manufacturing plants: three in Ohio; two in Texas; and one each in Michigan and Illinois; one prepared salads manufacturing plant in Virginia; one charcoal/liquid smoke manufacturing plant in each of Tennessee, Kentucky and Missouri. All of these properties are owned in fee by the Company. The Company owns regional sales offices in Westland, Mich., and in Houston, San Antonio, Lubbock and Tyler, Texas. In addition, various other locations are rented by the Company throughout its marketing territory which serve as regional and divisional sales offices.

Restaurant Segment

Of the 390 restaurants operated by the Company, 335 are owned in fee and 55 are leased from unaffiliated persons. All lease agreements contain either multiple renewal options or options to purchase. Six of these leased properties have terms that will expire through May 1, 2000. With respect to these six leases, the Company has the following options: four leases contain four five-year renewal options; one lease contains six five-year renewal options; and one lease has three five-year renewal options.

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

Name, Age and Period of Service as
an Officer of the Registrant;          Principal Occupations for Past
Positions and Offices with the         Five Years and Other Information
Registrant
- -------------------------------------  ------------------------------------

Daniel E. Evans, age 59; Chairman      Chairman of the Board, Chief
of the Board, Chief Executive          Executive Officer and Secretary of
Officer, Secretary and a Director      the Registrant.  Mr. Evans is the
of the Registrant; 40 years as an      first cousin of J. Tim Evans, a
officer of the Registrant.             director of the Registrant.

Donald J. Radkoski, age 41, Group      Group Vice President - Finance
Vice President - Finance Group,        Group since January 1994,
Treasurer and Chief Financial          Treasurer and Chief Financial
Officer of the Registrant; eight       Officer since May 1993, Senior
years as an officer of the             Vice President from May 1993 to
Registrant.                            December 1993, Vice President of
                                       Finance  and  Assistant   Treasurer
                                       from   1989   to  May   1993,   and
                                       Assistant  Treasurer  from  1988 to
                                       1989, of the Registrant.

Stewart K. Owens, age 41;              President and Chief Operating
President, Chief Operating Officer     Officer since 1995,  Executive
and a Director of the Registrant;      Vice President and Chief Operating
six years as an officer of the         Officer from 1994 to 1995, and
Registrant.                            Group Vice President - Food
                                       Products   Group   from   1990   to
                                       December  1993, of the  Registrant.
                                       President   and   Chief   Operating
                                       Officer of Owens since 1984.

Larry C. Corbin, age 54; Executive     Executive Vice President -
Vice President - Restaurant            Restaurant Operations since 1995,
Operations Group and a Director of     Senior Group Vice President -
the Registrant; 28 years as an         Restaurant Operations Group from
officer of the Registrant.             1994 to 1995, Group Vice President
                                       - Business Development from 1990 to
                                       December   1993,   Executive   Vice
                                       President,      Operations      and
                                       Development,  Restaurant  Division,
                                       from  1988  to  1990,  Senior  Vice
                                       President,      Operations      and
                                       Development,  Restaurant  Division,
                                       from 1987 to 1988,  and Senior Vice
                                       President,  Operations,  Restaurant
                                       Division, from 1974 to 1987, of the
                                       Registrant.

Roger D. Williams, age 45;             Executive Vice President - Food
Executive Vice President - Food        Products/Marketing/Purchasing/Technical
Products/Marketing/ Technical          Services since 1995, Senior Group
Services Group of the Registrant;      Vice President - Food
17 years as an officer of the          Products/Marketing/
Registrant.                            Purchasing/Technical Services from
                                       1994 to 1995,  Group Vice President
                                       - Marketing & Purchasing/ Technical
                                       Services   from  1990  to  December
                                       1993,    Senior   Vice   President,
                                       Director of  Marketing,  Restaurant
                                       Division,  from  1988 to 1990,  and
                                       Vice    President,    Director   of
                                       Marketing,   Restaurant   Division,
                                       from   1980   to   1988,   of   the
                                       Registrant.

Howard J. Berrey, age 54; Group        Group Vice President - Real
Vice President - Real                  Estate/ Construction & Engineering
Estate/Construction & Engineering      Group since 1990, Senior Vice
Group of the Registrant;               President, Director of Real
17 years as an officer of the          Estate, Restaurant Division, from
Registrant.                            1988 to 1990, and Vice President,
                                       Director of Real Estate, Restaurant
                                       Division, from 1978 to 1988, of the
                                       Registrant.

James B. Radebaugh, age 48; Group      Group Vice President -
Vice President - Administration &      Administration & Human Resources
Human Resources Group of the           Group since January 1994, Group
Registrant; six years as an            Vice President - Corporate
officer of the Registrant.             Development from August 1990 to
                                       December  1993,  and Vice President
                                       from April 1990 to August 1990,  of
                                       the Registrant.

Joseph B. Crace, age 41; Group         Group Vice President-Specialty
Vice President - Specialty             Products & Business Development
Products & Business Development        Group since January 1994, and Vice
Group of the Registrant; four          President from April 1992 to
years as an officer of the             December 1993, of the Registrant.
Registrant.                            President since 1989, and Vice
                                       President  from  1978 to  1986,  of
                                       Hickory Specialties.

Mary L. Cusick, age 40; Vice           Vice President - Corporate
President -Corporate                   Communications since 1990,
Communications since 1990; six         Director of Corporate
years as an officer of the             Communications from 1981 to 1990,
Registrant.                            of the Registrant.


                                   PART II

Item 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
         MATTERS.

In accordance with General Instruction G(2), the information contained under the subcaption "Stock Price Ranges and Dividends," at page 2 of Registrant's Annual Report to Stockholders for the fiscal year ended April 26, 1996, is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA.

In accordance with General Instruction G(2), the information for the years 1987 through 1996 contained under the subcaption "Comparative Highlights for Ten Years," at page 2 of the Registrant's Annual Report to Stockholders for the fiscal year ended April 26, 1996, is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

In accordance with General Instruction G(2), the information contained under the caption "Management's Discussion and Analysis of Selected Financial Information," at pages 14 and 15 of the Registrant's Annual Report to Stockholders for the fiscal year ended April 26, 1996, is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements included on pages 5 through 13 and the Auditor's report thereon included on page 17 of the Registrant's Annual Report to Stockholders for the fiscal year ended April 26, 1996, are incorporated herein by reference.

The "Quarterly Financial Data" included in Note I of the Notes to Consolidated Financial Statements on page 13 of the Registrant's Annual Report to Stockholders for the fiscal year ended April 26, 1996, is also incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In accordance with General Instruction G(3), the information contained under the caption "ELECTION OF DIRECTORS" in the Registrant's definitive Proxy Statement dated Aug. 2, 1996, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of the Registrant." The Registrant is not required to make any disclosure pursuant to
Item 405 of Regulation S-K.

Item 11. EXECUTIVE COMPENSATION.

In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION/STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Registrant's Proxy Statement dated Aug. 2, 1996, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the report of the Compensation/Stock Option Committee of the Registrant's Board of Directors on executive compensation nor the performance graph included in the Registrant's Proxy Statement dated Aug. 2, 1996, shall be deemed to be incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

In accordance with General Instruction G(3), the information contained under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the Registrant's definitive Proxy Statement dated Aug. 2, 1996, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In accordance with General Instruction G(3), the information contained under the caption "ELECTION OF DIRECTORS" in the Registrant's definitive Proxy Statement dated Aug. 2, 1996, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents Filed as Part of this Report

     1 & 2  Financial Statements and Financial Statement Schedules:

            The response to this portion of Item 14 is submitted as a separate section of this report.

     3      Exhibits:

     Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 24. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                Executive Compensation Plans and Arrangements


Exhibit No.     Description                            Location

10(a)           Restated Bob Evans Farms, Inc. and     Incorporated herein
                Affiliates 401K                        by reference to
                Retirement Plan                        Exhibit 10(a) to the
                (effective Jan. 1, 1994,               Registrant's Annual
                except as otherwise provided)          Report on Form 10-K
                                                       for the fiscal year
                                                       ended April 28, 1995
                                                       (File No. 0-1667)

10 (b)          Amendment No. 1 to the                 Page 62
                Bob Evans Farms, Inc.
                and Affiliates 401K
                Retirement Plan

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

10(d)           Bob Evans Farms, Inc.                  Incorporated herein
                1987 Incentive Stock                   by reference to
                Option Plan                            Exhibit 4(a) to the
                                                       Registrant's Regis-
                                                       tration Statement on
                                                       Form S-8, filed
                                                       Oct. 19, 1987
                                                       (Registration No.
                                                       33-17978)

10(e)           Agreement, dated                       Incorporated herein by
                Feb. 24, 1989,                         reference to Exhibit
                between Daniel E. Evans                10(g) to the Registrant's
                and Bob Evans Farms,                   Annual Report on Form
                Inc.; and Schedule A to                10-K for its fiscal year
                Exhibit 10(e) identifying              ended April 28, 1989
                other substantially identical          (File No. 0-1667);
                Agreements between Bob Evans           Page 68
                Farms, Inc. and certain of the
                executive officers of Bob Evans
                Farms, Inc.

10(f)           Bob Evans Farms, Inc.                  Incorporated herein
                1989 Stock Option Plan                 by reference to
                for Nonemployee                        Exhibit 4(d) to the
                Directors                              Registrant's Regis-
                                                       tration Statement on
                                                       Form S-8, filed
                                                       Aug. 23, 1989
                                                       (Registration No.
                                                       33-30665)

10(g)           Bob Evans Farms, Inc.                  Incorporated herein
                1991 Incentive Stock                   by reference to
                Option Plan                            Exhibit 4(d) to the
                                                       Registrant's Regis-
                                                       tration Statement on
                                                       Form S-8, filed
                                                       Sept. 13, 1991
                                                       (Registration No.
                                                       33-42778)

10(h)           Bob Evans Farms, Inc.                  Incorporated herein
                Supplemental Executive                 by reference to
                Retirement Plan                        Exhibit 10(i) to the
                                                       Registrant's Annual
                                                       Report on Form 10-K
                                                       for the fiscal year
                                                       ended April 24, 1992
                                                       (File No. 0-1667)

10(i)           Bob Evans Farms, Inc.                  Incorporated herein
                Nonqualified Stock Option              by reference to
                Plan                                   Exhibit 10(j) to the
                                                       Registrant's Annual
                                                       Report on Form 10-K
                                                       for the fiscal year
                                                       ended April 24, 1992
                                                       (File No. 0-1667)

10(j)           Bob Evans Farms, Inc.                  Incorporated herein
                Long Term Incentive Plan               by reference to
                for Managers                           Exhibit 10(k) to the
                                                       Registrant's Annual
                                                       Report on Form 10-K
                                                       for the fiscal year
                                                       ended April 30, 1993
                                                       (File No. 0-1667)

10(k)           Bob Evans Farms, Inc.                  Incorporated herein
                1994 Long Term Incentive               by reference to
                Plan                                   Exhibit 10(n) to the
                                                       Registrant's Annual
                                                       Report on Form 10-K
                                                       for
                                                       the fiscal year
                                                       ended April 29, 1994
                                                       (File No. 0-1667)


(b)  Reports on Form 8-K

     There were no Current Reports on Form 8-K filed during the fiscal quarter ended April 26, 1996.

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

                             Bob Evans Farms, Inc.



July 23, 1996                         By: /s/ Donald J. Radkoski
                                          __________________________________
                                          Donald J. Radkoski
                                          Group Vice President-Finance Group
                                          and Treasurer (Chief
                                          Financial Officer & Chief
                                          Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                         Date
_________________               _____________                  __________


/s/ Daniel E. Evans             Chairman of the Board,         July 23, 1996
    Daniel E. Evans             Chief Executive
                                Officer and Secretary


/s/ Larry C. Corbin             Director                       July 23, 1996
    Larry C. Corbin



/s/ J. Tim Evans                Director                       July 23, 1996
    J. Tim Evans



/s/ Daniel A. Fronk             Director                       July 23, 1996
    Daniel A. Fronk

/s/ Cheryl L. Krueger           Director                       July 23, 1996
    Cheryl L. Krueger



/s/ _____________________       Director                       July 23, 1996
    G. Robert Lucas II



/s/ Stewart K. Owens            Director                       July 23, 1996
    Stewart K. Owens



/s/ Robert E.H. Rabold          Director                       July 23, 1996
    Robert E. H. Rabold



/s/ _____________________       Director                       July 23, 1996
    Robert S. Wood



/s/ Donald J. Radkoski          Group Vice President-          July 23, 1996
    Donald J. Radkoski          Finance Group and Treasurer
                                (Chief Financial Officer
                                & Chief Accounting Officer)

                          ANNUAL REPORT ON FORM 10-K

                     ITEM 14(a)(1) and (2) and ITEM 14(d)

                         LIST OF FINANCIAL STATEMENTS

                       FISCAL YEAR ENDED APRIL 26, 1996

                            BOB EVANS FARMS, INC.

                                COLUMBUS, OHIO

FORM 10-K -- ITEM 14 (a)  (1) AND (2)

BOB EVANS FARMS, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of Bob Evans Farms, Inc. and subsidiaries, included in the Annual Report of the Registrant to its stockholders for the fiscal year ended April 26, 1996, are incorporated by reference in Item 8:

            Consolidated Balance Sheets -- April 26, 1996 and April 28, 1995

            Consolidated Statements Of Income -- Years ended April 26, 1996, April 28, 1995 and April 29, 1994

            Consolidated Statements Of Stockholders' Equity -- Years ended April 26, 1996, April 28, 1995, and April 29, 1994

            Consolidated Statements Of Cash Flows -- Years ended April 26, 1996, April 28, 1995, and April 29, 1994

            Notes To Consolidated Financial Statements -- April 26, 1996

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.