Form 10-Q
period 1996-07-26
EVANS BOB FARMS INC
filed 1996-09-05
CIK 33769

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     July 26, 1996


                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________

Commission file number              0-1667

                             Bob Evans Farms, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                      31-4421866
- ---------------------------------------------              -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                              Identification No.)

                  3776 South High Street Columbus, Ohio 43207
                 ---------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (614) 491-2225
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

             ----------------------------------------------------
             (Former name, former address and formal fiscal year,
                         if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__     No _____

       As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares.

                             BOB EVANS FARMS, INC.
                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                       (Dollars in Thousands)
                                                                   July 26, 1996   April 26, 1996
                                                                   -------------   --------------
                                                                      Unaudited       Audited
                                                                      ---------       -------
Current Assets
           Cash and equivalents ...................................   $ 22,143       $ 14,369
           Accounts receivable ....................................     17,464         14,509
           Inventories ............................................     21,457         20,876
           Deferred income taxes ..................................      5,882          5,882
           Prepaid expenses .......................................      4,379          3,263
                                                                      --------       --------
                     Total Current Assets .........................     71,325         58,899

Property, Plant, and Equipment, at cost ...........................    654,490        646,849
           Less accumulated depreciation ..........................    202,413        199,606
                                                                      --------       --------
                     Net Property, Plant and Equipment ............    452,077        447,243

Other Assets
           Deposits and other .....................................      2,573          2,955
           Long-term investments ..................................      5,065          4,893
           Deferred income taxes ..................................      9,918          9,918
           Cost in excess of net assets acquired ..................     10,343         10,477
           Other intangible assets ................................      1,349          1,428
                                                                      --------       --------
                     Total Other Assets ...........................     29,248         29,671
                                                                      --------       --------
                                                                      $552,650       $535,813
                                                                      ========       ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
           Line of credit .........................................   $ 68,055       $ 59,655
           Accounts payable .......................................      7,495          5,940
           Dividends payable ......................................      3,375          3,382
           Federal and state income taxes .........................      4,240            535
           Accrued wages and related liabilities ..................      9,638         14,245
           Other accrued expenses .................................     36,205         32,674
                                                                      --------       --------
                     Total Current Liabilities ....................    129,008        116,431

Long-Term Liabilities
           Deferred income taxes ..................................      8,300          8,300
           Notes payable (net of discount of $407,000 at

              July 26, 1996 and $443,000 at April 26, 1996) .......      1,963          1,927
                                                                      --------       --------
                                                                        10,263         10,227

Stockholders' Equity
           Common stock: $.01 par value; authorized 100,000,000
              shares; issued 42,638,118 shares at July 26, 1996 and
              April 26, 1996 ......................................        426            426

           Preferred stock: authorized 1,200 shares; issued 120
              shares at July 26, 1996 and April 26, 1996 ..........         60             60
           Capital in excess of par value .........................    145,622        145,584
           Retained earnings ......................................    274,198        268,677
                                                                      --------       --------
                                                                       420,306        414,747
           Less treasury stock: 448,255 shares
              at July 26, 1996 and 362,875 shares
              at April 26, 1996, at cost ..........................      6,927          5,592
                                                                      --------       --------
                     Total Stockholders' Equity ...................    413,379        409,155
                                                                      --------       --------
                                                                      $552,650       $535,813
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



                             BOB EVANS FARMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED




                                                (Dollars in Thousands Except Net Income
                                                  Per Share and Cash Dividend Amounts)

                                                           Thirteen Weeks Ended
                                                         ------------------------
                                                      July 26, 1996   July 28, 1995
                                                      -------------   -------------
Net Sales ........................................    $   213,060    $   205,862

Cost of sales ....................................         67,973         61,153
Operating wage and fringe benefit expenses .......         67,579         61,431
Other operating expenses .........................         29,723         28,344
Selling, general and administrative expenses .....         26,838         25,280
Depreciation expense .............................          6,771          6,442
                                                      -----------    -----------
           Operating Profit ......................         14,176         23,212

Net interest .....................................             66             46
                                                      -----------    -----------

           Income Before Income Taxes ............         14,242         23,258

Provisions for income taxes
   Federal .......................................          4,372          7,262
   State .........................................            969          1,599
                                                      -----------    -----------
                                                            5,341          8,861
                                                      -----------    -----------

           Net Income ............................    $     8,901    $    14,397
                                                      ===========    ===========


Weighted average number of common
   shares outstanding.............................     42,273,714     42,346,513
                                                      ===========    ===========


Net income per common share based upon
           the weighted average number of
           common shares outstanding .............    $       .21    $       .34
                                                      ===========    ===========

Cash dividend per common share ...................    $       .08    $       .08
                                                      ===========    ===========




                             BOB EVANS FARMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                      (Dollars in Thousands)
                                                                       Thirteen Weeks Ended
                                                                     ------------------------
                                                                   July 26,1996   July 28, 1995
                                                                   ------------   -------------

Operating activities:
Net income .........................................................   $  8,901    $ 14,397
Adjustments to reconcile net income to net
      cash provided by operating activities:
Depreciation and amortization ......................................      6,984       6,656
Loss (gain) on sale of property and equipment ......................         99         (16)
Compensation expense attributable to stock plans ...................         30         241
Cash  provided by (used for) current assets and
  current liabilities:
           Accounts receivable .....................................     (2,955)      1,204
           Inventories .............................................       (581)        550
           Prepaid expenses ........................................     (1,116)     (1,033)
           Accounts payable ........................................      1,555         816
           Federal and state income taxes ..........................      3,705       7,247
           Accrued wages and related liabilities ...................     (4,637)     (4,338)
           Other accrued expenses ..................................      3,531        (182)
                                                                       --------    --------
                     Net cash provided by operating activities .....     15,516      25,542

Investing activities:
Purchase of property, plant and equipment ..........................    (11,747)    (24,777)
Purchase of investments ............................................       (172)     (1,539)
Proceeds from sale of property, plant and equipment ................         43          67
Other ..............................................................        382         (65)
                                                                       --------    --------
                     Net cash used in investing activities .........    (11,494)    (26,314)

Financing activities:
Cash dividends paid ................................................     (3,387)     (3,069)
Draws on line of credit ............................................      8,400       5,500
Purchase of treasury stock .........................................     (1,827)       (829)
Interest accrued on long-term notes ................................         36          36
Distribution of treasury stock due to the exercise
      of stock options and employee bonuses ........................        530         541
                                                                       --------    --------
                     Net cash provided by financing activities .....      3,752       2,179

                                                                       --------    --------
Increase (decrease) in cash and equivalents ........................      7,774       1,407

Cash and equivalents at the beginning of the period ................     14,369      10,451
                                                                       --------    --------

Cash and equivalents at the end of the period ......................   $ 22,143    $ 11,858
                                                                       ========    ========

The accompanying notes are an integral part of the financial statements.


 ===========================================================================
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 ===========================================================================

                                   UNAUDITED


1.    Unaudited Financial Statements

     The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the Company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. No significant changes have occurred in the disclosures made in Form 10-K for the fiscal year ended April 26, 1996 (refer to Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Sales

     Consolidated net sales for Bob Evans Farms, Inc. increased $7.2 million, or 3.5%, for the first quarter ended July 26, 1996 as compared to the corresponding quarter a year ago. The increase was comprised of a $2.7 million increase in the restaurant segment and a $4.5 million increase in the food products segment.

     The $2.7 million (1.8%) sales increase in the restaurant segment was due entirely to more restaurants in operation: 390 restaurants at the end of this quarter compared to 361 at the end of the first quarter last year. During this quarter, the company opened five new restaurants (all "small-town" Bob Evans Restaurants), and closed five existing restaurants (three traditional restaurants, one General Store and one Cantina del Rio). The increase in sales was partially offset by a 3.2% decrease in same-store sales for core restaurants (restaurants that have been open two full years) in the first quarter. The average menu price increase in the first quarter amounted to 1.3%.

     The $4.5 million (8.6%) sales increase in the food products segment was due mostly to higher sales of charcoal products and liquid-smoke flavorings at Hickory Specialties, which experienced a sales increase of $2.8 million. The remaining increase was the result of wholesale price increases of sausage products, which experienced a 2.0% decline in sales volume.

Cost of Sales

     Consolidated cost of sales (cost of materials only) represented 31.9% of sales in the first quarter of fiscal 1997 compared to 29.7% of sales in the first quarter of fiscal 1996. In the restaurant segment, food cost (cost of sales) was 26.6% of sales in this year's first quarter, which was generally consistent with 26.5% of sales in last year's first quarter. Food products segment cost of sales increased considerably from 39.0% of sales in this first quarter last year to 46.5% of sales in this year's first quarter. The deterioration in the food products segment was due entirely to higher hog costs, which averaged $32.00 per hundredweight in the first quarter of fiscal 1996 versus $46.90 per hundredweight in the first quarter of fiscal 1997. This increase in hog costs of 46.6% was not fully absorbed by price increases of the company's sausage products, resulting in a $4.2 million decrease in operating profit.

Operating Wage and Fringe Benefit Expenses

     Consolidated operating wage and fringe benefit expenses increased from 29.8% of sales in the first quarter of fiscal 1996 to 31.7% of sales in the first quarter of fiscal 1997. In the restaurant segment, operating wage and fringe benefit expenses represented 38.6% of sales for the first three months of this year versus 35.7% for the comparable period a year ago. In the food products segment, the comparison was 12.8% versus 12.7%. The increase in the restaurant segment was due to higher managerial costs and higher health insurance expense. Also impacting the increase in the ratio of wages and fringes to sales in the restaurant segment was the decrease in same-store sales discussed above.

Other Operating Expenses

     Approximately 90% of other operating expenses were in the restaurant segment; the most significant components of which were advertising, utilities, repair and maintenance, restaurant supplies and taxes (other than income taxes). Consolidated other operating expenses, as a percent of sales, increased in the first quarter of fiscal 1997 to 14.0% compared to 13.8% in the first quarter a year ago. Increases in utilities expense and repair and maintenance expense contributed to the increase, although not substantially. The increase in other operating expenses as a percentage of sales was more a function of the fixed nature of the expenses combined with decreased same-store sales than actual increases in the expenses per se.

Selling, General and Administrative Expenses

     Consolidated selling, general and administrative expenses represented 12.6% of sales in the quarter versus 12.3% of sales in the first quarter a year ago. The most significant components of selling, general and administrative expenses were wages and fringe benefits and food products segment promotional expenses. The increase in the first quarter of fiscal 1997 was due mostly to increased promotional expenses associated with charcoal products and sausage.

Net Income

     Consolidated net income decreased $5.5 million, or 38.2%, in the first quarter in comparison to the corresponding period a year ago. Profit decreased $3.0 million, or 26.7%, in the restaurant segment as a result of the decrease in same-store sales as well as increased labor and health insurance costs. Food products segment net income decreased $2.5 million, or 82.0%, and pre-tax profit margin decreased from 8.0% to 1.3%. The unfavorable results in the food products segment were the direct result of the substantial increase in live hog costs.

Liquidity and Capital Resources

     Cash generated from both the restaurant and food products segments has been used as the main source of working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs and capital expansion at various times. The total bank lines of credit available is $124.4 million, of which $68.1 million was outstanding at July 26, 1996.

     The company believes that funds needed for capital expenditures and working capital during the remainder of fiscal 1997 will be generated both internally and from available bank lines of credit. Longer-term financing alternatives will be evaluated by the company, especially in the event of acquisitions.

Subsequent Events

     On August 5, 1996 the company closed its remaining 14 Cantina del Rio Mexican Restaurants. There was no charge to earnings as a result of the closings. The company entered into lease arrangements with entities affiliated with the Rio Bravo Cantina Restaurant concept for seven of the closed locations. The initial terms of the leases range from 10 to 20 years, and each has provisions for renewal options. The company intends to sell or lease the remaining locations.

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

                                            Bob Evans Farms, Inc.
                                        _____________________________
                                                 Registrant





                                              Daniel E. Evans
                                      _____________________________
                                           Chairman of the Board
                                         (Chief Executive Officer)





                                             Donald J. Radkoski
                                    ____________________________________
                                     Group Vice President and Treasurer
                                          (Chief Financial Officer)



         September 5, 1996
      _______________________
               Date