Form 10-Q
period 1996-10-25
EVANS BOB FARMS INC
filed 1996-12-06
CIK 33769

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________________

Commission file number 0-1667

                              Bob Evans Farms, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                31-4421866
---------------------------------------------        -------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
             or organization)                        Identification No.)


                   3776 South High Street Columbus, Ohio 43207
                   -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (614) 491-2225
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

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

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                                  (Dollars in Thousands)
                                                                          October 25, 1996     April 26, 1996
                                                                          ----------------     --------------
                                                                             Unaudited            Audited

Current Assets
            Cash and equivalents                                              $ 15,567           $ 14,369
            Accounts receivable                                                 16,969             14,509
            Inventory                                                           23,880             20,876
            Deferred income taxes                                                5,882              5,882
            Prepaid expenses                                                     4,139              3,263
                                                                              --------           --------
                        Total Current Assets                                    66,437             58,899

Property, Plant, and Equipment, at Cost                                        713,147            646,849
            Less accumulated depreciation                                      254,208            199,606
                                                                              --------           --------
                        Net Property, Plant and Equipment                      458,939            447,243

Other Assets
            Deposits and other                                                   3,027              2,955
            Long-term investments                                                5,165              4,893
            Deferred income taxes                                                9,918              9,918
            Cost in excess of net assets acquired                               10,208             10,477
            Other intangible assets                                              1,270              1,428
                                                                              --------           --------
                        Total Other Assets                                      29,588             29,671
                                                                              --------           --------
                                                                              $554,964           $535,813
                                                                              ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
            Line of credit                                                    $ 66,855           $ 59,655
            Accounts payable                                                     9,023              5,940
            Dividends payable                                                    3,367              3,382
            Federal and state income taxes                                       2,468                535
            Accrued wages and related liabilities                               11,102             14,245
            Other accrued expenses                                              33,517             32,674
                                                                              --------           --------
                        Total Current Liabilities                              126,332            116,431

Long-Term Liabilities
            Deferred income taxes                                                8,300              8,300
            Notes payable (net of discount of $371,000 at
              October 25, 1996 and $443,000 at April 26, 1996)                   1,999              1,927
                                                                              --------           --------
                                                                                10,299             10,227

Stockholders' Equity
            Common stock, $.01 par value;  authorized 100,000,000
              shares; issued 42,638,118 shares at October 25, 1996
              and April 26, 1996                                                   426                426

            Preferred stock: authorized 1,200 shares; issued 120
               shares at October 25, 1996 and April 26, 1996                        60                 60
            Capital in excess of par value                                     145,617            145,584
            Retained earnings                                                  280,514            268,677
                                                                              --------           --------
                                                                               426,617            414,747
            Less treasury stock: 546,196 shares at October 25, 1996
               and 362,875 shares at April 26, 1996, at cost                     8,284              5,592
                                                                              --------           --------
                        Total Stockholders' Equity                             418,333            409,155
                                                                              --------           --------
                                                                              $554,964           $535,813
                                                                              ========           ========


The accompanying notes are an integral part of the financial statements.


                              BOB EVANS FARMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                         (Dollars in Thousands Except Net Income
                                            Per Share and Cash Dividend Amounts)

                                                         Three Months Ended                   Six Months Ended
                                                         ------------------                   ----------------
                                                  Oct. 25, 1996    Oct. 27, 1995      Oct. 25, 1996   Oct. 27, 1995
                                                  -------------    -------------      -------------   -------------
Net sales                                         $   206,244      $    207,700       $   419,304      $   413,562

Cost of sales                                          66,432            63,348           134,405          124,501
Operating wage and fringe benefit expenses             64,164            62,437           131,743          123,868
Other operating expenses                               28,670            28,314            58,393           56,658
Selling, general and administrative expenses           24,888            25,724            51,726           51,004
Depreciation expense                                    7,052             6,762            13,823           13,204
                                                  -----------      ------------       -----------      -----------
            Operating Profit                           15,038            21,115            29,214           44,327

Net interest                                              217               (42)              283                4
                                                  -----------      ------------       -----------      -----------

            Income Before Income Taxes                 15,255            21,073            29,497           44,331

Provisions for income taxes
    Federal                                             4,595             6,627             8,967           13,889
    State                                                 978             1,436             1,947            3,035
                                                  -----------       -----------       -----------      -----------
                                                        5,573             8,063            10,914           16,924
                                                  -----------      ------------       -----------      -----------

            Net Income                            $     9,682      $     13,010       $    18,583      $    27,407
                                                  ===========      ============       ===========      ===========


Weighted average number of common
            shares outstanding                     42,201,899        42,341,053        42,201,899       42,341,053
                                                  ===========      ============       ===========      ===========


Net income per common share based upon
            the weighted average number of
            common shares                         $       .23      $        .31       $       .44      $       .65
                                                  ===========      ============       ===========      ===========

Cash dividends per common share                   $       .08      $        .08       $       .16      $       .16
                                                  ===========      ============       ===========      ===========


The accompanying notes are an integral part of the financial statements.


                              BOB EVANS FARMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                            (Dollars in Thousands)
                                                                               Six Months Ended

                                                                    October 25, 1996    October 27, 1995
                                                                    ----------------    ----------------
Operating activities:
Net income                                                               $ 18,583          $ 27,407

Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                                              14,250            13,630
Loss (gain) on sale of property and equipment                                (194)               94
Compensation expense attributable to stock plans                               92               390
Cash  provided by (used for) current assets
  and current liabilities:
            Accounts receivable                                            (2,460)              736
            Inventories                                                    (3,004)           (1,746)
            Prepaid expenses                                                 (876)             (883)
            Accounts payable                                                3,083             4,370
            Federal and state income taxes                                  1,933              (802)
            Accrued wages and related liabilities                          (3,235)           (2,060)
            Other accrued expenses                                            843            (1,400)
                                                                         --------          --------
               Net cash provided by operating activities                   29,015            39,736

Investing activities:
Purchase of property, plant and equipment                                 (25,519)          (47,509)
Purchase of investments                                                      (272)           (1,539)
Proceeds from sale of property, plant and equipment                           194               225
Other                                                                         (72)              292
                                                                         --------          --------
               Net cash used in investing activities                      (25,669)          (48,531)

Financing activities:
Cash dividends paid                                                        (6,761)           (6,457)
Net borrowings on line of credit                                            7,200            13,325
Purchase of treasury stock                                                 (3,192)           (1,438)
Interest accrued on long-term notes                                            72                78
Distribution of treasury stock
      due to the exercise of stock
      options and employee bonuses                                            533               698
                                                                         --------          --------
               Net cash provided by (used in) financing activities         (2,148)            6,206
                                                                         --------          --------

Increase (decrease) in cash and equivalents                                 1,198            (2,589)

Cash and equivalents at the beginning of the period                        14,369            10,451
                                                                         --------          --------

Cash and equivalents at the end of the period                            $ 15,567          $  7,862
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

                 Item 2. Management's Discussion and Analysis of

                  Financial Condition and Results of Operations


Sales
      Consolidated net sales for Bob Evans Farms, Inc. decreased approximately $1.4 million, or 0.7% in the second quarter ended October 25, 1996 as compared to the corresponding quarter a year ago. This decrease was comprised of a $2.6 million sales decrease in the restaurant segment, and a $1.2 sales increase in the food products segment. For the six-month period ended October 25, 1996, consolidated net sales rose $5.7 million, or 1.4%, which was comprised of a $0.1 million increase in the restaurant segment, and a $5.6 million increase in the food products segment.
      In the restaurant segment, the second quarter sales decrease of $2.6 million (1.7%) was the result of closing the company's 14 remaining Cantina del Rio Mexican restaurants near the beginning of the quarter (August 5, 1996) as well as continued same-store sales declines. Year-to-date, the factors which resulted in the second quarter sales decline nearly offset the sales increases brought about by newly opened restaurants, resulting in a sales increase of $0.1 million. The chart below summarizes the openings and closings during the last six quarters:

                    SUMMARY OF RESTAURANTS OPENED AND CLOSED



                       Beginning       Opened        Closed        Ending
                       ---------       ------        ------        ------
Fiscal 1996
   1st quarter            354             7             0            361
   2nd quarter            361            13             0            374
   3rd quarter            374            10             1            383
   4th quarter            383             7             0            390

Fiscal 1997
   1st quarter            390             5             5            390
   2nd quarter            390             7            14            383



      Of the seven restaurants opened in the second quarter, four were traditional restaurants and three were "small-town" restaurants.

      Continued declines in same-store sales contributed to the restaurant segment sales decline in the second quarter and the flat sales experienced for the six-month period. Same-store sales for core restaurants (restaurants that have been open two full years) decreased 3.2% for both the quarter and year-to-date. The average menu price increase amounted to 1.5% for the quarter and 1.4% for the six-month period.
      In the food products segment, sales increased $1.2 million (2.3%) for the quarter and $5.6 million (5.4%) year-to-date. The second quarter increase was the result of price increases which offset a decline of 6% in comparable pounds of sausage products sold. The retail price of the benchmark one-pound roll sausage was $3.09 for most of the second quarter this year versus $2.69 for most of the second quarter a year ago. Year-to-date, the food products segment experienced a 4% decline in comparable pounds of sausage products sold.
      Also impacting the sales increases in the food products segment were higher sales of charcoal products. Sales at Hickory Specialties increased $0.7 million for the quarter and $3.5 million year-to-date. Sales of salad products have not changed appreciably.

Cost of Sales
      Consolidated cost of sales (cost of materials only) was 32.2% of sales in the second quarter compared to 30.5% of sales in the second quarter a year ago. Year-to-date, consolidated cost of sales represented 32.1% of sales versus 30.1% last fiscal year.
      In the restaurant segment, food cost (cost of sales) was 26.9% of sales in the second quarter and 26.8% of sales year-to-date, versus 26.6% of sales in both periods last year. There were no notable items which led to the increase in the food cost percentage.
      In the food products segment, cost of sales was 47.3% of sales for the quarter and 46.9% year-to-date compared to 42.1% and 40.5%, respectively, for the corresponding periods a year ago. These increases were due to significant increases in hog costs, which averaged $53.00 per hundredweight in the second quarter of this year versus $39.60 per hundredweight in the second quarter last year. The first quarter comparisons were $46.90 versus $32.00. The increases in hog costs were not fully absorbed by price increases of the company's sausage products, resulting in decreases in operating profit of $2.8 million in the second quarter and $7.0 million year-to-date.

Operating Wage and Fringe Benefit Expenses
      Consolidated operating wage and fringe benefit expenses increased from 30.1% to 31.1% of sales in the second quarter and from 30.0% to 31.4% of sales year-to-date in comparison to the corresponding periods last year.
      In the restaurant segment, wages and fringes represented 37.7% of sales for the quarter and 38.2% of sales year-to-date versus 35.8% and 35.7%, respectively, for the corresponding periods a year ago. The increases are the result of higher hourly labor costs, higher managerial costs and increased health insurance expense. Specific items which impacted the percentage comparisons were labor costs associated with closing 14 restaurants in the quarter (19 for the year) and the effect of the decrease in same-store sales discussed above.
      In the food products segment, wages and fringes represented 12.3% of sales for the quarter and 12.6% of sales year-to-date versus 13.0% and 12.9%, respectively, of sales for the corresponding periods a year ago. The improvement in these ratios was due to the fact that the increases in food products sales were primarily the result of price increases rather than increased production. The volume of sausage produced was down for both the quarter and the year-to-date.

Other Operating Expenses
      Approximately 90% of other operating expenses were in the restaurant segment; the most significant components of which were advertising, utilities, repair and maintenance, restaurant supplies, and taxes (other than income taxes). Consolidated other operating expenses represented 13.9% of sales for the quarter and year-to-date in comparison to 13.6% and 13.7%, respectively, for the corresponding periods last year. Increases in repair and maintenance expense and utilities expense contributed to the increases, although not substantially. The increase in other operating expenses as a percentage of sales was more a function of the fixed nature of the expenses combined with the decreased same-store sales than actual increases in the expenses per se.

Selling, General and Administrative Expenses
      Consolidated selling, general and administrative expenses represented 12.1% of sales for the quarter and 12.3% of sales year-to-date in comparison to 12.4% and 12.3%, respectively, in the corresponding periods a year ago. The most significant components of selling, general and administrative expenses were wages and fringe benefits and food products segment promotional expenses. Increases in promotional expenses at Hickory Specialties were offset by decreases in both corporate administrative costs and sausage promotional expenses.

Net Income
      Consolidated net income decreased $3.3 million, or 25.6%, in the second quarter in comparison to the corresponding period a year ago. In the restaurant segment, the same-store sales decline impacted margins and as a result, net income decreased $1.5 million, or 14.0%. Additional factors which led to decreased restaurant segment profit were higher labor costs, higher health insurance expense and the increase in food cost. Food products segment net income decreased $1.8 million, or 88%, and the pre-tax profit margin fell from 6.5% to 0.8%. The unfavorable results in the food products segment were the direct result of rapidly rising hog costs, and also to the increased promotional expenses at Hickory Specialties.

Liquidity and Capital Resources
      Cash generated from both the restaurant and food products segments has been used as the main source of working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs and capital expansion at various times. The total bank lines of credit available is $124.4 million, of which $66.9 was outstanding at October 25, 1996.

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

                           PART II - OTHER INFORMATION


      ITEM 4.  Submission of Matters to a Vote of Security Holders


          (a) The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on September 9, 1996. At the close of business on the record date 42,272,663 common shares were outstanding and entitled to vote. At the Annual Meeting 31,306,013 or 74.1% of the outstanding common shares entitled to vote were represented in person or by proxy.


          (b)  Directors elected at the Annual Meeting:

               Daniel A. Fronk
               Cheryl L. Krueger
               G. Robert Lucas II


               Directors whose term of office continued after the Annual
               Meeting:


               Larry C. Corbin              Daniel E. Evans
               Stewart K. Owens             J. Tim Evans
               Robert E.H. Rabold           Robert S. Wood


          (c)  Matters voted upon at the Annual Meeting:

                                                  FOR        AGAINST    ABSTAIN
                                                 -----       -------    -------
           1) Election of Daniel A. Fronk      29,254,807   2,051,206      0
           2) Election of Cheryl L. Krueger    28,750,357   2,555,656      0
           3) Election of G. Robert Lucas II   29,225,230   2,080,783      0


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

                                            Bob Evans Farms, Inc.
                                         ---------------------------
                                                 Registrant





                                               Daniel E. Evans
                                         ---------------------------
                                            Chairman of the Board
                                          (Chief Executive Officer)





                                             Donald J. Radkoski
                                         ---------------------------
                                     Group Vice President and Treasurer
                                          (Chief Financial Officer)



         December 6, 1996
         ----------------
               Date