Form 10-Q
period 1997-01-24
EVANS BOB FARMS INC
filed 1997-03-07
CIK 33769

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 24, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________________________

                          Commission file number 0-1667

                              Bob Evans Farms, Inc.
          ____________________________________________________________
             (Exact name of registrant as specified in its charter)

                 Delaware                                  31-4421866
_____________________________________________         _____________________
(State or other jurisdiction of incorporation           (I.R.S. Employer
             or organization)                          Identification No.)

                   3776 South High Street Columbus, Ohio 43207
          ____________________________________________________________
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (614) 491-2225
          ____________________________________________________________
              (Registrant's telephone number, including area code)


          ____________________________________________________________
              (Former name, former address and formal fiscal year,
                          if changed since last report)

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

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                           (Dollars in Thousands)
                                                      January 24, 1997   April 26, 1996
                                                      ----------------   --------------
                                                          Unaudited         Audited
Current Assets
      Cash and equivalents                                $  8,144        $ 14,369
      Accounts receivable                                   16,918          14,509
      Inventory                                             23,907          20,876
      Deferred income taxes                                  5,882           5,882
      Prepaid expenses                                       3,779           3,263
                                                          --------        --------
            Total Current Assets                            58,630          58,899

Property, Plant, and Equipment, at Cost                    676,966         646,849
      Less accumulated depreciation                        209,269         199,606
                                                          --------        --------
            Net Property, Plant and Equipment              467,697         447,243

Other Assets
      Deposits and other                                     3,188           2,955
      Long-term investments                                  5,341           4,893
      Deferred income taxes                                  9,918           9,918
      Cost in excess of net assets acquired                 10,073          10,477
      Other intangible assets                                1,192           1,428
                                                          --------        --------
            Total Other Assets                              29,712          29,671
                                                          --------        --------
                                                          $556,039        $535,813
                                                          ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Line of credit                                      $ 69,625        $ 59,655
      Accounts payable                                       7,197           5,940
      Dividends payable                                      3,340           3,382
      Federal and state income taxes                         1,250             535
      Accrued wages and related liabilities                 12,485          14,245
      Other accrued expenses                                33,293          32,674
                                                          --------        --------
            Total Current Liabilities                      127,190         116,431

Long-Term Liabilities
      Deferred income taxes                                  8,300           8,300
      Notes payable (net of discount of
         $335,000 at January 24, 1997
         and $443,000 at April 26, 1996)                     2,035           1,927
                                                          --------        --------
            Total Long-Term Liabilities                     10,335          10,227

Stockholders' Equity
      Common stock, $.01 par value; authorized
         100,000,000 shares; issued 42,638,118
         shares at January 24, 1997 and
         April 26, 1996                                        426             426

      Preferred stock: authorized 1,200 shares;
         issued 120 shares at January 24, 1997
         and April 26, 1996                                     60              60
      Capital in excess of par value                       145,711         145,584
      Retained earnings                                    284,979         268,677
                                                          --------        --------
                                                           431,176         414,747
      Less treasury stock: 891,793 shares at
         January 24, 1997 and 362,875 shares
         at April 26, 1996, at cost                         12,662           5,592
                                                          --------        --------
            Total Stockholders' Equity                     418,514         409,155
                                                          --------        --------
                                                          $556,039        $535,813
                                                          ========        ========

The accompanying notes are an integral part of the financial statements.




                              BOB EVANS FARMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED


                                                                            (Dollars in Thousands Except Net Income
                                                                              Per Share and Cash Dividend Amounts)

                                                               Three Months Ended                         Nine Months Ended
                                                               ------------------                         -----------------
                                                       Jan. 24, 1997        Jan. 26, 1996         Jan. 24, 1997        Jan. 26, 1996
                                                       -------------        -------------         -------------        -------------
Net sales                                            $    199,189          $    194,740          $    618,493         $    608,302

Cost of sales                                              66,169                60,162               200,574              184,663
Operating wage and fringe benefit expenses                 62,200                60,898               193,943              184,766
Other operating expenses                                   27,392                28,103                85,785               84,761
Selling, general and administrative expenses               23,865                26,210                75,591               77,214
Depreciation expense                                        7,121                 6,978                20,944               20,182
                                                     ------------          ------------          ------------         ------------
      Operating Profit                                     12,442                12,389                41,656               56,716

Net interest                                                 (194)                  (23)                   89                (19)4
                                                     ------------          ------------          ------------         ------------

      Income Before Income Taxes                           12,248                12,366                41,745               56,697

Provisions for income taxes
    Federal                                                 3,624                 3,941                12,591               17,830
    State                                                     818                   848                 2,765                3,883
                                                     ------------          ------------          ------------         ------------
                                                            4,442                 4,789                15,356               21,713
                                                     ------------          ------------          ------------         ------------

      Net Income                                     $      7,806          $      7,577          $     26,389         $     34,984
                                                     ============          ============          ============         ============


Weighted average number of common
      shares outstanding                               42,084,834            42,324,758            42,084,834           42,324,758
                                                     ============          ============          ============         ============


Net income per common share based upon
      the weighted average number of
      common shares outstanding                      $        .19          $        .18          $        .63         $        .83
                                                     ============          ============          ============         ============

Cash dividends per common share                      $        .08          $        .08          $        .24         $        .24
                                                     ============          ============          ============         ============


The accompanying notes are an integral part of the financial statements.



                              BOB EVANS FARMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                            (Dollars in Thousands)
                                                               Nine Months Ended

                                                    January 24, 1997    January 26, 1996
                                                    ----------------    ----------------
Operating activities:
Net income                                               $ 26,389          $ 34,984

Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation and amortization                              21,584            20,821
Loss (gain) on sale of property and equipment                (242)               67
Compensation expense attributable to stock plans              137               541
Cash provided by (used for) current assets
   and current liabilities:
      Accounts receivable                                  (2,409)            1,400
      Inventories                                          (3,031)           (2,344)
      Prepaid expenses                                       (516)           (1,200)
      Accounts payable                                      1,257              (306)
      Federal and state income taxes                          715            (2,075)
      Accrued wages and related liabilities                (1,897)             (788)
      Other accrued expenses                                  619            (4,258)
                                                         --------          --------
         Net cash provided by operating                    42,606            46,842
            activities

Investing activities:
Purchase of property, plant and equipment                 (41,473)          (64,714)
Purchase of investments                                      (448)           (2,141)
Proceeds from sale of property, plant and equipment           317               330
Other                                                        (233)             (434)
                                                         --------          --------
         Net cash used in investing activities            (41,837)          (66,959)

Financing activities:
Cash dividends paid                                       (10,129)           (9,843)
Draws on line of credit                                     9,970            26,705
Purchase of treasury stock                                 (7,476)           (2,091)
Interest accrued on long-term notes                           108               119
Distribution of treasury stock
   due to the exercise of stock
   options and employee bonuses                               533               711
                                                         --------          --------
         Net cash provided by (used in)                    (6,994)           15,601
                                                         --------          --------

Increase (decrease) in cash and equivalents                (6,225)           (4,516)

Cash and equivalents at the beginning of the               14,369            10,451
   period                                                --------          --------

Cash and equivalents at the end of the period            $  8,144          $  5,935
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

                 Item 2. Management's Discussion and Analysis of

                  Financial Condition and Results of Operations


Sales

     Consolidated net sales for Bob Evans Farms, Inc. increased approximately $4.4 million, or 2.3%, in the third quarter ended January 24, 1997 compared to the corresponding quarter last year. This increase was comprised of a $2.7 million sales increase in the restaurant segment, and a $1.7 million sales increase in the food products segment. Through the first nine months of fiscal 1997, consolidated net sales rose $10.2 million, or 1.7%, which was comprised of a $2.8 million increase in the restaurant segment, and a $7.4 million increase in the food products segment.

     In the restaurant segment, third quarter sales increased $2.7 million, or 2.0%. Excluding the Cantina del Rio Mexican restaurant concept which the Company closed in August, 1996, third quarter sales increased $7.6 million, or 5.7%. Sales improved due to more restaurants in operation and a 0.8% increase in same-store sales. At the end of the third quarter, the company had 387 stores in operation, compared to 383 last year (368 excluding the Cantina del Rios). The chart below summarizes the openings and closings during the last seven quarters:


                    SUMMARY OF RESTAURANTS OPENED AND CLOSED

                         Beginning        Opened         Closed        Ending
                        -----------      --------       --------      --------
Fiscal 1996
     1st quarter            354              7              0            361
     2nd quarter            361             13              0            374
     3rd quarter            374             10              1            383
     4th quarter            383              7              0            390

Fiscal 1997
     1st quarter            390              5              5            390
     2nd quarter            390              7             14            383
     3rd quarter            383              4              0            387


      The 0.8% same-store sales increase this past quarter was the company's first quarterly increase since the fourth quarter of fiscal 1995. Although the same-store sales increase is partly attibutable to severe winter weather in January 1996, the company's same-store trends have steadily improved since
August 1996. Through nine months, same-store sales decreased 2.0%, which partially offset the additional sales created by new units and resulted in a $2.8 million increase in year-to-date sales. The average menu price increase amounted to 2.1% for the quarter and 1.6% through nine months.

     In the food products segment, sales increased $1.7 million (3.0%) for the quarter and $7.4 million (4.6%) through nine months. These gains reflected sausage price increases intended to mitigate the impact of high hog costs. The suggested retail price of the benchmark one-pound roll sausage was $3.09 during the third quarter compared to $2.79 a year ago. Comparable pounds of sausage products sold declined 7% in the third quarter and 5% through nine months. The company believes these declines were impacted by the retail price increases of its products.

     Also impacting the sales increases in the food products segment were higher sales of charcoal products. Sales at Hickory Specialties increased $0.5 million for the quarter and $3.9 million through nine months as a result of aggressive promotions. Sales of salad products have not changed appreciably.

Cost of Sales

     Consolidated cost of sales (cost of materials only) was 33.2% of sales in the third quarter compared to 30.9% last year. Through nine months, consolidated cost of sales represented 32.4% of sales versus 30.4% last fiscal year.

     In the restaurant segment, food cost was 26.6% of sales in the third quarter and 26.7% of sales year-to-date, versus 27.0% and 26.7%, respectively, in the corresponding periods last year.

     In the food products segment, cost of sales was 48.7% of sales for the quarter and 47.5% through nine months compared to 40.0% and 40.4%, respectively, for the corresponding periods a year ago. These increases were due to significant increases in hog costs, which averaged $54.00 per hundredweight in the third quarter of this year versus $36.00 last year, a 50% increase. The increased hog costs were not fully absorbed by price increases of the company's sausage products, ultimately leading to an estimated decline in operating profit of $5.2 million in the third quarter and $12.1 million through nine months. Although the company has raised its prices three times in the last year to help mitigate the tremendous rise in hog costs, the price increases have been limited in order to preserve market share.

Operating Wage and Fringe Benefit Expenses

     Consolidated operating wage and fringe benefit expenses represented 31.2% of sales for the quarter and 31.4% of sales through nine months compared to 31.3% and 30.4%, respectively, in the corresponding periods a year ago.

     In the restaurant segment, wages and fringes were 39.5% versus 39.2% of sales for the quarter, and 38.6% versus 36.8% of sales through nine months. The increases were the result of higher hourly labor costs (partially due to the increased minimum wage), higher managerial costs and increased health insurance expense. Specifically affecting the year-to-date comparison were labor costs associated with closing 19 restaurants this fiscal year, 15 of which were Cantina del Rios.

     In the food products segment, wages and fringes were 11.8% versus 12.5% of sales for the quarter, and 12.3% versus 12.8% of sales through nine months. The improvement in these ratios was due to the fact that the increases in food products sales were primarily the result of price increases rather than increased production. The volume of sausage produced was down for both the quarter and year-to-date.


Other Operating Expenses

     Approximately 90% of other operating expenses were in the restaurant segment; the most significant components of which were advertising, utilities, repair and maintenance, restaurant supplies, and taxes (other than income taxes). Consolidated other operating expenses represented 13.8% versus 14.4% of sales for the quarter, and 13.9% of sales for both nine-month periods. The improvement in the quarter was partially the result of lower advertising costs in the restaurant segment as well as the closing of the Ft. Worth production plant. The Ft. Worth plant was closed in late October, with its production lines shifted to other existing plants.


Selling, General and Administrative Expenses

     Consolidated selling, general and administrative expenses represented 12.0% versus 13.5% of sales for the quarter, and 12.2% versus 12.7% of sales for the nine-month period. The most significant components of selling, general and administrative expenses were wages and fringe benefits and food products promotional expenses. Increases in promotional expenses at Hickory Specialties were offset by large decreases in corporate administrative costs for both the quarter and nine-month period.

Net Income

     Consolidated net income increased $0.2 million, or 3.0%, in the third quarter in comparison to the corresponding quarter a year ago. In the restaurant segment, the improvement in same-store sales combined with large decreases in administrative expenses led to a $2.6 million (62.1%) increase in quarterly net income. Excluding the losses posted by the Cantina del Rio restaurants last year, net income improved 43.2%. Food products segment net income decreased $2.3 million, or 67.3%, and its pre-tax margin fell from 9.9% to 3.1%. The unfavorable results in the food products segment were the direct result of rapidly rising hog costs, and to a lesser extent, promotional and other expenses associated with Hickory Specialties' new charcoal plant.

     Through nine months, consolidated net income was down $8.6 million, or 24.6%. The most significant factor in this decline was the extraordinarily high hog costs. Additional factors were decreased same-store sales in the restaurant segment and expenses at Hickory Specialties.


Liquidity and Capital Resources

     Cash generated from both the restaurant and food products segments has been used as the main source of working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs and capital expansion at various times. The total bank lines of credit available is $124.4 million, of which $69.6 was outstanding at January 24, 1997.

     The company believes that funds needed for capital expenditures and working capital during the remainder of fiscal 1997 will be generated both internally and from available bank lines of credit. Longer-term financing alternatives will be evaluated by the company, especially in the event of acquisitions.


____________________
Safe Harbor Statement under the Private Securities Litigation Act of 1995: The statements contained in this filing which are not historical fact are "forward-looking statements" that involve various important risks, uncertainties and other factors which could cause the company's actual results for 1997 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include continuing high hog costs and the possibility of severe winter weather conditions where the company operates its restaurants, as well as other risks previously disclosed in the company's securities filings.

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

                                             Bob Evans Farms, Inc.
                                   ______________________________________
                                                  Registrant





                                                Daniel E. Evans
                                   ______________________________________
                                             Chairman of the Board
                                           (Chief Executive Officer)





                                             Donald J. Radkoski
                                   ______________________________________
                                     Group Vice President and Treasurer
                                         (Chief Financial Officer)



           March 7, 1997
        ___________________
               Date