Form 10-K405
period 1997-04-25
EVANS BOB FARMS INC
filed 1997-07-24
CIK 33769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 25, 1997

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________

                          Commission File Number 0-1667

                              Bob Evans Farms, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   31-4421866
--------------------------------------------      ------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                  Identification No.)

 3776 South High Street, Columbus, Ohio                      43207
--------------------------------------------      ------------------------------
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code: 614-491-2225
                                                           -------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock with $.01 par value
                        --------------------------------
                                (Title of class)

This report contains 79 pages of which this is page 1. The Exhibit Index begins at page 69.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                       -------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( x )

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value has been computed by reference to the last quoted sale price of the registrant's common stock (the only common equity), as of July 11, 1997.

         Total shares outstanding                                                           41,579,041

         Number of shares owned beneficially and/or of record by directors                   1,217,697
              and executive officers*

         Number of shares held by persons other than directors and executive                40,361,344
              officers

         Last quoted sale price                                                                 $17.50

         Market value of shares held by persons other than directors and                  $706,323,520
              executive officers

*For purposes of this computation, all executive officers and directors are included, although not all are necessarily "affiliates."

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

41,579,041 shares of common stock with $.01 par value were outstanding at July 11, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1.       Annual report to stockholders for the fiscal year ended
                  April 25, 1997 (in pertinent part, as indicated) . . . . . . . . . PART II.

         2.       Proxy statement dated Aug. 1, 1997, for the annual
                  meeting of stockholders to be held on Sept. 8, 1997
                  (in pertinent part, as indicated) . . . . . . . . . . . . . . . .  PART III.

                                     PART I

ITEM 1.  BUSINESS.
         ---------

Bob Evans Farms, Inc. (the "registrant") is a Delaware corporation incorporated on Nov. 4, 1985. It is the successor by merger to Bob Evans Farms, Inc., an Ohio corporation incorporated in 1957. BEF Holding Co., Inc. is a subsidiary of the registrant. The subsidiaries owned by BEF Holding Co., Inc. include Bob Evans Farms, Inc., an Ohio corporation ("BEF Ohio"); Owens Country Sausage, Inc. ("Owens"); Mrs. Giles Country Kitchens, Inc. ("Mrs. Giles"); and Hickory Specialties, Inc. ("Hickory Specialties"). On Oct. 16, 1995, BEF RE Holding Co., Inc. ("RE Holding") was formed as a wholly owned subsidiary of BEF Ohio and BEF REIT, Inc. was formed as a majority-owned subsidiary of BEF RE Holding Co., Inc. On April 26, 1997, Bob Evans Restaurants, Inc. ("Restaurants"), which was incorporated on April 23, 1997, became a wholly owned subsidiary of BEF Ohio and RE Holding became a wholly owned subsidiary of Restaurants. The registrant; BEF Holding Co., Inc.; RE Holding; BEF REIT, Inc.; BEF Ohio; Restaurants; Owens; Mrs. Giles; and Hickory Specialties are collectively referred to herein as the "company."

The business of the company is divided into two principal industry segments: the restaurant segment and the food products segment.

RESTAURANT SEGMENT OPERATIONS
-----------------------------
General
-------

The company operates full-service, family restaurants under the Bob Evans Restaurants, Bob Evans Restaurant & General Stores and Owens Family Restaurants names. The Restaurant & General Stores feature a combined restaurant and gift shop.

All of the company's family restaurants feature a wide variety of homestyle menu offerings designed to appeal to its customers. Breakfast entree items are featured and served all day. The restaurants are typically open from 6 a.m. until 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday for most locations. Approximately 62% of total revenues from restaurant operations are generated from 6 a.m. to 4 p.m., with the balance generated from 4 p.m. to closing. Sales on Saturday and Sunday account for approximately 40% of a typical week's revenues.

The company's restaurants are supplied with food and inventory items (other than sausage products, related meat items and certain salad products) by four independent food distributors twice a week. Sausage products, other related meat items and certain salad products are supplied by the company to each restaurant by the company's driver-salesmen, with the exception of the restaurants located in Florida and South Carolina, which are supplied by independent food distributors.

                   RESTAURANTS IN OPERATION AT APRIL 25, 1997

                    --------------------- --------------- ------------ ---------- ---------------
                                           Traditional      General      Owens        Total
                                                            Stores                 Restaurants
                    --------------------- --------------- ------------ ---------- ---------------
                    Delaware                           4                                       4
                    --------------------- --------------- ------------ ---------- ---------------
                    Florida                           24            1                         25
                    --------------------- --------------- ------------ ---------- ---------------
                    Illinois                          17                                      17
                    --------------------- --------------- ------------ ---------- ---------------
                    Indiana                           48                                      48
                    --------------------- --------------- ------------ ---------- ---------------
                    Iowa                               1                                       1
                    --------------------- --------------- ------------ ---------- ---------------
                    Kentucky                          14                                      14
                    --------------------- --------------- ------------ ---------- ---------------
                    Maryland                          11                                      11
                    --------------------- --------------- ------------ ---------- ---------------
                    Michigan                          36                                      36
                    --------------------- --------------- ------------ ---------- ---------------
                    Missouri                          10            1                         11
                    --------------------- --------------- ------------ ---------- ---------------
                    New Jersey                         1                                       1
                    --------------------- --------------- ------------ ---------- ---------------
                    New York                          13                                      13
                    --------------------- --------------- ------------ ---------- ---------------
                    Ohio                             142            1                        143
                    --------------------- --------------- ------------ ---------- ---------------
                    Pennsylvania                      24            1                         25
                    --------------------- --------------- ------------ ---------- ---------------
                    South Carolina                                  1                          1
                    --------------------- --------------- ------------ ---------- ---------------
                    Tennessee                          4            1                          5
                    --------------------- --------------- ------------ ---------- ---------------
                    Texas                                                     13              13
                    --------------------- --------------- ------------ ---------- ---------------
                    Virginia                          10                                      10
                    --------------------- --------------- ------------ ---------- ---------------
                    West Virginia                     15            1                         16
                    --------------------- --------------- ------------ ---------- ---------------
                    TOTAL                            374            7         13             394
                    --------------------- --------------- ------------ ---------- ---------------


During the company's 1997 fiscal year, 23 restaurants were opened, the majority of which were in the company's existing market area.

From time to time, restaurants are evaluated and closed due to a changing market, lack of profit, low performance or a change in access or building safety. During the 1997 fiscal year, the company closed its 15 Cantina del Rio Mexican restaurants because of the concept's lower-than-expected performance. In addition, three Bob Evans Restaurants were closed in Seminole, Searstown and Tampa, Fla., and one Bob Evans Restaurant & General Store was closed in Williamsburg, Va., due to their inability to perform to company expectations.

The company has typically opened restaurants in areas where a strong consumer awareness and acceptance of its sausage products has been established over the years. It has deviated from this practice only in Florida and South Carolina, where the company has 25 restaurants and one restaurant, respectively, but does not have sausage distribution. Additionally, during fiscal 1998, the company will build its first Bob Evans Restaurant in North Carolina, where sausage is currently not distributed.

Seasonality
-----------

Certain restaurant locations, which are near major interstate highways, experience increased revenues during the summer travel season.

Competition
-----------

The company's restaurant segment is engaged in an intensely competitive business. The company's restaurants compete directly with both local and national family restaurant and fast-food chains, as well as with individual restaurant operators, for favorable sites for expansion, as well as for customer acceptance. The company's restaurant segment sales are not a significant factor in the overall restaurant business in the company's market areas.

Sources and Availability of Raw Materials
-----------------------------------------

Menu mix in the restaurant segment is varied enough that raw materials have historically been readily available; however, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. The restaurant segment experienced a slight decrease in food costs during the company's 1997 fiscal year, and the company does not expect food costs to fluctuate significantly during its 1998 fiscal year.

Advertising
-----------

The company spent approximately $25,749,000 in the restaurant segment for advertising during its 1997 fiscal year. Seventy-seven percent of the advertising dollars were spent on television, radio, print and outdoor advertising. The remaining dollars were spent primarily on the in-store promotion of programs such as Breakfast Breaks and LunchSavors. These programs were developed to increase sales during the weekday via variety, speed and value pricing. The company has typically not used coupons, except in certain outlying markets where it is attempting to gain new customer trial.

Carryout Business
-----------------

During fiscal 1997, carryout business in the company's restaurants accounted for 3% of the total revenues generated in the restaurant segment. The company's restaurants do not have a drive-through or pick-up window for carryout business.

Research and Development
------------------------

The company is continuously testing new food items in its search for new and improved menu offerings to appeal to its customer base and to satisfy changing eating trends. During fiscal 1997, the company reduced the number of items on its menu to focus on premium, homestyle offerings. Product development has been concentrated on new and unique homestyle options, as well as quality enhancements to some of the company's best-selling items. The company's Breakfast Breaks and LunchSavors programs, designed to drive weekday sales, continue to be refreshed to maintain the program's success. Research and development expenses, to date, have not been material.

Restaurant Expansion
--------------------

The company plans to build and open approximately 20 new restaurants during the 1998 fiscal year, divided somewhat equally between urban areas and small towns. New restaurants will have either 167 seats, the company's traditional restaurant; or 129 seats, the new prototype for locations with smaller populations. The company will not build additional "small-town" restaurants of 97 seats, as the 129-seat design is expected to be more efficient. In fact, 20 of the "small-town" restaurants have been expanded to better meet customer and company expectations. Future restaurant growth will depend on the availability of sites, as well as restaurant industry trends. The company believes, however, that it can continue with its planned expansion and is actively seeking quality restaurant sites, not only in its present market areas, but in new market areas as well.

Trademarks, Service Marks and Licenses
--------------------------------------

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

FOOD PRODUCTS SEGMENT OPERATIONS
--------------------------------

Principal Products and Procurement Methods
------------------------------------------

The company's traditional business in its food products segment has been the production and distribution of approximately 35 varieties of fresh, smoked and fully cooked pork sausage and ham products under the brand names of Bob Evans Farms and Owens Country Sausage. In recent years, the company has devoted more time and effort on both new product development and sales of its pork sausage and ham products to institutional and foodservice purchasers. The company also has a frozen foods division which creates new points of distribution and marketing strategies for its new frozen food products.

During the last several years, the company has expanded its product line in the Bob Evans and Owens markets to include convenience items for meals and snacks that are microwaveable. During the 1997 fiscal year, the company introduced a new Snackwich product, mini-hotcakes with a maple sausage patty. In the frozen foods division, distribution of frozen white dinner rolls and buttermilk biscuits was expanded to most Bob Evans markets. Additionally, in the fall of 1996 eight frozen Homestyle Recipe Entrees were introduced in Cleveland. Because of favorable customer acceptance, the products were then expanded to Cincinnati and Columbus, Ohio, and Buffalo and Rochester, N.Y., during the spring of 1997.

Since 1991, the company has offered fresh, prepared salads in its food products segment. The refrigerated, deli salads are intended as convenience items for meals, and include deluxe macaroni salad, Italian pasta salad, homestyle potato salad, chunky chicken salad, tuna salad, classic cole slaw, pimento cheese spread and smokehouse baked beans. The deli items manufactured by Mrs. Giles are distributed principally in the southern and southeastern markets of the United States under the grocer's name or Mrs. Giles and Mrs. Kinser's brand names. Co-branded Mrs. Kinser's/Bob Evans salads are currently being marketed in more than half of the Bob Evans marketing areas.

Through Hickory Specialties, the company is also involved in food-related products which complement its existing food products business. Hickory Specialties produces premium-quality charcoal and liquid smoke flavorings. Brand names produced by the company include Nature-Glo, Old Hickory, Jack Daniels, Zesti Smoke, Wildfire Gourmet Hickory Charcoal and Woodstone Gas Grill Briquettes. Hickory Specialties' products are marketed nationwide, and the company is exploring various opportunities abroad, especially with respect to its liquid smoke flavorings products.

During the 1997 fiscal year, the food products segment of the company continued to produce specialty items for its institutional and foodservice customers. These products are made to customer specifications, and include fresh sausage links and patties, sausage gravy, and biscuit sandwiches. Although this segment of the business does not command the higher margins that branded items do, it gives the company incremental volume in the production plants. Foodservice volume accounts for less than 10 percent of the company's total volume sold and is expected to remain in that range in the 1998 fiscal year. The company is also marketing its prepared salad products to institutional and foodservice customers.

                                                        % of Food Products Segment Revenues
                                                                FISCAL YEAR ENDED
                                     ------------------------------------------------------------------------
                                     APRIL 25, 1997               APRIL 26, 1996               APRIL 28, 1995
                                     --------------               --------------               --------------


Sales of Bob Evans                        57%                           56%                          54%
  Products

Sales of Owens                            20%                           21%                          22%
  Country Sausage
  Products

Sales of Mrs. Giles                        9%                           10%                          11%
  Salad Products

Sales of Hickory                          14%                           13%                          13%
  Specialties Products

The company's pork sausage and ham products are produced in the company's six processing plants located in Xenia, Bidwell and Springfield, Ohio; Hillsdale, Mich.; Galva, Ill.; and Richardson, Texas. The Springfield, Ohio, and Hillsdale, Mich., plants are producing the products for sale to foodservice distributors.

Live hogs are procured from terminals; local auctions and country markets; and corporate and family farms in Ohio, Indiana, Illinois, Iowa, North Carolina, Kansas, Michigan, Nebraska, South Dakota, Pennsylvania, Wisconsin, Minnesota, West Virginia, Missouri, Oklahoma and Texas at daily prevailing market prices. The company does not contract in advance for the purchase of live hogs. Live hogs procured in these markets are purchased by an employee of the company. Live hogs are then transported overnight directly from the various markets and farms in which they were purchased to five of the company's processing plants where they are slaughtered and processed into various pork sausage products. These products, in turn, are shipped daily from the plant facilities for distribution to the company's customers. To date, the company has experienced no difficulty in procurring live hogs for its pork sausage products.

All of the company's prepared salad products are produced at the company's plant in Lynchburg, Va. Food items used in the manufacture of the company's salad products include potatoes, cheese, eggs, macaroni and other pastas, fresh vegetables, chicken, tuna and salad dressings. These items are purchased by the company directly from various suppliers. The company believes that there are a number of suppliers of the items used in its salad products and that its sources of supply of these items are adequate for its needs.

The Hickory Specialties charcoal products are produced at the company's plants in Crossville, Tenn., and Summer Shade, Ky.; and the Hickory Specialties liquid smoke flavoring products are produced at the company's plants in Crossville, Tenn.; Greenville, Mo.; and Summer Shade, Ky. Liquid smoke and charcoal briquets complement each other by utilizing common raw material sources which are wood waste materials generated by a variety of wood processing industries. The company has experienced no difficulty in obtaining raw materials for its Hickory Specialties products and anticipates no future difficulty in that regard.

Distribution Methods
--------------------

The company uses two delivery methods for Bob Evans products:

(1) Primarily, the direct store delivery system (i.e., the company's products are not warehoused, but are delivered to grocery stores as described below) is used for the retail distribution of the sausage, biscuit and other products bearing the Bob Evans brand name. One hundred three driver-salesmen, employed by the company and driving company-owned refrigerated trucks, deliver the company's products directly to more than 8,500 supermarkets and independent retail groceries.

(2) During the 1997 fiscal year, the company continued to test alternate distribution methods for its sausage products, and as a result, Bob Evans brand products are available through a warehouse in the Greater New York City area and upstate New York, and a distributor in Madison and Milwaukee, Wis., on a limited basis. A warehouse is also used for the frozen foods division which was established during fiscal 1996.

The marketing territory for Bob Evans brand products as well as the Bob Evans/Mrs. Kinser's Salads includes Ohio, Michigan, Indiana, Illinois, Maryland, Delaware and the District of Columbia, as well as portions of New Jersey, New York, Iowa, Mississippi, Pennsylvania, Missouri, Tennessee, Georgia, Alabama, Virginia, Kentucky, West Virginia and Wisconsin.

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

Distribution to the company's foodservice customers is accomplished through food brokers and distributors.

Mrs. Giles and Mrs. Kinser's salad products are distributed to more than 4,500 supermarkets and independent groceries in three ways:

(1) through direct store delivery by company employees to customers within the Bob Evans Farms marketing territory

(2) through food brokers and distributors

(3) through direct shipment to customers

The marketing territory for Mrs. Giles and Mrs. Kinser's salad products includes Alabama, Florida, Georgia, Kentucky, Louisiana, Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Mississippi, New York, District of Columbia and New Jersey.

Hickory Specialties charcoal products are distributed nationwide to grocery stores, mass merchandisers and foodservice distributors, and its liquid smoke flavoring products are distributed nationally and internationally to food products manufacturers and pet food manufacturers, through brokers and distributors and through direct shipment to customers.

Inventory Levels
----------------

All of the company's sausage products and salad products are highly perishable in nature and require proper refrigeration. Shelf life of the sausage products ranges from 18 to 45 days; of the Mrs. Kinser's/Bob Evans salads from 21 to 28 days; and of the Mrs. Giles salad products from 15 to 45 days. Due to the highly perishable nature and short shelf life of the company's food products, the company's processing plants normally process only enough product to fill existing orders. Therefore, the company maintains minimal inventory levels of sausage and salad products because such products are generally manufactured only to meet existing demand and are delivered to retail outlets within a three-day period after processing.

Hickory Specialties products are not perishable in nature. Although such products are manufactured throughout the year, the highest level of production of charcoal briquettes occurs in the winter months in anticipation of the peak selling season for charcoal from April through September.

Trademarks and Service Marks
----------------------------

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

Competition and Seasonality
---------------------------

The sausage business is highly competitive. It is also seasonal to the extent that more pounds of fresh sausage are typically sold during the colder winter months from October through April. The company continues to promote products for summer outdoor grilling in an attempt to create more volume during the summer months. The company competes primarily on the basis of the price and quality of its sausage products. The company is in direct competition with a large number and variety of producers and wholesalers of similar products, including companies active both locally and nationally, companies engaged in a general meat packing business and companies in the same specialized field. Many such competitors have substantially greater financial resources and higher volumes of total sales than the company. The company believes that sales of its products constitute a significant portion of sales of sausage of comparable price and quality in the majority of its market areas.

The salad products business is also highly competitive. Further, it is seasonal to the extent that more salad products are typically sold during the warmer spring and summer months from April through September. The company competes primarily on the basis of the price and quality of its salad products. The company is in direct competition with a large number and variety of producers and wholesalers of similar products, including companies active both locally and nationally, companies engaged in a general deli business and companies in the same specialized field. Many of such competitors have substantially greater financial resources and higher volumes of total sales than the company. The company believes that sales of its products constitute a small portion of sales of salad products of comparable price and quality in the majority of its market areas.

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

The company is aware of only one major competitor, Red Arrow Products Co., Inc., in its liquid smoke flavoring business. The company believes that Hickory Specialties' liquid smoke products account for a majority of the liquid smoke flavorings produced and sold in the United States.

Advertising
-----------

During the 1997 fiscal year, the company spent approximately $10,389,000 for advertising of its sausage and salad products, and approximately $703,000 for advertising of its charcoal and liquid smoke flavoring products. Approximately 85% of these amounts was spent on television, radio and newspaper media. The remaining 15% was spent for various promotional programs throughout the year in an attempt to maintain and gain market share for its products.

Dependence on a Single Customer
-------------------------------

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

Sales on Credit; Aged Product
-----------------------------

The company typically allows seven to 30-day terms on the sales of its salad and sausage products, and up to 60 days on its charcoal products. The company has not experienced any significant bad debt problems, nor has the return of aged product had a significant effect on the company.

Sources and Availability of Raw Materials
-----------------------------------------

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

The principal raw materials used by the company in the manufacture of the Hickory Specialties products are wood waste materials generated in a variety of wood processing industries. All are available from a wide range of suppliers. The company has experienced no difficulty in obtaining raw materials for the Hickory Specialties products and anticipates no future difficulty.

Expansion of Distribution Area
------------------------------

During fiscal year 1997, the company introduced a line of Bob Evans frozen dinner entrees in parts of Ohio and New York. Distribution of frozen dinner rolls and buttermilk biscuits was expanded to parts of Indiana, Michigan and Pennsylvania.

The company has no current plans for further geographic expansion of its distribution area for Bob Evans Sausage, Owens Country Sausage, Mrs. Giles salad products or the charcoal and liquid smoke flavoring products manufactured by Hickory Specialties in the 1998 fiscal year.

Profit Margins Related to Sausage Production
--------------------------------------------

The company's profit margins for the portion of the company's business relating to sausage production are normally more favorable during periods of lower live hog costs. During the 1997 fiscal year, the company experienced higher-than-normal live hog costs. The company expects live hog costs to remain moderate-to-high during the next 12 months.

EMPLOYEES
---------

The company had in its employment 27,457 persons in the restaurant segment and 1,918 persons in the food products segment as of April 25, 1997.

COMPLIANCE WITH ENVIRONMENTAL PROTECTION REQUIREMENTS
-----------------------------------------------------

The company does not anticipate that compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings or the competitive position of the company.

SALES, OPERATING PROFIT AND IDENTIFIABLE ASSETS
-----------------------------------------------

The following table sets forth, for each of the company's last three fiscal years, the amounts of revenue from intersegment sales of its food products and the amounts of revenue from sales to unaffiliated customers, operating profit and identifiable assets attributable to each of the company's industry segments:

                                                                         FISCAL YEAR ENDED
                                                 ---------------------------------------------------------------
                                                    April 25,                 April 26,              April 28,
                                                      1997                      1996                   1995
                                                 -------------             -------------           -------------
Sales:
------

     Intersegment Sales of
       Food Products:                            $  36,769,000             $  36,638,000           $  31,277,000

     Food Products (excluding
       intersegment sales):                        227,241,000               216,564,000             216,759,000

     Restaurant Operations:                        594,914,000               590,063,000             550,209,000

Operating Profit:
-----------------

     Food Products:                                  6,908,000                17,169,000              26,726,000

     Restaurant Operations:                         50,892,000                29,384,000              60,135,000

Identifiable Assets:
--------------------

     Food Products:                                113,875,000               112,091,000              89,980,000

     Restaurant Operations:                        431,332,000               403,029,000             388,083,000

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

The statements contained in this Form 10-K which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the company's actual results for 1998 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks and uncertainties set forth under the caption "Management's Discussion of Risk Factors," at page 35 of the registrant's annual report to stockholders for the fiscal year ended April 25, 1997, as well as other assumptions, risks, uncertainties and factors previously disclosed in this Form 10-K, the company's securities filings and press releases.

ITEM 2.  PROPERTIES.
         -----------

The materially important properties of the company, in addition to those described below, consist of its executive offices located at 3776 South High Street, Columbus, Ohio, a 937-acre farm located in Rio Grande, Ohio, and a 30-acre farm located in Richardson, Texas. The two farm locations support the company's heritage and image through educational and recreational tourist activities.

RESTAURANT SEGMENT
------------------

Of the 394 restaurants operated by the company, 343 are owned in fee and 51 are leased from unaffiliated persons. All lease agreements contain either multiple renewal options or options to purchase.

FOOD PRODUCTS SEGMENT
---------------------

The food products segment has six sausage manufacturing plants -- three in Ohio; and one each in Texas, Michigan and Illinois; one prepared salads manufacturing plant in Virginia; one charcoal/liquid smoke manufacturing plant in each of Tennessee and Kentucky; and one liquid smoke manufacturing plant in Missouri. All of these properties are owned in fee by the company. The company owns regional sales offices in Westland, Mich., and in Houston, San Antonio, Lubbock and Tyler, Texas. In addition, various other locations are rented by the company throughout its marketing territory which serve as regional and divisional sales offices.

ITEM 3.       LEGAL PROCEEDINGS.
              ------------------

There are no pending legal proceedings to which the company or any of its subsidiaries is a party or to which any of their respective properties are subject, except routine legal proceedings to which they are parties incident to their respective businesses. None of such proceedings are considered by the company to be material.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              ----------------------------------------------------

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following table sets forth the executive officers of the registrant and certain information with respect to each executive officer. Unless otherwise indicated, each person has held his or her principal occupation for more than five years. The executive officers are appointed by and serve at the pleasure of the Board of Directors.

Name, Age and Position with the
Registrant; Period of Service as an Officer                Principal Occupations for Past Five Years and
of the Registrant                                          Other Information
-------------------------------------------                ---------------------------------------------

Daniel E. Evans, age 60; Chairman of the Board,            Chairman of the Board, Chief Executive Officer and
Chief Executive Officer, Secretary and a Director          Secretary since 1971 of the registrant.
of the registrant; 41 years as an officer of the
registrant.

Donald J. Radkoski, age 42, Group Vice President -         Group Vice President - Finance Group since 1994,
Finance Group, Treasurer and Chief Financial               Treasurer and Chief Financial Officer since 1993,
Officer of the registrant; nine years as an officer        Senior Vice President in 1993, Vice President of
of the registrant.                                         Finance and Assistant Treasurer from 1989 to 1993,
                                                           and Assistant Treasurer from 1988 to 1989, of the
                                                           registrant.

Stewart K. Owens, age 42; President, Chief                 President and Chief Operating Officer since 1995,
Operating Officer and a Director of the registrant;        Executive Vice President and Chief Operating
seven years as an officer of the registrant.               Officer from 1994 to 1995, and Group Vice President -
                                                           Food Products Group from 1990 to 1993, in each case of
                                                           the registrant. President and Chief Operating Officer
                                                           of Owens Country Sausage, Inc., a subsidiary of the
                                                           registrant, from 1984 to 1996.

Larry C. Corbin, age 55; Executive Vice President -        Executive Vice President - Restaurant Division
Restaurant Division and a Director of the                  since 1995, Senior Group Vice President -
registrant; 29 years as an officer of the                  Restaurant Operations Group from 1994 to 1995,
registrant.                                                Group Vice President - Business Development from
                                                           1990 to 1993, Executive Vice President, Operations
                                                           and Development, Restaurant Division, from 1988 to
                                                           1990, Senior Vice President, Operations and
                                                           Development, Restaurant Division, from 1987 to
                                                           1988, and Senior Vice President, Operations,
                                                           Restaurant Division, from 1974 to 1987, of the
                                                           registrant.

Roger D. Williams, age 46; Executive Vice President        Executive Vice President - Food Products Division
- Food Products Division of the registrant; 17             since 1997, Executive Vice President - Food
years as an officer of the registrant.                     Products/Marketing/ Purchasing/Technical Services
                                                           from 1995 to 1997, Senior Group Vice President Food
                                                           Products/Marketing/ Purchasing/ Technical Services
                                                           from 1994 to 1995, Group Vice President Marketing &
                                                           Purchasing/Technical Services from 1990 to 1993,
                                                           Senior Vice President, Director of Marketing,
                                                           Restaurant Division, from 1988 to 1990, and Vice
                                                           President, Director of Marketing, Restaurant
                                                           Division, from 1980 to 1988, of the registrant.

Howard J. Berrey, age 55; Group Vice President -           Group Vice President - Real Estate/ Construction &
Real Estate/Construction & Engineering Group of the        Engineering Group since 1990, Senior Vice
registrant; 19 years as an officer of the resistrant.      President, Director of Real Estate, Restaurant
                                                           Division, from 1988 to 1990, and Vice President,
                                                           Director of Real Estate, Restaurant Division, from
                                                           1978 to 1988, of the registrant.

James B. Radebaugh, age 49; Group Vice President -         Group Vice President - Administration & Human
Administration & Human Resources Group of the              Resources Group since 1994, Group Vice President -
registrant; seven years as an officer of the               Corporate Development from 1990 to 1993, and Vice
registrant.                                                President in 1990, of the registrant.

Mary L. Cusick, age 41; Vice President -Corporate          Vice President - Corporate Communications since
Communications since 1990; seven years as an               1990, Director of Corporate Communications from
officer of the registrant.                                 1981 to 1990, of the registrant.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              -------------------------------------------------------------
              MATTERS.
              --------

In accordance with General Instruction G(2), the information contained under the subcaption "Stock Price Ranges and Dividends," at page 20 of registrant's annual report to stockholders for the fiscal year ended April 25, 1997, is incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA.
              ------------------------

In accordance with General Instruction G(2), the information for the years 1988 through 1997 contained under the subcaption "Comparative Highlights for Ten Years," at page 20 of the registrant's annual report to stockholders for the fiscal year ended April 25, 1997, is incorporated herein by reference.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATION.
              ---------------------

In accordance with General Instruction G(2), the information contained under the caption "Management's Discussion and Analysis of Selected Financial Information," at pages 32, 33 and 34 of the registrant's annual report to stockholders for the fiscal year ended April 25, 1997, is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
            -----------------------------------------------------------

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
            --------------------------------------------

The financial statements included on pages 22 through 30 and the auditor's report thereon included on page 31 of the registrant's annual report to stockholders for the fiscal year ended April 25, 1997, are incorporated herein by reference.

The "Quarterly Financial Data" included in Note I of the notes to consolidated financial statements on page 30 of the registrant's annual report to stockholders for the fiscal year ended April 25, 1997, is also incorporated herein by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL DISCLOSURE.
              ---------------------

Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
              ---------------------------------------------------

In accordance with General Instruction G(3), the information contained under the caption "ELECTION OF DIRECTORS" in the registrant's definitive proxy statement dated Aug. 1, 1997, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of the Registrant." The registrant is not required to make any disclosure pursuant to Item 405 of Regulation S-K.

ITEM 11.      EXECUTIVE COMPENSATION.
              -----------------------

In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION/STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the registrant's proxy statement dated Aug. 1, 1997, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the report of the compensation/stock option committee of the registrant's board of directors on executive compensation nor the performance graph included in the registrant's proxy statement dated Aug. 1, 1997, shall be deemed to be incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
              ---------------------------------------------------------------

In accordance with General Instruction G(3), the information contained under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the registrant's definitive proxy statement dated Aug. 1, 1997, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
              -----------------------------------------------

In accordance with General Instruction G(3), the information contained under the caption "ELECTION OF DIRECTORS" in the registrant's definitive proxy statement dated Aug. 1, 1997, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
              ----------------------------------------------------------------

(a)    Documents Filed as Part of this Report
       --------------------------------------

       1 & 2      Financial Statements and Financial Statement Schedules:

                  The response to this portion of Item 14 is submitted as a separate section of this report. See the "List of Financial Statements" at page 26.

       3          Exhibits:

       Exhibits filed with this annual report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 69. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this annual report on Form 10-K.

                  Executive Compensation Plans and Arrangements
                  ---------------------------------------------

Exhibit No.             Description                                   Location
-----------             -----------                                   --------

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

10(b)                   Amendment No. 1 to the                        Incorporated herein
                        Bob Evans Farms, Inc.                         by reference to
                        and Affiliates 401K                           Exhibit 10(b) to the
                        Retirement Plan                               Registrant's Annual
                                                                      Report on Form 10-K
                                                                      for the fiscal year
                                                                      ended April 26, 1996
                                                                      (File No. 0-1667)


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

10(e)                   Agreement, dated                              Incorporated herein
                        Feb. 24, 1989,                                by reference to
                        between Daniel E. Evans                       Exhibit 10(g) to the
                        and Bob Evans Farms,                          Registrant's Annual Report on
                        Inc.; and Schedule A to                       10-K for its fiscal year
                        Exhibit 10(e)                                 ended April 28, 1989
                        identifying other                             (File No. 0-1667);
                        substantially identical                       Page 73
                        Agreements between
                        Bob Evans Farms,
                        Inc. and certain of the
                        executive officers of Bob
                        Evans Farms, Inc.

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

(b)    Reports on Form 8-K
       -------------------

       There were no current reports on Form 8-K filed during the fiscal quarter ended April 25, 1997.

(c)    Exhibits
       --------

       See Item 14(a) (3) above.

(d)    Financial Statement Schedules
       -----------------------------

       All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Bob Evans Farms, Inc.

July 22, 1997                       By:  /s/ Donald J. Radkoski
                                        ------------------------
                                            Donald J. Radkoski
                                            Group Vice President-Finance Group
                                            and Treasurer (Chief
                                            Financial Officer & Chief
                                            Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                                  Date
---------                                            -----                                  ----

/s/ Daniel E. Evans                                  Chairman of the Board,                 July 22, 1997
-----------------------------------                  Chief Executive
Daniel E. Evans                                      Officer and Secretary


/s/ Larry C. Corbin                                  Director                               July 22, 1997
-----------------------------------
Larry C. Corbin


/s/ Daniel A. Fronk                                  Director                               July 22, 1997
------------------------------------
Daniel A. Fronk

/s/ Michael J. Gasser                                Director                               July 22, 1997
------------------------------------
Michael J. Gasser


/s/ Cheryl L. Krueger                                Director                               July 22, 1997
------------------------------------
Cheryl L. Krueger


/s/ G. Robert Lucas II                               Director                               July 22, 1997
------------------------------------
G. Robert Lucas II


/s/ Stewart K. Owens                                 Director                               July 22, 1997
------------------------------------
Stewart K. Owens


/s/ Robert E.H. Rabold                               Director                               July 22, 1997
------------------------------------
Robert E.H. Rabold


/s/ Robert S. Wood                                   Director                               July 22, 1997
------------------------------------
Robert S. Wood


/s/ Donald J. Radkoski                               Group Vice President-                  July 22, 1997
------------------------------------                 Finance Group and Treasurer
Donald J. Radkoski                                   (Chief Financial Officer
                                                     & Chief Accounting Officer)

                           ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a)(1) and (2)

                          LIST OF FINANCIAL STATEMENTS

                        FISCAL YEAR ENDED APRIL 25, 1997

                              BOB EVANS FARMS, INC.

                                 COLUMBUS, OHIO

FORM 10-K -- ITEM 14(a) (1) and (2)

BOB EVANS FARMS, INC.

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Bob Evans Farms, Inc. and its subsidiaries, included in the Annual Report of the Registrant to its stockholders for the fiscal year ended April 25, 1997, are incorporated by reference in Item 8:

         Consolidated Balance Sheets -- April 25, 1997 and April 26, 1996

         Consolidated Statements of Income -- Years ended April 25, 1997, April 26, 1996 and April 28, 1995

         Consolidated Statements of Stockholders' Equity -- Years ended April 25, 1997, April 26, 1996 and April 28, 1995

         Consolidated Statements of Cash Flows -- Years ended April 25, 1997, April 26, 1996 and April 28, 1995

         Notes to Consolidated Financial Statements -- April 25, 1997

         Report of Ernst & Young LLP, Independent Auditors

Consolidated Financial Review

Bob Evans Farms, Inc. and Subsidiaries

Comparative Highlights for Ten Years

                                                                                                          Income
                                                                                           Income       Per Share        Cash
                                                                                           Before         Before        Dividends
                           Long-Term                     Income Before      Income      Extraordinary   Extraordinary     Per
Year     Total Assets      Debt             Net Sales    Income Taxes       Taxes           Gain           Gain          Share

1997    $564,079,000      $1,587,000       $822,155,000   $56,992,000     $20,916,000   $36,076,000      $ .86            $.32
1996*    535,813,000       1,927,000        806,627,000    46,745,000      17,529,000    29,216,000        .69             .32
1995     488,101,000       2,250,000        766,968,000    86,869,000      33,359,000    53,510,000       1.27             .29
1994     413,875,000            -           699,038,000    76,514,000      28,332,000    48,182,000       1.15             .27
1993     363,075,000            -           653,176,000    68,540,000      25,478,000    43,062,000       1.03             .25
1992     325,538,000       1,200,000        556,304,000    62,409,000      23,080,000    39,329,000        .94             .21
1991     287,254,000       1,600,000        501,305,000    53,882,000      20,247,000    33,635,000        .81             .20
1990     260,643,000       2,000,000        454,339,000    44,046,000      16,301,000    27,745,000        .65             .19
1989     244,198,000       2,400,000        419,529,000    48,754,000      18,091,000    30,663,000        .71             .17
1988     219,448,000       2,800,000        395,061,000    48,343,000      19,014,000    29,329,000        .68             .17

* Includes pre-tax loss of $22,000,000 on the write - down of assets, which reduced the income tax provision by $8,209,000 and decreased net income by $13,791,000, or $0.33 per share. (See Note G)

Stock Price Ranges and Dividends

         The common stock of the company is traded on the NASDAQ National Market and is identified by the symbol BOBE. The approximate number of holders of the company's common stock at May 23, 1997, was 43,570. The high and low closing bid quotations for the company's common stock, as reported on NASDAQ, and cash dividends declared thereon for each fiscal quarter (13 weeks) of the company's past two fiscal years have been as follows:

                                                            Cash
                                                            Dividends
Fiscal Year                 High          Low               Per Share

1997
1st Quarter               $17               $13 1/2          $.08
2nd Quarter                14 7/8            12 3/4           .08
3rd Quarter                13 7/8            12 1/8           .08
4th Quarter                14 1/4            13               .08

1996

1st Quarter               $21 1/8           $19 1/4          $.08
2nd Quarter                19 1/2            16 7/8           .08
3rd Quarter                19 1/4            15 15/16         .08
4th Quarter                17 1/8            15 1/4           .08

See Notes to Consolidated Financial Statements

Comparative Highlights by Segment

Bob Evans Farms, Inc. and Subsidiaries

Restaurant Segment

                                                                                       Income
                                                                        Income        Per Share
                                                                        Before          Before
                                    Income Before      Income         Extraordinary  Extraordinary
Year              Net Sales         Income Taxes       Taxes             Gain            Gain

1997             $594,914,000      $51,121,000      $18,621,000       $32,500,000      $.77
1996*             590,063,000       29,504,000       10,739,000        18,765,000       .44
1995              550,209,000       60,234,000       22,789,000        37,445,000       .89
1994              495,129,000       56,973,000       20,975,000        35,998,000       .86
1993              457,396,000       51,254,000       19,057,000        32,197,000       .77
1992              397,583,000       44,258,000       16,426,000        27,832,000       .67
1991              358,248,000       40,277,000       15,205,000        25,072,000       .60
1990              322,266,000       34,288,000       12,579,000        21,709,000       .51
1989              293,531,000       31,599,000       11,451,000        20,148,000       .47
1988              259,226,000       30,750,000       11,957,000        18,793,000       .43

* Includes pre-tax loss of $21,370,000 on the write - down of assets, which reduced the income tax provision by $7,969,000 and decreased net income by $13,401,000, or $0.32 per share. (See Note G)

Food Products Segment

                                                                                        Income
                                                                          Income      Per Share
                                                                          Before        Before
                                    Income Before       Income        Extraordinary   Extraordinary
Year              Net Sales         Income Taxes        Taxes             Gain           Gain

1997             $227,241,000     $  5,871,000     $  2,295,000       $ 3,576,000      $.09
1996*             216,564,000       17,241,000        6,790,000        10,451,000       .25
1995              216,759,000       26,635,000       10,570,000        16,065,000       .38
1994              203,909,000       19,541,000        7,357,000        12,184,000       .29
1993              195,780,000       17,286,000        6,421,000        10,865,000       .26
1992              158,721,000       18,151,000        6,654,000        11,497,000       .27
1991              143,057,000       13,605,000        5,042,000         8,563,000       .21
1990              132,073,000        9,758,000        3,722,000         6,036,000       .14
1989              125,998,000       17,155,000        6,640,000        10,515,000       .24
1988              135,835,000       17,593,000        7,057,000        10,536,000       .25

* Includes pre-tax loss of $630,000 on the write - down of assets, which reduced the income tax provision by $240,000 and decreased net income by $390,000, or $0.01 per share. (See Note G)

See Notes to Consolidated Financial Statements



Consolidated Balance Sheets

Bob Evans Farms, Inc. and Subsidiaries

                                                             April 25, 1997    April 26, 1996
Assets
Current Assets
         Cash and equivalents                                  $ 12,283,000     $ 14,369,000
         Trade accounts receivable                               16,394,000       14,509,000
         Inventories                                             23,600,000       20,876,000
         Federal and state income taxes                             635,000             --
         Deferred income taxes                                    6,182,000        5,882,000
         Prepaid expenses                                         2,329,000        3,263,000
                                                               ------------     ------------
                  Total Current Assets                           61,423,000       58,899,000

Property, Plant and Equipment
         Buildings                                              335,712,000      312,084,000
         Machinery and equipment                                179,134,000      166,824,000
         Other                                                   21,952,000       20,919,000
                                                               ------------     ------------
                                                                536,798,000      499,827,000
         Less accumulated depreciation                          214,684,000      199,606,000
                                                               ------------     ------------
                                                                322,114,000      300,221,000
         Land                                                   145,031,000      141,399,000
         Construction in progress                                 5,876,000        5,623,000
                                                               ------------     ------------
                  Net Property, Plant and Equipment             473,021,000      447,243,000

Other Assets
         Deposits and other                                       3,403,000        2,955,000
         Long-term investments                                    5,101,000        4,893,000
         Deferred income taxes                                   10,080,000        9,918,000
         Cost in excess of net assets acquired                    9,938,000       10,477,000
         Other intangible assets                                  1,113,000        1,428,000
                                                               ------------     ------------
                  Total Other Assets                             29,635,000       29,671,000
                                                               ------------     ------------
                                                               $564,079,000     $535,813,000
                                                               ============     ============
Liabilities and Stockholders' Equity
Current Liabilities

         Line of credit                                        $ 68,880,000     $ 59,655,000
         Accounts payable                                         7,119,000        5,940,000
         Dividends payable                                        3,327,000        3,382,000
         Federal and state income taxes                                --            535,000
         Accrued wages and related liabilities                   13,438,000       14,245,000
         Other accrued expenses                                  36,085,000       32,674,000
                                                               ------------     ------------
                  Total Current Liabilities                     128,849,000      116,431,000

Long-Term Liabilities
         Deferred income taxes                                   10,836,000        8,300,000
         Notes payable (net of discount of $303,000 at
         April 25, 1997,  and $443,000 at April 26, 1996)         1,587,000        1,927,000
                                                               ------------     ------------
                  Total Long-Term Liabilities                    12,423,000       10,227,000

Stockholders' Equity
         Common stock, $.01 par value; authorized
         100,000,000 shares;issued 42,638,118 shares in
         1997 and 1996                                              426,000          426,000
         Preferred stock, $500 par value; authorized
         1,200 shares;  issued 120 shares in 1997 and 1996           60,000           60,000
         Capital in excess of par value                         145,889,000      145,584,000
         Retained earnings                                      291,364,000      268,677,000
                                                               ------------     ------------
                                                                437,739,000      414,747,000

         Less treasury stock: 1,054,949 shares in 1997 and
         362,875 shares in 1996, at cost                         14,932,000        5,592,000
                                                               ------------     ------------
                  Total Stockholders' Equity                    422,807,000      409,155,000
                                                               ------------     ------------
                                                               $564,079,000     $535,813,000
                                                               ============     ============

See Notes to Consolidated Financial Statements

Page 23

Consolidated Statements of Income

Bob Evans Farms, Inc. and Subsidiaries

Years Ended April 25, 1997,
April 26, 1996, and April 28, 1995                             1997              1996             1995

Net Sales                                                 $ 822,155,000      $ 806,627,000     $ 766,968,000

         Cost of sales                                      265,470,000        246,020,000       229,256,000
         Operating wage and fringe benefit expenses         256,569,000        248,000,000       225,280,000
         Other operating expenses                           113,238,000        113,828,000       101,703,000
         Selling, general and administrative expenses       100,628,000        102,621,000        98,048,000
         Depreciation expense                                28,450,000         27,605,000        25,820,000
         Loss on impaired assets                                   --           22,000,000              --
                                                          -------------      -------------     -------------
Operating Profit                                             57,800,000         46,553,000        86,861,000

         Net interest income (expense)                         (808,000)           192,000             8,000
                                                          -------------      -------------     -------------

Income Before Income Taxes                                   56,992,000         46,745,000        86,869,000

Provisions For Income Taxes

         Federal                                             17,165,000         14,304,000        27,316,000
         State                                                3,751,000          3,225,000         6,043,000
                                                          -------------      -------------     -------------
                                                             20,916,000         17,529,000        33,359,000
                                                          -------------      -------------     -------------

Net Income                                                $  36,076,000      $  29,216,000     $  53,510,000
                                                          =============      =============     =============

Net Income Per Share                                      $        0.86      $        0.69     $        1.27
                                                          =============      =============     =============

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity

Bob Evans Farms, Inc. and Subsidiaries

Years Ended April 25, 1997,
April 26, 1996, and April 28, 1995

                                                                         Capital                                        Total
                                           Common         Preferred     in Excess       Retained        Treasury     Stockholders'
                                           Stock            Stock      of Par Value     Earnings         Stock          Equity
                                           -------------------------------------------------------------------------------------
Balances at 4/29/94                        $426,000            --      $144,782,000   $211,294,000   $ (7,674,000)   $348,828,000
         Net income                                                                     53,510,000                     53,510,000
         Dividends declared                                                            (12,245,000)                   (12,245,000)
         Tax benefit from disqual-
             ifying disposition of
             stock options exercised                                                       402,000                        402,000
         Compensation expense
            attributable to stock
            options granted                                                 706,000                                       706,000
         Compensation expense
            attributable to stock
            awards                                                         (203,000)                      525,000         322,000
         Distribution of treasury
            stock                                                          (544,000)                    2,893,000       2,349,000
                                           --------         -------    ------------   ------------   ------------    ------------
Balances at 4/28/95                         426,000            --       144,741,000    252,961,000     (4,256,000)    393,872,000
         Net income                                                                     29,216,000                     29,216,000
         Dividends declared                                                            (13,542,000)                   (13,542,000)
         Issuance of preferred stock                        $60,000                                                        60,000
         Purchase of treasury
            stock                                                                                      (2,091,000)     (2,091,000)
         Tax benefit from disqual-
             ifying disposition of
             stock options exercised                                                        42,000                         42,000
         Compensation expense
            attributable to stock
            options granted                                                 474,000                                       474,000
         Compensation expense
            attributable to stock
            awards                                                          153,000                       184,000         337,000
         Distribution of treasury
            stock                                                           216,000                       571,000         787,000
                                           --------         -------    ------------   ------------   ------------    ------------
Balances at 4/26/96                         426,000          60,000     145,584,000    268,677,000     (5,592,000)    409,155,000
         Net income                                                                     36,076,000                     36,076,000
         Dividends declared                                                            (13,399,000)                   (13,399,000)
         Purchase of treasury
            stock                                                                                      (9,762,000)     (9,762,000)
         Tax benefit from disqual-
             ifying disposition of
             stock options exercised                                                        10,000                         10,000
         Compensation expense
            attributable to stock
            options granted                                                  85,000                                        85,000
         Compensation expense
            attributable to stock
            awards                                                          184,000                      (110,000)         74,000
         Distribution of treasury
            stock                                                            36,000                       532,000         568,000
                                           --------         -------    ------------   ------------   ------------    ------------
Balances at 4/25/97                        $426,000         $60,000    $145,889,000   $291,364,000   $(14,932,000)   $422,807,000
                                           ========         =======    ============   ============   ============    ============

See Notes to Consolidated Financial Statements



Consolidated Statements of Cash Flows

Bob Evans Farms, Inc. and Subsidiaries

Years Ended April 25, 1997,
April 26, 1996, and April 28, 1995                            1997              1996             1995

Operating Activities:
Net income                                                   $ 36,076,000     $ 29,216,000     $ 53,510,000
Adjustments to reconcile net income to net
          cash provided by operating activities:
         Depreciation and amortization                         29,544,000       28,459,000       26,674,000
         Deferred income taxes                                  2,074,000       (6,174,000)      (1,187,000)
         Loss (gain) on sale of property and equipment           (146,000)         445,000         (115,000)
         Loss on impaired assets                                     --         22,000,000             --
         Compensation expense attributable to stock plans         159,000          437,000        1,080,000

      Cash provided by (used for) current assets and
       current liabilities:
         Accounts receivable                                   (1,885,000)       1,061,000         (125,000)
         Inventories                                           (2,724,000)      (3,620,000)      (1,457,000)
         Prepaid expenses                                         934,000         (327,000)         578,000
Accounts payable                                                1,179,000       (1,385,000)       5,793,000
         Federal and state income taxes                        (1,160,000)      (4,056,000)      (1,196,000)
         Accrued wages and related liabilities                   (807,000)         928,000        3,093,000
         Other accrued expenses                                 3,533,000        1,421,000        2,349,000
                                                             ------------     ------------     ------------
             Net cash provided by operating activities         66,777,000       68,405,000       88,997,000

Investing Activities:
Purchase of property, plant and equipment                     (60,048,000)     (80,967,000)     (94,766,000)
Purchase of long-term investments                                (448,000)      (2,590,000)      (2,303,000)
Proceeds from sale of property, plant
         and equipment                                          5,844,000          522,000        1,983,000
Other                                                            (448,000)        (712,000)        (241,000)
                                                             ------------     ------------     ------------
          Net cash used in investing activities               (55,100,000)     (83,747,000)     (95,327,000)

Financing Activities:
Cash dividends paid                                           (13,454,000)     (13,228,000)     (12,016,000)
Purchase of treasury stock                                     (9,762,000)      (2,091,000)            --
Draws on line of credit                                         9,225,000       34,055,000       16,100,000
Proceeds from issuance of note payable                               --               --          2,250,000
Payments on principal of note payable                            (340,000)        (323,000)            --
Proceeds from issuance of preferred stock                            --             60,000             --
Distribution of treasury stock due to the exercise
      of stock options and employee bonuses                       568,000          787,000        2,349,000
                                                             ------------     ------------     ------------
          Net cash provided by (used in)
              financing activities                            (13,763,000)      19,260,000        8,683,000
                                                             ------------     ------------     ------------
Increase (decrease) in cash and equivalents                    (2,086,000)       3,918,000        2,353,000
Cash and equivalents at the beginning of the year              14,369,000       10,451,000        8,098,000
                                                             ------------     ------------     ------------
Cash and equivalents at the end of the year                  $ 12,283,000     $ 14,369,000     $ 10,451,000
                                                             ============     ============     ============

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Bob Evans Farms, Inc. and Subsidiaries - April 25, 1997

Note A -- Summary of Significant Accounting Policies

         Description of Business: Bob Evans Farms, Inc. owns and operates 394 restaurants in 18 states as Bob Evans Restaurants and Owens Family Restaurants. On Aug. 5, 1996, the company closed its 14 remaining Cantina del Rio Mexican restaurants. The company also produces fresh and fully-cooked sausage products and fresh deli-style salads which are distributed primarily to grocery stores in the Midwest, Southwest and Southeast. Frozen rolls, biscuits and entrees are distributed primarily to grocery stores in Ohio and various surrounding areas. The company's charcoal products and liquid-smoke flavorings are distributed nationally and internationally.

         Principles of Consolidation: The consolidated financial statements include the accounts of the company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

         Fiscal Year: The company's fiscal year ends on the last Friday in April. References herein to 1997, 1996 and 1995 refer to fiscal years ended April 25, 1997; April 26, 1996; and April 28, 1995, respectively.

         Cash Equivalents: The company considers all highly liquid instruments, with a maturity of three months or less when purchased, to be cash equivalents.

         Inventories: The company values inventories at the lower of first-in, first-out cost or market. Inventory is comprised of raw materials and supplies ($11,103,000 in 1997, and $12,138,000 in 1996) and finished goods ($12,497,000 in 1997, and $8,738,000 in 1996).

         Property, Plant and Equipment: The company calculates depreciation on the straight-line and accelerated methods at rates adequate to amortize costs over the estimated useful lives of buildings (15 to 25 years), machinery and equipment (3 to 10 years), and other (5 to 25 years). The straight-line depreciation method was adopted for all property placed in service on or after April 30, 1994. Depreciation on property placed in service prior to April 30, 1994, continues to be calculated principally on accelerated methods.

         Long-Term Investments: The company records its long-term investments (investments in income tax credit limited partnerships) at amortized cost. The company amortizes the investments to the expected residual value of the partnerships once the income tax credits are fully utilized. The amortization period of the investments matches the respective income tax credit period.

         Cost in Excess of Net Assets Acquired: The cost in excess of net assets acquired (goodwill) is being amortized over 25 years using the straight-line method. The company uses the cash flow method to assess the recoverability of goodwill. Accumulated amortization at April 25, 1997, and April 26, 1996, was $3,537,000 and $2,998,000, respectively.

         Pre-opening Expenses: Expenditures related to the opening of new restaurants, other than those for capital assets, are charged to expense when incurred.

         Advertising Costs: The company expenses advertising costs as incurred. Advertising expense was $36,841,000; $37,626,000; and $32,585,000 in 1997, 1996
and 1995, respectively.

         Cost of Sales: Cost of sales represents food cost in the restaurant segment and cost of materials in the food products segment.

         Net Income Per Share: The company calculates net income per share based upon the weighted average number of common shares outstanding during the year. Weighted average number of common shares outstanding for 1997, 1996 and 1995, was 41,987,000; 42,311,000; and 42,179,000, respectively. Outstanding stock options do not have a material dilutive effect.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

         Reclassifications: Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 classification.

Note B -- Credit Arrangements

         The company has arrangements with certain banks from which it may borrow up to $124,400,000 on a short-term basis. The arrangements are reviewed annually for renewal. At April 25, 1997, $68,880,000 was outstanding under these arrangements. During 1997 and 1996, respectively, the maximum amounts outstanding under these arrangements were $74,225,000 and $63,905,000 and the average amounts outstanding were $66,612,000 and $43,104,000 with weighted average interest rates of 6.08% and 6.34%.

         Interest costs of $2,934,000; $2,394,000; and $569,000 incurred in
1997, 1996, and 1995, respectively, were capitalized in connection with the company's construction activities.

Note C -- Income Taxes

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax liabilities and assets as of April 25, 1997 and April 26, 1996, were as follows:

                                                  April 25, 1997    April 26, 1996

Deferred tax liabilities:
         Accelerated depreciation                   $ 9,717,000      $ 7,991,000
         Other taxes                                  1,119,000          309,000
                                                    -----------      -----------
         Total deferred tax liabilities              10,836,000        8,300,000
Deferred tax assets:
         Loss on impaired assets                      8,263,000        8,244,000
         Self-insurance                               4,653,000        4,470,000
         Vacation pay                                 1,018,000        1,020,000
         Stock compensation plans                     1,333,000        1,281,000
         Accrued bonus                                  425,000          310,000
         Inventory and other                            570,000          475,000
                                                    -----------      -----------
         Total deferred tax assets                   16,262,000       15,800,000
                                                    -----------      -----------

         Net Deferred Tax Assets                    $ 5,426,000      $ 7,500,000
                                                    ===========      ===========


         Significant components of the provisions for income taxes are as follows:

                                         1997           1996              1995
Current:
         Federal                    $ 15,896,000    $ 20,113,000     $ 29,563,000
         State                         2,983,000       4,209,000        6,484,000
                                    ------------    ------------     ------------
                  Total Current       18,879,000      24,322,000       36,047,000

Deferred:
         Federal                       1,269,000      (5,809,000)      (2,247,000)
         State                           768,000        (984,000)        (441,000)
                                    ------------    ------------     ------------
                  Total Deferred       2,037,000      (6,793,000)      (2,688,000)
                                    ------------    ------------     ------------
                                    $ 20,916,000    $ 17,529,000     $ 33,359,000
                                    ============    ============     ============

         The company's provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

                                                1997              1996             1995

Tax at statutory rate                       $19,947,000       $16,400,000       $30,404,000
State income tax (net)                        2,438,000         2,100,000         3,928,000
Other                                        (1,469,000)         (971,000)         (973,000)
                                            -----------       -----------       -----------
Provisions for income taxes                 $20,916,000       $17,529,000       $33,359,000
                                            ===========       ===========       ===========


Taxes paid during 1997, 1996 and 1995 were $22,147,000; $28,429,000; and
$36,647,000, respectively.

Note D -- Stockholders' Equity and Stock Option Plans

         The company has employee stock option plans adopted in 1985, 1987, 1991 and 1994; a nonemployee directors stock option plan adopted in 1989; and a nonqualified stock option plan adopted in 1992, in conjunction with a supplemental executive retirement plan. The 1992 plan provides that the option price shall be not less than 50% of the fair market value of the stock at the date of grant; all other plans provide that the option price shall be the fair market value of the stock at the grant date. Options may be granted for a period of up to 10 years under the 1985, 1987, 1991 and 1994 plans, and five years under the 1989 plan. Except for the 1992 plan, options granted under the plans become exercisable at the rate of 20% per year beginning at the date of grant. The 1994 plan also provides for the granting of performance awards in the form of shares, cash or a combination thereof if certain pre-established performance objectives are met. As of April 25, 1997, options for 1,520,550 shares were outstanding, and options for 934,886 shares were exercisable at prices ranging from $8.00 to $21.25 per share.

         During 1997, 1996 and 1995, options covering 19,662; 44,914; and
226,749 shares, respectively, were exercised at prices ranging from $8.63 to $20.19 per share. At April 25, 1997, 3,064,491 shares were reserved for issuance under the plans.

         The company's supplemental executive retirement plan (SERP) provides retirement benefits to certain key management employees of the company and its subsidiaries. The purpose of the 1992 nonqualified stock option plan discussed earlier is to fund and settle benefit obligations of the company that arise under the SERP. To the extent that benefits under the SERP are satisfied by grants of stock options under the nonqualified stock option plan, the plan will operate as an incentive plan that produces both risk and reward to participants based on future growth in the market value of the company's common stock. Since the company intends to fund and settle its obligations under the SERP on a current basis by granting stock options under the nonqualified stock option plan, the company anticipates that no long-term unfunded pension obligations will arise under the SERP. Compensation expense attributable to the plan in 1997, 1996 and 1995 was $85,000; $474,000; and $706,000, respectively.

         The company's long - term incentive plan (LTIP) for managers, an unfunded plan, provides for the award of up to an aggregate of 500,000 shares of the company's common stock to mid-level managers as incentive compensation to attain growth in the net income of the company as well as to help attract and retain management personnel. Shares awarded are restricted until certain vesting requirements are met, at which time all restricted shares are converted to unrestricted shares. LTIP participants are entitled to cash dividends and to vote their respective shares. Restrictions generally limit the sale, pledge or transfer of the shares during a restricted period, not to exceed 12 years. In 1997 and 1996, 0 and 20,089 shares, respectively, were awarded as part of the LTIP. Compensation expense attributable to the plan was $74,000 in 1997, de minimis in 1996, and $374,000 in 1995.

         In 1997, the company adopted FASB Statement No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of the statement, the company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options, and accordingly does not recognize compensation expense when the exercise price of its employee stock options is equal to or greater than the fair market value of the stock at the grant date. If the company had elected to recognize compensation expense based on the fair market value of the options granted at grant date as prescribed by FASB Statement No. 123, net income and earnings per share would not have been materially affected for the years reported. The financial effects of applying FASB Statement No. 123 for providing proforma disclosures may not be representative of the effects on reported net income and earnings per share in future years.

Note E -- Profit Sharing Plan

         The company has a profit sharing plan which covers substantially all employees with at least one year of service. The annual contribution to the plan is at the discretion of the company's board of directors. The company's expenses related to contributions to the plan in 1997, 1996 and 1995 were $2,343,000; $2,994,000; and $3,412,000, respectively.

Note F -- Commitments and Contingencies

         At April 25, 1997, the company had contractual commitments approximating $10,208,000 for restaurant construction, plant equipment additions and the purchases of land and inventory.

         The company is from time to time involved in a number of claims and litigation considered normal in the course of business. Various lawsuits and assessments, among them employment discrimination, product liability, workers' compensation claims and tax assessments, are in litigation or administrative hearings. While it is not feasible to predict the outcome of these actions, in the opinion of the company, these actions should not ultimately have a material adverse effect on the financial position or results of operations of the company.

Note G -- Impairment of Long-Lived Assets

         In April 1996, the company determined that certain of its assets had become impaired and accordingly evaluated the ongoing value of its plant and equipment in accordance with the measurement guidelines of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Based on this evaluation, the company determined that assets with a carrying value of $58,598,000 were impaired, and wrote them down by $22,000,000 to their fair value. Fair value was based on external real estate appraisals and estimates which took into consideration prices of comparable assets. The $22,000,000 loss was comprised of a $21,370,000 write-down in the restaurant segment, and a $630,000 write -down in the food products segment.

Note H -- Industry Segments

         The company's operations include restaurant operations and the processing and sale of food and related products. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the consolidated financial statements.

         Operating profit represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in the company's operations in each segment. General corporate assets consist of investments and income taxes.

Information on the company's industry segments is summarized as follows:

Fiscal Year                                    1997              1996               1995
Sales
         Restaurant operations            $ 594,914,000      $ 590,063,000       $ 550,209,000
         Food products                      264,010,000        253,202,000         248,036,000
                                          -------------      -------------       -------------
                                            858,924,000        843,265,000         798,245,000
         Intersegment sales of
            food products                   (36,769,000)       (36,638,000)        (31,277,000)
                                          -------------      -------------       -------------
                  Total                   $ 822,155,000      $ 806,627,000       $ 766,968,000
                                          =============      =============       =============
Operating Profit
         Restaurant operations            $  50,892,000      $  29,384,000*      $  60,135,000
         Food products                        6,908,000         17,169,000*         26,726,000
                                          -------------      -------------       -------------
                  Total                   $  57,800,000      $  46,553,000*      $  86,861,000
                                          =============      =============       =============
Depreciation and Amortization Expense
         Restaurant operations            $  20,137,000      $  20,911,000       $  18,732,000
         Food products                        9,407,000          7,548,000           7,942,000
                                          -------------      -------------       -------------
                  Total                   $  29,544,000      $  28,459,000       $  26,674,000
                                          =============      =============       =============
Capital Expenditures
         Restaurant operations            $  51,808,000      $  56,429,000       $  81,772,000
         Food products                        8,240,000         24,538,000          12,994,000
                                          -------------      -------------       -------------
                  Total                   $  60,048,000      $  80,967,000       $  94,766,000
                                          =============      =============       =============
Identifiable Assets
         Restaurant operations            $ 431,332,000      $ 403,029,000       $ 388,083,000
         Food products                      113,875,000        112,091,000          89,980,000
                                          -------------      -------------       -------------
                                            545,207,000        515,120,000         478,063,000
         General corporate assets            18,872,000         20,693,000          10,038,000
                                          -------------      -------------       -------------
                  Total                   $ 564,079,000      $ 535,813,000       $ 488,101,000
                                          =============      =============       =============

Note I -- Quarterly Financial Data (Unaudited)

                                                                                  Net
                                                 Gross            Net           Income
                               Net Sales         Profit           Income       Per Share

Fiscal Year 1997
First Quarter                $213,060,000     $145,087,000     $  8,901,000      $.21
Second Quarter                206,244,000      139,812,000        9,682,000       .23
Third Quarter                 199,189,000      133,020,000        7,806,000       .19
Fourth Quarter                203,662,000      138,766,000        9,687,000       .23

Fiscal Year 1996
First Quarter                $205,862,000     $144,709,000     $ 14,397,000      $.34
Second Quarter                207,700,000      144,352,000       13,010,000       .31
Third Quarter                 194,740,000      134,578,000        7,577,000       .18
Fourth Quarter *              198,325,000      136,968,000       (5,768,000)     (.14)

Fiscal Year 1995
First Quarter                $197,939,000     $135,060,000     $ 13,183,000      $.31
Second Quarter                194,403,000      137,036,000       14,163,000       .34
Third Quarter                 185,587,000      133,262,000       13,904,000       .33
Fourth Quarter                189,039,000      132,354,000       12,260,000       .29

Note: gross profit represents net sales less cost of sales (materials)

* Includes pre-tax loss of $22,000,000 on the write - down of assets, which decreased net income by $13,791,000, or $0.33 per share. (See Note G)

Auditor's Report

Bob Evans Farms, Inc. and Subsidiaries - April 25, 1997

Report of Ernst & Young LLP, Independent Auditors
Board of Directors
Bob Evans Farms, Inc.
Columbus, Ohio

         We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 25, 1997, and April 26, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 25, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. and subsidiaries at April 25, 1997, and April 26, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 25, 1997, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP
Columbus, Ohio
May 29, 1997

Management's Discussion and Analysis
of Selected Financial Information
Bob Evans Farms, Inc. and Subsidiaries

Sales

           Consolidated net sales for Bob Evans Farms, Inc. and subsidiaries increased $15.5 million, or 1.9%, in 1997 compared to 1996. The increase was comprised of a $4.8 million increase in restaurant segment sales and a $10.7 million increase in food products segment sales. Net sales in 1996 represented a 5.2% increase over 1995 sales.

           Restaurant segment sales accounted for 72.4%, 73.2% and 71.7% of total sales for 1997, 1996 and 1995, respectively. The $4.8 million additional restaurant sales in 1997 represented an 0.8% increase over 1996 results. Excluding the Cantina del Rio Mexican concept which the company closed in August 1996, fiscal 1997 sales increased $22.7 million, or 4.0%. Additional sales provided by new restaurant openings were partially offset by a 1.0% decrease in same-store sales. At the end of 1997, the company had 394 restaurants in operation compared to 390 at the end of 1996 (375 excluding the Cantina del Rios). The chart below summarizes the openings and closings during the last two years:


                    SUMMARY OF RESTAURANTS OPENED AND CLOSED

                      Beginning  Opened    Closed    Ending
                      ---------  ------    ------    ------
Fiscal 1997
    First Quarter        390        5         5        390

    Second Quarter       390        7        14        383

    Third Quarter        383        4         0        387

    Fourth Quarter       387        7         0        394

Fiscal 1996
    First Quarter        354        7         0        361

    Second Quarter       361       13         0        374

    Third Quarter        374       10         1        383

    Fourth Quarter       383        7         0        390


           The 1.0% same-store sales decrease in 1997 was characterized by a 3.2% same-store sales decline in the first half of the year, but a 1.4% same-store sales increase in the last half of the year. Although the same-store sales improvement in the third and fourth quarters of fiscal 1997 was partly attributable to severe winter weather in fiscal 1996, the company's same-store sales trends have improved since August 1996. In fiscal 1996, same-store sales fell 1.8%, due in part to the severe winter weather.

           In fiscal 1997, the company's menus were updated at various times in conjunction with the strategy to reinforce the appeal of the company's homestyle meals and to concentrate efforts on the core business. In April 1997, the company introduced a new streamlined menu designed to focus attention on the most popular items, simplify preparation and benefit quality as well as reduce the number of ingredients in-store. Various promotional programs were employed throughout 1997, including gift certificate promotions which provided additional certificates free with large orders and a complimentary phone card with any certificate purchase of $20 or more. No single menu item nor promotional program had a material impact on sales although the company believes that without the menu changes or promotional programs, same-store sales comparisons would have been less favorable. For 1997, the menu price increase amounted to 1.9% compared with 2.8% in 1996.

           Food products segment sales accounted for 27.6%, 26.8% and 28.3% of total sales for 1997, 1996 and 1995, respectively. The $10.7 million sales increase in the food products segment in 1997 was comprised of a $7.6 million increase in sausage sales and a combined $3.1 million increase in sales at Mrs. Giles Country Kitchens and Hickory Specialties.

           The sausage sales increase reflected wholesale price increases intended to help offset the impact of high hog costs throughout 1997. The benchmark retail price for a one-pound roll of sausage averaged $3.07 in 1997, $2.74 in 1996 and $2.79 in 1995. Comparable pounds of sausage products sold declined 4.0% in 1997 versus a 3.0% increase in 1996. The company believes the decline in comparable pounds sold was impacted by the retail price increases of its products. Additional volume was provided by several new products including: a line of frozen Bob Evans Homestyle Entrees which was introduced throughout Ohio, as well as the Buffalo and Rochester, N.Y., markets in the fourth quarter; an extension of the Snackwich product line - mini-hotcakes with a maple sausage patty - which was introduced in all Bob Evans markets; expansion of beer brats, sliced country bacon and ham steaks to all Bob Evans markets; and expansion into the Ohio, Michigan, Indianapolis and Pittsburgh

Management's Discussion and Analysis
of Selected Financial Information
Bob Evans Farms, Inc. and Subsidiaries

markets with frozen rolls and biscuits. Volume increases in 1996 were partly attributable to the introduction of Snackwiches to all Bob Evans markets as well as the expansion into the Milwaukee and Madison, Wis., markets. New product introductions added additional volume but were not significant compared with the total pounds sold in 1997 or 1996.

           Mrs. Giles Country Kitchens and Hickory Specialties had combined sales of $52.2 million in 1997, $49.1 million in 1996 and $52.3 million in 1995. These amounts represented 23.0%, 22.7% and 24.1% of total food products segment sales in 1997, 1996 and 1995, respectively. The increased sales in 1997 were a result of aggressive promotions of charcoal products; sales of salad products and liquid-smoke flavorings were not appreciably different. The decreased sales in 1996 occurred in all the major product lines: salads, charcoal and liquid-smoke flavorings.

Cost of Sales

           As a percentage of sales, the consolidated cost of sales (cost of materials) was 32.3%, 30.5% and 29.9% in 1997, 1996 and 1995, respectively. The restaurant segment cost of sales percentage (food cost) was 26.6% in 1997, 26.8% in 1996 and 27.0% in 1995. These decreases were due mostly to various changes in product mix as well as the effect of menu price increases. The food products segment cost of sales percentage was 47.2%, 40.6% and 37.1% in 1997, 1996 and 1995, respectively. These increases were due to significant increases in hog costs, which averaged $51.05 per hundredweight in 1997 versus $36.43 in 1996, a 40.1% increase. The increased hog costs were not fully absorbed by price increases of the company's sausage products. Although the company raised its prices three times since March 1996 to help mitigate the tremendous rise in hog costs, the price increases were limited in order to preserve market share. The 1996 increase in cost of sales was also the result of higher hog costs which were 17.5% higher than the average 1995 cost of $31.00 per hundredweight.

Operating Wage and Fringe Benefit Expenses

           Consolidated operating wage and fringe benefit expenses were 31.2%, 30.7% and 29.4% of sales in 1997, 1996 and 1995, respectively. In the restaurant segment, labor and fringe benefit expenses were 38.5% of sales in 1997 compared to 37.4% in 1996. The increase was the result of higher hourly labor costs (partially due to the increased minimum wage rate), higher managerial costs and increased health insurance expense. In the food products segment, labor and fringe benefit expenses amounted to 12.0% of sales in 1997 compared to 12.8% of sales in 1996. The improvement in this ratio was due to the fact that the increased food products sales were primarily the result of price increases rather than increased production; the volume of sausage produced was lower than in 1996.

Other Operating Expenses

           Approximately 90% of other operating expenses occurred in the restaurant segment; the most significant components of which were advertising, utilities, restaurant supplies, repair and maintenance, general liability insurance and taxes (other than income taxes). Consolidated other operating expenses were 13.8%, 14.1% and 13.3% of sales in 1997, 1996 and 1995, respectively. The improvement in 1997 was mostly the result of lower general liability insurance expense in the restaurant segment and decreased restaurant advertising expense. The 1996 increase was generally the result of increased restaurant advertising expense.

Selling, General and Administrative Expenses

           As a percentage of sales, consolidated selling, general and administrative expenses were 12.2%, 12.7% and 12.8% in 1997, 1996 and 1995, respectively. The most significant components of selling, general and administrative expenses were wages, fringe benefits and food products segment promotional expenses. Decreases in corporate administrative expenses were mitigated somewhat by increased promotional expenses at Hickory Specialties.

Taxes

            The effective federal and state income tax rates were 36.7%, 37.5% and 38.4% in 1997, 1996 and 1995, respectively. The decreased tax rates in 1997 and 1996 were attributable mostly to decreases in state income taxes and the increase in investment tax credit activity. In fiscal 1998, the effective tax rate is expected to approximate 37.0% to 37.5%.

Management's Discussion and Analysis
of Selected Financial Information
Bob Evans Farms, Inc. and Subsidiaries

Liquidity and Capital Resources

         Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Cash and cash equivalents totaled $12.3 million at April 25, 1997, and $14.4 million at April 26, 1996. Dividends paid represented 37.3% of net income in 1997 and 45.3% of net income in 1996.

         Bank lines of credit were used for liquidity needs and capital expansion during fiscal 1997. At April 25, 1997, $68.9 million was outstanding under such arrangements. The bank lines of credit available were $124.4 million during 1997 and at the end of fiscal 1996. The company believes that the funds needed for capital expenditures and working capital during 1998 will be generated internally and from available bank lines of credit.

         At April 25, 1997, the company had contractual commitments for restaurant construction, plant equipment additions and the purchases of land and inventory of approximately $10.2 million. Capital expenditures for 1998 are expected to approximate $55.0 million and depreciation and amortization expenses are expected to approximate $31.0 million. The company plans to open approximately 20 restaurants in fiscal 1998, as well as upgrade various property, plant and equipment in both segments.

Cantina del Rio Mexican Restaurants

         On Aug. 5, 1996, the company closed its remaining 14 Cantina del Rio Mexican restaurants (one was previously closed on June 17, 1996). There was no charge to earnings as a result of the closings. The company entered into lease arrangements with entities affiliated with other restaurant operators for seven of the closed locations. The initial terms of the leases range from 10 to 20 years, and each has provisions for renewal options. The company intends to sell or lease the remaining locations.

Management's Discussion of Risk Factors
Bob Evans Farms, Inc. and Subsidiaries

         Management is unaware of any material events or uncertainties that would cause the reported financial information not to be indicative of future operating results. However, various degrees of business risks are present in both operating segments.

         Restaurant segment business risks include:
                  1) Competition
                  2) Same-store sales
                  3) Labor and fringe benefit expenses
                  4) Restaurant closings
                  5) Governmental initiatives
                  6) General (economy, weather, consumer acceptance, etc.)

         An intensely competitive environment is continually impacting the restaurant segment. Competition from quick-service restaurants and casual dining restaurants, as well as the family style category in which Bob Evans Restaurants operate, has been greater than ever. Increased numbers of restaurants, in all categories, have provided more options for consumers and have tended to suppress the industry's same-store sales. Same-store sales for Bob Evans Restaurants decreased 1.0% in fiscal 1997. This impact on sales and corresponding profit margins is significant. Continued sales declines in the future would put continued pressure on restaurant profit margins.

         Management is continually evaluating all restaurants in order to identify underperforming units. In fiscal 1997, the company closed 19 restaurants, including all 15 Cantina del Rio Mexican restaurants. Depending on profitability, as well as changes in site and access, the company may close other restaurants in fiscal 1998. In May 1997, one restaurant was closed due to less-than-desired performance.

         Competition for qualified labor was intense in 1997, and is expected to continue in fiscal 1998, as unemployment remains historically low in most of the company's marketing area. Increases in the federally mandated minimum wage rate increased restaurant labor costs in 1997, and will do so again in 1998, which is expected to have a direct impact on operating profit.

         Plans are to add approximately 20 new restaurants in 1998 in comparison to 23 in 1997. This growth plan is slower than the 37 restaurants and 44 restaurants opened in fiscal 1996 and fiscal 1995, respectively. Availability of sites and weather conditions add uncertainty to restaurant expansion.

         Food products segment business risks include:

                  1) Hog costs
                  2) Governmental initiatives
                  3) General (economy, weather, consumer acceptance, etc.)

         In the food products segment, uncertainties in fiscal 1998 include the prices to be paid in the live hog market and the ability of the company to pass on any increased costs as well as consumer acceptance of new items. Planned product introductions and expansions in fiscal 1998 include additional frozen dinner entrees and various new sausage products.

         Various risks and uncertainties are present in both operating segments. Food safety is an issue of top priority: risk of food contamination is an issue focused on by the company at its restaurants as well as in the manufacture of its food products. Continued emphasis upon quality control programs, such as the HACCP (Hazard Analysis of Critical Control Points) program, are designed to limit the company's exposure. Increased governmental initiatives at the local, state and federal level tend to increase costs and present challenges to management in both segments of the business. Other uncertainties, such as changes in general economic conditions, weather, as well as consumers' changing life-styles and eating habits impose various degrees of risk to the company's business.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the company's actual results for 1998 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks and uncertainties set forth above in "Management's Discussion of Risk Factors," as well as other assumptions, risks, uncertainties and factors previously disclosed in this report, the company's securities filings and press releases.

                              BOB EVANS FARMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED APRIL 25, 1997

                                INDEX TO EXHIBITS

Exhibit
Number                  Description                                             Location
------                  -----------                                             --------

3(a)                    Certificate of Incorporation                            Incorporated herein
                        of the Registrant (filed with                           by reference to
                        the Delaware secretary of                               Exhibit 3 (a) to the
                        state on Nov. 4, 1985)                                  Registrant's Annual
                                                                                Report on Form 10-K
                                                                                for its fiscal year
                                                                                ended April 24, 1987
                                                                                (File No. 0-1667)

3(b)                    Certificate of Amendment of                             Incorporated herein
                        Certificate of Incorporation                            by reference to
                        of the Registrant dated Aug. 26, 1987                   Exhibit 3(b) to the
                        (filed with the Delaware secretary                      Registrant's Annual
                        of state on Sept. 4, 1987)                              Report on Form 10-K
                                                                                for its fiscal year
                                                                                ended April 28, 1989
                                                                                (File No. 0-1667)

3(c)                    Certificate of Adoption                                 Incorporated herein
                        of Amendment to                                         by reference to
                        Certificate of Incorporation                            Exhibit 3(c) to the Registrant's
                        of the Registrant                                       Annual Report on Form 10-K
                        dated Aug. 9, 1993 (filed with                          for its fiscal year
                        the Delaware secretary of state                         ended April 29, 1994
                        on Aug. 10, 1993)                                       (File No. 0-1667)

3(d)                    Restated Certificate of                                 Incorporated herein
                        Incorporation of Registrant                             by reference to
                        reflecting amendments through                           Exhibit 3(d) to the Registrant's
                        Aug. 10, 1993.  Note:  filed for                        Annual Report on Form 10-K
                        purposes of SEC reporting                               for its fiscal year
                        compliance only -- this document                        ended April 29, 1994
                        has not been filed with the                             (File No. 0-1667)
                        Delaware secretary of state

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

10(a)                   Restated Bob Evans Farms, Inc.                          Incorporated herein
                        and Affiliates 401K                                     by reference to
                        Retirement Plan                                         Exhibit 10(a) to the
                        (effective Jan. 1, 1994,                                Registrant's Annual
                        except as otherwise provided)                           Report on Form 10-K
                                                                                for the fiscal year
                                                                                ended April 28, 1995
                                                                                (File No. 0-1667)

10(b)                   Amendment No. 1                                         Incorporated herein
                        to the Bob Evans Farms, Inc.                            by reference to
                        and Affiliates 401K                                     Exhibit 10(b) to the Registrant's
                        Retirement Plan                                         Annual
                                                                                Report on Form 10-K
                                                                                for the fiscal year
                                                                                ended April 26, 1996
                                                                                (File No. 0-1667)

10(c)                   Bob Evans Farms, Inc. and                               Incorporated herein
                        Affiliates 401K                                         by reference to
                        Retirement Plan Trust                                   Exhibit 4(f) to the
                        (effective May 1, 1990)                                 Registrant's Pre-
                                                                                Effective
                                                                                Amendment
                                                                                No. 1 to Form S-8
                                                                                Registration
                                                                                Statement, filed
                                                                                April 27, 1990
                                                                                (Registration No.
                                                                                33-34149)

10(d)                   Bob Evans Farms, Inc.                                   Incorporated herein
                        1987 Incentive Stock                                    by reference to
                        Option Plan                                             Exhibit 4(a) to the
                                                                                Registrant's
                                                                                Registration
                                                                                Statement on
                                                                                Form S-8, filed
                                                                                Oct. 19, 1987
                                                                                (Registration No.
                                                                                33-17978)

10(e)                   Agreement, dated                                        Incorporated herein
                        Feb. 24, 1989,                                          by reference to
                        between Daniel E. Evans                                 Exhibit 10(g) to the
                        and Bob Evans Farms,                                    Registrant's Annual Report on
                        Inc.; and, Schedule A to                                10-K
                        Exhibit 10(e) identifying                               for its fiscal year
                        other substantially                                     ended April 28, 1989
                        identical Agreements                                    (File No. 0-1667);
                        between Bob Evans Farms,                                Page 73
                        Inc. and certain of the
                        executive officers of Bob
                        Evans Farms, Inc.

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

10(i)                   Bob Evans Farms, Inc.                                   Incorporated herein
                        Nonqualified Stock Option                               by reference to
                        Plan                                                    Exhibit 10(j) to the
                                                                                Registrant's Annual
                                                                                Report on Form 10-K
                                                                                for its fiscal year
                                                                                ended April 24, 1992
                                                                                (File No. 0-1667)

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

10(k)                   Bob Evans Farms, Inc.                                   Incorporated herein
                        1994 Long Term Incentive Plan                           by reference to
                                                                                Exhibit 10(n) to the
                                                                                Registrant's Annual Report on
                                                                                Form 10-K
                                                                                for the fiscal year
                                                                                ended April 29, 1994
                                                                                (File No. 0-1667)

11                      Computation of Earnings Per                             Page 76
                        Share

13                      Registrant's Annual Report to                           Page 25
                        Stockholders for the fiscal
                        year ended April 25, 1997 (Not
                        deemed filed except for
                        portions thereof which are
                        specifically incorporated by
                        reference into this Annual
                        Report on Form 10-K)

21                      Subsidiaries of the Registrant                          Page 77

23                      Consent of Ernst & Young, LLP                           Page 78

27                      Financial Data Schedule                                 Page 79