Form 10-Q
period 1997-07-25
EVANS BOB FARMS INC
filed 1997-09-05
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 25, 1997
                               ---------------

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ---------------------------------

Commission file number                      0-1667
                               ---------------------------------

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

                   3776 South High Street Columbus, Ohio 43207
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (614) 491-2225
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

          As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (Dollars in Thousands)
                                                                   July 25, 1997  April 25, 1997
                                                                   -------------  --------------
                                                                       Unaudited         Audited
                                                                       ---------         -------
ASSETS
- ------
Current Assets
         Cash and equivalents                                           $ 21,095        $ 12,283
         Trade accounts receivable                                        17,305          16,394
         Inventory                                                        21,033          23,600
         Federal and state income taxes                                        0             635
         Deferred income taxes                                             6,182           6,182
         Prepaid expenses                                                  2,897           2,329
                                                                        --------        --------
                  TOTAL CURRENT ASSETS                                    68,512          61,423

Property, Plant, and Equipment                                           699,455         687,705
         Less accumulated depreciation                                   222,151         214,684
                                                                        --------        --------
                  NET PROPERTY, PLANT AND EQUIPMENT                      477,304         473,021

Other Assets
         Deposits and other                                                3,017           3,403
         Long-term investments                                             5,141           5,101
         Deferred income taxes                                            10,080          10,080
         Cost in excess of net assets acquired                             9,803           9,938
         Other intangible assets                                           1,034           1,113
                                                                        --------        --------
                  TOTAL OTHER ASSETS                                      29,075          29,635
                                                                        --------        --------
                                                                        $574,891        $564,079
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities
         Line of credit                                                 $ 69,150        $ 68,880
         Accounts payable                                                  7,337           7,119
         Dividends payable                                                 3,326           3,327
         Federal and state income taxes                                    4,364               0
         Accrued wages and related liabilities                             9,733          13,438
         Other accrued expenses                                           38,899          36,085
                                                                        --------        --------
                  TOTAL CURRENT LIABILITIES                              132,809         128,849

Long-Term Liabilities
         Deferred income taxes                                            10,836          10,836
         Notes payable (net of discount of $273,000 at
           July 25, 1997 and $303,000 at April 25, 1997)                   1,617           1,587
                                                                        --------        --------
                  TOTAL LONG-TERM LIABILITIES                             12,453          12,423

Stockholders' Equity
         Common stock, $.01 par value; authorized 100,000,000
          shares; issued 42,638,118 shares at July 25, 1997
          and April 25, 1997                                                 426             426

         Preferred stock: authorized 1,200 shares; issued 120
               shares at July 25, 1997 and April 25, 1997                     60              60
         Capital in excess of par value                                  145,847         145,889
         Retained earnings                                               298,394         291,364
                                                                        --------        --------
                                                                         444,727         437,739
         Less treasury stock: 1,058,577 shares at July 25, 1997
            and 1,054,949 shares at April 25, 1997, at cost               15,098          14,932
                                                                        --------        --------
                  TOTAL STOCKHOLDERS' EQUITY                             429,629         422,807
                                                                        --------        --------
                                                                        $574,891        $564,079
                                                                        ========        ========

        The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                                    ---------

                                                (Dollars in Thousands Except Net Income
                                                  Per Share and Cash Dividend Amounts)

                                                          Thirteen Weeks Ended
                                                          --------------------

                                                   July 25, 1997       July 26, 1996
                                                   -------------       -------------
Net Sales                                           $   222,045         $   213,060

Cost of sales                                            71,092              67,973
Operating wage and fringe benefit expenses               69,426              67,579
Other operating expenses                                 30,467              29,723
Selling, general and administrative expenses             26,531              26,838
Depreciation expense                                      7,467               6,771
                                                    -----------         -----------
         OPERATING PROFIT                                17,062              14,176

Net interest                                               (589)                 66
                                                    -----------         -----------

         INCOME BEFORE INCOME TAXES                      16,473              14,242

Provisions for income taxes
   Federal                                                4,991               4,372
   State                                                  1,121                 969
                                                    -----------         -----------
                                                          6,112               5,341
                                                    -----------         -----------

         NET INCOME                                 $    10,361         $     8,901
                                                    ===========         ===========


Weighted average number of common                    41,589,540          42,273,714
                                                    ===========         ===========
         shares outstanding


Net income per common share based upon
         the weighted average number of
         common shares outstanding                         $.25                $.21
                                                    ===========         ===========

Cash dividend per common share                             $.08                $.08
                                                    ===========         ===========

     The accompanying notes are an integral part of the financial statements

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                   ---------

                                                                                 (Dollars in Thousands)
                                                                                  Thirteen Weeks Ended
                                                                                  --------------------
                                                                             July 25, 1997    July 26, 1996
                                                                             -------------    -------------
OPERATING ACTIVITIES:
  Net income                                                                   $ 10,361         $  8,901

  Adjustments to reconcile net income to net
         cash provided by operating activities:
       Depreciation and amortization                                              7,681            6,984
       Loss (gain) on sale of property and equipment                                  0               99
       Compensation expense attributable to stock plans                              67               30
  Cash provided by (used for) current assets
         and current liabilities:
       Accounts receivable                                                         (911)          (2,955)
       Inventories                                                                2,567             (581)
       Prepaid expenses                                                            (568)          (1,116)
       Accounts payable                                                             218            1,555
       Federal and state income taxes                                             4,999            3,705
       Accrued wages and related liabilities                                     (3,772)          (4,637)
       Other accrued expenses                                                     2,814            3,531
                                                                               --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        23,456           15,516

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                     (11,750)         (11,747)
  Purchase of investments                                                           (40)            (172)
  Proceeds from sale of property, plant and equipment                                 0               43
  Other                                                                             386              382
                                                                               --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                           (11,404)         (11,494)

FINANCING ACTIVITIES:
  Cash dividends paid                                                            (3,332)          (3,387)
  Draws on line of credit                                                           270            8,400
  Purchase of treasury stock                                                       (414)          (1,827)
  Interest accrued on long-term notes                                                30               36
  Distribution of treasury stock
     due to the exercise of stock
     options and employee bonuses                                                   206              530
                                                                               --------         --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              (3,240)           3,752
                                                                               --------         --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                       8,812            7,774

CASH AND EQUIVALENTS AT THE BEGINNING OF THE PERIOD                              12,283           14,369
                                                                               --------         --------

CASH AND EQUIVALENTS AT THE END OF THE PERIOD                                  $ 21,095         $ 22,143
                                                                               ========         ========

    The accompanying notes are an integral part of the financial statements.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED
                                    ---------


1.       Unaudited Financial Statements
         ------------------------------
         The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. No significant changes have occurred in the disclosures made in Form 10-K for the fiscal year ended April 25, 1997 (refer to Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).


2.       Pending Accounting Changes
         --------------------------
         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which simplifies the calculation of earnings per share (EPS) and makes it comparable to international EPS standards. The company will adopt Statement 128 in the third quarter of fiscal 1998 and, based on current circumstances, does not believe the effect of adoption will be material.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

SALES

         Consolidated net sales for Bob Evans Farms, Inc. and subsidiaries (the company) increased $9.0 million, or 4.2%, for the first quarter ended July 25, 1997, compared to the corresponding quarter a year ago. The increase was comprised of a $7.1 million increase in the restaurant segment and a $1.9 million increase in the food products segment. Restaurant segment sales accounted for 73.5% and 73.3% of total sales in the first quarters of fiscal 1998 and 1997, respectively.

         The restaurant segment sales increase of $7.1 million (4.5%) in the first quarter was due to an increase in same-store sales of 3.3% as well as more restaurants in operation. The same-store sales increase, inclusive of an average menu price increase of 2.8%, represented the third consecutive quarter of same-store sales gains. Excluding the Cantina del Rio Mexican concept which the company closed in August 1996, restaurant sales increased 8.4% in the first quarter. At the end of the first quarter, the company had 397 restaurants in operation compared to 390 a year ago. During the first quarter, the company opened four new restaurants and closed one existing restaurant. The chart below summarizes the openings and closings during the last five quarters:


                      SUMMARY OF RESTAURANTS OPENED AND CLOSED

                                Beginning    Opened    Closed    Ending
                                ---------    ------    ------    ------
          Fiscal 1998
               1st quarter         394         4         1         397


          Fiscal 1997
               1st quarter         390         5         5         390
               2nd quarter         390         7        14         383
               3rd quarter         383         4         0         387
               4th quarter         387         7         0         394


         The food product segment sales increase of $1.9 million (3.4%) was the result of increases in prices the company charges for its sausage products. The price increases were intended to help offset the impact of exceptionally high hog costs (discussed in the cost of sales section below). The benchmark retail price for a one-pound roll of sausage averaged $2.99 in the first quarter of fiscal 1997 compared to $3.09 in the first quarter of fiscal 1998. The company believes that these higher retail prices were a factor in reducing the volume of sausage products sold -- comparable pounds of sausage products sold were down 2% compared to the first quarter of fiscal 1997. Sales of other products in the food products segment were mostly unchanged from a year ago.

COST OF SALES

         Consolidated cost of sales (cost of materials) was 32.0% of sales in the first quarter of fiscal 1998 compared to 31.9% of sales in the first quarter of fiscal 1997. Restaurant segment cost of sales (food cost) was 26.1% for the first quarter compared to 26.6% for the same period a year ago. The improvement in food cost was reflective of the impact of menu price increases as well as various changes in product mix. Food products segment cost of sales increased to 48.6% of sales in this year's first quarter from 46.5% of sales the corresponding period a year ago. This increase was due to significant increases in hog costs, which averaged $50.91 per hundredweight for the first three months of fiscal 1998 versus $46.90 per hundredweight in the same period last year, an 8.6% increase. The company raised its sausage prices to help absorb the increased hog costs, but has limited price increases in order to preserve market share.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

         Consolidated operating wage and fringe benefit expenses represented 31.3% and 31.7% of sales in the first quarters of fiscal 1998 and 1997, respectively. In the restaurant segment, operating wage and fringe benefit expenses represented 38.1% of sales for the first three months of fiscal 1998 compared to 38.6% for the same period a year ago. The improvement was due mostly to the closing of the Cantina del Rio restaurants, which had much higher wage costs than the company's other restaurants. Additional benefit was provided by lower health insurance costs. In the food products segment, operating wage and fringe benefit expenses were 12.4% of sales versus 12.8% for the corresponding quarter a year ago. The improvement in this ratio was due to the fact that the increased food products sales were primarily the result of sausage price increases rather than increased production.

OTHER OPERATING EXPENSES

         Approximately 90% of other operating expenses occurred in the restaurant segment; the most significant components of which were advertising, utilities, restaurant supplies, repair and maintenance, general liability insurance and taxes (other than income taxes). Consolidated other operating expenses for the first three months of fiscal 1998, as a percentage of sales, were 13.7% compared to 14.0% for the same period a year ago. The improvement was the result of the closing of the Cantina del Rio restaurants, which had higher operating expenses than the company's other restaurants. Some additional benefit was provided by reduced advertising expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         As a percentage of sales, consolidated selling, general and administrative expenses were 11.9% and 12.6% in the first quarters of 1998 and 1997, respectively. The most significant components of selling, general and administrative expenses were wages, fringe benefits and food products segment promotional expenses. The improvement was primarily the result of lower promotional expenses associated with charcoal products.

NET INCOME

         Consolidated net income increased $1.5 million, or 16.4%, in the first quarter of fiscal 1998 compared to the same period a year ago. Approximately one-third of the improvement was attributable to the closing in August 1996 of the Cantina del Rio restaurants, which lost $0.9 million before taxes in the first quarter of fiscal 1997. The remaining increase was the result of higher margins in the restaurant segment brought about by the increase in same-store sales and lower food cost, in addition to the profit provided by new restaurants in operation.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from both the restaurant and food products segments has been used as the main source of working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs and capital expansion at various times. The total bank lines of credit available is $120.0 million, of which $69.2 million was outstanding at July 25, 1997.

         The company believes that the funds needed for capital expenditures and working capital during the remainder of fiscal 1998 will be generated both internally and from available bank lines of credit. Longer-term financing alternatives will continue to be evaluated by the company as conditions warrant.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the company's actual results for 1998 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, continuing high hog costs and the possibility of severe weather conditions where the company operates its restaurants, as well as other risks previously disclosed in the company's securities filings and press releases.

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


                                                 Bob Evans Farms, Inc.
                                         ------------------------------------
                                                      Registrant




                                                  /s/ Daniel E. Evans
                                         ------------------------------------
                                                    Daniel E. Evans
                                                 Chairman of the Board
                                               (Chief Executive Officer)




                                                /s/ Donald J. Radkoski
                                         ------------------------------------
                                                  Donald J. Radkoski
                                          Group Vice President and Treasurer
                                               (Chief Financial Officer)



                 September 5, 1997
               ---------------------
                       Date