Form 10-Q
period 1997-10-24
EVANS BOB FARMS INC
filed 1997-12-05
CIK 33769

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        October 24, 1997
                               ----------------------------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -----------------------------------

Commission file number             0-1667
                       -------------------------------------------

                             Bob Evans Farms, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                      31-4421866
---------------------------------------------             -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
             or organization)                             Identification No.)


                  3776 South High Street Columbus, Ohio 43207
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                (614) 491-2225
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes    X       No
     -----         ----

          As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares.

                             BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     (Dollars in Thousands)
                                                                            October 24, 1997          April 25, 1997
                                                                            ----------------          --------------
                                                                                   Unaudited                 Audited
                                                                                   ---------                 -------
ASSETS
------
Current Assets
         Cash and equivalents                                                      $   9,356                $  12,283
         Trade accounts receivable                                                    17,481                   16,394
         Inventory                                                                    23,192                   23,600
         Federal and state income taxes                                                    0                      635
         Deferred income taxes                                                         6,182                    6,182
         Prepaid expenses                                                              2,680                    2,329
                                                                                  -----------              -----------
                  TOTAL CURRENT ASSETS                                                58,891                   61,423

Property, Plant, and Equipment                                                       709,456                  687,705
         Less accumulated depreciation                                               228,607                  214,684
                                                                                  -----------              -----------
                  NET PROPERTY, PLANT AND EQUIPMENT                                  480,849                  473,021

Other Assets
         Deposits and other                                                            2,776                    3,403
         Long-term investments                                                         5,081                    5,101
         Deferred income taxes                                                        10,080                   10,080
         Cost in excess of net assets acquired                                         9,668                    9,938
         Other intangible assets                                                         955                    1,113
                                                                                  -----------              -----------
                  TOTAL OTHER ASSETS                                                  28,560                   29,635
                                                                                  -----------              -----------
                                                                                    $568,300                 $564,079
                                                                                  ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
         Line of credit                                                            $  48,550                $  68,880
         Accounts payable                                                              8,834                    7,119
         Dividends payable                                                             3,326                    3,327
         Federal and state income taxes                                                4,595                        0
         Accrued wages and related liabilities                                        11,544                   13,438
         Other accrued expenses                                                       41,052                   36,085
                                                                                  -----------              -----------
                  TOTAL CURRENT LIABILITIES                                          117,901                  128,849

Long-Term Liabilities
         Deferred income taxes                                                        10,836                   10,836
         Notes payable (net of discount of $243,000 at
           October 24, 1997 and $303,000 at April 25, 1997)                            1,647                    1,587
                                                                                  -----------              -----------
                  TOTAL LONG-TERM LIABILITIES                                         12,483                   12,423

Stockholders' Equity
         Common stock, $.01 par value; authorized 100,000,000 shares; issued
         42,638,118 shares at October 24, 1997
         and April 25, 1997                                                              426                      426
         Preferred stock: authorized 1,200 shares; issued 120
           shares at October 24, 1997 and April 25, 1997                                  60                       60
         Capital in excess of par value                                              145,885                  145,889
         Retained earnings                                                           306,761                  291,364
                                                                                  -----------              -----------
                                                                                     453,132                  437,739
         Less treasury stock: 1,062,413 shares at October 24, 1997
            and 1,054,949 shares at April 25, 1997, at cost                           15,216                   14,932
                                                                                  -----------              -----------
                  TOTAL STOCKHOLDERS' EQUITY                                         437,916                  422,807
                                                                                  -----------              -----------
                                                                                    $568,300                 $564,079
                                                                                  ===========              ===========

    The accompanying notes are an integral part of the financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                                   ---------

                                                                            (Dollars in Thousands Except Net Income
                                                                              Per Share and Cash Dividend Amounts)


                                                                     Three Months Ended                   Six Months Ended
                                                                     ------------------                   ----------------
                                                             Oct. 24, 1997     Oct. 25, 1996       Oct. 24, 1997    Oct. 25, 1996
                                                             -------------     -------------       -------------    -------------

NET SALES                                                       $224,675           $206,244           $446,720          $419,304

    Cost of sales                                                 69,232             66,432            140,324           134,405
    Operating wage and fringe benefit expenses                    69,199             64,164            138,625           131,743
    Other operating expenses                                      31,100             28,670             61,567            58,393
    Selling, general and administrative expenses                  27,930             24,888             54,461            51,726
    Depreciation expense                                           7,845              7,052             15,312            13,823
                                                             -----------        -----------       ------------       -----------
OPERATING PROFIT                                                  19,369             15,038             36,431            29,214

    Net interest income (expense)                                  (772)                217            (1,361)               283
                                                             -----------        -----------       ------------       -----------

INCOME BEFORE INCOME TAXES                                        18,597             15,255             35,070            29,497

PROVISIONS FOR INCOME TAXES
    Federal                                                        5,635              4,595             10,626             8,967
    State                                                          1,264                978              2,385             1,947
                                                             -----------        -----------       ------------       -----------
                                                                   6,899              5,573             13,011            10,914
                                                             -----------        -----------       ------------       -----------

NET INCOME                                                      $ 11,698           $  9,682           $ 22,059         $  18,583
                                                             ===========        ===========       ============       ===========


Weighted average number of common
    shares outstanding                                        41,577,889         42,201,899         41,583,714        42,201,899
                                                            ============        ===========       ============       ===========


Net income per common share based upon
    the weighted average number of
    common shares                                                  $.28               $.23                $.53               $.44
                                                               ========           ========           =========           ========

Cash dividend per common share                                     $.08               $.08                $.16               $.16
                                                               ========           ========           =========           ========

    The accompanying notes are an integral part of the financial statements

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                   ---------

                                                                                    (Dollars in Thousands)
                                                                                       Six Months Ended
                                                                                       ----------------
                                                                          October 24, 1997           October 25, 1996
                                                                          ----------------           ----------------
OPERATING ACTIVITIES:
  Net income                                                                       $ 22,059                 $ 18,583

  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                 15,740                   14,250
       (Gain) on sale of property and equipment                                         (40)                    (194)
       Compensation expense attributable to stock plans                                 261                       92
  Cash  provided by (used for) current assets and current liabilities:
       Accounts receivable                                                           (1,087)                  (2,460)
       Inventories                                                                      408                   (3,004)
       Prepaid expenses                                                                (351)                    (876)
       Accounts payable                                                               1,715                    3,083
       Federal and state income taxes                                                 5,230                    1,933
       Accrued wages and related liabilities                                         (2,155)                  (3,235)
       Other accrued expenses                                                         4,967                      843
                                                                                  -----------              -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            46,747                   29,015

INVESTING ACTIVITIES:

  Purchase of property, plant and equipment                                         (23,265)                 (25,519)
  Purchase of investments                                                                 0                     (272)
  Proceeds from sale of property, plant and equipment                                   165                      194
  Other                                                                                 647                      (72)
                                                                                  -----------              -----------
NET CASH USED IN INVESTING ACTIVITIES                                               (22,453)                 (25,669)

FINANCING ACTIVITIES:
  Cash dividends paid                                                                (6,661)                  (6,761)
  Draws (payments) on line of credit                                                (20,330)                   7,200
  Purchase of treasury stock                                                           (599)                  (3,192)
  Interest accrued on long-term notes                                                    60                       72
  Distribution of treasury stock
        due to the exercise of stock
        options and employee bonuses                                                    309                      533
                                                                                  -----------              -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (27,221)                  (2,148)
                                                                                  -----------              -----------

Increase (decrease) in cash and equivalents                                          (2,927)                   1,198

Cash and equivalents at the beginning of the period                                  12,283                   14,369
                                                                                  -----------
                                                                                                           -----------

Cash and equivalents at the end of the period                                      $  9,356                 $ 15,567
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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

SALES

         Consolidated net sales for Bob Evans Farms, Inc. and subsidiaries (the company) increased $18.4 million, or 8.9%, in the second quarter ended October 24, 1997, compared to the corresponding quarter a year ago. This increase was comprised of a $14.6 million increase in restaurant segment sales and a $3.8 million increase in food product segment sales. For the six-month period ended October 24, 1997, consolidated net sales increased $27.4 million, or 6.5%, compared to the previous year. This increase was comprised of a restaurant segment sales increase of $21.6 million and a food product segment sales increase of $5.8 million. Restaurant segment sales account for approximately 74% of total sales.

         The restaurant segment sales increase of $14.6 million, or 9.6%, in the second quarter was the result of a 4.8% increase in same-store sales as well as more restaurants in operation. The same-store sales increase, inclusive of an average menu price increase of 3.2%, represented the fourth consecutive quarter of same-store sales growth. Through six months, same store sales grew at a 4.1% rate. Additional sales growth was provided by an increase in the number of operating locations: 401 at October 24, 1997 versus 383 a year earlier. During the second quarter, the company opened five new restaurants and closed one existing restaurant. The company expects to open an additional eleven locations in the last half of fiscal 1998. The chart below summarizes the openings and closings during the last six quarters:

   S U M M A R Y  O F  R E S T A U R A N T S  O P E N E D  A N D  C L O S E D

                         Beginning      Opened      Closed      Ending
                         ---------      ------      ------      ------
   Fiscal 1998
     1st quarter            394           4            1          397
     2nd quarter            397           5            1          401

   Fiscal 1997
     1st quarter            390           5            5          390
     2nd quarter            390           7            14         383
     3rd quarter            383           4            0          387
     4th quarter            387           7            0          394

         The food product segment sales increased $3.8 million, or 7.1%, for the second quarter and $5.8 million, or 5.2%, through six months compared to the corresponding periods a year ago. The second quarter increase was due mostly to an increase in sausage sales volume as comparable pounds of sausage products sold were up 3%. Also affecting the quarterly comparison, and to a larger extent the six-month comparison, were increases in prices the company charges for its sausage products. The price increases were intended to help offset the impact of exceptionally high hog costs (discussed in the cost of sales section below). The benchmark retail price for a one-pound roll of sausage was $3.09 through the first six months of fiscal 1998 compared to an average of $2.99 during the corresponding period a year ago.

         Also impacting the second quarter sales increases in the food products segment were higher sales of liquid smoke products, which contributed to overall sales increases at Hickory Specialties of $0.9 million in the second quarter. Sales of salad products have not changed appreciably.

COST OF SALES

         Consolidated cost of sales (cost of materials) was 30.8% of sales in the second quarter compared to 32.2% of sales in the second quarter a year ago. Year-to-date, consolidated cost of sales represented 31.4% of sales versus 32.1% last fiscal year.

         In the restaurant segment, food cost (cost of sales) was 26.2% of sales in the second quarter and 26.1% of sales year-to-date, versus 26.9% and 26.8%, respectively, in the corresponding periods last year. The improvement in food cost was reflective of the impact of menu price increases as well as various changes in product mix.

         In the food products segment, cost of sales was 44.2% of sales for the quarter and 46.4% year-to-date compared to 47.3% and 46.9%, respectively, for the corresponding periods a year ago. These fluctuations were due to significant changes in hog costs, which averaged $45.50 per hundredweight in the second quarter of this year versus $53.00 per hundredweight in the second quarter last year, a 14.2% decrease. The first quarter comparisons were $50.91 versus $46.90, an 8.6% increase. The company raised its sausage prices three times from April 1996 to September 1996 to help absorb the increased hog costs, which rose precipitously in the first quarter of fiscal 1997, and remained relatively high until September of this year. Since September, hog costs have trended downward.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

         Consolidated operating wage and fringe benefit expenses decreased from 31.1% to 30.8% of sales in the second quarter and from 31.4% to 31.0% of sales year-to-date in comparison to the corresponding periods last year.

         In the restaurant segment, wages and fringe benefits represented 37.3% of sales for the quarter and 37.7% of sales year-to-date versus 37.7% and 38.2%, respectively, for the corresponding periods a year ago. Although these rates are historically high, the relative improvement from fiscal 1997 to fiscal 1998 was the result of lower health insurance costs as well as well as the closing in August, 1996 of the Cantina del Rio restaurants, which had much higher wage costs than the company's other restaurants.

         In the food products segment, wages and fringe benefits represented 11.8% of sales for the quarter and 12.1% of sales year-to-date versus 12.3% and 12.6%, respectively, of sales for the corresponding periods a year ago. The improvement in these ratios was attributable to several factors: operating efficiencies resulted from transferring the production of some products to different facilities; sales increases of the company's frozen products, which are not produced in the company's facilities; and increases in sausage sales in the first four months of fiscal 1998 were primarily the result of price increases rather than increased production.

OTHER OPERATING EXPENSES

         Approximately 90% of other operating expenses were attributable to the restaurant segment; the most significant components of which were advertising, utilities, repair and maintenance, restaurant supplies, and taxes (other than income taxes). Consolidated other operating expenses represented 13.8% of sales for both the quarter and year-to-date in comparison to 13.9% for both periods last year. Operating expenses were positively affected by the August, 1996 closing of the Cantina del Rio restaurants, which had higher operating expenses than the company's other restaurants. However, this benefit was mostly offset by increases in restaurant supplies and repair and maintenance expenses in both the quarter and six-month periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Consolidated selling, general and administrative expenses represented 12.4% of sales for the quarter and 12.2% of sales year-to-date in comparison to 12.1% and 12.3%, respectively, in the corresponding periods a year ago. The most significant components of selling, general and administrative expenses were wages and fringe benefits and food products segment promotional and advertising expenses. Second quarter increases in sausage promotional and advertising expenses as well as restaurant management training and recruiting costs were mostly offset by decreases in promotional expenses at Hickory Specialties.

NET INTEREST

         Interest expense exceeded interest income by $0.8 million in the second quarter of fiscal 1998, and by $1.4 million through six months. In fiscal 1997, interest income exceed interest expense by $0.2 million in the second quarter, and by $0.3 million through six months. The company has historically capitalized nearly all its interest costs in connection with its construction activities. Beginning in the third quarter of fiscal 1997, and continuing through the second quarter of fiscal 1998, a more significant share of interest costs was expensed. The company expects that due to reduced borrowings and the timing of certain capital projects that interest expense in the last half of fiscal 1998 will be significantly less than in the first six months.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from both the restaurant and food products segments has been used as the main source of working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs and capital expansion at various times. The total bank lines of credit available is $120.0 million, of which $48.6 million was outstanding at October 24, 1997.

         The company believes that the funds needed for capital expenditures and working capital during the remainder of fiscal 1998 will be generated both internally and from available bank lines of credit. Longer-term financing alternatives will continue to be evaluated by the company as conditions warrant.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995
The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the company's actual results for 1998 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, changes in hog costs and the possibility of severe weather conditions where the company operates its restaurants, as well as other risks previously disclosed in the company's securities filings and press releases.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      (a) The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on September 8, 1997. At the close of business on the record date, 41,579,041 common shares were outstanding and entitled to vote. At the Annual Meeting 32,804,921 or 78.9 % of the outstanding common shares entitled to vote were represented in person or by proxy.

                      (b)        Directors elected at the Annual Meeting:

                                 Larry C. Corbin
                                 Stewart K. Owens
                                 Robert E.H. Rabold


                                 Directors whose term of office continued after the Annual Meeting:

                                 Daniel E. Evans         Daniel A. Fronk
                                 Robert S. Wood          Cheryl L. Krueger
                                 Michael J. Gasser       G. Robert Lucas II

                      (c) Matters voted upon at the Annual Meeting:

                                            FOR           AGAINST       WITHHELD
                                            ---           -------       --------
1) Election of Larry C. Corbin           32,597,085       207,836              0
2) Election of Stewart K. Owens          32,299,270       505,651              0
3) Election of Robert E.H. Rabold        32,527,574       277,347              0


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


                                                Bob Evans Farms, Inc.
                                        --------------------------------------
                                                      Registrant



                                                 /s/ DANIEL E. EVANS
                                        --------------------------------------
                                                   Daniel E. Evans
                                                Chairman of the Board
                                              (Chief Executive Officer)



                                                /s/ DONALD J. RADKOSKI
                                        --------------------------------------
                                                  Donald J. Radkoski
                                          Group Vice President and Treasurer
                                              (Chief Financial Officer)


     December 5, 1997
--------------------------
           Date