Form 10-Q
period 1998-01-23
EVANS BOB FARMS INC
filed 1998-03-06
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         January 23, 1998
                               -----------------------------------------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              --------------------------------------------------
Commission file number                  0-1667
                      ---------------------------------------------------------

                                         Bob Evans Farms, Inc.
                      ----------------------------------------------------------
                      (Exact name of registrant as specified in its charter)



                   Delaware                                  31-4421866
------------------------------------------------   ----------------------------
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

Yes  X       No
   ------      -----

           As of the close of the period covered by this report, the registrant had 41,638,585 common shares outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   (Dollars in Thousands)
                                                             January 23, 1998  April 25, 1997
                                                             ----------------  --------------
                                                                   Unaudited      Audited
                                                                   ---------      -------
ASSETS
------
Current Assets
         Cash and equivalents                                       $ 14,085      $ 12,283
         Trade accounts receivable                                    17,563        16,394
         Inventory                                                    23,054        23,600
         Federal and state income taxes                                    0           635
         Deferred income taxes                                         6,182         6,182
         Prepaid expenses                                              1,775         2,329
                                                                    --------      --------
                  TOTAL CURRENT ASSETS                                62,659        61,423

Property, Plant and Equipment                                        720,783       687,705
         Less accumulated depreciation                               236,455       214,684
                                                                    --------      --------
                  NET PROPERTY, PLANT AND EQUIPMENT                  484,328       473,021

Other Assets
         Deposits and other                                            2,975         3,403
         Long-term investments                                         5,017         5,101
         Deferred income taxes                                        10,080        10,080
         Cost in excess of net assets acquired                         9,534         9,938
         Other intangible assets                                         876         1,113
                                                                    --------      --------
                  TOTAL OTHER ASSETS                                  28,482        29,635
                                                                    --------      --------
                                                                    $575,469      $564,079
                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Line of credit                                             $ 46,520      $ 68,880
         Accounts payable                                              8,142         7,119
         Dividends payable                                             3,331         3,327
         Federal and state income taxes                                3,937             0
         Accrued wages and related liabilities                        13,122        13,438
         Other accrued expenses                                       41,113        36,085
                                                                    --------      --------
                  TOTAL CURRENT LIABILITIES                          116,165       128,849

Long-Term Liabilities
         Deferred income taxes                                        10,836        10,836
         Notes payable (net of discount of $213,000 at
           Jan. 23, 1998 and $303,000 at April 25, 1997)               1,677         1,587
                                                                    --------      --------
                  TOTAL LONG-TERM LIABILITIES                         12,513        12,423

Stockholders' Equity
         Common stock, $.01 par value; authorized 100,000,000
          shares; issued 42,638,118 shares at Jan. 23, 1998,
          and April 25, 1997                                             426           426
         Preferred stock: authorized 1,200 shares; issued 120
               shares at Jan. 23, 1998, and April 25, 1997                60            60
         Capital in excess of par value                              146,517       145,889
         Retained earnings                                           314,573       291,364
                                                                    --------      --------
                                                                     461,576       437,739
         Less treasury stock: 999,533 shares at Jan. 23, 1998,
            and 1,054,949 shares at April 25, 1997, at cost           14,785        14,932
                                                                    --------      --------
                  TOTAL STOCKHOLDERS' EQUITY                         446,791       422,807
                                                                    --------      --------
                                                                    $575,469      $564,079
                                                                    ========      ========

    The accompanying notes are an integral part of the financial statements.

                              BOB EVANS FARMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED




                                                                (Dollars in Thousands Except Earnings
                                                                 Per Share and Cash Dividend Amounts)


                                                           Three Months Ended              Nine Months Ended
                                                           ------------------              -----------------
                                                    Jan. 23, 1998   Jan. 24, 1997   Jan. 23, 1998     Jan. 24, 1997
                                                    -------------   -------------   -------------     -------------
 NET SALES                                            $ 219,621       $ 199,189       $ 666,341       $ 618,493

    Cost of sales                                        66,548          66,169         206,872         200,574
    Operating wage and fringe benefit expenses           68,017          62,200         206,642         193,943
    Other operating expenses                             30,536          27,392          92,103          85,785
    Selling, general and administrative expenses         28,356          23,865          82,817          75,591
    Depreciation expense                                  8,060           7,121          23,372          20,944
                                                      ---------       ---------       ---------       ---------
OPERATING PROFIT                                         18,104          12,442          54,535          41,656

    Net interest income (expense)                          (413)           (194)         (1,774)             89
                                                      ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES                               17,691          12,248          52,761          41,745

PROVISIONS FOR INCOME TAXES
    Federal                                               5,343           3,624          15,969          12,591
    State                                                 1,203             818           3,588           2,765
                                                      ---------       ---------       ---------       ---------
                                                          6,546           4,442          19,557          15,356
                                                      ---------       ---------       ---------       ---------

NET INCOME                                            $  11,145       $   7,806       $  33,204       $  26,389
                                                      =========       =========       =========       =========


Basic and Diluted Earnings Per Share                  $    0.27       $    0.19       $    0.80       $    0.63
                                                      =========       =========       =========       =========


Cash Dividends Per Common Share                       $    0.08       $    0.08       $    0.24       $    0.24
                                                      =========       =========       =========       =========





     The accompanying notes are an integral part of the financial statements

                              BOB EVANS FARMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                              (Dollars in Thousands)
                                                                Nine Months Ended
                                                                -----------------

                                                        January 23, 1998    January 24, 1997
                                                        ----------------    ----------------

OPERATING ACTIVITIES:
  Net income                                                 $ 33,204       $ 26,389

  Adjustments to reconcile net income to net
         cash provided by operating activities:
       Depreciation and amortization                           24,193         21,584
       Gain on sale of property and equipment                     (34)          (242)
       Compensation expense attributable to stock plans           453            137
  Cash provided by (used for) current assets
         and current liabilities:
       Accounts receivable                                     (1,169)        (2,409)
       Inventories                                                546         (3,031)
       Prepaid expenses                                           554           (516)
       Accounts payable                                         1,023          1,257
       Federal and state income taxes                           4,572            715
       Accrued wages and related liabilities                     (769)        (1,897)
       Other accrued expenses                                   5,028            619
                                                             --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      67,601         42,606

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                   (34,826)       (41,473)
  Purchase of investments                                         (96)          (448)
  Proceeds from sale of property, plant and equipment             181            317
  Other                                                           428           (233)
                                                             --------       --------
NET CASH USED IN INVESTING ACTIVITIES                         (34,313)       (41,837)

FINANCING ACTIVITIES:
  Cash dividends paid                                          (9,991)       (10,129)
  Draws (payments) on line of credit                          (22,360)         9,970
  Purchase of treasury stock                                   (1,907)        (7,476)
  Interest accrued on long-term notes                              90            108
  Distribution of treasury stock
        due to the exercise of stock
        options and employee bonuses                            2,682            533
                                                             --------       --------
NET CASH USED IN FINANCING ACTIVITIES                         (31,486)        (6,994)
                                                             --------       --------

Increase (decrease) in cash and equivalents                     1,802         (6,225)

Cash and equivalents at the beginning of the period            12,283         14,369
                                                             --------       --------

Cash and equivalents at the end of the period                $ 14,085       $  8,144
                                                             ========       ========


The accompanying notes are an integral part of the financial statements.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED
                                    ---------


1.       Unaudited Financial Statements
         ------------------------------
         The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. No significant changes have occurred in the disclosures made in Form 10-K for the fiscal year ended April 25, 1997 (refer to Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements) except as noted below.



2.       Accounting Change
         -----------------
         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which simplifies the calculation of earnings per share (EPS) and makes it comparable to international EPS standards. The company adopted Statement No. 128 in the third quarter of fiscal 1998. The following table sets forth the computation of basic and diluted earnings per share:


                                             Three Months Ended                           Nine Months Ended
                                             ------------------                           -----------------
                                      Jan. 23, 1998       Jan. 24, 1997           Jan. 23, 1998      Jan. 24, 1997
                                      -------------       -------------           -------------      -------------
NUMERATOR:
Net income - for both basic and
diluted earnings per share              $11,145,000         $ 7,806,000             $33,204,000        $26,389,000
                                        ===========         ===========             ===========        ===========

DENOMINATOR:
Denominator for basic earnings
per share - weighted avg. shares         41,608,328          42,084,834              41,591,919         42,084,834

Effect of dilutive securities:
      Employee stock options                280,518              19,551                 168,796             33,536
                                       ------------       -------------            ------------      -------------

Denominator for diluted earnings
per share - adjusted weighted avg.
shares and assumed conversions           41,888,846          42,104,385              41,760,715         42,118,370
                                         ==========          ==========              ==========         ==========

Basic earnings per share                      $0.27               $0.19                   $0.80              $0.63
                                              =====               =====                   =====              =====

Diluted earnings per share                    $0.27               $0.19                   $0.80              $0.63
                                              =====               =====                   =====              =====



3.       Subsequent Events
         -----------------
         Effective Feb. 2, 1998, the company entered into an interest rate swap agreement with National City Bank. The purpose of the swap transaction was to effectively lock in a portion of the company's line of credit liability at a fixed rate. The notional amount of the swap was $25 million. The swap locks in the notional amount at a net effective rate of 6.18% to the company for a period of ten years.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


SALES

         Consolidated net sales for Bob Evans Farms, Inc. and subsidiaries (the company) increased $20.4 million, or 10.3%, in the third quarter ended January 23, 1998, compared to the corresponding quarter a year ago. This increase was comprised of a $15.7 million sales increase in the restaurant segment and a $4.7 million sales increase in the food product segment. Through the first nine months of fiscal 1998, consolidated net sales increased $47.8 million, or 7.7%, compared to the previous year. This increase was comprised of a restaurant segment sales increase of $37.3 million and a food product segment sales increase of $10.5 million. Restaurant sales account for approximately 70-75% of total sales.

         In the restaurant segment, the third quarter sales increase of $15.7 million, or 11.2%, was the result of a 6.1% increase in same-store sales as well as more restaurants in operation. The same-store sales increase (the fifth consecutive quarter of same-store sales growth) included an average menu price increase of 3.0%. For the nine month period, same-store sales grew at a rate of 4.7%. New restaurant openings also provided additional sales growth: stores in operation totaled 403 at January 23, 1998, compared to 387 at January 24, 1997. During the third quarter, the company opened three new restaurants and closed one underperforming restaurant. The company expects to open seven additional restaurants in the last quarter of fiscal 1998. The chart below summarizes the openings and closings during the last seven quarters:


                SUMMARY OF RESTAURANTS OPENED AND CLOSED

                  Beginning  Opened    Closed   Ending
                  ---------  ------    ------   ------
Fiscal 1998
    1st quarter      394        4        1        397
    2nd quarter      397        5        1        401
    3rd quarter      401        3        1        403

Fiscal 1997
    1st quarter      390        5        5        390
    2nd quarter      390        7       14        383
    3rd quarter      383        4        0        387
    4th quarter      387        7        0        394


         The food product segment sales increased $4.7 million, or 8.0%, in the third quarter and $10.5 million, or 6.2%, through three quarters compared to the corresponding periods a year ago. The third quarter increase was due mostly to increased sausage sales volume as comparable pounds of sausage products sold increased 5% compared to a year ago; increased sales were also provided by a growing contribution from newer products. The year-to-date comparison benefited from higher volumes as well as increases in prices the company charges for its sausage products. The benchmark retail price for a one-pound roll of sausage averaged $2.89 to $2.99 through the first four months of fiscal 1997, and $3.09 thereafter, including all of fiscal 1998.

COST OF SALES

         As a percentage of sales, consolidated cost of sales (cost of materials only) was 30.3% in the third quarter versus 33.2% a year ago. Year-to-date, consolidated cost of sales represented 31.0% of sales compared to 32.4% the previous fiscal year.

         In the restaurant segment, food cost was 26.4% of sales in the third quarter versus 26.6% a year ago. Through nine months, food cost represented 26.2% of sales compared to 26.7% the previous year. The improvement in food cost was reflective of the impact of menu price increases as well as various changes in product mix.

         In the food products segment, cost of sales was 39.7% of sales in the third quarter and 44.0% year-to-date versus 48.7% and 47.5%, respectively, in the corresponding periods last year. These improved ratios were the result of significant decreases in hog costs. For the third quarter, hog costs averaged $36.70 per hundredweight this year versus $54.00 last year, a 32.0% decrease. Since September, hog costs have continued to trend downward. The company has held its prices steady during this time, resulting in much stronger gross margins.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

         Consolidated operating wage and fringe benefit expenses, as a percentage of sales, declined from 31.2% to 31.0% in the third quarter and from 31.4% to 31.0% through nine months compared to the corresponding periods a year ago.

         In the restaurant segment, wages and fringes were 39.1% versus 39.5% of sales for the quarter and 38.1% versus 38.6% of sales through nine months. Although historically high, the relative improvement from fiscal 1997 to fiscal 1998 was the result of slightly lower health insurance and workers' compensation costs as well as the closing in August, 1996 of the Cantina del Rio restaurants, which had much higher wage costs than the company's other restaurants.

         In the food product segment, wages and fringes were 11.4% versus 11.8% of sales for the quarter and 11.8% versus 12.3% of sales through nine months compared to the corresponding periods a year ago. These improvements were attributable to operating efficiencies attained by transferring the production of some products to different facilities as well as the fact that increases in sausage sales in the first four months of fiscal 1998 were primarily the result of price increases rather than increased production.

OTHER OPERATING EXPENSES

         Approximately 90% of other operating expenses were attributable to the restaurant segment; the most significant components of which were advertising, utilities, repair and maintenance, restaurant supplies, and taxes (other than income taxes). Consolidated other operating expenses represented 13.9% versus 13.8% of sales for the third quarter and 13.8% and 13.9% of sales through three quarters. Operating expenses were positively impacted by the August, 1996 closing of the Cantina del Rio restaurants, which had higher operating expenses than the company's other restaurants. However, this benefit was mostly offset by increases in restaurant supplies and repair and maintenance expenses in both the quarter and nine-month periods, and to a smaller extent, advertising expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Consolidated selling, general and administrative expenses represented 12.9% versus 12.0% of sales for the third quarter and 12.4% versus 12.2% of sales through nine months. The most significant components of selling, general and administrative expenses were wages and fringe benefits and food products segment promotional and advertising expenses. As hog costs trended downward in the third quarter, the company opted to significantly increase promotional activity to stimulate sales rather than to decrease base prices. This policy led to significant increases in selling, general and administrative expenses, although sausage profit margins increased considerably due to lower live hog costs discussed previously.

NET INTEREST

         Interest expense exceeded interest income by $0.4 million in the third quarter of fiscal 1998, and by $1.8 million through nine months. In fiscal 1997, interest expense exceeded interest income by $0.2 million for the quarter and nearly equaled interest income year-to-date. The company has historically capitalized nearly all its interest costs in connection with its construction activities. Beginning in the third quarter of fiscal 1997, and continuing through the third quarter of fiscal 1998, a more significant share of interest costs was expensed.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from both the restaurant and food products segments has been used as the main source of working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs and capital expansion at various times. The total bank lines of credit available is $120.0 million, of which $46.5 million was outstanding at January 23, 1998.

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

                                              Bob Evans Farms, Inc.
                                              ---------------------
                                                   Registrant




                                               /s/ DANIEL E. EVANS
                                           -------------------------
                                                 Daniel E. Evans
                                              Chairman of the Board
                                            (Chief Executive Officer)




                                             /s/ DONALD J. RADKOSKI
                                       ----------------------------------
                                               Donald J. Radkoski
                                       Group Vice President and Treasurer
                                            (Chief Financial Officer)



         March 6, 1998
---------------------------
               Date