Form 10-K405
period 1998-04-24
EVANS BOB FARMS INC
filed 1998-07-23
CIK 33769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended April 24, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___________ to ____________

                          Commission File Number 0-1667

                              Bob Evans Farms, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                  31-4421866
---------------------------------------------------       -------------------
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                   Identification No.)

  3776 South High Street, Columbus, Ohio                         43207
---------------------------------------------------       -------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (614) 491-2225
                                                          -------------------


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock with $.01 par value
                        --------------------------------
                                (Title of Class)




             This report contains 82 pages of which this is page 1.
                      The Exhibit Index begins at page 46.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value has been computed by reference to the last quoted sale price of the registrant's common stock (the only common equity), as of July 17, 1998.

         Total shares outstanding                                                          41,664,056

         Number of shares owned beneficially and/or of record by directors                    901,332
              and executive officers*

         Number of shares held by persons other than directors and executive               40,762,724
              officers

         Last quoted sale price                                                               $20.125

         Market value of shares held by persons other than directors and                 $820,349,821
              executive officers

*For purposes of this computation, all executive officers and directors are included, although not all are necessarily "affiliates."

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

41,664,056 shares of common stock with $.01 par value were outstanding at July 17, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1.       Annual report to stockholders for the fiscal year ended
                  April 24, 1998 (in pertinent part, as indicated)    .   .   .   .   .   .   .   .   .   PART II.

         2.       Proxy statement dated Aug. 10, 1998, for the annual meeting of stockholders to be held on Sept. 14, 1998
                  (in pertinent part, as indicated)   .   .   .   .   .   .   .   .   .   .   .   .   .   PART III.

                                     PART I

ITEM 1. BUSINESS.

Bob Evans Farms, Inc. (the "registrant") is a Delaware corporation incorporated on Nov. 4, 1985. It is the successor by merger to Bob Evans Farms, Inc., an Ohio corporation incorporated in 1957. BEF Holding Co., Inc. is a wholly owned subsidiary of the registrant. The subsidiaries owned by BEF Holding Co., Inc. include Bob Evans Farms, Inc., an Ohio corporation ("BEF Ohio"); Owens Country Sausage, Inc. ("Owens"); Mrs. Giles Country Kitchens, Inc. ("Mrs. Giles"); Hickory Specialties, Inc. ("Hickory Specialties") and BEF Aviation, Inc. ("Aviation"). On Oct. 16, 1995, BEF RE Holding Co., Inc. ("RE Holding") was formed as a wholly owned subsidiary of BEF Ohio and BEF REIT, Inc. was formed as a majority-owned subsidiary of RE Holding. On April 26, 1997, Bob Evans Restaurants, Inc. ("Restaurants"), which was incorporated on April 23, 1997, became a wholly owned subsidiary of BEF Ohio and RE Holding became a wholly owned subsidiary of Restaurants. On Oct. 24, 1997, Bob Evans Restaurants of Michigan, Inc. ("Michigan Restaurants"), which was incorporated on Oct. 16, 1997, became a wholly owned subsidiary of BEF Ohio and Restaurants became a wholly owned subsidiary of Michigan Restaurants. The registrant; BEF Holding Co., Inc.; RE Holding; BEF REIT, Inc.; BEF Ohio; Restaurants; Michigan Restaurants; Owens; Mrs. Giles; Hickory Specialties and Aviation are collectively referred to herein as the "company."

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

All of the company's family restaurants feature a wide variety of homestyle menu offerings designed to appeal to its customers. Breakfast entree items are featured and served all day. The restaurants are typically open from 6 a.m. until 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday for most locations. Approximately 63% of total revenues from restaurant operations are generated from 6 a.m. to 4 p.m. Sales on Saturday and Sunday account for approximately 40% of a typical week's revenues.

The company's restaurants are supplied with food and inventory items (other than sausage products, related meat items and certain salad products) by four independent food distributors twice a week. Sausage products, other related meat items and certain salad products are supplied by the company to each restaurant by the company's driver-salesmen, with the exception of the restaurants located in Florida, Massachusetts, North Carolina and South Carolina and parts of Missouri which are supplied by independent food distributors.

                   RESTAURANTS IN OPERATION AT APRIL 24, 1998

                    --------------------- --------------- ------------ ---------- ---------------
                                           Traditional      General      Owens        Total
                                                            Stores                 Restaurants
                    --------------------- --------------- ------------ ---------- ---------------
                    Delaware                      4                                       4
                    --------------------- --------------- ------------ ---------- ---------------
                    Florida                      24            1                         25
                    --------------------- --------------- ------------ ---------- ---------------
                    Illinois                     16                                      16
                    --------------------- --------------- ------------ ---------- ---------------
                    Indiana                      51                                      51
                    --------------------- --------------- ------------ ---------- ---------------
                    Iowa                          1                                       1
                    --------------------- --------------- ------------ ---------- ---------------
                    Kentucky                     14                                      14
                    --------------------- --------------- ------------ ---------- ---------------
                    Maryland                     16                                      16
                    --------------------- --------------- ------------ ---------- ---------------
                    Massachusetts                 1                                       1
                    --------------------- --------------- ------------ ---------- ---------------
                    Michigan                     37                                      37
                    --------------------- --------------- ------------ ---------- ---------------
                    Missouri                     11            1                         12
                    --------------------- --------------- ------------ ---------- ---------------
                    New Jersey                    1                                       1
                    --------------------- --------------- ------------ ---------- ---------------
                    New York                     13                                      13
                    --------------------- --------------- ------------ ---------- ---------------
                    North Carolina                2                                       2
                    --------------------- --------------- ------------ ---------- ---------------
                    Ohio                        143            1                        144
                    --------------------- --------------- ------------ ---------- ---------------
                    Pennsylvania                 26            1                         27
                    --------------------- --------------- ------------ ---------- ---------------
                    South Carolina                             1                          1
                    --------------------- --------------- ------------ ---------- ---------------
                    Tennessee                     4            1                          5
                    --------------------- --------------- ------------ ---------- ---------------
                    Texas                                                 11             11
                    --------------------- --------------- ------------ ---------- ---------------
                    Virginia                     10                                      10
                    --------------------- --------------- ------------ ---------- ---------------
                    West Virginia                16            1                         17
                    --------------------- --------------- ------------ ---------- ---------------
                    TOTAL                       390            7          11            408
                    --------------------- --------------- ------------ ---------- ---------------


During the company's 1998 fiscal year, 19 restaurants were opened, the majority of which were in the company's existing market area.

From time to time, restaurants are evaluated and closed due to a changing market, lack of profit, low performance or a change in access or building safety. During the 1998 fiscal year, three Bob Evans Restaurants were closed in Warren and Southfield, Mich., and Schaumberg, Ill., along with two Owens Family Restaurants in Texas, due to their inability to perform to company expectations.

The company has typically opened restaurants in areas where a strong consumer awareness and acceptance of its sausage products has been established over the years. It has deviated from this practice only in Florida, Massachusetts, North Carolina and South Carolina, where the company has 25, one, two and one restaurant(s), respectively, but does not have sausage distribution.

Seasonality

Certain restaurant locations, which are near major interstate highways, experience increased revenues during the summer travel season.

Labor and Fringe Benefit Expense

Competition for qualified labor was intense in 1998, and is expected to continue in fiscal 1999, as unemployment remains historically low in most of the company's marketing area. Increases in the federally mandated minimum wage rate increased restaurant labor costs significantly in 1998 and 1997, which had a direct impact on operating profit. As a result, labor and fringe benefit expense in the restaurant segment was 38.3 percent of sales in fiscal 1998 as compared to 38.5 percent in fiscal 1997, both of which are high relative to prior years. Congress is currently considering additional increases to the minimum wage rate which would significantly impact the company's labor costs.

Competition

The company's restaurant segment is engaged in an intensely competitive business. The company's restaurants compete directly with both local and national family, casual and fast-food restaurant chains, as well as with individual restaurant operators, for favorable sites for expansion, as well as for customer trial and return visits. The company's restaurant segment sales are not a significant factor in the overall restaurant business in the company's market areas.

Sources and Availability of Raw Materials

Menu mix in the restaurant segment is varied enough that raw materials have historically been readily available; however, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. The restaurant segment experienced a slight decrease in food costs during the company's 1998 fiscal year, and the company does not expect food costs to fluctuate significantly during its 1999 fiscal year.

Advertising

The company spent approximately $27,008,000 in the restaurant segment for advertising during its 1998 fiscal year. Seventy-seven percent of the advertising dollars were spent on television, radio, print and outdoor advertising. The remaining dollars were spent primarily on the in-store promotion of programs such as BreakfastSavors and LunchSavors. These programs were developed to increase sales during the weekday via variety, speed and value pricing. The company has typically not used coupons, except in certain outlying markets where it is attempting to gain new customer trial.

Carryout Business

During fiscal 1998, carryout business in the company's restaurants accounted for 3% of the total revenues generated in the restaurant segment. The company's restaurants do not have a drive-through or pick-up window for carryout business. However, the company began testing a Carry Home Kitchen concept in one restaurant during fiscal 1998. Through dedicated staffing and facilities, the Carry Home Kitchen is aimed at increasing carryout business and customer satisfaction.

Research and Development

The company is continuously testing new food items in its search for new and improved menu offerings to appeal to its customer base and to satisfy changing eating trends. Product development has been concentrated on unique homestyle options, as well as quality enhancements to some of the company's best-selling items. The company's BreakfastSavors and LunchSavors programs, designed to drive weekday sales, continue to be updated with new items to maintain the program's success. Research and development expenses, to date, have not been material.

Restaurant Expansion

During fiscal 1999, the company plans to build and open at least 23 new restaurants, about 80 percent of which will be constructed in current Bob Evans Restaurant markets. Determined by anticipated business needs, approximately three-quarters of the new restaurants will be the company's new 129-seat building and the remaining will seat 167 people. Future restaurant growth will depend on the availability of sites, as well as restaurant industry trends. The company believes, however, that it can continue with its planned expansion and is actively seeking quality restaurant sites, not only in its present market areas, but in new market areas as well.

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

FOOD PRODUCTS SEGMENT OPERATIONS

Principal Products and Procurement Methods

The company's traditional business in its food products segment has been the production and distribution of approximately 35 varieties of fresh, smoked and fully cooked pork sausage and ham products under the brand names of Bob Evans Farms, Owens Country Sausage and recently Country Creek Farm. In recent years, the company has devoted more time and effort on both new product development and sales of its pork sausage and ham products to institutional and foodservice purchasers. The company also has a frozen foods division which creates new points of distribution through grocers' freezers.

During the last several years, the company has expanded its product line in the Bob Evans and Owens markets to include convenience items for meals and snacks that are microwaveable.

Since 1991, the company has offered fresh, prepared salads in its food products segment. The refrigerated, deli salads are intended as convenience items for meals, and include old fashioned potato salad, southern style potato salad, chopped cole slaw, white meat chicken salad, creme macaroni salad, rotini pasta salad, homestyle tuna and gourmet egg salad. The deli items manufactured by Mrs. Giles are distributed principally in the southern and southeastern markets of the United States under the grocer's name or Mrs. Giles and Mrs. Kinser's brand names. Bob Evans salads, produced by Mrs. Giles, are currently being marketed in more than half of the Bob Evans marketing areas.

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

During the 1998 fiscal year, the food products segment of the company continued to produce specialty items for its institutional and foodservice customers. These products are made to customer specifications, and include fresh sausage links and patties, sausage gravy, and biscuit sandwiches. Although this segment of the business does not command the higher margins that branded items do, it gives the company incremental volume in its production plants. During fiscal 1998, foodservice volume accounted for approximately 10 percent of the company's total volume sold and is expected to remain in that range in the 1999 fiscal year. The company is also marketing its prepared salad products to institutional and foodservice customers.

                                                        % of Food Products Segment Revenues
                                                           FISCAL YEAR ENDED
                                     ------------------------------------------------------------------------
                                     APRIL 24, 1998               APRIL 25, 1997               APRIL 26, 1996
                                     --------------               --------------               --------------


Sales of Bob Evans                        56%                           57%                          56%
  Products

Sales of Owens                            21%                           20%                          21%
  Country Sausage
  Products

Sales of Mrs. Giles                        9%                            9%                          10%
  Products

Sales of Hickory                          14%                           14%                          13%
  Specialties Products

The company's pork sausage and ham products are produced in the company's six processing plants located in Xenia, Bidwell and Springfield, Ohio; Hillsdale, Mich.; Galva, Ill.; and Richardson, Texas. The Springfield, Ohio, and Hillsdale, Mich., plants produce the products for sale to foodservice distributors.

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

The Hickory Specialties charcoal products are produced at the company's plants in Crossville, Tenn., and Summer Shade, Ky.; and the Hickory Specialties liquid smoke flavoring products are produced at the company's plants in Crossville, Tenn.; Greenville, Mo.; and Summer Shade, Ky. Liquid smoke and charcoal briquettes complement each other by utilizing common raw material sources which are wood waste materials generated by a variety of wood processing industries. The company has experienced no difficulty in obtaining raw materials for its Hickory Specialties products and anticipates no future difficulty in that regard.

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

(2) During the 1998 fiscal year, the company continued to test alternate distribution methods for its sausage products, and as a result, Bob Evans brand products are available through a warehouse in the Greater New York City area and upstate New York, and a distributor in Madison and Milwaukee, Wis., on a limited basis. Warehousing is also used for the frozen foods division which was established during fiscal 1996.

The marketing territory for Bob Evans brand products includes Ohio, Michigan, Indiana, Illinois, Maryland, Delaware and the District of Columbia, as well as portions of New Jersey, New York, Iowa, Pennsylvania, Missouri, Tennessee, Georgia, Alabama, Virginia, Kentucky, West Virginia and Wisconsin.

Products distributed under the Owens Country Sausage brand name are distributed to retail customers in two ways:

(1) Company-owned transport trucks deliver directly to most major supermarket chain warehouse distribution centers in the Owens marketing area. Thereafter, the products are shipped to individual retail outlets.

(2) Twenty-eight driver-salesmen, driving company-owned refrigerated trucks, deliver products directly to supermarkets and independent retail groceries.

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

Inventory Levels

All of the company's sausage products and salad products are highly perishable in nature and require proper refrigeration. Shelf life of the sausage products ranges from 18 to 45 days; shelf life of the Bob Evans salads from 21 to 28 days; and shelf life of the Mrs. Giles and Mrs. Kinser's salad products from 15 to 45 days. Due to the highly perishable nature and short shelf life of the company's food products, the company's processing plants normally process only enough product to fill existing orders. Therefore, the company maintains minimal inventory levels of sausage and salad products because such products are generally manufactured only to meet existing demand and are delivered to retail outlets within a three-day period after processing.

Hickory Specialties products are not perishable in nature. Products are manufactured throughout the year. The smoke products sales are reasonably constant throughout the year, matching production and sales. The charcoal briquet sales are seasonal with the peak sales from April through September. The off-season inventories of charcoal briquets permit a consistent production schedule.

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

Advertising

During the 1998 fiscal year, the company spent approximately $10,833,000 for advertising of its food products under the Bob Evans and Owens brand names. Approximately 74% was spent on media with the remaining spent on production and various promotional programs. The company spent approximately $554,000 on media during the latest fiscal year to support its charcoal and liquid smoke flavoring products and $168,000 to support the salad business with approximately 17% of that spent on media.

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

Expansion of Distribution Area

During fiscal 1998, distribution of frozen dinner rolls and buttermilk biscuits was expanded to West Virginia.

The company has no current plans for further geographic expansion of its distribution area for Bob Evans Sausage, Owens Country Sausage, Mrs. Giles salad products or the charcoal and liquid smoke flavoring products manufactured by Hickory Specialties in the 1999 fiscal year.

Profit Margins Related to Sausage Production

The company's profit margins for the portion of the company's business relating to sausage production are normally more favorable during periods of lower live hog costs. During the 1998 fiscal year, hog prices averaged $40 per hundredweight. The company expects live hog costs to be below last year's levels during fiscal 1999.

Employees

The company had in its employment 29,172 persons in the restaurant segment and 2,017 persons in the food products segment as of April 24, 1998.

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

Sales, Operating Profit and Identifiable Assets

The following table sets forth, for each of the company's last three fiscal years, the amounts of revenue from intersegment sales of its food products and the amounts of revenue from sales to unaffiliated customers, operating profit and identifiable assets attributable to each of the company's industry segments:

                                                                           FISCAL YEAR ENDED
                                                  -------------------------------------------------------------
                                                    April 24,                  April 25,              April 26,
                                                      1998                       1997                   1996
                                                  -----------               ------------            -----------
Sales:
------
     Restaurant Operations:                       $645,330,000              $594,914,000            $590,063,000

     Intersegment Sales of
       Food Products:                             $ 33,678,000             $  36,769,000            $ 36,638,000

     Food Products (excluding
       intersegment sales):                       $241,508,000              $227,241,000            $216,564,000

Operating Profit:
-----------------
     Restaurant Operations:                       $ 57,922,000              $ 50,892,000            $ 29,384,000*

     Food Products:                               $ 16,538,000               $ 6,908,000            $ 17,169,000*

Identifiable Assets:
--------------------
     Restaurant Operations:                       $448,314,000              $431,332,000            $403,029,000

     Food Products:                               $111,340,000              $113,875,000            $112,091,000

* Includes pre-tax loss of $21,370,000 on the write-down of assets in the restaurant segment and a pre-tax loss of $630,000 on the write-down of assets in the food products segment.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The statements contained in this Form 10-K which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the company's actual results for 1999 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks and uncertainties set forth under the caption "Management's Discussion of Risk Factors," in the registrant's annual report to stockholders for the fiscal year ended April 24, 1998, as well as other assumptions, risks, uncertainties and factors previously disclosed in this Form 10-K, the company's securities filings and press releases.

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

Restaurant Segment

Of the 408 restaurants operated by the company, 353 are owned in fee and 55 are leased from unaffiliated persons. All lease agreements contain either multiple renewal options or options to purchase.

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

Name, Age and Position with the Registrant; Period                    Principal Occupations for Past Five Years and
of Service as an Officer of the Registrant                            Other Information
--------------------------------------------------                    ---------------------------------------------
Daniel E. Evans, age 61; Chairman of the Board,                       Chairman of the Board, Chief Executive Officer and
Chief Executive Officer, Secretary and a Director                     Secretary since 1971 of the registrant.
of the registrant; 38 years as an officer of the
registrant.

Donald J. Radkoski, age 43, Group Vice President -                    Group Vice President - Finance Group
Finance Group, Treasurer and Chief Financial Officer                  since 1994, Treasurer and Chief
of the registrant; 10 years as an officer of the registrant.          Financial Treasurer since 1993, Senior
                                                                      Vice President in 1993, Vice President
                                                                      of Finance and Assistant Treasurer from
                                                                      1989 to 1993, of the registrant.

Stewart K. Owens, age 43; President, Chief Operating                  President and Chief Operating Officer
and a Director of the registrant; eight years as an                   since 1995, Executive Vice President and
officer of the registrant.                                            Chief Operating Officer from 1994 to 1995,
                                                                      and Group Vice President - Food Products Group
                                                                      from 1990 to 1993, in each case of the
                                                                      registrant. President and Chief Operating
                                                                      Officer of Owens Country Sausage, Inc., a
                                                                      subsidiary of the registrant, from 1984 to 1996.

Larry C. Corbin, age 56; Executive Vice President -                   Executive Vice President - Restaurant Division
Restaurant Division and a Director of the                             since 1995, Senior Group Vice President -
registrant; 24 years as an officer of the                             Restaurant Operations Group from 1994 to 1995,
registrant.                                                           Group Vice President - Business Development from
                                                                      1990 to 1993, of the registrant.

Roger D. Williams, age 47; Executive Vice President -                 Executive Vice President - Food Products Division
Food Products Division of the registrant; 18                          since 1997, Executive Vice President - Food
years as an officer of the registrant.                                Products/Marketing/ Purchasing/Technical Services
                                                                      from 1995 to 1997, Senior Group Vice President - Food
                                                                      Products/Marketing/Purchasing/Technical Services from
                                                                      1994 to 1995, Group Vice President - Marketing &
                                                                      Purchasing/Technical Services from 1990 to 1993, of
                                                                      the registrant.

Howard J. Berrey, age 56; Group Vice President - Real                 Group Vice President - Real Estate/ Construction &
Estate/Construction & Engineering Group of the                        Engineering Group since 1990, of the registrant.
registrant; 20 years as an officer of the registrant.

James B. Radebaugh, age 50; Group Vice President -                    Group Vice President - Administration & Human
Administration & Human Resources Group of the                         Resources Group since 1994, Group Vice President -
registrant; eight years as an officer of the                          Corporate Development from 1990 to 1993, of the
registrant.                                                           registrant.

Mary L. Cusick, age 42; Vice President - Corporate                    Vice President - Corporate Communications since
Communications since 1990; eight years as an officer                  1990, of the registrant.
of the registrant.



                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

In accordance with General Instruction G(2), the information in Note I, Quarterly Financial Data, in the registrant's annual report to stockholders for the fiscal year ended April 24, 1998, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

In accordance with General Instruction G(2), the information for the years 1994 through 1998 contained under the subcaption Consolidated Financial Review in the registrant's annual report to stockholders for the fiscal year ended April 24, 1998, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SELECTED FINANCIAL INFORMATION

In accordance with General Instruction G(2), the information contained under the caption Management's Discussion and Analysis of Selected Financial Information and under the caption Management's Discussion of Risk Factors in the registrant's annual report to stockholders for the fiscal year ended
April 24, 1998, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and the auditor's report thereon included in the registrant's annual report to stockholders for the fiscal year ended April 24, 1998, are incorporated herein by reference.

The Quarterly Financial Data included in Note I of the notes to consolidated financial statements in the registrant's annual report to stockholders for the fiscal year ended April 24, 1998, is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In accordance with General Instruction G(3), the information contained under the caption "ELECTION OF DIRECTORS" in the registrant's definitive proxy statement dated Aug. 10, 1998, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of the Registrant." The registrant is not required to make any disclosure pursuant to Item 405 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.

In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the registrant's proxy statement dated Aug. 10, 1998, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the report of the compensation committee of the registrant's board of directors on executive compensation nor the performance graph included in the registrant's proxy statement dated Aug. 10, 1998, shall be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

In accordance with General Instruction G(3), the information contained under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the registrant's definitive proxy statement dated Aug. 10, 1998, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In accordance with General Instruction G(3), the information contained under the caption "ELECTION OF DIRECTORS" in the registrant's definitive proxy statement dated Aug. 10, 1998, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents Filed as Part of this Report

         1 & 2 Financial Statements and Financial Statement Schedules:

               The response to this portion of Item 14 is submitted as a separate section of this report. See the "List of Financial Statements" at page 25.

         3        Exhibits:

         Exhibits filed with this annual report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 46. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this annual report on Form 10-K.

                            Executive Compensation Plans and Arrangements
                            ---------------------------------------------

Exhibit No.         Description                                          Location
-----------         -----------                                          --------

10(a)               Restated Bob Evans Farms, Inc. and Affiliates        Incorporated herein by reference to
                    401K Retirement Plan (effective Jan. 1, 1994,        Exhibit 10(a) to the Registrant's Annual
                    except as otherwise provided)                        Report on Form 10-K for the fiscal year
                                                                         ended April 28, 1995 (File No. 0-1667)

10(b)               Amendment No. 1 to the Bob Evans Farms, Inc.         Incorporated herein by reference to
                    and Affiliates 401K Retirement Plan                  Exhibit 10(b) to the Registrant's Annual
                                                                         Report on Form 10-K for the fiscal year
                                                                         ended April 26, 1996 (File No. 0-1667)

10(c)               Bob Evans Farms, Inc. and Affiliates 401K            Incorporated herein by reference to
                    Retirement Plan Trust (effective May 1, 1990)        Exhibit 4(f) to the Registrant's
                                                                         Pre-Effective Amendment No. 1 to Form S-8
                                                                         Registration Statement, filed April 27,
                                                                         1990 (Registration No. 33-34149)

10(d)               Bob Evans Farms, Inc. 1987 Incentive Stock           Incorporated herein by reference to
                    Option Plan                                          Exhibit 4(a) to the Registrant's
                                                                         Registration Statement on Form S-8, filed
                                                                         Oct. 19, 1987 (Registration No. 33-17978)

10(e)               Agreement, dated Feb. 24, 1989, between Daniel       Incorporated herein by reference to
                    E. Evans and Bob Evans Farms, Inc.; and              Exhibit 10(g) to the Registrant's
                    Schedule A To Exhibit 10(e)identifying other         Annual Report on 10-K for its fiscal
                    substantially identical Agreements between Bob       year ended April 28, 1989 Attached
                    Evans Farms, Inc. and certain of the executive       hereto.
                    officers of Bob Evans Farms, Inc.

Exhibit No.         Description                                          Location
-----------         -----------                                          --------
10(f)               Bob Evans Farms, Inc. 1989 Stock Option Plan         Incorporated herein by reference To
                    for Nonemployee Directors                            Exhibit 4(d) to the Registrant's
                                                                         Registration Statement on Form S-8,
                                                                         filed Aug. 23, 1989 (Registration
                                                                         No. 33-30665)

10(g)               Bob Evans Farms, Inc. 1991 Incentive Stock           Incorporated herein by reference To
                    Option Plan                                          Exhibit 4(d) to the Registrant's
                                                                         Registration Statement on Form S-8,
                                                                         filed Sept. 13, 1991(Registration
                                                                         No. 33-42778)

10(h)               Bob Evans Farms, Inc. Supplemental Executive         Incorporated herein by reference to
                    Retirement Plan                                      Exhibit 10(i) to the Registrant's
                                                                         Annual Report on Form 10-K for the
                                                                         fiscal year ended April 24, 1992(File
                                                                         No. 0-1667)

10(i)               Bob Evans Farms, Inc. Nonqualified Stock             Incorporated herein by reference To
                    Option Plan                                          Exhibit 10(j) to the Registrant's
                                                                         Annual Report on Form 10-K for the
                                                                         fiscal year ended April 24, 1992(File
                                                                         No. 0-1667)

10(j)               Bob Evans Farms, Inc. Long Term Incentive Plan       Incorporated herein by reference to
                    for Managers                                         Exhibit 10(k) to the Registrant's
                                                                         Annual Report on Form 10-K for the
                                                                         fiscal year ended April 30, 1993(File
                                                                         No. 0-1667)

10(k)               Bob Evans Farms, Inc. 1994 Long Term Incentive       Incorporated herein by reference to
                    Plan                                                 Exhibit 10(n) to the Registrant's
                                                                         Annual Report on Form 10-K for the
                                                                         fiscal year ended April 29, 1994(File
                                                                         No. 0-1667)

Exhibit No.         Description                                          Location
-----------         -----------                                          --------
10(l)               Bob Evans Farms, Inc. 1998 Supplemental              Attached hereto.
                    Executive Retirement Plan

10(m)               Bob Evans Farms, Inc. 1998 Directors                 Attached hereto.
                    Compensation Plan


(b)      Reports on Form 8-K
         -------------------
         There were no current reports on Form 8-K filed during the fiscal quarter ended April 24, 1998.

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

                                       Bob Evans Farms, Inc.



July 22, 1998                          By: /s/ DONALD J. RADKOSKI
                                          -------------------------------
                                          Donald J. Radkoski
                                          Group Vice President-Finance Group
                                          and Treasurer (Chief
                                          Financial Officer &
                                          Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                       Date
---------                          -----                       ----

/s/ DANIEL E. EVANS                Chairman of the Board,      July 22, 1998
-----------------------------      Chief Executive Officer
Daniel E. Evans                    and Secretary


/s/ LARRY C. CORBIN                Director                    July 22, 1998
-----------------------------
Larry C. Corbin

/s/ DANIEL A. FRONK                Director                    July 22, 1998
-----------------------------
Daniel A. Fronk

/s/ MICHAEL J. GASSER              Director                    July 22, 1998
-----------------------------
Michael J. Gasser

/s/ E. W. (BILL) INGRAM            Director                    July 22, 1998
-----------------------------
E. W. (Bill) Ingram

Signature                          Title                       Date
---------                          -----                       ----

/s/ CHERYL L. KRUEGER              Director                    July 22, 1998
-----------------------------
Cheryl L. Krueger

/s/ G. ROBERT LUCAS II             Director                    July 22, 1998
-----------------------------
G. Robert Lucas II

/s/ STEWART K. OWENS               Director                    July 22, 1998
-----------------------------
Stewart K. Owens

/s/ ROBERT E. H. RABOLD            Director                    July 22, 1998
-----------------------------
Robert E.H. Rabold

/s/ DONALD J. RADKOSKI             Group Vice President-       July 22, 1998
-----------------------------      Finance Group and Treasurer
Donald J. Radkoski                 (Chief Financial Officer &
                                   Chief Accounting Officer)

                           ANNUAL REPORT ON FORM 10-K
                              ITEM 14(a)(1) and (2)
                          LIST OF FINANCIAL STATEMENTS
                        FISCAL YEAR ENDED APRIL 24, 1998
                              BOB EVANS FARMS, INC.
                                 COLUMBUS, OHIO

FORM 10-K -- ITEM 14(a) (1) and (2)

BOB EVANS FARMS, INC.

LIST OF FINANCIAL STATEMENTS



The following consolidated financial statements of Bob Evans Farms, Inc. and its subsidiaries, included in the Annual Report of the registrant to its stockholders for the fiscal year ended April 24, 1998, are incorporated by reference in Item 8:

         Consolidated Balance Sheets -- April 24, 1998, and April 25, 1997

         Consolidated Statements of Income -- Years ended April 24, 1998, April 25, 1997, and April 26, 1996

         Consolidated Statements of Stockholders' Equity -- Years ended April 24, 1998, April 25, 1997, and April 26, 1996

         Consolidated Statements of Cash Flows -- Years ended April 24, 1998, April 25, 1997, and April 26, 1996

         Notes to Consolidated Financial Statements -- April 24, 1998

         Report of Ernst & Young LLP, Independent Auditors

CONSOLIDATED FINANCIAL REVIEW

Bob Evans Farms, Inc. and Subsidiaries

Dollars and shares in thousands, except per share data

                                                      1998         1997         1996*         1995          1994
                                                      ----         ----         -----         ----          ----
OPERATING RESULTS
Net Sales........................................   $886,838      $822,155     $806,627      $766,968     $699,038
Operating Income.................................     74,460        57,800       46,553        86,861       76,490
Income Before Income Taxes.......................     72,521        56,992       46,745        86,869       76,514
Income Taxes.....................................     26,833        20,916       17,529        33,359       28,332
Net Income.......................................     45,688        36,076       29,216        53,510       48,182
Earnings Per Share of Common Stock
     Basic.......................................      $1.10         $0.86        $0.69         $1.27        $1.15
     Diluted.....................................       1.09          0.86         0.69          1.26         1.14

FINANCIAL POSITION
Working Capital..................................   $(40,870)     $(67,426)    $(57,532)     $(33,195)    $(12,111)
Property, Plant and Equipment-Net................    485,949       473,021      447,243       416,848      349,770
Total Assets.....................................    579,931       564,079      535,813       488,101      413,875
Debt:
     Short-Term (Line of Credit).................     39,420        68,880       59,655        25,600        9,500
     Long-Term...................................      1,223         1,587        1,927         2,250            0
Stockholders' Equity.............................    457,196       422,807      409,155       393,872      348,828

SUPPLEMENTAL INFORMATION FOR THE YEAR
Capital Expenditures.............................    $47,801       $60,048      $80,967       $94,766      $72,910
Depreciation and Amortization....................    $32,882       $29,544      $28,459       $26,674      $23,937
Weighted-Average Shares Outstanding
     Basic.......................................     41,610        41,987       42,311        42,179       42,006
     Diluted.....................................     41,803        42,020       42,387        42,408       42,210
Cash Dividends Declared Per Share................      $0.32         $0.32        $0.32         $0.29        $0.27
Common Stock Market Prices:
     High........................................     $22.19        $17.00       $21.13        $22.19       $23.25
     Low.........................................     $13.13        $12.13       $15.25        $19.50       $16.88

SUPPLEMENTAL INFORMATION AT YEAR-END
Employees........................................     31,189        29,375       28,728        26,656       23,800
Shareholders.....................................     55,980        43,570       37,239        29,479       27,634
Market Price Per Share at Closing................     $20.25        $13.13       $16.13        $20.50       $21.25
Book Value Per Share.............................     $10.97        $10.17        $9.68         $9.31        $8.29


* Fiscal 1996 amounts reflect a pre-tax loss of $22,000 on the write-down of assets, which reduced the income tax provision by $8,209 and decreased net income by $13,791, or $0.33 per share. (See Note G in Notes to Consolidated Financial Statements)

CONSOLIDATED BALANCE SHEETS

Bob Evans Farms, Inc. and Subsidiaries

Dollars in thousands

ASSETS                                                           APRIL 24, 1998        APRIL 25, 1997

CURRENT ASSETS
Cash and Equivalents..............................................    $15,397               $12,283
Trade Accounts Receivable.........................................     17,061                16,394
Inventories.......................................................     22,709                23,600
Federal and State Income Taxes....................................      1,032                   635
Deferred Income Taxes.............................................      7,559                 6,182
Prepaid Expenses..................................................      1,640                 2,329
                                                                      -------               -------
     TOTAL CURRENT ASSETS.........................................     65,398                61,423

PROPERTY, PLANT AND EQUIPMENT
Land..............................................................    150,505               145,031
Buildings.........................................................    358,792               335,712
Machinery and Equipment...........................................    189,075               179,134
Construction in Progress..........................................        271                 5,876
Other.............................................................     26,601                21,952
                                                                     --------              --------
                                                                      725,244               687,705
Less Accumulated Depreciation.....................................    239,295               214,684
                                                                      -------               -------
     NET PROPERTY, PLANT AND EQUIPMENT............................    485,949               473,021

OTHER ASSETS
Deposits and Other................................................      3,223                 3,403
Long-Term Investments.............................................      6,264                 5,101
Deferred Income Taxes.............................................      8,900                10,080
Cost in Excess of Net Assets Acquired.............................      9,399                 9,938
Other Intangible Assets...........................................        798                 1,113
                                                                     --------              --------
     TOTAL OTHER ASSETS...........................................     28,584                29,635
                                                                     --------              --------
                                                                     $579,931              $564,079
                                                                     ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of Credit....................................................    $39,420               $68,880
Accounts Payable..................................................      7,909                 7,119
Dividends Payable.................................................      3,334                 3,327
Accrued Wages and Related Liabilities.............................     14,644                13,438
Other Accrued Expenses............................................     40,961                36,085
                                                                     --------              --------
     TOTAL CURRENT LIABILITIES....................................    106,268               128,849

LONG-TERM LIABILITIES
Deferred Income Taxes.............................................     15,244                10,836
Notes Payable (net of discount of $187 in 1998 and $303 in 1997)..      1,223                 1,587
                                                                     --------              --------
     TOTAL LONG-TERM LIABILITIES..................................     16,467                12,423

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value; authorized 100,000,000
  shares; issued 42,638,118 shares in 1998 and 1997...............        426                   426
Preferred Stock, $500 par value; authorized 1,200
  shares; issued 120 shares in 1998 and 1997......................         60                    60
Capital in Excess of Par Value....................................    147,213               145,889
Retained Earnings.................................................    323,720               291,364
Treasury Stock, 964,013 shares in 1998 and
  1,054,949 shares in 1997, at cost...............................    (14,223)              (14,932)
                                                                     --------              --------
     TOTAL STOCKHOLDERS' EQUITY...................................    457,196               422,807
                                                                     --------              --------
                                                                     $579,931              $564,079
                                                                     ========              ========
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

Bob Evans Farms, Inc. and Subsidiaries

YEARS ENDED APRIL 24, 1998, APRIL 25, 1997 AND APRIL 26, 1996

Dollars in thousands, except per share data

                                                                1998                 1997                1996
                                                                ----                 ----                ----

NET SALES..................................................   $886,838             $822,155             $806,627

Cost of Sales..............................................    271,448              265,470              246,020
Operating Wage and Fringe Benefit Expenses.................    275,559              256,569              248,000
Other Operating Expenses...................................    121,870              113,238              113,828
Selling, General and Administrative Expenses...............    111,860              100,628              102,621
Depreciation Expense.......................................     31,641               28,450               27,605
Loss on Impaired Assets....................................          0                    0               22,000
                                                              --------             --------             --------

OPERATING INCOME...........................................     74,460               57,800               46,553

Net Interest Income (Expense)..............................     (1,939)                (808)                 192
                                                              --------             --------             --------

INCOME BEFORE INCOME TAXES.................................     72,521               56,992               46,745

PROVISIONS FOR INCOME TAXES

Federal....................................................     21,901               17,165               14,304
State......................................................      4,932                3,751                3,225
                                                              --------             --------             --------
                                                                26,833               20,916               17,529
                                                              --------             --------             --------

NET INCOME.................................................   $ 45,688             $ 36,076             $ 29,216
                                                              ========             ========             ========

Earnings Per Share - Basic.................................      $1.10                $0.86                $0.69
                                                              ========             ========             ========

Earnings Per Share - Diluted...............................      $1.09                $0.86                $0.69
                                                              ========             ========             ========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Bob Evans Farms, Inc. and Subsidiaries

Dollars in thousands

                                                                  Capital in
                                         Common      Preferred    Excess of     Retained      Treasury
                                          Stock        Stock      Par Value     Earnings        Stock        Total
                                          -----        -----      ---------     --------        -----        -----

STOCKHOLDERS' EQUITY AT 4/28/95            $426         $ 0        $144,741     $252,961       $(4,256)     $393,872
-------------------------------------- ------------ ------------ ------------- ------------ ------------- -------------
Net Income............................                                            29,216                      29,216
Dividends Declared....................                                           (13,542)                    (13,542)
Issuance of Preferred Stock...........                   60                                                       60
Treasury Stock Repurchased............                                                          (2,091)       (2,091)
Treasury Stock Reissued Under
    Employee Plans....................                                  369                        755         1,124
Stock Options Granted Under Employee
    Plans.............................                                  474                                      474
Other.................................                                                42                          42


STOCKHOLDERS' EQUITY AT 4/26/96             426          60         145,584      268,677        (5,592)      409,155
-------------------------------------- ------------ ------------ ------------- ------------ ------------- -------------
Net Income............................                                            36,076                      36,076
Dividends Declared....................                                           (13,399)                    (13,399)
Treasury Stock Repurchased............                                                          (9,762)       (9,762)
Treasury Stock Reissued Under
    Employee Plans....................                                  220                        422           642
Stock Options Granted Under Employee
    Plans.............................                                   85                                       85
Other.................................                                                10                          10


STOCKHOLDERS' EQUITY AT 4/25/97             426          60         145,889      291,364       (14,932)      422,807
-------------------------------------- ------------ ------------ ------------- ------------ ------------- -------------
Net Income............................                                            45,688                      45,688
Dividends Declared....................                                           (13,332)                    (13,332)
Treasury Stock Repurchased............                                                          (3,470)       (3,470)
Treasury Stock Reissued Under
    Employee Plans....................                                  789                      4,179         4,968
Stock Options Granted Under Employee
    Plans.............................                                  146                                      146
Tax Reductions - Employee Plans.......                                  389                                      389


STOCKHOLDERS' EQUITY AT 4/24/98            $426         $60        $147,213     $323,720      $(14,223)     $457,196

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bob Evans Farms, Inc. and Subsidiaries

YEARS ENDED APRIL 24, 1998, APRIL 25, 1997, AND APRIL 26, 1996

Dollars in thousands

                                                                              1998            1997           1996
                                                                              ----            ----           ----
OPERATING ACTIVITIES:
Net Income................................................................   $45,688         $36,076        $29,216
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
    Depreciation and Amortization.........................................    32,882          29,544         28,459
    Deferred Income Taxes.................................................     4,211           2,074         (6,174)
    Loss (Gain) On Sale of Property and Equipment.........................       243            (146)           445
    Loss on Impaired Assets...............................................         0               0         22,000
    Compensation Expense Attributable to Stock Plans......................       646             159            437
Cash Provided By (Used For) Current Assets and Current Liabilities:
    Accounts Receivable...................................................      (667)         (1,885)         1,061
    Inventories...........................................................       891          (2,724)        (3,620)
    Prepaid Expenses......................................................       689             934           (327)
    Accounts Payable......................................................       790           1,179         (1,385)
    Federal and State Income Taxes........................................        (8)         (1,160)        (4,056)
    Accrued Wages and Related Liabilities.................................     1,206            (807)           928
    Other Accrued Expenses................................................     5,373           3,533          1,421
                                                                           ---------       ---------      ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES:.......................    91,944          66,777         68,405

INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment.................................   (47,801)        (60,048)       (80,967)
Purchase of Long-Term Investments.........................................    (1,550)           (448)        (2,590)
Proceeds from Sale of Property, Plant and Equipment.......................     2,492           5,844            522
Other.....................................................................       180            (448)          (712)
                                                                           ---------       ---------      ---------
         NET CASH USED IN INVESTING ACTIVITIES:...........................   (46,679)        (55,100)       (83,747)

FINANCING ACTIVITIES:
Cash Dividends Paid.......................................................   (13,325)        (13,454)       (13,228)
Purchase of Treasury Stock................................................    (3,470)         (9,762)        (2,091)
Line of Credit............................................................   (29,460)          9,225         34,055
Payments on Principal of Note Payable.....................................      (364)           (340)          (323)
Proceeds from Issuance of Preferred Stock.................................         0               0             60
Distribution of Treasury Stock Due to the Exercise of Stock Options
    and Employee Bonuses..................................................     4,468             568            787
                                                                           ---------       ---------      ---------
         NET CASH PROVIDED BY
         (USED IN) FINANCING ACTIVITIES:..................................   (42,151)        (13,763)        19,260
                                                                           ---------       ---------      ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS...............................     3,114          (2,086)         3,918
CASH AND EQUIVALENTS AT THE
    BEGINNING OF THE YEAR.................................................    12,283          14,369         10,451
                                                                            --------        --------       --------
CASH AND EQUIVALENTS AT THE END OF THE YEAR...............................   $15,397         $12,283        $14,369
                                                                            ========        ========       ========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bob Evans Farms, Inc. and Subsidiaries

Dollars in thousands, except per share amounts

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS: Bob Evans Farms, Inc. owns and operates 408 restaurants in 20 states as Bob Evans Restaurants and Owens Family Restaurants. The company also produces fresh and fully cooked pork products and fresh deli-style salads which are distributed primarily to grocery stores in the Midwest, Southwest and Southeast. Frozen rolls, biscuits and entrees are distributed primarily to grocery stores in Ohio and various surrounding areas. The company's charcoal products and liquid-smoke flavorings are distributed nationally and internationally.

         PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

         FISCAL YEAR: The company's fiscal year ends on the last Friday in April. References herein to 1998, 1997 and 1996 refer to fiscal years ended April 24, 1998; April 25, 1997; and April 26, 1996, respectively.

         CASH EQUIVALENTS: The company considers all highly liquid instruments, with a maturity of three months or less when purchased, to be cash equivalents.

         INVENTORIES: The company values inventories at the lower of first-in, first-out cost or market. Inventory is comprised of raw materials and supplies ($11,467 in 1998 and $11,103 in 1997) and finished goods ($11,242 in 1998 and
$12,497 in 1997).

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

         COST IN EXCESS OF NET ASSETS ACQUIRED: The cost in excess of net assets acquired (goodwill) is being amortized over 25 years using the straight-line method. The company uses the cash flow method to assess the recoverability of goodwill. Accumulated amortization at April 24, 1998, and April 25, 1997, was $4,076 and $3,537, respectively.

         FINANCIAL INSTRUMENTS: The fair values of the company's financial instruments approximate their carrying values at April 24, 1998, and April 25, 1997. The company entered into an interest rate swap agreement with a bank in 1998 as a hedge against the interest rate risk associated with its borrowings. The swap agreement, with a notional amount of $25 million, effectively locked in a portion of the company's variable-rate line of credit liability at a fixed rate of 6.18% for 10 years. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense in the statements of income. The company does not use derivative financial instruments for speculative purposes.

         PRE-OPENING EXPENSES: Expenditures related to the opening of new restaurants, other than those for capital assets, are charged to expense when incurred.

         ADVERTISING COSTS: The company expenses advertising costs as incurred. Advertising expense was $38,564; $36,841; and $37,626 in 1998, 1997 and 1996,
respectively.

         COST OF SALES: Cost of sales represents food cost in the restaurant segment and cost of materials in the food products segment.

         EARNINGS PER SHARE: In 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The company adopted SFAS No. 128 in the third quarter of fiscal 1998. All earnings per share data presented in these financial statements have been restated to conform with SFAS No. 128. Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share calculations reflect the assumed exercise and conversion of employee stock options.

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                            1998                   1997                 1996
                                                            ----                   ----                 ----
Basic..........................................            41,610,000             41,987,000            42,311,000
Effect of Dilutive Stock Options...............               193,000                 33,000                76,000
                                                         ------------          -------------         -------------
Diluted........................................            41,803,000             42,020,000            42,387,000

         Options to purchase 776,000; 1,172,000; and 984,000 shares of common stock in 1998, 1997 and 1996, respectively, were excluded from the diluted earnings per share calculations since they were anti-dilutive.

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

         RECLASSIFICATIONS: Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 classification.

         EFFECT OF NEW ACCOUNTING STANDARDS: In 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report the change in its net assets during the period from nonowner sources, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting and disclosure standards for an enterprise's operating segments. Adoption of these statements will not impact the company's consolidated financial position, results of operations nor cash flows, and will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after Dec. 15, 1997, and will be adopted by the company in fiscal 1999.

NOTE B - CREDIT ARRANGEMENTS

         The company has arrangements with certain banks from which it may borrow up to $120,000 on a short-term basis. The arrangements are reviewed annually for renewal. At April 24, 1998, $39,420 was outstanding under these arrangements. During 1998 and 1997, respectively, the maximum amounts outstanding under these arrangements were $72,050 and $74,225, and the average amounts outstanding were $53,685 and $66,612 with weighted-average interest rates of 6.26% and 6.08%. All interest paid on these arrangements is at floating rates.

         Interest costs of $1,085; $2,934; and $2,394 incurred in 1998, 1997 and 1996, respectively, were capitalized in connection with the company's construction activities.

NOTE C - PROFIT SHARING PLAN

         The company has a profit sharing plan which covers substantially all employees who have at least one year of service. The annual contribution to the plan is at the discretion of the company's board of directors. The company's expenses related to contributions to the plan in 1998, 1997 and 1996 were $3,209; $2,343; and $2,994, respectively.

NOTE D - COMMITMENTS AND CONTINGENCIES

         At April 24, 1998, the company had contractual commitments approximating $22,930 for restaurant construction, plant equipment additions and the purchases of land and inventory.

         The company is from time to time involved in a number of claims and litigation considered normal in the course of business. Various lawsuits and assessments, among them employment discrimination, product liability, workers' compensation claims and tax assessments, are in litigation or administrative hearings. While it is not feasible to predict the outcome, in the opinion of the company, these actions should not ultimately have a material adverse effect on the financial position or results of operations of the company.

NOTE E - STOCK-BASED COMPENSATION PLANS

         The company has employee stock option plans adopted in 1985, 1987, 1991 and 1994; a nonemployee directors' stock option plan adopted in 1989; and a nonqualified stock option plan adopted in 1992, in conjunction with a supplemental executive retirement plan. The 1992 plan provides that the option price shall not be less than 50% of the fair market value of the stock at the date of grant; all other plans provide that the option price shall be the fair market value of the stock at the grant date. Options may be granted for a period of up to 10 years under the 1985, 1987, 1991 and 1994 plans, and five years under the 1989 plan.

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

Since the company intends to fund and settle its obligations under the SERP on a current basis, the company anticipates that no long-term unfunded pension obligations will arise under the SERP.

         The following table summarizes option-related activity for the last three years:

                                                        SHARES                       PRICE RANGE
                                                        ------                       -----------
OUTSTANDING, APRIL 28, 1995                             1,464,004             $ 8.63     to     $21.25

Granted............................................       198,275              10.19     to      16.13
Exercised..........................................       (44,914)              8.63     to      20.19
Canceled or expired................................       (54,379)              8.69     to      20.50

OUTSTANDING, APRIL 26, 1996                             1,562,986               8.69     to      21.25

Granted............................................       152,913               8.00     to      16.50
Exercised..........................................       (19,662)             13.69     to      13.97
Canceled or expired................................      (179,547)              8.00     to      20.50

OUTSTANDING, APRIL 25, 1997                             1,516,690               8.00     to      21.25

Granted............................................       378,364               6.56     to      16.44
Exercised..........................................      (280,613)              8.69     to      20.50
Canceled or expired................................       (97,224)             13.13     to      20.50

OUTSTANDING, APRIL 24, 1998                             1,517,217               6.56     to      21.25

         At April 24, 1998, options for 1,517,217 shares were outstanding at a weighted-average exercise price of $15.70 and options for 842,939 shares were exercisable at a weighted-average exercise price of $16.61. In addition to the outstanding options, 750,045 stock option shares were available for grant at April 24, 1998.

         The following table summarizes information regarding stock options outstanding at April 24, 1998:

                                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                                -------------------                          -------------------
                                  NUMBER          WEIGHTED-AVG.       WEIGHTED-AVG.        NUMBER       WEIGHTED-AVG.
                                OUTSTANDING         REMAINING           EXERCISE        EXERCISABLE        EXERCISE
RANGE OF EXERCISE PRICES        AT 4/24/98      CONTRACTUAL LIFE          PRICE          AT 4/24/98         PRICE
----------------------------- ---------------- -------------------- ------------------ --------------- -----------------
  $ 6.56    to      $10.99         323,420            14.15              $ 9.37            210,278          $ 9.34
   11.00    to       14.99          97,920             4.00               13.13             12,960           13.13
   15.00    to       15.99         343,956             8.15               15.31             11,760           15.31
   16.00    to       18.99         136,391             2.94               16.30             45,950           16.50
   19.00    to       19.99         353,560             0.51               19.00            353,560           19.00
   20.00    to       21.25         261,970             1.49               20.24            208,431           20.21

  $ 6.56    to      $21.25       1,517,217             5.76              $15.70            842,939          $16.61

         The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options. Accordingly, no compensation expense has been recognized for the stock option plans when the exercise price of the options is equal to or greater than the fair market value of the stock at the grant date. Compensation expense recognized in income for stock options granted at less than fair market value in 1998, 1997 and 1996 was $146, $85 and $474, respectively. The company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had the company elected to recognize compensation expense using the fair value method prescribed by SFAS No. 123, net income and earnings per share would not have been materially affected for the years reported. The financial effects of applying SFAS No. 123 for the years reported may not be representative of the effects on reported net income and earnings per share in future years.

         The company's long-term incentive plan (LTIP) for managers, an unfunded plan, provides for the award of up to an aggregate of 500,000 shares of the company's common stock to mid-level managers as incentive compensation to attain growth in the net income of the company as well as to help attract and retain management personnel. Shares awarded are restricted until certain vesting requirements are met, at which time all restricted shares are converted to unrestricted shares. LTIP participants are entitled to cash dividends and to vote their respective shares. Restrictions generally limit the sale, pledge or transfer of the shares during a restricted period, not to exceed 12 years. In 1998 and 1997, no shares were awarded as part of the LTIP. Compensation expense attributable to the plan was $500 in 1998, $74 in 1997 and de minimis in 1996.

NOTE F - INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the company's deferred tax liabilities and assets as of April 24, 1998, and April 25, 1997, were as follows:

                                                              1998                 1997
                                                              ----                 ----
Deferred tax liabilities:
     Accelerated depreciation.....................            $15,030             $ 9,717
     Other taxes..................................                214               1,119
                                                            ---------            --------

     Total deferred tax liabilities...............             15,244              10,836

Deferred tax assets:
     Loss on impaired assets......................              7,478               8,263
     Self-insurance...............................              5,400               4,653
     Vacation pay.................................              1,012               1,018
     Stock compensation plans.....................              1,384               1,333
     Accrued bonus................................                201                 425
     Inventory and other..........................                984                 570
                                                            ---------            --------
     Total deferred tax assets....................             16,459              16,262
                                                            ---------            --------

         NET DEFERRED TAX ASSETS..................             $1,215             $ 5,426
                                                            =========            ========

Significant components of the provisions for income taxes are as follows:

                                                              1998                   1997               1996
                                                              ----                   ----               ----
Current
     Federal......................................            $20,880              $15,896             $20,113
     State........................................              5,054                2,983               4,209
                                                              -------              -------             -------
         Total Current............................             25,934               18,879              24,322

Deferred:
     Federal......................................              1,021                1,269              (5,809)
     State........................................               (122)                 768                (984)
                                                              -------              -------             -------
         Total Deferred...........................                899                2,037              (6,793)
                                                              $26,833              $20,916             $17,529
                                                              =======              =======             =======

The company's provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

                                                              1998                 1997                 1996
                                                              ----                 ----                 ----
Tax at statutory rate.............................            $25,382             $19,947              $16,400
State income tax (net)............................              3,206               2,438                2,100
Other.............................................             (1,755)             (1,469)                (971)
                                                            ---------           ---------           ----------

Provisions for income taxes.......................            $26,833             $20,916              $17,529
                                                            =========           =========           ==========

Taxes paid during 1998, 1997 and 1996 were $22,630; $22,147; and $28,429, respectively.

NOTE G - IMPAIRMENT OF LONG-LIVED ASSETS

         In 1996, the company determined that certain of its assets had become impaired and accordingly evaluated the ongoing value of its plant and equipment in accordance with the measurement guidelines of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Based on this evaluation, the company determined that assets with a carrying value of $58,598 were impaired, and wrote them down by $22,000 to their fair value. Fair value was based on external real estate appraisals and estimates which took into consideration prices of comparable assets. The $22,000 loss was comprised of a $21,370 write-down in the restaurant segment and a $630 write-down in the food products segment.

NOTE H - INDUSTRY SEGMENTS

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

         Operating income represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in the company's operations in each segment. General corporate assets consist of cash equivalents and income taxes.

         Information on the company's industry segments is summarized as follows:

                                                             1998                  1997                 1996
                                                             ----                  ----                 ----
Sales
     Restaurant operations.......................            $645,330             $594,914            $590,063
     Food products...............................             275,186              264,010             253,202
                                                             --------             --------            --------
                                                              920,516              858,924             843,265
     Intersegment sales of food products.........             (33,678)             (36,769)            (36,638)
                                                             --------             --------            --------
         TOTAL...................................            $886,838             $822,155            $806,627
                                                             ========             ========            ========

Operating Income
     Restaurant operations.......................            $ 57,922             $ 50,892            $ 29,384*
     Food products...............................              16,538                6,908              17,169*
                                                             --------             --------            --------
         TOTAL...................................            $ 74,460             $ 57,800            $ 46,553*
                                                             ========             ========            ========

Depreciation and Amortization Expense
     Restaurant operations.......................            $ 22,991             $ 20,137            $ 20,911
     Food products...............................               9,891                9,407               7,548
                                                             --------             --------            --------
         TOTAL...................................            $ 32,882             $ 29,544            $ 28,459
                                                             ========             ========            ========

Capital Expenditures
     Restaurant operations.......................            $ 41,794             $ 51,808            $ 56,429
     Food products...............................               6,007                8,240              24,538
                                                             --------             --------            --------
         TOTAL...................................            $ 47,801             $ 60,048            $ 80,967
                                                             ========             ========            ========

Identifiable Assets
     Restaurant operations.......................            $448,314             $431,332            $403,029
     Food products...............................             111,340              113,875             112,091
                                                             --------             --------            --------
                                                              559,654              545,207             515,120
     General corporate assets....................              20,277               18,872              20,693
                                                             --------             --------            --------
         TOTAL...................................            $579,931             $564,079            $535,813
                                                             ========             ========            ========

*Includes pre-tax loss of $21,370 on the write-down of assets in the restaurant segment and a pre-tax loss of $630 on the write-down of assets in the food products segment. (See Note G)

NOTE I - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                FIRST                    SECOND                   THIRD                  FOURTH
                               QUARTER                   QUARTER                 QUARTER                 QUARTER
                       ------------------------- ------------------------ ---------------------- ------------------------
                           1998         1997         1998        1997        1998       1997        1998        1997
                       ------------- ----------- ----------- ------------ ----------- ---------- ----------- ------------
Net Sales...........    $222,045      $213,060    $224,675    $206,244     $219,621    $199,189   $220,497    $203,662
Gross profit........     150,953       145,087     155,443     139,812      153,073     133,020    155,921     138,766
Operating income....      17,062        14,176      19,369      15,038       18,104      12,442     19,925      16,144
Net income..........      10,361         8,901      11,698       9,682       11,145       7,806     12,484       9,687
Earnings per share
     Basic..........      $ 0.25        $ 0.21      $ 0.28      $ 0.23       $ 0.27      $ 0.19     $ 0.30      $ 0.23
     Diluted........        0.25          0.21        0.28        0.23         0.27        0.19       0.30        0.23
Common stock market
   prices:
     High...........      $18.00        $17.00      $19.63      $14.88       $22.19      $13.88     $21.88      $14.25
     Low............       13.13         13.50       16.44       12.75        17.75       12.13      19.06       13.00
Cash dividends
   declared               $ 0.08        $ 0.08      $ 0.08      $ 0.08       $ 0.08      $ 0.08     $ 0.08      $ 0.08

o Gross profit represents net sales less cost of sales (materials)
o Each fiscal quarter is comprised of a 13-week period
o Total quarterly earnings per share may not equal the annual amount because earnings per share is calculated independently for each quarter
o Stock prices are for the NASDAQ National Market (trading symbol - BOBE), which is the principal market for the company's common stock
o The number of record holders of the company's common stock at May 29, 1998, was 55,980

AUDITOR'S REPORT

Board of Directors
Bob Evans Farms, Inc.
Columbus, Ohio

         We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 24, 1998, and April 25, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 24, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. and subsidiaries at April 24, 1998, and April 25, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 24, 1998, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP
---------------------
Columbus, Ohio
May 29, 1998

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF SELECTED FINANCIAL INFORMATION
Bob Evans Farms, Inc. and Subsidiaries

SALES

         Consolidated net sales for Bob Evans Farms, Inc. and subsidiaries increased $64.7 million, or 7.9%, in 1998 compared to 1997. The increase was comprised of a $50.4 million increase in restaurant segment sales and a $14.3 million increase in food products segment sales. Net sales in 1997 represented a 1.9% increase over 1996 sales.

         Restaurant segment sales accounted for 72.8%, 72.4% and 73.2% of total sales for 1998, 1997 and 1996, respectively. The $50.4 million additional restaurant sales in 1998 represented an 8.5% increase over 1997 sales, which were 0.8% higher than 1996 sales. Excluding the Cantina del Rio Mexican concept which the company closed in August 1996, the fiscal 1997 sales increase was 4.0%.

         The increase in sales in 1998 was the result of a 4.6% increase in same-store sales as well as more restaurants in operation. Same-store sales increased in all four quarters of 1998, and included an average menu price increase of 2.9% for the year. Menu price increases were 1.9% in 1997 and 2.8% in 1996. The improvement in same-store sales has continued unabated since the fall of 1996. New restaurant openings also provided additional sales growth: stores in operation totaled 408 at the end of 1998 compared to 394 at the end of 1997. Included in fiscal 1998 openings were the company's first restaurants in North Carolina and Massachusetts. During 1998, the company closed five under-performing restaurants.

         Management believes that a renewed focus on customer service as well as continuing efforts to fine-tune the menu have contributed to improved restaurant sales. The company has made a commitment to have more servers working during peak demand times at the restaurants. Additionally, increased efforts have been made to ensure that each restaurant has a fully staffed management team. As a result of these commitments, management believes that employees and managers are able to spend more time with each customer resulting in improved customer satisfaction and ultimately, increased sales. In both 1998 and 1997, the company's menus were updated at various times to keep them fresh and to provide seasonal favorites. Additional goals of menu changes were to focus attention on the most popular items, simplify preparation and reduce the number of ingredients in-store. Various promotional programs were employed throughout 1998 and 1997, including those involving gift certificates and children's programs. No single menu item nor promotional program had a material impact on sales although management believes that without the menu changes or promotional programs, same-store sales comparisons would have been less favorable.

         Food products segment sales accounted for 27.2%, 27.6% and 26.8% of total sales for 1998, 1997 and 1996, respectively. The $14.3 million (6.3%) sales increase in the food products segment in 1998 was comprised of an $11.2 million sales increase in sausage and other products and a $3.1 million increase in sales at Hickory Specialties. The $10.7 million (4.9%) sales increase in the food products segment in 1997 was comprised of a $7.6 million increase in sausage sales and a combined $3.1 million increase in sales at Mrs. Giles Country Kitchens and Hickory Specialties.

         Increases in sausage sales in 1998 were due mostly to a 3% increase in pounds sold of comparable products. Additional sales were provided by newer products, such as refrigerated home fries, sausage gravy and ham steak. In 1997, comparable pounds sold declined 4.0%, but wholesale price increases intended to help offset the impact of high hog costs resulted in the overall sausage sales increase. Additional volume in 1997 was provided by several new products including: frozen entrees, mini-hotcakes with a maple sausage patty, and the geographical expansion of other products. Although wholesale prices the company charges for its sausage products were increased twice in 1997 and decreased once in 1998 (April), the average price charged in 1998 was roughly comparable to 1997. The benchmark retail price averaged approximately $3.07 in both 1998 and 1997 and $2.74 in 1996.

         Mrs. Giles Country Kitchens and Hickory Specialties had combined sales of $55.7 million in 1998, $52.2 million in 1997 and $49.1 million in 1996. These amounts represented 23.1%, 23.0% and 22.7% of total food products segment sales in 1998, 1997 and 1996, respectively. The sales increases in both 1998 and 1997 occurred in charcoal products; sales of salad products and liquid-smoke flavorings were not appreciably different.

COST OF SALES

         As a percentage of sales, the consolidated cost of sales (cost of materials) was 30.6%, 32.3% and 30.5% in 1998, 1997 and 1996, respectively. The restaurant segment cost of sales percentage (food cost) was 26.2%, 26.6% and 26.8% in 1998, 1997 and 1996, respectively. These decreases were due mostly to various changes in product mix as well as the effect of menu price increases discussed in the sales section above. The food products segment cost of sales percentage was 42.5%, 47.2% and 40.6% in 1998, 1997 and 1996, respectively. The fluctuations of this measure were due to significant changes in hog costs, which averaged $40.43, $51.05 and $36.43 per hundredweight in 1998, 1997 and 1996, respectively. These averages represented a 20.8% decrease in 1998 and a 40.1% increase in 1997. As hog prices rose quickly in early 1997 and remained relatively high through most of the first half of 1998, the company raised its prices several times to help mitigate the financial impact of the increase in material costs. However, the price increases were limited in order to preserve market share. Hog costs dropped in the last half of 1998, and the company responded with a price reduction in April 1998.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

         Consolidated operating wage and fringe benefit expenses were 31.1%, 31.2% and 30.7% of sales in 1998, 1997 and 1996, respectively. In the restaurant segment, labor and fringe benefit expenses were 38.3%, 38.5% and 37.4% of sales in 1998, 1997 and 1996, respectively. Although historically high, the relative improvement from 1997 to 1998 was the result of lower health insurance costs as well as the closing in August 1996 of the Cantina del Rio restaurants, which had much higher wage costs than the company's other restaurants. Without these positive impacts, 1998 comparisons would have been less favorable due to higher hourly labor costs. The increase from 1996 to 1997 was the result of higher hourly labor costs (partially due to the increased minimum wage rate), higher managerial costs and increased health insurance expense.

         In the food products segment, labor and fringe benefit expenses amounted to 11.8%, 12.0% and 12.8% of sales in 1998, 1997 and 1996, respectively. The improvement in 1998 was attributable mostly to lower health insurance costs as well as operating efficiencies attained by transferring the production of some products to different facilities. The improvement in 1997 was due to the fact that the growth in food products sales was primarily the result of price increases rather than additional production, thereby resulting in the lower ratio; the volume of sausage produced was lower in 1997 than in 1996.

OTHER OPERATING EXPENSES

         Approximately 90% of other operating expenses occurred in the restaurant segment; the most significant components of which were advertising, utilities, restaurant supplies, repair and maintenance, general liability insurance and taxes (other than income taxes). Consolidated other operating expenses were 13.7%, 13.8% and 14.1% of sales in 1998, 1997 and 1996, respectively. The ratios for both 1998 and 1997 were positively impacted in comparison to the preceding year by the August 1996 closing of the Cantina del Rio restaurants, which had higher operating expenses than the company's other restaurants. Also benefiting the 1998 comparison was a small decrease in utilities expense. However, the benefit provided by these items in 1998 was mostly offset by increases in restaurant supplies and general liability expenses. Benefiting the 1997 comparison were lower general liability insurance and advertising expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         As a percentage of sales, consolidated selling, general and administrative expenses were 12.6%, 12.2% and 12.7% in 1998, 1997 and 1996, respectively. The most significant components of selling, general and administrative expenses were wages and fringe benefits and food products segment promotional and advertising expenses. As hog costs trended downward in the last half of 1998 (see cost of sales section earlier), the company opted to significantly increase promotional activity to stimulate sales rather than to decrease base prices. This policy led to significant increases in selling, general and administrative expenses in 1998, although sausage profit margins increased considerably due to the lower hog costs. The decrease in 1997 was due mostly to lower corporate administrative expenses which were offset somewhat by increased promotional expenses at Hickory Specialties.

TAXES

         The effective federal and state income tax rates were 37.0%, 36.7% and 37.5% in 1998, 1997 and 1996, respectively. The lower tax rate in 1997 was attributable mostly to decreases in state income taxes and an increase in investment tax credit activity. In fiscal 1999, the effective tax rate is expected to approximate 37.0%.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Cash and cash equivalents totaled $15.4 million at April 24, 1998, and $12.3 million at April 25, 1997. Dividends paid represented 29.2% of net income in 1998 and 37.3% of net income in 1997.

         Bank lines of credit were used for liquidity needs and capital expansion during 1998 and 1997. At April 24, 1998, $39.4 million was outstanding under such arrangements. The bank lines of credit available were $120.0 million during 1998. The company believes that the funds needed for capital expenditures and working capital during 1999 will be generated internally and from available bank lines of credit.

         At April 24, 1998, the company had contractual commitments for restaurant construction, plant equipment additions and the purchases of land and inventory of approximately $22.9 million. Capital expenditures for 1999 are expected to approximate $58.0 million and depreciation and amortization expenses are expected to approximate $35.0 million. The company plans to open approximately 23 to 28 restaurants in fiscal 1999, as well as upgrade various property, plant and equipment in both segments.

YEAR 2000

         In 1998, the company established a formal plan to assess the impact of the year 2000 on the software and hardware utilized in its internal operations, including those that affect customers, suppliers and other constituents. The company intends to have all changes to software and hardware necessitated by the year 2000 issue completed in a timely manner, and that all such systems will be year 2000 compliant by Dec. 31, 1999. The company is also contacting critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are or will be year 2000 compliant. The current estimated costs associated with the necessary changes are not material in any year to the company's consolidated financial position, results of operations or cash flows. However, the company could be adversely impacted if its suppliers and customers do not make necessary changes to their own systems and products successfully and in a timely manner. All modification costs relating to this issue are expensed as incurred.

MANAGEMENT'S DISCUSSION OF RISK FACTORS
Bob Evans Farms, Inc. and Subsidiaries

         Management is unaware of any material events or uncertainties that would cause the reported financial information not to be indicative of future operating results. However, various degrees of business risks are present in both operating segments.

         Restaurant segment business risks include: competition, same-store sales, labor and fringe benefit expenses, restaurant closings, governmental initiatives and general (economy, weather, consumer acceptance, etc.).

         An intensely competitive environment is continually impacting the restaurant segment. Competition from quick-service restaurants and casual dining restaurants, as well as the family-style category in which Bob Evans Restaurants operate, has been greater than ever. Increased numbers of restaurants, in all categories, have provided more options for consumers and have tended to suppress the industry's same-store sales. Several restaurant chains have struggled to maintain market share and have had to close substantial numbers of locations. Same-store sales for Bob Evans Restaurants rebounded strongly in 1998 (4.6% increase) after two years of declines: 1.0% in 1997 and 1.8% in 1996. The impact of same-store sales on overall sales and corresponding profit margins is significant. Management is continually evaluating all restaurants in order to identify under-performing units. In fiscal 1998, the company closed five restaurants. Depending on profitability, as well as changes in site and access, the company may close other restaurants in fiscal 1999.

         Competition for qualified labor was intense in 1998, and is expected to continue in fiscal 1999, as unemployment remains historically low in most of the company's marketing area. Increases in the federally mandated minimum wage rate increased restaurant labor costs significantly in 1998 and 1997, which had a direct impact on operating profit. Congress is currently considering additional increases to the minimum wage rate which would significantly impact the company's labor costs.

         Plans are to add approximately 23 to 28 new restaurants in 1999 in comparison to 19 in 1998 and 23 in 1997. This growth plan is still slower than the 37 restaurants and 44 restaurants opened in fiscal 1996 and fiscal 1995, respectively. Availability of sites and weather conditions generate uncertainty in restaurant expansion.

         Food products segment business risks include: hog costs, governmental initiatives and general (economy, weather, consumer acceptance, etc.). In the food products segment, uncertainties in fiscal 1999 include the prices to be paid in the live hog market and the ability of the company to pass on any increased costs, as well as consumer acceptance of new items. Planned product introductions in fiscal 1999 include shredded hash browns and cinnamon biscuits.

         Various risks and uncertainties are present in both operating segments. Food safety is an issue of top priority: risk of food contamination is an issue focused on by the company at its restaurants as well as in the manufacturing of its food products. Continued emphasis upon quality control programs, such as the Hazard Analysis of Critical Control Points program, are designed to limit the company's exposure. Increased governmental initiatives at the local, state and federal level tend to increase costs and present challenges to management in both segments of the business. Although the company is planning on having all its systems year 2000 compliant on a timely basis, the company could be adversely impacted if any of its systems, or those of any of its significant suppliers or customers, are not 2000 compliant in a timely manner. Other uncertainties, such as changes in general economic conditions, weather and consumers' changing lifestyles and eating habits impose various degrees of risk to the company's business.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the company's actual results for 1999 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks and uncertainties set forth above in "Management's Discussion of Risk Factors," as well as other assumptions, risks, uncertainties and factors previously disclosed in this report, the company's securities filings and press releases.

                              BOB EVANS FARMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED APRIL 24, 1998

                                INDEX TO EXHIBITS

Exhibit No.  Description                                                Location
-----------  -----------                                                --------
3(a)         Certificate of Incorporation of the Registrant             Incorporated herein by reference to
             (filed with the Delaware secretary of state on             Exhibit 3 (a) to the Registrant's
             Nov. 4, 1985)                                              Annual Report on Form 10-K for its
                                                                        fiscal year ended April 24, 1987
                                                                        (File No. 0-1667)

3(b)         Certificate of Amendment of Certificate                    Incorporated herein by reference to
             of Incorporation of the Registrant dated                   Exhibit 3(b) to the Registrant's
             Aug. 26, 1987 (filed with the Delaware                     Annual Report on Form 10-K for its
             secretary of state on Sept. 4, 1987)                       fiscal year ended April 28, 1989
                                                                        (File No. 0-1667)

3(c)         Certificate of Adoption of Amendment to                    Incorporated herein by reference to
             Certificate of Incorporation of the Registrant             Exhibit 3(c) to the Registrant's
             dated Aug. 9, 1993 (filed with the Delaware                Annual Report on Form 10-K for its
             secretary of state on Aug. 10, 1993)                       fiscal year ended April 29, 1994
                                                                        (File No. 0-1667)

3(d)         Restated Certificate of Incorporation of                   Incorporated herein by reference to
             Registrant reflecting amendments through Aug.              Exhibit 3(d) to the Registrant's
             10, 1993.  Note:  filed for purposes of SEC                Annual Report on Form 10-K for its
             reporting compliance only -- this document has             fiscal year ended April 29, 1994
             not been filed with the Delaware secretary of              (File No. 0-1667)
             state

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
                                                                        (File No. 0-1667)

Exhibit No.  Description                                                Location
-----------  -----------                                                --------
3(f)         Amended By-Laws of the Registrant.  Note:  filed           Attached hereto.
             for purposes of SEC reporting compliance only

10(a)        Restated Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
             401K Retirement Plan (effective Jan. 1, 1994,              Exhibit 10(a) to the Registrant's
             except as otherwise provided)                              Annual Report on Form 10-K for the
                                                                        fiscal year ended April 28, 1995
                                                                        (File No. 0-1667)

10(b)        Amendment No. 1 to the Bob Evans Farms, Inc. and           Incorporated herein by reference to
             Affiliates 401K Retirement Plan                            Exhibit 10(b) to the Registrant's
                                                                        Annual Report on Form 10-K for the
                                                                        fiscal year ended April 26, 1996
                                                                        (File No. 0-1667)

10(c)        Bob Evans Farms, Inc. and Affiliates 401K                  Incorporated herein by reference to
             Retirement Plan Trust (effective May 1, 1990)              Exhibit 4(f) to the Registrant's Pre-
                                                                        Effective Amendment No. 1 to Form S-8
                                                                        Registration Statement, filed April 27, 1990
                                                                        (Registration No. 33-34149)


10(d)        Bob Evans Farms, Inc. 1987 Incentive Stock                 Incorporated herein by reference to
             Option Plan                                                Exhibit 4(a) to the Registrant's
                                                                        Registration Statement on Form S-8,
                                                                        filed Oct. 19, 1987 (Registration
                                                                        No. 33-17978)

10(e)        Agreement, dated Feb. 24, 1989, between Daniel             Incorporated herein by reference to
             E. Evans and Bob Evans Farms, Inc.; and,                   Exhibit 10(g) to the Registrant's
             Schedule A To Exhibit 10(e) identifying other              Annual Report on 10-K for its fiscal
             substantially identical Agreements between Bob             year ended April 28, 1989 (File
             Evans Farms, Inc. and certain of the executive             No. 0-1667); Attached hereto.
             officers of Bob Evans Farms, Inc.

Exhibit No.  Description                                                Location
-----------  -----------                                                --------
10(f)        Bob Evans Farms, Inc. 1989 Stock Option Plan for           Incorporated herein by reference To
             Nonemployee Directors                                      Exhibit 4(d) to the Registrant's
                                                                        Registration Statement on Form S-8,
                                                                        filed Aug. 23, 1989
                                                                        (Registration No. 33-30665)

10(g)        Bob Evans Farms, Inc. 1991 Incentive Stock                 Incorporated herein by reference To
             Option Plan                                                Exhibit 4(d) to the Registrant's
                                                                        Registration Statement on Form S-8,
                                                                        filed Sept. 13, 1991
                                                                        (Registration  No. 33-42778)

10(h)        Bob Evans Farms, Inc. Supplemental Executive               Incorporated herein by reference to
             Retirement Plan                                            Exhibit 10(i) to the Registrant's
                                                                        Annual Report on Form 10-K for its fiscal
                                                                        year ended April 24, 1992
                                                                        (File No. 0-1667)

10(i)        Bob Evans Farms, Inc. Nonqualified Stock Option            Incorporated herein by reference to
             Plan                                                       Exhibit 10(j) to the Registrant's
                                                                        Annual Report on Form 10-K for its fiscal
                                                                        year ended April 24, 1992
                                                                        (File No. 0-1667)

10(j)        Bob Evans Farms, Inc. Long Term Incentive Plan             Incorporated herein by reference to
             for Managers                                               Exhibit 10(k) to the Registrant's
                                                                        Annual Report on Form 10-K for its fiscal
                                                                        year ended April 30, 1993 (File No. 0-1667)

10(k)        Bob Evans Farms, Inc. 1994 Long Term Incentive             Incorporated herein by reference to
             Plan                                                       Exhibit 10(n) to the Registrant's
                                                                        Annual Report on Form 10-K for the fiscal
                                                                        year ended April 29, 1994 (File No. 0-1667)

Exhibit No.  Description                                                Location
-----------  -----------                                                --------
10(l)        Bob Evans Farms, Inc. 1998 Supplemental                    Attached hereto.
             Executive Retirement Plan

10(m)        Bob Evans Farms, Inc. 1998 Directors                       Attached hereto.
             Compensation Plan

13           Registrant's Annual Report to Stockholders for             Attached hereto.
             the fiscal year ended April 24, 1998 (Not deemed
             filed except for portions thereof which are
             specifically incorporated by reference into this
             Annual Report on Form 10-K)

21           Subsidiaries of the Registrant                             Attached hereto.

23           Consent of Ernst & Young, LLP                              Attached hereto.

27           Financial Data Schedule                                    Attached hereto.