Form 10-Q
period 1998-07-24
EVANS BOB FARMS INC
filed 1998-09-04
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             July 24, 1998
                              ----------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              ----------------------------------------------

Commission file number               0-1667
                      ------------------------------------------------------

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

Yes   X        No
    ------         ------

          As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares, of which 41,660,000 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       (Dollars in thousands)
                                                                               July 24, 1998           April 24,1998
                                                                               -------------           -------------
                                                                                   Unaudited                 Audited
                                                                                   ---------                 -------
ASSETS
------
Current assets
         Cash and equivalents                                                       $ 28,871                 $ 15,397
         Trade accounts receivable                                                    17,168                   17,061
         Inventories                                                                  21,081                   22,709
         Federal and state income taxes                                                    0                    1,032
         Deferred income taxes                                                         7,559                    7,559
         Prepaid expenses                                                              2,817                    1,640
                                                                                    --------                 --------
                  TOTAL CURRENT ASSETS                                                77,496                   65,398

Property, plant and equipment                                                        733,604                  725,244
         Less accumulated depreciation                                               246,362                  239,295
                                                                                    --------                 --------
                  NET PROPERTY, PLANT AND EQUIPMENT                                  487,242                  485,949

Other assets
         Deposits and other                                                            3,165                    3,223
         Long-term investments                                                         7,487                    6,264
         Deferred income taxes                                                         8,900                    8,900
         Cost in excess of net assets acquired                                         9,264                    9,399
         Other intangible assets                                                         719                      798
                                                                                    --------                 --------
                  TOTAL OTHER ASSETS                                                  29,535                   28,584
                                                                                    --------                 --------
                                                                                    $594,273                 $579,931
                                                                                    ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
         Line of credit                                                             $ 42,550                 $ 39,420
         Accounts payable                                                              7,712                    7,909
         Dividends payable                                                             3,333                    3,334
         Federal and state income taxes                                                6,730                        0
         Accrued wages and related liabilities                                        10,923                   14,644
         Other accrued expenses                                                       40,302                   40,961
                                                                                    --------                 --------
                  TOTAL CURRENT LIABILITIES                                          111,550                  106,268

Long-term liabilities
         Deferred income taxes                                                        15,244                   15,244
         Notes payable (net of discount of $164,000 at
           July 24, 1998, and $187,000 at April 24, 1998)                              1,246                    1,223
                                                                                    --------                 --------
                  TOTAL LONG-TERM LIABILITIES                                         16,490                   16,467

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000 shares;
           issued 42,638,118 shares at July 24, 1998, and April 24, 1998                 426                      426
         Preferred stock: authorized 1,200 shares; issued 120
           shares at July 24, 1998, and April 24, 1998                                    60                       60
         Capital in excess of par value                                              146,543                  147,213
         Retained earnings                                                           334,487                  323,720
                                                                                    --------                 --------
                                                                                     481,516                  471,419
         Less treasury stock: 978,118 shares at July 24, 1998,
           and 964,013 shares at April 24, 1998, at cost                              15,283                   14,223
                                                                                    --------                 --------
                  TOTAL STOCKHOLDERS' EQUITY                                         466,233                  457,196
                                                                                    --------                 --------
                                                                                    $594,273                 $579,931
                                                                                    ========                 ========

    The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED


                                                                                          (Dollars in thousands,
                                                                                         except per share amounts)
                                                                                             Three Months Ended
                                                                                             ------------------
                                                                                    July 24, 1998       July 25, 1997
                                                                                    -------------       -------------
NET SALES                                                                                $240,337            $222,045

    Cost of sales                                                                          71,990              71,092
    Operating wage and fringe benefit expenses                                             75,156              69,426
    Other operating expenses                                                               32,802              30,467
    Selling, general and administrative expenses                                           29,334              26,531
    Depreciation expense                                                                    8,314               7,467
                                                                                         --------            --------
OPERATING INCOME                                                                           22,741              17,062

    Net interest income (expense)                                                            (356)               (589)
                                                                                         --------            --------

INCOME BEFORE INCOME TAXES                                                                 22,385              16,473

PROVISIONS FOR INCOME TAXES
    Federal                                                                                 6,760               4,991
    State                                                                                   1,522               1,121
                                                                                         --------            --------
                                                                                            8,282               6,112
                                                                                         --------            --------

NET INCOME                                                                               $ 14,103            $ 10,361
                                                                                         ========            ========

EARNINGS PER SHARE - BASIC                                                                   $.34                $.25
                                                                                         ========            ========

EARNINGS PER SHARE - DILUTED                                                                 $.34                $.25
                                                                                         ========            ========

CASH DIVIDENDS PER SHARE                                                                     $.08                $.08
                                                                                         ========            ========



     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                    (Dollars in thousands)
                                                                                      Three Months Ended
                                                                                      ------------------
                                                                              July 24, 1998            July 25, 1997
                                                                              -------------            -------------
OPERATING ACTIVITIES:
  Net income                                                                       $ 14,103                 $ 10,361

  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                  8,614                    7,681
       Loss on sale of property and equipment                                             6                        0
       Compensation expense attributable to stock plans                                 297                       67
  Cash provided by (used for) current assets and current liabilities:
       Accounts receivable                                                             (107)                    (911)
       Inventories                                                                    1,628                    2,567
       Prepaid expenses                                                              (1,177)                    (568)
       Accounts payable                                                                (197)                     218
       Federal and state income taxes                                                 7,762                    4,999
       Accrued wages and related liabilities                                         (4,018)                  (3,772)
       Other accrued expenses                                                          (659)                   2,814
                                                                                   --------                 --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            26,252                   23,456

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                          (9,664)                 (11,750)
  Purchase of investments                                                            (1,309)                     (40)
  Proceeds from sale of property, plant and equipment                                    51                        0
  Other                                                                                  58                      386
                                                                                   --------                 --------
NET CASH USED IN INVESTING ACTIVITIES                                               (10,864)                 (11,404)

FINANCING ACTIVITIES:
  Cash dividends paid                                                                (3,337)                  (3,332)
  Draws on line of credit                                                             3,130                      270
  Purchase of treasury stock                                                         (3,154)                    (414)
  Interest accrued on long-term notes                                                    23                       30
  Distribution of treasury stock due to the exercise of
    stock options and employee bonuses                                                1,424                      206
                                                                                   --------                 --------
NET CASH USED IN FINANCING ACTIVITIES                                                (1,914)                  (3,240)
                                                                                   --------                 --------

Increase in cash and equivalents                                                     13,474                    8,812

Cash and equivalents at the beginning of the period                                  15,397                   12,283
                                                                                   --------                 --------

Cash and equivalents at the end of the period                                      $ 28,871                 $ 21,095
                                                                                   ========                 ========





    The accompanying notes are an integral part of the financial statements.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED


1.       Unaudited Financial Statements

         The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. No significant changes have occurred in the disclosures made in Form 10-K for the fiscal year ended April 24, 1998 (refer to Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

2.       Earnings Per Share

         In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The company adopted SFAS No. 128 in the third quarter of fiscal 1998. All earnings per share data presented in these financial statements have been restated to conform with the provisions of SFAS No. 128. Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share calculations reflect the assumed exercise and conversion of employee stock options.

         The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                (in thousands)
                                              Three Months Ended
                                              ------------------
                                         July 24, 1998      July 25, 1997
                                         -------------      -------------
               Basic                            41,665             41,590
               Effect of dilutive
                   stock options                   265                 77
                                                ------             ------
               Diluted                          41,930             41,667
                                                ======             ======

3.       Industry Segments

         For the first quarter of fiscal 1999, the company has adopted SFAS No.131, Disclosures about Segments of an Enterprise and Related Information. The company's operations include restaurant operations and the processing and sale of food and related products. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the consolidated financial statements. Information on the company's operating segments is summarized as follows:

                                                                       (in thousands)
                                                                    Three Months Ended
                                                                July 24, 1998      July 25, 1997
                                                                -------------      -------------
                 Sales
                   Restaurant Operations                             $177,843           $163,227
                   Food Products                                       70,698             68,020
                                                                      -------            -------
                                                                      248,541            231,247
                   Intersegment sales of food products                (8,204)           ( 9,202)
                                                                      -------            -------
                     Total                                           $240,337           $222,045
                                                                     ========           ========

                 Operating Income
                   Restaurant Operations                              $17,939            $15,919
                   Food Products                                        4,802              1,143
                                                                      -------            -------
                     Total                                            $22,741            $17,062
                                                                      =======            =======

4.       New Accounting Standard

         In 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report the change in its equity during the period from nonowner sources. The company has evaluated the changes in equity and determined that no items qualify as transactions from nonowner sources (other comprehensive income). As a result, SFAS No. 130 does not currently apply to the company and has not been presented in the general-purpose financial statements.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


SALES

     Consolidated net sales for Bob Evans Farms, Inc. and subsidiaries (the company) increased $18.3 million, or 8.2%, for the first quarter ended July 24, 1998, compared to the corresponding quarter a year ago. The overall increase was the result of a $14.6 million sales increase in the restaurant segment and a $3.7 million sales increase in the food products segment. Restaurant segment sales accounted for 74.0% and 73.5% of total sales in the first quarters of fiscal 1999 and 1998, respectively.

     The restaurant segment sales increase of $14.6 million (9.0%) in the first quarter was due to an increase in same-store sales of 5.6 % as well as an additional ten restaurants in operation (407 restaurants in operation at the end of the first quarter this year versus 397 last year). The same-store sales increase, inclusive of an average menu price increase of 2.7%, reflects the continued trend of same-store sales gains since the third quarter of fiscal 1997. The introduction of a new seasonal menu contributed to the sales increase in the first quarter.

     The chart below summarizes the restaurant openings and closings during the last five quarters:

                                  Beginning    Opened      Closed      Ending
                                  ---------    ------      ------      ------
              Fiscal 1999
                 1st quarter        408           0           1          407

              Fiscal 1998
                 1st quarter        394           4           1          397
                 2nd quarter        397           5           1          401
                 3rd quarter        401           3           1          403
                 4th quarter        403           7           2          408

The company expects to open approximately 23 stores in fiscal 1999.

     The food product segment sales increase of $3.7 million (6.2%) over the corresponding period a year ago was primarily the result of a 10% increase in comparable pounds of sausage products sold. This significant increase in the volume of product sold was the result of three factors:

     1) The reintroduction of grilling sausages (bratwurst and italian sausage), which included new packaging and other improvements,
     2)   increased promotional activity, and
     3) reduced wholesale and retail prices for most of the company's sausage products, which made them more affordable to consumers.

The benchmark retail price for a one-pound roll of sausage averaged $2.99 in the first quarter of fiscal 1999 compared to $3.09 in the first quarter of fiscal 1998. The price decrease, made possible by the lower hog costs discussed below, offset a portion of the sales increase provided by the additional volume sold.

COST OF SALES

     Consolidated cost of sales (cost of materials) was 30.0% of sales in the first quarter of fiscal 1999 compared to 32.0% of sales in the first quarter of fiscal 1998. Restaurant segment cost of sales (food cost) remained relatively constant at 26.0% of sales for the first quarter compared to 26.1% of sales for the same period a year ago. Food products segment cost of sales decreased to 41.2% of sales in this year's first quarter from 48.6% of sales the corresponding period a year ago. This decrease was due to favorable hog costs, which averaged $31.77 per hundredweight for the first three months of fiscal 1999 versus $50.91 per hundredweight in the same period last year, a 37.6% decrease.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

     Consolidated operating wage and fringe benefit expenses remained the same at 31.3% of sales for the first quarters of both fiscal 1999 and 1998. In the restaurant segment, operating wage and fringe benefit expenses represented 37.9% of sales for the first three months of fiscal 1999 compared to 38.1% for the same period a year ago. In the food products segment, operating wage and fringe benefit expenses were 12.3% of sales versus 12.4% for the corresponding quarter a year ago. Lower health insurance expense contributed to the improvement in both segments' ratios.

OTHER OPERATING EXPENSES

     Approximately 90% of other operating expenses occurred in the restaurant segment; the most significant components of which were advertising, utilities, restaurant supplies, repair and maintenance, general liability insurance and taxes (other than income taxes). Consolidated other operating expenses for the first three months of fiscal 1999, as a percentage of sales, were 13.6% compared to 13.7% in the same period a year ago. Decreases in restaurant advertising and insurance expenses were mostly offset by small increases in food products operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     As a percentage of sales, consolidated selling, general and administrative expenses were 12.2% and 11.9% in the first quarters of 1999 and 1998, respectively. The most significant components of selling, general and administrative expenses were wages, fringe benefits and food products segment promotional expenses. The increase was the result of increased promotional activity for the company's sausage products.

NET INCOME

     Consolidated net income increased $3.7 million, or 36.1%, in the first quarter of fiscal 1999 compared to the same period a year ago. Most of the increase was provided by the food products segment, which had a $3.7 million increase in operating income. The food products segment benefited from both strong volume growth and favorable hog costs. The restaurant segment contributed to higher profits with a $2.0 million operating income increase. This increase was due mostly to the continued positive momentum in same-store sales.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from both the restaurant and food products segments has been used as the main source of working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs and capital expansion at various times. The total bank lines of credit available is $100.0 million, of which $42.6 million was outstanding at July 24, 1998.

     The company believes that the funds needed for capital expenditures and working capital during the remainder of fiscal 1999 will be generated both internally and from available bank lines of credit. Longer-term financing alternatives will continue to be evaluated by the company as conditions warrant.

YEAR 2000

     In 1998, the company established a formal plan to assess the impact of the year 2000 issue on the software and hardware utilized in its internal operations, including those that affect customers, suppliers and other constituents. The company has plans such that all changes to software and hardware necessitated by the year 2000 issue will be completed in a timely manner, and that all such systems will be year 2000 compliant by Dec. 31, 1999. The company is also contacting critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant. The current estimated costs associated with the necessary changes are not material in any year to the company's consolidated financial position, results of operations or cash flows. However, the company could be adversely impacted if its suppliers and customers do not make necessary changes to their own systems and products successfully and in a timely manner. All modification costs relating to this issue are expensed as incurred.

     State of readiness: The company has addressed the impact on both information technology ("IT") and non-IT systems. An assessment of steps the company will take to address year 2000 problems, with all of its systems, is complete. The implementation of these steps and the testing of systems are more than 75% complete. All phases of implementation and testing are expected to be completed by the fall of 1999. The company is actively monitoring the status of year 2000 projects at third parties with which the company has material relationships.

     Costs to address year 2000 issues: Historical and estimated future costs of remediation are expected to total less than $500,000.

     Risks associated with year 2000 issues: Management believes that the aforementioned plan is comprehensive and will reduce the risks associated with year 2000 issues to a minimal level for its internal systems. The risks to the company of third parties' (e.g. utility companies, banks and other critical suppliers and customers) failure to be year 2000 compliant is difficult to determine, but could be potentially significant.

     Contingency Plan: The company does not yet have a formal contingency plan, but is in the process of creating one. The contingency plan is expected to be completed by December 31, 1999.









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

                           PART II - OTHER INFORMATION

                            ITEM 5. OTHER INFORMATION

     As discussed in the company's Proxy Statement for the 1998 Annual Meeting of Stockholders, any qualified stockholder of the company who intends to submit a proposal to the company at the 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting") must submit such proposal to the company not later than April 13, 1999 to be considered for inclusion in the company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a stockholder intends to present a proposal at the 1999 Annual Meeting of Stockholders, but has not sought the inclusion of such proposal in the company's Proxy Materials, such proposal must be received by the company prior to June 29, 1999 or the company's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the company's Proxy Materials.

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

                                               Bob Evans Farms, Inc.
                                        ----------------------------------
                                                    Registrant



                                        /s/       DANIEL E. EVANS
                                        ----------------------------------
                                                  Daniel E. Evans
                                               Chairman of the Board
                                             (Chief Executive Officer)


                                        /s/     DONALD J. RADKOSKI
                                        ----------------------------------
                                                Donald J. Radkoski
                                        Group Vice President and Treasurer
                                             (Chief Financial Officer)


September 4, 1998
-----------------
      Date