Form 10-Q
period 1998-10-23
EVANS BOB FARMS INC
filed 1998-12-04
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 23, 1998
                               ----------------

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              -----------------------------------------

Commission file number 0-1667
                      ---------------------------------------------

                              Bob Evans Farms, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                31-4421866
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
              or organization)                        Identification No.)

                   3776 South High Street Columbus, Ohio 43207
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (614) 491-2225
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes   X       No
    -----       -----

          As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares, of which 40,980,809 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION

                                   ITEM 1. FINANCIAL STATEMENTS
                               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      (Dollars in thousands)
                                                                  Oct. 23, 1998  April 24,1998
                                                                  -------------  -------------
                                                                      Unaudited        Audited
                                                                      ---------        -------
ASSETS
------

Current assets
         Cash and equivalents                                          $  8,147       $ 15,397
         Trade accounts receivable                                       16,018         17,061
         Inventories                                                     23,707         22,709
         Federal and state income taxes                                       0          1,032
         Deferred income taxes                                            7,559          7,559
         Prepaid expenses                                                 2,300          1,640
                                                                       --------       --------
                  TOTAL CURRENT ASSETS                                   57,731         65,398

Property, plant and equipment                                           746,012        725,244
         Less accumulated depreciation                                  254,280        239,295
                                                                       --------       --------
                  NET PROPERTY, PLANT AND EQUIPMENT                     491,732        485,949

Other assets
         Deposits and other                                               3,266          3,223
         Long-term investments                                            8,046          6,264
         Deferred income taxes                                            8,900          8,900
         Cost in excess of net assets acquired                            9,130          9,399
         Other intangible assets                                            640            798
                                                                       --------       --------
                  TOTAL OTHER ASSETS                                     29,982         28,584
                                                                       --------       --------
                                                                       $579,445       $579,931
                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
         Line of credit                                                $ 27,015       $ 39,420
         Accounts payable                                                 8,603          7,909
         Dividends payable                                                3,323          3,334
         Federal and state income taxes                                   3,172              0
         Accrued wages and related liabilities                           12,483         14,644
         Other accrued expenses                                          43,392         40,961
                                                                       --------       --------
                  TOTAL CURRENT LIABILITIES                              97,988        106,268

Long-term liabilities
         Deferred income taxes                                           15,244         15,244
         Notes payable (net of discount of $141,000 at
           Oct. 23, 1998, and $187,000 at April 24, 1998)                 1,269          1,223
                                                                       --------       --------
                  TOTAL LONG-TERM LIABILITIES                            16,513         16,467

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000
           shares; issued 42,638,118 shares at Oct. 23, 1998,
           and April 24, 1998                                               426            426
         Preferred stock: authorized 1,200 shares; issued 120
           shares at Oct. 23, 1998, and April 24, 1998                       60             60
         Capital in excess of par value                                 146,997        147,213
         Retained earnings                                              346,560        323,720
                                                                       --------       --------
                                                                        494,043        471,419
         Less treasury stock: 1,657,309 shares at Oct. 23, 1998,
           and 964,013 shares at April 24, 1998, at cost                 29,099         14,223
                                                                       --------       --------
                  TOTAL STOCKHOLDERS' EQUITY                            464,944        457,196
                                                                       --------       --------
                                                                       $579,445       $579,931
                                                                       ========       ========

    The accompanying notes are an integral part of the financial statements.

                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 UNAUDITED
                                                 ---------

                                                    (Dollars in thousands, except per share amounts)

                                                     Three Months Ended           Six Months Ended
                                                     ------------------           ----------------
                                                Oct. 23, 1998 Oct. 24, 1997 Oct. 23, 1998 Oct. 24, 1997
                                                ------------- ------------- ------------- -------------
NET SALES                                            $239,328      $224,675      $479,665      $446,720

    Cost of sales                                      66,651        69,232       138,641       140,324
    Operating wage and fringe benefit expenses         74,725        69,199       149,881       138,625
    Other operating expenses                           32,418        31,100        65,220        61,567
    Selling, general and administrative expenses       32,381        27,930        61,715        54,461
    Depreciation expense                                8,460         7,845        16,774        15,312
                                                     --------      --------      --------      --------
OPERATING INCOME                                       24,693        19,369        47,434        36,431

    Net interest expense                                 (252)         (772)         (608)       (1,361)
                                                     --------      --------      --------      --------

INCOME BEFORE INCOME TAXES                             24,441        18,597        46,826        35,070

PROVISIONS FOR INCOME TAXES
    Federal                                             7,382         5,635        14,142        10,626
    State                                               1,662         1,264         3,184         2,385
                                                     --------      --------      --------      --------
                                                        9,044         6,899        17,326        13,011
                                                     --------      --------      --------      --------

NET INCOME                                           $ 15,397      $ 11,698      $ 29,500      $ 22,059
                                                     ========      ========      ========      ========


EARNINGS PER SHARE - BASIC                           $   0.37      $   0.28      $   0.71      $   0.53
                                                     ========      ========      ========      ========

EARNINGS PER SHARE - DILUTED                         $   0.37      $   0.28      $   0.71      $   0.53
                                                     ========      ========      ========      ========

CASH DIVIDENDS PER SHARE                             $   0.09      $   0.08      $   0.17      $   0.16
                                                     ========      ========      ========      ========


    The accompanying notes are an integral part of the financial statements

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  UNAUDITED

                                                                           (Dollars in thousands)
                                                                               Six Months Ended
                                                                               ----------------

                                                                         Oct. 23, 1998   Oct. 24, 1997
                                                                         -------------   -------------
Operating activities:
  Net income                                                                  $ 29,500        $ 22,059

  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                            17,373          15,740
       Loss (Gain) on sale of property and equipment                                36             (40)
       Compensation expense attributable to stock plans                            803             261
  Cash provided by (used for) current assets and current liabilities:
       Accounts receivable                                                       1,043          (1,087)
       Inventories                                                                (998)            408
       Prepaid expenses                                                           (660)           (351)
       Accounts payable                                                            694           1,715
       Federal and state income taxes                                            4,204           5,230
       Accrued wages and related liabilities                                    (2,964)         (2,155)
       Other accrued expenses                                                    2,431           4,967
                                                                              --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       51,462          46,747

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                    (22,683)        (23,265)
  Purchase of investments                                                       (1,954)              0
  Proceeds from sale of property, plant and equipment                               90             165
  Other                                                                            (43)            647
                                                                              --------        --------
NET CASH USED IN INVESTING ACTIVITIES                                          (24,590)        (22,453)

FINANCING ACTIVITIES:
  Cash dividends paid                                                           (6,671)         (6,661)
  Payments on line of credit                                                   (12,405)        (20,330)
  Purchase of treasury stock                                                   (18,259)           (599)
  Interest accrued on long-term notes                                               46              60
  Distribution of treasury stock
    due to the exercise of stock
    options and employee bonuses                                                 3,167             309
                                                                              --------        --------
NET CASH USED IN FINANCING ACTIVITIES                                          (34,122)        (27,221)
                                                                              --------        --------

Decrease in cash and equivalents                                                (7,250)         (2,927)

Cash and equivalents at the beginning of the period                             15,397          12,283
                                                                              --------        --------

Cash and equivalents at the end of the period                                 $  8,147        $  9,356
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

2.       Earnings Per Share
         ------------------
         In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The company adopted SFAS No. 128 in the third quarter of fiscal 1998. All earnings per share data presented in these financial statements have been restated to conform with the provisions of SFAS No. 128. Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share calculations reflect the assumed exercise and conversion of employee stock options.

         The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                                  (in thousands)
                                           Three Months Ended                        Six Months Ended
                                           ------------------                        ----------------
                                       Oct. 23, 1998      Oct. 24, 1997         Oct. 23, 1998      Oct. 24, 1997
             ----------------------------------------------------------------------------------------------------
             Basic                            41,407             41,578                41,536             41,584
             Effect of dilutive
                 stock options                   268                183                   292                183
                                              ------             ------                ------             ------
             Diluted                          41,675             41,761                41,828             41,767
                                              ======             ======                ======             ======

3.       Industry Segments
         -----------------
         In fiscal 1999, the company adopted SFAS No.131, Disclosures about Segments of an Enterprise and Related Information. The company's operations include restaurant operations and the processing and sale of food and related products. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the consolidated financial statements. Information on the company's operating segments is summarized as follows:

                                                                                (in thousands)
                                                          Three Months Ended                        Six Months Ended
                                                          ------------------                        ----------------
                                                     Oct. 23, 1998     Oct. 24, 1997         Oct. 23, 1998      Oct. 24, 1997
       ----------------------------------------------------------------------------------------------------------------------
       Sales
         Restaurant Operations                            $179,322          $167,363              $357,165           $330,590
         Food Products                                      68,400            66,474               139,098            134,494
                                                          --------          --------              --------           --------
                                                           247,722           233,837               496,263            465,084
         Intersegment sales of food products                (8,394)           (9,162)              (16,598)           (18,364)
                                                          --------          --------              --------           --------
           Total                                          $239,328          $224,675              $479,665           $446,720
                                                          ========          ========              ========           ========

       Operating Income
         Restaurant Operations                            $ 18,998          $ 16,605              $ 36,937           $ 32,524
         Food Products                                       5,695             2,764                10,497              3,907
                                                          --------          --------              --------           --------
           Total                                          $ 24,693          $ 19,369              $ 47,434           $ 36,431
                                                          ========          ========              ========           ========

4.       New Accounting Standard
         -----------------------
         In 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report the change in its equity during the period from nonowner sources as other comprehensive income. The company has evaluated the statement and determined that there are no items which qualify as other comprehensive income. As a result, SFAS No. 130 does not currently apply to the company and has not been presented in the general-purpose financial statements.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


SALES

     Consolidated net sales for Bob Evans Farms, Inc. and subsidiaries (the company) increased $14.6 million, or 6.5%, in the second quarter ended October 23, 1998, compared to the corresponding quarter a year ago. The increase was the result of a $11.9 million sales increase in the restaurant segment and a $2.7 million sales increase in the food products segment during the period. For the six-month period ended October 23, 1998, consolidated net sales increased $32.9 million, or 7.4%, compared to the previous year. This increase was comprised of a restaurant segment sales increase of $26.6 million and a food products segment sales increase of $6.3 million. Restaurant segment sales historically account for approximately 75% of total sales.

     The restaurant segment sales increase of $11.9 million, or 7.1%, in the second quarter was the result of a 5.5% increase in same-store sales as well as more restaurants in operation. The same-store sales increase, inclusive of an average menu price increase of 2.5%, represented the eighth consecutive quarter of same-store sales growth. Additional sales growth was provided by an increase in the number of operating locations: 408 at October 23, 1998 versus 401 a year earlier. During the second quarter, the company opened two new restaurants and closed one existing restaurant. The company expects to open approximately 19 additional locations in the last half of fiscal 1999.

     The chart below summarizes the restaurant openings and closings during the last six quarters:


                      Beginning      Opened      Closed     Ending
   ------------------------------------------------------------------
   Fiscal 1999
      1st quarter        408           0           1          407
      2nd quarter        407           2           1          408

   Fiscal 1998
      1st quarter        394           4           1          397
      2nd quarter        397           5           1          401
      3rd quarter        401           3           1          403
      4th quarter        403           7           2          408

                                      -7-

     The food products segment sales increased $2.7 million, or 4.7%, for the second quarter and $6.3 million, or 5.5%, through six months compared to the corresponding periods a year ago. The second quarter increase, as well as the six-month comparison, were due mostly to increased sausage sales volume as comparable pounds of sausage products sold were up 10% for the quarter and year to date. Including new products, total volume increased 14% for the quarter. The factors which contributed to the increase in volume sold were increased promotional activity and reduced wholesale and retail prices for most of the company's sausage products, which made them more affordable to consumers. The benchmark retail price for a one-pound roll of sausage was $2.99 for the first six months of fiscal 1999 versus $3.09 for the first six months of fiscal 1998. The price decrease reduced net sales but was not significant enough to offset the sales increase provided by the additional volume sold.

COST OF SALES

     Consolidated cost of sales (cost of materials) was 27.8% of sales in the second quarter compared to 30.8% of sales in the second quarter a year ago. Year-to-date, consolidated cost of sales represented 28.9% of sales versus 31.4% last fiscal year.

     In the restaurant segment, food cost (cost of sales) was 25.7% of sales in the second quarter and 25.8% of sales year-to-date, versus 26.2% and 26.1%, respectively, in the corresponding periods last year. The improvement in food cost was reflective of changes in product mix. Management believes that changes made in the menu layout to highlight higher margin offerings contributed to the positive changes in product mix.

     In the food products segment, cost of sales was 34.4% of sales for the quarter and 37.9% year-to-date compared to 44.2% and 46.4%, respectively, for the corresponding periods a year ago. These changes were due to significant reductions in hog costs, which averaged $24.45 per hundredweight in the second quarter of this year versus $45.50 per hundredweight in the second quarter last year, a 46.3% decrease. These costs represented a continued downward trend since the first quarter of fiscal 1998.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

     Consolidated operating wage and fringe benefit expenses increased to 31.2% from 30.8% of sales in the second quarter and to 31.2% from 31.0% of sales year-to-date in comparison to the corresponding periods last year.

     In the restaurant segment, operating wage and fringe benefit expenses represented 37.5% of sales for the quarter and 37.7% of sales year-to-date versus 37.3% and 37.7%, respectively, for the corresponding periods a year ago. The second quarter increase was due mostly to higher hourly and management wages.

     In the food products segment, operating wage and fringe benefit expenses represented 12.5% of sales for the quarter and 12.4% of sales year-to-date versus 11.8% and 12.1%, respectively, of sales for the corresponding periods a year ago. The increase in operating wage and fringe benefit expense for food products was primarily due to hourly wages and profit sharing expense.


OTHER OPERATING EXPENSES

     Approximately 90% of other operating expenses occurred in the restaurant segment; the most significant components of which were advertising, utilities, restaurant supplies, repair and maintenance, general liability insurance and taxes (other than income taxes). Consolidated other operating expenses represented 13.5% of sales for the quarter and 13.6% year-to-date in comparison to 13.8% for both periods last year. Restaurant operating expenses as a percent of sales decreased due mostly to the fixed nature of many of the expenses, specifically advertising costs, general liability insurance and restaurant supplies.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Consolidated selling, general and administrative expenses represented 13.5% of sales for the quarter and 12.9% of sales year-to-date in comparison to 12.4% and 12.2%, respectively, in the corresponding periods a year ago. The most significant components of selling, general and administrative expenses were wages and fringe benefits and food products segment promotional and advertising expenses. The increase was the result of increased promotional activity for the company's sausage products.


NET INCOME

     Consolidated net income increased $3.7 million, or 31.6%, for the second quarter of fiscal 1999 compared to the same period a year ago. Both segments contributed to the higher net income amount. The food products segment's operating income more than doubled from $2.8 million to $5.7 million as a result of strong volume growth and very favorable hog costs. The restaurant segment contributed to the higher profits with a $2.4 million (or 14.4%) operating income increase. This increase was due mostly to the continued positive momentum in same-store sales.


LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from both the restaurant and food products segments has been used as the main source of working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs and capital expansion at various times. The total bank lines of credit available is $100.0 million, of which $27.0 million was outstanding at Oct. 23, 1998.

     Management believes that the funds needed for capital expenditures and working capital during the remainder of fiscal 1999 will be generated both internally and from available bank lines of credit. Longer-term financing alternatives will continue to be evaluated by the company as conditions warrant.


YEAR 2000

     In 1998, the company established a formal plan to assess the impact of the year 2000 issue on the software and hardware utilized in its internal operations, including those that affect customers, suppliers and other constituents. The company has plans such that all changes to software and hardware necessitated by the year 2000 issue will be completed in a timely manner, and that all such systems will be year 2000 compliant by Dec. 31, 1999. The company contacted critical suppliers of products and services to determine if the suppliers' operations and the products and services they provide are year

2000 compliant. Management will continue to monitor critical suppliers' progress with their year 2000 projects. The current estimated costs associated with implementing the company's year 2000 readiness plan are not material in any year to the company's consolidated financial position, results of operations or cash flows. However, the company could be adversely impacted if its suppliers and customers do not make necessary changes to their own systems and products successfully and in a timely manner. All modification costs relating to this issue are expensed as incurred.

     State of readiness: The company has addressed the impact on both information technology ("IT") and non-IT systems. An assessment of steps the company will take to address year 2000 problems, with all of its systems, is complete. The implementation of these steps and the testing of systems are more than 80% complete. All phases of implementation and testing are expected to be completed by the fall of 1999. The company is actively monitoring the status of year 2000 projects at third parties with which the company has material relationships.

     Costs to address year 2000 issues: Historical and estimated future costs of implementing the company's year 2000 readiness plan are expected to total less than $500,000.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         (a) The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on September 14, 1998. At the Annual Meeting, 41,664,056 common shares were outstanding and entitled to vote and 34,439,967 or 82.7% of the outstanding common shares entitled to vote were represented in person or by proxy.


         (b)      Directors elected at the Annual Meeting:

                  Daniel E. Evans
                  Michael J. Gasser
                  E.W. (Bill) Ingram III

                  Directors whose term of office continued after the Annual
                  Meeting:

                  Stewart K. Owens         Daniel A. Fronk
                  Larry C. Corbin          Cheryl L. Krueger
                  Robert E.H. Rabold       G. Robert Lucas II


         (c)      Matters voted upon at the Annual Meeting:

                                                             FOR         WITHHELD
                                                            -----       ----------
                  1) Election of Daniel E. Evans          32,204,569    2,235,398
                  2) Election of Michael J. Gasser        32,212,533    2,227,434
                  3) Election of E.W. (Bill) Ingram III   32,379,613    2,060,354

                                                            FOR         AGAINST      ABSTAIN
                                                           -----       ---------    ---------
                  4) Proposal to approve the Bob Evans
                     Farms, Inc. 1998 Stock Option
                     and Incentive Plan                  14,721,535    13,897,156    561,097
                  5) Stockholder proposal regarding
                     the sale or merger of the company    2,835,839    25,448,598    888,925
                  6) Stockholder proposal to declassify
                     the company's board of directors    14,180,388    14,110,130    880,843

                  Note: Per page 1 of the company's proxy statement, abstentions were counted as present for quorum purposes; however, the effect of an abstention on any matter voted upon by the stockholders of the company at the Annual Meeting was the same as a "no" vote.

         (d)      Not applicable

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

                                           Bob Evans Farms, Inc.
                                     ---------------------------------
                                                Registrant


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

   December 4, 1998
 --------------------
        Date