Form 10-Q
period 1999-01-29
EVANS BOB FARMS INC
filed 1999-03-12
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            January 29, 1999
                              ---------------------------------------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              -------------------------------------
Commission file number                       0-1667
                              -------------------------------------

                                      Bob Evans Farms, Inc.
                              -------------------------------------
                                  (Exact name of registrant as
                                    specified in its charter)

                  Delaware                                    31-4421866
 ------------------------------------------------  -----------------------------
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

Yes    X       No
     ----        ----
          As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares, of which 40,998,705 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               (Dollars in thousands)
                                                                       Jan. 29, 1999           April 24,1998
                                                                       -------------           -------------
                                                                           Unaudited                 Audited
                                                                           ---------                 -------
ASSETS
------

Current assets
         Cash and equivalents                                              $  11,837                 $ 15,397
         Trade accounts receivable                                            15,896                   17,061
         Inventories                                                          23,650                   22,709
         Federal and state income taxes                                            0                    1,032
         Deferred income taxes                                                 7,559                    7,559
         Prepaid expenses                                                      2,318                    1,640
                                                                          -----------              -----------
                  TOTAL CURRENT ASSETS                                        61,260                   65,398

Property, plant and equipment                                                758,392                  725,244
         Less accumulated depreciation                                       260,461                  239,295
                                                                          -----------              -----------
                  NET PROPERTY, PLANT AND EQUIPMENT                          497,931                  485,949

Other assets
         Deposits and other                                                    3,101                    3,223
         Long-term investments                                                 8,302                    6,264
         Deferred income taxes                                                 8,900                    8,900
         Cost in excess of net assets acquired                                 8,995                    9,399
         Other intangible assets                                                 561                      798
                                                                          -----------              -----------
                  TOTAL OTHER ASSETS                                          29,859                   28,584
                                                                          -----------              -----------
                                                                           $ 589,050                 $579,931
                                                                          ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
         Line of credit                                                    $  26,515                 $ 39,420
         Accounts payable                                                      8,130                    7,909
         Dividends payable                                                     3,690                    3,334
         Federal and state income taxes                                          549                        0
         Accrued wages and related liabilities                                13,516                   14,644
         Other accrued expenses                                               46,976                   40,961
                                                                          -----------              -----------
                  TOTAL CURRENT LIABILITIES                                   99,376                  106,268

Long-term liabilities
         Deferred compensation                                                    40                        0
         Deferred income taxes                                                15,244                   15,244
         Notes payable (net of discount of $117,000 at
           Jan. 29, 1999, and $187,000 at April 24, 1998)                      1,293                    1,223
                                                                          -----------              -----------
                  TOTAL LONG-TERM LIABILITIES                                 16,577                   16,467

Stockholders' equity
         Common stock: $.01 par value; authorized 100,000,000
          shares; issued 42,638,118 shares at Jan. 29, 1999,
          and April 24, 1998                                                     426                      426

         Preferred stock: authorized 1,200 shares; issued 120
               shares at Jan. 29, 1999, and April 24, 1998                        60                       60
         Capital in excess of par value                                      149,466                  147,213
         Retained earnings                                                   356,761                  323,720
         Treasury stock: 1,639,413 shares at Jan. 29, 1999,
            and 964,013 shares at April 24, 1998, at cost                    (33,616)                 (14,223)
                                                                          -----------              -----------
                  TOTAL STOCKHOLDERS' EQUITY                                 473,097                  457,196
                                                                          -----------              -----------
                                                                           $ 589,050                 $579,931
                                                                          ===========              ===========

               The accompanying notes are an integral part of the financial statements.


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                                    ---------







                                                                       (Dollars in thousands, except per share amounts)

                                                                Three Months Ended                       Nine Months Ended
                                                                ------------------                       -----------------

                                                          Jan. 29, 1999       Jan. 23, 1998      Jan. 29, 1999      Jan. 23, 1998
                                                          -------------       -------------      -------------      -------------


      NET SALES                                                $250,530            $219,621           $730,195            $666,341

          Cost of sales                                          69,490              66,548            208,131             206,872
          Operating wage and fringe benefit expenses             78,885              68,017            228,766             206,642
          Other operating expenses                               33,502              30,536             98,722              92,103
          Selling, general and administrative expenses           37,097              28,356             98,812              82,817
          Depreciation expense                                    8,646               8,060             25,420              23,372
                                                        ----------------       -------------      --------------      --------------
      OPERATING INCOME                                           22,910              18,104             70,344              54,535

          Net interest expense                                     (244)               (413)              (852)             (1,774)
                                                        ----------------       -------------      --------------      --------------

      INCOME BEFORE INCOME TAXES                                 22,666              17,691             69,492              52,761

      PROVISIONS FOR INCOME TAXES
          Federal                                                 6,845               5,343             20,987              15,969
          State                                                   1,541               1,203              4,725               3,588
                                                        ----------------       -------------      --------------      --------------
                                                                  8,386               6,546             25,712              19,557
                                                        ----------------       -------------      --------------      --------------

      NET INCOME                                               $ 14,280            $ 11,145           $ 43,780            $ 33,204
                                                        ================       =============      ==============      ==============


      EARNINGS PER SHARE - BASIC                                  $0.35               $0.27              $1.06               $0.80
                                                        ================       =============      ==============      ==============

      EARNINGS PER SHARE - DILUTED                                $0.34               $0.27              $1.05               $0.80
                                                        ================       =============      ==============      ==============

      CASH DIVIDENDS PER SHARE                                    $0.09               $0.08              $0.26               $0.24
                                                        ================       =============      ==============      ==============


                                                    The accompanying notes are an integral part of the financial statements
                                                                                    -3-

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                    ---------



                                                                                    (Dollars in thousands)
                                                                                       Nine Months Ended
                                                                                       -----------------

                                                                             Jan. 29, 1999              Jan. 23, 1998
                                                                             -------------              -------------

OPERATING ACTIVITIES:
  Net income                                                                        $43,780                  $33,204

  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                 26,319                   24,193
       Loss (Gain) on sale of property and equipment                                    121                      (34)
       Compensation expense attributable to stock plans                               1,309                      453
  Cash  provided by (used for) current assets and current liabilities:
       Accounts receivable                                                            1,165                   (1,169)
       Inventories                                                                     (941)                     546
       Prepaid expenses                                                                (678)                     554
       Accounts payable                                                                 221                    1,023
       Federal and state income taxes                                                 1,581                    4,572
       Accrued wages and related liabilities                                         (2,397)                    (769)
       Other accrued expenses                                                         6,015                    5,028
                                                                                  -----------              -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            76,495                   67,601

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                         (37,673)                 (34,826)
  Purchase of investments                                                            (2,296)                     (96)
  Proceeds from sale of property, plant and equipment                                   150                      181
  Other                                                                                 122                      428
                                                                                  -----------              -----------
NET CASH USED IN INVESTING ACTIVITIES                                               (39,697)                 (34,313)

FINANCING ACTIVITIES:
  Cash dividends paid                                                               (10,385)                  (9,991)
  Payments on line of credit                                                        (12,905)                 (22,360)
  Purchase of treasury stock                                                        (27,143)                  (1,907)
  Interest accrued on long-term notes                                                    70                       90
  Distribution of treasury stock
       due to the exercise of stock
       options and employee bonuses                                                  10,005                    2,682
                                                                                  -----------              -----------
NET CASH USED IN FINANCING ACTIVITIES                                               (40,358)                 (31,486)
                                                                                  -----------              -----------

(Decrease) Increase in cash and equivalents                                          (3,560)                   1,802

Cash and equivalents at the beginning of the period                                  15,397                   12,283
                                                                                  -----------              -----------
Cash and equivalents at the end of the period                                       $11,837                  $14,085
                                                                                  ===========              ===========


                             The accompanying notes are an integral part of the financial statements.
                                                             -4-

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

         The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:


                                                                  (in thousands)
                                           Three Months Ended                        Nine Months Ended
                                           ------------------                        -----------------
                                       Jan. 29, 1999      Jan. 23, 1998         Jan. 29, 1999      Jan. 23, 1998
             ---------------------------------------------------------------------------------------------------
             Basic                            41,168             41,608                41,407             41,592
             Effect of dilutive
                 stock options                   382                281                   321                169
                                              ------             ------                ------             ------
             Diluted                          41,550             41,889                41,728             41,761
                                              ======             ======                ======             ======

3.       INDUSTRY SEGMENTS
         In fiscal 1999, the company adopted SFAS No.131, Disclosures about Segments of an Enterprise and Related Information. The company's operations include restaurant operations and the processing and sale of food and related products. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the consolidated financial statements. Information on the company's operating segments is summarized as follows:


                                                                                (in thousands)
                                                          Three Months Ended                        Nine Months Ended
                                                          ------------------                        -----------------
                                                     Jan. 29, 1999     Jan. 23, 1998         Jan. 29, 1999      Jan. 23, 1998
       ------------------------------------------ ----------------- ----------------- --- ----------------- ------------------
       Sales
         Restaurant Operations                            $176,738          $155,301              $533,903           $485,891
         Food Products                                      82,060            72,334               221,158            206,828
                                                          --------          --------              --------           --------
                                                           258,798           227,635               755,061            692,719
         Intersegment sales of food products                (8,268)           (8,014)              (24,866)           (26,378)
                                                          --------          --------              --------           --------
           Total                                          $250,530          $219,621              $730,195           $666,341
                                                          ========          ========              ========           ========

       Operating Income
         Restaurant Operations                             $13,953           $11,990               $50,890            $44,514
         Food Products                                       8,957             6,114                19,454             10,021
                                                          --------          --------              --------           --------
          Total                                            $22,910           $18,104               $70,344            $54,535
                                                          ========          ========              ========           ========



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

5.       FISCAL PERIODS
         The third quarter of fiscal 1999 was comprised of 14 weeks versus 13 weeks in fiscal 1998. The nine-month data represents 40 weeks of activity versus 39 weeks in fiscal 1998.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

SALES
     Consolidated net sales for Bob Evans Farms, Inc. and subsidiaries (the company) increased $30.9 million, or 14.1%, for the third quarter ended January 29, 1999, compared to the corresponding quarter a year ago. The increase was the result of a $21.4 million sales increase in the restaurant segment and a $9.5 million sales increase in the food products segment during the period. For the nine-month period ended January 29, 1999, consolidated net sales increased $63.9 million, or 9.6%, compared to the previous year. This increase was comprised of a restaurant segment sales increase of $48.0 million and a food products segment sales increase of $15.9 million. Restaurant segment sales historically account for approximately 75% of total sales.

     The restaurant segment sales increase of $21.4 million, or 13.8%, in the third quarter, was the result of increased same-store sales, more restaurants in operation and the effect of the extra week of sales in fiscal 1999. Same-store sales increased 5.0% in the third quarter, excluding the effect of the extra week in fiscal 1999. The same-store sales increase, inclusive of an average menu price increase of 2.7%, represented the ninth consecutive quarter of same-store sales growth. Additional sales growth was provided by an increase in the number of operating locations: 412 at January 29, 1999 versus 403 a year earlier. During the third quarter, the company opened five new restaurants and closed one existing restaurant.

The company expects to open thirteen restaurants in the last quarter of fiscal 1999. The chart below summarizes the openings and closings during the last seven quarters:


                                         Beginning      Opened      Closed     Ending
                      ---------------------------------------------------------------
                      Fiscal 1999
                         1st quarter        408           0           1          407
                         2nd quarter        407           2           1          408
                         3rd quarter        408           5           1          412


                      Fiscal 1998
                         1st quarter        394           4           1          397
                         2nd quarter        397           5           1          401
                         3rd quarter        401           3           1          403
                         4th quarter        403           7           2          408


     The food products segment sales increased $9.5 million, or 14.7%, for the third quarter. This increase was due mostly to additional sausage sales volume as comparable pounds of sausage products sold were up 17.1% for the quarter (8.7% excluding the effect of the extra week in fiscal 1999). Including new products, total volume increased 22.7% for the quarter (13.9% excluding the effect of the extra week in fiscal 1999). The factors that contributed to the increase in volume sold were increased promotional activity and reduced wholesale and retail prices for most of the company's sausage products, which made them more affordable to consumers. The benchmark retail price for a one-pound roll of sausage was $2.99 through the third quarter and first nine months of fiscal 1999 compared to an average of $3.09 during the corresponding periods a year ago. The price decrease reduced net sales but was not significant enough to offset the sales increase provided by the additional volume sold.

     Also impacting the sales increase in the food products segment were higher sales at two of the company's wholly-owned subsidiaries, Hickory Specialties and Mrs. Giles Country Kitchens. Combined, sales increased $2.2 million for the two companies in the third quarter. Although Hickory Specialties and Mrs. Giles contributed to the increase in food products segment sales, their contribution to the quarterly operating margin was not significant to the food products segment's results as they also experienced an increase in cost of sales (see discussion below).

COST OF SALES

     Consolidated cost of sales (cost of materials) was 27.7% of sales in the third quarter compared to 30.3% of sales in the third quarter a year ago. Year-to-date, consolidated cost of sales represented 28.5% versus 31.0% of sales last fiscal year.

     In the restaurant segment, food cost (cost of sales) was 25.7% of sales in the third quarter and 25.8% of sales year-to-date, versus 26.4% and 26.2%, respectively, in the corresponding periods last year. The improvement in food cost was reflective of changes in product mix. Management believes that changes made in the menu layout to highlight higher margin offerings contributed to the positive changes in product mix.

     In the food products segment, cost of sales was 32.7% of sales in the third quarter and 35.9% year-to-date compared to 39.7% and 44.0%, respectively, in the corresponding periods last year. These changes were due to significant reductions in hog costs, which averaged $21.03 per hundredweight in the third quarter of this year versus $36.70 per hundredweight in the third quarter last year, a 42.7% decrease. Hog costs have continued a general downward trend after the first quarter of fiscal 1998.

     The decrease in cost of sales for the food products segment was slightly offset by increased cost of sales at Hickory Specialties and Mrs. Giles. Both companies experienced significant increases in raw materials cost in the third quarter. The impact of these increases on the food products segment was de minimis.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

     Consolidated operating wage and fringe benefit expenses increased to 31.5% from 31.0% of sales in the third quarter and to 31.3% from 31.0% of sales year-to-date in comparison to the corresponding periods last year.

     In the restaurant segment, operating wage and fringe benefit expenses represented 39.8% of sales for the quarter and 38.4% of sales year-to-date versus 39.1% and 38.1%, respectively, for the corresponding periods a year ago. The third quarter increase was due mostly to higher management wages and health insurance expense.

     In the food products segment, operating wage and fringe benefit expenses were 11.5% of sales for the quarter and remained relatively consistent with the 11.4% of sales experienced in the third quarter last year. Year-to-date, operating wage and fringe benefit expenses represented 12.1% of sales for fiscal 1999 compared to 11.8% for fiscal 1998.

OTHER OPERATING EXPENSES

     Approximately 90% of other operating expenses occurred in the restaurant segment; the most significant components of which were advertising, utilities, repair and maintenance, restaurant supplies, general liability insurance and taxes (other than income taxes). Consolidated other operating expenses represented 13.4% of sales for fiscal 1999's third quarter versus 13.9% of sales for fiscal 1998's third quarter; the year-to-date comparisons were 13.5% versus 13.8%. Operating expenses, as a percentage of sales, decreased in the restaurant segment primarily due to decreases in general liability insurance as well as flat costs for restaurant supplies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The most significant components of selling, general and administrative expenses were wages and fringe benefits and food products segment promotional and advertising expenses. Consolidated selling, general and administrative expenses represented 14.8% of sales for the quarter and 13.5% of sales year-to-date in comparison to 12.9% and 12.4%, respectively, in the corresponding periods a year ago. The increase was the result of increased promotional activity for the company's sausage products.

NET INCOME

Consolidated net income increased $3.1 million, or 28.1%, for the third quarter of fiscal 1999 compared to the same period a year ago. Both segments benefited from the extra week of operations in fiscal 1999 and contributed positively to the higher net income amount. The food products segment's operating income increased to $9.0 million from $6.1 million as a result of strong volume growth and favorable hog costs. The restaurant segment contributed to the higher profits with a $2.0 million (or 16.4%) increase in operating income. This increase was due mostly to the continued positive momentum in same-store sales.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from both the restaurant and food products segments has been used as the main source of working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs and capital expansion at various times. The total bank lines of credit available is $100.0 million, of which $26.5 million was outstanding at Jan. 29, 1999.

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

            STATE OF READINESS: The company has addressed the impact on both information technology ("IT") and non-IT systems. An assessment of steps the company will take to address year 2000 problems, with all of its systems, is complete. The implementation of these steps and the testing of systems are more than 90% complete. All phases of implementation and testing are expected to be completed by the fall of 1999. The company is actively monitoring the status of year 2000 projects at third parties with which the company has material relationships.

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

            CONTINGENCY PLAN: The company does not yet have a formal contingency plan, but is in the process of creating one. The contingency plan is expected to be completed by December 15, 1999.


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

                           PART II - OTHER INFORMATION


                    ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

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

                                                    Bob Evans Farms, Inc.
                                               ------------------------------
                                                        Registrant


                                                    /S/Daniel E. Evans
                                               ------------------------------
                                                     Daniel E. Evans
                                                  Chairman of the Board
                                                (Chief Executive Officer)


                                                    /s/Donald J. Radkoski
                                               ------------------------------
                                                     Donald J. Radkoski
                                             Group Vice President and Treasurer
                                                  (Chief Financial Officer)

        March 12, 1999
    ---------------------
           Date