Form 10-K405
period 1999-04-30
EVANS BOB FARMS INC
filed 1999-07-29
CIK 33769

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended April 30, 1999

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                       ------------------  ---------------------

                          Commission File Number 0-1667

                              Bob Evans Farms, Inc.
               ---------------------------------------------------
               (Exact name of company as specified in its charter)


                Delaware                                        31-4421866
----------------------------------------                    ------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

 3776 South High Street, Columbus, Ohio                           43207
----------------------------------------                    ------------------
(Address of principal executive offices)                        (Zip Code)

         Company's telephone number, including area code: 614-491-2225
                                                         --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock with $.01 par value
                        --------------------------------
                                (Title of class)

This report contains 79 pages of which this is page 1. The Exhibit Index begins at page 48.

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the company. The aggregate market value has been computed by reference to the last quoted sale price of the company's common stock (the only common equity), as of July 16, 1999.

         Total shares outstanding                                                                     39,644,627

         Number of shares owned beneficially and/or of record by directors                               790,149
              and executive officers*

         Number of shares held by persons other than directors and executive                          38,854,478
              officers

         Last quoted sale price (as of the close of business on July 27, 1999)                            $21.00

         Market value of shares held by persons other than directors and                            $815,944,038
              executive officers

*For purposes of this computation, all executive officers and directors are included, although not all are necessarily "affiliates."

Indicate the number of shares outstanding of each of the company's classes of common stock, as of the latest practicable date:

39,644,627 shares of common stock with $.01 par value were outstanding at July 16, 1999.

                                           DOCUMENTS INCORPORATED BY REFERENCE

         1.       Annual report to stockholders for the fiscal year ended
                  April 30, 1999 (in pertinent part, as indicated).................................... PART II.

         2.       Proxy statement dated Aug. 9, 1999, for the annual meeting of stockholders to be held on Sept. 13, 1999 (in pertinent part, as indicated)........................................................................PART III.

                                     PART I

Item 1. BUSINESS.

Bob Evans Farms, Inc. (the company) is a Delaware corporation incorporated on Nov. 4, 1985. It is the successor by merger to Bob Evans Farms, Inc., an Ohio corporation incorporated in 1957. BEF Holding Co., Inc. is a wholly owned subsidiary of the company. The subsidiaries owned by BEF Holding Co., Inc. include Bob Evans Farms, Inc., an Ohio corporation (BEF Ohio); Owens Country Sausage, Inc. (Owens); Mrs. Giles Country Kitchens, Inc. (Mrs. Giles); Hickory Specialties, Inc. (Hickory Specialties) and BEF Aviation, Inc. (Aviation). On Oct. 16, 1995, BEF RE Holding Co., Inc. (RE Holding) was formed as a wholly owned subsidiary of BEF Ohio and BEF REIT, Inc. was formed as a majority-owned subsidiary of BEF RE Holding Co., Inc. On April 26, 1997, Bob Evans Restaurants, Inc. (Restaurants), which was incorporated on April 23, 1997, became a wholly owned subsidiary of BEF Ohio and RE Holding became a wholly owned subsidiary of Restaurants. On Oct. 24, 1997, Bob Evans Restaurants of Michigan, Inc. (Michigan Restaurants), which was incorporated on Oct. 16, 1997, became a wholly owned subsidiary of BEF Ohio and Restaurants became a wholly owned subsidiary of Michigan Restaurants. On Aug. 3, 1998, Owens Foods, Inc., which was incorporated on Aug. 3, 1998, became a wholly owned subsidiary of Owens. Also on Aug. 3, 1998, Owens Country Foods, Inc., which was incorporated on July 8, 1998, became a wholly owned subsidiary of Owens Foods, Inc. Bob Evans Farms, Inc.; BEF Holding Co., Inc.; RE Holding; BEF REIT, Inc.; BEF Ohio; Restaurants; Michigan Restaurants; Owens; Mrs. Giles; Hickory Specialties; and Aviation are collectively referred to as the company.

On April 23, 1999, the company sold substantially all of the assets of Mrs. Giles and substantially all of the assets associated with the charcoal operations of Hickory Specialties.

The business of the company is divided into two principal industry segments: the restaurant segment and the food products segment.

RESTAURANT SEGMENT OPERATIONS

General

The company operates full-service, family restaurants under the Bob Evans Restaurants, Bob Evans Restaurant & General Stores and Owens Family Restaurants names. The company experienced a same-store sales increase of 5.6 percent in fiscal 1999 as compared to a 4.6 percent increase during fiscal 1998 in its restaurant segment.

All of the company's family restaurants feature a wide variety of homestyle menu offerings designed to appeal to its customers. Breakfast entree items are served all day. The restaurants are typically open from 6 a.m. until 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday for most locations. Approximately 63 percent of total revenues from restaurant operations are generated from 6 a.m. to 4 p.m., with the balance generated from 4 p.m. to closing. Sales on Saturday and Sunday account for approximately 39 percent of a typical week's revenues. The company's restaurants are supplied with food and inventory items (other than sausage products, related meat items and certain salad products) by four independent food distributors twice a week. Sausage products, other related meat items and certain salad products are supplied by the company to each restaurant by the company's driver-salesmen, with the exception of the restaurants located in Florida, Massachusetts, North Carolina and South Carolina and parts of Missouri which are supplied by independent food distributors.

                                      Restaurants in Operation at April 30, 1999
                  ===============================================================================
                                             Traditional      General       Owens        Total
                                                               Stores                 Restaurants
                  -------------------------------------------------------------------------------
                  Delaware                             5                                       5
                  -------------------------------------------------------------------------------
                  Florida                             24            1                         25
                  -------------------------------------------------------------------------------
                  Illinois                            15                                      15
                  -------------------------------------------------------------------------------
                  Indiana                             51                                      51
                  -------------------------------------------------------------------------------
                  Iowa                                 1                                       1
                  -------------------------------------------------------------------------------
                  Kentucky                            14                                      14
                  -------------------------------------------------------------------------------
                  Maryland                            17                                      17
                  -------------------------------------------------------------------------------
                  Massachusetts                        1                                       1
                  -------------------------------------------------------------------------------
                  Michigan                            37                                      37
                  -------------------------------------------------------------------------------
                  Missouri                            11            1                         12
                  -------------------------------------------------------------------------------
                  New Jersey                           1                                       1
                  -------------------------------------------------------------------------------
                  New York                            13                                      13
                  -------------------------------------------------------------------------------
                  North Carolina                       4                                       4
                  -------------------------------------------------------------------------------
                  Ohio                               151            1                        152
                  -------------------------------------------------------------------------------
                  Pennsylvania                        28            1                         29
                  -------------------------------------------------------------------------------
                  South Carolina                                    1                          1
                  -------------------------------------------------------------------------------
                  Tennessee                            3            1                          4
                  -------------------------------------------------------------------------------
                  Texas                                                       11              11
                  -------------------------------------------------------------------------------
                  Virginia                            11                                      11
                  -------------------------------------------------------------------------------
                  West Virginia                       19            1                         20
                  -------------------------------------------------------------------------------
                  TOTAL                              406            7         11             424
                  ===============================================================================

During the company's 1999 fiscal year, 20 restaurants were opened, the majority of which were in the company's existing market area.

From time to time, restaurants are evaluated and closed due to a changing market, lack of profit, low performance or a change in access or building safety. During the 1999 fiscal year, four Bob Evans Restaurants were closed in Alsip, Ill., Hammond, Ind., Manchester, Mo., and Knoxville, Tenn., due to their inability to perform to company expectations.

The company has typically opened restaurants in areas where a strong consumer awareness and acceptance of its sausage products have been established over the years. It has deviated from this practice only in Florida, Massachusetts, North Carolina and South Carolina, where the company does not have sausage distribution.

Seasonality

Certain restaurant locations, which are near major interstate highways, generally experience increased revenues during the summer travel season.

Restaurant Expansion

During fiscal 2000, the company plans to build and open 26 new restaurants, about 85 percent of which will be constructed in current Bob Evans Restaurant markets. Determined by anticipated business needs, approximately 85 percent of the new restaurants will be the company's 129-seat building and the remaining will seat 167 people. Future restaurant growth will depend on the availability of sites, as well as restaurant industry trends. The company believes, however, that it can continue with its planned expansion and is actively seeking quality restaurant sites, not only in its present market areas, but in new market areas as well. As a further commitment to customer satisfaction and same-store sales growth, the company plans to remodel approximately 60 restaurants to various degrees: from major remodels and expansions to minor equipment and decor updates during fiscal 2000. The restaurant remodel/rebuild plan, which requires a significant increase in capital expenditures compared to fiscal 1999, demonstrates the company's commitment to customer service and satisfaction.

Carryout Business

During fiscal 1999, carryout business in the company's restaurants accounted for 4 percent of the total revenues generated in the restaurant segment. The company's restaurants do not have a drive-through or pick-up window for carryout business. To increase carryout business and customer satisfaction, the company is introducing Carry Home Kitchen areas into its restaurants. Through dedicated staffing and facilities, the Carry Home Kitchen is designed to not only better serve customers wanting carryout but also has a residual benefit of increased eat-in dessert sales as a result of the dessert case in the Carry Home Kitchen. Carry Home Kitchens will be installed in all new restaurants built during fiscal 2000, as well as seven existing restaurants.

Retail

The company has offered some retail items for sale on a limited basis in its traditional units and on a much larger scale in its seven Restaurant and General Stores. During fiscal 2000, the company plans to introduce 60 additional Corner Cupboard retail areas, which will bring the total to approximately 80, in traditional restaurants. This retail area offers similar gifts and retail food items as the Restaurant and General Stores in a scaled-down version.

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

Labor and Fringe Benefit Expense

Competition for qualified labor was intense in 1999 and is expected to continue in fiscal 2000, as unemployment remains historically low in most of the company's marketing area. Increases in the federally mandated minimum wage rate in 1998 and 1997 have had a direct impact on operating profit. Labor and fringe benefit expense in the restaurant segment was 38.8 percent of sales in fiscal 1999 as compared to 38.3 percent in fiscal 1998, both of which are high from a historical perspective. Congress is currently considering additional increases to the minimum wage rate which would significantly impact the company's labor costs.

Sources and Availability of Raw Materials

Menu mix in the restaurant segment is varied enough that raw materials have historically been readily available; however, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. The restaurant segment experienced a decrease in food costs during the company's 1999 fiscal year, and the company does not currently anticipate that food costs will fluctuate significantly during its 2000 fiscal year.

Advertising

The company spent approximately $28.5 million in the restaurant segment for advertising during its 1999 fiscal year. Seventy-eight percent of the advertising dollars were spent on television, radio, print and outdoor advertising. The remaining dollars were spent primarily on the in-store promotion of programs such as seasonal menu items, Breakfast Savors and Lunch Savors. These programs were developed to increase sales during the weekday via variety, speed and value pricing. The company has typically not used coupons, except in certain outlying markets where it is attempting to gain new customer trials. During fiscal 1999, the company became a primary sponsor of a Busch Series NASCAR team for additional promotional opportunities.

Research and Development

The company is continuously testing new food items in its search for new and improved menu offerings to appeal to its customer base and to satisfy changing eating trends. Product development has been concentrated on unique homestyle options, as well as quality enhancements to some of the company's best-selling items. The company's Breakfast Savors and Lunch Savors programs, designed to drive weekday sales, continue to be updated with new items to maintain the program's success. Research and development expenses, to date, have not been material.

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

FOOD PRODUCTS SEGMENT OPERATIONS

Principal Products and Procurement Methods

The company's traditional business in its food products segment has been the production and distribution of approximately 35 varieties of fresh, smoked and fully cooked pork sausage and ham products under the brand names of Bob Evans Farms, Owens Country Sausage and recently Country Creek Farm. In recent years, the company continues to devote time and effort on both new product development and sales of its pork sausage and ham products to institutional and foodservice purchasers. In addition to the company's well-known meat offerings, the company increased its presence with other refrigerated items including potatoes, deli salads and gravies during fiscal 1999. Fresh deli salads will continue to be produced under the Mrs. Giles trade name by Reser's Fine Foods, Inc. as a result of the sale of substantially all assets of Mrs. Giles to Reser's Fine Foods, Inc. in April of 1999. The company also has a frozen foods division which creates new points of distribution through grocers' freezers, primarily with dough items and frozen entrees. Several items in the Bob Evans and Owens product lines are microwaveable convenience items for meals and snacks.

During fiscal 1999, the food products segment of the company continued to produce specialty items for its institutional and foodservice customers. These products are made to customer specifications and include fresh sausage links and patties, sausage gravy and biscuit sandwiches. Although this segment of the business does not command the higher margins that branded items do, it gives the company incremental volume in its production plants. During fiscal 1999, foodservice sales accounted for approximately 10 percent of the company's food products sales and is expected to remain in that range in fiscal 2000.

Through Hickory Specialties, the company is also involved in food-related products which complement its existing food products business. Hickory Specialties produces liquid smoke flavorings under the brand name of Zesti Smoke. Hickory Specialties' products are marketed nationwide, and the company is exploring various opportunities abroad. Previously, Hickory Specialties also produced charcoal, however, during the fourth quarter of fiscal 1999, the company sold substantially all of the assets of Hickory Specialties' charcoal operations to Royal Oak Sales, Inc.

                                               % of Food Products Segment Revenues
                                                        FISCAL YEAR ENDED
                                        --------------------------------------------------
                                        APRIL 30, 1999    APRIL 24, 1998    APRIL 25, 1997
                                        --------------    --------------    --------------
Sales of Bob Evans                            57%               56%               57%
  Products

Sales of Owens                                20%               21%               20%
  Country Sausage
  Products

Sales of Mrs. Giles                           10%                9%                9%
  Products*

Sales of Hickory                              13%               14%               14%
  Specialties Products*

*On April 23, 1999, the company sold substantially all of the assets of Mrs. Giles and substantially all of the assets of Hickory Specialties' charcoal operations.

The company's pork sausage and ham products are produced in the company's six processing plants located in Xenia, Bidwell and Springfield, Ohio; Hillsdale, Mich.; Galva, Ill.; and Richardson, Texas. The Springfield, Ohio, and Hillsdale, Mich., plants also manufacture the products for sale to foodservice distributors. Prior to the January 1999 federal mandate, all Bob Evans production plants adopted the Hazard Analysis of Critical Control Points plan to further enhance the company's food safety efforts.

Live hogs are procured from terminals; local auctions and country markets; and corporate and family farms in Ohio, Indiana, Illinois, Iowa, North Carolina, Kansas, Michigan, Nebraska, South Dakota, Pennsylvania, Wisconsin, Minnesota, West Virginia, Missouri, Oklahoma and Texas at daily prevailing market prices. The company does not contract in advance for the purchase of live hogs. Live hogs procured in these markets are purchased by an employee of the company. Live hogs are then transported overnight directly from the various markets and farms in which they were purchased to five of the company's processing plants where they are slaughtered and processed into various pork sausage products. These products, in turn, are shipped daily from the plant facilities for distribution to the company's customers. The company generally has not experienced difficulty in procuring live hogs for its pork sausage products.

Hickory Specialties liquid smoke flavoring products are produced at the company's plants in Crossville, Tenn.; Greenville, Mo.; and Summer Shade, Ky. The company generally has not experienced difficulty in obtaining raw materials for its Hickory Specialties products and does not currently anticipate future difficulty in that regard.

Distribution Methods

The company uses two delivery methods for Bob Evans products:

(1) Primarily, the direct store delivery system (i.e., the company's products are not warehoused, but are delivered to grocery stores as described below) is used for the retail distribution of the sausage and other refrigerated products bearing the Bob Evans brand name. One hundred four driver-salesmen, employed by the company and driving company-owned refrigerated trucks, deliver the company's products directly to more than 8,500 grocery stores.

(2) On a smaller scale, the company uses alternate distribution methods for its sausage products such as a warehouse in the Greater New York City area and upstate New York, and a distributor in Madison and Milwaukee, Wis., on a limited basis. Warehousing is also used for the frozen foods division which was established during fiscal 1996.

The marketing territory for Bob Evans brand products includes Ohio, Michigan, Indiana, Illinois, Maryland, Delaware and the District of Columbia, as well as portions of New Jersey, New York, Iowa, Pennsylvania, Missouri, Tennessee, Georgia, Alabama, Virginia, Kentucky, West Virginia and Wisconsin. During fiscal 2000, the company plans to expand its distribution to the Kansas City metropolitan area.

Products distributed under the Owens Country Sausage brand name are distributed to retail customers in two ways:

(1) Company-owned transport trucks deliver directly to most major supermarket chain warehouse distribution centers in the Owens market areas. Thereafter, the products are shipped to individual retail outlets.

(2) Twenty-six driver-salesmen, driving company-owned refrigerated trucks, deliver products directly to grocery stores.

Owens' marketing territory includes Texas, Arkansas, Oklahoma, New Mexico, Louisiana, Arizona, Colorado, Nevada and portions of Mississippi and Kansas. Owens Country Sausage products are available in more than 5,000 grocery stores.

Distribution to the company's foodservice customers is accomplished through food brokers and distributors.

Hickory Specialties' liquid smoke flavoring products are distributed nationally and internationally to food products manufacturers and pet food manufacturers, through brokers and distributors and through direct shipment to customers.

Inventory Levels

All of the company's products are highly perishable in nature and require proper refrigeration. Shelf life of the products ranges from 18 to 45 days. Due to the highly perishable nature and short shelf life of the company's food products, the company's processing plants normally process only enough product to fill existing orders. Therefore, the company maintains minimal inventory levels because such products are generally manufactured only to meet existing demand and are delivered to retail outlets within a three-day period after processing.

Because the demand for Hickory Specialties' liquid smoke flavoring products is generally constant and does not fluctuate greatly with the seasons, they are manufactured throughout the year which generally enables production and sales to match.

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

Competition and Seasonality

The sausage business is highly competitive. It is also seasonal to the extent that more pounds of fresh sausage are typically sold during the colder months from October through April. The company continues to promote products for summer outdoor grilling in an attempt to create more volume during the summer months. The company competes primarily on the basis of the price and quality of its sausage products. The company is in direct competition with a large number and variety of producers and wholesalers of similar products, including companies active both locally and nationally, companies engaged in a general meat packing business and companies in the same specialized field. Many such competitors have substantially greater financial resources and higher volumes of total sales than the company. The company believes that sales of its products constitute a significant portion of sales of sausage of comparable price and quality in the majority of its market areas.

The company is aware of only one major competitor, Red Arrow Products Co., Inc., in its liquid smoke flavoring business. The company believes that Hickory Specialties' liquid smoke products account for a majority of the liquid smoke flavorings produced and sold in the United States.

Advertising

During the 1999 fiscal year, the company spent approximately $12 million for advertising of its food products under the Bob Evans and Owens brand names. Approximately 67 percent was spent on media with the remaining spent to build brand awareness and to encourage consumers to try the company's food products. During the 1999 fiscal year, the company spent approximately $0.7 million on advertising for products sold by Mrs. Giles and Hickory Specialties.

Dependence on a Single Customer

Bob Evans and Owens products are sold through more than 13,500 retail grocery stores and are available through such stores to approximately 50 percent of the population of the continental United States. The company's liquid smoke flavoring products are sold nationally and internationally. The company is not dependent upon a single customer or group of affiliated customers.

Sales on Credit; Aged Product

The company typically allows seven to 30-day terms on the sales of its food products, and up to 60 days on its liquid smoke products. The company has not experienced any significant bad debt problems, nor has the return of aged product had a significant effect on the company.

Sources and Availability of Raw Materials

The company is dependent upon the availability of live hogs to produce its pork sausage and ham products. However, historically the company has not experienced shortages in the number of hogs available at prevailing market prices. The live hog market is highly cyclical (both in terms of the number of hogs available and the price therefor) and is dependent upon corn production, since corn is the major food supply for hogs.

Expansion of Distribution Area

In fiscal 2000, the company plans to expand distribution of Bob Evans Sausage to the Kansas City metropolitan area.

The company has no current plans for further geographic expansion of its distribution area for Owens Country Sausage or liquid smoke flavoring products in fiscal 2000.

Profit Margins Related to Sausage Production

The company's profit margins for the portion of the company's business relating to sausage production are normally more favorable during periods of lower live hog costs. During the 1999 fiscal year, hog prices averaged $26 per hundredweight. The company expects live hog costs to increase from the record lows of fiscal 1999 but be relatively moderate during fiscal 2000.

GENERAL

Employees

The company had in its employment 30,495 persons in the restaurant segment and 1,868 persons in the food products segment as of April 30, 1999.

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

Sales, Operating Profit and Identifiable Assets

The following table sets forth, for each of the company's last three fiscal years, the amounts of revenue from intersegment sales of its food products and the amounts of revenue from sales to unaffiliated customers, operating profit and identifiable assets attributable to each of the company's industry segments:

                                                    FISCAL YEAR ENDED
                                                  (Dollars in thousands)

                                       April 30,         April 24,         April 25,
                                         1999              1998              1997
                                       --------          --------          --------
Sales:
     Restaurant Operations:            $708,896          $645,330          $594,914
     Intersegment Sales of
       Food Products:                  $ 32,765          $ 33,678          $ 36,769
     Food Products (excluding
       intersegment sales):            $259,607          $241,508          $227,241

Operating Profit:
     Restaurant Operations:            $ 65,905          $ 57,922          $ 50,892
     Food Products:                    $ 26,043          $ 16,538          $  6,908

Identifiable Assets:
     Restaurant Operations:            $470,033          $448,314          $431,332
     Food Products:                    $ 77,412          $105,076          $108,774

Year 2000

In 1998, the company established a formal plan to assess the impact of the year 2000 issue on the software and hardware utilized in its internal operations, including those that affect customers, suppliers and other constituents. The company has plans such that all changes to software and hardware necessitated by the year 2000 issue will be completed in a timely manner, and that all such systems will be year 2000 compliant by Dec. 31, 1999. The company contacted critical suppliers of products and services to determine if the suppliers' operations and the products and services they provide are year 2000 compliant. Management will continue to monitor critical suppliers' progress with their year 2000 projects. The current estimated costs associated with implementing the company's year 2000-readiness plan are not material in any year to the company's consolidated financial position, results of operations or cash flows. However, the company could be adversely impacted if its suppliers and customers do not make necessary changes to their own systems and products successfully and in a timely manner. All modification costs relating to this issue are expensed as incurred.

State of Readiness

The company has addressed the impact on both information technology ("IT") and non-IT systems. An assessment of steps the company will take to address year 2000 problems, with all of its systems, is complete. The implementation of these steps and the testing of systems are more than 95% complete. All phases of implementation and testing are expected to be completed by the fall of 1999. The company is actively monitoring the status of year 2000 projects at third parties with which the company has material relationships.

Costs to Address Year 2000 Issues

Historical and estimated future costs of implementing the company's year 2000 readiness plan are expected to total less than $500,000.

Risks Associated With year 2000 Issues

Management believes that the aforementioned plan is comprehensive and will reduce the risks associated with year 2000 issues to a minimal level for its internal systems. The risks to the company of third parties' (e.g. utility companies, banks and other critical suppliers and customers) failure to be year 2000 compliant is difficult to determine, but could be potentially significant.

Contingency Plan

The company does not yet have a formal contingency plan, but is in the process of creating one. The contingency plan is expected to be completed by Dec. 15, 1999.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The statements contained in this Form 10-K which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the company's actual results for fiscal 2000 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, changes in hog costs, changes in the labor market, the possibility of severe weather conditions where the company operates its restaurants, the assumptions, risks and uncertainties set forth under the caption "Management's Discussion of Risk Factors," in the company's annual report to stockholders for the fiscal year ended April 30, 1999, as well as other assumptions, risks, uncertainties and factors previously disclosed in this Form 10-K, the company's securities filings and press releases.

Item 2. PROPERTIES.

The materially important properties of the company, in addition to those described below, consist of its executive offices located at 3776 South High Street, Columbus, Ohio; a 937-acre farm located in Rio Grande, Ohio; and a 30-acre farm located in Richardson, Texas. The two farm locations support the company's heritage and image through educational and recreational tourist activities.

Restaurant Segment

Of the 424 restaurants operated by the company, 370 are owned in fee and 54 are leased from unaffiliated persons. All lease agreements contain either multiple renewal options or options to purchase.

Food Products Segment

The food products segment has six sausage manufacturing plants -- three in Ohio; and one each in Texas, Michigan and Illinois; one liquid smoke manufacturing plant in each of Tennessee, Kentucky and Missouri. All of these properties are owned in fee by the company. The company owns regional sales offices in Westland, Mich., and in Houston and Tyler, Texas. In addition, various other locations are rented by the company throughout its marketing territory which serve as regional and divisional sales offices.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Executive Officers of the Company

The following table sets forth the executive officers of the company and certain information with respect to each executive officer. Unless otherwise indicated, each person has held his or her principal occupation for more than five years. The executive officers are appointed by and serve at the pleasure of the Board of Directors.

Name, Age and Position with the Company; Period of               Principal Occupations for Past Five Years and
Service as an Officer of the Company                             Other Information
-------------------------------------------------------          ------------------------------------------------------------
Daniel E. Evans, age 62; Chairman of the Board, Chief            Chairman of the Board, Chief Executive Officer and
Executive Officer, Secretary and a Director of the               Secretary since 1971 of the company.
company; 39 years as an officer of the company.

Donald J. Radkoski, age 44, Group Vice President -               Group Vice President - Finance Group since 1994,
Finance Group, Treasurer and Chief Financial Officer             Treasurer and Chief Financial Officer since 1993,
of the company; 11 years as an officer of the                    Senior Vice President in 1993, Vice President of
company.                                                         Finance and Assistant Treasurer from 1989 to 1993,
                                                                 of the company.

Stewart K. Owens, age 44; President, Chief Operating             President and Chief Operating Officer since 1995,
Officer and a Director of the company; nine years as             Executive Vice President and Chief Operating Officer
an officer of the company.                                       from 1994 to 1995, and Group Vice President - Food
                                                                 Products Group from 1990 to 1993, in each case of the
                                                                 company. President and Chief Operating Officer of Owens
                                                                 Country Sausage, Inc., a subsidiary of the company, from
                                                                 1984 to 1996.

Larry C. Corbin, age 57; Executive Vice President -              Executive Vice President - Restaurant Division since 1995,
Restaurant Division and a Director of the company;               Senior Group Vice President - Restaurant Operations Group
25 years as an officer of the company.                           from 1994 to 1995, Group Vice President - Business
                                                                 Development from 1990 to 1993, of the company.

Roger D. Williams, age 48; Executive Vice President -            Executive Vice President - Food Products Division
Food Products Division of the company; 19 years as               since 1997, Executive Vice President - Food
an officer of the company.                                       Products/Marketing/Purchasing/Technical Services from
                                                                 1995 to 1997, Senior Group Vice President - Food
                                                                 Products/Marketing/Purchasing/Technical Services from
                                                                 1994 to 1995, Group Vice President - Marketing &
                                                                 Purchasing/Technical Services from 1990 to 1993, of the
                                                                 company.

Name, Age and Position with the Company; Period of               Principal Occupations for Past Five Years and
Service as an Officer of the Company                             Other Information
-------------------------------------------------------          ------------------------------------------------------------
Howard J. Berrey, age 57; Group Vice President -                 Group Vice President - Real Estate/Construction &
Real Estate/Construction & Engineering Group of the              Engineering Group since 1990, of the company.
company; 21 years as an officer of the company.

James B. Radebaugh, age 51; Former Group Vice                    Resigned from the company on March 12, 1999. Group Vice
President - Administration & Human Resources Group               President - Administration & Human Resources Group from
of the company; nine years as an officer of the                  1994 to 1999, Group Vice President - Corporate Development
company.                                                         from 1990 to 1993, of the company.

Mary L. Cusick, age 43; Vice President - Corporate               Vice President - Corporate Communications since
Communications since 1990; nine years as an officer              1990, of the company.
of the company.


                                    PART II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In accordance with General Instruction G(2), the information in Note H, Quarterly Financial Data, in the company's annual report to stockholders for the fiscal year ended April 30, 1999, is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA.

In accordance with General Instruction G(2), the information for the years 1995 through 1999 contained under the subcaption Consolidated Financial Review in the company's annual report to stockholders for the fiscal year ended April 30, 1999, is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

In accordance with General Instruction G(2), the information contained under the caption Management's Discussion and Analysis of Selected Financial Information in the company's annual report to stockholders for the fiscal year ended
April 30, 1999, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and the auditor's report thereon included in the company's annual report to stockholders for the fiscal year ended April 30, 1999, are incorporated herein by reference.

The Quarterly Financial Data included in Note H of the notes to consolidated financial statements in the company's annual report to stockholders for the fiscal year ended April 30, 1999, is also incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

In accordance with General Instruction G(3), the information contained under the caption "ELECTION OF DIRECTORS" in the company's definitive proxy statement dated Aug. 9, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of the Company." The company is not required to make any disclosure pursuant to Item 405 of Regulation S-K.

Item 11. EXECUTIVE COMPENSATION.

In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the company's proxy statement dated Aug. 9, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the report of the compensation committee of the company's board of directors on executive compensation nor the performance graph included in the company's proxy statement dated Aug. 9, 1999, shall be deemed to be incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

In accordance with General Instruction G(3), the information contained under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the company's definitive proxy statement dated Aug. 9, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In accordance with General Instruction G(3), the information contained under the caption "ELECTION OF DIRECTORS" in the company's definitive proxy statement dated Aug. 9, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.


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

         3        Exhibits:

         Exhibits filed with this annual report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 48. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this annual report on Form 10-K.

                 Executive Compensation Plans and Arrangements

Exhibit No.               Description                                      Location
-----------               -----------                                      --------
10(a)                     Restated Bob Evans Farms, Inc. and               Incorporated herein by reference to
                          Affiliates 401K Retirement Plan                  Exhibit 10(a) to the Company's Annual
                          (effective Jan. 1, 1994, except as               Report on Form 10-K for the fiscal year
                          otherwise provided)                              ended April 28, 1995 (File No. 0-1667)

10(b)                     Amendment No. 1 to the Bob Evans                 Incorporated herein by reference to
                          Farms, Inc. and Affiliates 401K                  Exhibit 10(b) to the Company's Annual
                          Retirement Plan                                  Report on Form 10-K for the fiscal year
                                                                           ended April 26, 1996 (File No. 0-1667)

10(c)                     Bob Evans Farms, Inc. and Affiliates             Incorporated herein by reference to
                          401K Retirement Plan Trust (effective            Exhibit 4(f) to the Company's Pre-
                          May 1, 1990)                                     Effective Amendment No. 1 to Form S-8
                                                                           Registration State- ment, filed April
                                                                           27, 1990 (Registration No. 33-34149)

10(d)                     Bob Evans Farms, Inc. 1987 Incentive             Incorporated herein by reference to
                          Stock Option Plan                                Exhibit 4(a) to the Company's
                                                                           Registration Statement on Form S-8,
                                                                           filed Oct. 19, 1987 (Registration No.
                                                                           33-17978)

10(e)                     Agreement, dated Feb. 24, 1989,                  Incorporated herein by reference to
                          between Daniel E. Evans and Bob Evans            Exhibit 10(g) to the Company's Annual
                          Farms, Inc.; and Schedule A to                   Report on 10-K for its fiscal year
                          Exhibit 10(e) identifying other                  ended April 28, 1989 Attached hereto.
                          substantially identical Agreements
                          between Bob Evans Farms,
                          Inc. and certain of the executive
                          officers of Bob Evans Farms, Inc.

10(f)                     Bob Evans Farms, Inc. 1989 Stock                 Incorporated herein by reference to
                          Option Plan for Nonemployee Directors            Exhibit 4(d) to the Company's
                                                                           Registration Statement on Form S-8,
                                                                           filed Aug. 23, 1989
                                                                           (Registration No. 33-30665)

10(g)                     Bob Evans Farms, Inc. 1991 Incentive             Incorporated herein by reference to
                          Stock Option Plan                                Exhibit 4(d) to the Company's
                                                                           Registration Statement on Form S-8,
                                                                           filed Sept. 13, 1991
                                                                           (Registration No. 33-42778)

Exhibit No.               Description                                      Location
-----------               -----------                                      --------
10(h)                     Bob Evans Farms, Inc. Supplemental               Incorporated herein by reference to
                          Executive Retirement Plan                        Exhibit 10(i) to the Company's Annual
                                                                           Report on Form 10-K for the fiscal
                                                                           year ended April 24, 1992
                                                                           (File No. 0-1667)

10(i)                     Bob Evans Farms, Inc. Nonqualified               Incorporated herein by reference to
                          Stock Option Plan                                Exhibit 10(j) to the Company's Annual
                                                                           Report on Form 10-K for the fiscal
                                                                           year ended April 24, 1992
                                                                           (File No. 0-1667)

10(j)                     Bob Evans Farms, Inc. Long Term                  Incorporated herein by reference to
                          Incentive Plan for Managers                      Exhibit 10(k) to the Company's Annual
                                                                           Report on Form 10-K for the fiscal
                                                                           year ended April 30, 1993
                                                                           (File No. 0-1667)

10(k)                     Bob Evans Farms, Inc. 1994 Long Term             Incorporated herein by reference to
                          Incentive Plan                                   Exhibit 10(n) to the Company's Annual
                                                                           Report on Form 10-K for the fiscal
                                                                           year ended April 29, 1994
                                                                           (File No. 0-1667)

10(l)                     Bob Evans Farms, Inc. Supplemental               Incorporated herein by reference to
                          Executive Retirement Plan                        Exhibit 10(l) to the Company's Annual
                                                                           Report on Form 10-K for the fiscal
                                                                           year ended April 24, 1998
                                                                           (File No. 0-1667)

10(m)                     Bob Evans Farms, Inc. 1998 Directors             Incorporated herein by reference to
                          Compensation Plan                                Exhibit 10(m) to the Company's Annual
                                                                           Report on Form 10-K for the fiscal
                                                                           year ended April 24, 1998
                                                                           (File No. 0-1667)

10(n)                     Bob Evans Farms, Inc. 1998 Stock                 Incorporated herein by reference to
                          Option and Incentive Plan                        Exhibit 4(f) to the Company's
                                                                           Registration Statement on Form S-8
                                                                           filed March 22, 1999 (Registration No.
                                                                           33-74829)

10(o)                     Bob Evans Farms, Inc. Dividend                   Incorporated herein by reference to
                          Reinvestment and Stock Purchase Plan             the Company's Registration Statement
                                                                           on Form S-3 filed March 19, 1999
                                                                           (Registration No. 333-74739)

10(p)                     Bob Evans Farms, Inc. Nonqualified               Attached hereto.
                          Salary Deferral Plan

(b)      Reports on Form 8-K

         A current report on Form 8-K was filed by the company on April 30, 1999, with respect to (i) the sale by the company of substantially all of the assets of Mrs. Giles and (ii) substantially all of the assets associated with Hickory Specialties charcoal operations (File No. 0-1667)

(c)      Exhibits

         See Item 14(a) (3) above.

(d)      Financial Statement Schedules

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Bob Evans Farms, Inc.



July 19, 1999                             By: /s/ Donald J. Radkoski
                                             -----------------------------------
                                             Donald J. Radkoski
                                             Group Vice President-Finance Group
                                             and Treasurer (Chief Financial
                                             Officer & Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature                                            Title                                  Date
---------                                            -----                                  ----
/s/ Daniel E. Evans                                  Chairman of the Board,                 July 19, 1999
------------------------------------                 Chief Executive
Daniel E. Evans                                      Officer and Secretary


/s/ Larry C. Corbin                                  Director                               July 19, 1999
------------------------------------
Larry C. Corbin



/s/ Daniel A. Fronk                                  Director                               July 19, 1999
------------------------------------
Daniel A. Fronk

Signature                                            Title                                  Date
---------                                            -----                                  ----
/s/ Michael J. Gasser                                Director                               July 19, 1999
------------------------------------
Michael J. Gasser



/s/ E.W. (Bill) Ingram III                           Director                               July 19, 1999
------------------------------------
E.W. (Bill) Ingram III



/s/ Cheryl L. Krueger-Horn                           Director                               July 19, 1999
------------------------------------
Cheryl L. Krueger-Horn



/s/ G. Robert Lucas II                               Director                               July 19, 1999
------------------------------------
G. Robert Lucas II



/s/ Stewart K. Owens                                 Director                               July 19, 1999
------------------------------------
Stewart K. Owens



/s/ Robert E.H. Rabold                               Director                               July 19, 1999
------------------------------------
Robert E.H. Rabold



/s/ Donald J. Radkoski                               Group Vice President-                  July 19, 1999
-------------------------------------                Finance Group and Treasurer
Donald J. Radkoski                                   (Chief Financial Officer
                                                     & Chief Accounting Officer)

                           ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a)(1) and (2)

                          LIST OF FINANCIAL STATEMENTS

                        FISCAL YEAR ENDED APRIL 30, 1999

                              BOB EVANS FARMS, INC.

                                 COLUMBUS, OHIO

FORM 10-K -- ITEM 14(a) (1) and (2)

BOB EVANS FARMS, INC.

LIST OF FINANCIAL STATEMENTS



The following consolidated financial statements of Bob Evans Farms, Inc. and its subsidiaries, included in the Annual Report of the registrant to its stockholders for the fiscal year ended April 30, 1999, are incorporated by reference in Item 8:

         Consolidated Financial Review -- April 30, 1999, April 24, 1998, April 25, 1997, April 26, 1996 and April 28, 1995

         Consolidated Balance Sheets -- April 30, 1999 and April 24, 1998

         Consolidated Statements of Income -- Years ended April 30, 1999, April 24, 1998 and April 25, 1997

         Consolidated Statements of Stockholders' Equity -- Years ended April 30, 1999, April 24, 1998 and April 25, 1997

         Consolidated Statements of Cash Flows -- Years ended April 30, 1999, April 24, 1998 and April 25, 1997

         Notes to Consolidated Financial Statements -- April 30, 1999

         Report of Ernst & Young LLP, Independent Auditors

CONSOLIDATED FINANCIAL REVIEW

BOB EVANS FARMS, INC. AND SUBSIDIARIES
Dollars and shares in thousands, except per share amounts

                                             1999           1998           1997           1996*          1995
----------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net sales                                 $ 968,503      $ 886,838      $ 822,155      $ 806,627      $ 766,968
Operating income                             91,948         74,460         57,800         46,553         86,861
Income before income taxes                   91,374         72,521         56,992         46,745         86,869
Income taxes                                 33,808         26,833         20,916         17,529         33,359
Net income                                   57,566         45,688         36,076         29,216         53,510
Earnings per share of common stock:
   Basic                                  $    1.40      $    1.10      $    0.86      $    0.69      $    1.27
   Diluted                                $    1.39      $    1.09      $    0.86      $    0.69      $    1.26

FINANCIAL POSITION
Working capital                           $ (35,378)     $ (40,870)     $ (67,426)     $ (57,532)     $ (33,195)
Property, plant and equipment - net         493,369        485,949        473,021        447,243        416,848
Total assets                                590,452        579,931        564,079        535,813        488,101
Debt:
   Short-term (line of credit)               25,000         39,420         68,880         59,655         25,600
   Long-term                                    833          1,223          1,587          1,927          2,250
Stockholders' equity                        470,095        457,196        422,807        409,155        393,872

SUPPLEMENTAL INFORMATION FOR THE YEAR
Capital expenditures                      $  68,525      $  47,801      $  60,048      $  80,967      $  94,766
Depreciation and amortization             $  35,386      $  32,882      $  29,544      $  28,459      $  26,674
Weighted-average shares outstanding:
   Basic                                     41,210         41,610         41,987         42,311         42,179
   Diluted                                   41,509         41,803         42,020         42,387         42,408
Cash dividends declared per share         $    0.35      $    0.32      $    0.32      $    0.32      $    0.29
Common stock market prices:
   High                                   $   26.13      $   22.19      $   17.00      $   21.13      $   22.19
   Low                                    $   18.25      $   13.13      $   12.13      $   15.25      $   19.50

SUPPLEMENTAL INFORMATION AT YEAR-END
Employees                                    32,363         31,189         29,375         28,728         26,656
Stockholders                                 44,173         43,980         43,570         37,239         29,479
Market price per share at closing         $   18.31      $   20.25      $   13.13      $   16.13      $   20.50
Book value per share                      $   11.67      $   10.97      $   10.17      $    9.68      $    9.31


* Fiscal 1996 amounts reflect a pre-tax loss of $22,000 on the write-down of assets, which reduced the income tax provision by $8,209 and decreased net income by $13,791, or $0.33 per share.

CONSOLIDATED BALANCE SHEETS

BOB EVANS FARMS, INC. AND SUBSIDIARIES

                                                                                                 Dollars in thousands

ASSETS                                                                                   APRIL 30, 1999        April 24, 1998
-----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and equivalents............................................................          $ 25,455              $ 15,397
   Accounts receivable.............................................................            17,036                17,061
   Inventories.....................................................................            14,299                22,709
   Federal and state income taxes..................................................                 0                 1,032
   Deferred income taxes...........................................................             8,150                 7,559
   Prepaid expenses................................................................             1,697                 1,640
                                                                                             --------              --------
         TOTAL CURRENT ASSETS......................................................            66,637                65,398

PROPERTY, PLANT AND EQUIPMENT
   Land............................................................................           155,271               150,505
   Buildings.......................................................................           370,513               358,792
   Machinery and equipment.........................................................           188,181               189,075
   Construction in progress........................................................             2,127                   271
   Other...........................................................................            34,320                26,601
                                                                                             --------              --------
                                                                                              750,412               725,244
   Less accumulated depreciation...................................................           257,043               239,295
                                                                                             --------              --------
         NET PROPERTY, PLANT AND EQUIPMENT.........................................           493,369               485,949

OTHER ASSETS
   Deposits and other..............................................................             3,505                 3,223
   Long-term investments...........................................................             8,331                 6,264
   Deferred income taxes...........................................................             9,767                 8,900
   Cost in excess of net assets acquired...........................................             8,360                 9,399
   Other intangible assets.........................................................               483                   798
                                                                                             --------              --------
         TOTAL OTHER ASSETS........................................................            30,446                28,584
                                                                                             --------              --------
                                                                                             $590,452              $579,931
                                                                                             ========              ========


See Notes to Consolidated Financial Statements

                                                                                                 Dollars in thousands

LIABILITIES AND STOCKHOLDERS' EQUITY                                                     APRIL 30, 1999        April 24, 1998
-----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
   Line of credit..................................................................          $ 25,000              $ 39,420
   Accounts payable................................................................             9,559                 7,909
   Dividends payable...............................................................             3,626                 3,334
   Federal and state income taxes..................................................               896                     0
   Accrued wages and related liabilities...........................................            17,009                14,644
   Other accrued expenses..........................................................            45,925                40,961
                                                                                             --------              --------
         TOTAL CURRENT LIABILITIES.................................................           102,015               106,268

LONG-TERM LIABILITIES
   Deferred compensation...........................................................               184                     0
   Deferred income taxes...........................................................            17,325                15,244
   Notes payable (net of discount of $97 in 1999 and $187 in 1998).................               833                 1,223
                                                                                             --------              --------
         TOTAL LONG-TERM LIABILITIES...............................................            18,342                16,467

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized 100,000,000 shares;
      issued 42,638,118 shares in 1999 and 1998....................................               426                   426
   Preferred stock, $500 par value; authorized 1,200 shares; issued 120 shares
      in 1999 and 1998.............................................................                60                    60
   Capital in excess of par value..................................................           151,364               147,213
   Retained earnings...............................................................           366,924               323,720
   Treasury stock, 2,353,332 shares in 1999 and 964,013 shares
      in 1998, at cost.............................................................          (48,679)              (14,223)
                                                                                             --------              --------
         TOTAL STOCKHOLDERS' EQUITY................................................           470,095               457,196
                                                                                             --------              --------
                                                                                             $590,452              $579,931
                                                                                             ========              ========


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS
OF INCOME

BOB EVANS FARMS, INC. AND SUBSIDIARIES

                                                                          Dollars in thousands, except per share amounts
YEARS ENDED APRIL 30, 1999;
APRIL 24, 1998; AND APRIL 25, 1997                                       1999                  1998                  1997
----------------------------------------------------------------------------------------------------------------------------
NET SALES.....................................................         $ 968,503            $ 886,838             $ 822,155

   Cost of sales..............................................           275,898              271,448               265,470
   Operating wage and fringe benefit expenses.................           306,816              275,559               256,569
   Other operating expenses...................................           132,123              121,870               113,238
   Selling, general and administrative expenses...............           127,531              111,860               100,628
   Depreciation expense.......................................            34,187               31,641                28,450
                                                                       ---------            ---------             ---------

OPERATING INCOME                                                          91,948               74,460                57,800

   Net interest...............................................              (574)              (1,939)                 (808)
                                                                       ---------            ---------             ---------

INCOME BEFORE INCOME TAXES                                                91,374               72,521                56,992

PROVISIONS FOR INCOME TAXES
   Federal....................................................            27,595               21,901                17,165
   State......................................................             6,213                4,932                 3,751
                                                                       ---------            ---------             ---------
                                                                          33,808               26,833                20,916
                                                                       ---------            ---------             ---------

NET INCOME                                                             $  57,566            $  45,688             $  36,076
                                                                       =========            =========             =========


EARNINGS PER SHARE - BASIC                                                 $1.40                $1.10                 $0.86
                                                                           =====                =====                 =====

EARNINGS PER SHARE - DILUTED                                               $1.39                $1.09                 $0.86
                                                                           =====                =====                 =====



See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS
OF STOCKHOLDERS' EQUITY

BOB EVANS FARMS, INC. AND SUBSIDIARIES


Dollars in thousands                                                                Capital
                                                         Common      Preferred     in Excess     Retained    Treasury
                                                          Stock        Stock      of Par Value   Earnings     Stock        Total
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity at 4/26/96                           $426          $60         $145,584     $268,677    $  (5,592)    $409,155
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                         36,076                    36,076
Dividends declared                                                                                (13,399)                  (13,399)
Treasury stock repurchased                                                                                      (9,762)      (9,762)
Treasury stock reissued under employee plans                                             220                       422          642
Stock options granted under employee plans                                                85                                     85
Other                                                                                                  10                        10

------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity at 4/25/97                            426           60          145,889      291,364      (14,932)     422,807
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                         45,688                    45,688
Dividends declared                                                                                (13,332)                  (13,332)
Treasury stock repurchased                                                                                      (3,470)      (3,470)
Treasury stock reissued under employee plans                                             789                     4,179        4,968
Stock options granted under employee plans                                               146                                    146
Tax reductions - employee plans                                                          389                                    389

------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity at 4/24/98                            426           60          147,213      323,720      (14,223)     457,196
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                         57,566                    57,566
Dividends declared                                                                                (14,362)                  (14,362)
Treasury stock repurchased                                                                                     (42,284)     (42,284)
Treasury stock reissued under employee plans                                           3,319                     7,828       11,147
Stock options granted under employee plans                                               165                                    165
Tax reductions - employee plans                                                          667                                    667

------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity at 4/30/99                           $426          $60         $151,364     $366,924    $ (48,679)    $470,095
------------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS
OF CASH FLOWS

BOB EVANS FARMS, INC. AND SUBSIDIARIES

                                                                             Dollars in thousands
YEARS ENDED APRIL 30, 1999;
APRIL 24, 1998; AND APRIL 25, 1997                                    1999           1998           1997
-----------------------------------------------------------------------------------------------------------
Operating Activities:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . .   $  57,566      $  45,688      $  36,076
   Adjustments to reconcile net income to net
          cash provided by operating activities:
        Depreciation and amortization. . . . . . . . . . . . . .      35,386         32,882         29,544
        Deferred compensation. . . . . . . . . . . . . . . . . .         184              0              0
        Deferred income taxes. . . . . . . . . . . . . . . . . .         623          4,211          2,074
        Loss (gain) on sale of assets. . . . . . . . . . . . . .          25            243           (146)
        Compensation expense attributable to stock plans . . . .       1,168            646            159
   Cash provided by (used for) current assets and current
          liabilities:
        Accounts receivable. . . . . . . . . . . . . . . . . . .      (1,391)          (667)        (1,885)
        Inventories. . . . . . . . . . . . . . . . . . . . . . .        (224)           891         (2,724)
        Prepaid expenses . . . . . . . . . . . . . . . . . . . .        (155)           689            934
        Accounts payable . . . . . . . . . . . . . . . . . . . .       1,650            790          1,179
        Federal and state income taxes . . . . . . . . . . . . .       2,683             (8)        (1,160)
        Accrued wages and related liabilities. . . . . . . . . .       2,661          1,206           (807)
        Other accrued expenses . . . . . . . . . . . . . . . . .       5,646          5,373          3,533
                                                                   ---------      ---------      ---------
          Net cash provided by operating activities. . . . . . .     105,822         91,944         66,777

Investing Activities:
   Purchase of property, plant and equipment . . . . . . . . . .     (68,525)       (47,801)       (60,048)
   Purchase of long-term investments . . . . . . . . . . . . . .      (2,412)        (1,550)          (448)
   Proceeds from sale of property, plant
          and equipment. . . . . . . . . . . . . . . . . . . . .      11,336          2,492          5,844
   Cash proceeds from divestitures . . . . . . . . . . . . . . .      24,901              0              0
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (44)           180           (448)
                                                                   ---------      ---------      ---------
          Net cash used in investing activities. . . . . . . . .     (34,744)       (46,679)       (55,100)

Financing Activities:
   Cash dividends paid . . . . . . . . . . . . . . . . . . . . .     (14,070)       (13,325)       (13,454)
   Purchase of treasury stock. . . . . . . . . . . . . . . . . .     (42,284)        (3,470)        (9,762)
   Line of credit. . . . . . . . . . . . . . . . . . . . . . . .     (14,420)       (29,460)         9,225
   Payments on principal of note payable . . . . . . . . . . . .        (390)          (364)          (340)
   Distribution of treasury stock due to the exercise of stock
             options and employee bonuses. . . . . . . . . . . .      10,144          4,468            568
                                                                   ---------      ---------      ---------
          Net cash used in financing activities. . . . . . . . .     (61,020)       (42,151)       (13,763)
                                                                   ---------      ---------      ---------
Increase (Decrease) In Cash And Equivalents. . . . . . . . . . .      10,058          3,114         (2,086)
Cash And Equivalents At The Beginning Of The Year. . . . . . . .      15,397         12,283         14,369
                                                                   ---------      ---------      ---------
Cash And Equivalents At The End Of The Year. . . . . . . . . . .   $  25,455      $  15,397      $  12,283
                                                                   =========      =========      =========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOB EVANS FARMS, INC. AND SUBSIDIARIES . APRIL 30, 1999

Dollars in thousands unless otherwise noted, except per share amounts


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS: Bob Evans Farms, Inc. owns and operates 424 restaurants in 20 states under the names of Bob Evans Restaurants and Owens Family Restaurants. The company also produces fresh and fully cooked pork products, as well as other food products, that are distributed primarily to grocery stores in the East North Central, Mid-Atlantic, Southern and Southwestern United States. Frozen rolls, biscuits and entrees are distributed primarily to grocery stores in Ohio and various surrounding areas. The company's liquid-smoke flavorings are distributed nationally and internationally. In April 1999, the company sold its salad production and charcoal manufacturing businesses (see Note C).

         PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

         FISCAL YEAR: The company's fiscal year ends on the last Friday in April. References herein to 1999, 1998 and 1997 refer to fiscal years ended April 30, 1999; April 24, 1998; and April 25, 1997, respectively. Fiscal 1999 was comprised of 53 weeks as compared to 1998 and 1997, which were both comprised of 52 weeks.

         CASH EQUIVALENTS: The company considers all highly liquid instruments, with a maturity of three months or less when purchased, to be cash equivalents.

         INVENTORIES: The company values inventories at the lower of first-in, first-out cost or market. Inventory includes raw materials and supplies ($9,188 in 1999 and $11,467 in 1998) and finished goods ($5,111 in 1999 and $11,242 in
1998).

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

         LONG-TERM INVESTMENTS: The company records its long-term investments, primarily investments in income tax credit limited partnerships, at amortized cost. The company amortizes the investments to the expected residual value of the partnerships once the income tax credits are fully utilized. The amortization period of the investments matches the respective income tax credit period.

         COST IN EXCESS OF NET ASSETS ACQUIRED: The cost in excess of net assets acquired (goodwill) is being amortized over 25 years using the straight-line method. The company uses the cash flow method to assess the recoverability of goodwill. Accumulated amortization at April 30, 1999, and April 24, 1998, was $4,615 and $4,076, respectively.

         FINANCIAL INSTRUMENTS: The fair values of the company's financial instruments approximate their carrying values at April 30, 1999, and April 24, 1998. The company entered into an interest rate swap agreement with a bank in 1998 as a hedge against the interest rate risk associated with its borrowings. The swap agreement, with a notional amount of $25 million, effectively locked in a portion of the company's variable rate line-of-credit liability at a fixed rate of 6.18% for 10 years. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense in the statements of income. The company does not use derivative financial instruments for speculative purposes.

         PRE-OPENING EXPENSES: Expenditures related to the opening of new restaurants, other than those for capital assets, are charged to expense when incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOB EVANS FARMS, INC. AND SUBSIDIARIES . APRIL 30, 1999

Dollars in thousands unless otherwise noted, except per share amounts


         ADVERTISING COSTS: The company expenses advertising costs as incurred. Advertising expense was $41,150; $38,564; and $36,841 in 1999, 1998 and 1997,
respectively.

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

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                        1999                1998              1997
                  -----------------------------------------------------------------------------------
                  Basic                             41,210,000          41,610,000        41,987,000
                  Dilutive stock options               299,000             193,000            33,000
                                                    ----------          ----------        ----------
                  Diluted                           41,509,000          41,803,000        42,020,000

         Options to purchase 367,000; 776,000; and 1,172,000 shares of common stock in 1999, 1998 and 1997, respectively, were excluded from the diluted earnings per share calculations since they were anti-dilutive.

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

         RECLASSIFICATIONS: Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 classification.

         EFFECT OF NEW ACCOUNTING STANDARDS: In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires that an enterprise report the change in its equity during the period from nonowner sources as other comprehensive income. The company has evaluated the statement and determined that there are no items that qualify as other comprehensive income. As a result, comprehensive income is the same as reported net income.

         In 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The company is currently assessing the impact of this statement on the company's consolidated financial statements. The company plans to adopt SFAS No. 133 in fiscal 2002 if the FASB's current Exposure Draft to delay the effective date of SFAS No. 133 is approved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOB EVANS FARMS, INC. AND SUBSIDIARIES . APRIL 30, 1999

Dollars in thousands unless otherwise noted, except per share amounts


NOTE B -- CREDIT ARRANGEMENTS

         The company has arrangements with certain banks from which it may borrow up to $100,000 on a short-term basis. The arrangements are reviewed annually for renewal. At April 30, 1999, $25,000 was outstanding under these arrangements. During 1999 and 1998, respectively, the maximum amounts outstanding under these arrangements were $44,240 and $72,050, and the average amounts outstanding were $30,229 and $53,685 with weighted-average interest rates of 6.11% and 6.26%. All interest paid on these arrangements is at floating rates (see Financial Instruments in Note A).

         Interest costs of $911; $1,085; and $2,934 incurred in 1999, 1998 and 1997, respectively, were capitalized in connection with the company's construction activities.


NOTE C -- DIVESTITURES

         In April 1999, the company sold its salad production and charcoal manufacturing businesses. The purchase prices of the two transactions totaled $29,152 (comprised of $24,901 in cash and the remainder in short-term receivables) plus the assumption of $1,673 of liabilities. No material gain or loss was realized on the transactions. The company's results of operations for 1999 included net sales and operating income of $46,318 and $355, respectively, from the divested businesses.


NOTE D -- INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax liabilities and assets as of April 30, 1999, and April 24, 1998, were as follows:


                                                                                 APRIL 30, 1999     April 24, 1998
                                                                                 --------------     --------------
         Deferred tax liabilities:
              Accelerated depreciation/asset disposals..........                     $15,640            $15,030
              Other taxes.......................................                       1,685                214
                                                                                     -------            -------
              Total deferred tax liabilities....................                      17,325             15,244

         Deferred tax assets:
              Loss on impaired assets...........................                       7,546              7,478
              Self-insurance....................................                       5,705              5,400
              Vacation pay......................................                       1,080              1,012
              Stock compensation plans..........................                       2,221              1,384
              Accrued bonus.....................................                         762                201
              Inventory and other...............................                         603                984
                                                                                     -------            -------
              Total deferred tax assets.........................                      17,917             16,459
                                                                                     -------            -------
                   Net deferred tax assets......................                     $   592            $ 1,215
                                                                                     =======            =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOB EVANS FARMS, INC. AND SUBSIDIARIES . APRIL 30, 1999

Dollars in thousands unless otherwise noted, except per share amounts


         Significant components of the provisions for income taxes are as follows:

                                                    1999                  1998                 1997
                                                    ----                  ----                 ----
      Current:
           Federal......................           $26,869               $20,880              $15,896
           State........................             6,316                 5,054                2,983
                                                   -------               -------              -------
              Total current.............            33,185                25,934               18,879
      Deferred:
           Federal......................               726                 1,021                1,269
           State........................              (103)                 (122)                 768
                                                   -------               -------              -------
              Total deferred............               623                   899                2,037
                                                   -------               -------              -------
      Total tax provisions                         $33,808               $26,833              $20,916
                                                   =======               =======              =======

         The company's provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

                                                    1999                  1998                 1997
                                                    ----                  ----                 ----
        Tax at statutory rate...........           $31,981               $25,382              $19,947
        State income tax (net)..........             4,039                 3,206                2,438
        Other...........................            (2,212)               (1,755)              (1,469)
                                                   -------               -------              -------

        Provisions for income taxes.....           $33,808               $26,833              $20,916
                                                   =======               =======              =======

         Taxes paid during 1999, 1998 and 1997 were $28,687; $22,630; and
$22,147, respectively.


NOTE E -- STOCK-BASED COMPENSATION PLANS

         The company has employee stock option plans adopted in 1987, 1991, 1994 and 1998; a nonemployee directors' stock option plan adopted in 1989; and a nonqualified stock option plan adopted in 1992, in conjunction with a supplemental executive retirement plan. The 1992 plan provides that the option price shall not be less than 50% of the fair market value of the stock at the date of grant. The 1998 plan provides that the option price for 1) incentive stock options shall be the fair market value of the stock at the grant date and
2) nonqualified stock options shall be determined by the compensation committee of the board of directors. All other plans provide that the option price shall be the fair market value of the stock at the grant date. Options may be granted for a period of up to five years under the 1989 plan and up to 10 years under all other plans.

         The company's supplemental executive retirement plan (SERP) provides retirement benefits to certain key management employees of the company and its subsidiaries. The purpose of the 1992 nonqualified stock option plan discussed earlier is to fund and settle benefit contributions of the company that arise under the SERP. To the extent that benefits under the SERP are satisfied by grants of stock options under the nonqualified stock option plan, it operates as an incentive plan that produces both risk and reward to participants based on future growth in the market value of the company's common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOB EVANS FARMS, INC. AND SUBSIDIARIES . APRIL 30, 1999

Dollars in thousands unless otherwise noted, except per share amounts


         The following table summarizes option-related activity for the last three years:

                                                                 Shares                     Price Range
                   ------------------------------------------------------------------------------------------
                   Outstanding, April 26, 1996                 1,562,986               $ 8.69    to   $21.25
                   ------------------------------------------------------------------------------------------
                   Granted                                       152,913                 8.00    to    16.50
                   Exercised                                     (19,662)               13.69    to    13.97
                   Canceled or expired                          (179,547)                8.00    to    20.50
                   ------------------------------------------------------------------------------------------
                   Outstanding, April 25, 1997                 1,516,690                 8.00    to    21.25
                   ------------------------------------------------------------------------------------------
                   Granted                                       378,364                 6.56    to    16.44
                   Exercised                                    (280,613)                8.69    to    20.50
                   Canceled or expired                           (97,224)               13.13    to    20.50
                   ------------------------------------------------------------------------------------------
                   Outstanding, April 24, 1998                 1,517,217                 6.56    to    21.25
                   ------------------------------------------------------------------------------------------
                   Granted                                       414,889                 9.94    to    21.38
                   Exercised                                    (592,988)                6.56    to    21.38
                   Canceled or expired                          (155,410)                6.56    to    21.38
                   ------------------------------------------------------------------------------------------
                   Outstanding, April 30, 1999                 1,183,708                 6.56    to    21.38
                   ------------------------------------------------------------------------------------------

         In addition to the outstanding options, 5,486,410 stock option shares were available for grant at April 30, 1999. The following table summarizes information regarding stock options outstanding at April 30, 1999:

                                                     Options Outstanding                           Options Exercisable
                                    ----------------------------------------------------     ----------------------------------
                                         Number              Weighted-Avg.     Weighted-Avg.    Number            Weighted-Avg.
                                      Outstanding             Remaining          Exercise     Exercisable            Exercise
Range of Exercise Prices               at 4/30/99          Contractual Life        Price       at 4/30/99              Price
-------------------------------------------------------------------------------------------------------------------------------
$  6.56   to   $10.99                   300,268                 13.15             $ 9.43         197,941               $ 9.40
  11.00   to    14.99                    66,990                  2.99              13.13          29,510                13.13
  15.00   to    15.99                   279,869                  7.25              15.31          79,789                15.31
  16.00   to    19.99                    94,115                  2.19              16.43          58,754                16.28
  20.00   to    21.37                    86,977                  0.74              20.33          86,977                20.33
  21.38   to    21.38                   355,489                  7.72              21.38          16,660                21.38
-------------------------------------------------------------------------------------------------------------------------------
$  6.56   to   $21.38                 1,183,708                  7.77             $15.97         469,631               $13.95
-------------------------------------------------------------------------------------------------------------------------------

         The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options. Accordingly, no compensation expense has been recognized for the stock option plans when the exercise price of the options is equal to or greater than the fair market value of the stock at the grant date. Compensation expense recognized in income for stock options granted at less than fair market value in 1999, 1998 and 1997 was $165, $146 and $85, respectively. The company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had the company elected to recognize compensation expense using the fair-value method prescribed by SFAS No. 123, net income and earnings per share would not have been materially affected for the years reported. The financial effects of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOB EVANS FARMS, INC. AND SUBSIDIARIES . APRIL 30, 1999

Dollars in thousands unless otherwise noted, except per share amounts applying SFAS No. 123 for the years reported may not be representative of the effects on reported net income and earnings per share in future years.

         The company's long-term incentive plan (LTIP) for managers, an unfunded plan, provides for the award of up to an aggregate of 500,000 shares of the company's common stock to mid-level managers as incentive compensation to attain growth in the net income of the company as well as to help attract and retain management personnel. Shares awarded are restricted until certain vesting requirements are met; at which time all restricted shares are converted to unrestricted shares. LTIP participants are entitled to cash dividends and to vote their respective shares. Restrictions generally limit the sale, pledge or transfer of the shares during a restricted period, not to exceed 12 years. In 1999, 55,157 shares were awarded as part of the LTIP. No shares were awarded in 1998 or 1997. Compensation expense attributable to the plan was $1,003 in 1999, $500 in 1998 and $74 in 1997.

NOTE F -- OTHER COMPENSATION PLANS

         The company has a profit sharing plan that covers substantially all employees who have at least one year of service. The annual contribution to the plan is at the discretion of the company's board of directors. The company's expenses related to contributions to the plan in 1999, 1998 and 1997 were $3,850; $3,209; and $2,343, respectively.

         The company's SERP provides executives with an option to accept all or a portion of individual awards in the form of nonqualified deferred compensation. The company's expense related to contributions to the SERP deferred compensation plan was $1,026 in 1999. There was no such expense in 1998 or 1997.

NOTE G -- COMMITMENTS AND CONTINGENCIES

         At April 30, 1999, the company had contractual commitments approximating $25,131 for restaurant construction, plant equipment additions and the purchases of land and inventory.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOB EVANS FARMS, INC. AND SUBSIDIARIES . APRIL 30, 1999

Dollars in thousands unless otherwise noted, except per share amounts


NOTE H -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                First Quarter             Second Quarter           Third Quarter             Fourth Quarter
                              1999         1998         1999         1998        1999         1998         1999         1998
------------------------------------------------------------------------------------------------------------------------------
Net sales                   $240,337     $222,045     $239,328     $224,675    $250,530     $219,621     $238,308     $220,497
Gross profit                 168,347      150,953      172,677      155,443     181,040      153,073      170,541      155,921
Operating income              22,741       17,062       24,693       19,369      22,910       18,104       21,604       19,925
Net income                    14,103       10,361       15,397       11,698      14,280       11,145       13,786       12,484
Earnings per share
   Basic                    $   0.34     $   0.25     $   0.37     $   0.28    $   0.35     $   0.27     $   0.34     $   0.30
   Diluted                      0.34         0.25         0.37         0.28        0.34         0.27         0.34         0.30
Common stock market
prices:
   High                     $  21.69     $  18.00     $  20.75     $  19.63    $  26.13     $  22.19     $  23.38     $  21.88
   Low                         19.31        13.13        18.25        16.44       19.69        17.75        18.31        19.06
Cash dividends declared     $    .08     $    .08     $    .09     $    .08    $    .09     $    .08     $    .09     $    .08

Gross profit represents net sales less cost of sales (materials).

Each fiscal quarter is comprised of a 13-week period, except the third quarter of 1999, which had 14 weeks.

Total quarterly earnings per share may not equal the annual amount because earnings per share is calculated independently for each quarter.

Stock prices are for the NASDAQ National Market (trading symbol - BOBE), which is the principal market for the company's common stock.

The number of record holders of the company's common stock at June 14, 1999, was 44,031.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOB EVANS FARMS, INC. AND SUBSIDIARIES . APRIL 30, 1999

Dollars in thousands unless otherwise noted, except per share amounts


NOTE I -- INDUSTRY SEGMENTS

         In 1999, the company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The company's operations include restaurant operations and the processing and sale of food and related products. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the consolidated financial statements.

         Operating income represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in the company's operations in each segment. General corporate assets consist of cash equivalents, long-term investments and income taxes.

         Information on the company's industry segments is summarized as follows:

                                                  1999             1998             1997
------------------------------------------------------------------------------------------
Sales
     Restaurant operations                   $   708,896      $   645,330      $   594,914
     Food products                               292,372          275,186          264,010
                                             -----------      -----------      -----------
                                               1,001,268          920,516          858,924
     Intersegment sales of food products         (32,765)         (33,678)         (36,769)
                                             -----------      -----------      -----------
      TOTAL                                  $   968,503      $   886,838      $   822,155
                                             ===========      ===========      ===========

Operating Income
     Restaurant operations                   $    65,905      $    57,922      $    50,892
     Food products                                26,043           16,538            6,908
                                             -----------      -----------      -----------
      TOTAL                                  $    91,948      $    74,460      $    57,800
                                             ===========      ===========      ===========

Depreciation and Amortization Expense
     Restaurant operations                   $    26,475      $    22,991      $    20,137
     Food products                                 8,911            9,891            9,407
                                             -----------      -----------      -----------
      TOTAL                                  $    35,386      $    32,882      $    29,544
                                             ===========      ===========      ===========

Capital Expenditures
     Restaurant operations                   $    61,055      $    41,794      $    51,808
     Food products                                 7,470            6,007            8,240
                                             -----------      -----------      -----------
      TOTAL                                  $    68,525      $    47,801      $    60,048
                                             ===========      ===========      ===========

Identifiable Assets
     Restaurant operations                   $   470,033      $   448,314      $   431,332
     Food products                                77,412          105,076          108,774
                                             -----------      -----------      -----------
                                                 547,445          553,390          540,106
     General corporate assets                     43,007           26,541           23,973
                                             -----------      -----------      -----------
      TOTAL                                  $   590,452      $   579,931      $   564,079
                                             ===========      ===========      ===========

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS



To the Stockholders and Board of Directors of Bob Evans Farms, Inc.:

     We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 30, 1999, and April 24, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. and subsidiaries at April 30, 1999, and April 24, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles.




/s/ Ernst & Young LLP
---------------------
Columbus, Ohio
June 4, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
SELECTED FINANCIAL INFORMATION

BOB EVANS FARMS, INC. AND SUBSIDIARIES


SALES

         Consolidated net sales for Bob Evans Farms, Inc. and subsidiaries increased $81.7 million, or 9.2%, in 1999 over 1998. Results for 1999 benefited from an additional week of operations compared to 1998 and 1997. The 1999 increase was comprised of a $63.6 million increase in restaurant segment sales and an $18.1 million increase in food products segment sales. Net sales in 1998 represented a 7.9% increase over 1997 sales.

         Restaurant segment sales accounted for 73.2%, 72.8% and 72.4% of total sales for 1999, 1998 and 1997, respectively. The $63.6 million additional restaurant sales in 1999 represented a 9.9% increase over 1998 sales, which were 8.5% higher than 1997 sales.

         The increase in restaurant sales in 1999 was the result of a 5.6% increase in same-store sales (excluding the effect of the extra week in 1999) as well as more restaurants in operation. Same-store sales increased in all four quarters of 1999, and included an average menu price increase of 2.6% for the year. Menu price increases were 2.9% in 1998 and 1.9% in 1997. The improvement in same-store sales has continued since the fall of 1996. New restaurant openings also provided additional sales growth: stores in operation totaled 424 at the end of 1999 compared to 408 at the end of 1998. The fiscal 1999 openings included further expansion into North Carolina, Missouri and Delaware, as well as additional stores in West Virginia, Maryland, Virginia, Illinois, Ohio, Pennsylvania and Indiana. During 1999, the company closed four under-performing restaurants. The following chart summarizes the openings and closings during the last two years:

                              BEGINNING             OPENED               CLOSED              ENDING
---------------------------------------------------------------------------------------------------
FISCAL YEAR 1999
First Quarter                    408                   0                    1                  407
Second Quarter                   407                   2                    1                  408
Third Quarter                    408                   5                    1                  412
Fourth Quarter                   412                  13                    1                  424

FISCAL YEAR 1998
First Quarter                    394                   4                    1                  397
Second Quarter                   397                   5                    1                  401
Third Quarter                    401                   3                    1                  403
Fourth Quarter                   403                   7                    2                  408

         Management believes that the 1999 sales increase was the result of several factors including: carefully targeted seasonal product promotions; a comprehensive redesign of the menu, which incorporated an improved layout; a modification and emphasis on carryout procedures that led to a 20.5% same-store carryout sales increase; and expanded efforts to ensure that each restaurant is fully staffed at both the manager and hourly levels. Management believes that all of these factors have led to improved customer service, satisfaction and, ultimately, increased sales.

         Various promotional programs were employed throughout 1999 and 1998, including those involving gift certificates, children's programs and seasonal menu offerings. No single menu item or promotional program had a material impact on sales, although management believes that without the menu changes and promotional programs, same-store sale comparisons would have been less favorable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
SELECTED FINANCIAL INFORMATION

BOB EVANS FARMS, INC. AND SUBSIDIARIES


         Food products segment sales accounted for 26.8%, 27.2% and 27.6% of total sales for 1999, 1998 and 1997, respectively. The $18.1 million (7.5%) sales increase in the food products segment in 1999 was comprised of a $15.2 million sales increase in sausage and other products and a $2.9 million increase in sales at two of the company's wholly owned subsidiaries, Mrs. Giles Country Kitchens (Giles) and Hickory Specialties (Hickory). The $14.3 million (6.3%) sales increase in the food products segment in 1998 was comprised of an $11.2 million sales increase in sausage and other products and a $3.1 million increase in sales at Hickory. Giles and Hickory's charcoal operations were sold in 1999. The divestitures did not materially affect the 1999 comparisons since both transactions occurred in the last week of the company's fiscal year. The 1999 sales increase for these subsidiaries did not translate to a material increase in operating income since both companies experienced higher overall operating expenses. The company's results of operations for 1999 included net sales and operating income of $46,318 and $355, respectively, from the divested businesses.

         Increases in sausage sales in 1999 were primarily due to a 10% increase in pounds sold of comparable products (excluding the effect of the extra week in 1999). In 1998, comparable pounds sold increased 3% over 1997. In 1999 and 1998, additional sales were provided by newer products, such as refrigerated home fries, hash browns, sausage gravy, ham steak and frozen rolls, biscuits and entrees. The average benchmark retail price for a one-pound roll of sausage in 1999 remained at $2.99 compared to an average price of $3.07 for 1998 and 1997.

         Increased promotional activity and discounted wholesale and retail prices for most of the company's sausage products are factors that have contributed to the significant increase in the volume sold. The average price decrease reduced net sales but was not significant enough to offset the sales increase provided by the additional volume sold.

COST OF SALES

         Consolidated cost of sales (cost of materials) was 28.5%, 30.6% and 32.3% of sales in 1999, 1998 and 1997, respectively.

         In the restaurant segment, food cost (cost of sales) was 25.7%, 26.2% and 26.6% of sales in 1999, 1998 and 1997, respectively. The improvement in food cost was reflective of changes in product mix, as well as the effect of menu price increases previously discussed in the sales section. Management believes that changes made in the menu layout to highlight higher margin offerings contributed to the positive changes in product mix.

         In the food products segment, cost of sales was 36.1%, 42.5% and 47.2% of sales in 1999, 1998 and 1997, respectively. The decreases were due to significant reductions in hog costs, which averaged $25.59, $40.43 and $51.05 per hundredweight in 1999, 1998 and 1997, respectively. These averages represented a 36.7% decrease in 1999 on top of a 20.8% decrease in 1998. Hog costs trended downward from the first quarter of 1998 through the third quarter of 1999, when they were at record-low levels. Hog costs began rising near the end of 1999's third quarter.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

         Consolidated operating wage and fringe benefit expenses were 31.7%, 31.1% and 31.2% of sales in 1999, 1998 and 1997, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
SELECTED FINANCIAL INFORMATION

BOB EVANS FARMS, INC. AND SUBSIDIARIES


         In the restaurant segment, operating wage and fringe benefit expenses represented 38.8% of sales for 1999; 38.3% for 1998; and 38.5%, for 1997. The increase in 1999 was primarily due to higher management wages and health insurance costs. The increased management wages reflect a continuing effort by the company to provide competitive wages. The improvement from 1997 to 1998 was the result of lower health insurance costs as well as the closing in August 1996 of the Cantina del Rio restaurants, which had much higher wage costs than the company's other restaurants. Without these positive impacts, 1998 comparisons to 1997 would have been less favorable due to higher hourly labor costs.

         In the food products segment, operating wage and fringe benefit expenses were 12.2% of sales for 1999; 11.8% for 1998; and 12.0% for 1997. The increase in 1999 is primarily due to the significant increase in volume produced in the current year, which required additional labor resources. The improvement in 1998 was attributable mostly to lower health insurance costs as well as operating efficiencies attained by transferring the production of some products to different facilities.

OTHER OPERATING EXPENSES

         Approximately 90% of other operating expenses occurred in the restaurant segment; the most significant components of which were advertising, utilities, repair and maintenance, restaurant supplies, general liability insurance and taxes (other than income taxes). Consolidated other operating expenses represented 13.6%, 13.7% and 13.8% of sales in 1999, 1998 and 1997, respectively. Most components of other operating expenses, as a percentage of sales, were comparable or slightly less in 1999 compared to 1998. The exception to the comparison was repair and maintenance expense, which increased at a higher rate than the sales increase. In 1998, the decrease was provided by a small decrease in utilities expense which was offset by increases in restaurant supplies and general liability expenses. Comparisons for both 1999 and 1998 were positively impacted by the fixed nature of many of the expenses: as sales increased, these costs remained steady or increased at a slower rate than the sales growth.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The most significant components of selling, general and administrative expenses were wages and fringe benefits and food products segment promotional and advertising expenses. Consolidated selling, general and administrative expenses represented 13.2%, 12.6% and 12.2% of sales in 1999, 1998 and 1997, respectively. The increases in both 1999 and 1998 reflected the increased promotional activity for the company's sausage products. As hog prices trended downward in the last half of 1998, the company opted to significantly increase in-store promotions and advertising allowances to stimulate sales rather than to decrease base prices. This policy led to significant increases in selling, general and administrative expenses in both 1999 and 1998, although sausage profit margins increased considerably due to the lower hog costs. In 1999, additional increases resulted from higher bonus expense.

TAXES

         The effective federal and state income tax rates were 37.0%, 37.0% and 36.7% in 1999, 1998 and 1997, respectively. The lower rate in 1997 was attributable mostly to decreases in state income taxes and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
SELECTED FINANCIAL INFORMATION

BOB EVANS FARMS, INC. AND SUBSIDIARIES


an increase in investment tax credit activity. In fiscal 2000, the effective tax rate is expected to approximate 37.0%.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Cash and cash equivalents totaled $25.5 million at April 30, 1999, and $15.4 million at April 24, 1998. Dividends paid represented 24.4% of net income in 1999 and 29.2% of net income in 1998.

         Bank lines of credit were used for liquidity needs and capital expansion during 1999 and 1998. At April 30, 1999, $25.0 million was outstanding under such arrangements. The bank lines of credit available were $100.0 million during 1999. The company believes that the funds needed for capital expenditures and working capital during fiscal 2000 will be generated internally and from available bank lines of credit.

         At April 30, 1999, the company had contractual commitments for restaurant construction, plant equipment additions and the purchases of land and inventory of approximately $25.1 million. Capital expenditures for fiscal 2000 are expected to approximate $89.0 million and depreciation and amortization expenses are expected to approximate $38.0 million. The company plans to open approximately 26 restaurants in fiscal 2000, rebuild 12 others and upgrade various property, plant and equipment in both segments.

YEAR 2000

         In 1998, the company established a formal plan to assess the impact of the year 2000 issue on the software and hardware utilized in its internal operations, including those that affect customers, suppliers and other constituents. The company has plans such that all changes to software and hardware necessitated by the year 2000 issue will be completed in a timely manner, and that all such systems will be year 2000 compliant by Dec. 31, 1999. The company has contacted critical suppliers of products and services to determine if the suppliers' operations and the products and services they provide are year 2000 compliant. Management will continue to monitor critical suppliers' progress with their year 2000 projects. The current estimated costs associated with implementing the company's year 2000-readiness plan are not material in any year to the company's consolidated financial position, results of operations or cash flows. However, the company could be adversely impacted if its suppliers and customers do not make necessary changes to their own systems and products successfully and in a timely manner. All modification costs relating to this issue are expensed as incurred.

         State of readiness: The company has addressed the impact on both information technology ("IT") and non-IT systems. An assessment of steps the company will take to address year 2000 problems, with all of its systems, is complete. The implementation of these steps and the testing of systems are more than 95% complete. All phases of implementation and testing are expected to be completed by the fall of 1999. The company is actively monitoring the status of year 2000 projects at third parties with which the company has material relationships.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
SELECTED FINANCIAL INFORMATION

BOB EVANS FARMS, INC. AND SUBSIDIARIES


         Costs to address year 2000 issues: Historical and estimated future costs of implementing the company's year 2000-readiness plan are expected to total less than $500,000.

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

         Contingency Plan: The company does not yet have a formal contingency plan, but is in the process of creating one. The contingency plan is expected to be completed by Dec. 15, 1999.

MANAGEMENT'S DISCUSSION OF RISK FACTORS

BOB EVANS FARMS, INC. AND SUBSIDIARIES


         Management believes that the current reported financial information is indicative of future operating results and is not aware of any material events or uncertainties that would indicate otherwise. However, some level of business risk and uncertainty is present in any industry; the following documents some of the risks specific to both operating segments.

         Restaurant segment business risks include: competition, same-store sales, labor and fringe benefit expenses, restaurant closings, governmental initiatives and general (economy, weather, consumer acceptance, etc.).

         The restaurant industry is an intensely competitive environment that will continue to challenge and influence the company's restaurant segment. Competition from restaurants in the quick service, casual dining and family-style categories is greater than ever. Increased numbers of restaurants have provided more options for consumers and have tended to suppress the industry's same-store sales. The industry has seen several restaurant chains struggle to maintain market share and that have had to close substantial numbers of locations. Same-store sales for Bob Evans Restaurants have been strong for two years: the increase was 5.6% in 1999 on top of 4.6% in 1998. The impact of same-store sales on overall sales and corresponding profit margins is significant. All restaurants continue to be evaluated by management in order to identify under-performing units. In fiscal 1999, the company closed four restaurants. Depending on profitability, as well as changes in site and access, the company may close other restaurants in fiscal 2000.

         Competition for qualified labor was a challenge in fiscal 1999, and is expected to continue in fiscal 2000. Increases in federally mandated minimum wage rates increased restaurant labor costs significantly in 1998 and 1997 and may have an impact on fiscal 2000 and the future as Congress considers additional increases to the minimum wage rate.

         Availability of sites and weather conditions generate uncertainty when evaluating future expansion. However, the plans for fiscal 2000 are to add approximately 26 new restaurants in comparison to 20 in 1999 and 19 in 1998.

         Food products segment business risks include: hog costs, governmental initiatives and general (economy, weather, consumer acceptance, etc.). The prices paid in the live hog market have always been an uncertainty for the food products segment, as highlighted in fiscal 1999 with the extremely low prices. Another uncertainty is the consumer acceptance of new items. Some of the planned product introductions in fiscal 2000 include bacon, turkey breasts, mashed potatoes and new varieties of gravy.

         The restaurant and food products segments share various risks and uncertainties. Food safety is an issue that has taken precedence: risk of food contamination is an issue focused on by the company at its restaurants as well as in the manufacturing of its food products. The company has continued emphasis upon quality control programs that limit the company's exposure including compliance with all aspects of the Hazard Analysis of Critical Control Points program. Increased government initiatives at the local, state and federal level tend to increase costs and present challenges to management in both segments of the business.

         Although the company is planning to have all its systems year 2000 compliant on a timely basis and to have a formal contingency plan in place, the company could be adversely impacted if any of its systems or those of any of its significant suppliers or customers are not year 2000 compliant in a timely manner. Other uncertainties, such as changes in general economic conditions, weather and consumers' changing lifestyles and eating habits also impose various degrees of risk to the company's businesses.

MANAGEMENT'S DISCUSSION OF RISK FACTORS

BOB EVANS FARMS, INC. AND SUBSIDIARIES


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     THE STATEMENTS CONTAINED IN THIS REPORT WHICH ARE NOT HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" THAT INVOLVE VARIOUS IMPORTANT ASSUMPTIONS, RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FISCAL 2000 AND BEYOND TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. THESE IMPORTANT FACTORS INCLUDE, WITHOUT LIMITATION, THE ASSUMPTIONS, RISKS AND UNCERTAINTIES SET FORTH ABOVE IN THE "MANAGEMENT'S DISCUSSION OF RISK FACTORS," AS WELL AS OTHER ASSUMPTIONS, RISKS, UNCERTAINTIES AND FACTORS PREVIOUSLY DISCLOSED IN THIS REPORT, THE COMPANY'S SECURITIES FILINGS AND PRESS RELEASES.

                             BOB EVANS FARMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED APRIL 30, 1999

                               INDEX TO EXHIBITS


Exhibit
Number                    Description                                       Location
------                    -----------                                       --------
3(a)                      Certificate of Incorporation of the               Incorporated herein by reference to
                          Company (filed with the Delaware                  Exhibit 3 (a) to the Company's Annual
                          secretary of state on Nov. 4, 1985)               Report on Form 10-K for its fiscal
                                                                            year ended April 24, 1987
                                                                            (File No. 0-1667)

3(b)                      Certificate of Amendment of                       Incorporated herein by reference to
                          Certificate of Incorporation of the               Exhibit 3(b) to the Company's Annual
                          Company dated Aug. 26, 1987 (filed                Report on Form 10-K for its fiscal
                          with the Delaware secretary of state              year ended April 28, 1989
                          on Sept. 4, 1987)                                 (File No. 0-1667)

3(c)                      Certificate of Adoption of Amendment              Incorporated herein by reference to
                          to Certificate of Incorporation of                Exhibit 3(c) to the Company's Annual
                          the Company dated Aug. 9, 1993 (filed             Report on Form 10-K for its fiscal
                          with the Delaware secretary of state              year ended April 29, 1994
                          on Aug. 10, 1993)                                 (File No. 0-1667)

3(d)                      Restated Certificate of Incorporation             Incorporated herein by reference to
                          of Company reflecting amendments                  Exhibit 3(d) to the Company's Annual
                          through Aug. 10, 1993. Note: filed                Report on Form 10-K for its fiscal
                          for purposes of SEC reporting                     year ended April 29, 1994
                          compliance only -- this document has              (File No. 0-1667)
                          not been filed with the Delaware
                          secretary of state

3(e)                      By-Laws of the Company                            Incorporated herein by reference to
                                                                            Exhibit 3(c) to the Company's Annual
                                                                            Report on Form 10-K for its fiscal
                                                                            year ended April 24, 1987
                                                                            (File No. 0-1667)

3(f)                      Amended and Restated By-Laws of the               Incorporated herein by reference to
                          Company. Note: filed for purposes of              Exhibit 3(f) to the company's Annual
                          SEC reporting compliance only                     Report on Form 10-K for its fiscal
                                                                            year ended April 24, 1998
                                                                            (File No. 0-1667)

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------
10(a)                     Restated Bob Evans Farms, Inc. and                Incorporated herein by reference to
                          Affiliates 401K Retirement Plan                   Exhibit 10(a) to the Company's Annual
                          (effective Jan. 1, 1994, except as                Report on Form 10-K for the fiscal year
                          otherwise provided)                               ended April 28, 1995
                                                                            (File No. 0-1667)

10(b)                     Amendment No. 1 to the Bob Evans                  Incorporated herein by reference to
                          Farms, Inc. and Affiliates 401K                   Exhibit 10(b) to the Company's Annual
                          Retirement Plan                                   Report on Form 10-K for the fiscal year
                                                                            ended April 26, 1996
                                                                            (File No. 0-1667)

10(c)                     Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          401K Retirement Plan Trust (effective             Exhibit 4(f) to the Company's Pre-
                          May 1, 1990)                                      Effective Amendment No. 1 to Form S-8
                                                                            Registration Statement, filed April 27,
                                                                            1990 (Registration No. 33-34149)

10(d)                     Bob Evans Farms, Inc. 1987 Incentive              Incorporated herein by reference to
                          Stock Option Plan                                 Exhibit 4(a) to the Company's
                                                                            Registration Statement on Form S-8,
                                                                            filed Oct. 19, 1987 (Registration No.
                                                                            33-17978)

10(e)                     Agreement, dated Feb. 24, 1989,                   Incorporated herein by reference to
                          between Daniel E. Evans and Bob Evans             Exhibit 10(g) to the Company's Annual
                          Farms, Inc.; and, Schedule A to                   Report on 10-K for its fiscal year
                          Exhibit 10(e) identifying other                   ended April 28, 1989
                          substantially identical Agreements                (File No. 0-1667); Attached hereto.
                          between Bob Evans Farms, Inc. and
                          certain of the executive officers of
                          Bob Evans Farms, Inc.

10(f)                     Bob Evans Farms, Inc. 1989 Stock                  Incorporated herein by reference to
                          Option Plan for Nonemployee Directors             Exhibit 4(d) to the Company's Regis-
                                                                            tration Statement on Form S-8, filed
                                                                            Aug. 23, 1989
                                                                            (Registration No. 33-30665)

10(g)                     Bob Evans Farms, Inc. 1991 Incentive              Incorporated herein by reference to
                          Stock Option Plan                                 Exhibit 4(d) to the Company's Regis-
                                                                            tration Statement on Form S-8, filed
                                                                            Sept. 13, 1991
                                                                            (Registration No. 33-42778)

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------
10(h)                     Bob Evans Farms, Inc. Supplemental                Incorporated herein by reference to
                          Executive Retirement Plan                         Exhibit 10(i) to the Company's Annual
                                                                            Report on Form 10-K for its fiscal
                                                                            year ended April 24, 1992
                                                                            (File No. 0-1667)

10(i)                     Bob Evans Farms, Inc. Nonqualified                Incorporated herein by reference to
                          Stock Option Plan                                 Exhibit 10(j) to the Company's Annual
                                                                            Report on Form 10-K for its fiscal
                                                                            year ended April 24, 1992
                                                                            (File No. 0-1667)

10(j)                     Bob Evans Farms, Inc. Long Term                   Incorporated herein by reference to
                          Incentive Plan for Managers                       Exhibit 10(k) to the Company's Annual
                                                                            Report on Form 10-K for its fiscal
                                                                            year ended April 30, 1993
                                                                            (File No. 0-1667)

10(k)                     Bob Evans Farms, Inc. 1994 Long Term              Incorporated herein by reference to
                          Incentive Plan                                    Exhibit 10(n) to the Company's Annual
                                                                            Report on Form 10-K for the fiscal
                                                                            year ended April 29, 1994
                                                                            (File No. 0-1667)

10(l)                     Bob Evans Farms, Inc. 1998                        Incorporated herein by reference to
                          Supplemental Executive Retirement Plan            Exhibit 10(l) to the Company's Annual
                                                                            Report on Form 10-K for the fiscal
                                                                            year ended April 24, 1998
                                                                            (File No. 0-1667)

10(m)                     Bob Evans Farms, Inc. 1998 Directors              Incorporated herein by reference to
                          Compensation Plan                                 Exhibit 10(m) to the Company's Annual
                                                                            Report on Form 10-K for the fiscal
                                                                            year ended April 24, 1998
                                                                            (File No. 0-1667)

10(n)                     Bob Evans Farms, Inc. 1998 Stock                  Incorporated herein by reference to
                          Option and Incentive Plan                         Exhibit 4(f) to the Company's
                                                                            Registration Statement on Form S-8
                                                                            filed March 22, 1999 (Registration
                                                                            No. 33-74829)

10(o)                     Bob Evans Farms, Inc. Dividend                    Incorporated herein by reference to
                          Reinvestment and Stock Purchase Plan              the Company's Registration Statement
                                                                            on Form S-3 filed March 19, 1999
                                                                            (Registration No. 333-74739)

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------
10(p)                     Bob Evans Farms, Inc. Nonqualified                Attached hereto.
                          Salary Deferral Plan

13                        Company's Annual Report to                        Incorporated herein.
                          Stockholders for the fiscal year
                          ended April 30, 1999 (Not deemed
                          filed except for portions thereof
                          which are specifically incorporated
                          by reference into this Annual Report
                          on Form 10-K)

21                        Subsidiaries of the Company                       Attached hereto.

23                        Consent of Ernst & Young, LLP                     Attached hereto.

27                        Financial Data Schedule                           Attached hereto.

                                   SCHEDULE A
                                       TO
                                 EXHIBIT 10(e)

                  Agreements between Bob Evans Farms, Inc. and certain of the executive officers of Bob Evans Farms, Inc. substantially identical to Agreement, dated February 24, 1989, between Daniel E. Evans and Bob Evans Farms, Inc.

         On the dates indicated below, Bob Evans Farms, Inc. (the "Registrant") entered into Agreements with the executive officers of the Registrant identified below, which Agreements are substantially identical to the Agreement, dated February 24, 1989, between the Registrant and Daniel E. Evans, Chairman of the Board, Chief Executive Officer and Secretary of the Registrant, a copy of which was included as Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 28, 1989 and has been incorporated into Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 25, 1997 (the "1997 Form 10-K") by reference. Each of the Agreements had an initial term of approximately one year (which was, and will continue to be, automatically extended for one-year periods unless either party gives notice of his, her or its decision not to renew).

         In accordance with Rule 12b-31 promulgated under the Securities Exchange Act of 1934 and Item 601(b)(10)(iii) of Regulation S-K, the following table identifies those executive officers of the Registrant with whom the Registrant has entered into Agreements similar to that included as Exhibit 10(e) to the 1998 Form 10-K:

                                           Date of Original                           Current Offices Held
Name                                          Agreement                               with the Registrant
----                                          ---------                               -------------------
Donald J. Radkoski                       February 24, 1989                      Group Vice President -
                                                                                Finance Group, Treasurer and Chief
                                                                                Financial Officer
Stewart K. Owens                         February 24, 1989                      President and Chief Operating Officer


Larry C. Corbin                          February 24, 1989                      Executive Vice President -
                                                                                Restaurant Division

Roger D. Williams                        February 24, 1989                      Executive Vice President - Food
                                                                                Products Division

Howard J. Berrey                         February 24, 1989                      Group Vice President - Real Estate/
                                                                                Construction & Engineering Group

James B. Radebaugh                       June 12, 1990                          Group Vice President -
                                                                                Administration & Human Resources
                                                                                Group

Mary L. Cusick                           September 5, 1990                      Vice President - Corporate
                                                                                Communications