Form 10-Q
period 1999-07-30
EVANS BOB FARMS INC
filed 1999-09-10
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                             July 30, 1999
                              ------------------------------------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------------------------------

Commission file number                     0-1667
                          ------------------------------------------------------

                                         Bob Evans Farms, Inc.
                          ------------------------------------------------------
                          (Exact name of registrant as specified in its charter)

                   Delaware                              31-4421866
---------------------------------------------    -------------------------------
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

Yes    X       No
   --------       ---------

          As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares, of which 39,475,175 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  (Dollars in thousands)
                                                                July 30, 1999     April 30, 1999
                                                                -------------     --------------
                                                                   Unaudited          Audited
                                                                   ---------          -------
ASSETS
------

Current assets
         Cash and equivalents                                   $        17,521    $        25,455
         Accounts receivable                                             13,782             17,036
         Inventories                                                     14,525             14,299
         Deferred income taxes                                            8,150              8,150
         Prepaid expenses                                                 2,811              1,697
                                                                ---------------    ---------------
                  TOTAL CURRENT ASSETS                                   56,789             66,637

Property, plant and equipment                                           767,118            750,412
         Less accumulated depreciation                                  263,894            257,043
                                                                ---------------    ---------------
                  NET PROPERTY, PLANT AND EQUIPMENT                     503,224            493,369

Other assets
         Deposits and other                                               2,870              3,505
         Long-term investments                                            9,872              8,331
         Deferred income taxes                                            9,767              9,767
         Cost in excess of net assets acquired                            8,232              8,360
         Other intangible assets                                            439                483
                                                                ---------------    ---------------
                  TOTAL OTHER ASSETS                                     31,180             30,446
                                                                ---------------    ---------------
                                                                $       591,193    $       590,452
                                                                ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
         Line of credit                                         $        36,100    $        25,000
         Accounts payable                                                 9,794              9,559
         Dividends payable                                                3,553              3,626
         Federal and state income taxes                                   5,817                896
         Accrued wages and related liabilities                           11,211             17,009
         Other accrued expenses                                          41,128             44,919
                                                                ---------------    ---------------
                  TOTAL CURRENT LIABILITIES                             107,603            101,009

Long-term liabilities
         Deferred compensation                                            1,951              1,190
         Deferred income taxes                                           17,325             17,325
         Notes payable (net of discount of $80 at
           July 30, 1999, and $97 at April 30, 1999)                        850                833
                                                                ---------------    ---------------
                  TOTAL LONG-TERM LIABILITIES                            20,126             19,348

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000
          shares; issued 42,638,118 shares at July 30, 1999,
          and April 30, 1999                                                426                426

         Preferred stock, authorized 1,200 shares; issued 120
               shares at July 30, 1999, and April 30, 1999                   60                 60
         Capital in excess of par value                                 149,674            151,364
         Retained earnings                                              378,491            366,924
         Treasury stock, 3,162,943 shares at July 30, 1999,
            and 2,353,332 shares at April 30, 1999, at cost             (65,187)           (48,679)
                                                                ---------------    ---------------
                  TOTAL STOCKHOLDERS' EQUITY                            463,464            470,095
                                                                ---------------    ---------------
                                                                $       591,193    $       590,452
                                                                ===============    ===============

    The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                                    ---------

                                            (Dollars in thousands, except per share amounts)

                                                            Three Months Ended
                                                            ------------------

                                                   July 30, 1999       July 24, 1998
                                                   -------------       -------------


NET SALES                                          $       243,757   $       240,337

    Cost of sales                                           69,046            71,990
    Operating wage and fringe benefit expenses              80,324            75,156
    Other operating expenses                                35,026            32,802
    Selling, general and administrative expenses            26,882            29,334
    Depreciation expense                                     8,499             8,314
                                                   ---------------   ---------------
OPERATING INCOME                                            23,980            22,741

    Net interest income (expense)                               20              (356)
                                                   ---------------   ---------------

INCOME BEFORE INCOME TAXES                                  24,000            22,385

PROVISIONS FOR INCOME TAXES
    Federal                                                  7,248             6,760
    State                                                    1,632             1,522
                                                   ---------------   ---------------
                                                             8,880             8,282
                                                   ---------------   ---------------

NET INCOME                                         $        15,120   $        14,103
                                                   ===============   ===============


EARNINGS PER SHARE - BASIC                         $           .38   $           .34
                                                   ===============   ===============

EARNINGS PER SHARE - DILUTED                       $           .38   $           .34
                                                   ===============   ===============

CASH DIVIDENDS PER SHARE                           $           .09   $           .08
                                                   ===============   ===============

     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                    ---------

                                                                               (Dollars in thousands)

                                                                                 Three Months Ended
                                                                                 ------------------

                                                                          July 30, 1999        July 24, 1998
                                                                          -------------        -------------

OPERATING ACTIVITIES:
  Net income                                                              $        15,120    $        14,103

  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                8,774              8,614
       Loss (gain) on sale of property and equipment                                  (93)                 6
       Deferred compensation                                                          722                  0
       Compensation expense attributable to stock plans                               229                297
  Cash  provided by (used for) current assets and current liabilities:
       Accounts receivable                                                          3,254               (107)
       Inventories                                                                   (226)             1,628
       Prepaid expenses                                                            (1,114)            (1,177)
       Accounts payable                                                               235               (197)
       Federal and state income taxes                                               4,921              7,762
       Accrued wages and related liabilities                                       (5,798)            (4,018)
       Other accrued expenses                                                      (4,065)              (659)
                                                                          ---------------    ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          21,959             26,252

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                       (18,889)            (9,664)
  Purchase of long-term investments                                                (1,644)            (1,309)
  Proceeds from sale of property, plant and equipment                                 628                 51
  Other                                                                               635                 58
                                                                          ---------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                             (19,270)           (10,864)

FINANCING ACTIVITIES:
  Cash dividends paid                                                              (3,627)            (3,337)
  Line of credit                                                                   11,100              3,130
  Purchase of treasury stock                                                      (18,635)            (3,154)
  Interest accrued on long-term notes                                                  17                 23
  Distribution of treasury stock
       due to the exercise of stock
       options and employee bonuses                                                   522              1,424
                                                                          ---------------    ---------------
NET CASH USED IN FINANCING ACTIVITIES                                             (10,623)            (1,914)
                                                                          ---------------    ---------------

Increase (decrease) in cash and equivalents                                        (7,934)            13,474

Cash and equivalents at the beginning of the period                                25,455             15,397
                                                                          ---------------    ---------------

Cash and equivalents at the end of the period                             $        17,521    $        28,871
                                                                          ===============    ===============


    The accompanying notes are an integral part of the financial statements.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED
                                    ---------


1.       Unaudited Financial Statements
         ------------------------------

         The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. No significant changes have occurred in the disclosures made in Form 10-K for the fiscal year ended April 30, 1999 (refer to Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

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

         The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                    (in thousands)
                                                  Three Months Ended
                                                  ------------------
                                             July 30, 1999      July 24, 1998
                   ---------------------- ----------------- ------------------
                   Basic                            39,926             41,665
                   Effect of dilutive
                       stock options                   221                265
                                                    ------             ------
                   Diluted                          40,147             41,930
                                                    ======             ======

3.       Industry Segments
         -----------------
         The company's operations include restaurant operations and the processing and sale of food and related products. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the consolidated financial statements. Information on the company's operating segments is summarized as follows:

                                                                            (in thousands)
                                                                          Three Months Ended
\                                                                ------------------------------------
                                                                    July 30, 1999     July 24, 1998
                 -------------------------------------------     ----------------- ------------------
                 Sales
                   Restaurant Operations                             $193,783           $177,843
                   Food Products                                       57,202             70,698
                                                                      -------            -------
                                                                      250,985            248,541
                   Intersegment sales of food products                (7,228)            (8,204)
                                                                      -------            -------
                     Total                                           $243,757           $240,337
                                                                     ========           ========

                 Operating Income
                   Restaurant Operations                              $19,919            $17,939
                   Food Products                                        4,061              4,802
                                                                      -------            -------
                     Total                                            $23,980            $22,741
                                                                      =======            =======

4.       Reclassifications
         -----------------
         Certain prior period amounts have been reclassified to conform to the current classification.

5.       New Accounting Standards
         ------------------------
         In 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The company is currently assessing the impact of this statement on the company's consolidated financial statements and plans to adopt SFAS No. 133 in fiscal 2002.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


         During the fourth quarter of fiscal 1999, the company sold its salad production and charcoal manufacturing businesses. As a result, certain comparisons of the first quarter of fiscal 2000 to the same period in fiscal 1999 have been adjusted to exclude the effect of the businesses sold. The company's results of operations for the first quarter of fiscal 1999 included net sales and operating income of $15.6 million and $0.5 million, respectively, from the divested businesses.

SALES
         Consolidated net sales increased $3.4 million, or 1.4%, for the first quarter ended July 30, 1999, compared to the corresponding quarter a year ago. Excluding the divested businesses, consolidated net sales increased $19.0 million, or 8.5%, for the first quarter of fiscal 2000 compared to a year ago. Restaurant segment sales accounted for approximately 79% of total sales in the first quarter of fiscal 2000.
         The restaurant segment's sales increased $15.9 million (9.0%) in the first quarter due to an increase in same-store sales of 4.9 % as well as an additional 17 restaurants in operation (424 restaurants in operation at the end of the first quarter this year versus 407 last year). The same-store sales increase, inclusive of an average menu price increase of 2.0%, reflects the continued trend of same-store sales gains since the third quarter of fiscal 1997.
         The chart below summarizes the restaurant openings and closings during the last five quarters:

                                         Beginning      Opened      Closed     Ending
                      ----------------- ------------- ----------- ----------- ----------
                      Fiscal 2000
                         1st quarter        424           1           1          424

                      Fiscal 1999
                         1st quarter        408           0           1          407
                         2nd quarter        407           2           1          408
                         3rd quarter        408           5           1          412
                         4th quarter        412           13          1          424

         The company expects to open approximately 26 stores in fiscal 2000.

         The food products segment sales, excluding the divested businesses, increased $3.1 million (6.6%) over the same period a year ago. A 10% increase in comparable pounds of sausage products sold contributed to the increase in net sales.

COST OF SALES
         Consolidated cost of sales (cost of materials) was 28.3% of sales in the first quarter of fiscal 2000 compared to 30.0% of sales in the first quarter of fiscal 1999. Restaurant segment cost of sales (food cost) was more favorable at 25.7% of sales for the first quarter compared to 26.0% of sales for the same period a year ago. Food products segment cost of sales decreased to 38.7% versus 41.2% of sales in the first quarter this year versus the corresponding period last year. Excluding Mrs. Giles and Hickory, food products cost of sales increased to 39.5% of sales in this year's first quarter from 39.1% of sales in the corresponding period a year ago. This increase was mainly due to hog costs averaging $32.60 per hundredweight for the first three months of fiscal 2000 versus $31.77 per hundredweight in the same period last year, a 2.6% increase.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES
         Consolidated operating wage and fringe benefit expenses increased to 33.0% of sales for the first quarter of fiscal 2000 compared to 31.3% for the corresponding period in fiscal 1999. In the restaurant segment, operating wage and fringe benefit expenses represented 38.1% of sales for the first three months of fiscal 2000 compared to 37.9% for the same period a year ago. In the food products segment (excluding Mrs. Giles and Hickory), operating wage and fringe benefit expenses were 12.8% of sales versus 12.1% for the corresponding quarter a year ago. Higher health insurance expense and higher hourly wage expense contributed to the increase in both segments' ratios.

OTHER OPERATING EXPENSES
         Approximately 93% of other operating expenses occurred in the restaurant segment in the first quarter this year; the most significant components of which were advertising, utilities, restaurant supplies, repair and maintenance, general liability insurance and taxes (other than income taxes). Consolidated other operating expenses for the first three months of fiscal 2000, as a percentage of sales, were 14.4% compared to 13.6% in the same period a year ago. Excluding Mrs. Giles and Hickory, consolidated other operating expenses for the first three months of fiscal 2000, as a percentage of sales, were 14.5% compared to 14.2% for the corresponding period a year ago. The increase was due mostly to higher advertising expense offset partially by lower general liability insurance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
         As a percentage of sales, consolidated selling, general and administrative expenses were 11.0% and 12.2% in the first quarters of fiscal 2000 and fiscal 1999, respectively. Excluding Mrs. Giles and Hickory, consolidated selling, general and administrative expenses were 10.7% and 11.0% of sales in the first quarters of fiscal 2000 and fiscal 1999, respectively. The most significant components of selling, general and administrative expenses were wages, fringe benefits and food products segment promotional expenses. The decrease as a percentage of sales is primarily due to the fact that administrative costs remained somewhat steady while sales increased.

LIQUIDITY AND CAPITAL RESOURCES
         Cash generated from both the restaurant and food products segments has been used as the main source of working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs and capital expansion at various times. The total bank lines of credit available is $100.0 million, of which $36.1 million was outstanding at July 30, 1999.
         The company believes that the funds needed for capital expenditures and working capital during the remainder of fiscal 2000 will be generated both internally and from available bank lines of credit. Longer-term financing alternatives will continue to be evaluated by the company as conditions warrant.

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

                           PART II - OTHER INFORMATION

                            ITEM 5. OTHER INFORMATION

         As discussed in the company's Proxy Statement for the 1999 Annual Meeting of Stockholders, any qualified stockholder of the company who intends to submit a proposal at the 2000 Annual Meeting of Stockholders (the "2000 Annual Meeting") must submit such proposal to the company not later than April 11, 2000 to be considered for inclusion in the company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a stockholder intends to present a proposal at the 2000 Annual Meeting of Stockholders, but has not sought the inclusion of such proposal in the company's Proxy Materials, such proposal must be received by the company prior to June 27, 2000 or the company's management proxies for the 2000 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the company's Proxy Materials.

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

                                             Bob Evans Farms, Inc.
                                      ------------------------------------------
                                                  Registrant


                                            /s/ Daniel E. Evans
                                      ------------------------------------------
                                                Daniel E. Evans
                                             Chairman of the Board
                                           (Chief Executive Officer)


                                           /s/ Donald J. Radkoski
                                      ------------------------------------------
                                              Donald J. Radkoski
                                      Group Vice President and Treasurer
                                           (Chief Financial Officer)

            September 10, 1999
            ------------------
                   Date