Form 10-Q
period 1999-10-29
EVANS BOB FARMS INC
filed 1999-12-10
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       October 29, 1999
                              ---------------------------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              ---------------------------------------------

Commission file number                       0-1667
                              ---------------------------------------------

                              Bob Evans Farms, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                 31-4421866
  -------------------------------                --------------------
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

          As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares, of which 38,477,758 were outstanding.

                                   BOB EVANS FARMS, INC.
                               PART I - FINANCIAL INFORMATION
                                ITEM 1. FINANCIAL STATEMENTS
                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                (Dollars in thousands)
                                                             Oct. 29, 1999  April 30, 1999
                                                             -------------  --------------
                                                               Unaudited        Audited
                                                               ---------        -------
ASSETS
------

Current assets
         Cash and equivalents                                   $  9,653      $ 25,455
         Accounts receivable                                      14,366        17,036
         Inventories                                              16,226        14,299
         Deferred income taxes                                     8,150         8,150
         Prepaid expenses                                          2,744         1,697
                                                                --------      --------
                  TOTAL CURRENT ASSETS                            51,139        66,637

Property, plant and equipment                                    785,140       750,412
         Less accumulated depreciation                           270,133       257,043
                                                                --------      --------
                  NET PROPERTY, PLANT AND EQUIPMENT              515,007       493,369

Other assets
         Deposits and other                                        2,496         3,505
         Long-term investments                                    10,069         8,331
         Deferred income taxes                                     9,767         9,767
         Cost in excess of net assets acquired                     8,105         8,360
         Other intangible assets                                     396           483
                                                                --------      --------
                  TOTAL OTHER ASSETS                              30,833        30,446
                                                                --------      --------
                                                                $596,979      $590,452
                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
         Line of credit                                         $ 50,105      $ 25,000
         Accounts payable                                         11,253         9,559
         Dividends payable                                         3,463         3,626
         Federal and state income taxes                            3,686           896
         Accrued wages and related liabilities                    13,495        17,009
         Other accrued expenses                                   40,079        44,919
                                                                --------      --------
                  TOTAL CURRENT LIABILITIES                      122,081       101,009

Long-term liabilities
         Deferred compensation                                     2,322         1,190
         Deferred income taxes                                    17,325        17,325
         Notes payable (net of discount of $64 at
          Oct. 29, 1999, and $97 at April 30, 1999)                  866           833
                                                                --------      --------
                  TOTAL LONG-TERM LIABILITIES                     20,513        19,348

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000
          shares; issued 42,638,118 shares at Oct. 29, 1999,
          and April 30, 1999                                         426           426

         Preferred stock, authorized 1,200 shares; issued 120
          shares at Oct. 29, 1999, and April 30, 1999                 60            60
         Capital in excess of par value                          149,565       151,364
         Retained earnings                                       389,406       366,924
         Treasury stock, 4,160,360  shares at Oct. 29, 1999,
          and 2,353,332 shares at April 30, 1999, at cost        (85,072)      (48,679)
                                                                --------      --------
                  TOTAL STOCKHOLDERS' EQUITY                     454,385       470,095
                                                                --------      --------
                                                                $596,979      $590,452
                                                                ========      ========

    The accompanying notes are an integral part of the financial statements.

                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   UNAUDITED
                                                   ---------

                                                      (Dollars in thousands, except per share amounts)

                                                     Three Months Ended              Six Months Ended
                                                     ------------------              ----------------
                                                Oct. 29, 1999   Oct. 23, 1998   Oct. 29, 1999   Oct. 23, 1998
                                                -------------   -------------   -------------   -------------
NET SALES                                          $245,599        $239,328        $489,356        $479,665

    Cost of sales                                    68,787          66,651         137,833         138,641
    Operating wage and fringe benefit expenses       80,868          74,725         161,192         149,881
    Other operating expenses                         35,358          32,418          70,384          65,220
    Selling, general and administrative expenses     29,082          32,381          55,964          61,715
    Depreciation expense                              8,639           8,460          17,138          16,774
                                                   --------        --------        --------        --------
OPERATING INCOME                                     22,865          24,693          46,845          47,434

    Net interest expense                                (40)           (252)            (20)           (608)
                                                   --------        --------        --------        --------

INCOME BEFORE INCOME TAXES                           22,825          24,441          46,825          46,826

PROVISIONS FOR INCOME TAXES
    Federal                                           6,893           7,382          14,141          14,142
    State                                             1,552           1,662           3,184           3,184
                                                   --------        --------        --------        --------
                                                      8,445           9,044          17,325          17,326
                                                   --------        --------        --------        --------

NET INCOME                                         $ 14,380        $ 15,397        $ 29,500        $ 29,500
                                                   ========        ========        ========        ========


EARNINGS PER SHARE - BASIC                         $   0.37        $   0.37        $   0.75        $   0.71
                                                   ========        ========        ========        ========

EARNINGS PER SHARE - DILUTED                       $   0.37        $   0.37        $   0.74        $   0.71
                                                   ========        ========        ========        ========

CASH DIVIDENDS PER SHARE                           $   0.09        $   0.09        $   0.18        $   0.17
                                                   ========        ========        ========        ========


     The accompanying notes are an integral part of the financial statements

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        UNAUDITED
                                        ---------

                                                                (Dollars in thousands)

                                                                   Six Months Ended
                                                                   ----------------
                                                             Oct 29, 1999   Oct 23, 1998
                                                             ------------   ------------
OPERATING ACTIVITIES:
  Net income                                                    $ 29,500      $ 29,500

  Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization                              17,687        17,373
       Loss (Gain) on sale of property and equipment                 (96)           36
       Deferred compensation                                       1,061             0
       Compensation expense attributable to stock plans              484           803
  Cash provided by (used for) current assets
          and current liabilities:
       Accounts receivable                                         2,670         1,043
       Inventories                                                (1,927)         (998)
       Prepaid expenses                                           (1,047)         (660)
       Accounts payable                                            1,694           694
       Federal and state income taxes                              2,790         4,204
       Accrued wages and related liabilities                      (3,514)       (2,964)
       Other accrued expenses                                     (5,293)        2,431
                                                                --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         44,009        51,462

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                      (43,409)      (22,683)
  Purchase of long-term investments                               (1,945)       (1,954)
  Proceeds from sale of property, plant and equipment              4,695            90
  Other                                                            1,009           (43)
                                                                --------      --------
NET CASH USED IN INVESTING ACTIVITIES                            (39,650)      (24,590)

FINANCING ACTIVITIES:
  Cash dividends paid                                             (7,181)       (6,671)
  Line of credit                                                  25,105       (12,405)
  Purchase of treasury stock                                     (39,106)      (18,259)
  Interest accrued on long-term notes                                 33            46
  Distribution of treasury stock
       due to the exercise of stock
       options and employee bonuses                                  988         3,167
                                                                --------      --------
NET CASH USED IN FINANCING ACTIVITIES                            (20,161)      (34,122)
                                                                --------      --------

Decrease in cash and equivalents                                 (15,802)       (7,250)

Cash and equivalents at the beginning of the period               25,455        15,397
                                                                --------      --------

Cash and equivalents at the end of the period                   $  9,653      $  8,147
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

         The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                        (in thousands)
                                      Three Months Ended              Six Months Ended
                                      ------------------              ----------------
                                  Oct. 29, 1999  Oct. 23, 1998  Oct. 29, 1999  Oct. 23, 1998
             -------------------  -------------  -------------  -------------  -------------
             Basic                       39,009         41,407         39,468         41,536
             Effect of dilutive
                 stock options              204            268            211            292
                                         ------         ------         ------         ------
             Diluted                     39,213         41,675         39,679         41,828
                                         ======         ======         ======         ======

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


                                                                    (in thousands)
                                                   Three Months Ended            Six Months Ended
                                                   ------------------            ----------------
                                              Oct. 29, 1999  Oct. 23, 1998  Oct. 29, 1999  Oct. 23, 1998
       -------------------------------------  -------------  -------------  -------------  --------------
       Sales
         Restaurant Operations                   $192,576       $179,322       $386,359       $357,165
         Food Products                             60,148         68,400        117,350        139,098
                                                 --------       --------       --------       --------
                                                  252,724        247,722        503,709        496,263
         Intersegment sales of food products       (7,125)        (8,394)       (14,353)       (16,598)
                                                 --------       --------       --------       --------
           Total                                 $245,599       $239,328       $489,356       $479,665
                                                 ========       ========       ========       ========

       Operating Income
         Restaurant Operations                   $ 18,514       $ 18,998       $ 38,433       $ 36,937
         Food Products                              4,351          5,695          8,412         10,497
                                                 --------       --------       --------       --------
           Total                                 $ 22,865       $ 24,693       $ 46,845       $ 47,434
                                                 ========       ========       ========       ========


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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         During the fourth quarter of fiscal 1999, the company sold its salad production and charcoal manufacturing businesses. Therefore, certain comparisons of the second quarter of fiscal 2000 to the same period in fiscal 1999 have been adjusted to exclude the effect of the businesses sold. The company's results of operations for the second quarter of fiscal 1999 included net sales and operating losses of $9.3 million and $0.3 million, respectively, from the divested businesses. For the six-month period ended October 29, 1999, the company's results of operations included net sales and operating income of $24.9 million and $0.1 million, respectively, from the divested businesses.

SALES
         Consolidated net sales for Bob Evans Farms, Inc. and subsidiaries increased $6.3 million, or 2.6%, for the second quarter ended October 29, 1999, compared to the corresponding quarter a year ago. Restaurant segment sales accounted for approximately 78% of total sales in the second quarter of fiscal 2000. For the six-month period ended October 29, 1999, consolidated net sales increased $9.7 million, or 2.0%, compared to the previous year. Excluding the divested businesses, consolidated net sales increased $15.5 million, or 6.8%, for the second quarter of fiscal 2000 and $34.6 million, or 7.6%, through six months compared to a year ago.

         The restaurant segment's sales increased $13.3 million (7.4%) in the second quarter due to an increase in same-store sales of 3.1% as well as an additional 21 restaurants in operation (429 restaurants in operation at the end of the second quarter this year versus 408 a year earlier). The same-store sales increase, inclusive of an average menu price increase of 1.8%, reflects the continued trend of same-store sales gains since the third quarter of fiscal 1997. However, the same-store sales trend weakened late in the second quarter of this year.

         The chart below summarizes the restaurant openings and closings during the last six quarters:

                               Beginning      Opened      Closed     Ending
            ----------------- ------------- ----------- ----------- ----------
            Fiscal 2000
               1st quarter        424           1           1          424
               2nd quarter        424           7           2          429

            Fiscal 1999
               1st quarter        408           0           1          407
               2nd quarter        407           2           1          408
               3rd quarter        408           5           1          412
               4th quarter        412           13          1          424

         The company expects to open approximately 18 additional locations in the last half of fiscal 2000. For the six-month period ended October 29, 1999, the restaurant segment's sales increased $29.2 or 8.2%.

         The food products segment sales, excluding the divested businesses, increased $2.3 million, or 4.5%, for the second quarter and $5.4 million, or 5.5%, through six months compared to the corresponding periods a year ago. A 9% increase in comparable pounds of sausage products sold contributed to the increase in net sales.

COST OF SALES

         Consolidated cost of sales (cost of materials) was 28.0% of sales in the second quarter of fiscal 2000 compared to 27.8% of sales in the second quarter of fiscal 1999. Year-to-date, consolidated cost of sales represented 28.2% of sales versus 28.9% last fiscal year.

         In the restaurant segment, food cost (cost of sales) was more favorable at 25.5% of sales in the second quarter and 25.6% of sales year-to-date, versus 25.7% and 25.8%, respectively, in the corresponding periods last year.

         In the food products segment, excluding Mrs. Giles and Hickory, food products cost of sales increased to 37.8% of sales for the quarter and 38.7% year-to-date compared to 34.1% and 36.5%, respectively, for the corresponding periods a year ago. This increase was mainly due to hog costs averaging $29.28 per hundredweight for the second quarter of fiscal 2000 versus $24.45 per hundredweight in the same period last year, a 19.8% increase.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

         Consolidated operating wage and fringe benefit expenses increased to 32.9% from 31.2% of sales for both the second quarter and year-to-date, in comparison to the corresponding periods last year. In the restaurant segment, operating wage and fringe benefit expenses represented 38.6% of sales for the quarter and 38.4% of sales year-to-date versus 37.5% and 37.7%, respectively, for the corresponding periods a year ago. In the food products segment (excluding Mrs. Giles and Hickory), operating wage and fringe benefit expenses represented 12.2% of sales for the quarter and 12.5% of sales year-to-date versus 11.4% and 11.8%, respectively, of sales for the corresponding periods a year ago. Higher hourly wages and higher health insurance expense contributed to the increase in both segments' ratios.

OTHER OPERATING EXPENSES

         Over 90% of other operating expenses occurred in the restaurant segment; the most significant components of which were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than income taxes) and credit card processing fees. Consolidated other operating expenses represented 14.4% of sales for the quarter and year-to-date for fiscal 2000 versus 13.5% for the quarter and 13.6% year-to-date, a year ago. Excluding Mrs. Giles and Hickory, consolidated other operating expenses represented 14.4% of sales for the quarter and 14.5% of sales year-to-date versus 13.7% and 14.0%, respectively, of sales for the corresponding periods a year ago. The increase was due mostly to higher advertising expense, restaurant supplies and credit card processing fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Consolidated selling, general and administrative expenses represented 11.8% of sales for the quarter and 11.4% of sales year-to-date in comparison to 13.5% and 12.9%, respectively, in the corresponding periods a year ago. Excluding Mrs. Giles and Hickory, consolidated selling, general and administrative expenses represented 11.6% of sales for the quarter and 11.1% of sales year-to-date versus 12.5% and 11.8%, respectively, of sales for the corresponding periods a year ago. The most significant components of selling, general and administrative expenses were wages and fringe benefits and food products segment promotional and advertising expenses. The decrease as a percentage of sales is primarily because administrative costs remained somewhat steady while sales increased.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from both the restaurant and food products segments has been used as the main source of working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs and capital expansion at various times. The total bank lines of credit available is $85.0 million, of which $50.1 million was outstanding at October 29, 1999.

         The company believes that the funds needed for capital expenditures and working capital during the remainder of fiscal 2000 will be generated both internally and from available bank lines of credit. Longer-term financing alternatives will continue to be evaluated by the company as conditions warrant.

YEAR 2000

         In 1998, the company established a formal plan to assess the impact of the year 2000 issue on the software and hardware utilized in its internal operations, including those that affect customers, suppliers and other constituents. The company has plans such that all changes to software and hardware necessitated by the year 2000 issue will be completed in a timely manner, and that all such systems will be year 2000 compliant by Dec. 31, 1999. The company has also contacted critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant. The current estimated costs associated with the necessary changes are not material in any year to the company's consolidated financial position, results of operations or cash flows. However, the company could be adversely impacted if its suppliers and customers do not make necessary changes to their own systems and products successfully and in a timely manner. All modification costs relating to this issue are expensed as incurred.

            State of readiness: The company has addressed the impact on both information technology ("IT") and non-IT systems. The project plan was to identify, correct and test all year 2000 business issues by September 30, 1999. All `testable' system components, i.e. third-party software and hardware and internal developed applications, have been tested for year 2000 compliance. For system components that are not `testable', we have sought year 2000 compliance certification from the appropriate business partners. All phases of this effort are now complete. The company is actively monitoring the status of year 2000 projects at third parties with which the company has material relationships.

            Costs to address year 2000 issues: Historical and estimated future costs of remediation are expected to total less than $500,000.

            Risks associated with year 2000 issues: Management believes that the aforementioned plan was comprehensive and will reduce the risks associated with year 2000 issues to a minimal level for its internal systems. The risks to the company of third parties' (e.g. utility companies, banks and other critical suppliers and customers) failure to be year 2000 compliant is difficult to determine, but could be potentially significant.

            Contingency Plan: The company does have a formal contingency plan in regards to year 2000 issues that covers all segments of business. The contingency plan was developed in conjunction with the company's crisis management plan and the crisis management plan is tested on a monthly basis.



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

                           PART II - OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                      (a) The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on September 13, 1999. At the Annual Meeting, 39,644,627 common shares were outstanding and entitled to vote and 33,291,195 or 84.0% of the outstanding common shares entitled to vote were represented in person or by proxy.


                      (b)        Directors elected at the Annual Meeting:

                                 Daniel A. Fronk
                                 Cheryl L. Krueger-Horn
                                 G. Robert Lucas

                                 Directors whose term of office continued after the Annual Meeting:

                                 Stewart K. Owens        Daniel E. Evans
                                 Larry C. Corbin         Michael J. Gasser
                                 Robert E.H. Rabold      E.W. (Bill) Ingram III


                      (c)        Matters voted upon at the Annual Meeting:

                                                                                FOR         WITHHELD
                                                                                ---         --------
                                 1) Election of Daniel A. Fronk             31,635,830     1,655,365
                                 2) Election of Cheryl L. Krueger-Horn      31,545,280     1,745,915
                                 3) Election of G. Robert Lucas             31,647,707     1,643,488


                                                                             FOR         AGAINST     ABSTAIN
                                                                             ---         -------     -------
                                 4) Stockholder proposal to declassify
                                    the company's board of directors      12,555,953  16,221,591     603,989


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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                      (a)        Exhibits
                                 27. Financial Data Schedule

                      (b)        Reports on Form 8-K
                                 The company filed a report on Form 8-K on August 12, 1999. The report addressed the decision of the chief executive officer to step down at the end of the current fiscal year.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Bob Evans Farms, Inc.
                                        ----------------------------------------
                                                    Registrant


                                               /s/ Daniel E. Evans
                                        ----------------------------------------
                                                  Daniel E. Evans
                                               Chairman of the Board
                                             (Chief Executive Officer)

                                             /s/ Donald J. Radkoski
                                        ----------------------------------------
                                                Donald J. Radkoski
                                        Group Vice President and Treasurer
                                             (Chief Financial Officer)

     December 10, 1999
  -----------------------
           Date