Form 10-Q
period 2000-01-28
EVANS BOB FARMS INC
filed 2000-03-10
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       JANUARY 28, 2000
                              ---------------------------------------------

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________________________

Commission file number                      0-1667
                              --------------------------------------

                                     BOB EVANS FARMS, INC.
                              --------------------------------------
                              (Exact name of registrant as specified
                                          in its charter)

                DELAWARE                                    31-4421866
---------------------------------------------      -----------------------------
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

          As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares, of which 36,952,383 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    (Dollars in thousands)
                                                                JAN. 28, 2000   APRIL 30, 1999
                                                                -------------   --------------
                                                                  UNAUDITED        AUDITED
                                                                  ---------        -------
ASSETS
------
Current assets
         Cash and equivalents                                     $   4,871      $  25,455
         Accounts receivable                                         14,602         17,036
         Inventories                                                 15,362         14,299
         Deferred income taxes                                        8,150          8,150
         Prepaid expenses                                             2,171          1,697
                                                                  ---------      ---------
                  TOTAL CURRENT ASSETS                               45,156         66,637

Property, plant and equipment                                       805,775        750,412
         Less accumulated depreciation                              276,439        257,043
                                                                  ---------      ---------
                  NET PROPERTY, PLANT AND EQUIPMENT                 529,336        493,369

Other assets
         Deposits and other                                           1,369          3,505
         Long-term investments                                       11,529          8,331
         Deferred income taxes                                        9,767          9,767
         Cost in excess of net assets acquired                        7,976          8,360
         Other intangible assets                                        353            483
                                                                  ---------      ---------
                  TOTAL OTHER ASSETS                                 30,994         30,446
                                                                  ---------      ---------
                                                                  $ 605,486      $ 590,452
                                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
         Line of credit                                           $  80,205      $  25,000
         Accounts payable                                             8,218          9,559
         Dividends payable                                            3,326          3,626
         Federal and state income taxes                                 947            896
         Accrued wages and related liabilities                       14,276         17,009
         Other accrued expenses                                      36,081         44,919
                                                                  ---------      ---------
                  TOTAL CURRENT LIABILITIES                         143,053        101,009

Long-term liabilities
         Deferred compensation                                        4,019          1,190
         Deferred income taxes                                       17,325         17,325
         Notes payable (net of discount of $47 at
           Jan. 28, 2000, and $97 at April 30, 1999)                    883            833
                                                                  ---------      ---------
                  TOTAL LONG-TERM LIABILITIES                        22,227         19,348

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000
          shares; issued 42,638,118 shares at Jan. 28, 2000,
          and April 30, 1999                                            426            426
         Preferred stock, authorized 1,200 shares; issued 120
          shares at Jan. 28, 2000, and April 30, 1999                    60             60
         Capital in excess of par value                             149,589        151,364
         Retained earnings                                          398,407        366,924
         Treasury stock, 5,685,735 shares at Jan. 28, 2000,
          and 2,353,332 shares at April 30, 1999, at cost          (108,276)       (48,679)
                                                                  ---------      ---------
                  TOTAL STOCKHOLDERS' EQUITY                        440,206        470,095
                                                                  ---------      ---------
                                                                  $ 605,486      $ 590,452
                                                                  =========      =========


    The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                                    ---------


                                                      (Dollars in thousands, except per share amounts)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      ------------------            -----------------

                                                 JAN. 28, 2000  JAN. 29, 1999  JAN. 28, 2000  JAN. 29, 1999
                                                 -------------  -------------  -------------  -------------
NET SALES                                            $ 236,294      $ 250,530      $ 725,650      $ 730,195

    Cost of sales                                       67,562         69,490        205,395        208,131
    Operating wage and fringe benefit expenses          78,963         78,885        240,155        228,766
    Other operating expenses                            32,717         33,502        103,101         98,722
    Selling, general and administrative expenses        28,226         37,097         84,190         98,812
    Depreciation expense                                 8,972          8,646         26,110         25,420
                                                     ---------      ---------      ---------      ---------
OPERATING INCOME                                        19,854         22,910         66,699         70,344

    Net interest expense                                  (272)          (244)          (292)          (852)
                                                     ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                              19,582         22,666         66,407         69,492

PROVISIONS FOR INCOME TAXES
    Federal                                              5,921          6,845         20,062         20,987
    State                                                1,333          1,541          4,517          4,725
                                                     ---------      ---------      ---------      ---------
                                                         7,254          8,386         24,579         25,712
                                                     ---------      ---------      ---------      ---------

NET INCOME                                           $  12,328      $  14,280      $  41,828      $  43,780
                                                     =========      =========      =========      =========


EARNINGS PER SHARE - BASIC                           $    0.33      $    0.35      $    1.07      $    1.06
                                                     =========      =========      =========      =========

EARNINGS PER SHARE - DILUTED                         $    0.33      $    0.34      $    1.07      $    1.05
                                                     =========      =========      =========      =========

CASH DIVIDENDS PER SHARE                             $    0.09      $    0.09      $    0.27      $    0.26
                                                     =========      =========      =========      =========


     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                             (Dollars in thousands)

                                                               NINE MONTHS ENDED
                                                               -----------------

                                                         JAN. 28, 2000  JAN. 29, 1999
                                                         -------------  -------------
OPERATING ACTIVITIES:
  Net income                                                $ 41,828      $ 43,780

  Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization                          26,935        26,319
       Loss (Gain) on sale of property and equipment             (96)          121
       Deferred compensation                                   2,726             0
       Compensation expense attributable to stock plans          740         1,309
  Cash provided by (used for) current assets
          and current liabilities:
       Accounts receivable                                     2,434         1,165
       Inventories                                            (1,063)         (941)
       Prepaid expenses                                         (474)         (678)
       Accounts payable                                       (1,341)          221
       Federal and state income taxes                             51         1,581
       Accrued wages and related liabilities                  (2,733)       (2,397)
       Other accrued expenses                                 (9,514)        6,015
                                                            --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     59,493        76,495

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                  (68,045)      (37,673)
  Purchase of long-term investments                           (3,509)       (2,296)
  Proceeds from sale of property, plant and equipment          6,029           150
  Other                                                        2,136           122
                                                            --------      --------
NET CASH USED IN INVESTING ACTIVITIES                        (63,389)      (39,697)

FINANCING ACTIVITIES:
  Cash dividends paid                                        (10,645)      (10,385)
  Line of credit                                              55,205       (12,905)
  Purchase of treasury stock                                 (62,344)      (27,143)
  Interest accrued on long-term notes                             50            70
  Distribution of treasury stock
       due to the exercise of stock
       options and employee bonuses                            1,046        10,005
                                                            --------      --------
NET CASH USED IN FINANCING ACTIVITIES                        (16,688)      (40,358)
                                                            ========      ========

Decrease in cash and equivalents                             (20,584)       (3,560)

Cash and equivalents at the beginning of the period           25,455        15,397

                                                            --------      --------
Cash and equivalents at the end of the period               $  4,871      $ 11,837
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

2.       EARNINGS PER SHARE
         Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share calculations reflect the assumed exercise and conversion of employee stock options.

         The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:


                                                     (in thousands)
                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                     ------------------           -----------------
                               Jan. 28, 2000   Jan. 29, 1999  Jan. 28, 2000  Jan. 29, 1999
           ------------------- -----------------------------------------------------------
           Basic                      37,809          41,168         38,915         41,407
           Effect of dilutive
               stock options              92             382            169            321
                                      ------          ------         ------         ------
           Diluted                    37,901          41,550         39,084         41,728
                                      ======          ======         ======         ======


3.       INDUSTRY SEGMENTS
         The company's operations include restaurant operations and the processing and sale of food and related products. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the consolidated financial statements. Information on the company's operating segments is summarized as follows:

                                                           (in thousands)
                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                           ------------------           -----------------
                                      Jan. 28, 2000  Jan. 29, 1999  Jan. 28, 2000  Jan. 29, 1999
------------------------------------------------------------------------------------------------
Sales
  Restaurant Operations                   $ 178,294      $ 176,738      $ 564,653      $ 533,903
  Food Products                              64,895         82,060        182,245        221,158
                                          ---------      ---------      ---------      ---------
                                            243,189        258,798        746,898        755,061
  Intersegment sales of food products        (6,895)        (8,268)       (21,248)       (24,866)
                                          ---------      ---------      ---------      ---------
    Total                                 $ 236,294      $ 250,530      $ 725,650      $ 730,195
                                          =========      =========      =========      =========

Operating Income
  Restaurant Operations                   $  14,059      $  13,953      $  52,492      $  50,890
  Food Products                               5,795          8,957         14,207         19,454
                                          ---------      ---------      ---------      ---------
    Total                                 $  19,854      $  22,910      $  66,699      $  70,344
                                          =========      =========      =========      =========


4.       RECLASSIFICATIONS
         Certain prior period amounts have been reclassified to conform to the current classification.

5.       NEW ACCOUNTING STANDARDS
         In 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The company is currently assessing the impact of this statement on the company's consolidated financial statements and plans to adopt SFAS No. 133 in fiscal 2002.

6.       FISCAL PERIODS
         The third quarter of fiscal 2000 was comprised of 13 weeks versus 14 weeks in fiscal 1999. The nine-month data represents 39 weeks of activity versus 40 weeks in fiscal 1999.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

         During the fourth quarter of fiscal 1999, the company sold its salad production and charcoal manufacturing businesses. Therefore, certain comparisons of the third quarter of fiscal 2000 to the same period in fiscal 1999 have been adjusted to exclude the effect of the businesses sold. The company's results of operations for the third quarter of fiscal 1999 included net sales and operating losses of $9.7 million and $99,000, respectively, from the divested businesses. For the first nine months of fiscal 1999, the company's results of operations included net sales and operating income of $34.6 million and $48,000, respectively, from the divested businesses. In addition, the third quarter and year-to-date periods in fiscal 2000 included one less week of operations than the corresponding periods in fiscal 1999.

SALES
         Consolidated net sales for Bob Evans Farms, Inc. and subsidiaries decreased $14.2 million, or 5.7%, for the third quarter ended January 28, 2000, compared to the corresponding quarter a year ago. Restaurant segment sales accounted for approximately 75% of total sales in the third quarter of fiscal 2000. For the nine-month period ended January 28, 2000, consolidated net sales decreased $4.5 million, or 0.6%, compared to the same period last year. Excluding the divested businesses, consolidated net sales decreased $4.5 million, or 1.9%, for the third quarter of fiscal 2000 and increased $30.1 million, or 4.3%, through nine months compared to a year ago.

         The restaurant segment's sales increased $1.6 million (0.9%) in the third quarter due to an increase in same-store sales and additional restaurants in operation, partially offset by the effect of the extra week of sales in fiscal 1999. Same-store sales increased 3.0% in the third quarter, excluding the effect of the extra week in fiscal 1999. The same-store sales increase, inclusive of an average menu price increase of 2.3%, reflects the continued trend of same-store sales gains since the third quarter of fiscal 1997. Additional sales growth was provided by an increase in the number of operating locations: 431 restaurants in operation at the end of the third quarter this year versus 412 a year earlier.

         The chart below summarizes the restaurant openings and closings during the last seven quarters:

                                    Beginning   Opened   Closed  Ending
                    ------------------------------------------------------
                    Fiscal 2000
                       1st quarter     424        1        1       424
                       2nd quarter     424        7        2       429
                       3rd quarter     429        8        6       431

                    Fiscal 1999
                       1st quarter     408        0        1       407
                       2nd quarter     407        2        1       408
                       3rd quarter     408        5        1       412
                       4th quarter     412       13        1       424

         The company expects to open 10 restaurants in the last quarter of fiscal 2000.

         The food products segment sales, excluding the divested businesses, decreased $6.1 million, or 9.4%, for the third quarter and $0.7 million, or 0.4%, through nine months compared to the corresponding periods a year ago. This decrease was due mostly to a decline in sausage sales volume as comparable pounds of sausage products sold were down 8.8% for the quarter (1.8% excluding the effect of the extra week in fiscal 1999).

COST OF SALES

         Consolidated cost of sales (cost of materials) was 28.6% of sales in the third quarter of fiscal 2000 compared to 27.7% of sales in the third quarter of fiscal 1999. Year-to-date, consolidated cost of sales represented 28.3% of sales versus 28.5% last fiscal year.

         In the restaurant segment, food cost (cost of sales) was more favorable at 24.8% of sales in the third quarter and 25.3% of sales year-to-date, versus 25.7% and 25.8%, respectively, in the corresponding periods last year.

         In the food products segment, excluding Mrs. Giles and Hickory, cost of sales increased to 41.0% of sales for the quarter and 39.5% year-to-date compared to 31.1% and 34.3%, respectively, for the corresponding periods a year ago. This increase was mainly due to hog costs averaging $34.46 per hundredweight for the third quarter of fiscal 2000 versus $21.03 per hundredweight in the same period last year, a 63.9% increase.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

         Consolidated operating wage and fringe benefit expenses were 33.4% of sales in the third quarter of fiscal 2000 compared to 31.5% of sales in the third quarter of fiscal 1999. Year-to-date, consolidated operating wage and fringe benefit expenses represented 33.1% of sales versus 31.3% last fiscal year.

         In the restaurant segment, operating wage and fringe benefit expenses represented 40.5% of sales for the quarter and 39.1% of sales year-to-date versus 39.8% and 38.4%, respectively, for the corresponding periods a year ago. In the food products segment (excluding Mrs. Giles and Hickory), operating wage and fringe benefit expenses represented 11.4% of sales for the quarter and 12.1% of sales year-to-date versus 10.6% and 11.3%, respectively, of sales for the corresponding periods a year ago. Higher hourly wages and higher health insurance expense contributed to the increase in both segments' ratios.

OTHER OPERATING EXPENSES

         Over 90% of other operating expenses occurred in the restaurant segment; the most significant components of which were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than income taxes) and credit card processing fees. Consolidated other operating expenses represented 13.8% of sales for the quarter and 14.2% year-to-date for fiscal 2000 versus 13.4% for the quarter and 13.5% year-to-date a year ago. The increase was due mostly to higher advertising expense, restaurant supplies and credit card processing fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Consolidated selling, general and administrative expenses represented 11.9% of sales for the quarter and 11.6% of sales year-to-date in comparison to 14.8% and 13.5%, respectively, in the corresponding periods a year ago. The most significant components of selling, general and administrative expenses were wages and fringe benefits and food products segment promotional and advertising expenses. The decrease was due mostly to less promotional expenses for food products.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from both the restaurant and food products segments has been used as the main source of working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs and capital expansion at various times. The total bank lines of credit available is $125.0 million, of which $80.2 million was outstanding at January 28, 2000.
         The company believes that funds needed for capital expenditures and working capital during the remainder of fiscal 2000 will be generated both internally and from available bank lines of credit. Longer-term financing alternatives will continue to be evaluated by the company as conditions warrant.

IMPACT OF YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed less than $500,000 to date in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               3(a). Amended and Restated By-Laws. The Amended and Restated By-Laws were adopted by the Board of Directors on February 7, 2000.

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


    MARCH 10, 2000
----------------------
         Date