Form 10-K
period 2000-04-28
EVANS BOB FARMS INC
filed 2000-07-26
CIK 33769

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended April 28, 2000

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        --------------        -----------------

                          Commission File Number 0-1667

                              Bob Evans Farms, Inc.
      ---------------------------------------------------------------------
               (Exact name of company as specified in its charter)


                Delaware                               31-4421866
-------------------------------------------   ---------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Identification No.)

 3776 South High Street, Columbus, Ohio                    43207
-------------------------------------------   ---------------------------------
(Address of principal executive offices)                (Zip Code)

         Company's telephone number, including area code: 614-491-2225
                                                         -------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock with $.01 par value
                        --------------------------------
                                (Title of class)

This report contains 69 pages of which this is page 1. The Exhibit Index begins at page 41.

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the company. The aggregate market value has been computed by reference to the last quoted sale price of the company's common stock (the only common equity), as of July 14, 2000.

         Total shares outstanding                                                                     35,301,495

         Number of shares owned beneficially and/or of record by directors                               725,467
              and executive officers*

         Number of shares held by persons other than directors and executive                          34,576,028
              officers

         Last quoted sale price (as of the close of business on July 14, 2000)                   $       15.2344

         Market value of shares held by persons other than directors and                         $526,745,040.96
              executive officers

*For purposes of this computation, all executive officers and directors are included, although not all are necessarily "affiliates."

Indicate the number of shares outstanding of each of the company's classes of common stock, as of the latest practicable date:

35,301,495 shares of common stock with $.01 par value were outstanding at July 14, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1.       Annual report to stockholders for the fiscal year ended
                  April 28, 2000 (in pertinent part, as indicated) .....................................  PART II.

         2.       Proxy statement dated Aug. 7, 2000, for the annual
                  meeting of stockholders to be held on Sept. 11, 2000
                  (in pertinent part, as indicated) ....................................................  PART III.

                                     PART I

ITEM 1.  BUSINESS.
         --------

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

On April 23, 1999, the company sold substantially all of the assets of Mrs. Giles Country Kitchens, Inc. (Mrs. Giles), a wholly owned subsidiary of BEF Holding Co., Inc. On March 24, 2000, Mrs. Giles was merged into BEF Holding Co., Inc.

The business of the company is divided into two principal industry segments: the restaurant segment and the food products segment.

RESTAURANT SEGMENT OPERATIONS
-----------------------------

General
-------

The company operates full-service, family restaurants under the Bob Evans Restaurants, Bob Evans Restaurant & General Stores and Owens Family Restaurants names. The company experienced a same-store sales increase of 3.4 percent in fiscal 2000 as compared to a 5.6 percent increase during fiscal 1999 in its restaurant segment.

All of the company's family restaurants feature a wide variety of homestyle menu offerings designed to appeal to its customers. Breakfast entree items are served all day. The restaurants are typically open from 6 a.m. until 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday for most locations. Average guest check for breakfast, lunch and dinner are $5.71, $6.28 and $6.83, respectively. Approximately 63 percent of total revenues from restaurant operations are generated from 6 a.m. to 4 p.m., with the balance generated from 4 p.m. to closing. Sales on Saturday and Sunday account for approximately 39 percent of a typical week's revenues. The company's restaurants are supplied with food and inventory items

(other than sausage products, related meat items and certain salad products) by five independent food and non-food distributors twice a week. Sausage products, other meat items and certain salad products are supplied by the company to each restaurant by the company's driver-salesmen, with the exception of the restaurants located in Florida, Massachusetts, New York, North Carolina and South Carolina and parts of Missouri which are supplied by the aforementioned food distributors.

                   RESTAURANTS IN OPERATION AT APRIL 28, 2000
                   ------------------------------------------
                                                             General                    Total
                                             Traditional     Stores        Owens    Restaurants
                                             -----------     -------       -----    -----------
                  Delaware                             5                                       5
                  Florida                             23                                      23
                  Illinois                            17                                      17
                  Indiana                             50                                      50
                  Iowa                                 1                                       1
                  Kansas                               1                                       1
                  Kentucky                            14                                      14
                  Maryland                            18                                      18
                  Massachusetts                        1                                       1
                  Michigan                            42                                      42
                  Missouri                            13            1                         14
                  New Jersey                           2                                       2
                  New York                            13                                      13
                  North Carolina                       8                                       8
                  Ohio                               155            1                        156
                  Pennsylvania                        26            1                         27
                  South Carolina                                    1                          1
                  Tennessee                            4            1                          5
                  Texas                                                        9               9
                  Virginia                            11                                      11
                  West Virginia                       22            1                         23
                  TOTAL                              426            6          9             441

During the company's 2000 fiscal year, 26 restaurants were opened, the majority of which were in the company's existing market area.

From time to time, restaurants are evaluated and closed due to a changing market, poor performance or a change in access or building safety. During the 2000 fiscal year, six traditional Bob Evans Restaurants were closed in Orlando, Fla.; Connersville and Decatur, Ind.; Columbus, Ohio; Hanover and Johnstown, Pa.; one Bob Evans General Store in Orlando, Fla. was closed; and two Owens Family Restaurants were closed in Ft. Worth and Plano, Texas, due to their inability to perform to company expectations.

The company has typically opened restaurants in areas where a strong consumer awareness and acceptance of its sausage products have been established over the years. It has deviated from this practice only in Florida, Massachusetts, North Carolina and South Carolina, where the company did not have sausage distribution at the time of the restaurants' opening.

Seasonality
-----------

Certain restaurants located near major interstate highways generally experience increased revenues during the summer travel season.

Restaurant Expansion
--------------------

During fiscal 2001, the company plans to build and open 30 new restaurants, about 90 percent of which will be constructed in current Bob Evans Restaurant markets. Determined by anticipated business needs, approximately 70 percent of the new restaurants will be the company's 130-seat building and the remaining will seat 158 people. Future restaurant growth will depend on the availability of sites, as well as restaurant industry trends. The company believes, however, that it can continue with its planned expansion and is actively seeking quality restaurant sites, not only in its present market areas, but in new market areas as well. As a further commitment to customer satisfaction and same-store sales growth, the company plans to rebuild 10 and remodel approximately 50 restaurants to various degrees: from major remodels and expansions to minor equipment and decor updates during fiscal 2001. The restaurant remodel/rebuild plan, which requires significant capital expenditures, demonstrates the company's commitment to customer service and satisfaction. Capital expenditures for 2001 are estimated at $86 million.

Carryout Business
-----------------

During fiscal 2000, carryout business in the company's restaurants accounted for approximately four percent of the total revenues generated in the restaurant segment. The company's restaurants do not have a drive-through or pick-up window for carryout business. To increase carryout business and customer satisfaction, the company continues to introduce Carry Home Kitchen areas into its restaurants. Through dedicated staffing and facilities, the Carry Home Kitchen is designed to not only better serve carryout customers, but also has a residual benefit of increased eat-in dessert sales as a result of the dessert case in the Carry Home Kitchen. The company's rollout of Carry Home Kitchens will be complete by the end of summer 2000.

Retail
------

The company has offered some retail items for sale on a limited basis in its traditional units and on a much larger scale in its six Bob Evans Restaurants & General Stores. During fiscal 2001, the company plans to introduce Corner Cupboard retail areas in all new traditional restaurants plus six existing units, which will bring the total to approximately 111. This retail area offers similar gifts and retail food items as the Bob Evans Restaurant & General Stores in a scaled-down version.

Competition
-----------

The company's restaurant segment is engaged in an intensely competitive business. The company's restaurants compete directly with both local and national family, casual and fast-food restaurant chains, and individual restaurant operators for favorable expansion sites, as well as customer trial and return visits. The company's restaurant segment sales are not a significant factor in the overall restaurant business in the company's market areas.

Labor and Fringe Benefit Expense
--------------------------------

Competition for qualified labor was intense in 2000 and is expected to continue in fiscal 2001, as unemployment remains historically low in most of the company's marketing area. Labor and fringe benefit expense in the restaurant segment was 39.3 percent of sales in fiscal 2000 as compared to 38.8 percent in fiscal 1999, both of which are high from a historical perspective. Congress is currently considering increases to the minimum wage rate which would significantly impact the company's labor costs.

Sources and Availability of Raw Materials
-----------------------------------------

Menu mix in the restaurant segment is varied enough that raw materials have historically been readily available; however, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. The restaurant segment experienced a decrease in food costs as a percentage of sales, which is impacted by menu price increases, raw material prices and sales mix, during the company's 2000 fiscal year. The company does not currently anticipate that food costs will fluctuate significantly during its 2001 fiscal year.

Marketing
---------

The company spent approximately $31 million in the restaurant segment for marketing during its 2000 fiscal year. Seventy-nine percent of the marketing dollars were spent on television, radio, print and outdoor advertising. The remaining dollars were spent primarily on in-store promotion of programs such as seasonal menu items, Breakfast Savors, Lunch Savors, kids' programs and local-store marketing. These programs were developed to increase sales during the weekday via variety, speed and value pricing. The company has typically not used coupons, except in certain outlying markets where it is attempting to gain new customer trials. During fiscal 2000, the company continued its primary sponsorship of a Busch Series NASCAR team for additional promotional opportunities.

Research and Development
------------------------

The company is continuously testing new food items in its search for new and improved menu offerings to appeal to its customer base and to satisfy changing eating trends. Product development has been concentrated on unique homestyle options, as well as quality enhancements to some of the company's best-selling items. The company's Breakfast Savors and Lunch Savors programs, designed to drive weekday sales, continue to be updated with new items to maintain the programs' success. Research and development expenses, to date, have not been material.

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

FOOD PRODUCTS SEGMENT OPERATIONS
--------------------------------

Principal Products and Procurement Methods
------------------------------------------

The company's traditional business in its food products segment has been the production and distribution of approximately 40 varieties of fresh, smoked and fully cooked pork sausage and ham products under the brand names of Bob Evans Farms, Owens Country Sausage and Country Creek Farm. The company continues to devote time and effort on both new product development and sales of its pork sausage and ham products to institutional and foodservice purchasers. In addition to the company's well-known meat offerings, the company increased its presence with other refrigerated items including mashed potatoes and beef and chicken gravies during fiscal 2000. The company also has a frozen foods division which creates new points of distribution through grocers' freezers, primarily with dough items and frozen entrees. Several items in the Bob Evans and Owens product lines are microwaveable convenience items for meals and snacks.

During fiscal 2000, the food products segment of the company continued to produce specialty items for its institutional and foodservice customers. These products are made to customer specifications and include sausage links and patties, sausage gravy and biscuit sandwiches. Although this segment of the business does not command the higher margins that branded items do, it gives the company incremental volume in its production plants. During fiscal 2000, foodservice sales accounted for approximately 9 percent of the company's food products sales and is expected to remain in that range in fiscal 2001.

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


                                                        % of Food Products Segment Revenues
                                                                FISCAL YEAR ENDED
                                      ------------------------------------------------------------------------
                                      APRIL 28, 2000               APRIL 30, 1999               APRIL 24, 1998
                                      --------------               --------------               --------------

Sales of Bob Evans                          71%                          57%                          56%
  Products

Sales of Owens                              24%                          20%                          21%
  Country Sausage
  Products

Sales of Mrs. Giles                          0%                          10%                           9%
  Products*

Sales of Hickory                             5%                          13%                          14%
  Specialties Products*

*On April 23, 1999, the company sold substantially all of the assets of Mrs. Giles. Accordingly, the company did not record any sales of Mrs. Giles' products in fiscal 2000. Also, on April 23, 1999, the company sold substantially all of the assets of the charcoal division of Hickory Specialties. Accordingly, sales of Hickory Specialties' products decreased in fiscal 2000 because sales were comprised only of smoke products whereas past years included charcoal products.

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

Distribution Methods
--------------------

The company uses two delivery methods for Bob Evans products:

(1) Primarily, the direct store delivery system (i.e., the company's products are not warehoused, but are delivered to grocery stores as described below) is used for the retail distribution of the sausage and other refrigerated products bearing the Bob Evans brand name. One hundred-thirteen driver-salesmen, driving company-owned refrigerated trucks, deliver the company's products directly to more than 10,500 grocery stores.

(2) On a smaller scale, the company uses alternate distribution methods for its sausage products such as warehouses in Atlanta, the Greater New York City area and upstate New York, and a distributor in Madison and Milwaukee, Wis., on a limited basis. Warehousing is also used for the frozen foods division.

The marketing territory for Bob Evans brand products includes Ohio, Michigan, Indiana, Illinois, Maryland, Delaware and the District of Columbia, as well as portions of New Jersey, New York, Iowa, Pennsylvania, Missouri, Tennessee, Georgia, Alabama, Virginia, Kansas, Kentucky, South Carolina, West Virginia and Wisconsin.

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

Inventory Levels
----------------

All of the company's products are highly perishable and require proper refrigeration. Shelf life of the products ranges from 18 to 45 days for refrigerated products. Due to the highly perishable nature and short shelf life of the company's food products, the company's processing plants normally process only enough product to fill existing orders. Therefore, the company maintains minimal inventory levels because such products are generally manufactured only to meet existing demand and are delivered to retail outlets within a three-day period after processing.

Because the demand for Hickory Specialties' liquid smoke flavoring products is generally constant and does not fluctuate greatly with the seasons, they are manufactured throughout the year which generally enables production and sales to match.

Trademarks and Service Marks
----------------------------

The company maintains various trademarks and service marks that identify various Bob Evans Farms, Owens Country Sausage and Hickory Specialties products. These trademarks and service marks are renewed periodically and the company believes that such trademarks and service marks adequately protect the brand names of the company. The operations of the food products segment of the company are not dependent upon any patents, licenses, franchises or concessions.

Competition and Seasonality
---------------------------

The sausage business is highly competitive. It is also seasonal to the extent that more pounds of fresh sausage are typically sold during the colder months from October through April. The company continues to promote products for summer outdoor grilling in an attempt to create more volume during the summer months. The company competes primarily on the basis of the price and quality of its sausage products. The company is in direct competition with a large number and variety of producers and wholesalers of similar products, including companies active both locally and nationally, companies engaged in a general meat packing business and companies in the same specialized field. Many such competitors have substantially greater financial resources and higher sales volumes than the company. The company believes that sales of its products constitute a significant portion of sales of sausage of comparable price and quality in the majority of its market areas.

The company is aware of only one major competitor, Red Arrow Products Co., Inc., in its liquid smoke flavoring business. In 1999, a new manufacturer, Forest Flavors International, began operations. The extent of the competitiveness of Forest Flavors International is yet to be seen. The company believes that Hickory Specialties' liquid smoke products account for a significant percentage of the liquid smoke flavorings produced and sold in the United States.

Marketing
---------

During the 2000 fiscal year, the company spent approximately $11 million for marketing of its food products under the Bob Evans and Owens brand names. Approximately 68 percent was spent on media with the remaining spent to build brand awareness and to encourage consumers to try the company's food products. During the 1999 fiscal year, the company spent approximately $0.1 million on marketing for products sold by Hickory Specialties.

Dependence on a Single Customer
-------------------------------

Bob Evans and Owens products are sold through more than 15,500 retail grocery stores and are available through such stores to more than 50 percent of the population of the continental United States. The company's liquid smoke flavoring products are sold nationally and internationally. The company is not dependent upon a single customer or group of affiliated customers.

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

Sources and Availability of Raw Materials
-----------------------------------------

The company is dependent upon the availability of live hogs to produce its pork sausage and ham products. Historically, the company has not experienced shortages in the number of hogs available at prevailing market prices. The live hog market is highly cyclical (both in terms of the number of hogs available and the current market price) and is dependent upon corn production, since corn is the major food supply for hogs.

Expansion of Distribution Area
------------------------------

The company has no current plans for further geographic expansion of its distribution area for food products or liquid smoke flavoring products in fiscal 2001.

Profit Margins Related to Sausage Production
--------------------------------------------

The company's profit margins for the portion of the company's business relating to sausage production are normally more favorable during periods of lower live hog costs. During the 2000 fiscal year, hog prices averaged $34.81 per hundredweight. The company believes live hog costs will increase during fiscal 2001 over fiscal 2000 levels.

GENERAL
-------

Employees
---------

The company had in its employment 33,736 persons in the restaurant segment and 1,840 persons in the food products segment as of April 28, 2000.

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


                                                     FISCAL YEAR ENDED
                                                   (Dollars in thousands)

                                        April 28,          April 30,          April 24,
                                          2000               1999               1998
                                        --------           --------           --------
Sales:
------
     Restaurant Operations:             $750,851           $708,896           $645,330
     Intersegment Sales of
       Food Products:                   $ 28,612           $ 32,765           $ 33,678
     Food Products (excluding
       intersegment sales):             $213,772           $259,607           $241,508

Operating Profit:
-----------------
     Restaurant Operations:             $ 67,877           $ 65,905           $ 57,922
     Food Products:                     $ 17,610           $ 26,043           $ 16,538

Identifiable Assets:
--------------------
     Restaurant Operations:             $519,168           $470,033           $448,314
     Food Products:                     $ 75,311           $ 77,412           $105,076

Year 2000
---------

The company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

The statements contained in this filing which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the company's actual results for fiscal 2001 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, changes in hog costs and the possibility of severe weather conditions where the company operates its restaurants, changes in labor markets, as well as other risks previously disclosed in the company's securities filings and press releases.

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

Restaurant Segment
------------------

Of the 441 restaurants operated by the company, 388 are owned in fee and 53 are leased from unaffiliated persons. All lease agreements contain either multiple renewal options or options to purchase.

Food Products Segment
---------------------

The food products segment has six sausage manufacturing plants -- three in Ohio; and one each in Texas, Michigan and Illinois; one liquid smoke manufacturing plant in each of Tennessee, Kentucky and Missouri. All of these properties are owned in fee by the company. The company owns regional sales offices in Westland, Mich., and Tyler, Texas. In addition, various other locations are rented by the company throughout its marketing territory which serve as regional and divisional sales offices.

ITEM 3.       LEGAL PROCEEDINGS.
              -----------------

There are no pending legal proceedings to which the company or any of its subsidiaries is a party or to which any of their respective properties are subject, except routine legal proceedings to which they are parties incident to their respective businesses. None of such proceedings are considered by the company to be material.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              ---------------------------------------------------

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

The following table sets forth the executive officers of the company and certain information with respect to each executive officer as of the beginning of fiscal 2001*. Unless otherwise indicated, each person has held his or her principal occupation for more than five years. The executive officers are appointed by and serve at the pleasure of the board of directors.

Name, Age and Position with the Company; Period of               Principal Occupations for Past Five Years and
Service as an Officer of the Company                             Other Information
-------------------------------------------------------          ----------------------------------------------------
Daniel E. Evans, age 63; chairman of the board;                  Chairman of the board since 2000; chairman of the
director of the company; 40 years as an officer of               board, chief executive officer and secretary from
the company.                                                     1971 to 2000, in each case of the company.

Stewart K. Owens, age 45; president and chief                    President and chief executive officer since 2000;
executive officer; director of the company; 10 years             president and chief operating officer from 1995 to
as an officer of the company.                                    2000, in each case of the company.


Name, Age and Position with the Company; Period of               Principal Occupations for Past Five Years and
Service as an Officer of the Company                             Other Information
-------------------------------------------------------          ----------------------------------------------------



Donald J. Radkoski, age 45; chief financial officer,             Chief financial officer, treasurer and secretary
treasurer and secretary of the company; 12 years as              since 2000;  chief financial officer and treasurer
an officer of the company.                                       from 1994 to 2000, in each case of the company.

Larry C. Corbin, age 58; executive vice president -              Executive vice president - restaurant division
restaurant division; director of the company; 26                 since 1995, of the company.
years as an officer of the company.

Roger D. Williams, age 49; executive vice president              Executive vice president - food products division
- food products division of the company; 20 years as             since 1997; executive vice president - food
an officer of the company.                                       products/marketing/purchasing/technical services
                                                                 from 1995 to 1997, in each case of the company.

Howard J. Berrey, age 58; group vice president -                 Group vice president - real estate/construction &
real estate/construction & engineering group of the              engineering group since 1990, of the company.
company; 22 years as an officer of the company.

Mary L. Cusick, age 44; vice president - corporate               Vice president - corporate communications since
communications since 1990; 10 years as an officer of             1990, of the company.
the company.

*In conjunction with the new fiscal year, Daniel E. Evans stepped down as chief executive officer and secretary, positions he held since 1971, but will continue as chairman of the board until April 2001. Stewart K. Owens replaced Evans as chief executive officer.

                                     PART II

ITEM 5.      MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
             ------------------------------------------------------------------

In accordance with General Instruction G(2), the information in Note H, Quarterly Financial Data, in the company's annual report to stockholders for the fiscal year ended April 28, 2000, is incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA.
             -----------------------

In accordance with General Instruction G(2), the information for the years 1996 through 2000 contained under the subcaption Consolidated Financial Review in the company's annual report to stockholders for the fiscal year ended April 28, 2000, is incorporated herein by reference.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATION.
             ---------------------

In accordance with General Instruction G(2), the information contained under the caption Management's Discussion and Analysis of Selected Financial Information in the company's annual report to stockholders for the fiscal year ended April 28, 2000, is incorporated herein by reference.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
             ----------------------------------------------------------

Not material.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
             -------------------------------------------

The financial statements and the auditor's report thereon included in the company's annual report to stockholders for the fiscal year ended April 28, 2000, are incorporated herein by reference.

The Quarterly Financial Data included in Note H of the notes to consolidated financial statements in the company's annual report to stockholders for the fiscal year ended April 28, 2000, is also incorporated herein by reference.

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


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
            -----------------------------------------------

In accordance with General Instruction G(3), the information contained under the caption "ELECTION OF DIRECTORS" in the company's definitive proxy statement dated Aug. 7, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of the Company." To the company's knowledge, based solely on a review of the copies of the reports furnished to the company and written representations that no other reports were required during the 2000 fiscal year, all filing requirements applicable to officers, directors and owners of more than 10 percent of the outstanding common shares of the company under Section 16(a) of the Securities Exchange Act of 1934, as amended, were complied with, except that E.W. (Bill) Ingram III did not file on a timely basis one Form 4 (Statement of Changes in Beneficial Ownership) relating to his purchase of 3,000 common shares of the company on Nov. 22, 1999.

ITEM 11.      EXECUTIVE COMPENSATION.
              ----------------------

In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the company's proxy statement dated Aug. 7, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference. Neither the report of the compensation committee of the company's board of directors on executive compensation nor the performance graph included in the company's proxy statement dated Aug. 7, 2000, shall be deemed to be incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
              --------------------------------------------------------------

In accordance with General Instruction G(3), the information contained under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the company's definitive proxy statement dated Aug. 7, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
              ----------------------------------------------

In accordance with General Instruction G(3), the information contained under the caption "ELECTION OF DIRECTORS" in the company's definitive proxy statement dated Aug. 7, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
              ---------------------------------------------------------------

(a)    Documents Filed as Part of this Report
       --------------------------------------

       1 & 2      Financial Statements and Financial Statement Schedules:

                  The response to this portion of Item 14 is submitted as a separate section of this report. See the "List of Financial Statements" at page 24.

       3          Exhibits:

       Exhibits filed with this annual report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 41. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this annual report on Form 10-K.

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

10(c)                     Bob Evans Farms, Inc. and Affiliates             Incorporated herein by reference to
                          401K Retirement Plan Trust (effective            Exhibit 4(f) to the Company's
                          May 1, 1990)                                     Pre-Effective Amendment No. 1 to Form
                                                                           S-8 Registration Statement, filed April
                                                                           27, 1990 (Registration No. 33-34149)

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

10(e)                     Agreement, dated Feb. 24, 1989,                  Incorporated herein by reference to
                          between Daniel E. Evans and Bob Evans            Exhibit 10(g) to the Company's Annual
                          Farms, Inc.; and Schedule A to                   Report on Form 10-K for the fiscal
                          Exhibit 10(e) identifying other                  year ended April 28, 1989;
                          substantially identical Agreements               Incorporated herein by reference to
                          between Bob Evans Farms, Inc. and                Exhibit 10(e) to the Company's Annual
                          certain of the executive officers of             Report on Form 10-K for the fiscal
                          Bob Evans Farms, Inc.                            year ended April 30, 1999
                                                                           (File No. 0-1667)

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

10(p)                     Bob Evans Farms, Inc. Nonqualified               Incorporated herein by reference to
                          Salary Deferral Plan                             Exhibit 10(p) to the Company's Annual
                                                                           Report on Form 10-K for the fiscal
                                                                           year ended April 30, 1999 (File
                                                                           No. 0-1667)


(b)    Reports on Form 8-K
       --------------------

       The company filed no current reports on Form 8-K during the last quarter of the period covered by this report.

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

                            Bob Evans Farms, Inc.

July 17, 2000               By:     /s/ Donald J. Radkoski
                                    ----------------------
                                    Donald J. Radkoski
                                    Chief Financial Officer, Treasurer
                                    and Secretary (Chief
                                    Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature                                            Title                                  Date
---------                                            -----                                  ----
/s/ Daniel E. Evans                                  Chairman of the Board                  July 17, 2000
------------------------------------
Daniel E. Evans

/s/ Larry C. Corbin                                  Director                               July 17, 2000
------------------------------------
Larry C. Corbin

/s/ Daniel A. Fronk                                  Director                               July 17, 2000
------------------------------------
Daniel A. Fronk


/s/ Michael J. Gasser                                Director                               July 17, 2000
------------------------------------
Michael J. Gasser

/s/ E.W. (Bill) Ingram III                           Director                               July 17, 2000
------------------------------------
E.W. (Bill) Ingram III

/s/ Cheryl L. Krueger-Horn                           Director                               July 17, 2000
------------------------------------
Cheryl L. Krueger-Horn

/s/ G. Robert Lucas II                               Director                               July 17, 2000
------------------------------------
G. Robert Lucas II

/s/ Stewart K. Owens                                 Director                               July 17, 2000
------------------------------------
Stewart K. Owens

/s/ Robert E.H. Rabold                               Director                               July 17, 2000
------------------------------------
Robert E.H. Rabold

/s/ Donald J. Radkoski                               Chief Financial Officer,
------------------------------------                 Treasurer and Secretary                July 17, 2000
Donald J. Radkoski                                   (Chief Accounting Officer)

                           ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a)(1) AND (2)

                          LIST OF FINANCIAL STATEMENTS

                        FISCAL YEAR ENDED APRIL 28, 2000

                              BOB EVANS FARMS, INC.

                                 COLUMBUS, OHIO

FORM 10-K -- ITEM 14(a) (1) AND (2)

BOB EVANS FARMS, INC.

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Bob Evans Farms, Inc. and its subsidiaries, included in the Annual Report of the registrant to its stockholders for the fiscal year ended April 28, 2000, are incorporated by reference in Item 8:

          Consolidated Financial Review - April 28, 2000, April 30, 1999, April 24, 1998, April 25, 1997 and April 26, 1996

          Consolidated Balance Sheets -- April 28, 2000 and April 30, 1999

          Consolidated Statements of Income -- Years ended April 28, 2000, April 30, 1999 and April 24, 1998

          Consolidated Statements of Stockholders' Equity -- Years ended April 28, 2000, April 30, 1999, April 24, 1998 and April 25, 1997

          Consolidated Statements of Cash Flows -- Years ended April 28, 2000, April 30, 1999 and April 24, 1998

          Notes to Consolidated Financial Statements -- April 28, 2000

          Report of Ernst & Young LLP, Independent Auditors

CONSOLIDATED FINANCIAL REVIEW
BOB EVANS FARMS, INC. AND SUBSIDIARIES
Dollars and shares in thousands, except per share amounts


                                          2000         1999         1998         1997          1996*
-----------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net sales                              $ 964,623    $ 968,503    $ 886,838    $ 822,155     $ 806,627
Operating income                          85,487       91,948       74,460       57,800        46,553
Income before income taxes                83,954       91,374       72,521       56,992        46,745
Income taxes                              31,061       33,808       26,833       20,916        17,529
Net income                                52,893       57,566       45,688       36,076        29,216
Earnings per share of common stock:
   Basic                               $    1.38    $    1.40    $    1.10    $    0.86     $    0.69
   Diluted                             $    1.38    $    1.39    $    1.09    $    0.86     $    0.69

FINANCIAL POSITION
Working capital                        $(129,475)   $ (34,372)   $ (40,870)   $ (67,426)    $ (57,532)
Property, plant and equipment - net      546,594      493,369      485,949      473,021       447,243
Total assets                             624,441      590,452      579,931      564,079       535,813
Debt:
   Short-term (line of credit)            99,295       25,000       39,420       68,880        59,655
   Long-term                                 431          833        1,223        1,587         1,927
Stockholders' equity                     428,790      470,095      457,196      422,807       409,155

SUPPLEMENTAL INFORMATION
FOR THE YEAR
Capital expenditures                   $  96,867    $  68,525    $  47,801    $  60,048     $  80,967
Depreciation and amortization          $  36,480    $  35,386    $  32,882    $  29,544     $  28,459
Weighted-average shares outstanding:
   Basic                                  38,230       41,210       41,610       41,987        42,311
   Diluted                                38,366       41,509       41,803       42,020        42,387
Cash dividends declared per share      $    0.36    $    0.35    $    0.32    $    0.32     $    0.32
Common stock market prices:
   High                                $   22.06    $   26.13    $   22.19    $   17.00     $   21.13
   Low                                 $   12.06    $   18.25    $   13.13    $   12.13     $   15.25

SUPPLEMENTAL INFORMATION
AT YEAR-END
Employees                                 35,576       32,363       31,189       29,375        28,728
Stockholders                              42,102       44,173       43,980       43,570        37,239
Market price per share at closing      $   13.06    $   18.31    $   20.25    $   13.13     $   16.13
Book value per share                   $   12.09    $   11.67    $   10.97    $   10.17     $    9.68


* Fiscal 1996 amounts reflect a pre-tax loss of $22,000 on the write-down of assets, which reduced the income tax provision by $8,209 and decreased net income by $13,791, or $0.33 per share.

CONSOLIDATED BALANCE SHEETS
BOB EVANS FARMS, INC. AND SUBSIDIARIES
Dollars in thousands

                                                                                    APRIL 28, 2000     April 30, 1999
---------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and equivalents                                                               $   6,780         $  25,455
   Accounts receivable                                                                   13,651            17,036
   Inventories                                                                           16,456            14,299
   Deferred income taxes                                                                  7,665             8,150
   Prepaid expenses                                                                       1,694             1,697
                                                                                      ---------------------------
    TOTAL CURRENT ASSETS                                                                 46,246            66,637

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                 169,069           155,271
   Buildings and improvements                                                           427,357           391,517
   Machinery and equipment                                                              222,224           201,497
   Construction in progress                                                               6,891             2,127
                                                                                      ---------------------------
                                                                                        825,541           750,412
   Less accumulated depreciation                                                        278,947           257,043
                                                                                      ---------------------------
    NET PROPERTY, PLANT AND EQUIPMENT                                                   546,594           493,369

OTHER ASSETS
   Deposits and other                                                                     1,388             3,505
   Long-term investments                                                                 11,400             8,331
   Deferred income taxes                                                                 10,654             9,767
   Cost in excess of net assets acquired                                                  7,849             8,360
   Other intangible assets                                                                  310               483
                                                                                      ---------------------------
    TOTAL OTHER ASSETS                                                                   31,601            30,446
                                                                                      ---------------------------
                                                                                      $ 624,441         $ 590,452
                                                                                      ===========================


-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit                                                                     $  99,295         $  25,000
   Accounts payable                                                                       9,085             9,559
   Dividends payable                                                                      3,191             3,626
   Federal and state income taxes                                                         5,050               896
   Accrued wages and related liabilities                                                 14,851            17,009
   Other accrued expenses                                                                44,249            44,919
                                                                                      ---------------------------
    TOTAL CURRENT LIABILITIES                                                           175,721           101,009

LONG-TERM LIABILITIES
   Deferred compensation                                                                  4,616             1,190
   Deferred income taxes                                                                 14,883            17,325
   Notes payable (net of discount of $34 in 2000 and $97 in 1999)                           431               833
                                                                                      ---------------------------
    TOTAL LONG-TERM LIABILITIES                                                          19,930            19,348

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized 100,000,000 shares;
     issued 42,638,118 shares in 2000 and 1999                                              426               426
   Preferred stock, $500 par value; authorized 1,200 shares; issued 120 shares
     in 2000 and 1999                                                                        60                60
   Capital in excess of par value                                                       150,225           151,364
   Retained earnings                                                                    406,280           366,924
   Treasury stock, 7,180,340 shares in 2000 and 2,353,332 shares
     in 1999, at cost                                                                  (128,201)          (48,679)
                                                                                      ---------------------------
    TOTAL STOCKHOLDERS' EQUITY                                                          428,790           470,095
                                                                                      ---------------------------
                                                                                      $ 624,441         $ 590,452
                                                                                      ===========================


                                  See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
BOB EVANS FARMS, INC. AND SUBSIDIARIES
Dollars in thousands, except per share amounts

Years Ended April 28, 2000; April 30, 1999; and April 24, 1998       2000              1999              1998
----------------------------------------------------------------------------------------------------------------
NET SALES                                                         $ 964,623         $ 968,503         $ 886,838

   Cost of sales                                                    274,388           275,898           271,448
   Operating wage and fringe benefit expenses                       320,174           306,816           275,559
   Other operating expenses                                         138,754           132,123           121,870
   Selling, general and administrative expenses                     110,438           127,531           111,860
   Depreciation expense                                              35,382            34,187            31,641
                                                                  ---------------------------------------------
OPERATING INCOME                                                     85,487            91,948            74,460

   Net interest                                                      (1,533)             (574)           (1,939)
                                                                  ---------------------------------------------
INCOME BEFORE INCOME TAXES                                           83,954            91,374            72,521

PROVISIONS FOR INCOME TAXES
   Federal                                                           25,349            27,595            21,901
   State                                                              5,712             6,213             4,932
                                                                  ---------------------------------------------
                                                                     31,061            33,808            26,833
                                                                  ---------------------------------------------
NET INCOME                                                        $  52,893         $  57,566         $  45,688
                                                                  ---------------------------------------------
EARNINGS PER SHARE - BASIC                                        $    1.38         $    1.40         $    1.10
                                                                  ---------------------------------------------
EARNINGS PER SHARE - DILUTED                                      $    1.38         $    1.39         $    1.09
                                                                  ---------------------------------------------

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
BOB EVANS FARMS, INC. AND SUBSIDIARIES
Dollars in thousands

                                                                    CAPITAL
                                           COMMON      PREFERRED   IN EXCESS OF   RETAINED      TREASURY
                                            STOCK        STOCK     PAR VALUE      EARNINGS        STOCK       TOTAL
----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY AT 4/25/97              $426          $60     $145,889        $291,364   $  (14,932)    $422,807

Net income                                                                           45,688                    45,688
Dividends declared                                                                  (13,332)                  (13,332)
Treasury stock repurchased                                                                        (3,470)      (3,470)
Treasury stock reissued under employee plans                            789                        4,179        4,968
Stock options granted under employee plans                              146                                       146
Tax reductions - employee plans                                         389                                       389

----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY AT 4/24/98               426           60      147,213         323,720      (14,223)     457,196

Net income                                                                           57,566                    57,566
Dividends declared                                                                  (14,362)                  (14,362)
Treasury stock repurchased                                                                       (42,284)     (42,284)
Treasury stock reissued under employee plans                          3,319                        7,828       11,147
Stock options granted under employee plans                              165                                       165
Tax reductions - employee plans                                         667                                       667

----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY AT 4/30/99               426           60      151,364         366,924      (48,679)     470,095

Net income                                                                           52,893                    52,893
Dividends declared                                                                  (13,537)                  (13,537)
Treasury stock repurchased                                                                       (82,228)     (82,228)
Treasury stock reissued under employee plans                         (1,385)                       2,706        1,321
Stock options granted under employee plans                              122                                       122
Tax reductions - employee plans                                         124                                       124

----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY AT 4/28/00              $426          $60     $150,225        $406,280    $(128,201)    $428,790



                                  See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
BOB EVANS FARMS, INC. AND SUBSIDIARIES
Dollars in thousands

Years Ended April 28, 2000; April 30, 1999; and April 24, 1998                2000              1999             1998
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                 $  52,893         $  57,566         $  45,688
Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                                              36,480            35,386            32,882
   Deferred compensation                                                       3,426             1,190                 0
   Deferred income taxes                                                      (2,844)              623             4,211
   Loss (gain) on sale of assets                                                 (24)               25               243
   Compensation expense attributable to stock plans                              395             1,168               646
Cash provided by (used for) current assets and current liabilities:
   Accounts receivable                                                         3,385            (1,391)             (667)
   Inventories                                                                (2,157)             (224)              891
   Prepaid expenses                                                                3              (155)              689
   Accounts payable                                                             (474)            1,650               790
   Federal and state income taxes                                              4,278             2,683                (8)
   Accrued wages and related liabilities                                      (2,158)            2,661             1,206
   Other accrued expenses                                                        711             4,640             5,373
                                                                           ---------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                 93,914           105,822            91,944

INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                    (96,867)          (68,525)          (47,801)
Purchase of long-term investments                                             (3,483)           (2,412)           (1,550)
Proceeds from sale of property, plant
     and equipment                                                             6,903            11,336             2,492
Cash proceeds from divestitures                                                    0            24,901                 0
Other                                                                          2,117               (44)              180
                                                                           ---------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                    (91,330)          (34,744)          (46,679)

FINANCING ACTIVITIES:
Cash dividends paid                                                          (13,973)          (14,070)          (13,325)
Purchase of treasury stock                                                   (82,228)          (42,284)           (3,470)
Line of credit                                                                74,295           (14,420)          (29,460)
Payments on principal of note payable                                           (402)             (390)             (364)
Proceeds from issuance of treasury stock                                       1,049            10,144             4,468
                                                                           ---------------------------------------------
    NET CASH USED IN FINANCING ACTIVITIES                                    (21,259)          (61,020)          (42,151)
                                                                           ---------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                  (18,675)           10,058             3,114
CASH AND EQUIVALENTS AT THE BEGINNING OF THE YEAR                             25,455            15,397            12,283
                                                                           ---------------------------------------------
CASH AND EQUIVALENTS AT THE END OF THE YEAR                                $   6,780         $  25,455         $  15,397
                                                                           =============================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOB EVANS FARMS, INC. AND SUBSIDIARIES - APRIL 28, 2000
Dollars in thousands unless otherwise noted, except per share amounts

NOTE A -- SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS: Bob Evans Farms, Inc. owns and operates 441 restaurants in 21 states as Bob Evans Restaurants and Owens Family Restaurants. The company also produces fresh and fully cooked pork products, as well as other food products, that are distributed primarily to grocery stores in the East North Central, Mid-Atlantic, Southern and Southwestern United States. Frozen rolls, biscuits and entrees are distributed primarily to grocery stores in Ohio and various surrounding areas. The company's liquid-smoke flavorings are distributed nationally and internationally. In April 1999, the company sold its salad production and charcoal manufacturing businesses (see Note C).

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     FISCAL YEAR: The company's fiscal year ends on the last Friday in April. References herein to 2000, 1999 and 1998 refer to fiscal years ended April 28, 2000; April 30, 1999; and April 24, 1998, respectively. Fiscal 1999 was comprised of 53 weeks as compared to 2000 and 1998, which were both comprised of 52 weeks.

     CASH EQUIVALENTS: The company considers all highly liquid instruments, with a maturity of three months or less when purchased, to be cash equivalents.

     INVENTORIES: The company values inventories at the lower of first-in, first-out cost or market. Inventory includes raw materials and supplies ($10,223 in 2000 and $9,188 in 1999) and finished goods ($6,233 in 2000 and $5,111 in
1999).

     PROPERTY, PLANT AND EQUIPMENT: The company calculates depreciation on the straight-line and accelerated methods at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (15 to 25 years) and machinery and equipment (3 to 10 years). The straight-line depreciation method was adopted for all property placed in service on or after April 30, 1994. Depreciation on property placed in service prior to April 30, 1994, continues to be calculated principally on accelerated methods.

     LONG-TERM INVESTMENTS: Long-term investments include assets held under certain deferred compensation arrangements and investments in income tax credit limited partnerships. Assets held under certain deferred compensation arrangements represent the cash surrender value of company-owned life insurance policies. An offsetting liability for the amount of the cash surrender value is included in the deferred compensation liability on the balance sheet. Investments in income tax credit limited partnerships are recorded at amortized cost. The company amortizes the investments to the expected residual value of the partnerships once the income tax credits are fully utilized. The amortization period of the investments matches the respective income tax credit period.

     COST IN EXCESS OF NET ASSETS ACQUIRED: The cost in excess of net assets acquired (goodwill) is being amortized over 25 years using the straight-line method. The company uses the cash flow method to assess the recoverability of goodwill. Accumulated amortization at April 28, 2000, and April 30, 1999, was $5,299 and $4,615, respectively.

     FINANCIAL INSTRUMENTS: The fair values of the company's financial instruments approximate their carrying values at April 28, 2000, and April 30, 1999. The company entered into an interest rate swap agreement with a bank in 1998 as a hedge against the interest rate risk associated with its borrowings. The swap agreement, with a notional amount of $25 million, effectively locked in a portion of the company's variable rate line-of-credit liability at a fixed rate of 6.18% for 10 years. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense in the statements of income. The company does not use derivative financial instruments for speculative purposes.

     PRE-OPENING EXPENSES: Expenditures related to the opening of new restaurants, other than those for capital assets, are charged to expense when incurred.

     ADVERTISING COSTS: The company expenses advertising costs as incurred. Advertising expense was $41,548; $41,150; and $38,564 in 2000, 1999 and 1998,
respectively.

     COST OF SALES: Cost of sales represents food cost in the restaurant segment and cost of materials in the food products segment.

     COMPREHENSIVE INCOME: Comprehensive income is the same as reported net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOB EVANS FARMS, INC. AND SUBSIDIARIES - APRIL 28, 2000
Dollars in thousands unless otherwise noted, except per share amounts

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

     The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:


                         2000             1999             1998
------------------------------------------------------------------
Basic                38,230,000       41,210,000       41,610,000
Dilutive
 stock options          136,000          299,000          193,000
                     ---------------------------------------------
Diluted              38,366,000       41,509,000       41,803,000
                     =============================================


     Options to purchase 1,048,000; 367,000; and 776,000 shares of common stock in 2000, 1999 and 1998, respectively, were excluded from the diluted earnings-per-share calculations since they were anti-dilutive.



     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

     RECLASSIFICATIONS: Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 classification.

     EFFECT OF NEW ACCOUNTING STANDARDS: The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in 1998 and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, in 1999. The statements require that all derivatives be recorded as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The company is currently assessing the impact of these statements on the company's consolidated financial statements. The company plans to adopt the statements in the first quarter of fiscal 2002.

NOTE B -- CREDIT ARRANGEMENTS

     The company has arrangements with certain banks from which it may borrow up to $150,000 on a short-term basis. The arrangements are reviewed annually for renewal. At April 28, 2000, $99,295 was outstanding under these arrangements. During 2000 and 1999, respectively, the maximum amounts outstanding under these arrangements were $104,165 and $44,240, and the average amounts outstanding were $53,613 and $30,229 with weighted-average interest rates of 6.58% and 6.11%. All interest paid on these arrangements is at floating rates (see Financial Instruments in Note A).

     Interest costs of $1,389; $911; and $1,085 incurred in 2000, 1999 and 1998, respectively, were capitalized in connection with the company's construction activities.

Note C -- Divestitures

   In 1999, the company sold its salad production and charcoal manufacturing businesses. The sales prices of the two transactions totaled $29,152 (comprised of $24,901 in cash and the remainder in short-term receivables) plus the assumption of $1,673 of liabilities. No material gain or loss was realized on the transactions. The company's results of operations for 1999 and 1998 included net sales of $46,318 and $43,529, respectively, and operating income of $355 and $564, respectively, from the divested businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOB EVANS FARMS, INC. AND SUBSIDIARIES - APRIL 28, 2000
Dollars in thousands unless otherwise noted, except per share amounts

NOTE D -- INCOME TAXES

   Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax liabilities and assets as of April 28, 2000, and April 30, 1999, were as follows:



                                               APRIL 28, 2000        April 30, 1999
-----------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
   Loss on impaired assets                         $ 7,546            $ 7,546
   Self-insurance                                    5,985              5,705
   Vacation pay                                      1,150              1,080
   Stock compensation plans                          3,108              2,221
   Accrued bonus                                       530                762
   Inventory and other                                   0                603
                                                   --------------------------------
   TOTAL DEFERRED TAX ASSETS                        18,319             17,917

DEFERRED TAX LIABILITIES:
   Accelerated depreciation/asset disposals         12,615             15,640
   Other taxes                                         180              1,685
   Inventory and other                               2,088                  0
                                                   --------------------------------
   TOTAL DEFERRED TAX LIABILITIES                   14,883             17,325
                                                   --------------------------------
     NET DEFERRED TAX ASSETS                       $ 3,436            $   592
                                                   ================================


Significant components of the provisions for income taxes are as follows:

                              2000             1999             1998
----------------------------------------------------------------------
CURRENT:
   Federal                  $ 27,669         $ 26,869         $ 20,880
   State                       6,235            6,316            5,054
                            ------------------------------------------
    TOTAL CURRENT             33,904           33,185           25,934

DEFERRED:
   Federal                    (2,320)             726            1,021
   State                        (523)            (103)            (122)
                            ------------------------------------------
    TOTAL DEFERRED            (2,843)             623              899
                            ------------------------------------------
TOTAL TAX PROVISIONS        $ 31,061         $ 33,808         $ 26,833
                            ==========================================

The company's provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

                                    2000             1999             1998
-----------------------------------------------------------------------------
Tax at statutory rate             $ 29,384         $ 31,981         $ 25,382
State income tax (net)               3,713            4,039            3,206
Other                               (2,036)          (2,212)          (1,755)
                                  -------------------------------------------
PROVISIONS FOR INCOME TAXES       $ 31,061         $ 33,808         $ 26,833
                                  ===========================================

 Taxes paid during 2000, 1999 and 1998 were $28,390; $28,687; and $22,630, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOB EVANS FARMS, INC. AND SUBSIDIARIES - APRIL 28, 2000
Dollars in thousands unless otherwise noted, except per share amounts

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

     The company's supplemental executive retirement plan (SERP) provides retirement benefits to certain key management employees of the company and its subsidiaries. The purpose of the 1992 nonqualified stock option plan discussed earlier is to fund and settle benefit contributions of the company that may arise under the SERP. To the extent that benefits under the SERP are satisfied by grants of stock options under the nonqualified stock option plan, it operates as an incentive plan that produces both risk and reward to participants based on future growth in the market value of the company's common stock.

     The following table summarizes option-related activity for the last three years:

                                           SHARES               PRICE RANGE
--------------------------------------------------------------------------------
OUTSTANDING, APRIL 25, 1997              1,516,690         $  8.00   to   $21.25
Granted                                    378,364            6.56   to    16.44
Exercised                                 (280,613)           8.69   to    20.50
Canceled or expired                        (97,224)          13.13   to    20.50
OUTSTANDING, APRIL 24, 1998              1,517,217            6.56   to    21.25
Granted                                    414,889            9.94   to    21.38
Exercised                                 (592,988)           6.56   to    21.38
Canceled or expired                       (155,410)           6.56   to    21.38
OUTSTANDING, APRIL 30, 1999              1,183,708            6.56   to    21.38
GRANTED                                    713,062            9.22   to    19.38
EXERCISED                                  (60,583)           9.13   to    20.50
CANCELED OR EXPIRED                       (144,842)           6.56   to    21.38
OUTSTANDING, APRIL 28, 2000              1,691,345            6.56   to    21.38


     In addition to the outstanding options, 4,914,690 stock option shares were available for grant at April 28, 2000. The following table summarizes information regarding stock options outstanding at April 28, 2000:


                                                      OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                           ---------------------------------------------   --------------------------
                                             NUMBER         WEIGHTED-AVG.   WEIGHTED-AVG.    NUMBER    WEIGHTED-AVG.
                                           OUTSTANDING        REMAINING       EXERCISE     EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES                   AT 4/28/00     CONTRACTUAL LIFE      PRICE      AT 4/28/00      PRICE
---------------------------------------------------------------------------------------------------------------------
 $  6.56 to  $10.99                           300,466           12.33        $  9.44         196,949       $ 9.41
   11.00 to   14.99                            48,890            1.99          13.13          33,270        13.13
   15.00 to   15.99                           249,493            6.34          15.31         150,585        15.31
   16.00 to   16.99                            73,443            1.09          16.25          67,287        16.23
   17.00 to   19.99                           688,766            8.37          19.38          21,314        19.43
   20.00 to   21.38                           330,287            6.81          21.38         115,113        21.38
 $  6.56 to  $21.38                         1,691,345            7.97         $17.09         584,518       $14.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOB EVANS FARMS, INC. AND SUBSIDIARIES - APRIL 28, 2000
Dollars in thousands unless otherwise noted, except per share amounts

     The company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and as permitted under SFAS No. 123, applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options. Accordingly, no compensation expense has been recognized for the stock option plans when the exercise price of the options is equal to or greater than the fair market value of the stock at the grant date. Compensation expense recognized in income for stock options granted at less than fair market value in 2000, 1999 and 1998 was $167, $165 and $146, respectively. Had the company elected to recognize compensation expense by using the fair-value method prescribed by SFAS No. 123, pro forma net income and earnings per share would be as follows:

                                     2000              1999              1998
--------------------------------------------------------------------------------
NET INCOME
   As reported                    $   52,893        $   57,566        $   45,688
   Pro forma                          50,066            56,128            45,024

EARNINGS PER SHARE-BASIC
   As reported                    $     1.38        $     1.40        $     1.10
   Pro forma                            1.31              1.36              1.08

EARNINGS PER SHARE-DILUTED
   As reported                    $     1.38        $     1.39        $     1.09
   Pro forma                            1.31              1.35              1.08

Note: The financial effects of applying SFAS No. 123 for the years reported may not be representative of the effects on reported net income and earnings per share in future years.


     Reflected in these pro forma amounts are weighted-average fair values of options of $7.28, $7.39 and $5.08 in 2000, 1999 and 1998, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

                                   2000            1999            1998
------------------------------------------------------------------------
Dividend yield                     2.15%           1.70%           1.70%
Expected volatility               37.74%          32.43%          27.15%
Risk-free interest rate            5.98%           5.57%           6.39%
Expected life (in years)            5.9             5.8             6.0


     The company's long-term incentive plan (LTIP) for managers, an unfunded plan, provides for the award of up to an aggregate of 500,000 shares of the company's common stock to mid-level managers as incentive compensation to attain growth in the net income of the company as well as to help attract and retain management personnel. Shares awarded are restricted until certain vesting requirements are met; at which time all restricted shares are converted to unrestricted shares. LTIP participants are entitled to cash dividends and to vote their respective shares. Restrictions generally limit the sale, pledge or transfer of the shares during a restricted period, not to exceed 12 years. In 2000 and 1999, 113,104 and 55,157 shares, respectively, were awarded as part of the LTIP. No shares were awarded in 1998. Compensation expense attributable to the plan was $301 in 2000, $1,003 in 1999 and $500 in 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOB EVANS FARMS, INC. AND SUBSIDIARIES - APRIL 28, 2000
Dollars in thousands unless otherwise noted, except per share amounts

NOTE F -- OTHER COMPENSATION PLANS

     The company has a profit sharing plan that covers substantially all employees who have at least one year of service. The annual contribution to the plan is at the discretion of the company's board of directors. The company's expenses related to contributions to the plan in 2000, 1999 and 1998 were $3,278; $3,850; and $3,209, respectively.

     In January 1999, the company implemented the Bob Evans Executive Deferral Plan (BEEDP). The BEEDP provides certain executives the opportunity to defer a portion of their current income to future years.

     The company's SERP also provides executives with an option to accept all or a portion of individual awards in the form of nonqualified deferred compensation. The company's expense related to contributions to the SERP deferred compensation plan was $798 in 2000 and $1,026 in 1999. There was no such expense prior to 1999.


NOTE G -- COMMITMENTS AND CONTINGENCIES

     At April 28, 2000, the company had contractual commitments approximating $26,010 for restaurant construction, plant equipment additions and the purchases of land and inventory.

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

NOTE H -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                         FIRST QUARTER           SECOND QUARTER           THIRD QUARTER          FOURTH QUARTER
                     --------------------     --------------------    --------------------    ---------------------
                       2000        1999         2000        1999        2000        1999        2000         1999
-------------------------------------------------------------------------------------------------------------------
Net sales            $243,757    $240,337     $245,599    $239,328    $236,294    $250,530    $ 238,973   $ 238,308
Gross profit          174,711     168,347      176,812     172,677     168,732     181,040      169,980     170,541
Operating income       23,980      22,741       22,865      24,693      19,854      22,910       18,788      21,604
Net income             15,120      14,103       14,380      15,397      12,328      14,280       11,065      13,786
Earnings per share
   Basic                $0.38       $0.34        $0.37       $0.37       $0.33       $0.35        $0.31       $0.34
   Diluted               0.38        0.34         0.37        0.37        0.33        0.34         0.31        0.34
Common stock
   market prices:
   High                $21.38      $21.69       $22.06      $20.75      $17.31      $26.13       $16.13      $23.38
   Low                  18.25       19.31        12.94       18.25       13.50       19.69        12.06       18.31
Cash dividends
   declared              $.09        $.08         $.09        $.09        $.09        $.09         $.09        $.09

-    Gross profit represents net sales less cost of sales (materials).
- Each fiscal quarter is comprised of a 13-week period, except the third quarter of 1999, which had 14 weeks.
- Total quarterly earnings per share may not equal the annual amount because earnings per share is calculated independently for each quarter.
- Stock prices are for the NASDAQ National Market (trading symbol-BOBE), which is the principal market for the company's common stock.
- The number of stockholders of the company's common stock at June 8, 2000, was 42,018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOB EVANS FARMS, INC. AND SUBSIDIARIES - APRIL 28, 2000
Dollars in thousands unless otherwise noted, except per share amounts

     Information on the company's industry segments is summarized as follows:

                                                                     2000                1999               1998
-------------------------------------------------------------------------------------------------------------------
SALES
   Restaurant operations                                           $750,851          $  708,896           $645,330
   Food products                                                    242,384             292,372            275,186
                                                                   ------------------------------------------------
                                                                    993,235           1,001,268            920,516
   Intersegment sales of food products                              (28,612)            (32,765)           (33,678)
                                                                   ------------------------------------------------
     TOTAL                                                         $964,623          $  968,503           $886,838
                                                                   ===============================================
OPERATING INCOME
   Restaurant operations                                           $ 67,877          $   65,905           $ 57,922
   Food products                                                     17,610              26,043             16,538
                                                                   ------------------------------------------------
     TOTAL                                                         $ 85,487          $   91,948           $ 74,460
                                                                   ===============================================
DEPRECIATION AND AMORTIZATION EXPENSE
   Restaurant operations                                           $ 29,165          $   26,475           $ 22,991
   Food products                                                      7,315               8,911              9,891
                                                                   ------------------------------------------------
     TOTAL                                                         $ 36,480          $   35,386           $ 32,882
                                                                   ===============================================
CAPITAL EXPENDITURES
   Restaurant operations                                           $ 91,006          $   61,055           $ 41,794
   Food products                                                      5,861               7,470              6,007
                                                                   ------------------------------------------------
     TOTAL                                                         $ 96,867          $   68,525           $ 47,801
                                                                   ===============================================
IDENTIFIABLE ASSETS
   Restaurant operations                                           $519,168          $  470,033           $448,314
   Food products                                                     75,311              77,412            105,076
                                                                   ------------------------------------------------
                                                                    594,479             547,445            553,390
   General corporate assets                                          29,962              43,007             26,541
                                                                   ------------------------------------------------
     TOTAL                                                         $624,441          $  590,452           $579,931
                                                                   ===============================================

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Bob Evans Farms, Inc.

We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 28, 2000, and April 30, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 28, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. and subsidiaries at April 28, 2000, and April 30, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 28, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
---------------------
Columbus, Ohio
June 6, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF SELECTED FINANCIAL INFORMATION
Bob Evans Farms, Inc. and Subsidiaries

     During the fourth quarter of fiscal 1999, the company sold its salad production and charcoal manufacturing businesses held by wholly owned subsidiaries Mrs. Giles Country Kitchens (Giles) and Hickory Specialties (Hickory), respectively. Therefore, certain comparisons of fiscal 2000 to fiscal 1999 have been adjusted to exclude the effect of the businesses sold. The company's results of operations for fiscal 1999 and 1998 included net sales of $46.3 million and $43.5 million, respectively, and operating income of $355,000 and $564,000, respectively, from the divested businesses. In addition, fiscal 1999 included one more week of operations than both fiscal 2000 and fiscal 1998.

SALES

     Consolidated net sales for Bob Evans Farms, Inc. and subsidiaries decreased $3.9 million, or 0.4%, in 2000 compared to 1999. The 2000 decrease was the net result of a $41.9 million increase in restaurant segment sales and a $45.8 million decrease in food products segment sales. Net sales in 1999 represented a 9.2% increase over 1998 sales. Excluding the divested businesses, consolidated net sales rose $42.4 million, or 4.6%, in fiscal 2000 compared to 1999.

     Restaurant segment sales accounted for 77.8%, 73.2% and 72.8% of total sales for 2000, 1999 and 1998, respectively. The $41.9 million additional restaurant sales in 2000 represented a 5.9% increase over 1999 sales, which were 9.9% higher than 1998 sales.

     The increase in restaurant sales in 2000 was the result of a 3.4% increase in same-store sales (excluding the effect of the extra week in 1999) as well as more restaurants in operation. Same-store sales increased in all four quarters of 2000, and included an average menu price increase of 2.3% for the year. Menu price increases were 2.6% in 1999 and 2.9% in 1998. Same-store sales have improved each quarter since the third quarter of fiscal 1997. New restaurant openings also provided additional sales growth as stores in operation totaled 441 at the end of 2000 compared to 424 at the end of 1999. The fiscal 2000 openings included further expansion into existing markets for the company with an emphasis on North Carolina, where four new restaurants were opened. In addition, the company opened its first units in Memphis, Tenn., and Kansas. During 2000, the company closed nine under-performing restaurants. The following chart summarizes the openings and closings during the last two years:

                       BEGINNING       OPENED       CLOSED       ENDING
-----------------------------------------------------------------------
FISCAL YEAR 2000
First Quarter            424              1           1           424
Second Quarter           424              7           2           429
Third Quarter            429              8           6           431
Fourth Quarter           431             10           0           441

FISCAL YEAR 1999
First Quarter            408              0           1           407
Second Quarter           407              2           1           408
Third Quarter            408              5           1           412
Fourth Quarter           412             13           1           424

     Management believes that seasonal product promotions and an emphasis on dessert and carryout sales have contributed to the sales increase in 2000. Sales also benefited from the updated appearance of many of the restaurants, of which 60 were remodeled and nine were rebuilt in the past year. In addition, management believes that excellent customer service, reflective of a commitment to full staffing at all restaurants, has been a key driver of sales growth.

     Various promotional programs were employed throughout 2000 and 1999, including those involving gift certificates, children's programs and seasonal menu offerings. No single menu item or promotional program had a material impact on sales, although management believes that without the menu changes and promotional programs, same-store sales comparisons would have been less favorable.

     Food products segment sales accounted for 22.2%, 26.8% and 27.2% of total sales for 2000, 1999 and 1998, respectively. The $0.5 million (0.2%) sales increase, excluding the divested businesses, in the food products segment in 2000 was comprised of a $1.1 million sales increase in sausage and other products, partially offset by a $0.6 million decrease in sales of liquid-smoke flavorings. The $18.1 million (7.5%) sales increase in the food products segment in 1999 was comprised of a $15.2 million sales increase in sausage and other products and a $2.9 million increase in sales at Hickory and Giles.

     Increases in sausage sales in 2000 were primarily due to a 2% increase in pounds sold of comparable products over 1999, which were 10% higher than in 1998 (all volume calculations exclude the effect of the extra week in 1999). Fiscal 2000 also benefited from expansion into a new marketing territory-the Kansas City metropolitan area. In 2000 and 1999, additional sales were provided by newer products, such as refrigerated home fries, hash browns, mashed potatoes and chicken and noodles. The average benchmark retail price for a one-pound roll of sausage in 2000 was $3.04 compared to an average price of $2.99 for 1999 and $3.07 for 1998.

     Increased promotional activity and new items' contributions to sales led to higher unit volume in the first half of 2000. However, as hog costs began a significant upward trend in the last half of the year, the company responded with both a large reduction in its promotional activity and a price increase. These actions, in turn, led to lower unit volumes, but helped minimize the decrease in profit margins.

COST OF SALES

     Consolidated cost of sales (cost of materials) was 28.4%, 28.5% and 30.6% of sales in 2000, 1999 and 1998, respectively.

     In the restaurant segment, food cost (cost of sales) was 25.2%, 25.7% and 26.2% of sales in 2000, 1999 and 1998, respectively. The improvement in 2000 was due mainly to favorable commodity prices and discounts received on large volume purchases. The 1999 improvement in food cost was mostly reflective of changes in product mix. Management believes that changes made in the menu layout to highlight higher margin offerings contributed to the positive changes in product mix. Food cost comparisons in both 2000 and 1999 to the prior year were positively impacted by menu price increases.

     In the food products segment, cost of sales was 40.0%, 36.1% and 42.5% in 2000, 1999 and 1998, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF SELECTED FINANCIAL INFORMATION
Bob Evans Farms, Inc. and Subsidiaries

These percentages were reflective of fluctuating hog costs, which averaged $34.81, $25.59 and $40.43 per hundredweight in 2000, 1999 and 1998, respectively. The 2000 average represented a 36.0% increase compared to 1999, and the 1999 average was a 36.7% reduction compared to 1998. Hog costs trended downward from the first quarter of 1998 through the third quarter of 1999, when they were at record-low levels. Hog costs began rising from that point, and rose precipitously in the middle of the third quarter of 2000.

OPERATING WAGE AND
FRINGE BENEFIT EXPENSES

     Consolidated operating wage and fringe benefit expenses were 33.2%, 31.7% and 31.1% of sales in 2000, 1999 and 1998, respectively.

     In the restaurant segment, operating wage and fringe benefit expenses represented 39.3% of sales for 2000; 38.8% for 1999; and 38.3% for 1998. The increase in 2000 was primarily due to higher hourly wages. The lowest national unemployment rates in 30 years have led to increased competition among employers for workers, which has led to higher hourly wage rates for the company. The increase in 1999 was due largely to higher management wages and health insurance costs. The increased management wages reflected a continuing effort by the company to provide competitive wages.

     In the food products segment, operating wage and fringe benefit expenses were 11.9% of sales for 2000; 12.2% for 1999; and 11.8% for 1998. Excluding the divested businesses, the operating wage and fringe benefit expenses were 11.5% of sales for 1999 and 11.2% for 1998. The increase in 2000, excluding the divested businesses, was primarily due to higher hourly wages that were also impacted by the unusually low national unemployment rate. The increase in 1999 compared to 1998, excluding the divested businesses, was due to the significant increase in volume produced in 1999, which required additional labor resources.

OTHER OPERATING EXPENSES

     More than 90% of other operating expenses occurred in the restaurant segment; the most significant components of which were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than income taxes) and credit card processing fees. Consolidated other operating expenses represented 14.4%, 13.6% and 13.7% of sales in 2000, 1999 and 1998, respectively. Operating expenses, as a percentage of sales, increased in fiscal 2000 primarily due to higher advertising expense, restaurant supplies and credit card processing fees. In 1999, the decrease was due mostly to improved leverage of expenses as a result of large same-store sales increases.

SELLING, GENERAL
AND ADMINISTRATIVE EXPENSES

     The most significant components of selling, general and administrative expenses were wages and fringe benefits and food products segment promotional and advertising expenses. Consolidated selling, general and administrative expenses represented 11.4%, 13.2% and 12.6% of sales in 2000, 1999 and 1998, respectively. The decrease for 2000 reflected the decreased promotional activity for the company's food products in the second half of the year. As hog prices trended upward in the last half of 2000, the company opted to significantly decrease in-store promotions and advertising allowances to partially offset the rising cost of materials. The decrease was also impacted by lower bonus accruals. The increase in 1999 reflected the increased promotional activity that was exercised when hog prices were on a downward trend.

TAXES

     The effective federal and state income tax rates were 37.0% in 2000, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Cash and equivalents totaled $6.8 million at April 28, 2000, and $25.5 million at April 30, 1999. Dividends paid represented 26.4% of net income in 2000 and 24.4% of net income in 1999.

     Bank lines of credit were used for liquidity needs, capital expansion and purchases of treasury shares during 2000 and 1999. At April 28, 2000, $99.3 million was outstanding under such arrangements. Unused bank lines of credit available at year-end were $50.7 million. The company believes that the funds needed for capital expenditures, working capital and treasury share purchases during 2001 will be generated internally and from available bank lines of credit. Longer-term financing alternatives will continue to be evaluated by the company as warranted.

     At April 28, 2000, the company had contractual commitments for restaurant construction, plant equipment additions and the purchases of land and inventory of approximately $26.0 million. Capital expenditures for 2001 are expected to approximate $94.0 million and depreciation and amortization expenses are expected to approximate $40.0 million. The company plans to open approximately 30 restaurants in fiscal 2001, as well as upgrade various property, plant and equipment in both segments.

IMPACT OF YEAR 2000

     In prior years, the company discussed the nature and progress of its plans to become Year 2000 ready. Late in calendar 1999, the company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The company expensed less than $500,000 to date in connection with remediating its systems. The company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

     The restaurant industry is an intensely competitive environment that will continue to challenge and influence the company's restaurant segment. Competition from restaurants in the quick-service, casual-dining and family-style categories is greater than ever. Increased numbers of restaurants have provided more options for consumers and have tended to suppress the industry's same-store sales. The industry has seen several restaurant chains struggle to maintain market share and have had to close substantial numbers of locations. Same-store sales for Bob Evans Restaurants have been strong for three years in a row: the increase was 3.4% in 2000, 5.6% in 1999 and 4.6% in 1998. The impact of same-store sales on overall sales and corresponding profit margins is significant. All restaurants continue to be evaluated by management in order to identify under-performing units. In fiscal 2000, the company closed nine restaurants. Depending on profitability, as well as changes in site and access, the company may close other restaurants in fiscal 2001.

     Competition for qualified labor was a challenge in fiscal 2000 and is expected to continue in fiscal 2001. The lowest national unemployment rate in 30 years has increased this competition and has led to higher wage rates in the restaurant industry. Proposed increases in the federally mandated minimum wage may have an impact in the future as Congress considers additional increases to the rate currently in effect.

     Availability of sites and weather conditions generate uncertainty when evaluating future expansion. However, the plans for fiscal 2001 are to add approximately 30 new restaurants in comparison to 26 in 2000 and 20 in 1999.

     Food products segment business risks include: hog costs, governmental initiatives and general (economy, weather, consumer acceptance, etc.). The prices to be paid in the live hog market have always been an uncertainty for the food products segment as was evidenced in fiscal 2000 and fiscal 1999. In the third quarter of 1999, hog costs were at record-low levels. In 2000, hog cost averages increased nearly 50% from just the second to the fourth quarter. Trends at the beginning of fiscal 2001 lead management to believe that hog costs in 2001 may be even higher than in 2000.

     Another uncertainty is the consumer acceptance of new items. Some of the planned product introductions in fiscal 2001 include frozen sausage gravy, expansion of the Snackwich convenience items and expanded distribution of the refrigerated mashed potatoes.

     The restaurant and food products segments share various risks and uncertainties. Food safety is an issue that has taken precedence: risk of food contamination is an issue focused on by the company at its restaurants as well as in the manufacturing of its food products. The company has continued emphasis upon quality control programs that limit the company's exposure, including compliance with all aspects of the Hazard Analysis of Critical Control Points program. Increased government initiatives at the local, state and federal level tend to increase costs and present challenges to management in both segments of the business.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the company's actual results for fiscal 2001 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks and uncertainties set forth above in "Management's Discussion of Risk Factors," as well as other assumptions, risks, uncertainties and factors previously disclosed in this report, the company's securities filings and press releases.

                              BOB EVANS FARMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED APRIL 28, 2000

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

3(e)                      Amended and Restated By-Laws of the               Attached hereto.
                          Company

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
                                                                            (File No. 0-1667)


Exhibit
Number                    Description                                       Location
------                    -----------                                       --------

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

10(c)                     Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          401K Retirement Plan Trust (effective             Exhibit 4(f) to the Company's
                          May 1, 1990)                                      Pre-Effective Amendment No. 1 to Form
                                                                            S-8 Registration Statement, filed April
                                                                            27, 1990 (Registration No. 33-34149)

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

10(e)                     Agreement, dated Feb. 24, 1989,                   Incorporated herein by reference to
                          between Daniel E. Evans and Bob Evans             Exhibit 10(g) to the Company's Annual
                          Farms, Inc.; and, Schedule A to                   Report on Form 10-K for the fiscal
                          Exhibit 10(e) identifying other                   year ended April 28, 1989
                          substantially identical Agreements                (File No. 0-1667); Incorporated
                          between Bob Evans Farms, Inc. and                 herein by reference to the Company's
                          certain of the executive officers of              Annual Report on Form 10-K for the
                          Bob Evans Farms, Inc.                             fiscal year ended April 30, 1999
                                                                            (File No. 0-1667)

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
                                                                            0-1667)

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------
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

10(p)                     Bob Evans Farms, Inc. Nonqualified                Incorporated herein by reference to
                          Salary Deferral Plan                              Exhibit 10(p) to the Company's Annual
                                                                            Report on Form 10-K for the fiscal
                                                                            year ended April 30, 1999 (File No.
                                                                            0-1667)

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------

13                        Company's Annual Report to                        Incorporated herein.
                          Stockholders for the fiscal year
                          ended April 28, 2000 (Not deemed
                          filed except for portions thereof
                          which are specifically incorporated
                          by reference into this Annual Report
                          on Form 10-K)

21                        Subsidiaries of the Company                       Attached hereto.

23                        Consent of Ernst & Young, LLP                     Attached hereto.

27                        Financial Data Schedule                           Attached hereto.