Form 10-Q
period 2000-07-28
EVANS BOB FARMS INC
filed 2000-09-07
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

      (Mark One)

         (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               July 28, 2000
                              ------------------------------------------

                                       OR

         ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -----------------------------

Commission file number              0-1667
                               -----------------------------

                              Bob Evans Farms, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                           31-4421866
     ---------------------------------             -------------------
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)             Identification No.)



                  3776 South High Street  Columbus, Ohio 43207
       ------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                (614)  491-2225
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)



       ------------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X       No
     -----        -----

         As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares, of which 35,180,503 were outstanding.

                                   BOB EVANS FARMS, INC.
                               PART I - FINANCIAL INFORMATION
                                ITEM 1. FINANCIAL STATEMENTS
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                (Dollars in thousands)
                                                           July 28, 2000   April 28, 2000
                                                           -------------   --------------
                                                               Unaudited          Audited
                                                               ---------          -------
ASSETS
Current assets
         Cash and equivalents                                  $   3,268        $   6,780
         Accounts receivable                                      14,290           13,651
         Inventories                                              15,652           16,456
         Deferred income taxes                                     7,665            7,665
         Prepaid expenses                                          2,231            1,694
                                                               ---------        ---------
                  TOTAL CURRENT ASSETS                            43,106           46,246

Property, plant and equipment                                    844,363          825,541
         Less accumulated depreciation                           285,279          278,947
                                                               ---------        ---------
                  NET PROPERTY, PLANT AND EQUIPMENT              559,084          546,594

Other assets
         Deposits and other                                        1,510            1,388
         Long-term investments                                    11,602           11,400
         Deferred income taxes                                    10,654           10,654
         Cost in excess of net assets acquired                     7,721            7,849
         Other intangible assets                                     271              310
                                                               =========        =========
                  TOTAL OTHER ASSETS                              31,758           31,601
                                                               ---------        ---------
                                                               $ 633,948        $ 624,441
                                                               =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
         Line of credit                                        $  96,780        $  99,295
         Accounts payable                                         11,562            9,085
         Dividends payable                                         3,166            3,191
         Federal and state income taxes                           11,377            5,050
         Accrued wages and related liabilities                    11,781           14,851
         Other accrued expenses                                   43,914           44,249
                                                               =========        =========
                  TOTAL CURRENT LIABILITIES                      178,580          175,721

Long-term liabilities
         Deferred compensation                                     5,197            4,616
         Deferred income taxes                                    14,883           14,883
         Notes payable (net of discount of $24 at
           July 28, 2000, and $34 at April 28, 2000)                 441              431
                                                               ---------        ---------
                  TOTAL LONG-TERM LIABILITIES                     20,521           19,930

Stockholders' equity
         Common stock, $.01 par value;
          authorized 100,000,000 shares; issued
          42,638,118 shares at July 28, 2000,
          and April 28, 2000                                         426              426
         Preferred stock, authorized 1,200 shares;
          issued 120 shares at July 28, 2000,
          and April 28, 2000                                          60               60
         Capital in excess of par value                          150,179          150,225
         Retained earnings                                       416,538          406,280
         Treasury stock, 7,457,615 shares at July 28, 2000,
          and 7,180,340 shares at April 28, 2000, at cost       (132,356)        (128,201)
                                                               ---------        ---------
                  TOTAL STOCKHOLDERS' EQUITY                     434,847          428,790
                                                               ---------        ---------
                                                               $ 633,948        $ 624,441
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

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         UNAUDITED
                                         ---------


                                          (Dollars in thousands, except per share amounts)

                                                         Three Months Ended
                                                         ------------------
                                                  July 28, 2000    July 30, 1999
                                                  -------------    -------------
NET SALES                                              $255,601        $243,757

    Cost of sales                                        73,646          69,046
    Operating wage and fringe benefit expenses           86,699          80,324
    Other operating expenses                             36,422          35,026
    Selling, general and administrative expenses         26,945          26,607
    Depreciation and amortization expense                 9,724           8,774
                                                       --------        --------
OPERATING INCOME                                         22,165          23,980

    Net interest income (expense)                        (1,351)             20
                                                       --------        --------

INCOME BEFORE INCOME TAXES                               20,814          24,000

PROVISIONS FOR INCOME TAXES
    Federal                                               6,286           7,248
    State                                                 1,103           1,632
                                                       --------        --------
                                                          7,389           8,880
                                                       --------        --------

NET INCOME                                             $ 13,425        $ 15,120
                                                       ========        ========


EARNINGS PER SHARE - BASIC                             $   0.38        $   0.38
                                                       ========        ========

EARNINGS PER SHARE - DILUTED                           $   0.38        $   0.38
                                                       ========        ========

CASH DIVIDENDS PER SHARE                               $   0.09        $   0.09
                                                       ========        ========

     The accompanying notes are an integral part of the financial statements

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        UNAUDITED
                                        ---------



                                                              (Dollars in thousands)

                                                               Three Months Ended
                                                               ------------------
                                                         July 28, 2000   July 30, 1999
                                                         -------------   -------------
OPERATING ACTIVITIES:
  Net income                                                  $ 13,425        $ 15,120

  Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization                             9,724           8,774
       Loss (gain) on sale of assets                                 3             (93)
       Deferred compensation                                       503             722
       Compensation expense attributable to stock plans            304             229
       Cash provided by (used for) current assets
               and current liabilities:
          Accounts receivable                                     (639)          3,254
          Inventories                                              804            (226)
          Prepaid expenses                                        (537)         (1,114)
          Accounts payable                                       2,477             235
          Federal and state income taxes                         6,327           4,921
          Accrued wages and related liabilities                 (3,070)         (5,798)
          Other accrued expenses                                  (561)         (4,065)
                                                              --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       28,760          21,959

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                    (22,346)        (18,889)
  Purchase of long-term investments                               (310)         (1,644)
  Proceeds from sale of property, plant and equipment              403             628
  Other                                                           (111)            652
                                                              --------        --------
NET CASH USED IN INVESTING ACTIVITIES                          (22,364)        (19,253)

FINANCING ACTIVITIES:
  Cash dividends paid                                           (3,192)         (3,627)
  Line of credit                                                (2,515)         11,100
  Purchase of treasury stock                                    (4,319)        (18,635)
  Proceeds from issuance of treasury stock                         118             522
                                                              --------        --------
NET CASH USED IN FINANCING ACTIVITIES                           (9,908)        (10,640)
                                                              --------        --------

Decrease in cash and equivalents                                (3,512)         (7,934)

Cash and equivalents at the beginning of the period              6,780          25,455
                                                              --------        --------

Cash and equivalents at the end of the period                 $  3,268        $ 17,521
                                                              ========        ========


    The accompanying notes are an integral part of the financial statements.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED
                                    ---------


1.       Unaudited Financial Statements
         ------------------------------
         The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. No significant changes have occurred in the disclosures made in Form 10-K for the fiscal year ended April 28, 2000 (refer to Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

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

         The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                        (in thousands)
                                                     Three Months Ended
                                                     ------------------
                                             July 28, 2000      July 30, 1999
                 ------------------------------------------------------------
                 Basic                              35,367             39,926
                 Effect of dilutive
                     stock options                      93                221
                                                    ------             ------
                 Diluted                            35,460             40,147
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

                                                              (in thousands)
                                                            Three Months Ended
                                                            ------------------
                                                     July 28, 2000      July 30, 1999
         ----------------------------------------------------------------------------
         Sales
           Restaurant Operations                          $205,337           $193,783
           Food Products                                    58,142             57,202
                                                          --------           --------
                                                           263,479            250,985
           Intersegment sales of food products              (7,878)            (7,228)
                                                          --------           --------
             Total                                        $255,601           $243,757
                                                          ========           ========

         Operating Income
           Restaurant Operations                          $ 20,629           $ 19,919
           Food Products                                     1,536              4,061
                                                          --------           --------
             Total                                        $ 22,165           $ 23,980
                                                          ========           ========

4.       Reclassifications
         -----------------
         Certain prior period amounts have been reclassified to conform to the current classification.

5.       New Accounting Standards
         ------------------------
         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in 1998 and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, in 1999. The statements require that all derivatives be recorded as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The company is currently assessing the impact of these statements on the company's consolidated financial statements. The company plans to adopt the statements in the first quarter of fiscal 2002.

         In December 1999, the SEC staff released Staff Accounting Bulletin
         (SAB) No. 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The company has examined the guidance provided in SAB No. 101 and has determined that it does not result in a change to the company's existing revenue recognition practices.

         On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. The interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, Accounting for Stock Issued to Employees. The company has assessed the impact of this interpretation on the company's consolidated financial statements and has determined that it will not have an impact at the present time.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


SALES

         Consolidated net sales increased $11.8 million, or 4.9%, for the first quarter ended July 28, 2000, compared to the corresponding quarter a year ago. The increase was the result of an $11.5 million increase in restaurant segment sales and a $0.3 million increase in food products segment sales. Restaurant segment sales accounted for approximately 80% of total sales in the first quarter of fiscal 2001.

         The increase of $11.5 million additional restaurant sales in the first quarter, a 6.0% increase over the same quarter a year ago, were primarily the result of a 2.4% increase in same-store sales as well as more restaurants in operation. The same-store sales increase, inclusive of an average menu price increase of 3.5%, reflects the continued trend of quarterly same-store sales gains for over three years. Additional sales growth was provided by an increase in the number of operating locations: 443 restaurants in operation at the end of the first quarter this year versus 424 a year earlier.

         The chart below summarizes the restaurant openings and closings during the last five quarters:

                          Beginning      Opened     Closed     Ending
     --------------------------------------------------------------------
     Fiscal 2001
        1st quarter          441           3           1         443

     Fiscal 2000
        1st quarter          424           1           1         424
        2nd quarter          424           7           2         429
        3rd quarter          429           8           6         431
        4th quarter          431          10           0         441

         The company expects to open approximately 30 stores in fiscal 2001, mostly in the second half of the year.

         Food Products segment sales were relatively flat in the first quarter compared to the corresponding quarter a year ago. A 4% decrease in comparable pounds of sausage products sold nearly offset additional sales provided by new products and higher sales prices. The average benchmark retail price for a one-pound roll of sausage for the first quarter was $3.19 compared to $2.99 for the same period last year.

COST OF SALES

         Consolidated cost of sales (cost of materials) was 28.8% of sales in the first quarter of fiscal 2001 compared to 28.3% of sales in the first quarter of fiscal 2000. Restaurant segment cost of sales (food cost) was more favorable at 25.1% of sales for the first quarter compared to 25.7% of sales for the same period a year ago. Food products segment cost of sales increased to 44.1% versus 38.7% of sales in the first quarter this year versus the corresponding period last year. This increase was mainly due to hog costs averaging $42.71 per hundredweight for the first three months of fiscal 2001 versus $32.60 per hundredweight in the same period last year, a 31.0% increase.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

         Consolidated operating wage and fringe benefit expenses were 33.9% of sales for the first quarter of fiscal 2001 compared to 33.0% of sales in the first quarter of fiscal 2000. In the restaurant segment, operating wage and fringe benefit expenses represented 39.1% of sales for the first three months of fiscal 2001 compared to 38.1% for the same period a year ago. In the food products segment, operating wage and fringe benefit expenses were 12.7% of sales versus 12.8% for the corresponding quarter a year ago. Higher management and hourly wage expense contributed to the increase in the restaurant segment's percentage.

OTHER OPERATING EXPENSES

          Over 90% of other operating expenses occurred in the restaurant segment in the first quarter this year; the most significant components of which were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than income taxes) and credit card processing fees. Consolidated other operating expenses for the first three months of fiscal 2001, as a percentage of sales, were 14.2% compared to 14.4% in the same period a year ago. There were no significant differences in any of the components of other operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         As a percentage of sales, consolidated selling, general and administrative expenses were 10.5% and 10.9% in the first quarters of fiscal 2001 and fiscal 2000, respectively. The most significant components of selling, general and administrative expenses were wages, fringe benefits and food products segment promotional and advertising expenses. The decrease as a percentage of sales was due mostly to less promotional expenses for food products.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs, capital expansion and purchases of treasury shares at various times. The total bank lines of credit available is $150.0 million, of which $96.8 million was outstanding at July 28, 2000.

         The company believes that the funds needed for capital expenditures, working capital and treasury share purchases during the remainder of fiscal 2001 will be generated both internally and from available bank lines of credit. Longer-term financing alternatives will continue to be evaluated by the company as warranted.

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

                           PART II - OTHER INFORMATION

                            ITEM 5. OTHER INFORMATION

         As discussed in the company's Proxy Statement for the 2000 Annual Meeting of Stockholders, any qualified stockholder of the company who intends to submit a proposal at the 2001 Annual Meeting of Stockholders (the "2001 Annual Meeting") must submit such proposal to the company not later than April 10, 2001 to be considered for inclusion in the company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a stockholder intends to present a proposal at the 2001 Annual Meeting of Stockholders, but has not sought the inclusion of such proposal in the company's Proxy Materials, such proposal must be received by the company prior to June 26, 2001 or the company's management proxies for the 2001 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the company's Proxy Materials.

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

                                                  Bob Evans Farms, Inc.
                                        ---------------------------------------
                                                       Registrant


                                                  /s/ Stewart K. Owens
                                        ---------------------------------------
                                                    Stewart K. Owens
                                         President and Chief Executive Officer


                                                 /s/ Donald J. Radkoski
                                        ---------------------------------------
                                                   Donald J. Radkoski
                                           Group Vice President and Treasurer
                                               (Chief Financial Officer)

   September 7, 2000
   -----------------
        Date