Form 10-Q
period 2000-10-27
EVANS BOB FARMS INC
filed 2000-12-04
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  October 27, 2000
                              --------------------------------------------------

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              --------------------------------------------------

Commission file number              0-1667
                      ----------------------------------------------------------


                              Bob Evans Farms, Inc.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         31-4421866
-----------------------------------            ---------------------------------
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

      As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares, of which 34,792,562 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              (Dollars in thousands)
                                                                     Oct. 27, 2000          April 28, 2000
                                                                     -------------          --------------
                                                                        Unaudited             Audited
                                                                        ---------             -------
ASSETS

Current assets
         Cash and equivalents                                           $   5,000          $   6,780
         Accounts receivable                                               15,295             13,651
         Inventories                                                       16,823             16,456
         Deferred income taxes                                              7,665              7,665
         Prepaid expenses                                                   2,132              1,694
                                                                        ---------          ---------
                  TOTAL CURRENT ASSETS                                     46,915             46,246

Property, plant and equipment                                             866,640            825,541
         Less accumulated depreciation                                    290,876            278,947
                                                                        ---------          ---------
                  NET PROPERTY, PLANT AND EQUIPMENT                       575,764            546,594

Other assets
         Deposits and other                                                 1,715              1,388
         Long-term investments                                             11,636             11,400
         Deferred income taxes                                             10,654             10,654
         Cost in excess of net assets acquired                              7,593              7,849
         Other intangible assets                                              233                310
                                                                        ---------          ---------
                  TOTAL OTHER ASSETS                                       31,831             31,601
                                                                        ---------          ---------
                                                                        $ 654,510          $ 624,441
                                                                        =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Line of credit                                                 $ 102,140          $  99,295
         Accounts payable                                                  12,037              9,085
         Dividends payable                                                  3,144              3,191
         Federal and state income taxes                                    18,725              5,050
         Accrued wages and related liabilities                             14,197             14,851
         Other accrued expenses                                            44,600             44,249
                                                                        ---------          ---------
                  TOTAL CURRENT LIABILITIES                               194,843            175,721

Long-term liabilities
         Deferred compensation                                              5,200              4,616
         Deferred income taxes                                             14,883             14,883
         Notes payable (net of discount of $14 at
           Oct. 27, 2000, and $34 at April 28, 2000)                          451                431
                                                                        ---------          ---------
                  TOTAL LONG-TERM LIABILITIES                              20,534             19,930

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000
          shares; issued 42,638,118 shares at Oct. 27, 2000,
          and April 28, 2000                                                  426                426
         Preferred stock, authorized 1,200 shares; issued 120
          shares at Oct. 27, 2000, and April 28, 2000                          60                 60
         Capital in excess of par value                                   150,130            150,225
         Retained earnings                                                427,412            406,280
         Treasury stock, 7,845,556 shares at Oct. 27, 2000,
          and 7,180,340 shares at April 28, 2000, at cost                (138,895)          (128,201)
                                                                        ---------          ---------
                  TOTAL STOCKHOLDERS' EQUITY                              439,133            428,790
                                                                        ---------          ---------
                                                                        $ 654,510          $ 624,441
                                                                        =========          =========

    The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                                    ---------

                                                           (Dollars in thousands, except per share amounts)

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           ------------------              ----------------

                                                          OCT. 27,     OCT. 29,           OCT. 27,     OCT. 29,
                                                            2000         1999               2000         1999
                                                          --------     --------           --------     --------
NET SALES                                               $ 261,316    $ 245,599          $ 516,917    $ 489,356

    Cost of sales                                          75,015       68,787            148,661      137,833
    Operating wage and fringe benefit expenses             87,435       80,868            174,134      161,192
    Other operating expenses                               37,997       35,358             74,419       70,384
    Selling, general and administrative expenses           28,302       28,808             55,247       55,415
    Depreciation and amortization expense                   9,754        8,913             19,478       17,687
                                                        ---------    ---------          ---------    ---------
OPERATING INCOME                                           22,813       22,865             44,978       46,845

    Net interest expense                                   (1,075)         (40)            (2,426)         (20)
                                                        ---------    ---------          ---------    ---------

INCOME BEFORE INCOME TAXES                                 21,738       22,825             42,552       46,825

PROVISIONS FOR INCOME TAXES
    Federal                                                 6,565        6,893             12,851       14,141
    State                                                   1,152        1,552              2,255        3,184
                                                        ---------    ---------          ---------    ---------
                                                            7,717        8,445             15,106       17,325
                                                        ---------    ---------          ---------    ---------

NET INCOME                                              $  14,021    $  14,380          $  27,446    $  29,500
                                                        =========    =========          =========    =========


EARNINGS PER SHARE - BASIC                              $    0.40    $    0.37          $    0.78    $    0.75
                                                        =========    =========          =========    =========

EARNINGS PER SHARE - DILUTED                            $    0.40    $    0.37          $    0.78    $    0.74
                                                        =========    =========          =========    =========

CASH DIVIDENDS PER SHARE                                $    0.09    $    0.09          $    0.18    $    0.18
                                                        =========    =========          =========    =========


     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                    ---------

                                                                       (Dollars in thousands)

                                                                         SIX MONTHS ENDED
                                                                         ----------------

                                                                     OCT. 27,           OCT. 29,
                                                                       2000               1999
                                                                    ---------           --------

OPERATING ACTIVITIES:
  Net income                                                        $ 27,446            $ 29,500

  Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation and amortization                                  19,478              17,687
       Gain on sale of property and equipment                             (7)                (96)
       Deferred compensation                                             402               1,061
       Compensation expense attributable to stock plans                  638                 484
       Cash provided by (used for) current assets
           and current liabilities:
          Accounts receivable                                         (1,644)              2,670
          Inventories                                                   (367)             (1,927)
          Prepaid expenses                                              (438)             (1,047)
          Accounts payable                                             2,952               1,694
          Federal and state income taxes                              13,675               2,790
          Accrued wages and related liabilities                         (654)             (3,514)
          Other accrued expenses                                        (105)             (5,293)
                                                                    --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             61,376              44,009

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                          (50,664)            (43,409)
  Purchase of long-term investments                                     (452)             (1,945)
  Proceeds from sale of property, plant and equipment                  2,571               4,695
  Other                                                                 (306)              1,042
                                                                    --------            --------
NET CASH USED IN INVESTING ACTIVITIES                                (48,851)            (39,617)

FINANCING ACTIVITIES:
  Cash dividends paid                                                 (6,361)             (7,181)
  Line of credit                                                       2,845              25,105
  Purchase of treasury stock                                         (11,219)            (39,106)
  Proceeds from issuance of treasury stock                               430                 988
                                                                    --------            --------
NET CASH USED IN FINANCING ACTIVITIES                                (14,305)            (20,194)
                                                                    --------            --------

Decrease in cash and equivalents                                      (1,780)            (15,802)

Cash and equivalents at the beginning of the period                    6,780              25,455
                                                                    --------            --------

Cash and equivalents at the end of the period                       $  5,000            $  9,653
                                                                    ========            ========


    The accompanying notes are an integral part of the financial statements.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED
                                    ---------



1.    UNAUDITED FINANCIAL STATEMENTS

      The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. No significant changes have occurred in the disclosures made in Form 10-K for the fiscal year ended April 28, 2000 (refer to Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

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

      The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:


                                                        (in thousands)
                                      THREE MONTHS ENDED                          SIX MONTHS ENDED
                                      ------------------                          ----------------
                                Oct. 27, 2000      Oct. 29, 1999         Oct. 27, 2000      Oct. 29, 1999
      ----------------------------------------------------------------------------------------------------
      Basic                        35,026             39,009                35,196             39,468
      Effect of dilutive
          stock options               292                204                   176                211
                                   ------             ------                ------             ------
      Diluted                      35,318             39,213                35,372             39,679
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


                                                                           (in thousands)
                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        ------------------                  ----------------
                                                    Oct. 27, 2000   Oct. 29, 1999      Oct. 27, 2000   Oct. 29, 1999
      ---------------------------------------------------------------------------------------------------------------
      Sales
        Restaurant Operations                          $206,529       $192,576           $411,866        $386,359
        Food Products                                    62,513         60,148            120,655         117,350
                                                       --------       --------           --------        --------
                                                        269,042        252,724            532,521         503,709
        Intersegment sales of food products              (7,726)        (7,125)           (15,604)        (14,353)
                                                       --------       --------           --------        --------
          Total                                        $261,316       $245,599           $516,917        $489,356
                                                       ========       ========           ========        ========

      Operating Income
        Restaurant Operations                          $ 19,102       $ 18,514           $ 39,731        $ 38,433
        Food Products                                     3,711          4,351              5,247           8,412
                                                       --------       --------           --------        --------
          Total                                        $ 22,813       $ 22,865           $ 44,978        $ 46,845
                                                       ========       ========           ========        ========



4.    RECLASSIFICATIONS

      Certain prior period amounts have been reclassified to conform to the current classification.

5.    NEW ACCOUNTING STANDARDS

      The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in 1998, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, in 1999 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities- An Amendment of SFAS No. 133, in 2000. The statements require that all derivatives be recorded as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The company has assessed the impact of these statements on the company's consolidated financial statements and currently anticipates that they will have an insignificant impact. The company plans to adopt the statements in the first quarter of fiscal 2002.

      In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The company has examined the guidance provided in SAB No. 101 and has determined that it does not require a change to the company's existing revenue recognition practices.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


SALES

      Consolidated net sales increased $15.7 million, or 6.4%, for the second quarter ended October 27, 2000, compared to the corresponding quarter a year ago. The increase was the result of a $13.9 million increase in restaurant segment sales and a $1.8 million increase in food products segment sales. Restaurant segment sales accounted for approximately 79% of total sales in the second quarter of fiscal 2001. For the six-month period ended October 27, 2000, consolidated net sales increased $27.6 million, or 5.6%, compared to the previous year.

      The restaurant sales increase of $13.9 million in the second quarter, a 7.2% increase over the same quarter a year ago, was primarily the result of a 3.0% increase in same-store sales as well as more restaurants in operation. The same-store sales increase, inclusive of an average menu price increase of 3.7%, reflects the continued trend of quarterly same-store sales gains for four years running. Additional sales growth was provided by an increase in the number of operating locations: 447 restaurants in operation at the end of the second quarter this year versus 429 a year earlier.

      The chart below summarizes the restaurant openings and closings during the last six quarters:


                              Beginning     Opened      Closed      Ending
        -----------------------------------------------------------------------
        Fiscal 2001
           1st quarter          441           3           1          443
           2nd quarter          443           5           1          447


        Fiscal 2000
           1st quarter          424           1           1          424
           2nd quarter          424           7           2          429
           3rd quarter          429           8           6          431
           4th quarter          431           10          0          441


      The company expects to open approximately 22 additional stores in the last half of fiscal 2001. For the six-month period ended October 27, 2000, the restaurant segment's sales increased $25.5 million or 6.6%.

      The food products segment sales increased $1.8 million, or 3.3%, for the second quarter and $2.1 million, or 2.0%, through six months compared to the corresponding periods a year ago. The increase reflects additional sales provided by new products and higher sales prices offset by a 3% decrease in comparable pounds of sausage products sold for both periods. The average benchmark retail price for a one-pound roll of sausage for the second quarter was $3.19 compared to $2.99 for the same period last year.

COST OF SALES

      Consolidated cost of sales (cost of materials) was 28.7% of sales in the second quarter of fiscal 2001 compared to 28.0% of sales in the second quarter of fiscal 2000. Year-to-date, consolidated cost of sales represented 28.8% of sales versus 28.2% last fiscal year.

      In the restaurant segment, food cost (cost of sales) was more favorable at 25.2% of sales in the second quarter and 25.1% of sales year-to-date, versus 25.5% and 25.6%, respectively, in the corresponding periods last year.

      In the food products segment, cost of sales increased to 42.0% of sales for the quarter and 43.0% year-to-date compared to 37.1% and 37.9%, respectively, for the corresponding periods a year ago. This increase was mainly due to hog costs averaging $39.63 per hundredweight for the second quarter of fiscal 2001 versus $29.28 in the same period last year, a 35.3% increase. This follows a 31.0% increase in hog costs in the first quarter.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

      Consolidated operating wage and fringe benefit expenses increased to 33.5% of sales for the quarter and 33.7% year-to-date compared to 32.9% of sales for both of the corresponding periods a year ago. In the restaurant segment, operating wage and fringe benefit expenses represented 39.4% of sales for the quarter and 39.2% of sales year-to-date versus 38.6% and 38.4%, respectively, for the corresponding periods a year ago. In the food products segment, operating wage and fringe benefit expenses represented 11.3% of sales for the quarter and 12.0% of sales year-to-date versus 12.4% and 12.6%, respectively, of sales for the corresponding periods a year ago. Higher management and hourly wage expense contributed to the increase in the restaurants' ratios. Lower production volume resulted in decreased hourly wages in the food products segment.

OTHER OPERATING EXPENSES

      Over 90% of other operating expenses occurred in the restaurant segment; the most significant components of which were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than income taxes) and credit card processing fees. Consolidated other operating expenses represented 14.5% of sales for the quarter and 14.4% of sales year-to-date for fiscal 2001 versus 14.4% for both the quarter and year-to-date periods a year ago. There were no significant differences in any of the components of other operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated selling, general and administrative expenses represented 10.8% of sales for the quarter and 10.7% of sales year-to-date in comparison to 11.7% and 11.3%, respectively, in the corresponding periods a year ago. The most significant components of selling, general and administrative expenses were wages and fringe benefits and food products segment promotional and advertising expenses. The decrease as a percentage of sales was due mostly to less promotional expenses for food products.

LIQUIDITY AND CAPITAL RESOURCES

      Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs, capital expansion and purchases of treasury shares at various times. The total bank lines of credit available is $150.0 million, of which $102.1 million was outstanding at October 27, 2000.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on September 11, 2000. At the Annual Meeting, 35,301,495 common shares were outstanding and entitled to vote and 29,394,234,or 83.3%, of the outstanding common shares entitled to vote were represented in person or by proxy.

(b)   Directors elected at the Annual Meeting:

      Stewart K. Owens
      Larry C. Corbin
      Robert E.H. Rabold

      Directors whose term of office continued after the Annual Meeting:

      Daniel A. Fronk                           Daniel E. Evans
      Cheryl L. Krueger-Horn                    Michael J. Gasser
      G. Robert Lucas                           E.W. (Bill) Ingram III


(c)   Matters voted upon at the Annual Meeting:

                                                      FOR            WITHHELD
                                                      ---            --------

      1) Election of Stewart K. Owens              22,263,440        7,130,794
      2) Election of Larry C. Corbin               26,163,573        3,230,661
      3) Election of Robert E.H. Rabold            26,231,926        3,162,308



                                                  FOR        AGAINST    ABSTAIN
                                                  ---        -------    -------
     4) Stockholder proposal to arrange
          for the sale of the company          3,203,085   23,011,687   479,042

     5) Stockholder proposal to eliminate
          stock options, bonuses and
          restricted stock for top
          executives                           4,312,097   21,833,156   548,555

     6) Stockholder proposal to declassify
          the company's board of directors    11,102,310   14,939,304   652,196


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

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits
                  10. Bob Evans Farms, Inc. Voluntary Employees' Beneficiary
                      Association And Trust Agreement
                  27. Financial Data Schedule

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

                                      BOB EVANS FARMS, INC.
                             --------------------------------------
                                           Registrant

                             /s/ Stewart K. Owens

                             --------------------------------------
                                        Stewart K. Owens
                              President and Chief Executive Officer


                             /s/ Donald J. Radkoski

                             --------------------------------------
                                       Donald J. Radkoski
                               Group Vice President and Treasurer
                                    (Chief Financial Officer)


     DECEMBER 1, 2000
--------------------------
           Date