Form 10-Q
period 2001-01-26
EVANS BOB FARMS INC
filed 2001-03-12
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    January 26, 2001

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________________

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

     _____________________________________________________________________
              (Former name, former address and formal fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No  ____

         As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares, of which 34,824,288 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          (Dollars in thousands)
                                                                   Jan. 26, 2001       April 28, 2000
                                                                   -------------       --------------
                                                                       Unaudited              Audited
                                                                       ---------            ---------
ASSETS

Current assets
         Cash and equivalents                                          $   3,303           $   6,780
         Accounts receivable                                              15,786              13,651
         Inventories                                                      16,031              16,456
         Deferred income taxes                                             7,665               7,665
         Prepaid expenses                                                  2,068               1,694
                                                                       ---------           ---------
                  TOTAL CURRENT ASSETS                                    44,853              46,246

Property, plant and equipment                                            887,817             825,541
         Less accumulated depreciation                                   299,214             278,947
                                                                       ---------           ---------
                  NET PROPERTY, PLANT AND EQUIPMENT                      588,603             546,594

Other assets
         Deposits and other                                                1,983               1,388
         Long-term investments                                            11,599              11,400
         Deferred income taxes                                            10,654              10,654
         Cost in excess of net assets acquired                             7,465               7,849
         Other intangible assets                                             194                 310
                                                                       ---------           ---------
                  TOTAL OTHER ASSETS                                      31,895              31,601
                                                                       ---------           ---------
                                                                       $ 665,351           $ 624,441
                                                                       =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Line of credit                                                $ 104,890           $  99,295
         Accounts payable                                                  8,924               9,085
         Dividends payable                                                 3,134               3,191
         Federal and state income taxes                                   19,572               5,050
         Accrued wages and related liabilities                            15,018              14,851
         Other accrued expenses                                           45,692              44,249
                                                                       ---------           ---------
                  TOTAL CURRENT LIABILITIES                              197,230             175,721

Long-term liabilities
         Deferred compensation                                             5,296               4,616
         Deferred income taxes                                            14,883              14,883
         Notes payable (net of discount of $3 at
           Jan. 26, 2001, and $34 at April 28, 2000)                         462                 431
                                                                       ---------           ---------
                  TOTAL LONG-TERM LIABILITIES                             20,641              19,930

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000
          shares; issued 42,638,118 shares at Jan. 26, 2001,
          and April 28, 2000                                                 426                 426

         Preferred stock, authorized 1,200 shares; issued 120
               shares at Jan. 26, 2001, and April 28, 2000                    60                  60
         Capital in excess of par value                                  149,417             150,225
         Retained earnings                                               435,761             406,280
         Treasury stock, 7,813,830 shares at Jan. 26, 2001,
            and 7,180,340 shares at April 28, 2000, at cost             (138,184)           (128,201)
                                                                       ---------           ---------
                  TOTAL STOCKHOLDERS' EQUITY                             447,480             428,790
                                                                       ---------           ---------
                                                                       $ 665,351           $ 624,441
                                                                       =========           =========

    The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED



                                                             (Dollars in thousands, except per share amounts)

                                                           Three Months Ended                Nine Months Ended
                                                           ------------------               -----------------

                                                    Jan. 26, 2001     Jan. 28, 2000     Jan, 26, 2001     Jan. 28, 2000
                                                    -------------     -------------     -------------     -------------

NET SALES                                               $ 255,434         $ 236,294         $ 772,351         $ 725,650

    Cost of sales                                          72,727            67,562           221,388           205,395
    Operating wage and fringe benefit expenses             86,796            78,963           260,930           240,155
    Other operating expenses                               35,741            32,717           110,160           103,101
    Selling, general and administrative expenses           31,067            27,952            86,314            83,367
    Depreciation and amortization expense                  10,063             9,246            29,541            26,933
                                                        ---------         ---------         ---------         ---------
OPERATING INCOME                                           19,040            19,854            64,018            66,699

    Net interest expense                                   (1,252)             (272)           (3,678)             (292)
                                                        ---------         ---------         ---------         ---------

INCOME BEFORE INCOME TAXES                                 17,788            19,582            60,340            66,407

PROVISIONS FOR INCOME TAXES
    Federal                                                 5,372             5,921            18,223            20,062
    State                                                     943             1,333             3,198             4,517
                                                        ---------         ---------         ---------         ---------
                                                            6,315             7,254            21,421            24,579
                                                        ---------         ---------         ---------         ---------

NET INCOME                                              $  11,473         $  12,328         $  38,919         $  41,828
                                                        =========         =========         =========         =========


EARNINGS PER SHARE - BASIC                              $    0.33         $    0.33         $    1.11         $    1.07
                                                        =========         =========         =========         =========

EARNINGS PER SHARE - DILUTED                            $    0.33         $    0.33         $    1.10         $    1.07
                                                        =========         =========         =========         =========

CASH DIVIDENDS PER SHARE                                $    0.09         $    0.09         $    0.27         $    0.27
                                                        =========         =========         =========         =========


     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                                 (Dollars in thousands)

                                                                                    Nine Months Ended
                                                                                    -----------------

                                                                            Jan. 26, 2001      Jan. 28, 2000
                                                                            -------------      -------------
OPERATING ACTIVITIES:
  Net income                                                                     $ 38,919           $ 41,828

  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                               29,541             26,933
       Gain on sale of property and equipment                                         (17)               (96)
       Deferred compensation                                                          394              2,726

       Compensation expense attributable to stock plans                               973                740
       Cash provided by (used for) current assets
           and current liabilities:
          Accounts receivable                                                      (2,135)             2,434
          Inventories                                                                 425             (1,063)
          Prepaid expenses                                                           (374)              (474)
          Accounts payable                                                           (161)            (1,341)
          Federal and state income taxes                                           14,522                 51
          Accrued wages and related liabilities                                       167             (2,733)
          Other accrued expenses                                                      756             (9,512)
                                                                                 --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          83,010             59,493

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                       (73,327)           (68,045)
  Purchase of long-term investments                                                  (522)            (3,509)
  Proceeds from sale of property, plant and equipment                               2,617              6,029
  Other                                                                              (564)             2,186
                                                                                 --------           --------
NET CASH USED IN INVESTING ACTIVITIES                                             (71,796)           (63,339)

FINANCING ACTIVITIES:
  Cash dividends paid                                                              (9,495)           (10,645)
  Line of credit                                                                    5,595             55,205
  Purchase of treasury stock                                                      (12,527)           (62,344)
  Proceeds from issuance of treasury stock                                          1,736              1,046
                                                                                 --------           --------
NET CASH USED IN FINANCING ACTIVITIES                                             (14,691)           (16,738)
                                                                                 --------           --------

Decrease in cash and equivalents                                                   (3,477)           (20,584)

Cash and equivalents at the beginning of the period                                 6,780             25,455
                                                                                 --------           --------

Cash and equivalents at the end of the period                                    $  3,303           $  4,871
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

         The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                              (in thousands)
                                              Three Months Ended            Nine Months Ended
                                              ------------------            -----------------
                                       Jan. 26, 2001   Jan. 28, 2000  Jan. 26, 2001  Jan. 28, 2000
                                       -------------   -------------  -------------  -------------
      Basic                                   34,812          37,809         35,068         38,915
      Effect of dilutive
          stock options                          406              92            255            169
                                              ------          ------         ------         ------
      Diluted                                 35,218          37,901         35,323         39,084
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

                                                                             (in thousands)
                                                        Three Months Ended                   Nine Months Ended
                                                        ------------------                   -----------------
                                                  Jan. 26, 2001     Jan. 28, 2000     Jan. 26, 2001     Jan. 28, 2000
                                                  -------------     -------------     -------------     -------------
         Sales
           Restaurant Operations                      $ 193,519         $ 178,294         $ 605,385         $ 564,653
           Food Products                                 69,352            64,895           190,007           182,245
                                                      ---------         ---------         ---------         ---------
                                                        262,871           243,189           795,392           746,898
           Intersegment sales of food products           (7,437)           (6,895)          (23,041)          (21,248)
                                                      ---------         ---------         ---------         ---------
             Total                                    $ 255,434         $ 236,294         $ 772,351         $ 725,650
                                                      =========         =========         =========         =========

         Operating Income
           Restaurant Operations                      $  12,928         $  14,059         $  52,659         $  52,492
           Food Products                                  6,112             5,795            11,359            14,207
                                                      ---------         ---------         ---------         ---------
             Total                                    $  19,040         $  19,854         $  64,018         $  66,699
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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


SALES
         Consolidated net sales increased $19.1 million, or 8.1%, for the third quarter ended January 26, 2001, compared to the corresponding quarter a year ago. The increase was the result of a $15.2 million increase in restaurant segment sales and a $3.9 million increase in food products segment sales. For the nine-month period ended January 26, 2001, consolidated net sales increased $46.7 million, or 6.4%, compared to the previous year.

         The restaurant sales increase of $15.2 million in the third quarter, an 8.5% increase over the same quarter a year ago, was primarily the result of a 2.5% increase in same-store sales as well as more restaurants in operation. Restaurant segment sales accounted for approximately 76% of total sales in the third quarter of fiscal 2001. The same-store sales increase, inclusive of an average menu price increase of 2.9%, reflects the continued trend of quarterly same-store sales gains for four years running. Additional sales growth was provided by an increase in the number of operating locations: 454 restaurants in operation at the end of the third quarter this year versus 431 a year earlier.

         The chart below summarizes the restaurant openings and closings during the last seven quarters:

                      Beginning      Opened     Closed     Ending
                      -------------------------------------------
Fiscal 2001
   1st quarter           441           3           1         443
   2nd quarter           443           5           1         447
   3rd quarter           447           7           0         454



Fiscal 2000
   1st quarter           424           1           1         424
   2nd quarter           424           7           2         429
   3rd quarter           429           8           6         431
   4th quarter           431           10          0         441


         The company expects to open approximately 15 additional stores in the last quarter of fiscal 2001. For the nine-month period ended January 26, 2001, the restaurant segment's sales increased $40.7 million or 7.2%.

         The food products segment sales increased $3.9 million, or 6.8%, for the third quarter and $6.0 million, or 3.7%, through nine months compared to the corresponding periods a year ago. The third quarter increase reflects higher sales prices combined with a 1% increase in comparable pounds of sausage products sold for the quarter. The average retail price for a benchmark one-pound roll of sausage for the third quarter was $3.19 compared to $2.99 for the same period last year.

COST OF SALES
         Consolidated cost of sales (cost of materials) was 28.5% of sales in the third quarter of fiscal 2001 compared to 28.6% of sales in the third quarter of fiscal 2000. Year-to-date, consolidated cost of sales represented 28.7% of sales versus 28.3% last fiscal year. In the restaurant segment, food cost (cost of sales) represented 25.2% of sales in the third quarter and 25.1% of sales year-to-date, versus 24.8% and 25.3%, respectively, in the corresponding periods last year. In the food products segment, cost of sales represented 38.7% of sales for the third quarter and 41.4% year-to-date compared to 40.1% and 38.7%, respectively, for the corresponding periods a year ago. Hog costs averaged $36.21 per hundredweight for the third quarter of fiscal 2001 versus $34.46 in the same period last year, a 5.1% increase. However, cost of sales improved because of the combination of the sales price increase discussed earlier and a favorable change in product mix towards higher margin items.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES
         Consolidated operating wage and fringe benefit expenses increased to 34.0% of sales for the quarter and 33.8% year-to-date compared to 33.4 % and 33.1%, respectively, for the corresponding periods a year ago. In the restaurant segment, operating wage and fringe benefit expenses represented 41.3% of sales for the quarter and 39.9% of sales year-to-date versus 40.5% and 39.1%, respectively, for the corresponding periods a year ago. Higher management and hourly wage expense contributed to the increase in the restaurants' ratios. In the food products segment, operating wage and fringe benefit expenses represented 11.2% of sales for the quarter and 11.7% of sales year-to-date versus 11.6% and 12.2%, respectively, of sales for the corresponding periods a year ago. The improvement in the food products ratio was due to the fact that the increased food products sales were primarily the result of price increases rather than increased sales volume.

OTHER OPERATING EXPENSES
         Over 90% of other operating expenses occurred in the restaurant segment; the most significant components of which were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than income taxes) and credit card processing fees. Consolidated other operating expenses represented 14.0% of sales for the quarter and 14.3% of sales year-to-date for fiscal 2001 versus 13.8% and 14.2%, respectively, for the corresponding periods a year ago. A 5.9% increase in restaurant utilities expense affected the third quarter comparison.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
         Consolidated selling, general and administrative expenses represented 12.2% of sales for the quarter and 11.2% of sales year-to-date in comparison to 11.8% and 11.5%, respectively, in the corresponding periods a year ago. The most significant components of selling, general and administrative expenses were wages and fringe benefits and food products segment promotional and advertising expenses. The increase as a percentage of sales for the third quarter was due mostly to higher promotional expenses for food products to help generate increased sales volume.

LIQUIDITY AND CAPITAL RESOURCES
         Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs, capital expansion and purchases of treasury shares at various times. The total bank lines of credit available is $150.0 million, of which $104.9 million was outstanding at January 26, 2001.

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

                              Bob Evans Farms, Inc.
               ---------------------------------------------------
                                   Registrant


                              /s/ Stewart K. Owens
               ---------------------------------------------------
                                Stewart K. Owens
                      President and Chief Executive Officer


                             /s/ Donald J. Radkoski
               ---------------------------------------------------
                               Donald J. Radkoski
                       Group Vice President and Treasurer
                            (Chief Financial Officer)

        March 12, 2001
---------------------------------
             Date