Form 10-K
period 2001-04-27
EVANS BOB FARMS INC
filed 2001-07-25
CIK 33769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended April 27, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                    to
                                     -----------------     --------------------

                          Commission File Number 0-1667

                              Bob Evans Farms, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                     31-4421866
--------------------------------------------      -----------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)


    3776 South High Street, Columbus, Ohio                    43207
--------------------------------------------      ------------------------------
  (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: 614-491-2225
                                                            ------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock With $.01 Par Value
                        --------------------------------
                                (Title of class)

                      The Exhibit Index begins at page 40.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based upon the last quoted sale price reported on the Nasdaq stock market on July 13, 2001, the aggregate market value of the registrant's common stock held by non-affiliates on that date was $634,797,082.24

34,791,717 shares of the registrant's common stock with $.01 par value were outstanding at July 13, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrant's annual report to stockholders for the fiscal year ended April 27, 2001, are incorporated by reference into
          Part II of this Annual Report on Form 10-K.

     2. Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on Sept. 10, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.
         --------

Bob Evans Farms, Inc. was incorporated on Nov. 4, 1985, under the laws of the State of Delaware. It is the successor by merger to Bob Evans Farms, Inc., an Ohio corporation incorporated in 1957.

Bob Evans Farms, Inc. wholly owns BEF Holding Co., Inc. The subsidiaries owned by BEF Holding Co., Inc. include Bob Evans Farms, Inc., an Ohio corporation ("BEF Ohio"); Owens Country Sausage, Inc. ("Owens"); Hickory Specialties, Inc. ("Hickory Specialties"); and BEF Aviation Co., Inc. ("Aviation"). BEF Ohio wholly owns Bob Evans Transportation Company, LLC ("Transportation") and BEF IN Holding Co., Inc. ("BEF IN Holding"). BEF Ohio is the limited partner and BEF IN Holding is the general partner of Bob Evans Restaurants of Indiana, L.P. ("BEF Indiana"). BEF Indiana wholly owns Bob Evans Restaurants of Michigan, Inc. ("Michigan Restaurants"). Michigan Restaurants wholly owns Bob Evans Restaurants, Inc. ("Restaurants"). Restaurants wholly owns BEF RE Holding Co., Inc. ("RE Holding"). RE Holding majority owns BEF REIT, Inc. Bob Evans Farms, Inc. and its direct and indirect subsidiaries are collectively referred to as the "company."

The company's business is divided into two principal industry segments: the ownership and operation of a chain of full-service, family restaurants located in 22 states, and the manufacture and sale of fresh and fully cooked pork products and other complementary food products in 30 states.

RESTAURANT SEGMENT OPERATIONS
-----------------------------

GENERAL

The company operates a total of 469 full-service, family restaurants under the Bob Evans Restaurant, Bob Evans Restaurant & General Store and Owens Family Restaurant names. The company experienced a same-store sales increase of 2.6 percent in fiscal 2001 as compared to a 3.4 percent increase during fiscal 2000 in its restaurant segment.

All of the company's family restaurants feature a wide variety of homestyle menu offerings designed to appeal to its diverse customer base, primarily families. Breakfast entrees, including traditional items and unique specialty offerings, are served all day. The restaurants are typically open from 6 a.m. until 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday for most locations. Average guest checks for breakfast, lunch and dinner are $5.87, $6.49 and $6.92, respectively. Approximately 65 percent of total revenues from restaurant operations are generated from 6 a.m. to 4 p.m., with the balance generated from 4 p.m. to closing. Sales on Saturday and Sunday account for approximately 39 percent of a typical week's revenues.

The company's restaurants are supplied with food and other inventory items (other than sausage products and related meat items) by five independent food and non-food distributors twice a week. Sausage products and other meat items are supplied by the company to each restaurant by the company's driver-salesmen, with the exception of the restaurants located in Florida, Massachusetts, Mississippi, New York, North Carolina and South Carolina and parts of Missouri which are supplied by the aforementioned food distributors.

The following table sets forth the number, type and location of restaurants operated by the company as of the end of the 2001 fiscal year.


                            RESTAURANTS IN OPERATION AT APRIL 27, 2001
        ------------------------------------------------------------------------------
                                  Traditional      General      Owens        Total
                                                   Stores                 Restaurants
        ------------------------------------------------------------------------------
        Delaware                    5                                       5
        ------------------------------------------------------------------------------
        Florida                    27                                      27
        ------------------------------------------------------------------------------
        Illinois                   18                                      18
        ------------------------------------------------------------------------------
        Indiana                    51                                      51
        ------------------------------------------------------------------------------
        Iowa                        1                                       1
        ------------------------------------------------------------------------------
        Kansas                      2                                       2
        ------------------------------------------------------------------------------
        Kentucky                   16                                      16
        ------------------------------------------------------------------------------
        Maryland                   19                                      19
        ------------------------------------------------------------------------------
        Massachusetts               1                                       1
        ------------------------------------------------------------------------------
        Michigan                   44                                      44
        ------------------------------------------------------------------------------
        Mississippi                 1                                       1
        ------------------------------------------------------------------------------
        Missouri                   15              1                       16
        ------------------------------------------------------------------------------
        New Jersey                  2                                       2
        ------------------------------------------------------------------------------
        New York                   13                                      13
        ------------------------------------------------------------------------------
        North Carolina             13                                      13
        ------------------------------------------------------------------------------
        Ohio                      161              1                      162
        ------------------------------------------------------------------------------
        Pennsylvania               27              1                       28
        ------------------------------------------------------------------------------
        South Carolina              1              1                        2
        ------------------------------------------------------------------------------
        Tennessee                   2              1                        3
        ------------------------------------------------------------------------------
        Texas                                                    9          9
        ------------------------------------------------------------------------------
        Virginia                   12                                      12
        ------------------------------------------------------------------------------
        West Virginia              23              1                       24
        ------------------------------------------------------------------------------
        TOTAL                     454              6             9        469
        ------------------------------------------------------------------------------

During fiscal 2001, the company opened 30 new restaurants. The majority of these new restaurants are located in the company's existing market area. However, the company also expanded its restaurant operations by opening restaurants in new marketing areas.

From time to time, restaurants are evaluated and closed due to a changing market, poor performance or a change in access or building safety. During the 2001 fiscal year, two traditional Bob Evans Restaurants were closed in Knoxville and Goodlettsville, Tenn., due to their inability to perform to company expectations.

The company has typically opened restaurants in areas where a strong consumer awareness and acceptance of its sausage products have been established over the years. It has deviated from this practice only in Florida, Massachusetts, Mississippi, North Carolina and South Carolina, where the company's driver-salesmen do not distribute Bob Evans Sausage.

SEASONALITY

Certain restaurants located near major interstate highways generally experience increased revenues during the summer travel season.

RESTAURANT EXPANSION

During fiscal 2002, the company plans to build and open approximately 30 new restaurants, about 80 percent of which will be constructed in existing market areas. Determined by anticipated business needs, approximately 90 percent of the new restaurants will be the company's 130-seat building plan and the remaining will seat 158 people. Future restaurant growth will depend on the availability of sites at prices that will permit the company's projected returns, as well as growth trends in consumer demand for mid-scale family style restaurants. During fiscal 2002, the company plans to rebuild 10 and remodel 33 restaurants to various degrees, including major remodels and expansions to minor equipment and decor updates. The restaurant remodel/rebuild plan, which requires significant capital expenditures, demonstrates the company's commitment to same-store sales growth and customer service and satisfaction. Restaurant capital expenditures for fiscal 2002 are estimated at $92 million as compared to approximately $94 million in fiscal 2001.

CARRYOUT BUSINESS

During fiscal 2001, carryout business in the company's restaurants accounted for approximately five percent of the total revenues generated by the restaurant segment. To increase carryout business and customer satisfaction, the company completed its chainwide introduction of Carry Home Kitchen areas into its restaurants during fiscal 2001, and continues to include this enhanced carryout area in all new units. Through dedicated staffing and facilities, Carry Home Kitchens not only better serve carryout customers, but also increase eat-in dessert sales as a result of the added dessert case. The company's restaurants do not have a drive-through service for carryout business. Plans for fiscal 2002 are to continue to expand carryout business by increasing marketing programs and consumer awareness.

RETAIL SALES OF GOODS

The company offers some retail items for sale on a limited basis in its traditional units and on a much larger scale in its six Bob Evans Restaurants & General Stores. These retail items include food products featured in the company's restaurant menus, gifts and other novelties. In 1997, Corner Cupboard retail areas were introduced in select Bob Evans Restaurants. These retail areas offer a scaled-down version of the gifts and retail food items available in Bob Evans Restaurants & General Stores. Given the success of this program, the company plans on including Corner Cupboard retail areas in all new restaurants. The company also introduced retail Corner

Cupboard areas in 30 existing units during fiscal 2001, and plans to add an additional 74 in existing units during fiscal 2002, which will bring the total to approximately 247.

COMPETITION

The company's restaurant segment is engaged in an intensely competitive business. The company's restaurants compete for favorable expansion sites and customers with both local and national family, casual and fast-food restaurant chains, as well as with individual restaurant operators. The line continues to blur between family and casual restaurants. Competition in the restaurant industry lies in price/value, menu variety, relevance and brand image. The company's restaurant segment sales are not a significant factor in the overall restaurant business in the company's market areas.

LABOR AND FRINGE BENEFIT EXPENSE

Competition for qualified labor was intense in fiscal 2001 and is expected to continue in fiscal 2002, as unemployment remains historically low in most of the company's marketing area. Labor and fringe benefit expense in the restaurant segment accounted for 40 percent of sales in fiscal 2001 as compared to 39.3 percent in fiscal 2000, both of which are high from a historical perspective. Congress is currently considering increases to the minimum wage rate which could significantly impact the company's labor costs.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Menu mix in the restaurant segment is varied enough that raw materials historically have been readily available. However, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. Food costs accounted for approximately 25 percent of restaurant segment sales during fiscal 2001, which is consistent with fiscal 2000. Restaurant segment food costs were impacted by menu price increases, raw material prices and sales mix. The company does not currently anticipate that food costs will fluctuate significantly during its 2002 fiscal year.

MARKETING

The company spent approximately $32 million in the restaurant segment for marketing during its 2001 fiscal year. Sixty-seven percent of the marketing dollars were spent on television, radio, print and outdoor advertising. The remaining dollars were spent primarily on in-store menu development, merchandising, kids' programs and local-store marketing. The company typically does not use coupons, except in certain outlying markets to attract new customers.

RESEARCH AND DEVELOPMENT

The company is continuously testing new food items in its search for new and improved menu offerings to appeal to its customer base and to satisfy changing eating trends. Product development has been concentrated on unique homestyle options, as well as quality enhancements to some of the company's best-selling items. The company's Breakfast Savors and Lunch Savors programs, which are designed to drive weekday sales, continue to be updated with new items to maintain their success. Research and development expenses, to date, have not been material.

TRADEMARKS, SERVICE MARKS AND LICENSES

The company maintains various trademarks and service marks in connection with its family restaurant operations, such as Bob Evans Carry Home Kitchen, Breakfast Savors, Lunch Savors and Sunshine Skillet. These trademarks and service marks are renewed periodically and the company believes that they adequately protect the various products and services to which they relate. The operations of the restaurant segment of the company are not dependent upon any patents, franchises or concessions.

FOOD PRODUCTS SEGMENT OPERATIONS
--------------------------------

PRINCIPAL PRODUCTS AND PROCUREMENT METHODS

The company's traditional business in its food products segment is the production and distribution of approximately 40 varieties of fresh, smoked and fully cooked pork sausage and ham products under the brand names of Bob Evans, Owens Country Sausage and Country Creek Farm. The company continues to devote time and effort on both new product development and sales of its pork sausage and ham products to institutional and foodservice purchasers. During fiscal 2001, maple sausage patties and hickory smoked bacon were introduced in Bob Evans markets. In addition to the company's well-known meat offerings, the company also sells a number of other food products, including side dishes and dough items. During fiscal 2001, the company expanded its food products offerings by introducing garlic mashed potatoes, Owens Pizza Tacos and Owens Large Bacon, Egg and Cheese SnackWiches. The company also has a frozen foods division which creates new points of distribution through grocers' freezers, primarily with dough items and frozen entrees. Several items in the Bob Evans and Owens product lines, including SnackWiches, are microwaveable convenience items for meals and snacks.

Specialty items for the company's institutional and foodservice customers are made to their specifications and include sausage links and patties, sausage gravy and biscuit sandwiches. Although foodservice sales do not generate margins as high as sales of branded items, they provide the company with incremental volume in its production plants. During fiscal 2001, foodservice sales accounted for approximately eight percent of the company's food products sales compared to nine percent in fiscal 2000. Foodservice sales are expected to remain relatively constant in fiscal 2002.

Through Hickory Specialties, the company also produces and sells food-related products that complement its food products business. Hickory Specialties produces liquid-smoke flavorings under the Zesti Smoke brand name. Hickory Specialties' products are marketed nationally and internationally to North America (United States, Canada, Costa Rica, Dominican Republic, Guatemala, Mexico, Panama and Puerto Rico); South America (Argentina, Brazil, Chile, Colombia, Peru and Venezuela); Asia (Indonesia, Japan, South Korea, Malaysia, Philippines, Singapore, Thailand and Israel); Europe (England, France, Germany, Greece, Italy, Netherlands and Spain); Australia and Africa (South Africa). International sales represent 22.9 percent of the total sales for Hickory Specialties products. Previously, Hickory Specialties also produced charcoal, however the company sold substantially all of the assets of Hickory Specialties' charcoal operations to Royal Oak Sales, Inc. during the fourth quarter of fiscal 1999.


                                                 Percentage of Food Products Segment Revenues
                                                            FISCAL YEAR ENDED
                           -------------------------------------------------------------------------------
                                    APRIL 27, 2001             APRIL 28, 2000               APRIL 30, 1999
                                    --------------             --------------               --------------
Sales of Bob Evans                        71%                         71%                          57%
  Products

Sales of Owens                            24%                         24%                          20%
  Country Sausage
  Products

Sales of Mrs. Giles                        0%                          0%                          10%
  Products*

Sales of Hickory                           5%                          5%                          13%
  Specialties Products*

*On April 23, 1999, the company sold substantially all of the assets of Mrs. Giles Country Kitchens, Inc. and substantially all of the assets of Hickory Specialties' charcoal operations. Hickory Specialties sales decreased because fiscal 2000 and fiscal 2001 sales were comprised only of liquid-smoke products, whereas past years also included sales of charcoal products.

The company's pork sausage products are produced in the company's six processing plants located in Xenia, Bidwell and Springfield, Ohio; Hillsdale, Mich.; Galva, Ill.; and Richardson, Texas. The Bidwell, Springfield and Hillsdale plants also manufacture the products sold to foodservice distributors. On July 12, 2001, the company announced its plan to build a distribution center near Springfield, Ohio, with completion expected in the fall of 2002. The distribution center will serve as a hub for the company's direct store distribution system.

The company procures live hogs at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in Ohio, Indiana, Illinois, Iowa, North Carolina, Kansas, Michigan, Nebraska, South Dakota, Pennsylvania, Wisconsin, Minnesota, West Virginia, Missouri, Oklahoma and Texas. Live hogs procured in these markets are purchased by an employee of the company. Live hogs are then transported overnight directly from the various markets and farms from which they were purchased to five of the company's processing plants where they are slaughtered and processed into various pork sausage products. These products, in turn, are shipped daily from the processing plants for distribution to the company's customers. The company generally has not experienced difficulty in procuring live hogs for its pork sausage products. The company has not traditionally contracted in advance for the purchase of live hogs, although it is currently evaluating contract pricing and may do so with limited quantities in fiscal 2002.

Hickory Specialties liquid-smoke flavoring products are produced at the company's plants in Crossville, Tenn., and Greenville, Mo. The company generally has not experienced difficulty in obtaining raw materials for its Hickory Specialties products and does not currently anticipate future difficulty in that regard. Hickory Specialties raw materials consist of hickory sawdust, mixed hardwood sawdust and mesquite sawdust.

DISTRIBUTION METHODS

Products distributed under the Bob Evans brand name are distributed to retail customers in two ways:

(1) Primarily, the direct store delivery system is used for the retail distribution of the sausage and other refrigerated products bearing the Bob Evans brand name. Ninety-one driver-salesmen, driving company-owned refrigerated trucks, deliver the company's products directly to more than 5,870 grocery stores.

(2) On a smaller scale, the company uses alternate distribution methods for its sausage and frozen food products through warehouses and distributors, which makes the products available in approximately 4,000 additional grocery stores.

The marketing territory for Bob Evans brand products includes Ohio, Michigan, Indiana, Illinois, Maryland, Delaware and the District of Columbia, as well as portions of New Jersey, New York, Iowa, Pennsylvania, Missouri, Tennessee, Georgia, Alabama, Virginia, Kansas, Kentucky, North Carolina, South Carolina, West Virginia and Wisconsin.

Owens Country Sausage products are distributed to more than 5,500 retail customers in two ways:

(1) Company-owned transport trucks deliver directly to most major supermarket chain warehouse distribution centers in the Owens' market areas. Thereafter, the products are shipped to individual grocery stores.

(2) Ten driver-salesmen, driving company-owned refrigerated trucks, and various broker networks deliver products to grocery stores.

The marketing territory for Owens brand products includes Texas, Arkansas, Oklahoma, New Mexico, Louisiana, Arizona and Colorado, and portions of Nevada, Mississippi and Kansas.

Distribution to the company's foodservice customers is accomplished through food brokers and distributors.

Hickory Specialties' liquid-smoke flavoring products are distributed nationally and internationally to food product manufacturers and pet food manufacturers through brokers and distributors and through direct shipment to customers.

INVENTORY LEVELS

Most of the company's food products are highly perishable and require proper refrigeration. Shelf life of the products ranges from 18 to 45 days for refrigerated products. Due to the highly perishable nature and short shelf life of the company's food products, the company's processing plants normally process only enough product to fill existing orders. Therefore, the company maintains minimal inventory levels because such products are generally manufactured only to meet existing demand and are delivered to retail outlets within a three-day period after processing.

Because the demand for Hickory Specialties' liquid-smoke flavoring products is generally constant and does not fluctuate greatly with the seasons, they are manufactured throughout the year which generally enables production and sales to match.

TRADEMARKS AND SERVICE MARKS

The company maintains various trademarks and service marks in connection with its food products operations, such as SnackWiches, Hotz and Border Breakfast, that identify various Bob Evans Farms, Owens Country Sausage and Hickory Specialties products. These trademarks and service marks are renewed periodically and the company believes that they adequately protect the brand names of the company. The operations of the food products segment of the company are not dependent upon any patents, licenses, franchises or concessions.

COMPETITION AND SEASONALITY

The sausage business is highly competitive. It is also seasonal to the extent that more pounds of fresh sausage are typically sold during the colder months from October through April. The company continues to promote products for outdoor grilling in an attempt to create more volume during the summer months.

The company competes primarily on the basis of the price and quality of its sausage products. The company is in direct competition with a large number and variety of producers and wholesalers of similar products, including companies active both locally and nationally. Although many such competitors have substantially greater financial resources and higher sales volumes, the company believes that sales of its products constitute a significant portion of sales of sausage of comparable price and quality in the majority of its market areas.

The company is aware of only one major competitor, Red Arrow Products Co., Inc., in its liquid-smoke flavoring business. In 1999, a new manufacturer, Forest Flavors International, began operations and competes only in selected areas, primarily with commodity-type products. The company believes that Hickory Specialties' liquid-smoke products account for a significant percentage of the liquid-smoke flavorings produced and sold in the United States. The breadth of the product line, compared to that of the major competitor, is perceived as a slight disadvantage. The company believes, however, that its technical expertise in the separation of products into functional components and the level of field technical service provided to customers are competitive advantages.

MARKETING

During the 2001 fiscal year, the company spent approximately $12 million on marketing its food products under the Bob Evans and Owens brand names. Approximately 64 percent of this amount was spent on media with the remaining amount spent to build brand awareness and to encourage consumers to try the company's food products. During the 2001 fiscal year, the company spent approximately $0.1 million on marketing Hickory Specialties' liquid-smoke flavorings.

DEPENDENCE ON A SINGLE CUSTOMER

Bob Evans and Owens products are available to more than fifty percent of the population of the continental United States through more than 15,370 retail grocery stores. The company's liquid-smoke flavoring products are sold nationally and internationally. The company's food products segment is not dependent upon a single customer or group of affiliated customers.

SALES ON CREDIT; AGED PRODUCT

The company typically allows seven- to 30-day terms on the sales of its food products, and up to 60 days on its liquid-smoke products. The company has not experienced any significant bad debt problems, nor has the return of aged product had a significant effect on the company.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The company is dependent upon the availability of live hogs to produce its pork sausage and ham products. Historically, the company has not experienced shortages in the number of hogs available at prevailing market prices. The live hog market is highly cyclical in terms of the number of hogs available and the current market price. The live hog market is also dependent upon supply and demand for pork products and corn production, since corn is the major food supply for hogs.

EXPANSION OF DISTRIBUTION AREA

The company has no current plans to expand the distribution area for its food products or liquid-smoke flavoring products in fiscal 2002.

PROFIT MARGINS RELATED TO SAUSAGE PRODUCTION

Profit margins relating to sausage production are normally more favorable during periods of lower live hog costs. During fiscal 2001, hog prices averaged $39.51 per hundredweight as compared to $34.81 per hundredweight during fiscal 2000. The company believes live hog costs may increase during fiscal 2002 over fiscal 2001 levels.

GENERAL
-------

EMPLOYEES

The company employed 37,189 persons in the restaurant segment and 1,353 persons in the food products segment as of April 27, 2001.

COMPLIANCE WITH ENVIRONMENTAL PROTECTION REQUIREMENTS

The company does not anticipate that compliance with federal, state and local provisions which have been enacted or adopted to regulate the discharge of materials into the environment, or which otherwise relate to the protection of the environment, will have a material effect upon the capital expenditures, earnings or the competitive position of the company.

SALES, OPERATING PROFIT AND IDENTIFIABLE ASSETS

The following table sets forth information regarding revenues, operating profit and identifiable assets of the company's restaurant segment and food products segment for each of the last three fiscal years.


                                                                    FISCAL YEAR ENDED
                                                                 (Dollars in thousands)
                                                    April 27,            April 28,          April 30,
                                                       2001                 2000               1999
                                                 -----------------     ---------------    ---------------
SALES:
     Restaurant Operations:                          $805,957            $750,851           $708,896
     Intersegment Sales of
       Food Products:                                $ 30,074            $ 28,612           $ 32,765
     Food Products (excluding
      intersegment sales):                           $217,857            $213,772           $259,607


OPERATING PROFIT:
     Restaurant Operations:                          $ 68,663            $ 67,877           $ 65,905
     Food Products:                                  $ 14,803            $ 17,610           $ 26,043


IDENTIFIABLE ASSETS:
     Restaurant Operations:                          $574,430            $519,168           $470,033
     Food Products:                                  $ 73,025            $ 75,311           $ 77,412



CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). In addition, certain statements in future filings by the company with the Securities and Exchange Commission, in press releases and in oral and written statements made by or with the approval of the company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include statements of plans and objectives of the company or its management or board of directors; statements regarding future economic performance; and statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects" and "intends" and similar expressions are intended to, but are not the exclusive means of, identifying those statements.

Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including, without limitation, changes in hog costs, the possibility of severe weather conditions where the company operates its restaurants, the availability and cost of acceptable new restaurant sites, shortages of restaurant labor, acceptance of the company's restaurant concepts into new geographic areas, and other risks disclosed from time to time in the company's securities filings and press releases. There is also the risk that the company may incorrectly analyze these risks or that the strategies developed by the company to address them will be unsuccessful.

Forward-looking statements speak only as of the date on which they are made, and the company undertakes no obligation to update any forward-looking statement to reflect circumstances or events after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to the company or any person acting on behalf of the company are qualified by the cautionary statements in this section.

ITEM 2.  PROPERTIES.
         ----------

The company owns its principal executive offices located at 3776 S. High St., Columbus, Ohio. The company also owns a 937-acre farm located in Rio Grande, Ohio, and a 30-acre farm located in Richardson, Texas. The two farm locations support the company's heritage and image through educational and recreational tourist activities.

RESTAURANT SEGMENT

Of the 469 restaurants operated by the company, 409 are owned by the company and 60 are leased from unaffiliated persons. All lease agreements contain either multiple renewal options or options to purchase.

FOOD PRODUCTS SEGMENT

The food products segment has six sausage-manufacturing plants located in Bidwell, Springfield, and Xenia, Ohio; Richardson, Texas; Hillsdale, Mich.; and Galva, Ill. The food products segment also operates two liquid-smoke-manufacturing plants located in Greenville, Mo., and Crossville, Tenn. All of these properties are owned by the company. The company believes that its manufacturing facilities are adequate to serve their intended purposes at this time.

The company owns regional sales offices in Westland, Mich., and Tyler, Texas. In addition, the company leases various other locations throughout its marketing territory which serve as regional and divisional sales offices.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

There are no pending legal proceedings to which the registrant or any of its subsidiaries is a party or to which any of their respective properties are subject, except routine legal proceedings to which they are parties incident to their respective businesses. None of such proceedings are considered by the registrant to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following table sets forth the executive officers of the registrant and certain information with respect to each executive officer as of July 13, 2001. Unless otherwise indicated, each person has held his or her principal occupation for more than five years. The executive officers are appointed by and serve at the pleasure of the board of directors.


                                                       Principal Occupations for Past Five Years and Other
Name                                     Age           Information
--------------------                   ------          ----------------------------------------------------
Stewart K. Owens                         46            Chairman of the Board*, Chief Executive Officer,
                                                       President and Chief Operating Officer since 2001;
                                                       President, Chief Executive Officer and Chief
                                                       Operating Officer from 2000 to 2001; President and
                                                       Chief Operating Officer from 1995 to 2000; 11 years
                                                       as an officer of the registrant.

Donald J. Radkoski                       46            Chief Financial Officer, Treasurer and Secretary since
                                                       2000; Chief Financial Officer and Treasurer from 1994 to
                                                       2000; 13 years as an officer of the registrant.

Larry C. Corbin                          59            Executive Vice President of Restaurant Division since
                                                       1995; 27 years as an officer of the registrant.

Roger D. Williams                        50            Executive Vice President of Food Products Division since
                                                       1997; Executive Vice President of  Food
                                                       Products/Marketing/Purchasing/Technical Services from 1995 to 1997; 21 years as an officer of the registrant.

Howard J. Berrey                         59            Group Vice President of Real Estate/Construction and
                                                       Engineering Group since 1990; 23 years as an officer of the registrant.

Mary L. Cusick                           45            Senior Vice President of Investor Relations and Corporate
                                                       Communications since 2000; Vice President of Corporate
                                                       Communications from 1990 to 2000; 11 years as an officer of the registrant.

*On April 28, 2001, Stewart K. Owens replaced Daniel E. Evans as chairman of the board. Mr. Evans continues to serve as a member of the board of directors.


                                     PART II

ITEM 5.  MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ----------------------------------------------------------------------

In accordance with General Instruction G(2), the information called for in Item 201 of Regulation S-K is incorporated herein by reference to Note H, Quarterly Financial Data (Unaudited), located on page 27 of the registrant's Annual Report to Stockholders for the fiscal year ended April 27, 2001, ("the registrant's 2001 Annual Report to Stockholders").

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

In accordance with General Instruction G(2), the financial information for fiscal years 1997 through 2001 contained under the subcaption Consolidated Financial Review, located on page 17 of the registrant's 2001 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATION.
         --------------------

In accordance with General Instruction G(2), the information contained under the caption Management's Discussion and Analysis of Selected Financial Information, located on pages 30 through 33 of the registrant's 2001 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

As noted in Note A, Summary of Significant Accounting Policies, located on page 22 of the registrant's 2001 Annual Report to Stockholders, the company does not use derivative financial instruments for speculative purposes. The company maintains its cash and cash equivalents in financial instruments with maturity of three months or less when purchased.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

The financial statements and the auditor's report thereon included on pages 18 through 29 of the registrant's 2001 Annual Report to Stockholders are incorporated herein by reference.

The Quarterly Financial Data included in Note H of the notes to consolidated financial statements, located on page 27 of the registrant's 2001 Annual Report to Stockholders, is also incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

No response required.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

In accordance with General Instruction G(3), the information contained under the caption "ELECTION OF DIRECTORS" in the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on Sept. 10, 2001, is incorporated herein by reference. In addition, the information regarding the registrant's executive officers required by Item 401 of Regulation S-K is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

To the registrant's knowledge, based solely on a review of the copies of the reports furnished to the registrant and written representations that no other reports were required during the 2001 fiscal year, all filing requirements applicable to officers, directors and owners of more than 10 percent of the outstanding shares of the registrant's common stock under Section 16(a) of the Securities Exchange Act of 1934, as amended, were complied with, except that each of Donald J. Radkoski, Howard J. Berrey and Mary L. Cusick did not file on a timely basis the Form 5 for the 2001 fiscal year reporting a single nonqualified stock options grant on May 1, 2000, and a single stock options grant, inclusive of incentive stock options and nonqualified stock options, on June 8, 2000, and each of Roger D. Williams, Larry C. Corbin and Stewart K. Owens did not file on a timely basis the Form 5 for the 2001 fiscal year reporting a single stock options grant, inclusive of incentive stock options and nonqualified stock options, on June 8, 2000. Messrs. Corbin and Owens are directors and executive officers of the registrant. Messrs. Radkoski, Berrey and Williams and Ms. Cusick are executive officers of the registrant.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on Sept. 10, 2001, is incorporated herein by reference. Neither the report of the compensation committee of the registrant's board of directors on executive compensation nor the performance graph included in the registrant's definitive proxy statement for the annual meeting of stockholders to be held on Sept. 10, 2001, shall be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

In accordance with General Instruction G(3), the information contained under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on Sept. 10, 2001, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

In accordance with General Instruction G(3), the information contained under the captions "ELECTION OF DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on Sept. 10, 2001, is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------


(a)(1)    FINANCIAL STATEMENTS

          For a list of all financial statements included with this Annual Report on Form 10-K, see the "List of Financial Statements" at page 22.

(a)(2)    FINANCIAL STATEMENT SCHEDULES

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)    EXHIBITS

          Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the "Index to Exhibits" at page 40. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.



                                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Exhibit No.               Description                                      Location
-----------               -----------                                      --------

10(a)                     Agreement, dated Feb. 24, 1989,                  Incorporated herein by reference to
                          between Daniel E. Evans and Bob Evans            Exhibit 10(g) to the Registrant's Annual
                          Farms, Inc.; and Schedule A to                   Report on 10-K for its fiscal year ended
                          Exhibit 10(a) identifying other                  April 28, 1989 (File No. 0-1667);
                          substantially identical Agreements               Attached hereto.
                          between Bob Evans Farms, Inc. and
                          certain of the executive officers of
                          Bob Evans Farms, Inc.

10(b)                     Bob Evans Farms, Inc. 1989 Stock                 Incorporated herein by reference to
                          Option Plan for Nonemployee Directors            Exhibit 4(d) to the Registrant's
                                                                           Registration Statement on Form S-8,
                                                                           filed Aug. 23, 1989.
                                                                           (Registration No. 33-30665)

10(c)                     Bob Evans Farms, Inc. 1991 Incentive             Incorporated herein by reference to
                          Stock Option Plan                                Exhibit 4(d) to the Registrant's
                                                                           Registration Statement on Form S-8,
                                                                           filed Sept. 13, 1991.
                                                                           (Registration No. 33-42778)

10(d)                     Bob Evans Farms, Inc. Nonqualified               Incorporated herein by reference to
                          Stock Option Plan (effective April               Exhibit 10(j) to the Registrant's Annual
                          17, 1992)                                        Report on Form 10-K for the fiscal year
                                                                           ended April 24, 1992.
                                                                           (File No. 0-1667)

10(e)                     Bob Evans Farms, Inc. Long Term                  Incorporated herein by reference to
                          Incentive Plan for Managers                      Exhibit 10(k) to the Registrant's Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended April 30, 1993.
                                                                           (File No. 0-1667)

10(f)                     Bob Evans Farms, Inc. 1994 Long Term             Incorporated herein by reference to
                          Incentive Plan                                   Exhibit 10(n) to the Registrant's Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended April 29, 1994.
                                                                           (File No. 0-1667)

10(g)                     Bob Evans Farms, Inc. Supplemental               Incorporated herein by reference to
                          Executive Retirement Plan                        Exhibit 10(l) to the Registrant's Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended April 24, 1998.
                                                                           (File No. 0-1667)

10(h)                     Bob Evans Farms, Inc. 1998 Directors             Incorporated herein by reference to
                          Compensation Plan                                Exhibit 10(m) to the Registrant's Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended April 24, 1998.
                                                                           (File No. 0-1667)


Exhibit No.               Description                                      Location
-----------               -----------                                      --------
10(i)                     Bob Evans Farms, Inc. 1998 Stock                 Incorporated herein by reference to
                          Option and Incentive Plan                        Exhibit 4(f) to the Registrant's
                                                                           Registration Statement on Form S-8 filed
                                                                           March 22, 1999.
                                                                           (Registration No. 333-74829)

10(j)                     Bob Evans Farms, Inc. Dividend                   Incorporated herein by reference to the
                          Reinvestment and Stock Purchase Plan             Registrant's Registration Statement on
                                                                           Form S-3 filed March 19, 1999.
                                                                           (Registration No. 333-74739)

10(k)                     Bob Evans Farms, Inc. and Affiliates             Attached hereto.
                          Executive Deferral Program
                          (originally effective Jan. 1, 1999,
                          and amended and restated effective
                          June 14, 1999)

10(l)                     First Amendment to Bob Evans Farms,              Attached hereto.
                          Inc. and Affiliates Executive
                          Deferral Program

(b)       REPORTS ON FORM 8-K

          The registrant filed no current reports on Form 8-K during the last quarter of the period covered by this report.

(c)       EXHIBITS

          Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the "Index to Exhibits" at page 40.

(d)       FINANCIAL STATEMENT SCHEDULES

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Bob Evans Farms, Inc.



July 16, 2001                       By: /s/ Donald J. Radkoski
                                        ----------------------
                                        Donald J. Radkoski
                                        Chief Financial Officer, Treasurer
                                        and Secretary (Chief Accounting Officer)


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


Signature                                            Title                                  Date
---------                                            -----                                  ----

/s/ Stewart K. Owens                                 Chairman of the Board                  July 16, 2001
------------------------------------
Stewart K. Owens


/s/ Larry C. Corbin                                  Director                               July 16, 2001
------------------------------------
Larry C. Corbin


/s/ Daniel E. Evans                                  Director                               July 16, 2001
------------------------------------
Daniel E. Evans



/s/ Daniel A. Fronk                                  Director                               July 16, 2001
------------------------------------
Daniel A. Fronk



/s/ Michael J. Gasser                                Director                               July 16, 2001
------------------------------------
Michael J. Gasser



/s/ E.W. (Bill) Ingram III                           Director                               July 16, 2001
------------------------------------
E.W. (Bill) Ingram III



/s/ G. Robert Lucas II                               Director                               July 16, 2001
------------------------------------
G. Robert Lucas II



/s/ Robert E.H. Rabold                               Director                               July 16, 2001
------------------------------------
Robert E.H. Rabold



/s/ Donald J. Radkoski                               Chief Financial Officer,               July 16, 2001
------------------------------------                 Treasurer and Secretary
Donald J. Radkoski                                   (Chief Accounting Officer)

                              BOB EVANS FARMS, INC.
                           ANNUAL REPORT ON FORM 10-K

                      FOR FISCAL YEAR ENDED APRIL 27, 2001

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                  Page(s) in 2001
                                                                                                  Annual Report to
                                         Description                                                Stockholders
Consolidated Financial Review for the fiscal years ended April 27, 2001;
       April 28, 2000; April 30, 1999; April 24, 1998; and April 25, 1997............                    17

Consolidated Balance Sheets at April 27, 2001 and April 28, 2000.....................                    18

Consolidated Statements of Income for the fiscal years ended April 27, 2001;
       April 28, 2000 and April 30, 1999.............................................                    19

Consolidated Statements of Stockholders' Equity for the fiscal years ended
       April 27, 2001; April 28, 2000; April 30, 1999 and April 24, 1998.............                    20

Consolidated Statements of Cash Flows for the fiscal years ended April 27,
       2001; April 28, 2000 and April 30, 1999.......................................                    21

Notes to Consolidated Financial Statements...........................................                  22-28

Report of Ernst & Young LLP, Independent Auditors....................................                    29

CONSOLIDATED FINANCIAL REVIEW

BOB EVANS FARMS, INC. AND SUBSIDIARIES
Dollars and shares in thousands, except per share amounts

                                           2001           2000            1999          1998           1997
                                      ------------------------------------------------------------------------
OPERATING RESULTS
Net sales                              $ 1,023,814    $   964,623    $   968,503    $   886,838    $   822,155
Operating income                            83,466         85,487         91,948         74,460         57,800
Income before income taxes                  78,714         83,954         91,374         72,521         56,992
Income taxes                                27,943         31,061         33,808         26,833         20,916
Net income                                  50,771         52,893         57,566         45,688         36,076
Earnings per share of common stock:
   Basic                               $      1.45    $      1.38    $      1.40    $      1.10    $      0.86
   Diluted                             $      1.44    $      1.38    $      1.39    $      1.09    $      0.86

FINANCIAL POSITION
Working capital                        $  (114,449)   $  (129,475)   $   (34,372)   $   (40,870)   $   (67,426)
Property, plant and equipment - net        603,063        546,594        493,369        485,949        473,021
Total assets                               678,715        624,441        590,452        579,931        564,079
Debt:
   Short-term                               69,965         99,295         25,000         39,420         68,880
   Long-term                                36,000            431            833          1,223          1,587
Stockholders' equity                       457,095        428,790        470,095        457,196        422,807

SUPPLEMENTAL INFORMATION
FOR THE YEAR
Capital expenditures                   $    99,807    $    96,867    $    68,525    $    47,801    $    60,048
Depreciation and amortization          $    39,792    $    36,480    $    35,386    $    32,882    $    29,544
Weighted-average shares outstanding:
   Basic                                    35,005         38,230         41,210         41,610         41,987
   Diluted                                  35,284         38,366         41,509         41,803         42,020
Cash dividends declared per share      $      0.36    $      0.36    $      0.35    $      0.32    $      0.32
Common stock market prices:
   High                                $     21.38    $     22.06    $     26.13    $     22.19    $     17.00
   Low                                 $     12.56    $     12.06    $     18.25    $     13.13    $     12.13

SUPPLEMENTAL INFORMATION
AT YEAR-END
Employees                                   38,542         35,576         32,363         31,189         29,375
Stockholders                                39,466         42,102         44,173         43,980         43,570
Market price per share at closing      $     18.85    $     13.06    $     18.31    $     20.25    $     13.13
Book value per share                   $     13.13    $     12.09    $     11.67    $     10.97    $     10.17

CONSOLIDATED BALANCE SHEETS

BOB EVANS FARMS, INC. AND SUBSIDIARIES
Dollars in thousands


                                                                              APRIL 27, 2001  April 28, 2000
                                                                              ------------------------------

ASSETS
CURRENT ASSETS
   Cash and equivalents                                                          $   1,787    $   6,780
   Accounts receivable                                                              13,620       13,651
   Inventories                                                                      16,970       16,456
   Deferred income taxes                                                             8,335        7,665
   Prepaid expenses                                                                  2,964        1,694
                                                                                 ----------------------
     TOTAL CURRENT ASSETS                                                           43,676       46,246

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                            182,421      169,069
   Buildings and improvements                                                      474,754      427,357
   Machinery and equipment                                                         245,386      222,224
   Construction in progress                                                          3,216        6,891
                                                                                 ----------------------
                                                                                   905,777      825,541
   Less accumulated depreciation                                                   302,714      278,947
                                                                                 ----------------------
     NET PROPERTY, PLANT AND EQUIPMENT                                             603,063      546,594

OTHER ASSETS
   Deposits and other                                                                1,644        1,388
   Long-term investments                                                            11,077       11,400
   Deferred income taxes                                                            11,762       10,654
   Goodwill and other intangible assets                                              7,493        8,159
                                                                                 ----------------------
     TOTAL OTHER ASSETS                                                             31,976       31,601
                                                                                 ----------------------
                                                                                 $ 678,715    $ 624,441
                                                                                 ======================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit                                                                $  65,965    $  99,295
   Current maturities of long-term debt                                              4,000            0
   Accounts payable                                                                  8,509        9,085
   Dividends payable                                                                 3,132        3,191
   Federal and state income taxes                                                   12,616        5,050
   Accrued wages and related liabilities                                            16,220       14,851
   Other accrued expenses                                                           47,683       44,249
                                                                                 ----------------------
     TOTAL CURRENT LIABILITIES                                                     158,125      175,721

LONG-TERM LIABILITIES
   Deferred compensation                                                             4,694        4,616
   Deferred income taxes                                                            22,801       14,883
   Long-term debt                                                                   36,000          431
                                                                                 ----------------------
     TOTAL LONG-TERM LIABILITIES                                                    63,495       19,930

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized 100,000,000 shares;
     issued 42,638,118 shares in 2001 and 2000                                         426          426
   Preferred stock, $500 par value; authorized 1,200 shares; issued 120 shares
     in 2001 and 2000                                                                   60           60
   Capital in excess of par value                                                  150,670      150,225
   Retained earnings                                                               444,476      406,280
   Treasury stock, 7,834,255 shares in 2001 and 7,180,340 shares
     in 2000, at cost                                                             (138,537)    (128,201)
                                                                                 ----------------------
     TOTAL STOCKHOLDERS' EQUITY                                                    457,095      428,790
                                                                                 ----------------------
                                                                                 $ 678,715    $ 624,441
                                                                                 ======================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

BOB EVANS FARMS, INC. AND SUBSIDIARIES
Dollars in thousands, except per share amounts

YEARS ENDED APRIL 27, 2001; APRIL 28, 2000; AND APRIL 30, 1999        2001                 2000                    1999
                                                                  --------------------------------------------------------

NET SALES                                                         $1,023,814             $  964,623             $  968,503

   Cost of sales                                                     292,902                274,388                275,898
   Operating wage and fringe benefit expenses                        347,923                320,174                306,816
   Other operating expenses                                          145,886                138,754                132,123
   Selling, general and administrative expenses                      113,845                109,340                126,332
   Depreciation and amortization expense                              39,792                 36,480                 35,386
                                                                  --------------------------------------------------------

OPERATING INCOME                                                      83,466                 85,487                 91,948

   Net interest expense                                                4,752                  1,533                    574
                                                                  --------------------------------------------------------

INCOME BEFORE INCOME TAXES                                            78,714                 83,954                 91,374

   Provisions For Income Taxes                                        27,943                 31,061                 33,808
                                                                  --------------------------------------------------------

NET INCOME                                                        $   50,771             $   52,893             $   57,566
                                                                  =========================================================

EARNINGS PER SHARE - BASIC                                        $     1.45             $     1.38             $     1.40
                                                                  =========================================================

EARNINGS PER SHARE - DILUTED                                      $     1.44             $     1.38             $     1.39
                                                                  =========================================================




See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BOB EVANS FARMS, INC. AND SUBSIDIARIES
Dollars in thousands

                                                                  CAPITAL
                                         COMMON     PREFERRED    IN EXCESS    RETAINED    TREASURY
                                          STOCK       STOCK    OF PAR VALUE   EARNINGS      STOCK        TOTAL
----------------------------------------------------------------------------------------------------------------
Stockholders' Equity at 4/24/98            $426        $60       $147,213     $323,720   $  (14,223)    $457,196
----------------------------------------------------------------------------------------------------------------
Net income                                                                      57,566                    57,566
Dividends declared                                                             (14,362)                  (14,362)
Treasury stock repurchased                                                                  (42,284)     (42,284)
Treasury stock reissued under employee plans                        3,319                     7,828       11,147
Stock options granted under employee plans                            165                                    165
Tax reductions - employee plans                                       667                                    667

----------------------------------------------------------------------------------------------------------------
Stockholders' Equity at 4/30/99             426         60        151,364      366,924      (48,679)     470,095
----------------------------------------------------------------------------------------------------------------
Net income                                                                      52,893                    52,893
Dividends declared                                                             (13,537)                  (13,537)
Treasury stock repurchased                                                                  (82,228)     (82,228)
Treasury stock reissued under employee plans                       (1,385)                    2,706        1,321
Stock options granted under employee plans                            122                                    122
Tax reductions - employee plans                                       124                                    124

----------------------------------------------------------------------------------------------------------------
Stockholders' Equity at 4/28/00             426         60        150,225      406,280     (128,201)     428,790
----------------------------------------------------------------------------------------------------------------
Net income                                                                      50,771                    50,771
Dividends declared                                                             (12,575)                  (12,575)
Treasury stock repurchased                                                                  (13,722)     (13,722)
Treasury stock reissued under employee plans                         (261)                    3,386        3,125
Stock options granted under employee plans                            390                                    390
Tax reductions - employee plans                                       316                                    316

----------------------------------------------------------------------------------------------------------------
Stockholders' Equity at 4/27/01            $426        $60       $150,670     $444,476    $(138,537)    $457,095
----------------------------------------------------------------------------------------------------------------




See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

BOB EVANS FARMS, INC. AND SUBSIDIARIES
Dollars in thousands


YEARS ENDED APRIL 27, 2001; APRIL 28, 2000; AND APRIL 30, 1999           2001                   2000                 1999
                                                                     ------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                            $  50,771             $  52,893             $  57,566
Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                                         39,792                36,480                35,386
   Deferred compensation                                                     78                 3,426                 1,190
   Deferred income taxes                                                  6,140                (2,844)                  623
   Loss (gain) on sale of assets                                            248                   (24)                   25
   Loss on long-term investments                                          1,244                     0                     0
   Compensation expense attributable to stock plans                       1,092                   395                 1,168
   Cash provided by (used for) current assets
     and current liabilities:
     Accounts receivable                                                     31                 3,385                (1,391)
     Inventories                                                           (514)               (2,157)                 (224)
     Prepaid expenses                                                    (1,270)                    3                  (155)
     Accounts payable                                                      (576)                 (474)                1,650
     Federal and state income taxes                                       7,882                 4,278                 2,683
     Accrued wages and related liabilities                                1,369                (2,158)                2,661
     Other accrued expenses                                               5,152                   711                 4,640
                                                                     ------------------------------------------------------
     Net cash provided by operating activities                          111,439                93,914               105,822

INVESTING ACTIVITIES:
Purchase of property, plant and equipment                               (99,807)              (96,867)              (68,525)
Purchase of long-term investments                                        (1,352)               (3,483)               (2,412)
Proceeds from sale of property, plant
     and equipment                                                        2,677                 6,903                11,336
Cash proceeds from divestitures                                               0                     0                24,901
Other                                                                      (256)                2,117                   (44)
                                                                     ------------------------------------------------------
     Net cash used in investing activities                              (98,738)              (91,330)              (34,744)

FINANCING ACTIVITIES:
Cash dividends paid                                                     (12,633)              (13,973)              (14,070)
Purchase of treasury stock                                              (13,722)              (82,228)              (42,284)
Line of credit                                                          (33,330)               74,295               (14,420)
Proceeds from issuance of long-term debt                                 40,000                     0                     0
Payments on principal of note payable                                      (431)                 (402)                 (390)
Proceeds from issuance of treasury stock                                  2,422                 1,049                10,144
                                                                     ------------------------------------------------------
     Net cash used in financing activities                              (17,694)              (21,259)              (61,020)
                                                                     ------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                              (4,993)              (18,675)               10,058
CASH AND EQUIVALENTS AT THE BEGINNING OF THE YEAR                         6,780                25,455                15,397
                                                                     ------------------------------------------------------
CASH AND EQUIVALENTS AT THE END OF THE YEAR                           $   1,787             $   6,780             $  25,455
                                                                     ------------------------------------------------------



See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOB EVANS FARMS, INC. AND SUBSIDIARIES  APRIL 27, 2001
Dollars in thousands unless otherwise noted, except per share amounts

NOTE A | SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS: Bob Evans Farms, Inc. owns and operates 469 restaurants in 22 states as Bob Evans Restaurants and Owens Family Restaurants. The company also produces fresh and fully cooked pork products, as well as other food products, that are distributed primarily to grocery stores in the East North Central, Mid-Atlantic, Southern and Southwestern United States. Frozen rolls, biscuits and entrees are distributed primarily to grocery stores in Ohio and various surrounding areas. The company's liquid-smoke flavorings are distributed nationally and internationally. In 1999, the company sold its salad production and charcoal manufacturing businesses (see Note C).

   PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

   FISCAL YEAR: The company's fiscal year ends on the last Friday in April. References herein to 2001, 2000 and 1999 refer to fiscal years ended April 27, 2001; April 28, 2000; and April 30, 1999, respectively. Fiscal 1999 was comprised of 53 weeks as compared to 2001 and 2000, both of which were comprised of 52 weeks.

   CASH EQUIVALENTS: The company considers all highly liquid instruments, with a maturity of three months or less when purchased, to be cash equivalents.

   INVENTORIES: The company values inventories at the lower of first-in, first-out cost or market. Inventory includes raw materials and supplies ($11,481 in 2001 and $10,223 in 2000) and finished goods ($5,489 in 2001 and $6,233 in
2000).

   PROPERTY, PLANT AND EQUIPMENT: The company calculates depreciation on the straight-line and accelerated methods at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (15 to 25 years) and machinery and equipment (3 to 10 years). The straight-line depreciation method was adopted for all new property beginning in fiscal 1995. Depreciation on property placed in service prior to fiscal 1995 continues to be calculated principally on accelerated methods.

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

   GOODWILL AND OTHER INTANGIBLE ASSETS: Intangible assets include goodwill ($7,338 in 2001 and $7,849 in 2000) and other intangible assets ($155 in 2001 and $310 in 2000). Goodwill (the cost in excess of net assets acquired) is amortized over 25 years using the straight-line method. The company uses the cash flow method to assess the recoverability of goodwill. Other intangible assets are amortized on a straight-line basis over their estimated useful lives (10 to 15 years). The expense associated with the amortization of intangible assets in 2001, 2000 and 1999 was $666; $684; and $854, respectively.

   FINANCIAL INSTRUMENTS: The fair values of the company's financial instruments approximate their carrying values at April 27, 2001, and April 28, 2000. The company does not use derivative financial instruments for speculative purposes.

   PRE-OPENING EXPENSES: Expenditures related to the opening of new restaurants, other than those for capital assets, are charged to expense when incurred.

   ADVERTISING COSTS: The company expenses advertising costs as incurred. Advertising expense was $43,488; $41,548; and $41,150 in 2001, 2000 and 1999,
respectively.

   COST OF SALES: Cost of sales represents food costs in the restaurant segment and cost of materials in the food products segment.

   COMPREHENSIVE INCOME: Comprehensive income is the same as reported net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOB EVANS FARMS, INC. AND SUBSIDIARIES  APRIL 27, 2001
Dollars in thousands unless otherwise noted, except per share amounts

   EARNINGS PER SHARE: Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share calculations reflect the assumed exercise and conversion of outstanding stock options.

   The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares outstanding in thousands:


                                    2001              2000              1999
                                  --------------------------------------------
Basic                              35,005            38,230            41,210
Dilutive stock
   options                            279               136               299
                                  --------------------------------------------
Diluted                            35,284            38,366            41,509
                                  ============================================

   Options to purchase 1,002,000; 1,048,000; and 367,000 shares of common stock in 2001, 2000 and 1999, respectively, were excluded from the diluted earnings-per-share calculations since they were anti-dilutive.

   USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

   RECLASSIFICATIONS: Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 classification.

   EFFECT OF NEW ACCOUNTING STANDARDS: The Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in 1998, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, in 1999 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of SFAS No. 133, in 2000. The statements require that all derivatives be recorded as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The company did not have any applicable derivative instruments at April 27, 2001. Accordingly, the adoption of these statements will not impact the company's financial statements.

   In May 2000, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 00-14, Accounting for Certain Sales Incentives, which requires that certain sales incentives provided to customers be classified in the consolidated statements of income as a reduction of sales. The company currently classifies such incentives as promotional expenses within selling, general and administrative expenses. The company plans to apply the consensus in its financial statements in the first quarter of fiscal 2002. Had the company applied the consensus in fiscal 2001, both net sales and selling, general and administrative expenses would have been reduced by approximately $16,306; operating income would have been unchanged.

--------------------------------------------------------------------------------
NOTE B | LONG-TERM DEBT AND CREDIT ARRANGEMENTS

   In April 2001, the company issued a $40 million unsecured note to a bank to replace an equivalent amount outstanding on its unsecured line of credit. The note bears interest at a fixed rate of 7.35% and matures in May 2008. Required principal payments are $4 million per year for each of the next five years. Customary for this type of agreement, the note contains certain restrictive covenants related to tangible net worth, debt levels and fixed charge coverage.

   The company also has arrangements with certain banks from which it may borrow up to $110 million ($150 million prior to the issuance of the note in April
2001) on a short-term basis. The arrangements are reviewed annually for renewal. At April 27, 2001, $65,965 was outstanding under these arrangements. During 2001 and 2000, respectively, the maximum amounts outstanding under these arrangements were $114,480 and $104,165, and the average amounts outstanding were $103,959 and $53,613 with weighted-average interest rates of 6.75% and 6.58%. All interest paid on these arrangements is at floating rates.

   Interest costs of $1,784; $1,389; and $911 incurred in 2001, 2000 and 1999, respectively, were capitalized in connection with the company's construction activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOB EVANS FARMS, INC. AND SUBSIDIARIES  APRIL 27, 2001
Dollars in thousands unless otherwise noted, except per share amounts



NOTE C DIVESTITURES

   In 1999, the company sold its salad production and charcoal manufacturing businesses. The sale prices of the two transactions totaled $29,152 (comprised of $24,901 in cash and the remainder in short-term receivables) plus the assumption of $1,673 of liabilities. No material gain or loss was realized on the transactions. The company's results of operations for 1999 included net sales of $46,318 and operating income of $355 from the divested businesses.

--------------------------------------------------------------------------------

NOTE D | INCOME TAXES

   Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax liabilities and assets as of April 27, 2001, and April 28, 2000, were as follows:


                                                                        APRIL 27, 2001 April 28, 2000
                                                                       ------------------------------
DEFERRED TAX ASSETS:
   Loss on impaired assets                                                 $ 7,546        $ 7,546
   Self-insurance                                                            6,107          5,985
   Vacation pay                                                              1,173          1,150
   Stock compensation plans                                                  4,016          3,108
   Accrued bonus                                                               984            530
   Inventory and other                                                         271              0
                                                                           ----------------------
   Total deferred tax assets                                                20,097         18,319

DEFERRED TAX LIABILITIES:
   Accelerated depreciation/asset disposals                                 20,352         12,615
   Other taxes                                                                   0            180
   Inventory and other                                                       2,449          2,088
                                                                           ----------------------
   Total deferred tax liabilities                                           22,801         14,883
                                                                           ----------------------
     NET DEFERRED TAX ASSETS (LIABILITIES)                                 $(2,704)       $ 3,436
                                                                           ======================


Significant components of the provisions for income taxes are as follows:

                                                              2001           2000          1999
                                                            -------------------------------------
Current:
   Federal                                                  $19,771        $31,701        $28,479
   State                                                      2,032          2,203          4,706
                                                            -------------------------------------
     Total Current                                           21,803         33,904         33,185
Deferred, primarily federal                                   6,140         (2,843)           623
                                                            -------------------------------------
TOTAL TAX PROVISIONS                                        $27,943        $31,061        $33,808
                                                            =====================================

The company's provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

                                                              2001           2000           1999
                                                            -------------------------------------
Tax at statutory rate                                       $27,550        $29,384        $31,981
State income tax (net)                                        1,321          1,432          3,059
Other                                                          (928)           245         (1,232)
                                                            -------------------------------------
PROVISIONS FOR INCOME TAXES                                 $27,943        $31,061        $33,808
                                                            =====================================



Taxes paid during 2001, 2000 and 1999 were $13,751; $28,390; and $28,687, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOB EVANS FARMS, INC. AND SUBSIDIARIES  APRIL 27, 2001

Dollars in thousands unless otherwise noted, except per share amounts


NOTE E | STOCK-BASED COMPENSATION PLANS

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

   The following table summarizes option-related activity for the last three years:

                                                            SHARES                   PRICE RANGE
----------------------------------------------------------------------------------------------------
OUTSTANDING, APRIL 24, 1998                               1,517,217             $6.56 TO      $21.25
----------------------------------------------------------------------------------------------------
Granted                                                     414,889              9.94 to       21.38
Exercised                                                  (592,988)             6.56 to       21.38
Canceled or expired                                        (155,410)             6.56 to       21.38
----------------------------------------------------------------------------------------------------
OUTSTANDING, APRIL 30, 1999                               1,183,708              6.56 TO       21.38
----------------------------------------------------------------------------------------------------
Granted                                                     713,062              9.22 to       19.38
Exercised                                                   (60,583)             9.13 to       20.50
Canceled or expired                                        (144,842)             6.56 to       21.38
----------------------------------------------------------------------------------------------------
OUTSTANDING, APRIL 28, 2000                               1,691,345              6.56 TO       21.38
----------------------------------------------------------------------------------------------------
Granted                                                     927,048              6.78 to       14.44
Exercised                                                  (175,681)             6.56 to       19.38
Canceled or expired                                         (58,406)             6.56 to       21.38
----------------------------------------------------------------------------------------------------
OUTSTANDING, APRIL 27, 2001                               2,384,306             $6.56 TO      $21.38
----------------------------------------------------------------------------------------------------

   In addition to the outstanding options, 4,044,368 stock option shares were available for grant at April 27, 2001. The following table summarizes information regarding stock options outstanding at April 27, 2001:

                                             OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                  --------------------------------------  -------------------------
                                    NUMBER     WEIGHTED-AVG. WEIGHTED-AVG. NUMBER     WEIGHTED-AVG.
                                  OUTSTANDING     REMAINING   EXERCISE   EXERCISABLE    EXERCISE
  RANGE OF EXERCISE PRICES         AT 4/27/01 CONTRACTUAL LIFE  PRICE     AT 4/27/01     PRICE
---------------------------------------------------------------------------------------------------
$  6.56  to  $12.99                315,416        12.2        $ 9.13       201,170       $ 9.19
  13.00  to   13.99                 29,700         1.0         13.13        29,700        13.13
  14.00  to   14.99                855,403         8.5         14.44        19,638        14.44
  15.00  to   18.99                202,683         5.4         15.34       192,017        15.34
  19.00  to   20.99                665,932         7.4         19.38       229,165        19.38
  21.00  to   21.38                315,172         5.9         21.38       206,057        21.38
---------------------------------------------------------------------------------------------------
$  6.56  to  $21.38              2,384,306         8.0        $16.09       877,747       $16.31
---------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOB EVANS FARMS, INC. AND SUBSIDIARIES  APRIL 27, 2001
Dollars in thousands unless otherwise noted, except per share amounts


   The company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and as permitted under SFAS No. 123, applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options. Accordingly, no compensation expense has been recognized for the stock option plans when the exercise price of the options is equal to or greater than the fair market value of the stock at the grant date. Compensation expense recognized in income for stock options granted at less than fair market value in 2001, 2000 and 1999 was $390; $167; and $165, respectively. Had the company elected to recognize compensation expense by using the fair-value method prescribed by SFAS No. 123, pro forma net income and earnings per share would be as follows:

                                                              2001           2000           1999
--------------------------------------------------------------------------------------------------
NET INCOME
   As reported                                              $50,771        $52,893        $57,566
   Pro forma                                                 46,934         50,066         56,128

EARNINGS PER SHARE - BASIC
   As reported                                              $  1.45        $  1.38        $  1.40
   Pro forma                                                   1.34           1.31           1.36

EARNINGS PER SHARE - DILUTED
   As reported                                              $  1.44        $  1.38        $  1.39
   Pro forma                                                   1.33           1.31           1.35

Note: the financial effects of applying SFAS No. 123 for the years reported may not be representative of the effects on reported net income and earnings per share in future years.

   Reflected in these pro forma amounts are weighted-average fair values of options of $5.77, $7.28 and $7.39 in 2001, 2000 and 1999, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes options-pricing model and the following weighted average assumptions:

--------------------------------------------------------------------------------

                                                              2001           2000           1999
--------------------------------------------------------------------------------------------------
Dividend yield                                                  2.05%          2.15%          1.70%
Expected volatility                                            39.00%         37.74%         32.43%
Risk-free interest rate                                         6.37%          5.98%          5.57%
Expected life (in years)                                         6.1            5.9            5.8

   The company's long-term incentive plan (LTIP) for managers, an unfunded plan, provides for the award of up to an aggregate of 500,000 shares of the company's common stock to mid-level managers as incentive compensation to attain growth in the net income of the company as well as to help attract and retain management personnel. Shares awarded are restricted until certain vesting requirements are met; at which time all restricted shares are converted to unrestricted shares. LTIP participants are entitled to cash dividends and to vote their respective shares. Restrictions generally limit the sale, pledge or transfer of the shares during a restricted period, not to exceed 12 years. In 2000 and 1999, 113,104 and 55,157 shares, respectively, were awarded as part of the LTIP. No shares were awarded in 2001. Compensation expense attributable to the plan was $702 in 2001, $301 in 2000 and $1,003 in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOB EVANS FARMS, INC. AND SUBSIDIARIES  APRIL 27, 2001
Dollars in thousands unless otherwise noted, except per share amounts


NOTE F | OTHER COMPENSATION PLANS

   The company has a profit sharing plan that covers substantially all employees who have at least one year of service. The annual contribution to the plan is at the discretion of the company's board of directors. The company's expenses related to contributions to the plan in 2001, 2000 and 1999 were $3,773; $3,278; and $3,850, respectively.

   In 1999, the company implemented the Bob Evans Executive Deferral Plan (BEEDP). The BEEDP provides certain executives the opportunity to defer a portion of their current income to future years.

   The company's SERP also provides executives with an option to accept all or a portion of individual awards in the form of nonqualified deferred compensation. The company's expense related to contributions to the SERP deferred compensation plan was $200; $798; and $1,026 in 2001, 2000 and 1999, respectively.

--------------------------------------------------------------------------------

NOTE G | COMMITMENTS AND CONTINGENCIES

   At April 27, 2001, the company had contractual commitments approximating $33,731 for restaurant construction, plant equipment additions and purchases of land and inventory.

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

NOTE H | QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   FIRST QUARTER            SECOND QUARTER             THIRD QUARTER             FOURTH QUARTER
                                 2001         2000         2001         2000         2001         2000         2001         2000
                               ---------------------------------------------------------------------------------------------------
Net sales                      $255,601     $243,757     $261,316     $245,599     $255,434     $236,294     $251,463     $238,973
Gross profit                    181,955      174,711      186,301      176,812      182,707      168,732      179,949      169,980
Operating income                 22,165       23,980       22,813       22,865       19,040       19,854       19,448       18,788
Net income                       13,425       15,120       14,021       14,380       11,473       12,328       11,852       11,065
Earnings per share:
   Basic                       $   0.38     $   0.38     $   0.40     $   0.37     $   0.33     $   0.33     $   0.34     $   0.31
   Diluted                         0.38         0.38         0.40         0.37         0.33         0.33         0.34         0.31
Common stock market prices:
   High                        $  16.06     $  21.38     $  18.50     $  22.06     $  21.38     $  17.31     $  20.50     $  16.13
   Low                            12.56        18.25        16.00        12.94        17.69        13.50        16.63        12.06
Cash dividends declared        $    .09     $    .09     $    .09     $    .09     $    .09     $    .09     $    .09     $    .09

-    Gross profit represents net sales less cost of sales (materials).
-    Each fiscal quarter is comprised of a 13-week period.
- Total quarterly earnings per share may not equal the annual amount because earnings per share is calculated independently for each quarter.
- Stock prices are for the NASDAQ National Market (trading symbol - BOBE), which is the principal market for the company's common stock.
- The number of stockholders of the company's common stock at June 14, 2001, was 39,226.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOB EVANS FARMS, INC. AND SUBSIDIARIES  APRIL 27, 2001
Dollars in thousands unless otherwise noted, except per share amounts


NOTE I | INDUSTRY SEGMENTS

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

   Operating income represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in the company's operations in each segment. General corporate assets consist of cash equivalents, long-term investments and income taxes.
   Information on the company's industry segments is summarized as follows:

                                                           2001             2000          1999
                                                        -----------------------------------------
SALES
   Restaurant operations                                 $  805,957       $750,851     $  708,896
   Food products                                            247,931        242,384        292,372
                                                        -----------------------------------------
                                                          1,053,888        993,235      1,001,268
   Intersegment sales of food products                      (30,074)       (28,612)       (32,765)
                                                        -----------------------------------------
     TOTAL                                               $1,023,814       $964,623     $  968,503
                                                        =========================================
Operating Income
   Restaurant operations                                 $   68,663       $ 67,877     $   65,905
   Food products                                             14,803         17,610         26,043
                                                        -----------------------------------------
     TOTAL                                               $   83,466        $85,487     $   91,948
                                                        =========================================
DEPRECIATION AND AMORTIZATION EXPENSE
   Restaurant operations                                 $   32,634       $ 29,165     $   26,475
   Food products                                              7,158          7,315          8,911
                                                        -----------------------------------------
     TOTAL                                               $   39,792       $ 36,480     $   35,386
                                                        =========================================
CAPITAL EXPENDITURES
   Restaurant operations                                 $   93,554       $ 91,006     $   61,055
   Food products                                              6,253          5,861          7,470
                                                        -----------------------------------------
     TOTAL                                               $   99,807       $ 96,867     $   68,525
                                                        =========================================
IDENTIFIABLE ASSETS
   Restaurant operations                                 $  574,430       $519,168     $  470,033
   Food products                                             73,025         75,311         77,412
                                                        -----------------------------------------
                                                            647,455        594,479        547,445
   General corporate assets                                  31,260         29,962         43,007
                                                        -----------------------------------------
     TOTAL                                               $  678,715       $624,441     $  590,452
                                                        =========================================

REPORT OF ERNST & Young LLP, Independent Auditors






To the Stockholders and Board of Directors of Bob Evans Farms, Inc.:

   We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 27, 2001, and April 28, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 27, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. and subsidiaries at April 27, 2001, and April 28, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 27, 2001, in conformity with accounting principles generally accepted in the United States.



/s/ Ernst & Young LLP


Columbus, Ohio
May 31, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF SELECTED FINANCIAL INFORMATION BOB EVANS FARMS, INC. AND SUBSIDIARIES


   During the fourth quarter of fiscal 1999, the company sold its salad production and charcoal-manufacturing businesses held by wholly owned subsidiaries Mrs. Giles Country Kitchens (Giles) and Hickory Specialties (Hickory), respectively. Therefore, certain comparisons of fiscal 2000 to fiscal 1999 have been adjusted to exclude the effect of the businesses sold. The company's results of operations for fiscal 1999 included net sales of $46.3 million and operating income of $355,000 from the divested businesses. In addition, fiscal 1999 included one more week of operations than both fiscal 2001 and fiscal 2000.

SALES

   Consolidated net sales for Bob Evans Farms, Inc. and subsidiaries increased $59.2 million, or 6.1%, in 2001 compared to 2000. The increase was the result of a $55.1 million increase in restaurant segment sales and a $4.1 million increase in food products segment sales. Net sales in 2000 represented a 0.4% decrease when compared to 1999 sales. Excluding the divested businesses, consolidated net sales rose $42.4 million, or 4.6%, in 2000 compared to 1999.

   Restaurant segment sales accounted for 78.7%, 77.8% and 73.2% of total sales in 2001, 2000 and 1999, respectively. The $55.1 million additional restaurant sales in 2001 represented a 7.3% increase over 2000 sales, which were 5.9% higher than 1999 sales.

   The increase in restaurant sales in 2001 was the result of a 2.6% increase in same-store sales as well as more restaurants in operation. Same-store sales increased in all four quarters of 2001 and included an average menu price increase of 3.3% for the year. Menu price increases were 2.3% in 2000 and 2.6% in 1999. The 2001 same-store sales increase reflected the continued trend of quarterly same-store sales gains for four years running. Excluding the effect of the extra week in 1999, same-store sales increases were 3.4% in 2000 and 5.6% in 1999. New restaurant openings also provided additional sales growth as stores in operation totaled 469 at the end of 2001 compared to 441 at the end of 2000. The 2001 openings included further expansion into existing markets for the company with an emphasis on North Carolina and Florida, where five and four restaurants were opened, respectively. In addition, the company opened a second restaurant in both South Carolina and Kansas as well as its first in Mississippi. During 2001, the company closed two under-performing restaurants. The following chart summarizes the openings and closings during the last two years:

                     BEGINNING    OPENED     CLOSED     ENDING
                     -----------------------------------------
Fiscal Year 2001
First Quarter           441          3          1        443
Second Quarter          443          5          1        447
Third Quarter           447          7          0        454
Fourth Quarter          454         15          0        469

Fiscal Year 2000
First Quarter           424          1          1        424
Second Quarter          424          7          2        429
Third Quarter           429          8          6        431
Fourth Quarter          431         10          0        441

   An emphasis on dessert and carryout sales and seasonal product promotions also contributed to the sales increase in 2001. Carryout sales represented 4.9% of total sales in 2001 compared to 4.1% in 2000 and comprised 16.3% of the total increase in restaurant sales in 2001. Same-store carryout sales increased 23.3% in 2001. Sales also benefited from the updated appearance of many of our restaurants, of which 13 were rebuilt and many remodeled in the past year. In addition, management believes that excellent customer service, reflective of a commitment to full staffing at all restaurants, has been an essential driver of sales growth.

   Various promotional programs were employed throughout the last few years, including those involving gift certificates, children's programs and seasonal menu offerings. Additionally, the layout of the menu was significantly updated late in fiscal 2001 and the children's menu was enhanced in January 2001. No single menu item nor promotional program had a material impact on sales, although management believes that without the menu changes and promotional programs, same-store sales comparisons would have been less favorable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF SELECTED FINANCIAL INFORMATION BOB EVANS FARMS, INC. AND SUBSIDIARIES


   Food products segment sales accounted for 21.3%, 22.2% and 26.8% of total sales in 2001, 2000 and 1999, respectively. The $4.1 million (1.9%) sales increase in the food products segment in 2001 was the result of a $4.7 million sales increase in sausage and other products, partially offset by a $0.6 million decrease in sales of liquid-smoke flavorings. Excluding the divested businesses, the $0.5 million (0.2%) sales increase in the food products segment in 2000 was comprised of a $1.1 million sales increase in sausage and other products, partially offset by a $0.6 million decrease in sales of liquid-smoke flavorings.

   The increase in food products sales in 2001 reflected additional sales provided by new products and higher sales prices partially offset by a 3% decrease in pounds sold of comparable sausage products and a 36% decrease in sales of salad products. The average benchmark retail price for a one-pound roll of sausage in 2001 was $3.19 compared to an average price of $3.04 in 2000 and $2.99 in 1999. The decrease in comparable pound volume in 2001 was primarily due to lower sales of grilling products that resulted from competitors' aggressive promotional activities and less promotional spending by the company. A more aggressive promotional program has been planned for 2002. Salad products continued to decline in 2001 and were discontinued as of the end of the year. In the last three years, newer products, such as garlic and original mashed potatoes, refrigerated home fries and hash browns, provided growing volume.

   Increases in sausage sales in 2000 were primarily due to a 2% increase in pounds sold of comparable products over 1999, excluding the effect of the extra week in 1999. Fiscal 2000 also benefited from expansion into a new marketing territory - the Kansas City metropolitan area.

COST OF SALES

   Consolidated cost of sales (cost of materials) was 28.6%, 28.4% and 28.5% of sales in 2001, 2000 and 1999, respectively.

   In the restaurant segment, food costs (cost of sales) was 25.1%, 25.2% and 25.7% of sales in 2001, 2000 and 1999, respectively. The improvement in 2000, and continuing into 2001, was due mainly to favorable commodity prices, discounts received on large volume purchases and menu price increases.

   In the food products segment, cost of sales was 41.6%, 40.0% and 36.1% in 2001, 2000 and 1999, respectively. These percentages were reflective of fluctuating hog costs, which averaged $39.51, $34.81 and $25.59 per hundredweight in 2001, 2000 and 1999, respectively. The 2001 average represented a 13.5% increase compared to 2000, and the 2000 average was a 36.0% increase compared to 1999. Hog costs were at record-low levels through the third quarter of 1999 and began rising from that point through early 2001. Hog costs stabilized in the range of $34 - $40 per hundredweight through the second and third quarters of fiscal 2001 and rose again in the fourth quarter.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

   Consolidated operating wage and fringe benefit expenses were 34.0%, 33.2% and 31.7% of sales in 2001, 2000 and 1999, respectively.

   In the restaurant segment, operating wage and fringe benefit expenses represented 40.0% of sales in 2001, 39.3% in 2000 and 38.8% in 1999. The increase in 2001 was primarily due to higher hourly and management wages. The increase in 2000 was mostly due to higher hourly wages. The lowest national unemployment rates in 30 years led to increased competition among employers for workers in 2001 and 2000, which led to higher wage rates for the company as it tried to provide competitive compensation.

   In the food products segment, operating wage and fringe benefit expenses were 11.7% of sales in 2001, 11.9% in 2000 and 12.2% (11.5% excluding the divested businesses) in 1999. The improvement in 2001 in the food products ratio was due to the fact that the increased food products sales were primarily the result of price increases and increased sales of purchased products rather than increased sales volume of manufactured products. The increase in 2000, excluding the divested businesses, was primarily due to higher hourly wages that were impacted by the unusually low national unemployment rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF SELECTED FINANCIAL INFORMATION BOB EVANS FARMS, INC. AND SUBSIDIARIES


OTHER OPERATING EXPENSES

   More than 90% of other operating expenses occurred in the restaurant segment; the most significant components of which were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than income taxes) and credit card processing fees. Consolidated other operating expenses represented 14.2%, 14.4% and 13.6% of sales in 2001, 2000 and 1999, respectively. Operating expenses, as a percentage of sales, decreased in 2001 due mostly to improved leverage of expenses (primarily advertising and taxes) with the increase in restaurant segment sales. The improvement was partially offset by higher utility costs. The increase in 2000 was due mostly to higher advertising expense, restaurant supplies and credit card processing fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   The most significant components of selling, general and administrative expenses were wages and fringe benefits and food products segment promotional and advertising expenses. Consolidated selling, general and administrative expenses represented 11.1%, 11.3% and 13.0% in 2001, 2000 and 1999, respectively. The decrease in 2001 and 2000 reflected decreased promotional activity for the company's food products. As hog prices continued trending upward in the last half of 2000, the company opted to decrease in-store promotions and advertising allowances to partially offset the rising cost of materials. The decrease in 2000 was also impacted by lower bonus accruals.

TAXES

   The effective federal and state income tax rates were 35.5% in 2001 and 37.0% in both 2000 and 1999. The lower effective rate in 2001 reflected the impact of various state tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

   Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Cash and cash equivalents totaled $1.8 million at April 27, 2001, and $6.8 million at April 28, 2000. Dividends paid represented 24.9% of net income in 2001 and 26.4% of net income in 2000.

   Bank lines of credit were used for liquidity needs, capital expansion and purchases of treasury shares during 2001 and 2000. At April 27, 2001, $66.0 million was outstanding under such arrangements. Unused bank lines of credit available at year-end were $44.0 million. In April 2001, the company issued a $40.0 million unsecured note to a bank to replace an equivalent amount outstanding on its unsecured line of credit. The company believes that funds needed for capital expenditures, working capital and treasury share purchases during 2002 will be generated internally and from available bank lines of credit. Additional financing alternatives will continue to be evaluated by the company as warranted.

   At April 27, 2001, the company had contractual commitments for restaurant construction, plant equipment additions and the purchases of land and inventory of approximately $33.7 million. Capital expenditures for 2002 are expected to approximate $112.0 million and depreciation and amortization expenses are expected to approximate $43.0 million. The company plans to open approximately 30 restaurants in 2002, as well as upgrade various property, plant and equipment in both segments.

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

   Restaurant segment business risks include: competition, same-store sales, labor and fringe benefit expenses, energy prices, restaurant closings, governmental initiatives and other risks such as the economy, weather, consumer acceptance, etc.

   The restaurant industry is an intensely competitive environment that will continue to challenge and influence the company's restaurant segment. Competition from restaurants in the quick service, casual dining and family-style categories is significant. Increased numbers of restaurants have provided more options for consumers and have suppressed the industry's same-store sales. The industry has seen several restaurant chains struggle to maintain market share and that have closed substantial numbers of locations. Same-store sales for Bob Evans Restaurants have improved for three years in a row: the increase was 2.6% in 2001, 3.4% in 2000 and 5.6% in 1999. The impact of same-store sales on overall sales and corresponding profit margins is significant. All restaurants continue to be evaluated by management in order to identify under-performing locations. In fiscal 2001, the company closed two restaurants. Depending on profitability, as well as changes in access, the company may close other restaurants in fiscal 2002.

   Competition for qualified labor was a challenge in fiscal 2001 and is expected to continue in fiscal 2002, although some easing is expected. Proposed increases in the federally mandated minimum wage may have an impact on future wage rates as Congress considers increases to the rate currently in effect.

   Natural gas prices rose significantly in the winter of fiscal 2001. Predictions are that prices of all energy sources will be significantly higher in fiscal 2002. The company will closely monitor energy costs and evaluate all options carefully.

   Availability of sites and weather conditions generate uncertainty when evaluating future expansion. However, the plans for fiscal 2002 are to add approximately 30 new restaurants in comparison to 30 in 2001 and 26 in 2000.

   Food products segment business risks include: hog costs, governmental initiatives and other risks such as economy, weather, consumer acceptance, etc. The prices to be paid in the live hog market have always been an uncertainty for the food products segment as evidenced in the last three years. In the third quarter of 1999, hog costs were at record-low levels. In 2000, hog cost averages increased nearly 50% from just the second to the fourth quarter. In 2001, hog cost averages were relatively high in the first and fourth quarters, but were stable in the second and third quarters. Trends at the beginning of fiscal 2002 lead management to believe that hog costs in 2002 may be higher than in 2001.

   Another uncertainty is the consumer acceptance of new items. Some of the planned product introductions in fiscal 2002 include Wildfire Barbecue Sauce, expansion of the SnackWiches line to include a new pizza burrito, frozen entree extensions and expanded distribution of refrigerated mashed potatoes.

   The restaurant and food products segments share various risks and uncertainties. Food safety is an issue that has taken precedence: risk of food contamination is an issue focused on by the company at its restaurants as well as in the manufacturing and distribution of its food products. The company has continued its emphasis on quality control programs that limit the company's exposure, including compliance with all aspects of the Hazard Analysis of Critical Control Points program. Increased government initiatives at the local, state and federal levels tend to increase costs and present challenges to management in both segments of the business.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------
The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the company's actual results for fiscal 2002 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks and uncertainties set forth above in "Management's Discussion of Risk Factors," as well as other assumptions, risks, uncertainties and factors previously disclosed in this report, the company's securities filings and press releases.

                              BOB EVANS FARMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED APRIL 27, 2001

                                INDEX TO EXHIBITS


Exhibit
Number                    Description                                       Location
-------                   -----------                                       --------
3(a)                      Certificate of Incorporation of the               Incorporated herein by reference to
                          Registrant (filed with the Delaware               Exhibit 3 (a) to the Registrant's
                          Secretary of State on Nov. 4, 1985)               Annual Report on Form 10-K for its
                                                                            fiscal year ended April 24, 1987.
                                                                            (File No. 0-1667)

3(b)                      Certificate of Amendment of                       Incorporated herein by reference to
                          Certificate of Incorporation of the               Exhibit 3(b) to the Registrant's Annual
                          Registrant dated Aug. 26, 1987 (filed             Report on Form 10-K for its fiscal year
                          with the Delaware Secretary of State              ended April 28, 1989.
                          on Sept. 4, 1987)                                 (File No. 0-1667)

3(c)                      Certificate of Adoption of Amendment              Incorporated herein by reference to
                          to Certificate of Incorporation of                Exhibit 3(c) to the Registrant's Annual
                          the Registrant dated Aug. 9, 1993                 Report on Form 10-K for its fiscal year
                          (filed with the Delaware Secretary of             ended April 29, 1994.
                          State on Aug. 10, 1993)                           (File No. 0-1667)

3(d)                      Restated Certificate of Incorporation             Incorporated herein by reference to
                          of Registrant reflecting amendments               Exhibit 3(d) to the Registrant's Annual
                          through Aug. 10, 1993. Note: filed                Report on Form 10-K for its fiscal year
                          for purposes of SEC reporting                     ended April 29, 1994.
                          compliance only - this document has               (File No. 0-1667)
                          not been filed with the Delaware
                          Secretary of State

3(e)                      Amended and Restated By-Laws of the               Incorporated herein by reference to
                          Registrant                                        Exhibit 3(e) to the Registrant's Annual
                                                                            Report on Form 10-K for its fiscal year
                                                                            ended April 28, 2000.
                                                                            (File No. 0-1667)

4                         Agreement to furnish instruments                  Attached hereto.
                          defining rights of holders of
                          long-term debt


Exhibit
Number                    Description                                       Location
-------                   -----------                                       --------

10(a)                     Agreement, dated Feb. 24, 1989,                   Incorporated herein by reference to
                          between Daniel E. Evans and Bob Evans             Exhibit 10(g) to the Registrant's
                          Farms, Inc.; and Schedule A to                    Annual Report on 10-K for its fiscal
                          Exhibit 10(a) identifying other                   year ended April 28, 1989 (File No.
                          substantially identical Agreements                0-1667);
                          between Bob Evans Farms, Inc. and                 Attached hereto.
                          certain of the executive officers of
                          Bob Evans Farms, Inc.

10(b)                     Bob Evans Farms, Inc. 1989 Stock                  Incorporated herein by reference to
                          Option Plan for Nonemployee Directors             Exhibit 4(d) to the Registrant's
                                                                            Registration Statement on Form S-8,
                                                                            filed Aug. 23, 1989.
                                                                            (Registration No. 33-30665)

10(c)                     Bob Evans Farms, Inc. 1991 Incentive              Incorporated herein by reference to
                          Stock Option Plan                                 Exhibit 4(d) to the Registrant's
                                                                            Registration Statement on Form S-8,
                                                                            filed Sept. 13, 1991.
                                                                            (Registration No. 33-42778)

10(d)                     Bob Evans Farms, Inc. Nonqualified                Incorporated herein by reference to
                          Stock Option Plan (effective April                Exhibit 10(j) to the Registrant's
                          17, 1992)                                         Annual Report on Form 10-K for its
                                                                            fiscal year ended April 24, 1992.
                                                                            (File No. 0-1667)

10(e)                     Bob Evans Farms, Inc. Long Term                   Incorporated herein by reference to
                          Incentive Plan for Managers                       Exhibit 10(k) to the Registrant's
                                                                            Annual Report on Form 10-K for its
                                                                            fiscal year ended April 30, 1993.
                                                                            (File No. 0-1667)

10(f)                     Bob Evans Farms, Inc. 1994 Long Term              Incorporated herein by reference to
                          Incentive Plan                                    Exhibit 10(n) to the Registrant's
                                                                            Annual Report on Form 10-K for the
                                                                            fiscal year ended April 29, 1994.
                                                                            (File No. 0-1667)

10(g)                     Bob Evans Farms, Inc. 1998 Supplemental           Incorporated herein by reference to
                          Executive Retirement Plan                         Exhibit 10(l) to the Registrant`s
                                                                            Annual Report on Form 10-K for the
                                                                            fiscal year ended April 24, 1998.
                                                                            (File No. 0-1667)

10(h)                     Bob Evans Farms, Inc. 1998 Directors              Incorporated herein by reference to
                          Compensation Plan                                 Exhibit 10(m) to the Registrant's
                                                                            Annual Report on Form 10-K for the
                                                                            fiscal year ended April 24,
                                                                            1998.
                                                                            (File No. 0-1667)


Exhibit
Number                    Description                                       Location
-------                   -----------                                       --------

10(i)                     Bob Evans Farms, Inc. 1998 Stock                  Incorporated herein by reference to
                          Option and Incentive Plan                         Exhibit 4(f) to the Registrant's
                                                                            Registration Statement on Form S-8
                                                                            filed March 22, 1999.
                                                                            (Registration No. 333-74829)

10(j)                     Bob Evans Farms, Inc. Dividend                    Incorporated herein by reference to the
                          Reinvestment and Stock Purchase Plan              Registrant's Registration Statement on
                                                                            Form S-3 filed March 19, 1999.
                                                                            (Registration No. 333-74739)

10(k)                     Bob Evans Farms, Inc. and Affiliates              Attached hereto.
                          Executive Deferral Program (originally
                          effective Jan. 1, 1999, and amended
                          and restated effective June 14, 1999)

10(l)                     First Amendment to Bob Evans Farms,               Attached hereto.
                          Inc. and Affiliates Executive Deferral
                          Program

13                        Registrant's Annual Report to Stockholders        Incorporated herein.
                          for the fiscal year ended April 27, 2001
                          (Not deemed filed except for portions
                          thereof which are specifically incorporated
                          by reference into this Annual Report on
                          Form 10-K)

21                        Subsidiaries of the Registrant                    Attached hereto.

23                        Consent of Ernst & Young, LLP                     Attached hereto.