Form 10-Q
period 2001-07-27
EVANS BOB FARMS INC
filed 2001-09-05
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              July 27, 2001
                              --------------------------------------------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                          ------------------------------------------------------

Commission file number                             0-1667
                          ------------------------------------------------------

                                            Bob Evans Farms, Inc.
                          ------------------------------------------------------
                          (Exact name of registrant as specified in its charter)

                Delaware                                     31-4421866
---------------------------------------------       ----------------------------
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

          As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares, of which 34,779,815 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            (Dollars in thousands)
                                                                      July 27, 2001        April 27, 2001
                                                                      -------------        --------------
                                                                          Unaudited               Audited

ASSETS
Current assets
         Cash and equivalents                                             $   6,855             $   1,787
         Accounts receivable                                                 13,946                13,620
         Inventories                                                         17,175                16,970
         Deferred income taxes                                                8,335                 8,335
         Prepaid expenses                                                     3,846                 2,964
                                                                          ---------             ---------
                  TOTAL CURRENT ASSETS                                       50,157                43,676

Property, plant and equipment                                               925,556               905,777
         Less accumulated depreciation                                      312,846               302,714
                                                                          ---------             ---------
                  NET PROPERTY, PLANT AND EQUIPMENT                         612,710               603,063

Other assets
         Deposits and other                                                   2,046                 1,644
         Long-term investments                                               11,405                11,077
         Deferred income taxes                                               11,762                11,762
         Goodwill and other intangible assets                                 7,332                 7,493
                                                                          ---------             ---------
                  TOTAL OTHER ASSETS                                         32,545                31,976
                                                                          ---------             ---------
                                                                          $ 695,412             $ 678,715
                                                                          =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Line of credit                                                   $  68,915             $  65,965
         Current maturities of long-term debt                                 4,000                 4,000
         Accounts payable                                                     8,628                 8,509
         Dividends payable                                                    3,130                 3,132
         Federal and state income taxes                                      16,530                12,616
         Accrued wages and related liabilities                               12,764                16,220
         Other accrued expenses                                              50,013                47,683
                                                                          ---------             ---------
                  TOTAL CURRENT LIABILITIES                                 163,980               158,125

Long-term liabilities
         Deferred compensation                                                5,502                 4,694
         Deferred income taxes                                               22,801                22,801
         Long-term debt                                                      35,333                36,000
                                                                          ---------             ---------
                  TOTAL LONG-TERM LIABILITIES                                63,636                63,495

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000
            shares; issued 42,638,118 shares at July 27, 2001,
            and April 27, 2001                                                  426                   426
         Preferred stock, authorized 1,200 shares; issued 120
            shares at July 27, 2001, and April 27, 2001                          60                    60
         Capital in excess of par value                                     149,674               150,670
         Retained earnings                                                  456,388               444,476
         Treasury stock, 7,858,303 shares at July 27, 2001,
            and 7,834,255 shares at April 27, 2001, at cost                (138,752)             (138,537)
                                                                          ---------             ---------
                  TOTAL STOCKHOLDERS' EQUITY                                467,796               457,095
                                                                          ---------             ---------
                                                                          $ 695,412             $ 678,715
                                                                          =========             =========


    The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED



                                                (Dollars in thousands, except per share amounts)

                                                               Three Months Ended
                                                               ------------------
                                                       July 27, 2001       July 28, 2000
                                                       -------------       -------------


NET SALES                                                   $267,461            $253,093

    Cost of sales                                             76,810              73,646
    Operating wage and fringe benefit expenses                91,513              86,699
    Other operating expenses                                  39,485              36,422
    Selling, general and administrative expenses              25,223              24,437
    Depreciation and amortization expense                     10,471               9,724
                                                            --------            --------
OPERATING INCOME                                              23,959              22,165

   Net interest expense                                        1,165               1,351
                                                            --------            --------

INCOME BEFORE INCOME TAXES                                    22,794              20,814

PROVISIONS FOR INCOME TAXES                                    7,750               7,389
                                                            --------            --------

NET INCOME                                                  $ 15,044            $ 13,425
                                                            ========            ========


EARNINGS PER SHARE - BASIC                                  $   0.43            $   0.38
                                                            ========            ========

EARNINGS PER SHARE - DILUTED                                $   0.43            $   0.38
                                                            ========            ========

CASH DIVIDENDS PER SHARE                                    $   0.09            $   0.09
                                                            ========            ========






     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                    (Dollars in thousands)

                                                                      Three Months Ended
                                                                      ------------------
                                                              July 27, 2001        July 28, 2000
                                                              -------------        -------------

OPERATING ACTIVITIES:
  Net income                                                       $ 15,044             $ 13,425

  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                   10,471                9,724
     Loss on sale of assets                                              11                    3
     Loss on long-term investments                                      150                    0
     Deferred compensation                                              738                  503
     Compensation expense attributable to stock plans                   304                  304
     Cash provided by (used for) current assets
         and current liabilities:
        Accounts receivable                                            (326)                (639)
        Inventories                                                    (205)                 804
        Prepaid expenses                                               (882)                (537)
        Accounts payable                                                119                2,477
        Federal and state income taxes                                3,914                6,327
        Accrued wages and related liabilities                        (3,456)              (3,070)
        Other accrued expenses                                        2,096                 (561)
                                                                   --------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            27,978               28,760

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                         (19,963)             (22,346)
  Purchase of long-term investments                                    (588)                (310)
  Proceeds from sale of property, plant and equipment                   105                  403
  Other                                                                (402)                (111)
                                                                   --------             --------
NET CASH USED IN INVESTING ACTIVITIES                               (20,848)             (22,364)

FINANCING ACTIVITIES:
  Cash dividends paid                                                (3,134)              (3,192)
  Line of credit                                                      2,950               (2,515)
  Purchase of treasury stock                                         (1,721)              (4,319)
  Principal payments on long-term debt                                 (667)                   0
  Proceeds from issuance of treasury stock                              510                  118
                                                                   --------             --------
NET CASH USED IN FINANCING ACTIVITIES                                (2,062)              (9,908)
                                                                   --------             --------

Increase (decrease) in cash and equivalents                           5,068               (3,512)

Cash and equivalents at the beginning of the period                   1,787                6,780
                                                                   --------             --------

Cash and equivalents at the end of the period                      $  6,855             $  3,268
                                                                   ========             ========





    The accompanying notes are an integral part of the financial statements.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED


1.       Unaudited Financial Statements

                  The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. No significant changes have occurred in the disclosures made in Form 10-K for the fiscal year ended April 27, 2001 (refer to Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

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

                  The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                   (in thousands)
                                                 Three Months Ended
                                                 ------------------
                                            July 27, 2001      July 28, 2000
                ------------------------ ----------------- ------------------
                Basic                              34,810             35,367
                Effect of dilutive
                    stock options                     343                 93
                                                   ------             ------
                Diluted                            35,153             35,460
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

                                                                          (in thousands)
                                                                       Three Months Ended
                                                                       ------------------
                                                                July 27, 2001      July 28, 2000
               --------------------------------------------- ----------------- ------------------
               Sales
                 Restaurant Operations                               $221,467           $205,337
                 Food Products                                         53,469             55,634
                                                                     --------           --------
                                                                      274,936            260,971
                 Intersegment sales of food products                   (7,475)           (7,878)
                                                                     --------           --------
                   Total                                             $267,461           $253,093
                                                                     ========           ========

               Operating Income
                 Restaurant Operations                                $23,634            $20,629
                 Food Products                                            325              1,536
                                                                      -------            -------
                   Total                                              $23,959            $22,165
                                                                      =======            =======


4.       Reclassifications

                  Certain prior period amounts have been reclassified to conform to the current classification.

5.       New Accounting Standards

                  In May 2000, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 00-14, Accounting for Certain Sales Incentives, which requires that certain sales incentives provided to customers be classified in the consolidated statements of income as a reduction of sales. The company previously classified such incentives as promotional expenses within selling, general and administrative expenses. The company applied the consensus in its financial statements in the first quarter of fiscal 2002. First quarter 2001 net sales and selling, general and administrative expenses have each been retroactively reduced by approximately $2.5 million in accordance with this accounting standard; operating income was unaffected.

                  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives.

                  The company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the statement is expected to result in an increase in pre-tax income of $511,000 per year. The company has not yet performed the first of the required impairment tests of goodwill and indefinite lived intangible assets, and therefore has not determined what the effect of these tests will be on the earnings and financial position of the company.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


SALES

         Consolidated net sales increased 5.7% to $267.5 million in the first quarter of fiscal 2002 compared to the corresponding quarter last year. The increase was comprised of an increase in the restaurant segment of $16.1 million, partially offset by a decrease in the food products segment of $1.8 million. Restaurant segment sales accounted for approximately 83% of consolidated sales in the quarter.

         The restaurant segment sales increase of $16.1 million represented a 7.9% increase over the first quarter of last year. The increase was the result of both more restaurants in operation (470 versus 443) and a 2.1% increase in same-store sales. The same store sales increase included a menu price increase of 2.9% in the first quarter.

         The chart below summarizes the restaurant openings and closings during the last five quarters:

                      Beginning      Opened     Closed     Ending
------------------- -------------- ----------- ---------- ----------
Fiscal 2002
   1st quarter           469           1           0         470

Fiscal 2001
   1st quarter           441           3           1         443
   2nd quarter           443           5           1         447
   3rd quarter           447           7           0         454
   4th quarter           454           15          0         469

         The company expects to open approximately 30 additional stores in fiscal 2002. Two under-performing stores were closed in fiscal 2001; no stores have been closed in fiscal 2002.

         The food products segment experienced a sales decline of $1.8 million, or 3.7%, in the first quarter of fiscal 2002. This decrease was due mostly to a 3% drop in the volume of sausage products sold (calculated using the same products in both periods and excluding new products). The decline in volume was more pronounced in the company's Owens branded products than in its Bob Evans branded products due to competitive pressures. The prices the company charged for its products were mostly unchanged in the first quarter of fiscal 2002 compared to fiscal 2001. The company raised its selling prices approximately 5% at the end of the first quarter to help offset the higher hog costs discussed below.

COST OF SALES

         Consolidated cost of sales (cost of materials) was 28.7% of sales in the company's first quarter of fiscal 2002 compared to 29.1% of sales in last year's first quarter. An improved cost of sales ratio in the restaurant segment was partially offset by a higher cost of sales ratio in the food products segment.

         In the restaurant segment, cost of sales (predominantly food cost) was 24.7% of sales in the first quarter versus a corresponding 25.1% of sales last year. The company attributes this improvement to three factors: menu price increases, favorable purchase prices on certain ingredients and changes in menu mix.

         The food products segment cost of sales ratio increased to 48.0% of sales in the first quarter compared to 46.4% of sales in the first quarter a year ago. This increase was the result of higher hog costs, which averaged $45.25 per hundredweight in this year's first quarter compared to $42.71 in the corresponding period last year - a 5.9% increase.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

         Consolidated operating wage and fringe benefit expenses ("operating wages") were 34.2% of sales in the first quarter of fiscal 2002 compared to 34.3% in the first quarter last year. An improved operating wage ratio in the restaurant segment was partially offset by a higher operating wage ratio in the food products segment.

         For the first time in several years, the restaurant segment in the first quarter experienced a significant decline in operating wages as a percent of sales. Operating wages were 38.5% of sales in fiscal 2002's first quarter versus a corresponding 39.1% of sales last year. The improvement was attributable to lower hourly wage expense as well as some decreased benefit costs. The company launched several programs during the quarter aimed at reducing employee-related expenses, including overtime costs.

         In the food products segment, operating wages were 13.7% of sales in the first quarter compared to 13.4% of sales in the first quarter of fiscal 2001. Operating wage dollars were down slightly from last year. However, the lower food products segment sales dollars cited earlier led to an increase in this ratio.

OTHER OPERATING EXPENSES

          Over 93% of other operating expenses ("operating expenses") occurred in the restaurant segment in the first quarter of both fiscal 2002 and fiscal 2001. The most significant components of operating expenses were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than income taxes) and credit card processing fees. Consolidated operating expenses were 14.8% of sales in the first quarter this year versus 14.4% of sales in the corresponding period a year ago. The increase was due mostly to higher utility costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         As a percentage of sales, consolidated selling, general and administrative expenses ("S, G & A expenses") were 9.4% and 9.7% in the first quarters of fiscal 2002 and 2001, respectively. The most significant components of S, G & A expenses were wages, fringe benefits and food products segment advertising expenses. The decrease as a percentage of sales in the first quarter was due to less food products segment advertising expenses as well as the improved leverage of S, G & A expenses brought about by the increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs, capital expansion and repurchases of company stock at various times. Bank lines of credit available total $110 million, of which $68.9 million was outstanding at July 27, 2001.

         The company believes that the funds needed for capital expenditures, working capital and company stock repurchases during the remainder of fiscal 2002 will be generated both internally and from available bank lines of credit. Financing alternatives will continue to be evaluated by the company as warranted.

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

                           PART II - OTHER INFORMATION

                            ITEM 5. OTHER INFORMATION

         As discussed in the company's Proxy Statement for the 2001 Annual Meeting of Stockholders, any qualified stockholder of the company who intends to submit a proposal at the 2002 Annual Meeting of Stockholders (the "2002 Annual Meeting") must submit such proposal to the company not later than April 8, 2002 to be considered for inclusion in the company's proxy materials relating to that meeting. If a stockholder intends to present a proposal at the 2002 Annual Meeting of Stockholders, but has not sought the inclusion of such proposal in the company's proxy materials, such proposal must be received by the company prior to June 24, 2002 or the company's management proxies for the 2002 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the company's proxy materials.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits
                                    None

                           (b)      Reports on Form 8-K
                                    The company filed a report on Form 8-K on May 2, 2001. The report addressed the succession of the chief executive officer to chairman as previously announced.


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

                                                    Bob Evans Farms, Inc.
                                            ------------------------------------
                                                         Registrant

                                            /s/ Stewart K. Owens
                                            ------------------------------------
                                                      Stewart K. Owens
                                            Chairman and Chief Executive Officer

                                            /s/ Donald J. Radkoski
                                            ------------------------------------
                                                     Donald J. Radkoski
                                                   Chief Financial Officer

        September 5, 2001
   ---------------------------
               Date