Form 10-Q
period 2001-10-26
EVANS BOB FARMS INC
filed 2001-12-07
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         October 26, 2001
                              --------------------------------------------------

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------------------------------

Commission file number                                  0-1667
                               -------------------------------------------------

                                                Bob Evans Farms, Inc.
                               -------------------------------------------------
                               (Exact name of registrant as specified in its
                                                   charter)

                  Delaware                                    31-4421866
---------------------------------------------     ------------------------------
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

Yes    X       No
     -----         -----

          As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares, of which 34,676,344 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     (Dollars in thousands)
                                                                               Oct. 26, 2001          April 27, 2001
                                                                               -------------          --------------
                                                                                   Unaudited                Audited
                                                                                   ---------               --------

ASSETS
------
Current assets
         Cash and equivalents                                                        $ 13,579                $   1,787
         Accounts receivable                                                           12,515                   13,620
         Inventories                                                                   16,515                   16,970
         Deferred income taxes                                                          8,335                    8,335
         Prepaid expenses                                                               2,217                    2,964
                                                                                   -----------              -----------
                  TOTAL CURRENT ASSETS                                                 53,161                   43,676

Property, plant and equipment                                                         934,274                  905,777
         Less accumulated depreciation                                                311,942                  302,714
                                                                                   -----------              -----------
                  NET PROPERTY, PLANT AND EQUIPMENT                                   622,332                  603,063

Other assets
         Deposits and other                                                             2,021                    1,644
         Long-term investments                                                         12,574                   11,077
         Deferred income taxes                                                         11,762                   11,762
         Goodwill and other intangible assets                                           1,647                    7,493
                                                                                   -----------              -----------
                                                                                       28,004                   31,976
                                                                                   -----------              -----------
                  TOTAL OTHER ASSETS                                                 $703,497                 $678,715
                                                                                   ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
         Line of credit                                                             $  46,365                $  65,965
         Current maturities of long-term debt                                           4,000                    4,000
         Accounts payable                                                               9,745                    8,509
         Dividends payable                                                              3,468                    3,132
         Federal and state income taxes                                                24,952                   12,616
         Accrued wages and related liabilities                                         15,270                   16,220
         Other accrued expenses                                                        55,677                   47,683
                                                                                   -----------              -----------
                  TOTAL CURRENT LIABILITIES                                           159,477                  158,125

Long-term liabilities
         Deferred compensation                                                          6,017                    4,694
         Deferred income taxes                                                         22,568                   22,801
         Long-term debt                                                                34,333                   36,000
                                                                                   -----------              -----------
                  TOTAL LONG-TERM LIABILITIES                                          62,918                   63,495

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000 shares; issued
            42,638,118 shares at October 26, 2001, and April 27, 2001                     426                      426
         Preferred stock, authorized 1,200 shares; issued 120
            shares at October 26, 2001, and April 27, 2001                                 60                       60
         Capital in excess of par value                                               149,430                  150,670
         Retained earnings                                                            471,754                  444,476
         Treasury stock, 7,961,774 shares at October 26, 2001,
            and 7,834,255 shares at April 27, 2001, at cost                          (140,568)                (138,537)
                                                                                   -----------              -----------
                  TOTAL STOCKHOLDERS' EQUITY                                          481,102                  457,095
                                                                                                            -----------
                                                                                   -----------
                                                                                     $703,497                 $678,715
                                                                                   ===========              ===========

    The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED



                                                                (Dollars in thousands, except per share amounts)

                                                             Three Months Ended                    Six Months Ended
                                                             ------------------                    ----------------

                                                     Oct. 26, 2001     Oct. 27, 2000        Oct. 26, 2001     Oct. 27, 2000
                                                     -------------     -------------        -------------     -------------


NET SALES                                             $    271,094     $    257,712         $    538,555     $    510,805

    Cost of sales                                           77,768           75,015              154,578          148,661
    Operating wage and fringe benefit expenses              90,942           87,435              182,455          174,134
    Other operating expenses                                40,395           37,997               79,880           74,419
    Selling, general and administrative expenses            25,505           24,698               50,728           49,135
    Depreciation and amortization expense                   10,499            9,754               20,970           19,478
    Net (gain) on disposal of assets                        (1,842)               0               (1,842)               0
                                                      ------------     ------------         ------------     ------------
OPERATING INCOME                                            27,827           22,813               51,786           44,978

    Net interest expense                                     1,005            1,075                2,170            2,426
                                                      ------------     ------------         ------------     ------------

INCOME BEFORE INCOME TAXES                                  26,822           21,738               49,616           42,552

PROVISIONS FOR INCOME TAXES                                  7,986            7,717               15,736           15,106
                                                      ------------     ------------         ------------     ------------

NET INCOME                                            $     18,836     $     14,021         $     33,880     $     27,446
                                                      ============     ============         ============     ============


EARNINGS PER SHARE - BASIC                            $       0.54     $       0.40         $       0.97     $       0.78
                                                      ============     ============         ============     ============

EARNINGS PER SHARE - DILUTED                          $       0.54     $       0.40         $       0.96     $       0.78
                                                      ============     ============         ============     ============

CASH DIVIDENDS PER SHARE                              $       0.10     $       0.09         $       0.19     $       0.18
                                                      ============     ============         ============     ============

     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                    ---------


                                                                             (Dollars in thousands)

                                                                                Six Months Ended
                                                                                ----------------

                                                                       Oct. 26, 2001          Oct. 27, 2000
                                                                       -------------          -------------

OPERATING ACTIVITIES:
  Net income                                                           $     33,880           $     27,446

  Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization                                         20,970                 19,478
       Gain on sale of assets                                                (1,803)                    (7)
       Loss on long-term investments                                            107                      0
       Deferred compensation                                                  1,172                    402
       Compensation expense attributable to stock plans                         551                    638
       Cash provided by (used for) current assets
           and current liabilities:
          Accounts receivable                                                  (991)                (1,644)
          Inventories                                                        (1,123)                  (367)
          Prepaid expenses                                                      637                   (438)
          Accounts payable                                                    1,535                  2,952
          Federal and state income taxes                                     12,336                 13,675
          Accrued wages and related liabilities                                (810)                  (654)
          Other accrued expenses                                              5,946                   (105)
                                                                       ------------           ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    72,407                 61,376

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                 (44,078)               (50,664)
  Purchase of long-term investments                                          (1,823)                  (452)
  Proceeds from sale of property, plant and equipment                           170                  2,571
  Cash proceeds from divestiture                                             16,276                      0
  Other                                                                        (403)                  (306)
                                                                       ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                                       (29,858)               (48,851)

FINANCING ACTIVITIES:
  Cash dividends paid                                                        (6,266)                (6,361)
  Line of credit                                                            (19,600)                 2,845
  Purchase of treasury stock                                                 (4,866)               (11,219)
  Principal payments on long-term debt                                       (1,667)                     0
  Proceeds from issuance of treasury stock                                    1,642                    430
                                                                       ------------           ------------
NET CASH USED IN FINANCING ACTIVITIES                                       (30,757)               (14,305)
                                                                       ------------           ------------

Increase (decrease) in cash and equivalents                                  11,792                 (1,780)

Cash and equivalents at the beginning of the period                           1,787                  6,780
                                                                       ------------           ------------

Cash and equivalents at the end of the period                          $     13,579           $      5,000
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

                  The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                                  (in thousands)
                                           Three Months Ended                        Six Months Ended
                                           ------------------                        ----------------
                                       Oct. 26, 2001      Oct. 27, 2000         Oct. 26, 2001      Oct. 27, 2000
           ------------------------ ----------------------------------------------------------------------------
Basic                                   34,755               35,026               34,782               35,196
Effect of dilutive
    stock options                          414                  292                  373                  176
                                        ------               ------               ------               ------
Diluted                                 35,169               35,318               35,155               35,372
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

                                                                           (in thousands)
                                                        Three Months Ended                  Six Months Ended
                                                        ------------------                  ----------------
                                                    Oct. 26, 2001   Oct. 27, 2000      Oct. 26, 2001   Oct. 27, 2000
      ---------------------------------------------------------------------------------------------------------------
      Sales
        Restaurant Operations                         $ 221,594        $ 206,529        $ 443,061        $ 411,866
        Food Products                                    57,889           58,909          111,358          114,543
                                                      ---------        ---------        ---------        ---------
                                                        279,483          265,438          554,419          526,409
        Intersegment sales of food products              (8,389)          (7,726)         (15,864)         (15,604)
                                                      ---------        ---------        ---------        ---------
          Total                                       $ 271,094        $ 257,712        $ 538,555        $ 510,805
                                                      =========        =========        =========        =========

      Operating Income
        Restaurant Operations                         $  21,280        $  19,102        $  44,914        $  39,731
        Food Products                                     6,547            3,711            6,872            5,247
                                                      ---------        ---------        ---------        ---------
          Total                                       $  27,827        $  22,813        $  51,786        $  44,978
                                                      =========        =========        =========        =========


4.       Reclassifications
         -----------------

                  Certain prior period amounts have been reclassified to conform to the current classification.

5.       Net gain on disposal of assets
         ------------------------------

                  In October 2001, the company sold Hickory Specialties, Inc., which produced and distributed smoke flavorings, for $16.3 million in cash. The company realized a net gain on the transaction of $3.3 million (before and after taxes). In fiscal 2001, the company's results of operations included net sales of $11.2 million and operating income of $0.5 million from the divested business. Through the first six months in fiscal 2002, the company's results of operations included net sales of $5.0 and operating income of approximately zero from the divested business.

                  In October 2001, the company also realized a loss of $1.5 million ($1.0 million after tax) on the disposal of certain assets in the restaurant segment.

6.       New Accounting Standards
         ------------------------

                  In May 2000, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 00-14, Accounting for Certain Sales Incentives, which requires that certain sales incentives provided to customers be classified in the consolidated statements of income as a reduction of sales. The company previously classified such incentives as promotional expenses within selling, general and administrative expenses. The company has applied the consensus in its financial statements in fiscal 2002. Second quarter 2001 net sales and selling, general and administrative expenses have each been retroactively reduced by approximately $3.6 million ($6.1 million for the six months ended October 27, 2000) in accordance with this accounting standard; operating income was unaffected.

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

                  The company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the statement is expected to result in an increase in pre-tax income of $161,000 per year. The company has not yet performed the first of the required impairment tests of goodwill and indefinite lived intangible assets, and therefore has not determined what the effect of these tests will be on the earnings and financial position of the company.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


SALES
         Consolidated net sales increased 5.2% to $271.1 million in the second quarter of fiscal 2002 compared to the corresponding quarter last year. The increase was comprised of an increase in the restaurant segment of $15.1 million, partially offset by a decrease in the food products segment of $1.7 million. Restaurant segment sales accounted for approximately 82% of consolidated sales in the quarter. For the six-month period ended October 26, 2001, consolidated net sales increased $27.8 million, or 5.4%, compared to the previous year.

         The restaurant sales increase of $15.1 million in the second quarter, a 7.3% increase over the same quarter a year ago, was primarily the result of a 2.4% increase in same-store sales as well as more restaurants in operation. The same-store sales increase, inclusive of an average menu price increase of 2.9%, reflects the continued trend of quarterly same-store sales gains for five years running. Additional sales growth was provided by an increase in the number of operating locations: 473 restaurants in operation at the end of the second quarter this year versus 447 a year earlier.

         The chart below summarizes the restaurant openings and closings during the last six quarters:

                             Beginning      Opened     Closed     Ending
       ------------------ -------------- ----------- ---------- ----------
        Fiscal 2002
           1st quarter           469           1           0         470
           2nd quarter           470           4           1         473

        Fiscal 2001
           1st quarter           441           3           1         443
           2nd quarter           443           5           1         447
           3rd quarter           447           7           0         454
           4th quarter           454           15          0         469

         The company expects to open approximately 23 additional stores in fiscal 2002. Two under-performing stores were closed in fiscal 2001; one store has been closed in fiscal 2002.

         The food products segment experienced a sales decline of $1.7 million, or 3.3%, in the second quarter of fiscal 2002 AND $3.4 million, or 3.5%, through SIX MONTHS COMPARED TO THE CORRESPONDING PERIODS A YEAR AGO. The decrease in the second quarter was due mostly to a 4% drop in the volume of sausage products sold (calculated using the same products in both periods and excluding new products). The decline in volume was primarily the result of Owens branded products due to competitive pressures in the Owens's marketing territory. The company raised its selling prices approximately 5% at the end of the first quarter to help offset the higher hog costs discussed below.

COST OF SALES

         Consolidated cost of sales (cost of materials) was 28.7% of sales in the company's second quarter and through six months of fiscal 2002 compared to 29.1% of sales in the corresponding periods a year ago. An improved cost of sales ratio in the restaurant segment was partially offset by a higher cost of sales ratio in the food products segment.

         In the restaurant segment, cost of sales (predominantly food cost) was 25.0% of sales in the second quarter and 24.9% of sales year-to-date, versus 25.2% and 25.1%, respectively, in the corresponding periods last year. The company attributes this improvement to menu price increases as well as favorable purchase prices on certain ingredients.

         The food products segment cost of sales ratio increased to 45.0% of sales in the second quarter and 46.4% of sales year-to-date, compared to 44.9% and 45.6%, respectively, in the corresponding periods last year. This increase was the result of higher hog costs, which averaged $41.75 per hundredweight in this year's second quarter compared to $39.63 in the corresponding period last year - a 5.3% increase.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

         Consolidated operating wage and fringe benefit expenses ("operating wages") were 33.5% of sales in the second quarter of fiscal 2002 and 33.9% year-to-date compared to 33.9% and 34.1%, respectively, for the corresponding periods last year. An improved operating wage ratio in the restaurant segment was partially offset by a higher operating wage ratio in the food products segment.

         The restaurant segment experienced a significant decline in operating wages as a percent of sales for both the quarter and six-month periods in fiscal 2002. Operating wages were 38.2% of sales in fiscal 2002's second quarter and 38.3% of sales year-to-date versus 39.4% and 39.2%, respectively, for the corresponding periods last year. The improvement was attributable to lower hourly wage expense as well as some decreased benefit costs. The company launched several programs early in fiscal 2002 aimed at reducing employee-related expenses, including better scheduling, reduced overtime and shifts in benefit programs.

         In the food products segment, operating wages were 12.8% of sales in the second quarter and 13.2% of sales year-to-date compared to 12.1% and 12.7%, respectively, for the corresponding periods last year. Operating wages were nearly flat compared to last year; however, the lower food products segment sales resulted in less leverage of the wage expense.

OTHER OPERATING EXPENSES

          Over 93% of other operating expenses ("operating expenses") occurred in the restaurant segment in the second quarter of both fiscal 2002 and fiscal 2001. The most significant components of operating expenses were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than income taxes) and credit card processing fees. Consolidated operating expenses were 14.9% of sales in the second quarter and 14.8% year-to-date in fiscal 2002 versus 14.7% and 14.6%, respectively, for the corresponding periods last year. The increase was due mostly to higher utility costs in fiscal 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         As a percentage of sales, consolidated selling, general and administrative expenses ("S, G & A expenses") were 9.4% in both the second quarter and year-to-date for fiscal 2002 in comparison to 9.6% for both the quarter and year-to-date periods a year ago. The most significant components of S, G & A expenses were wages, fringe benefits and food products segment advertising expenses. The decrease as a percentage of sales in the second quarter was due to less food products segment advertising expenses as well as the improved leverage of S, G & A expenses.

NET GAIN ON DISPOSAL OF ASSETS

         During the second quarter of fiscal 2002, the company sold Hickory Specialties, Inc., which produced and distributed smoke flavorings. This divestiture resulted in a gain of $3.3 million. The company also realized a loss of $1.5 million ($1.0 million after tax) on the disposal of certain restaurant segment assets during the second quarter of fiscal 2002. There were no significant gains or losses on asset disposals during the second quarter or first six months of fiscal 2001.

TAXES

         The effective tax rate for the second quarter and first six months of fiscal 2002 declined to 29.8% and 31.7%, respectively, from 35.5% for the comparable periods of fiscal 2001. This decline was the result of the gain on the sale of Hickory Specialties, Inc., which had no corresponding tax expense. Excluding this sale, the effective tax rate for all of fiscal 2002 was 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs, capital expansion and repurchases of company stock at various times. Bank lines of credit available total $110 million, of which $46.4 million was outstanding at October 26, 2001.

         The company believes that the funds needed for capital expenditures, working capital and company stock repurchases during the remainder of fiscal 2002 will be generated both internally and from available bank lines of credit. Financing alternatives will continue to be evaluated by the company as warranted.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the company's actual results for fiscal 2002 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, changes in hog costs, the possibility of severe weather conditions where the company operates its restaurants, as well as other risks previously disclosed in the company's securities filings and press releases.

                           PART II - OTHER INFORMATION


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on September 10, 2001. At the Annual Meeting, 34,791,717 common shares were outstanding and entitled to vote; and 29,567,350, or 85.0%, of the outstanding common shares entitled to vote were represented in person or by proxy.


         (b)      Directors elected at the Annual Meeting:

                  Daniel E. Evans
                  Michael J. Gasser
                  E.W. (Bill) Ingram III

                  Directors whose term of office continued after the Annual Meeting:

                  Daniel A. Fronk                           Stewart K. Owens
                  Cheryl L. Krueger-Horn                    Larry C. Corbin
                  G. Robert Lucas                           Robert E.H. Rabold


         (c)          Matters voted upon at the Annual Meeting:

                                                                                     FOR            WITHHELD
                                                                                     ---            --------
                      1) Election of Daniel E. Evans                              26,922,315        2,645,035
                      2) Election of Michael J. Gasser                            27,063,839        2,503,511
                      3) Election of E.W. (Bill) Ingram III                       27,103,900        2,463,450


                                                                          FOR             AGAINST          ABSTAIN
                                                                          ---             -------          -------
                      4) Stockholder proposal to arrange
                           for the sale of the company                  1,737,724        25,043,170         403,057

                      5) Stockholder proposal to eliminate
                           stock options, bonuses and restricted
                           stock for top executives                     3,024,012        23,718,906         441,034

                      6) Stockholder proposal to declassify
                           the company's board of directors            11,888,792        14,641,458         653,700


         (d)          Not applicable

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  None

         (b)      Reports on Form 8-K
                  The company filed a report on Form 8-K on October 5, 2001. The report addressed the sale of Hickory Specialties, Inc.


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

                                                Bob Evans Farms, Inc.
                                       ----------------------------------------
                                                     Registrant


                                                /s/ Stewart K. Owens
                                       ----------------------------------------
                                                  Stewart K. Owens
                                        Chairman and Chief Executive Officer


                                               /s/ Donald J. Radkoski
                                       ----------------------------------------
                                                 Donald J. Radkoski
                                               Chief Financial Officer

      December 7, 2001
---------------------------
            Date