Form 10-Q
period 2002-01-25
EVANS BOB FARMS INC
filed 2002-03-01
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                January 25, 2002
                              -------------------------------------------------

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ------------------------------------------------

Commission file number                           0-1667
                               ------------------------------------------------

                              Bob Evans Farms, Inc.
                ------------------------------------------------
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

          As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares, of which 34,971,562 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     (Dollars in thousands)
                                                                               Jan. 25, 2002          April 27, 2001
                                                                               -------------          --------------
                                                                                   Unaudited                 Audited
ASSETS
Current assets
         Cash and equivalents                                                       $   8,904                $   1,787
         Accounts receivable                                                           13,638                   13,620
         Inventories                                                                   15,551                   16,970
         Deferred income taxes                                                          8,335                    8,335
         Prepaid expenses                                                               2,054                    2,964
                                                                                   -----------              -----------
                  TOTAL CURRENT ASSETS                                                 48,482                   43,676

Property, plant and equipment                                                         956,735                  905,777
         Less accumulated depreciation                                                320,750                  302,714
                                                                                   -----------              -----------
                  NET PROPERTY, PLANT AND EQUIPMENT                                   635,985                  603,063

Other assets
         Deposits and other                                                             1,834                    1,644
         Long-term investments                                                         11,747                   11,077
         Deferred income taxes                                                         11,762                   11,762
         Goodwill and other intangible assets                                           1,607                    7,493
                                                                                   -----------              -----------
                  TOTAL OTHER ASSETS                                                   26,950                   31,976
                                                                                   -----------              -----------
                                                                                     $711,417                 $678,715
                                                                                   ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Line of credit                                                              $ 36,380                $  65,965
         Current maturities of long-term debt                                           4,000                    4,000
         Accounts payable                                                               7,708                    8,509
         Dividends payable                                                              3,497                    3,132
         Federal and state income taxes                                                20,477                   12,616
         Accrued wages and related liabilities                                         18,080                   16,220
         Other accrued expenses                                                        60,577                   47,683
                                                                                   -----------              -----------
                  TOTAL CURRENT LIABILITIES                                           150,719                  158,125

Long-term liabilities
         Deferred compensation                                                          5,668                    4,694
         Deferred income taxes                                                         22,568                   22,801
         Long-term debt                                                                33,333                   36,000
                                                                                   -----------              -----------
                  TOTAL LONG-TERM LIABILITIES                                          61,569                   63,495

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000
            shares; issued 42,638,118 shares at Jan. 25, 2002,
            and April 27, 2001                                                            426                      426
         Preferred stock, authorized 1,200 shares; issued 120
            shares at Jan. 25, 2002, and April 27, 2001                                    60                       60
         Capital in excess of par value                                               149,026                  150,670
         Retained earnings                                                            484,511                  444,476
         Treasury stock, 7,666,556 shares at Jan. 25, 2002,
            and 7,834,255 shares at April 27, 2001, at cost                          (134,894)                (138,537)
                                                                                   -----------              -----------
                  TOTAL STOCKHOLDERS' EQUITY                                          499,129                  457,095
                                                                                   -----------              -----------
                                                                                     $711,417                 $678,715
                                                                                   ===========              ===========

    The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                                    ---------



                                                                     (Dollars in thousands, except per share amounts)

                                                              Three Months Ended                        Nine Months Ended
                                                              ------------------                        -----------------
                                                       Jan. 25, 2002       Jan. 26, 2001       Jan. 25, 2002       Jan. 26, 2001
                                                       -------------       -------------       -------------       -------------
    NET SALES                                                $262,767               $249,023         $801,322            $759,828

        Cost of sales                                          73,930                 72,727          228,508             221,388
        Operating wage and fringe benefit expenses             89,758                 86,796          272,213             260,930
        Other operating expenses                               37,864                 35,741          117,744             110,160
        Selling, general and administrative expenses           25,808                 24,656           76,536              73,791
        Depreciation and amortization expense                  10,342                 10,063           31,312              29,541
        Net (gain) on disposal of assets                            0                      0           (1,842)                  0
                                                      ---------------        ---------------     ------------        ------------
    OPERATING INCOME                                           25,065                 19,040           76,851              64,018

        Net interest expense                                      435                  1,252            2,605               3,678
                                                      ---------------        ---------------     ------------        ------------

    INCOME BEFORE INCOME TAXES                                 24,630                 17,788           74,246              60,340

    PROVISIONS FOR INCOME TAXES                                 8,374                  6,315           24,110              21,421
                                                      ---------------        ---------------     ------------        ------------

    NET INCOME                                               $ 16,256               $ 11,473         $ 50,136            $ 38,919
                                                      ===============        ===============     ============        ============


    EARNINGS PER SHARE - BASIC                                  $0.47                  $0.33            $1.44               $1.11
                                                      ===============        ===============     ============        ============

    EARNINGS PER SHARE - DILUTED                                $0.46                  $0.33            $1.42               $1.10
                                                      ===============        ===============     ============        ============

    CASH DIVIDENDS PER SHARE                                    $0.10                  $0.09            $0.29               $0.27
                                                      ===============        ===============     ============        ============


     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                    ---------


                                                                                    (Dollars in thousands)

                                                                                       Nine Months Ended
                                                                                       -----------------

                                                                             Jan. 25, 2002              Jan. 26, 2001
                                                                             -------------              -------------
OPERATING ACTIVITIES:
  Net income                                                                         $50,136                  $38,919

  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                  31,312                   29,541
       Gain on sale of assets                                                         (1,804)                     (17)
       Loss on long-term investments                                                     905                        0
       Deferred compensation                                                             714                      394
       Compensation expense attributable to stock plans                                1,167                      973
       Cash provided by (used for) current assets
           and current liabilities:
          Accounts receivable                                                         (2,114)                  (2,135)
          Inventories                                                                   (159)                     425
          Prepaid expenses                                                               800                     (374)
          Accounts payable                                                              (502)                    (161)
          Federal and state income taxes                                               7,861                   14,522
          Accrued wages and related liabilities                                        2,000                      167
          Other accrued expenses                                                      10,339                      756
                                                                                   -----------              -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            100,655                   83,010

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                          (68,270)                 (73,327)
  Purchase of long-term investments                                                   (1,904)                    (522)
  Proceeds from sale of property, plant and equipment                                    517                    2,617
  Cash proceeds from divestiture                                                      16,276                        0
  Other                                                                                 (215)                    (564)
                                                                                   -----------              -----------
NET CASH USED IN INVESTING ACTIVITIES                                                (53,596)                 (71,796)

FINANCING ACTIVITIES:
  Cash dividends paid                                                                 (9,735)                  (9,495)
  Line of credit                                                                     (29,585)                   5,595
  Purchase of treasury stock                                                          (5,080)                 (12,527)
  Principal payments on long-term debt                                                (2,667)                       0
  Proceeds from issuance of treasury stock                                             7,125                    1,736
                                                                                   -----------              -----------
NET CASH USED IN FINANCING ACTIVITIES                                                (39,942)                 (14,691)
                                                                                   -----------              -----------

Increase (decrease) in cash and equivalents                                            7,117                   (3,477)

Cash and equivalents at the beginning of the period                                    1,787                    6,780
                                                                                   -----------              -----------

Cash and equivalents at the end of the period                                        $ 8,904                  $ 3,303
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


                                                                  (in thousands)
                                             Three Months Ended                        Nine Months Ended
                                             ------------------                        -----------------
                                       Jan. 25, 2002      Jan. 26, 2001         Jan. 25, 2002      Jan. 26, 2001
           ------------------------ ----------------- ------------------ -- ------------------ ------------------
           Basic                              34,788             34,812                34,784             35,068
           Effect of dilutive
               stock options                     758                406                   502                255
                                              ------             ------                ------             ------
           Diluted                            35,546             35,218                35,286             35,323
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


                                                                           (in thousands)
                                                        Three Months Ended                  Nine Months Ended
                                                        ------------------                  -----------------
                                                    Jan. 25, 2002   Jan. 26, 2001      Jan. 25, 2002   Jan. 26, 2001
      ---------------------------------------------------------------------------------------------------------------
      Sales
        Restaurant Operations                          $210,792        $193,519          $653,853        $605,385
        Food Products                                    59,558          62,941           170,916         177,484
                                                       --------        --------          --------        --------
                                                        270,350         256,460           824,769         782,869
        Intersegment sales of food products             (7,583)         (7,437)          (23,447)        (23,041)
                                                       --------        --------          --------        --------
          Total                                        $262,767        $249,023          $801,322        $759,828
                                                       ========        ========          ========        ========

      Operating Income
        Restaurant Operations                           $17,803         $12,928           $62,717         $52,659
        Food Products                                     7,262           6,112            14,134          11,359
                                                       --------        --------          --------        --------
          Total                                         $25,065         $19,040           $76,851         $64,018
                                                       ========        ========          ========        ========


4.       Reclassifications
         -----------------

                  Certain prior period amounts have been reclassified to conform to the current classification.

5.       Net gain on disposal of assets
         ------------------------------

                  In the second quarter of fiscal 2002, the company sold Hickory Specialties, Inc., which produced and distributed smoke flavorings, for $16.3 million in cash. The company realized a net gain on the transaction of $3.3 million (before and after taxes). In fiscal 2001, the company's results of operations included net sales of $11.2 million and operating income of $0.5 million from the divested business. Through the first six months in fiscal 2002, the company's results of operations included net sales of $5.0 million and operating income of approximately zero from the divested business.
                  In the second quarter of fiscal 2002, the company also realized a loss of $1.5 million ($1.0 million after tax) on the disposal of certain assets in the restaurant segment.

6.       New Accounting Standards
         ------------------------

                  In May 2000, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 00-14, Accounting for Certain Sales Incentives, which requires that certain sales incentives provided to customers be classified in the consolidated statements of income as a reduction of sales. The company previously classified such incentives as promotional expenses within selling, general and administrative expenses. The company has applied the consensus in its financial statements in fiscal 2002. Third quarter fiscal 2001 net sales and selling, general and administrative expenses have each been retroactively reduced by approximately $6.4 million ($12.5 million for the nine months ended Jan. 26, 2001) in accordance with this accounting standard; operating income was unaffected.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES
         Consolidated net sales increased 5.5% to $262.8 million in the third quarter of fiscal 2002 compared to the corresponding quarter last year. The increase was comprised of an increase in the restaurant segment of $17.3 million, partially offset by a decrease in the food products segment of $3.5 million. Restaurant sales accounted for approximately 80% of consolidated sales in the quarter. For the nine-month period ended January 25, 2002, consolidated net sales increased $41.5 million or 5.5%, compared to the previous year.
         The restaurant sales increase of $17.3 million in the third quarter, an 8.9% increase over the same quarter a year ago, was primarily the result of a 5.2% increase in same store sales as well as more restaurants in operation. The same-store sales increase, inclusive of an average menu price increase of 2.9%, reflects the continued trend of quarterly same-store sales gains for five years running. Additional sales growth was provided by an increase in the number of operating locations: 481 restaurants in operation at the end of the third quarter this year versus 454 a year earlier.
         The chart below summarizes the restaurant openings and closings during the last seven quarters:

                      Beginning      Opened     Closed     Ending
------------------- -------------- ----------- ---------- ----------
Fiscal 2002
   1st quarter           469           1           0         470
   2nd quarter           470           4           1         473
   3rd quarter           473           8           0         481

Fiscal 2001
   1st quarter           441           3           1         443
   2nd quarter           443           5           1         447
   3rd quarter           447           7           0         454
   4th quarter           454           15          0         469

         The company expects to open approximately 14 additional stores in fiscal 2002. Two under-performing stores were closed in fiscal 2001; one store has been closed in fiscal 2002.

         The food products segment experienced a sales decline of $3.5 million, or 6.4%, in the third quarter of fiscal 2002 and $7.0 million, or 4.5%, through nine months compared to corresponding periods a year ago.

Both comparisons were impacted by the sale of Hickory Specialties in the second quarter of fiscal 2002. Excluding the impact of this divestiture, third quarter sales declined $0.8 million, or 1.6%, and year-to-date sales declined $3.4 million, or 2.3%. The remaining decline in sales in the third quarter was primarily the result of an increase in product incentives compared to a year ago, which resulted in a lower net selling price. The company increased its use of product incentives in response to lower hog costs (discussed below). Comparable pounds of sausage products sold (calculated using the same products in both periods and excluding new products) remained flat compared to a year ago. The decline in volume of Owens branded products offset the increase in volume of Bob Evans branded products.

COST OF SALES

         Consolidated cost of sales (cost of materials) was 28.1% of sales in the company's third quarter and 28.5% of sales through nine months of fiscal 2002 compared to 29.2% and 29.1%, respectively, in the corresponding periods a year ago. In the restaurant segment, cost of sales (predominantly food cost) was 24.9% of sales in the third quarter and year-to-date, versus 25.2% in the corresponding periods last year. The company attributes this improvement to menu price increases as well as favorable purchase prices on certain ingredients and changes in product mix.

         The food products segment cost of sales ratio was 41.1% of sales in the third quarter and 44.6% of sales year-to-date, compared to 43.2% and 44.8%, respectively, in the corresponding periods last year. The company attributes the third quarter decrease to lower hog costs, which averaged $32.48 per hundredweight in this year's third quarter compared to $36.21 in the corresponding period last year - a 10% decrease.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

         Consolidated operating wage and fringe benefit expenses ("operating wages") were 34.2% of sales in the third quarter of fiscal 2002 and 34.0% year-to-date compared to 34.9% and 34.3%, respectively, for the corresponding periods last year. The improved operating wage ratio was attributable entirely to the restaurant segment.

         The restaurant segment experienced a significant decline in operating wages as a percent of sales for both the quarter and nine-month periods in fiscal 2002. Operating wages were 39.5% of sales in fiscal 2002's third quarter and 38.7% of sales year-to-date versus 41.3% and 39.9%, respectively, for the corresponding periods last year. The improvement was attributable to lower hourly and management wage expenses as well as some decreased benefit costs. The company launched several programs early in fiscal 2002 aimed at reducing employee-related expenses, including better scheduling, reduced overtime and changes in benefit programs.
         In the food products segment, operating wages were 12.6% of sales in the third quarter and 13.0% of sales year-to-date compared to 12.5% and 12.6%, respectively, for the corresponding periods last year. Operating wages were nearly flat compared to last year; however, the lower food products segment sales, mostly in the year-to-date period, resulted in less leverage of the wage expense.

OTHER OPERATING EXPENSES

          Over 93% of other operating expenses ("operating expenses") occurred in the restaurant segment in the third quarter of both fiscal 2002 and fiscal 2001. The most significant components of operating expenses were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than income taxes) and credit card processing fees. Consolidated operating expenses were 14.4% of sales in the third quarter and 14.7% year-to-date in fiscal 2002 versus 14.4% and 14.5%, respectively, for the corresponding periods last year. Other operating expenses in the third quarter were flat compared to last year; however, the year-to-date increase was due mostly to higher utility costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         As a percentage of sales, consolidated selling, general and administrative expenses ("S, G & A expenses") were 9.8% in the third quarter and 9.6% year-to-date for fiscal 2002 in comparison to 9.9% and 9.7%, respectively, for the corresponding periods last year. The most significant components of S, G, & A expenses were wages, fringe benefits and food products segment advertising expenses. There were no significant changes in any individual components of S, G, & A expenses for the third quarter of fiscal 2002.

NET GAIN ON DISPOSAL OF ASSETS

         During the second quarter of fiscal 2002, the company sold Hickory Specialties, Inc., which produced and distributed smoke flavorings. This divestiture resulted in a gain of $3.3 million. The company also realized a loss of $1.5 million ($1.0 million after tax) on the disposal of certain restaurant segment assets during the second quarter of fiscal 2002. There were no significant gains or losses on asset disposals during the first nine months of fiscal 2001.

TAXES

         The effective tax rate for the third quarter and first nine months of fiscal 2002 was 34.0% and 32.5%, respectively versus 35.5% for the comparable periods of fiscal 2001. Excluding the impact of the gain on the sale of Hickory Specialties, the effective tax rate for the first nine months of fiscal 2002 was 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs, capital expansion and repurchases of company stock at various times. Bank lines of credit available total $90 million, of which $36.4 million was outstanding at January 25, 2002.
         The company believes that the funds needed for capital expenditures, working capital and company stock repurchases during the remainder of fiscal 2002 will be generated both internally and from available bank lines of credit. Financing alternatives will continue to be evaluated by the company as warranted.

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

                                                Bob Evans Farms, Inc.
                                      -----------------------------------------
                                                     Registrant


                                                /s/ Stewart K. Owens
                                      -----------------------------------------
                                                  Stewart K. Owens
                                        Chairman and Chief Executive Officer


                                               /s/ Donald J. Radkoski
                                      -----------------------------------------
                                                 Donald J. Radkoski
                                               Chief Financial Officer

            March 1, 2002
---------------------------------------
                 Date