Form 10-K
period 2002-04-26
EVANS BOB FARMS INC
filed 2002-07-23
CIK 33769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended April 26, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                   to
                                        -----------------     ------------------

                          Commission File Number 0-1667

                              Bob Evans Farms, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                  31-4421866
-----------------------------------------------   ------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                 Identification No.)

  3776 South High Street, Columbus, Ohio                        43207
-----------------------------------------------   ------------------------------
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (614) 491-2225
                                                           -------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock with $.01 par value
                        --------------------------------
                                (Title of class)

                      The Exhibit Index begins at page 24.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the last quoted sale price reported on the Nasdaq stock market on July 12, 2002, the aggregate market value of the registrant's common stock held by non-affiliates on that date was $956,719,233.16.

35,697,189 shares of the registrant's common stock with $.01 par value were outstanding at July 12, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the registrant's annual report to stockholders for the fiscal year ended April 26, 2002, are incorporated by reference into Part II of this Annual Report on Form 10-K.

         2. Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on Sept. 9, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS.
        ---------

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

The company's business is divided into two principal industry segments: the ownership and operation of a chain of full-service, family restaurants located in 22 states and the manufacture, distribution and sale of fresh and fully cooked pork products and other complementary food products in 30 states.

RESTAURANT SEGMENT OPERATIONS
-----------------------------

GENERAL

The company operates a total of 495 full-service, family restaurants under the Bob Evans Restaurant, Bob Evans Restaurant & General Store and Owens Restaurant names. The company experienced a same-store sales increase of 3.2 percent in fiscal 2002 as compared to a 2.6 percent increase during fiscal 2001 in its restaurant segment.

All of the company's family restaurants feature a wide variety of homestyle menu offerings designed to appeal to its diverse customer base, primarily families. Breakfast entrees, including traditional items and unique specialty offerings, are served all day. The restaurants are typically open from 6 a.m. until 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday for most locations. Average guest checks for breakfast, lunch and dinner are $6.02, $6.73 and $7.16, respectively. Approximately 65 percent of total revenues from restaurant operations are generated from 6 a.m. to 4 p.m., with the balance generated from 4 p.m. to closing. Sales on Saturday and Sunday account for approximately 39 percent of a typical week's revenues.

The company's restaurants are supplied with food and other inventory items (other than sausage products and related meat items) by five independent food and non-food distributors twice a week. Sausage products and other Bob Evans meat items are supplied by the company to each restaurant by the company's driver-salesmen, with the exception of the restaurants located in

Florida, Massachusetts, Mississippi, New York, North Carolina and South Carolina and parts of Missouri which are supplied by the aforementioned food distributors.

The following table sets forth the number, type and location of restaurants operated by the company as of the end of the 2002 fiscal year.


              RESTAURANTS IN OPERATION AT APRIL 26, 2002
----------------------- --------------- ------------ ---------- ---------------
                         Traditional      General      Owens        Total
                                          Stores                 Restaurants
----------------------- --------------- ------------ ---------- ---------------
Delaware                             5                                       5
----------------------- --------------- ------------ ---------- ---------------
Florida                             30                                      30
----------------------- --------------- ------------ ---------- ---------------
Illinois                            18                                      18
----------------------- --------------- ------------ ---------- ---------------
Indiana                             54                                      54
----------------------- --------------- ------------ ---------- ---------------
Iowa                                 1                                       1
----------------------- --------------- ------------ ---------- ---------------
Kansas                               3                                       3
----------------------- --------------- ------------ ---------- ---------------
Kentucky                            18                                      18
----------------------- --------------- ------------ ---------- ---------------
Maryland                            19                                      19
----------------------- --------------- ------------ ---------- ---------------
Massachusetts                        1                                       1
----------------------- --------------- ------------ ---------- ---------------
Michigan                            48                                      48
----------------------- --------------- ------------ ---------- ---------------
Mississippi                          1                                       1
----------------------- --------------- ------------ ---------- ---------------
Missouri                            16            1                         17
----------------------- --------------- ------------ ---------- ---------------
New Jersey                           2                                       2
----------------------- --------------- ------------ ---------- ---------------
New York                            13                                      13
----------------------- --------------- ------------ ---------- ---------------
North Carolina                      14                                      14
----------------------- --------------- ------------ ---------- ---------------
Ohio                               167            2                        169
----------------------- --------------- ------------ ---------- ---------------
Pennsylvania                        28            1                         29
----------------------- --------------- ------------ ---------- ---------------
South Carolina                       4            1                          5
----------------------- --------------- ------------ ---------- ---------------
Tennessee                            2            1                          3
----------------------- --------------- ------------ ---------- ---------------
Texas                                                        9               9
----------------------- --------------- ------------ ---------- ---------------
Virginia                            12                                      12
----------------------- --------------- ------------ ---------- ---------------
West Virginia                       23            1                         24
----------------------- --------------- ------------ ---------- ---------------
TOTAL                              479            7          9             495
----------------------- --------------- ------------ ---------- ---------------

During fiscal 2002, the company opened 27 new restaurants. The majority of these new restaurants are located in the company's core markets. However, the company also expanded its restaurant operations by opening restaurants in newer marketing areas, such as Kansas City, Mo., and Raleigh-Durham, N.C.

From time to time, restaurants are evaluated and closed due to a changing market, poor performance or a change in access or building safety. During the 2002 fiscal year, one traditional Bob Evans Restaurant was closed in Gainesville, Fla., due to its inability to perform to company expectations.

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

RESTAURANT EXPANSION

During fiscal 2003, the company plans to build and open approximately 30 new restaurants, about one-third of which will be constructed in the company's most established markets. Future restaurant growth will depend on the availability of sites at prices that are projected to meet or exceed the company's desired returns, as well as growth trends in consumer demand for mid-scale, family style restaurants. During fiscal 2003, the company plans to rebuild eight restaurants and remodel 56 restaurants to various degrees, including major remodels and expansions to minor equipment and decor updates. The restaurant remodel/rebuild plan, which requires significant capital expenditures, demonstrates the company's commitment to customer service and satisfaction. Restaurant capital expenditures for fiscal 2003 are estimated to be consistent with last year at approximately $97 million.

CARRYOUT BUSINESS

During fiscal 2002, carryout business in the company's restaurants accounted for approximately 5.4 percent of the total revenues generated by the restaurant segment. To increase carryout business and customer satisfaction, the company continues to include Carry Home Kitchen, an enhanced carryout area, in all new locations. Through dedicated staffing and facilities, Carry Home Kitchens not only better serve carryout customers, but also increase eat-in dessert sales as a result of the awareness generated by the added dessert case. The company's restaurants do not have a drive-through service for carryout business. Plans for fiscal 2003 are to continue to expand carryout business by increasing marketing programs and consumer awareness.

RETAIL SALES OF GOODS

The company offers retail items for sale on a limited basis in its traditional restaurants' Corner Cupboard area and on a much larger scale in its seven Bob Evans Restaurants & General Stores. The Corner Cupboard retail areas provide select offerings of the gifts, retail food items and other novelties available in Bob Evans Restaurants & General Stores. Given the success of this program, the company plans to include Corner Cupboard retail areas in all new and rebuilt restaurants. The company also introduced retail Corner Cupboard areas in 47 existing units during fiscal 2002 and plans to add an additional 13 in existing units during fiscal 2003, which will bring the total to approximately 265.

COMPETITION

The company's restaurant segment is engaged in an intensely competitive business. The company's restaurants compete for favorable expansion sites and customers with both local and national family, casual and fast-food restaurant chains, as well as with individual restaurant operators. The line continues to blur between family and casual restaurants. In the strictest sense, Bob Evans Restaurants continue to operate in the family dining segment. However, with attractive portions and lower price points, Bob Evans Restaurants are increasingly challenging our casual dining competitors in terms of food quality and value perceptions. Competition in the restaurant industry lies in price/value, menu variety, relevance and brand image. The company's restaurant segment sales are not a significant factor in the overall restaurant business in the company's market areas.

LABOR AND FRINGE BENEFIT EXPENSE

Labor and fringe benefit expense in the restaurant segment accounted for 38.8 percent of sales in fiscal 2002 as compared to 40.0 percent in fiscal 2001, both of which are high from a historical perspective. The decrease in fiscal 2002 is largely attributable to management initiatives that included reducing overtime, better scheduling and redirecting benefit dollars. The company also benefited from reduced pressures in the labor market due to the economy's softness, and the company expects a similar labor market during fiscal 2003. Congress is currently considering increases to the minimum wage rate which could significantly impact the company's labor costs.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Menu mix in the restaurant segment is varied enough that raw materials historically have been readily available. However, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. Cost of sales accounted for approximately 24.8 percent of restaurant segment sales during fiscal 2002, in comparison with 25.1 percent during fiscal 2001. Restaurant segment food costs were impacted by menu price increases, raw material prices and sales mix. The company does not currently anticipate that food costs will fluctuate significantly during its 2003 fiscal year.

MARKETING

The company spent approximately $32.9 million marketing the restaurant segment during its 2002 fiscal year. Approximately 65 percent of the marketing dollars were spent on television, radio, print and outdoor advertising to maintain and build brand awareness. The remaining 35 percent of dollars were spent primarily on in-store merchandising/menus, kids' marketing programs and local-store marketing. The company typically limits the use of coupons to certain outlying markets to encourage trial with new or infrequent customers. The company expects marketing expense as a percent of sales for fiscal 2003 to be consistent with fiscal 2002 levels.

RESEARCH AND DEVELOPMENT

The company is continuously testing new food items in its search for new and improved menu offerings to appeal to its customer base and to satisfy changing eating trends. Product development has been concentrated on unique homestyle options, as well as quality enhancements to some of the company's best-selling items to keep the menu fresh and relevant. The company's Breakfast Savors and Lunch Savors programs, which are designed to drive weekday sales, continue to be updated with new items to maintain their success. During fiscal 2002, the company tested a new children's program which was introduced in early fiscal 2003. The program included new menu items, as well as new entertaining educational activities provided by Weekly Reader, a leading publisher of classroom periodicals for elementary and secondary schools. Research and development expenses, to date, have not been material.

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

FOOD PRODUCTS SEGMENT OPERATIONS
--------------------------------

PRINCIPAL PRODUCTS AND PROCUREMENT METHODS

The company's traditional business in its food products segment is the production, distribution and sale of approximately 40 varieties of fresh, smoked and fully cooked pork sausage and ham products under the brand names of Bob Evans, Owens Country Sausage and Country Creek Farm. The company continues to devote time and effort on both new product development and sales of its pork sausage and ham products to institutional and foodservice purchasers. In addition to the company's well-known meat offerings, the company also sells a number of other complementary food items in the frozen and refrigerated areas of grocery stores. During fiscal 2002, the company expanded Bob Evans food products offerings by introducing Pizza Burrito; Sausage, Egg and Cheese Large SnackWiches; Wildfire Chicken with Rice entree; and Chicken and Noodles, Chicken Pot Pie and Lasagna with Meat Sauce family-sized entrees. Several items in the Bob Evans and Owens product lines, including SnackWiches, are microwaveable convenience items for meals and snacks.

Specialty items for the company's institutional and foodservice customers are made to their specifications and include sausage links and patties, sausage gravy and biscuit sandwiches. Although foodservice sales do not generate margins as high as sales of branded items, they provide the company with incremental volume in its production plants. During fiscal 2002 and fiscal 2001, foodservice sales accounted for approximately 8 percent of the company's food products sales. Foodservice sales are expected to remain relatively constant in fiscal 2003.

Previously, the company produced and sold liquid-smoke flavorings through its Hickory Specialties, Inc. subsidiary. In October 2001, the company sold Hickory Specialties to sharpen the focus on the company's core strengths in the food and restaurant businesses.

                                  Percentage of Food Products Segment Revenues

                                               FISCAL YEAR ENDED
                                 ----------------------------------------------
                                 APRIL 26, 2002  APRIL 27, 2001  APRIL 28, 2000
                                 --------------  --------------  --------------

Sales of Bob Evans                      76%           71%           71%
  Products

Sales of Owens                          21%           24%           24%
  Country Sausage
  Products

Sales of Hickory                         3%            5%            5%
  Specialties Products*

*On Oct. 5, 2001, the company sold Hickory Specialties, Inc. to an unrelated third party.

The company's retail pork sausage products are produced in the company's six processing plants located in Xenia, Bidwell and Springfield, Ohio; Hillsdale, Mich.; Galva, Ill.; and Richardson, Texas. The Bidwell, Springfield, Hillsdale and Richardson plants also manufacture the products sold to foodservice distributors. In the fall of 2002, the company expects to open its first distribution center near Springfield, Ohio. The distribution center will serve as a hub for the company's direct store distribution system.

The company procures live hogs at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Carolina, Ohio, Oklahoma, Pennsylvania, South Dakota, West Virginia, Wisconsin and Texas. Live hogs procured in these markets are purchased by an employee of the company. Live hogs are then transported overnight directly from the various markets and farms from which they were purchased to five of the company's processing plants where they are slaughtered and processed into various pork sausage products. These products, in turn, are shipped daily from the processing plants for distribution to the company's customers. The company generally has not experienced difficulty in procuring live hogs for its pork sausage products. The company has not traditionally contracted in advance for the purchase of live hogs, although it is currently evaluating contract pricing and may do so with limited quantities in fiscal 2003.

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

(2) On a smaller scale, the company uses alternate distribution methods for its sausage and frozen food products through warehouses and distributors, which makes the products available to approximately 4,000 additional grocery stores.

The marketing territory for Bob Evans brand products includes Delaware, the District of Columbia, Illinois, Indiana, Maryland, Michigan and Ohio as well as portions of Alabama, Georgia, Kansas, Kentucky, Iowa, Missouri, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Wisconsin.

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

The marketing territory for Owens brand products includes Arizona, Arkansas, Colorado, Louisiana, New Mexico, Oklahoma and Texas, and portions of Kansas, Mississippi and Nevada.

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

TRADEMARKS AND SERVICE MARKS

The company maintains various trademarks and service marks in connection with its food products operations, such as SnackWiches, Hotz and Border Breakfast, that identify various Bob Evans Farms and Owens Country Sausage products. These trademarks and service marks are renewed periodically and the company believes that they adequately protect the brand names of the company. The operations of the food products segment of the company are not dependent upon any patents, licenses, franchises or concessions.

COMPETITION

The sausage business is highly competitive. The company competes primarily on the basis of the price and quality of its sausage products. Bob Evans uses high-quality ingredients to manufacture products that reflect the company's homestyle image and heritage. The company is in direct competition with a large number and variety of producers and wholesalers of similar products, including companies active both locally and nationally. Although many such competitors have substantially greater financial resources and higher sales volumes, the company believes that sales of its products constitute a significant portion of sales of sausage of comparable price and quality in the majority of its core market areas.

SEASONALITY

More pounds of fresh sausage are typically sold during the colder months from October through April. The company continues to promote products for outdoor grilling in an attempt to create more volume during the summer months.

MARKETING

During the 2002 fiscal year, the company spent approximately $10.3 million marketing its food products under the Bob Evans and Owens brand names. Approximately 85 percent of this amount was spent on broadcast media programs to maintain and build brand awareness and the remaining 15 percent was spent on consumer promotion efforts to encourage trial of the company's food products.

DEPENDENCE ON A SINGLE CUSTOMER

Bob Evans and Owens products are available to more than 50 percent of the population of the continental United States through more than 15,370 retail grocery stores. The company's food products segment is not dependent upon a single customer or group of affiliated customers.

SALES ON CREDIT; AGED PRODUCT

The company typically allows seven- to 30-day terms on the sales of its food products. The company has not experienced any significant bad debt problems, nor has the return of aged product had a significant effect on the company.

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

EXPANSION OF DISTRIBUTION AREA

The company has no current plans to expand the distribution area for its food products in fiscal 2003.

PROFIT MARGINS RELATED TO SAUSAGE PRODUCTION

Profit margins relating to sausage production are normally more favorable during periods of lower live hog costs. During fiscal 2002, hog prices averaged $37.84 per hundredweight as compared to $39.51 per hundredweight during fiscal 2001. The company believes live hog costs may decrease during fiscal 2003 in comparison to fiscal 2002 levels.

GENERAL
-------

EMPLOYEES

The company employed 38,723 persons in the restaurant segment and 1,267 persons in the food products segment as of April 26, 2002.

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


                                                              FISCAL YEAR ENDED
                                                            (Dollars in thousands)
                                                April 26,            April 27,          April 28,
                                                  2002                 2001               2000
                                          -----------------     ---------------    ---------------
Sales:
-----
     Restaurant Operations:                       $870,257            $805,957           $750,851
     Intersegment Sales of
       Food Products:                             $ 30,814            $ 30,074           $ 28,612
     Food Products (excluding
      intersegment sales):                        $191,589            $201,551           $197,068


Operating Profit:
----------------
     Restaurant Operations:                       $ 85,009            $ 68,663           $ 67,877
     Food Products:                               $ 18,854            $ 14,803           $ 17,610

Identifiable Assets:
-------------------
     Restaurant Operations:                       $626,318            $574,430           $519,168
     Food Products:                               $ 60,713            $ 73,025           $ 75,311


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

RESTAURANT SEGMENT

Of the 495 restaurants operated by the company, 437 are owned by the company and 58 are leased from unaffiliated persons. All lease agreements contain either multiple renewal options or options to purchase.

FOOD PRODUCTS SEGMENT

The food products segment has six sausage-manufacturing plants located in Bidwell, Springfield, and Xenia, Ohio; Richardson, Texas; Hillsdale, Mich.; and Galva, Ill. All of these properties are owned by the company. The company believes that its manufacturing facilities have adequate capacity to serve their intended purpose at this time and in the foreseeable future.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following table sets forth the executive officers of the registrant and certain information with respect to each executive officer as of July 12, 2002. Unless otherwise indicated, each person has held his or her principal occupation for more than five years. The executive officers are appointed by and serve at the pleasure of the board of directors.


                                                       Principal Occupations for Past Five Years and Other
Name                                     Age           Information
----                                     ---           ----------------------------------------------------

Stewart K. Owens                         47            Chairman of the Board, Chief Executive Officer, President
                                                       and Chief Operating Officer since 2001; President, Chief
                                                       Executive Officer and Chief Operating Officer from 2000 to
                                                       2001; President and Chief Operating Officer from 1995 to
                                                       2000; 12 years as an officer of the registrant.

Donald J. Radkoski                       47            Chief Financial Officer, Treasurer and Secretary since 2000;
                                                       Chief Financial Officer and Treasurer from 1994 to 2000; 14 years as an officer of the registrant.

Larry C. Corbin                          60            Executive Vice President of Restaurant Division since 1995;
                                                       28 years as an officer of the registrant.

Roger D. Williams                        51            Executive Vice President of Food Products Division since
                                                       1997; 22 years as an officer of the registrant.

Mary L. Cusick                           46            Senior Vice President of Investor Relations and Corporate
                                                       Communications since 2000; Vice President of Corporate
                                                       Communications from 1990 to 2000; 12 years as an officer of the registrant.

Tod P. Spornhauer                        36            Controller and Vice President of Finance since 1998;
                                                       Controller from 1996 to 1998; 3 years as an officer of the registrant.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

In accordance with General Instruction G(2), the information called for in Item 201 (a) through (c) of Regulation S-K is incorporated herein by reference to Note H, Quarterly Financial Data (Unaudited), located on page 23 of the registrant's Annual Report to Stockholders for the fiscal year ended April 26, 2002, ("the registrant's 2002 Annual Report to Stockholders").

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------

In accordance with General Instruction G(2), the financial information for fiscal years 1998 through 2002 contained under the subcaption Consolidated Financial Review, located on page 13 of the registrant's 2002 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATION.
         -------------

In accordance with General Instruction G(2), the information contained under the caption Management's Discussion and Analysis of Selected Financial Information, located on pages 26 through 29 of the registrant's 2002 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         ----------------------------------------------------------

As noted in Note A, Summary of Significant Accounting Policies, located on page 18 of the registrant's 2002 Annual Report to Stockholders, the company does not use derivative financial instruments for speculative purposes. The company maintains its cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

The financial statements and the auditor's report thereon included on pages 13 through 25 of the registrant's 2002 Annual Report to Stockholders are incorporated herein by reference.

The Quarterly Financial Data (Unaudited) included in Note H of the notes to consolidated financial statements, located on page 23 of the registrant's 2002 Annual Report to Stockholders, is also incorporated herein by reference.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

In accordance with General Instruction G(3), the information contained under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the company's definitive proxy statement relating to the annual meeting of stockholders to be held on Sept. 9, 2002, is incorporated herein by reference. The information regarding executive officers required by
Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on Sept. 9, 2002, is incorporated herein by reference. Neither the report of the compensation committee of the registrant's board of directors on executive compensation nor the performance graph included in the registrant's definitive proxy statement for the annual meeting of stockholders to be held on Sept. 9, 2002, shall be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

In accordance with General Instruction G(3), the information contained under the caption "EQUITY COMPENSATION PLAN INFORMATION" and "STOCK OWNERSHIP" in the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on Sept. 9, 2002, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

In accordance with General Instruction G(3), the information contained under the captions "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on Sept. 9, 2002, is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
              ---------------------------------------------------------------


(a)(1) FINANCIAL STATEMENTS

       For a list of all financial statements included with this Annual Report on Form 10-K, see the "List of Financial Statements" at page 23.

(a)(2) FINANCIAL STATEMENT SCHEDULES

       All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) EXHIBITS

       Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the "Index to Exhibits" at page 24. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------
10(a)                     Change in Control Agreement,                      Attached hereto.
                          effective May 1, 2002, between
                          Stewart K. Owens and Bob Evans Farms,
                          Inc.

10(b)                     Change in Control Agreement,                      Attached hereto.
                          effective May 1, 2002, between Donald
                          J. Radkoski and Bob Evans Farms,
                          Inc.; and Schedule A to Exhibit 10(b)
                          identifying other substantially
                          identical agreements between Bob
                          Evans Farms, Inc. and certain
                          executive officers of Bob Evans
                          Farms, Inc.

10(c)                     Letter Agreement, dated June 20,                  Attached hereto.
                          2001, between Howard J. Berrey and
                          Bob Evans Farms, Inc.

10(d)                     Bob Evans Farms, Inc. 1989 Stock                  Incorporated herein by reference to
                          Option Plan for Nonemployee Directors             Exhibit 4(d) to the Registrant's
                                                                            Registration Statement on Form S-8,
                                                                            filed Aug. 23, 1989.
                                                                            (Registration No. 33-30665)

10(e)                     Bob Evans Farms, Inc. 1991 Incentive              Incorporated herein by reference to
                          Stock Option Plan                                 Exhibit 4(d) to the Registrant's
                                                                            Registration Statement on Form S-8,
                                                                            filed Sept. 13, 1991.
                                                                            (Registration No. 33-42778)

10(f)                     Bob Evans Farms, Inc. 1992                        Incorporated herein by reference to
                          Nonqualified Stock Option Plan                    Exhibit 10(j) to the Registrant's
                          (effective for options granted prior              Annual Report on Form 10-K for its
                          to May 1, 2002)                                   fiscal year ended April 24, 1992.
                                                                            (File No. 0-1667)

10(g)                     Bob Evans Farms, Inc. Long Term                   Incorporated herein by reference to
                          Incentive Plan for Managers                       Exhibit 10(k) to the Registrant's
                          (effective for performance awards                 Annual Report on Form 10-K for its
                          granted prior to May 1, 2002)                     fiscal year ended April 30, 1993.
                                                                            (File No. 0-1667)

10(h)                     Bob Evans Farms, Inc. 1994 Long Term              Incorporated herein by reference to
                          Incentive Plan (effective for options             Exhibit 10(n) to the Registrant's
                          and other awards granted prior to May             Annual Report on Form 10-K for its
                          1, 2002)                                          fiscal year ended April 29, 1994.
                                                                            (File No. 0-1667)

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------

10(i)                     Bob Evans Farms, Inc. 1998                        Incorporated herein by reference to
                          Supplemental Executive Retirement                 Exhibit 10(l) to the Registrant's
                          Plan (effective for awards granted                Annual Report on Form 10-K for its
                          prior to May 1, 2002)                             fiscal year ended April 24, 1998.
                                                                            (File No. 0-1667)

10(j)                     Bob Evans Farms, Inc. 1998 Directors              Incorporated herein by reference to
                          Compensation Plan (effective May 1,               Exhibit 10(m) to the Registrant's
                          1998 through May 6, 2002)                         Annual Report on Form 10-K for its
                                                                            fiscal year ended April 24, 1998.
                                                                            (File No. 0-1667)

10(k)                     Bob Evans Farms, Inc. 1998 Stock                  Incorporated herein by reference to
                          Option and Incentive Plan (effective              Exhibit 4(f) to the Registrant's
                          for options and other awards granted              Registration Statement on Form S-8
                          prior to May 1, 2002)                             filed March 22, 1999. (Registration No.
                                                                            333-74829)

10(l)                     Bob Evans Farms, Inc. Dividend                    Incorporated herein by reference to the
                          Reinvestment and Stock Purchase Plan              Registrant's Registration Statement on
                                                                            Form S-3 filed March 19, 1999.
                                                                            (Registration No. 333-74739)

10(m)                     Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          Executive Deferral Program                        Exhibit 10(k) to the Registrant's
                          (effective, as amended, through April             Annual Report on Form 10-K for its
                          30, 2002)                                         fiscal year ended April 27, 2001.
                                                                            (File No. 0-1667)

10(n)                     First Amendment to Bob Evans Farms,               Incorporated herein by reference to
                          Inc. and Affiliates Executive                     Exhibit 10(l) to the Registrant's
                          Deferral Program                                  Annual Report on Form 10-K for its
                                                                            fiscal year ended April 27, 2001.
                                                                            (File No. 0-1667)

10(o)                     Bob Evans Farms, Inc. First Amended               Attached hereto.
                          and Restated 1992 Nonqualified Stock
                          Option Plan (effective for options
                          granted after May 1, 2002)

10(p)                     Bob Evans Farms, Inc. First Amended               Attached hereto.
                          and Restated 1993 Long Term Incentive
                          Plan for Managers (effective for
                          performance awards granted after May
                          1, 2002)

10(q)                     Bob Evans Farms, Inc. First Amended               Attached hereto.
                          and Restated 1994 Long Term Incentive
                          Plan (effective for options and other
                          awards granted after May 1, 2002)



Exhibit
Number                    Description                                       Location
------                    -----------                                       --------

10(r)                     Bob Evans Farms, Inc. and Affiliates              Attached hereto.
                          2002 Second Amended and Restated
                          Supplemental Executive Retirement Plan
                          (effective for awards granted after May
                          1, 2002)

10(s)                     Bob Evans Farms, Inc. First Amended               Attached hereto.
                          and Restated 1998 Stock Option and
                          Incentive Plan (effective for options
                          and other awards granted after May 1,
                          2002)

10(t)                     Bob Evans Farms, Inc. and Affiliates              Attached hereto.
                          Second Amended and Restated Executive
                          Deferral Program (effective May 1, 2002)

10(u)                     Bob Evans Farms, Inc. Compensation                Attached hereto.
                          Program for Directors (effective May
                          7, 2002)


(b)    REPORTS ON FORM 8-K

       The registrant filed no current reports on Form 8-K during the last quarter of the period covered by this report.

(c)    EXHIBITS

       Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the "Index to Exhibits" at page 24.

(d)    FINANCIAL STATEMENT SCHEDULES

       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Bob Evans Farms, Inc.



July 15, 2002                       By:  /s/ Donald J. Radkoski
                                    --------------------------------------
                                        Donald J. Radkoski
                                        Chief Financial Officer, Treasurer
                                        and Secretary (Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature                            Title                       Date
---------                            -----                       ----


/s/ Stewart K. Owens                 Chairman of the Board       July 15, 2002
-------------------------------
Stewart K. Owens


/s/ Larry C. Corbin                  Director                    July 15, 2002
-------------------------------
Larry C. Corbin


/s/ Daniel E. Evans                  Director                    July 15, 2002
-------------------------------
Daniel E. Evans


/s/ Daniel A. Fronk                  Director                    July 15, 2002
-------------------------------
Daniel A. Fronk

/s/ Michael J. Gasser                Director                    July 15, 2002
-------------------------------
Michael J. Gasser


/s/ E.W. (Bill) Ingram III           Director                    July 15, 2002
-------------------------------
E.W. (Bill) Ingram III


/s/ Cheryl L. Krueger-horn           Director                    July 15, 2002
-------------------------------
Cheryl L. Krueger-Horn


/s/ G. Robert Lucas                  Director                    July 15, 2002
-------------------------------
G. Robert Lucas


/s/ Robert E.H. Rabold               Director                    July 15, 2002
-------------------------------
Robert E.H. Rabold


/s/ Donald J. Radkoski               Chief Financial Officer,
-------------------------------      Treasurer and Secretary     July 15, 2002
Donald J. Radkoski                   (Chief Accounting Officer)

                              BOB EVANS FARMS, INC.
                           ANNUAL REPORT ON FORM 10-K

                      FOR FISCAL YEAR ENDED APRIL 26, 2002

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page(s) in 2002
                                                                                                  Annual Report to
                                         Description                                                Stockholders
                                         -----------                                                ------------
Consolidated Balance Sheets at April 26, 2002, and April 27, 2001...........................               14

Consolidated Statements of Income for the fiscal years ended April 26, 2002; April 27,
       2001; and April 28, 2000.............................................................               15


Consolidated Statements of Stockholders' Equity for the fiscal years ended
       April 26, 2002; April 27, 2001; and April 28, 2000...................................               16

Consolidated Statements of Cash Flows for the fiscal years ended April 26, 2002; April 27,
       2001; and April 28, 2000.............................................................               17

Notes to Consolidated Financial Statements..................................................             18 - 24

Report of Ernst & Young LLP, Independent Auditors...........................................               25

                              BOB EVANS FARMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED APRIL 26, 2002

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

4                         Agreement to furnish instruments                  Incorporated herein by reference to
                          defining rights of holders of                     Exhibit 4 to the Registrant's Annual
                          long-term debt                                    Report on Form 10-K for its fiscal year
                                                                            ended April 27, 2001.
                                                                            (File No. 0-1667)

10(a)                     Change in Control Agreement,                      Attached hereto.
                          effective May 1, 2002, between
                          Stewart K. Owens and Bob Evans Farms,
                          Inc.

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------

10(b)                     Change in Control Agreement,                      Attached hereto.
                          effective May 1, 2002, between Donald
                          J. Radkoski and Bob Evans Farms,
                          Inc.; and Schedule A to Exhibit 10(b)
                          identifying other substantially
                          identical agreements between Bob
                          Evans Farms, Inc. and certain
                          executive officers of Bob Evans
                          Farms, Inc.

10(c)                     Letter Agreement, dated June 20,                  Attached hereto.
                          2001, between Howard J. Berrey and
                          Bob Evans Farms, Inc.

10(d)                     Bob Evans Farms, Inc. 1989 Stock                  Incorporated herein by reference to
                          Option Plan for Nonemployee Directors             Exhibit 4(d) to the Registrant's
                                                                            Registration Statement on Form S-8,
                                                                            filed Aug. 23, 1989.
                                                                            (Registration No. 33-30665)

10(e)                     Bob Evans Farms, Inc. 1991 Incentive              Incorporated herein by reference to
                          Stock Option Plan                                 Exhibit 4(d) to the Registrant's
                                                                            Registration Statement on Form S-8,
                                                                            filed Sept. 13, 1991.
                                                                            (Registration No. 33-42778)

10(f)                     Bob Evans Farms, Inc. 1992                        Incorporated herein by reference to
                          Nonqualified Stock Option Plan                    Exhibit 10(j) to the Registrant's
                          (effective for options granted prior              Annual Report on Form 10-K for its
                          to May 1, 2002)                                   fiscal year ended April 24, 1992.
                                                                            (File No. 0-1667)

10(g)                     Bob Evans Farms, Inc. Long Term                   Incorporated herein by reference to
                          Incentive Plan for Managers effective             Exhibit 10(k) to the Registrant's
                          for performance awards granted prior              Annual Report on Form 10-K for its
                          to May 1, 2002)                                   fiscal year ended April 30, 1993.
                                                                            (File No. 0-1667)

10(h)                     Bob Evans Farms, Inc. 1994 Long Term              Incorporated herein by reference to
                          Incentive Plan (effective for options             Exhibit 10(n) to the Registrant's
                          and other awards granted prior to May             Annual Report on Form 10-K for its
                          1, 2002)                                          fiscal year ended April 29, 1994.
                                                                            (File No. 0-1667)

10(i)                     Bob Evans Farms, Inc. 1998                        Incorporated herein by reference to
                          Supplemental Executive Retirement                 Exhibit 10(l) to the Registrant's
                          Plan (effective for awards granted                Annual Report on Form 10-K for its
                          prior to May 1, 2002)                             fiscal year ended April 24, 1998.
                                                                            (File No. 0-1667)

10(j)                     Bob Evans Farms, Inc. 1998 Directors              Incorporated herein by reference to
                          Compensation Plan (effective May 1,               Exhibit 10(m) to the Registrant's
                          1998 through May 6, 2002)                         Annual Report on Form 10-K for its
                                                                            fiscal year ended April 24, 1998.
                                                                            (File No. 0-1667)

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------

10(k)                     Bob Evans Farms, Inc. 1998 Stock                  Incorporated herein by reference to
                          Option and Incentive Plan (effective              Exhibit 4(f) to the Registrant's
                          for options and other awards granted              Registration Statement on Form S-8
                          prior to May 1, 2002)                             filed March 22, 1999. (Registration No.
                                                                            333-74829)

10(l)                     Bob Evans Farms, Inc. Dividend                    Incorporated herein by reference to the
                          Reinvestment and Stock Purchase Plan              Registrant's Registration Statement on
                                                                            Form S-3 filed March 19, 1999.
                                                                            (Registration No. 333-74739)

10(m)                     Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          Executive Deferral Program                        Exhibit 10(k) to the Registrant's
                          (effective, as amended, through April             Annual Report on Form 10-K for its
                          30, 2002)                                         fiscal year ended April 27, 2001.
                                                                            (File No. 0-1667)

10(n)                     First Amendment to Bob Evans Farms,               Incorporated herein by reference to
                          Inc. and Affiliates Executive                     Exhibit 10(l) to the Registrant's
                          Deferral Program                                  Annual Report on Form 10-K for its
                                                                            fiscal year ended April 27, 2001.
                                                                            (File No. 0-1667)

10(o)                     Bob Evans Farms, Inc. First Amended               Attached hereto.
                          and Restated 1992 Nonqualified Stock
                          Option Plan (effective for options
                          granted after May 1, 2002)

10(p)                     Bob Evans Farms, Inc. First Amended               Attached hereto.
                          and Restated 1993 Long Term Incentive
                          Plan for Managers (effective for
                          performance awards granted after May
                          1, 2002)

10(q)                     Bob Evans Farms, Inc. First Amended               Attached hereto.
                          and Restated 1994 Long Term Incentive
                          Plan (effective for options and other
                          awards granted after May 1, 2002)

10(r)                     Bob Evans Farms, Inc. and Affiliates              Attached hereto.
                          2002 Second Amended and Restated
                          Supplemental Executive Retirement Plan
                          (effective for awards granted after May
                          1, 2002)

10(s)                     Bob Evans Farms, Inc. First Amended               Attached hereto.
                          and Restated 1998 Stock Option and
                          Incentive Plan (effective for options
                          and other awards granted after May 1,
                          2002)

10(t)                     Bob Evans Farms, Inc. and Affiliates              Attached hereto.
                          Second Amended and Restated Executive
                          Deferral Program (effective May 1, 2002)

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------

10(u)                     Bob Evans Farms, Inc. Compensation                Attached hereto.
                          Program for Directors (effective May
                          7, 2002)

13                        Registrant's Annual Report to                     Attached hereto.
                          Stockholders for the fiscal year ended
                          April 26, 2002 (Not deemed filed except
                          for portions thereof which are specifically
                          incorporated by reference into this
                          Annual Report on Form 10-K)

21                        Subsidiaries of the Registrant                    Attached hereto.

23                        Consent of Ernst & Young, LLP                     Attached hereto.