Form 10-Q
period 2002-07-26
EVANS BOB FARMS INC
filed 2002-08-28
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      July 26, 2002
                               ------------------------------------------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              --------------------------------------------------

Commission file number                            0-1667
                              --------------------------------------------------

                                           Bob Evans Farms, Inc.
                              --------------------------------------------------
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

          As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares, of which 35,609,215 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        (Dollars in thousands)
                                                                                July 26, 2002           April 26, 2002
                                                                                -------------           --------------
                                                                                    Unaudited                  Audited
                                                                                    ---------                  -------
ASSETS
------
Current assets
         Cash and equivalents                                                       $  11,114                $   7,934
         Accounts receivable                                                           11,258                   11,629
         Inventories                                                                   15,778                   15,252
         Deferred income taxes                                                          8,871                    8,871
         Prepaid expenses                                                               3,210                    1,016
                                                                                   -----------              -----------
                  TOTAL CURRENT ASSETS                                                 50,231                   44,702

Property, plant and equipment                                                         987,405                  971,843
         Less accumulated depreciation                                                334,015                  323,664
                                                                                   -----------              -----------
                  NET PROPERTY, PLANT AND EQUIPMENT                                   653,390                  648,179

Other assets
         Deposits and other                                                             3,116                    3,037
         Long-term investments                                                         13,059                   12,196
         Deferred income taxes                                                         12,292                   12,292
         Goodwill                                                                       1,567                    1,567
                                                                                   -----------              -----------
                  TOTAL OTHER ASSETS                                                   30,034                   29,092
                                                                                   -----------              -----------
                                                                                    $ 733,655                $ 721,973
                                                                                   ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
         Line of credit                                                             $  17,135                $  27,750
         Current maturities of long-term debt                                           4,000                    4,000
         Accounts payable                                                               9,584                   10,741
         Dividends payable                                                              3,917                    3,529
         Federal and state income taxes                                                17,638                    9,329
         Accrued wages and related liabilities                                         13,593                   19,804
         Other accrued expenses                                                        56,015                   55,343
                                                                                   -----------              -----------
                  TOTAL CURRENT LIABILITIES                                           121,882                  130,496

Long-term liabilities
         Deferred compensation                                                          7,651                    6,182
         Deferred income taxes                                                         31,597                   31,597
         Long-term debt                                                                31,333                   32,333
                                                                                   -----------              -----------
                  TOTAL LONG-TERM LIABILITIES                                          70,581                   70,112

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000 shares; issued
            42,638,118 shares at July 26, 2002, and April 26, 2002                        426                      426
         Preferred stock, authorized 1,200 shares; issued 120
            shares at July 26, 2002, and April 26, 2002                                    60                       60
         Capital in excess of par value                                               147,364                  151,264
         Retained earnings                                                            515,227                  498,522
         Treasury stock, 7,028,903 shares at July 26, 2002,
            and 7,343,596 shares at April 26, 2002, at cost                          (121,885)                (128,907)
                                                                                   -----------              -----------
                  TOTAL STOCKHOLDERS' EQUITY                                          541,192                  521,365
                                                                                   -----------              -----------
                                                                                    $ 733,655                $ 721,973
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

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                                    ---------










                                                                        (Dollars in thousands, except per share amounts)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                              July 26, 2002      July 27, 2001
                                                                             ---------------    --------------


NET SALES                                                                      $    277,021       $    267,461

    Cost of sales                                                                    72,046             76,810
    Operating wage and fringe benefit expenses                                       96,196             91,513
    Other operating expenses                                                         40,752             39,485
    Selling, general and administrative expenses                                     25,081             25,223
    Depreciation and amortization expense                                            10,690             10,471
                                                                               ------------       ------------
OPERATING INCOME                                                                     32,256             23,959

   Net interest expense                                                                 527              1,165
                                                                               ------------       ------------

INCOME BEFORE INCOME TAXES                                                           31,729             22,794

PROVISIONS FOR INCOME TAXES                                                          11,105              7,750
                                                                               ------------       ------------

NET INCOME                                                                     $     20,624       $     15,044
                                                                               ============       ============


EARNINGS PER SHARE - BASIC                                                     $       0.58       $       0.43
                                                                               ============       ============

EARNINGS PER SHARE - DILUTED                                                   $       0.57       $       0.43
                                                                               ============       ============

CASH DIVIDENDS PER SHARE                                                       $       0.11       $       0.09
                                                                               ============       ============













     The accompanying notes are an integral part of the financial statements

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                   ---------

                                                                                    (Dollars in thousands)

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                             July 26, 2002           July 27, 2001
                                                                             -------------           -------------

OPERATING ACTIVITIES:
  Net income                                                                  $     20,624            $     15,044

  Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization                                                10,690                  10,471
       Loss (gain) on sale of assets                                                    (5)                     11
       Loss on long-term investments                                                   150                     150
       Deferred compensation                                                         1,428                     738
       Compensation expense attributable to stock plans                                323                     304
       Cash provided by (used for) current assets
           and current liabilities:
          Accounts receivable                                                          371                    (326)
          Inventories                                                                 (526)                   (205)
          Prepaid expenses                                                          (2,194)                   (882)
          Accounts payable                                                          (1,157)                    119
          Federal and state income taxes                                             8,309                   3,914
          Accrued wages and related liabilities                                     (6,211)                 (3,456)
          Other accrued expenses                                                       390                   2,096
                                                                              ------------            ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           32,192                  27,978

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                        (15,844)                (19,963)
  Purchase of long-term investments                                                 (1,122)                   (588)
  Proceeds from sale of property, plant and equipment                                   57                     105
  Other                                                                                (79)                   (402)
                                                                              ------------            ------------
NET CASH USED IN INVESTING ACTIVITIES                                              (16,988)                (20,848)

FINANCING ACTIVITIES:
  Cash dividends paid                                                               (3,531)                 (3,134)
  Line of credit                                                                   (10,615)                  2,950
  Purchase of treasury stock                                                        (2,383)                 (1,721)
  Principal payments on long-term debt                                              (1,000)                   (667)
  Proceeds from issuance of treasury stock                                           5,505                     510
                                                                              ------------            ------------
NET CASH USED IN FINANCING ACTIVITIES                                              (12,024)                 (2,062)
                                                                              ------------            ------------

Increase in cash and equivalents                                                     3,180                   5,068

Cash and equivalents at the beginning of the period                                  7,934                   1,787
                                                                              ------------            ------------

Cash and equivalents at the end of the period                                 $     11,114            $      6,855
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

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED
                                    ---------


1.       Unaudited Financial Statements
         ------------------------------

                  The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. No significant changes have occurred in the disclosures made in Form 10-K for the fiscal year ended April 26, 2002 (refer to Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

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

                  The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                         (in thousands)
                                                       Three Months Ended
                                                       ------------------
                                                  July 26, 2002      July 27, 2001
                      ------------------------ ----------------- ------------------
                      Basic                              35,438             34,810
                      Effect of dilutive
                          stock options                     819                343
                                                     ----------         ----------
                      Diluted                            36,257             35,153
                                                     ==========         ==========


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



                                                                          (in thousands)
                                                                        Three Months Ended
                                                                        ------------------
                                                                July 26, 2002      July 27, 2001
               --------------------------------------------- ----------------- ------------------
               Sales
                 Restaurant Operations                               $234,037           $221,467
                 Food Products                                         50,676             53,469
                                                                    ---------          ---------
                                                                      284,713            274,936
                 Intersegment sales of food products                   (7,692)            (7,475)
                                                                   ----------         ----------
                   Total                                             $277,021           $267,461
                                                                   ==========         ==========

               Operating Income
                 Restaurant Operations                                $27,361            $23,634
                 Food Products                                          4,895                325
                                                                    ---------          ---------
                   Total                                              $32,256            $23,959
                                                                    =========          =========

4.       New Accounting Standards
         ------------------------

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

                  The company applied the new rules on accounting for goodwill and other intangible assets in the first quarter of fiscal 2003. Application of the nonamortization provisions of the statement had a de minimus impact on pre-tax income. During the first quarter of fiscal 2003, the company completed the required transition test for impairment of goodwill and concluded that no impairment existed at April 26, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


SALES

         Consolidated net sales increased 3.6% to $277.0 million in the first quarter of fiscal 2003 compared to the corresponding quarter last year. The increase was comprised of an increase in the restaurant segment of $12.6 million, partially offset by a decrease in the food products segment of $3.0 million. Restaurant segment sales accounted for approximately 84.5% of consolidated sales in the quarter.

         The restaurant segment sales increase of $12.6 million represented a 5.7% increase over the first quarter of last year. The increase was the result of both more restaurants in operation (495 versus 470) and a 0.6% increase in same-store sales. The same store sales increase included a menu price increase of 2.7% in the first quarter.

         The chart below summarizes the restaurant openings and closings during the last five quarters:

                      Beginning      Opened     Closed     Ending
------------------- -------------- ----------- ---------- ----------
Fiscal 2003
   1st quarter           495           0           0         495

Fiscal 2002
   1st quarter           469           1           0         470
   2nd quarter           470           4           1         473
   3rd quarter           473           8           0         481
   4th quarter           481          14           0         495

         The company expects to open approximately 30 additional stores in fiscal 2003. One under-performing store was closed in fiscal 2002; no stores have been closed in fiscal 2003.

         The food products segment experienced a sales decline of $3.0 million, or 6.5%, in the first quarter of fiscal 2003 compared to the same period last year. Excluding the sales contributed by Hickory Specialties, Inc. (HSI) in the first quarter of fiscal 2002, the food products segment experienced a sales decline of $0.3 million, or 0.7%. The divestiture of HSI occurred in the second quarter of fiscal 2002. The decrease in net sales was due to an increase in promotional incentives of $2.7 million, or 113.1%, which was mostly offset by the additional gross sales provided by an increase in the volume of products sold. The increase in promotional spending is in response to lower hog costs discussed in the cost of sales section below. The volume of sausage products sold (calculated using the same products in both periods and excluding new products) increased 3% in the first quarter of fiscal 2003.

COST OF SALES

         Consolidated cost of sales (cost of materials) was 26.0% of sales in the company's first quarter of fiscal 2003 compared to 28.7% of sales in last year's first quarter.

         In the restaurant segment, cost of sales (predominantly food cost) was 24.1% of sales in the first quarter of 2003 versus a corresponding 24.7% of sales last year. The company attributes this improvement to three factors: menu price increases, favorable purchase prices on certain ingredients and changes in product mix.

         The food products segment cost of sales ratio decreased sharply to 36.4% of sales in the first quarter of 2003 compared to 48.0% of sales in the first quarter a year ago. This decrease was the result of lower hog costs, which averaged $26.22 per hundredweight in this year's first quarter compared to $45.25 in the corresponding period last year - a 42.1% decrease.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

         Consolidated operating wage and fringe benefit expenses ("operating wages") were 34.7% of sales in the first quarter of fiscal 2003 compared to 34.2% in the first quarter last year. A higher operating wage ratio in the food products segment was partially offset by an improved operating wage ratio in the restaurant segment.

         In the restaurant segment, operating wages were 38.4% of sales in fiscal 2003's first quarter versus a corresponding 38.5% of sales last year. The improvement was attributable to lower hourly wage expense as well as some decreased benefit costs. The company launched several programs early in fiscal 2002 aimed at reducing employee-related expenses, including overtime costs. The benefit of these programs was not fully realized in the first quarter of fiscal 2002.

         In the food products segment, operating wages were 15.0% of sales in the first quarter of fiscal 2003 compared to 13.7% of sales in the first quarter of 2002. Operating wage expense increased as a percentage of sales in the food products segment primarily due to lower sales, resulting in less leverage in the first quarter.

OTHER OPERATING EXPENSES

          Over 93% of other operating expenses ("operating expenses") occurred in the restaurant segment in the first quarter of both fiscal 2003 and fiscal 2002. The most significant components of operating expenses were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than income taxes), and credit card processing fees. Consolidated operating expenses were 14.7% of sales in the first quarter this year versus 14.8% of sales in the corresponding period a year ago. The decrease was due mostly to lower utility costs and small equipment purchases in the restaurant segment, partially offset by an increase in operating expenses at Owens in the food products segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         As a percentage of sales, consolidated selling, general and administrative expenses ("S, G & A expenses") were 9.1% and 9.4% in the first quarters of fiscal 2003 and 2002, respectively. Excluding the effect of HSI, which was sold in the second quarter of fiscal 2002, S, G & A expenses were 9.1% of sales in the first quarter of fiscal 2002. The most significant components of S, G & A expenses were wages, fringe benefits and food products segment advertising expenses. After adjusting for HSI, S, G & A as a percentage of sales remained unchanged in the first quarter.

TAXES

         The effective federal and state income tax rates were 35.0% in the first quarter of fiscal 2003 and 34.0% in the first quarter of 2002. The company anticipates the effective tax rate for fiscal 2003 to remain at approximately 35.0%.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs, capital expansion and repurchases of company stock at various times. Bank lines of credit available total $90 million, of which $17.1 million was outstanding at July 26, 2002.

         The company believes that the funds needed for capital expenditures, working capital and company stock repurchases during the remainder of fiscal 2003 will be generated both internally and from available bank lines of credit. Financing alternatives will continue to be evaluated by the company as warranted.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the company's actual results for fiscal 2003 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, changes in hog costs and the possibility of severe weather conditions where the company operates its restaurants, as well as other risks previously disclosed in the company's securities filings and press releases.

                           PART II - OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                    (a)   Index to Exhibits on Page 13

                        BOB EVANS FARMS, INC. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Bob Evans Farms, Inc.
                                -----------------------------------------------
                                                   Registrant


                                              /s/ Stewart K. Owens
                                -----------------------------------------------
                                                Stewart K. Owens
                                      Chairman and Chief Executive Officer


                                             /s/ Donald J. Radkoski
                                -----------------------------------------------
                                               Donald J. Radkoski
                                             Chief Financial Officer

    August 28, 2002
----------------------
         Date

                     BOB EVANS FARMS, INC. INDEX TO EXHIBITS



EXHIBIT NO.                   DESCRIPTION                              PAGE NO.

   99(a)          Certification of Chief Executive Officer                14

   99(b)          Certification of Chief Financial Officer                15