Form 10-Q
period 2002-10-25
EVANS BOB FARMS INC
filed 2002-12-06
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               OCTOBER 25, 2002
                              -------------------------------------------------

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -----------------------------------------------

Commission file number                     0-1667
                           ---------------------------------------------------

                                     Bob Evans Farms, Inc.
                           ---------------------------------------------------
                          (Exact name of registrant as specified in its charter)

                  Delaware                                31-4421866
-----------------------------------------       ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                   3776 South High Street Columbus, Ohio 43207
------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes    X       No
     -----         -----

          As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares, of which 35,271,932 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   (Dollars in thousands)
                                                                                OCT. 25, 2002   APRIL 26, 2002
                                                                                -------------   -------------
                                                                                  Unaudited         Audited
                                                                                  ---------         -------
ASSETS
Current assets
         Cash and equivalents                                                     $  20,957       $   7,934
         Accounts receivable                                                         12,466          11,629
         Inventories                                                                 16,716          15,252
         Deferred income taxes                                                        8,871           8,871
         Prepaid expenses                                                             2,447           1,016
                                                                                  ---------       ---------
                  TOTAL CURRENT ASSETS                                               61,457          44,702

Property, plant and equipment                                                       993,238         971,843
         Less accumulated depreciation                                              327,207         323,664
                                                                                  ---------       ---------
                  NET PROPERTY, PLANT AND EQUIPMENT                                 666,031         648,179

Other assets
         Deposits and other                                                           2,886           3,037
         Long-term investments                                                       14,572          12,196
         Deferred income taxes                                                       12,292          12,292
         Goodwill                                                                     1,567           1,567
                                                                                  ---------       ---------
                  TOTAL OTHER ASSETS                                                 31,317          29,092
                                                                                  ---------       ---------
                                                                                  $ 758,805       $ 721,973
                                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Line of credit                                                           $  21,380       $  27,750
         Current maturities of long-term debt                                         4,000           4,000
         Accounts payable                                                             8,938          10,741
         Dividends payable                                                            3,880           3,529
         Federal and state income taxes                                              27,993           9,329
         Accrued wages and related liabilities                                       15,978          19,804
         Other accrued expenses                                                      58,416          55,343
                                                                                  ---------       ---------
                  TOTAL CURRENT LIABILITIES                                         140,585         130,496

Long-term liabilities
         Deferred compensation                                                        7,221           6,182
         Deferred income taxes                                                       31,597          31,597
         Long-term debt                                                              30,333          32,333
                                                                                  ---------       ---------
                  TOTAL LONG-TERM LIABILITIES                                        69,151          70,112

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000
            shares; issued 42,638,118 shares at October 25, 2002,
            and April 26, 2002                                                          426             426
         Preferred stock, authorized 1,200 shares; issued 120
            shares at October 25, 2002, and April 26, 2002                               60              60
         Capital in excess of par value                                             147,250         151,264
         Retained earnings                                                          531,423         498,522
         Treasury stock, 7,366,186 shares at October 25, 2002,
            and 7,343,596 shares at April 26, 2002, at cost                        (130,090)       (128,907)
                                                                                  ---------       ---------
                  TOTAL STOCKHOLDERS' EQUITY                                        549,069         521,365
                                                                                  ---------       ---------
                                                                                  $ 758,805       $ 721,973
                                                                                  =========       =========


    The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED


                                                           (Dollars in thousands, except per share amounts)

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    -----------------------------  ----------------------------
                                                    Oct. 25, 2002   Oct. 26, 2001  Oct. 25, 2002  Oct. 26, 2001
                                                    -------------   -------------  -------------  -------------
NET SALES                                             $ 277,601      $ 271,094       $ 554,622      $ 538,555

    Cost of sales                                        72,124         77,768         144,170        154,578
    Operating wage and fringe benefit expenses           96,738         90,942         192,934        182,455
    Other operating expenses                             41,621         40,395          82,373         79,880
    Selling, general and administrative expenses         25,035         25,505          50,116         50,728
    Depreciation and amortization expense                10,725         10,499          21,415         20,970
    Net (gain) on disposal of assets                          0         (1,842)              0         (1,842)
                                                      ---------      ---------       ---------      ---------
OPERATING INCOME                                         31,358         27,827          63,614         51,786

    Net interest expense                                    468          1,005             995          2,170
                                                      ---------      ---------       ---------      ---------

INCOME BEFORE INCOME TAXES                               30,890         26,822          62,619         49,616

PROVISIONS FOR INCOME TAXES                              10,812          7,986          21,917         15,736
                                                      ---------      ---------       ---------      ---------

NET INCOME                                            $  20,078      $  18,836       $  40,702      $  33,880
                                                      =========      =========       =========      =========


EARNINGS PER SHARE - BASIC                            $    0.57      $    0.54       $    1.15      $    0.97
                                                      =========      =========       =========      =========

EARNINGS PER SHARE - DILUTED                          $    0.56      $    0.54       $    1.13      $    0.96
                                                      =========      =========       =========      =========

CASH DIVIDENDS PER SHARE                              $    0.11      $    0.10       $    0.22      $    0.19
                                                      =========      =========       =========      =========


     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                            (Dollars in thousands)

                                                                Six Months Ended
                                                                ----------------

                                                          OCT. 25, 2002   OCT. 26, 2001
                                                          -------------   ------------
OPERATING ACTIVITIES:
  Net income                                                  $40,702        $33,880

  Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization                           21,415         20,970
       Loss (gain) on sale of assets                              113         (1,803)
       Loss on long-term investments                            1,083            107
       Deferred compensation                                      936          1,172
       Compensation expense attributable to stock plans           746            551
       Cash provided by (used for) current assets
           and current liabilities:
          Accounts receivable                                    (837)          (991)
          Inventories                                          (1,464)        (1,123)
          Prepaid expenses                                     (1,431)           637
          Accounts payable                                     (1,803)         1,535
          Federal and state income taxes                       18,664         12,336
          Accrued wages and related liabilities                (3,826)          (810)
          Other accrued expenses                                2,430          5,946
                                                             --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      76,728         72,407

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                   (40,087)       (44,078)
  Purchase of long-term investments                            (3,676)        (1,823)
  Proceeds from sale of property, plant and equipment             924            170
  Cash proceeds from divestiture                                    0         16,276
  Other                                                           151           (403)
                                                             --------       --------
NET CASH USED IN INVESTING ACTIVITIES                         (42,688)       (29,858)

FINANCING ACTIVITIES:
  Cash dividends paid                                          (7,450)        (6,266)
  Line of credit                                               (6,370)       (19,600)
  Purchase of treasury stock                                  (11,028)        (4,866)
  Principal payments on long-term debt                         (2,000)        (1,667)
  Proceeds from issuance of treasury stock                      5,831          1,642
                                                             --------       --------
NET CASH USED IN FINANCING ACTIVITIES                         (21,017)       (30,757)
                                                             --------       --------

Increase in cash and equivalents                               13,023         11,792

Cash and equivalents at the beginning of the period             7,934          1,787
                                                             --------       --------
Cash and equivalents at the end of the period                $ 20,957       $ 13,579
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

                                                                      (in thousands)
                                                Three Months Ended                        Six Months Ended
                                                ------------------                        ----------------
                                          Oct. 25, 2002      Oct. 26, 2001         Oct. 25, 2002      Oct. 26, 2001
           -------------------------------------------------------------------------------------------------------
           Basic                              35,458             34,755                35,448             34,782
           Effect of dilutive
               stock options                     571                414                   696                373
                                              ------             ------                ------             ------
           Diluted                            36,029             35,169                36,144             35,155
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

                                                                           (in thousands)

                                                        Three Months Ended                  Six Months Ended
                                                        ------------------                  ----------------
                                                    Oct. 25, 2002   Oct. 26, 2001      Oct. 25, 2002   Oct. 26, 2001
      ---------------------------------------------------------------------------------------------------------------
      Sales
        Restaurant Operations                          $231,212        $221,594          $465,249        $443,061
        Food Products                                    54,531          57,889           105,207         111,358
                                                       --------        --------          --------        --------
                                                        285,743         279,483           570,456         554,419
        Intersegment sales of food products             (8,142)         (8,389)          (15,834)        (15,864)
                                                       --------        --------          --------        --------
          Total                                        $277,601        $271,094          $554,622        $538,555
                                                       ========        ========          ========        ========

      Operating Income
        Restaurant Operations                           $24,344         $21,280           $51,705         $44,914
        Food Products                                     7,014           6,547            11,909           6,872
                                                       --------        --------          --------        --------
          Total                                         $31,358         $27,827           $63,614         $51,786
                                                        =======         =======           =======         =======

4.       NET GAIN ON DISPOSAL OF ASSETS
                  In the second quarter of fiscal 2002, the company sold Hickory Specialties, Inc., which produced and distributed smoke flavorings, for $16.3 million in cash. The company realized a net gain on the transaction of $3.3 million (before and after taxes). Through the first six months in fiscal 2002, the company's results of operations included net sales of $5.0 million and operating income of approximately zero from the divested business.
                  In the second quarter of fiscal 2002, the company also realized a loss of $1.5 million ($1.0 million after tax) on the disposal of certain assets in the restaurant segment.

5.       NEW ACCOUNTING STANDARDS
                  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives.

                  The company applied the new rules on accounting for goodwill and other intangible assets in the beginning of fiscal 2003. Application of the nonamortization provisions of the statement had a de minimus impact on pre-tax income. During the first quarter of fiscal 2003, the company completed the required transition test for impairment of goodwill and concluded that no impairment existed at April 26, 2002.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


SALES
         Consolidated net sales increased $6.5 million, or 2.4%, in the second quarter of fiscal 2003 compared to the corresponding quarter last year. The increase was comprised of an increase in the restaurant segment sales of $9.6 million, offset by a decrease in the food products segment sales of $3.1 million. Restaurant segment sales accounted for approximately 83% of consolidated sales in the quarter. During the second quarter of fiscal 2002, the company sold Hickory Specialties, Inc. ("HSI"), which produced and distributed smoke flavorings. Excluding HSI, consolidated net sales increased $8.8 million, or 3.3%, for the second quarter of fiscal 2003. For the six-month period ended October 25, 2002, consolidated net sales increased $16.1 million, or 3.0%, compared to the previous year. Excluding HSI, for the six-month period ended October 25, 2002, consolidated net sales increased $21.0 million, or 3.9%.
         The restaurant segment sales increase of $9.6 million in the second quarter represented a 4.3% increase over the same quarter of last year. The increase was the result of more restaurants in operation (499 versus 473) which was partially offset by a 1.0% decrease in same-store sales. The same-store sales decrease included an average menu price increase of 2.6% in the second quarter.
         The chart below summarizes the restaurant openings and closings during the last six quarters:

                      Beginning      Opened     Closed     Ending
------------------- -------------- ----------- ---------- ----------
Fiscal 2003
   1st quarter           495           0           0         495
   2nd quarter           495           4           0         499


Fiscal 2002
   1st quarter           469           1           0         470
   2nd quarter           470           4           1         473
   3rd quarter           473           8           0         481
   4th quarter           481           14          0         495

         The company expects to open approximately 26 additional stores in fiscal 2003. One under-performing store was closed in fiscal 2002; no stores have been closed in fiscal 2003.

         The food products segment experienced a sales decline of $3.1 million, or 6.3 %, in the second quarter of fiscal 2003 and $6.1 million, or 6.4%, through six months of fiscal 2003 compared to the corresponding periods a year ago. Excluding HSI, the food products segment experienced a sales decline of $0.9 million, or 1.8%, in the second quarter of fiscal 2003 and $1.2 million, or 1.3%, through six months of fiscal 2003 compared to the corresponding periods a year ago. The sales decline was reflective of lower net prices the company charged for its sausage products and not a decrease in the volume of products sold. Conversely, the company experienced an 8.2% increase in the volume of sausage products sold in the second quarter of fiscal 2003 compared to the corresponding period a year ago (calculated using the same products in both periods and excluding new products). The company was able to lower the net prices it charged for sausage products in response to lower hog costs (discussed below) paid to produce sausage.

COST OF SALES
         Consolidated cost of sales (cost of materials) was 26.0% of sales in the company's second quarter and through six months of fiscal 2003 compared to 28.7% of sales in the corresponding periods a year ago. An improved cost of sales ratio was realized in both the restaurant and food products segments in fiscal 2003 when compared to the corresponding periods a year ago.
         In the restaurant segment, cost of sales (predominantly food cost) was 24.0% of sales in the second quarter and 24.1% of sales year-to-date, versus 25.0% and 24.9%, respectively, in the corresponding periods last year. The company attributes this improvement to menu price increases, favorable purchase prices on certain ingredients and changes in product mix.
         The food products segment cost of sales ratio decreased to 35.8% of sales in the second quarter and 36.0% of sales year-to-date, compared to 45.0% and 46.4%, respectively, in the corresponding periods last year. This decrease was the result of lower hog costs, which averaged $22.50 per hundredweight in this year's second quarter compared to $41.75 in the corresponding period last year - a 46.1% decrease.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES
         Consolidated operating wage and fringe benefit expenses ("operating wages") were 34.8% of sales in the second quarter and through six months of fiscal 2003 compared to 33.5% and 33.9%, respectively, for the corresponding periods last year. The operating wage ratio increased in both the restaurant and food products segments.

         The restaurant segment experienced an increase in operating wages as a percent of sales for both the quarter and six-month periods in fiscal 2003. Operating wages were 38.8% of sales in fiscal 2003's second quarter and 38.6% of sales year-to-date versus 38.2% and 38.3%, respectively, for the corresponding periods last year. The increase was attributable to higher management wages and an increase in employee health insurance expense.

         In the food products segment, operating wages were 15.0% of sales in the second quarter and through six months of fiscal 2003 compared to 12.8% and 13.2%, respectively, for the corresponding periods last year. Operating wage expense increased as a percentage of sales in the food products segment primarily due to the increase in volume of sausage products produced combined with the lower net sales (due to the increase in promotions).

OTHER OPERATING EXPENSES
          Over 93% of other operating expenses ("operating expenses") occurred in the restaurant segment in the second quarter of both fiscal 2003 and fiscal 2002. The most significant components of operating expenses were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than income taxes) and credit card processing fees. Consolidated operating expenses were 15.0% of sales in the second quarter and 14.9% year-to-date in fiscal 2003 versus 14.9% and 14.8%, respectively, for the corresponding periods last year. The increase was due mostly to higher taxes (other than income taxes), credit card processing fees, and repair and maintenance costs in fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
         As a percentage of sales, consolidated selling, general and administrative expenses ("S, G & A expenses") were 9.0 % in both the second quarter and year-to-date for fiscal 2003 in comparison to 9.4% for both the quarter and year-to-date corresponding periods a year ago. The most significant components of S, G & A expenses were wages, fringe benefits and food products segment advertising expenses. The decrease as a percentage of sales in the second quarter was due to less food products segment advertising expenses, the improved leverage of S, G & A expenses, and the divestiture of HSI which had higher S,G & A expenses, comparatively, than the rest of the company. Excluding HSI, fiscal 2002 S,G & A expenses were 9.2% and 9.1% of sales for the second quarter and year-to-date, respectively.

TAXES
         Excluding the impact of the sale of HSI, the effective federal and state income tax rates were 35.0% in fiscal 2003 versus 34.0% in fiscal 2002. The company anticipates the effective tax rate for fiscal 2003 to remain at approximately 35.0%.

LIQUIDITY AND CAPITAL RESOURCES
         Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs, capital expansion and repurchases of company stock at various times. Bank lines of credit available total $90 million, of which $21.4 million was outstanding at October 25, 2002.
         The company believes that the funds needed for capital expenditures, working capital and company stock repurchases during the remainder of fiscal 2003 will be generated both internally and from available bank lines of credit. Financing alternatives will continue to be evaluated by the company as warranted.

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

                         ITEM 4. CONROLS AND PROCEDURES

         Within the 90 day period prior to the filing date of this report the company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15, as amended. Based on that evaluation, the company's management, including its principal executive officer and principal financial officer, concluded that such disclosure controls and procedures are effective to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.
         No significant changes were made in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         There are no pending legal proceedings involving the company other than routine litigation incidental to its business. In the opinion of the company's management, these proceedings should not, individually or in the aggregate, have a material adverse effect on the company's results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.  Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Annual Meeting of Stockholders of the company (the "Annual Meeting") was held on September 9, 2002. At the Annual Meeting, 35,697,189 common shares were outstanding and entitled to vote; and 29,930,010, or 83.8%, of the outstanding common shares entitled to vote were represented in person or by proxy.

         (b) Directors elected at the Annual Meeting:

             Daniel A. Fronk
             Cheryl L. Krueger-Horn
             G. Robert Lucas

             Directors whose term of office continued after the Annual
             Meeting:

             Daniel E. Evans                Stewart K. Owens
             Michael J. Gasser              Larry C. Corbin
             E.W. (Bill) Ingram III         Robert E.H. Rabold

         (c) Matters voted upon at the Annual Meeting:

                                                           FOR        WITHHELD
             1) Election of Daniel A. Fronk             28,491,961    1,438,049
             2) Election of Cheryl L. Krueger-Horn      28,616,625    1,313,385
             3) Election of G. Robert Lucas             28,391,220    1,538,790

                                                                 FOR        AGAINST     ABSTAIN
             4) Company proposal to approve
                 and adopt the Bob Evans Farms, Inc.
                 2002 incentive growth plan                   26,704,696    2,982,915    242,393

             5) Stockholder proposal to eliminate
                  stock options, bonuses and restricted
                  stock for top executives                     2,757,922   23,177,137    477,064


         (d) Not applicable

ITEM 5.  OTHER INFORMATION.  Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits (filed herewith):

                  Exhibit No.       Description
                  -----------       ---------------------------------------


                  99(a) Certification Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                   99(b) Certification Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)



         (b)      Reports on Form 8-K:

                  No Current Reports on Form 8-K were filed during the fiscal quarter ended October 25, 2002.

                        BOB EVANS FARMS, INC. SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BOB EVANS FARMS, INC.
                                   -------------------------------------------
                                                 Registrant

                                          /s/ Stewart K. Owens
                                   -------------------------------------------
                                              Stewart K. Owens
                                    Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

                                         /s/ Donald J. Radkoski
                                   -------------------------------------------
                                             Donald J. Radkoski
                                           Chief Financial Officer
                                        (Principal Financial Officer)

       December 6, 2002
------------------------------------
              Date


                               BOB EVANS FARMS, INC.  CERTIFICATIONS

I, Stewart K. Owens, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Bob Evans Farms, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         December 6, 2002                    /s/ Stewart K. Owens
                                   --------------------------------------------
                                                 Stewart K. Owens
                                    Chairman and Chief Executive Officer



I, Donald J. Radkoski, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Bob Evans Farms, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         December 6, 2002                    /s/ Donald J. Radkoski
                                             ----------------------------
                                                  Donald J. Radkoski
                                               Chief Financial Officer