Form 10-Q
period 2003-01-24
EVANS BOB FARMS INC
filed 2003-03-07
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               January 24, 2003
                              -----------------------------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              ------------------------------------------------

Commission file number                              0-1667
                          ----------------------------------------------------

                                            Bob Evans Farms, Inc.
                          ----------------------------------------------------
                         (Exact name of registrant as specified in its charter)

                  Delaware                               31-4421866
----------------------------------------------       --------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
              or organization)                       Identification No.)

                   3776 South High Street Columbus, Ohio 43207
-----------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (614) 491-2225
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-----------------------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
     -----         -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X       No
     -----         -----

          As of the close of the period covered by this report, the registrant had issued 42,638,118 common shares, of which 35,046,448 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         (Dollars in thousands)
                                                                  Jan. 24, 2003         April 26, 2002
                                                                  -------------         --------------
                                                                      Unaudited                Audited
                                                                  -------------         --------------

ASSETS
Current assets
         Cash and equivalents                                      $     4,137           $     7,934
         Accounts receivable                                            12,936                11,629
         Inventories                                                    15,086                15,252
         Deferred income taxes                                           8,871                 8,871
         Prepaid expenses                                                2,859                 1,016
                                                                   -----------           -----------
                  TOTAL CURRENT ASSETS                                  43,889                44,702

Property, plant and equipment                                        1,021,697               971,843
         Less accumulated depreciation                                 336,482               323,664
                                                                   -----------           -----------
                  NET PROPERTY, PLANT AND EQUIPMENT                    685,215               648,179

Other assets
         Deposits and other                                              2,871                 3,037
         Long-term investments                                          14,834                12,196
         Deferred income taxes                                          12,292                12,292
         Goodwill                                                        1,567                 1,567
                                                                   -----------           -----------
                  TOTAL OTHER ASSETS                                    31,564                29,092
                                                                   -----------           -----------
                                                                   $   760,668           $   721,973
                                                                   ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Line of credit                                            $     6,150           $    27,750
         Current maturities of long-term debt                            4,000                 4,000
         Accounts payable                                                9,216                10,741
         Dividends payable                                               3,855                 3,529
         Federal and state income taxes                                 27,415                 9,329
         Accrued wages and related liabilities                          18,413                19,804
         Other accrued expenses                                         65,483                55,343
                                                                   -----------           -----------
                  TOTAL CURRENT LIABILITIES                            134,532               130,496

Long-term liabilities
         Deferred compensation                                           8,652                 6,182
         Deferred income taxes                                          31,597                31,597
         Long-term debt                                                 29,333                32,333
                                                                   -----------           -----------
                  TOTAL LONG-TERM LIABILITIES                           69,582                70,112

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000
            shares; issued 42,638,118 shares at Jan. 24, 2003,
            and April 26, 2002                                             426                   426
         Preferred stock, authorized 1,200 shares; issued 120
            shares at Jan. 24, 2003, and April 26, 2002                     60                    60
         Capital in excess of par value                                147,146               151,264
         Retained earnings                                             544,301               498,522
         Treasury stock, 7,591,670 shares at Jan. 24, 2003,
            and 7,343,596 shares at April 26, 2002, at cost           (135,379)             (128,907)
                                                                   -----------           -----------
                  TOTAL STOCKHOLDERS' EQUITY                           556,554               521,365
                                                                   -----------           -----------
                                                                   $   760,668           $   721,973
                                                                   ===========           ===========

    The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                                    ---------

                                                                        (Dollars in thousands, except per share amounts)

                                                                 Three Months Ended                     Nine Months Ended
                                                                 ------------------                     -----------------
                                                           Jan. 24, 2003     Jan. 25, 2002      Jan. 24, 2003      Jan. 25, 2002
                                                           -------------     -------------      -------------      -------------


NET SALES                                                   $ 271,252          $ 262,767          $ 825,874          $ 801,322

    Cost of sales                                              74,199             73,930            218,369            228,508
    Operating wage and fringe benefit expenses                 93,930             89,758            286,864            272,213
    Other operating expenses                                   40,504             37,864            122,877            117,744
    Selling, general and administrative expenses               25,364             25,808             75,480             76,536
    Depreciation and amortization expense                      11,175             10,342             32,590             31,312
    Net (gain) on disposal of assets                                0                  0                  0             (1,842)
                                                            ---------          ---------          ---------          ---------
OPERATING INCOME                                               26,080             25,065             89,694             76,851

    Net interest expense                                          342                435              1,337              2,605
                                                            ---------          ---------          ---------          ---------

INCOME BEFORE INCOME TAXES                                     25,738             24,630             88,357             74,246

PROVISIONS FOR INCOME TAXES                                     9,005              8,374             30,922             24,110
                                                            ---------          ---------          ---------          ---------

NET INCOME                                                  $  16,733          $  16,256          $  57,435          $  50,136
                                                            =========          =========          =========          =========


EARNINGS PER SHARE - BASIC                                  $    0.48          $    0.47          $    1.62          $    1.44
                                                            =========          =========          =========          =========

EARNINGS PER SHARE - DILUTED                                $    0.47          $    0.46          $    1.60          $    1.42
                                                            =========          =========          =========          =========

CASH DIVIDENDS PER SHARE                                    $    0.11          $    0.10          $    0.33          $    0.29
                                                            =========          =========          =========          =========


     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                    ---------

                                                                             (Dollars in thousands)

                                                                                Nine Months Ended
                                                                                -----------------

                                                                         Jan. 24, 2003      Jan. 25, 2002
                                                                         -------------      -------------
OPERATING ACTIVITIES:
  Net income                                                               $  57,435           $  50,136

  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                          32,590              31,312
       Loss (gain) on sale of assets                                             142              (1,804)
       Loss on long-term investments                                           1,086                 905
       Deferred compensation                                                   2,304                 714
       Compensation expense attributable to stock plans                        1,170               1,167
       Cash provided by (used for) current assets
           and current liabilities:
          Accounts receivable                                                 (1,307)             (2,114)
          Inventories                                                            166                (159)
          Prepaid expenses                                                    (1,843)                800
          Accounts payable                                                    (1,525)               (502)
          Federal and state income taxes                                      18,086               7,861
          Accrued wages and related liabilities                               (1,391)              2,000
          Other accrued expenses                                               9,136              10,339
                                                                           ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    116,049             100,655

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                  (70,401)            (68,270)
  Purchase of long-term investments                                           (4,049)             (1,904)
  Proceeds from sale of property, plant and equipment                            958                 517
  Cash proceeds from divestiture                                                   0              16,276
  Other                                                                          166                (215)
                                                                           ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                        (73,326)            (53,596)

FINANCING ACTIVITIES:
  Cash dividends paid                                                        (11,331)             (9,735)
  Line of credit                                                             (21,600)            (29,585)
  Purchase of treasury stock                                                 (16,672)             (5,080)
  Principal payments on long-term debt                                        (3,000)             (2,667)
  Proceeds from issuance of treasury stock                                     6,083               7,125
                                                                           ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                                        (46,520)            (39,942)
                                                                           ---------           ---------

Increase (decrease) in cash and equivalents                                   (3,797)              7,117

Cash and equivalents at the beginning of the period                            7,934               1,787
                                                                           ---------           ---------

Cash and equivalents at the end of the period                              $   4,137           $   8,904
                                                                           =========           =========





    The accompanying notes are an integral part of the financial statements.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED
                                    ---------


1.       Unaudited Financial Statements
         ------------------------------
                  The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the company's financial position and results of operations have been included. The financial statements are not necessarily indicative of the results of operations for a full fiscal year. No significant changes have occurred in the disclosures made in Form 10-K for the fiscal year ended April 26, 2002 (refer to Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

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

                                                                  (in thousands)
                                            Three Months Ended                        Nine Months Ended
                                            ------------------                        -----------------
                                       Jan. 24, 2003      Jan. 25, 2002         Jan. 24, 2003      Jan. 25, 2002
           -----------------------------------------------------------------------------------------------------
           Basic                              35,199             34,788                35,365             34,784
           Effect of dilutive
               stock options                     525                758                   642                502
                                              ------             ------                ------             ------
           Diluted                            35,724             35,546                36,007             35,286
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

                                                                           (in thousands)
                                                        Three Months Ended                  Nine Months Ended
                                                        ------------------                  -----------------
                                                    Jan. 24, 2003   Jan. 25, 2002      Jan. 24, 2003   Jan. 25, 2002
      ---------------------------------------------------------------------------------------------------------------
      Sales
        Restaurant Operations                          $218,016        $210,792          $683,265        $653,853
        Food Products                                    60,967          59,558           166,174         170,916
                                                       --------        --------          --------        --------
                                                        278,983         270,350           849,439         824,769
        Intersegment sales of food products             (7,731)         (7,583)          (23,565)        (23,447)
                                                       --------        --------          --------        --------
          Total                                        $271,252        $262,767          $825,874        $801,322
                                                       ========        ========          ========        ========

      Operating Income
        Restaurant Operations                          $ 20,034        $ 17,803          $ 71,739        $ 62,717
        Food Products                                     6,046           7,262            17,955          14,134
                                                       --------        --------          --------        --------
          Total                                        $ 26,080        $ 25,065          $ 89,694        $ 76,851
                                                       ========        ========          ========        ========

4.       Net gain on disposal of assets
         ------------------------------
                  In the second quarter of fiscal 2002, the company sold Hickory Specialties, Inc., which produced and distributed smoke flavorings, for $16.3 million in cash. The company realized a net gain on the transaction of $3.3 million (before and after taxes). Through the first six months in fiscal 2002, the company's results of operations included net sales of $5.0 million and operating income of approximately zero from the divested business.
                  In the second quarter of fiscal 2002, the company also realized a loss of $1.5 million ($1.0 million after tax) on the disposal of certain assets in the restaurant segment.

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

                  The company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the statement had a de minimus impact on pre-tax income. During the first quarter of fiscal 2003, the company completed the required transition test for impairment of goodwill and concluded that no impairment existed at April 26, 2002.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES
         Consolidated net sales increased 3.2% to $271.3 million in the third quarter of fiscal 2003 compared to the corresponding quarter last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $7.2 million and $1.3 million, respectively. Restaurant sales accounted for approximately 80% of consolidated sales in the quarter. For the nine-month period ended January 24, 2003, consolidated net sales increased $24.6 million, or 3.1%, compared to the previous year. During the second quarter of fiscal 2002, the company sold Hickory Specialties, Inc. ("HSI"), which produced and distributed smoke flavorings. Excluding HSI, consolidated net sales increased $29.5 million, or 3.7%, for the nine-month period ended January 24, 2003.
         The restaurant sales increase of $7.2 million in the third quarter represented a 3.4% increase over the same quarter last year. The increase was the result of more restaurants in operation (507 versus 481), which was partially offset by a 1.7% decrease in same-store sales. The same-store sales decrease included an average menu price increase of 3.1% in the third quarter.
         The chart below summarizes the restaurant openings and closings during the last seven quarters:

                      Beginning      Opened     Closed     Ending
-----------------------------------------------------------------
Fiscal 2003
   1st quarter           495           0           0         495
   2nd quarter           495           4           0         499
   3rd quarter           499           8           0         507

Fiscal 2002
   1st quarter           469           1           0         470
   2nd quarter           470           4           1         473
   3rd quarter           473           8           0         481
   4th quarter           481          14           0         495

         The company expects to open approximately 17 additional restaurants in fiscal 2003. One under-performing restaurant was closed in fiscal 2002; no restaurants have been closed in fiscal 2003.
         The food products segment experienced a sales increase of $1.3 million, or 2.4%, in the third quarter of fiscal 2003 and a sales decrease of $4.9 million, or 3.3%, through nine months compared to the corresponding periods a year ago. Excluding HSI, the food products segment experienced a sales increase of $0.1 million, or 0.1%, through nine months of fiscal 2003 compared to the corresponding period a year ago. The sales increases were reflective of an increase in the volume of products sold partially offset by lower net prices charged by the company for its sausage products. The company experienced a 4.6% increase in the volume of sausage products sold in the third quarter of fiscal 2003 and a 5.4% increase through nine months compared to the corresponding periods a year ago (calculated using the same products in both periods and excluding new products). The company was able to lower the net prices charged for sausage products in response to lower hog costs (discussed below).

COST OF SALES
         Consolidated cost of sales (cost of materials) was 27.4% of sales in the company's third quarter and 26.4% of sales through nine months of fiscal 2003 compared to 28.1% and 28.5%, respectively, in the corresponding periods a year ago.
         In the restaurant segment, cost of sales (predominantly food cost) was 23.8% of sales in the third quarter and 24.0% of sales year-to-date, versus 24.9% in both corresponding periods last year. The company attributes this improvement to menu price increases as well as favorable purchase prices on certain ingredients and changes in product mix.
         The food products segment cost of sales ratio was 41.9% of sales in the third quarter and 38.2% of sales year-to-date, compared to 41.1% and 44.6%, respectively, in the corresponding periods last year. Hog costs averaged $27.25 per hundredweight for the third quarter of fiscal 2003 compared to $32.48 per hundredweight in the corresponding period last year. Although hog costs were lower in the third quarter, the effect of lower net sales prices for the company's food products outweighed the favorable hog costs, resulting in a slight increase in the cost of sales ratio. The company attributes the year-to-date decrease of cost of sales to lower hog costs, which averaged $25.35 per hundredweight this year compared to $39.83 in the corresponding period last year - a 36.4% decrease.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES
         Consolidated operating wage and fringe benefit expenses ("operating wages") were 34.6% of sales in the third quarter of fiscal 2003 and 34.7% year-to-date compared to 34.2% and 34.0%, respectively, for the corresponding periods last year. The operating wage ratio increased in both the restaurant and food products segments.
         The restaurant segment experienced an increase in operating wages as a percent of sales for both the quarter and nine-month periods in fiscal 2003. Operating wages were 39.8% of sales in the third quarter of fiscal 2003 and 39.0% of sales year-to-date versus 39.5% and 38.7%, respectively, for the corresponding periods last year. The increase was attributable to higher management wages and health insurance expenses.
         In the food products segment, operating wages were 13.3% of sales in the third quarter of fiscal 2003 and 14.4% of sales year-to-date compared to 12.6% and 13.0%, respectively, for the corresponding periods last year. Operating wage expense increased as a percentage of sales in the food products segment primarily due to higher hourly wage related to the increase in volume of sausage products produced as well as higher health insurance expense.

OTHER OPERATING EXPENSES
          Over 93% of other operating expenses ("operating expenses") occurred in the restaurant segment in the third quarter of both fiscal 2003 and fiscal 2002. The most significant components of operating expenses were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than income taxes) and credit card processing fees. Consolidated operating expenses were 14.9% of sales for both the third quarter and year-to-date in fiscal 2003 versus 14.4% and 14.7%, respectively, for the corresponding periods last year. The increase was due mostly to higher taxes (other than income taxes), credit card processing fees and repair and maintenance costs in fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
         As a percentage of sales, consolidated selling, general and administrative expenses ("S, G & A expenses") were 9.4% in the third quarter and 9.1% year-to-date for fiscal 2003 in comparison to 9.8% and

9.6%, respectively, for the corresponding periods last year. The most significant components of S, G, & A expenses were wages, fringe benefits and food products segment advertising expenses. The decrease as a percentage of sales in the third quarter was due to less food products segment advertising expenses and the improved leverage of S, G & A expenses. Excluding HSI, fiscal 2002 S, G & A expenses were 9.4% of sales year-to-date. HSI had higher S, G & A expenses, comparatively, than the rest of the company.

TAXES
         Excluding the impact of the sale of HSI, the effective federal and state income tax rates were 35.0% in fiscal 2003 versus 34.0% in fiscal 2002. The company anticipates the effective tax rate for fiscal 2003 to remain at approximately 35.0%.

LIQUIDITY AND CAPITAL RESOURCES
         Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit were also used for liquidity needs, capital expansion and repurchases of company stock at various times. Bank lines of credit available total $70 million, of which $6.2 million was outstanding at January 24, 2003.
         The company believes that the funds needed for capital expenditures, working capital and company stock repurchases during the remainder of fiscal 2003 will be generated both internally and from available bank lines of credit. Financing alternatives will continue to be evaluated by the company as warranted.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
         The company's significant and critical accounting policies and estimates can be found in the Notes to Consolidated Financial Statements contained in the company's Annual Report on Form 10-K for the fiscal year ended April 26, 2002 (Note A).

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the company's actual results for fiscal 2003 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, changes in hog costs, the possibility of severe weather conditions where the company operates its restaurants, the availability and cost of acceptable new restaurant sites, shortages of restaurant labor, acceptance of the company's restaurant concepts into new geographic areas as well as other risks previously disclosed in the company's securities filings and press releases.

                         ITEM 4. CONROLS AND PROCEDURES

         Within the 90 day period prior to the filing date of this report, the company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures, as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the company's management, including its principal executive officer and principal financial officer, concluded that such disclosure controls and procedures are effective to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.
         No significant changes were made in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.  Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not Applicable

ITEM 5.  OTHER INFORMATION.  Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits (filed herewith):

               Exhibit No.        Description
               ------------       -----------------------------------
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

             No Current Reports on Form 8-K were filed during the fiscal quarter ended January 24, 2003.

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

                                               Bob Evans Farms, Inc.
                                   -------------------------------------------
                                                    Registrant


                                   By:        /s/ Stewart K. Owens
                                   -------------------------------------------
                                                 Stewart K. Owens
                                      Chairman and Chief Executive Officer
                                         (Principal Executive Officer)


                                   By:        /s/ Donald J. Radkoski
                                   -------------------------------------------
                                                Donald J. Radkoski
                                             Chief Financial Officer
                                          (Principal Financial Officer)

          March 7, 2003
---------------------------------
             Date


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



March 7, 2003                             /s/ Stewart K. Owens
                                          ------------------------------------
                                                   Stewart K. Owens
                                          Chairman and Chief Executive Officer




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



March 7, 2003                                   /s/ Donald J. Radkoski
                                                -----------------------
                                                  Donald J. Radkoski
                                                Chief Financial Officer