Form 10-K
period 2003-04-25
EVANS BOB FARMS INC
filed 2003-07-22
CIK 33769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended April 25, 2003

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from________________ to _________________

                          Commission File Number 0-1667

                              Bob Evans Farms, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    31-4421866
------------------------------------------        -----------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

  3776 South High Street, Columbus, Ohio                      43207
------------------------------------------        -----------------------------
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

                      The Exhibit Index begins at page 30.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (X) No ( )

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $881,360,404 as of Oct. 25, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 34,658,307 shares of the registrant's common stock, $.01 par value per share, were outstanding at July 18, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the registrant's annual report to stockholders for the fiscal year ended April 25, 2003, are incorporated by reference into Part II of this Annual Report on Form 10-K.

         2. Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on Sept. 8, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

Bob Evans Farms, Inc. was incorporated on Nov. 4, 1985, under the laws of the State of Delaware. It is the successor by merger to Bob Evans Farms, Inc., an Ohio corporation incorporated in 1957.

Bob Evans Farms, Inc. and its direct and indirect subsidiaries are collectively referred to as the "company."

The company maintains an Internet Web site at www.bobevans.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the company's Web site into this Annual Report on Form 10-K). The company makes available free of charge on or through its Web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after the company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the "SEC").

The company's business is divided into two principal industry segments: the ownership and operation of a chain of full-service, family restaurants located in 22 states and the manufacture, distribution and sale of fresh and fully cooked pork products and other complementary food products in 30 states.

RESTAURANT SEGMENT OPERATIONS

General

The company operates a total of 523 full-service, family restaurants under the Bob Evans Restaurant, Bob Evans Restaurant & General Store and Owens Restaurant names. The company experienced a same-store sales decrease of 1.4 percent in fiscal 2003 as compared to a 3.2 percent increase during fiscal 2002 in its restaurant segment.

All of the company's family restaurants feature a wide variety of homestyle menu offerings designed to appeal to its diverse customer base, primarily families. Breakfast entrees, including traditional items and unique specialty offerings, are served all day. The restaurants are typically open from 6 a.m. until 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday for most locations. Average guest checks for breakfast, lunch and dinner are $6.12, $6.85 and $7.34, respectively, for an average of $6.75 for all day parts. Approximately 65 percent of total revenues from restaurant operations are generated from 6 a.m. to 4 p.m., with the balance generated from 4 p.m. to closing. Sales on Saturday and Sunday account for approximately 39 percent of a typical week's revenues.

The company's restaurants are supplied with food and other inventory items (other than sausage products and related meat items) by five independent food and non-food distributors twice a week. Sausage products and other Bob Evans meat items are supplied by the company to each restaurant by the company's driver-salesmen, with the exception of the restaurants located in Florida, Kansas, Massachusetts, Mississippi, New York, North Carolina, South Carolina and Tennessee and parts of Kentucky, Michigan, Missouri, Pennsylvania, Virginia and West Virginia, which are supplied by the aforementioned food distributors.

The following table sets forth the number, type and location of restaurants operated by the company as of the end of the 2003 fiscal year.

                   RESTAURANTS IN OPERATION AT APRIL 25, 2003

--------------------------------------------------------------------------
                                        General                  Total
                         Traditional    Stores      Owens      Restaurants
--------------------------------------------------------------------------
Delaware                      5                                     5
--------------------------------------------------------------------------
Florida                      34                                    34
--------------------------------------------------------------------------
Illinois                     18                                    18
--------------------------------------------------------------------------
Indiana                      58                                    58
--------------------------------------------------------------------------
Iowa                          1                                     1
--------------------------------------------------------------------------
Kansas                        3                                     3
--------------------------------------------------------------------------
Kentucky                     19                                    19
--------------------------------------------------------------------------
Maryland                     22                                    22
--------------------------------------------------------------------------
Massachusetts                 1                                     1
--------------------------------------------------------------------------
Michigan                     49                                    49
--------------------------------------------------------------------------
Mississippi                   1                                     1
--------------------------------------------------------------------------
Missouri                     16            1                       17
--------------------------------------------------------------------------
New Jersey                    3                                     3
--------------------------------------------------------------------------
New York                     13                                    13
--------------------------------------------------------------------------
North Carolina               16                                    16
--------------------------------------------------------------------------
Ohio                        175            2                      177
--------------------------------------------------------------------------
Pennsylvania                 30            1                       31
--------------------------------------------------------------------------
South Carolina                4            1                        5
--------------------------------------------------------------------------
Tennessee                     3            1                        4
--------------------------------------------------------------------------
Texas                                                 9             9
--------------------------------------------------------------------------
Virginia                     13                                    13
--------------------------------------------------------------------------
West Virginia                23            1                       24
--------------------------------------------------------------------------
TOTAL                       507            7          9           523
--------------------------------------------------------------------------

During fiscal 2003, the company opened 29 new restaurants. The majority of these new restaurants are located in the company's core markets, primarily in the Midwest and East Coast.

From time to time, restaurants are evaluated and closed due to a changing market, poor performance or a change in access or building safety. During fiscal 2003, one traditional Bob Evans Restaurant was closed in Columbus, Ohio, due to the combination of a lease expiration and changing market conditions.

The company has typically opened restaurants in areas where a strong consumer awareness and acceptance of its sausage products have been established over the years. It has deviated from this practice only in Florida, Massachusetts, Mississippi, North Carolina and South Carolina, where the company's driver-salesmen do not distribute Bob Evans Sausage for retail sale.

Also, during fiscal 2003, the company rebuilt eight restaurants and remodeled 62 restaurants to various degrees.

Seasonality

Certain restaurants located near major interstate highways generally experience increased revenues during the summer travel season.

Restaurant Expansion

During fiscal 2004, the company plans to build and open approximately 35 new restaurants, most of which will be constructed in the company's established markets. Future restaurant growth will depend on the availability of sites at prices that are projected to meet or exceed the company's desired returns, as well as growth trends in consumer demand for mid-scale, family restaurants. During fiscal 2004, the company plans to rebuild 10 restaurants and remodel 43 restaurants to various degrees, including major remodels and expansions to minor equipment and decor updates. The restaurant remodel/rebuild plan, which requires significant capital expenditures, demonstrates the company's commitment to customer service and satisfaction. Restaurant capital expenditures for fiscal 2004 are estimated to be approximately $108 million compared to $97.1 million in fiscal 2003.

Carryout Business

During fiscal 2003, carryout business in the company's restaurants accounted for approximately 5.8 percent of the total revenues generated by the restaurant segment. To increase carryout business and customer satisfaction, the company continues to include Carry Home Kitchen, an enhanced carryout area, in all new locations. Through dedicated staffing and facilities, Carry Home Kitchens not only better serve carryout customers, but also increase eat-in dessert sales as a result of the awareness generated by the added dessert case. The company's restaurants do not have a drive-through service for carryout business. The company plans to expand carryout business during fiscal 2004 by enhancing marketing programs to increase consumer awareness and by launching a family-size meal program in the fall of 2003.

Retail Sales of Goods

The company offers retail gifts, food items and other novelties for sale on a limited basis in its traditional restaurants' Corner Cupboard area and on a much larger scale in its seven Bob Evans Restaurants & General Stores. The company introduced retail Corner Cupboards in new restaurants, rebuilds and 27 existing units during fiscal 2003. Given the success of this program, the company plans to include Corner Cupboard retail areas during fiscal 2004 in all new and rebuilt restaurants, as well as two existing restaurants, which will bring the total to approximately 325 restaurants at year-end.

Competition

The company's restaurant segment is engaged in an intensely competitive business. The company's restaurants compete for favorable expansion sites and customers with both local and national family, casual and fast-food restaurant chains, as well as with individual restaurant operators. The line continues to blur between family and casual restaurants. In the strictest sense, Bob Evans Restaurants continue to operate in the family-dining segment. However, with attractive portions and lower price points, Bob Evans Restaurants are increasingly challenging the company's casual dining competitors in terms of food quality and value perceptions, and in fact, the company now classifies its concept as "family casual." Competition in the restaurant industry lies in price/value, menu variety, relevance and brand image. The company's restaurant segment sales are not a significant factor in the overall restaurant business in the company's market areas.

Labor and Fringe Benefit Expense

Labor and fringe benefit expense in the restaurant segment accounted for 39.2 percent of sales in fiscal 2003 as compared to 38.8 percent in fiscal 2002. The increase in fiscal 2003 was primarily due to higher management wages. The company benefited from reduced pressures in the labor market due to the economy's softness, and the company expects a similar labor market during fiscal 2004. During fiscal 2002, labor expense declined from highs a few years ago as a result of management initiatives including reduced overtime, better scheduling and redirected benefit dollars.

Sources and Availability of Raw Materials

Menu mix in the restaurant segment is varied enough that raw materials historically have been readily available. However, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. Cost of sales accounted for approximately 23.9 percent of restaurant segment sales during fiscal 2003, in comparison with 24.8 percent during fiscal 2002. Restaurant segment food costs were impacted by menu price increases, raw material prices and sales mix. The company anticipates that food costs may increase in fiscal 2004 over fiscal 2003 levels.

Marketing

The company spent approximately $33.5 million marketing the restaurant segment during its 2003 fiscal year. Approximately 65 percent of the marketing dollars were spent on television, radio, print and outdoor advertising to build and maintain brand awareness. The remaining 35 percent of dollars were spent primarily on in-store merchandising/menus, kids' marketing programs and local-store marketing. The company typically limits the use of coupons to certain outlying markets to encourage trial with new or infrequent customers. The company expects marketing expense as a percent of sales for fiscal 2004 to be consistent with fiscal 2003 levels.

Research and Development

The company is continuously testing new food items in its search for new and improved menu offerings to appeal to its customer base and to satisfy changing eating trends. Product development has been concentrated on unique homestyle options, as well as quality enhancements to some of the company's best-selling items to keep the menu fresh and relevant. The company's Breakfast Savors and Lunch Savors programs, which are designed to drive weekday sales, continue to be updated with new items to maintain their success. In the fall of 2003, the company plans to introduce Dinner Sensations, a line of premium dinner entrees featuring steak, salmon, pork chops and chicken. During fiscal 2003, a new children's program was successfully introduced, which included new menu items, as well as new entertaining educational activities provided by Weekly Reader and later Scholastic, leading publishers of classroom periodicals for elementary and secondary schools. Since the introduction of the new children's program, sales of kids meals have increased 25 percent. Research and development expenses, to date, have not been material.

Trademarks, Service Marks and Licenses

The company maintains various trademarks and service marks in connection with its family restaurant operations, such as Bob Evans Carry Home Kitchen, Breakfast Savors and Lunch Savors. These trademarks and service marks are renewed periodically and the company believes that they adequately protect the various products and services to which they relate. The operations of the restaurant segment of the company are not dependent upon any patents, franchises or concessions.

FOOD PRODUCTS SEGMENT OPERATIONS

Principal Products and Procurement Methods

The company's traditional business in its food products segment is the production, distribution and sale of approximately 40 varieties of fresh, smoked and fully cooked pork sausage and ham products under the brand names of Bob Evans, Owens Country Sausage and Country Creek Farm. In addition to the company's well-known meat offerings, the company also sells a number of other complementary food items in the frozen and refrigerated areas of grocery stores. During fiscal 2003, the company expanded its Bob Evans food products offerings by introducing Wildfire Pulled Pork; Wildfire Beef Brisket; Sour Cream & Chives Mashed Potatoes; Express Sausage Links; Ham and Potatoes Brunch Bowl; as well as Owens Bacon, Egg & Cheese Taco

Border Breakfasts and Large Cheeseburger Snackwiches. Several items in the Bob Evans and Owens product lines, including Snackwiches, are microwaveable convenience items for meals and snacks. New offerings are being well-received as potato items now account for nearly 10 percent of the company's food products volume and sales of Express fully cooked sausage links are sharply higher than the original Brown 'n' Serve product that they replaced.

The company continues to devote time and effort on both new product development and sales of its pork sausage and ham products to institutional and foodservice purchasers. Specialty items for the company's institutional and foodservice customers are made to their specifications and include sausage links and patties, sausage gravy and biscuit sandwiches. Although foodservice sales do not generate margins as high as sales of branded items, they provide the company with incremental volume in its production plants. During fiscal 2003, foodservice sales accounted for approximately 5 percent of the company's food products gross sales compared to 6 percent in fiscal 2002. Foodservice sales are expected to remain relatively constant in fiscal 2004.

Previously, the company produced and sold liquid-smoke flavorings through its Hickory Specialties, Inc. subsidiary. In October 2001, the company sold Hickory Specialties to sharpen the focus on the company's core strengths in the food and restaurant businesses.

The following table depicts the percentage of the company's food products segment revenues generated through sales of its Bob Evans, Owens Country Sausage and Hickory Specialties products during the last three fiscal years.

                  Percentage of Food Products Segment Revenues

                                           FISCAL YEAR ENDED
                           ------------------------------------------------
                           APRIL 25, 2003   APRIL 26, 2002   APRIL 27, 2001
                           --------------   --------------   --------------
Sales of Bob Evans              78%              76%               71%
  Products

Sales of Owens                  22%              21%               24%
  Country Sausage
  Products

Sales of Hickory                 0%               3%                5%
  Specialties Products*

*On Oct. 5, 2001, the company sold Hickory Specialties, Inc. to an unrelated third party.

The company's retail pork sausage products are produced in the company's six processing plants located in Galva, Ill.; Hillsdale, Mich.; Bidwell, Springfield and Xenia, Ohio; and Richardson, Texas. The Bidwell, Springfield, Hillsdale and Richardson plants also manufacture the products sold to foodservice distributors. In the fall of 2002, the company opened its first distribution center near Springfield, Ohio. The distribution center serves as a hub for the company's direct store distribution system.

Snackwiches for both Bob Evans and Owens will be assembled at the new Owens Country Sausage plant in Sulphur Springs, Texas, beginning in early 2004. Purchased in June 2003, the 52,777 square-foot facility will allow the company to increase production while expanding the variety of the convenience retail products offered.

The company procures live hogs at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Carolina, Ohio, Oklahoma, Pennsylvania, South Dakota, West Virginia, Wisconsin, Texas and Canada. Live hogs procured in these markets are purchased by an employee of the company. Live hogs are then transported overnight directly from the various markets and farms from which they were purchased to five of the company's processing plants where they are slaughtered and processed into various pork sausage products. These products, in turn, are shipped daily from the processing plants for distribution to the company's customers. The company generally has not experienced difficulty in procuring live hogs for its pork sausage products. The company has not traditionally contracted in advance for the purchase of live hogs, although it is currently negotiating contract pricing and may do so with limited quantities in fiscal 2004.

Distribution Methods

Products distributed under the Bob Evans brand name are distributed to retail customers in two ways:

(1) Primarily, the direct store delivery system is used for the retail distribution of the sausage and other refrigerated products bearing the Bob Evans brand name. Ninety driver-salesmen, driving company-owned refrigerated trucks, deliver the company's products directly to approximately 5,900 grocery stores.

(2) On a smaller scale, the company uses alternate distribution methods for its refrigerated and frozen food products through warehouses and distributors, which makes the products available to approximately 4,000 additional grocery stores. A nine-person sales team works directly for the company and is supported by outside brokers and distributors.

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

(2) Thirteen driver-salesmen, driving company-owned refrigerated trucks, and various broker networks deliver products to grocery stores.

The marketing territory for Owens brand products includes Arizona, Arkansas, Colorado, Louisiana, New Mexico, Oklahoma and Texas, and portions of Kansas, Mississippi and Nevada.

Distribution to the company's foodservice customers is accomplished through food brokers and distributors.

Inventory Levels

Most of the company's food products are highly perishable and require proper refrigeration. Shelf life of the products ranges from 18 to 45 days for refrigerated products. Due to the highly perishable nature and short shelf life of the company's food products, the company's processing plants normally process only enough product to fill existing orders. Therefore, the company maintains minimal inventory levels because such products are generally manufactured only to meet existing demand and are delivered to retail outlets within three days after processing.

Trademarks and Service Marks

The company maintains various trademarks and service marks in connection with its food products operations, such as Snackwiches, Brunch Bowls and Border Breakfasts, that identify various Bob Evans and Owens Country Sausage products. These trademarks and service marks are renewed periodically and the company believes that they adequately protect the brand names of the company. The operations of the food products segment of the company are not dependent upon any patents, licenses, franchises or concessions.

Competition

The sausage business is highly competitive. The company competes primarily on the basis of the price and quality of its sausage products. Bob Evans uses high-quality ingredients to manufacture products that reflect the company's homestyle image and heritage. The company is in direct competition with a large number and variety of producers and wholesalers of similar products, including local and national companies. Although many such competitors have substantially greater financial resources and higher sales volumes, the company believes that sales of its products constitute a significant portion of sales of sausage of comparable price and quality in the majority of its core market areas.

Seasonality

More pounds of fresh sausage are typically sold during the colder months from October through April. The company continues to promote products for outdoor grilling in an attempt to create more volume during the summer months.

Marketing

During the 2003 fiscal year, the company spent approximately $10.1 million marketing its food products under the Bob Evans and Owens brand names. Approximately 80 percent of this amount was spent on broadcast media programs to build and maintain brand awareness and the remaining 20 percent was spent on other promotional activities.

Dependence on a Single Customer

Bob Evans and Owens products are available to more than 50 percent of the population of the continental United States through more than 15,400 retail grocery stores. The company's food products segment is not dependent upon a single customer or group of affiliated customers.

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

Expansion of Distribution Area

While the company has no current plans to expand the overall distribution area for its food products in fiscal 2004, an agreement with grocery warehouses is expected to make the company's frozen products available in new areas.

Profit Margins Related to Sausage Production

Profit margins relating to sausage production are normally more favorable during periods of lower live hog costs. During fiscal 2003, hog prices averaged $26.46 per hundredweight as compared to $37.84 per hundredweight during fiscal 2002. The company believes live hog costs will increase during fiscal 2004 to near fiscal 2002 levels.

GENERAL

Employees

The company employed 39,135 persons in the restaurant segment and 1,311 persons in the food products segment as of April 25, 2003.

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

                                                    FISCAL YEAR ENDED
                                                 (Dollars in thousands)
                                           April 25,   April 26,   April 27,
                                             2003        2002        2001
                                           ---------   ---------   ---------
Sales:
     Restaurant Operations:                $ 902,345   $ 870,257   $ 805,957
     Intersegment Sales of
       Food Products:                      $  30,828   $  30,814   $  30,074
     Food Products (excluding
       intersegment sales):                $ 188,992   $ 191,589   $ 201,551

Operating Income:
     Restaurant Operations:                $  92,896   $  85,009   $  68,663
     Food Products:                        $  24,237   $  18,854   $  14,803

Identifiable Assets:
     Restaurant Operations:                $ 680,843   $ 626,318   $ 574,430
     Food Products:                        $  65,472   $  60,713   $  73,025

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). In addition, certain statements in future filings by the company with the SEC, in press releases and in oral and written statements made by or with the approval of the company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include statements of plans and objectives of the company or its management or board of directors; statements regarding future economic performance; and statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects" and "intends" and similar expressions are intended to, but are not the exclusive means of, identifying those statements.

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

Restaurant Segment

Of the 523 restaurants operated by the company, 462 are owned by the company and 61 are leased from unaffiliated persons. All lease agreements contain either multiple renewal options or options to purchase.

Food Products Segment

The food products segment has six sausage-manufacturing plants located in Galva, Ill.; Hillsdale, Mich.; Bidwell, Springfield, and Xenia, Ohio; and Richardson, Texas; and a distribution center in Springfield, Ohio. All of these properties including the new Sulphur Springs, Texas, plant are owned by the company. The company believes that its manufacturing facilities have adequate capacity to serve their intended purpose at this time and in the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the executive officers of the company and certain information with respect to each executive officer as of July 18, 2003. The executive officers are appointed by and serve at the pleasure of the board of directors.

                               Principal Occupations for Past Five Years and Other
      Name             Age     Information
------------------     ---     ------------------------------------------------------------
Scott D. Colwell       45      Senior Vice President of Marketing of the company since
                               2000; served as Vice President of Microllenium, Inc., an
                               information technology provider, January to April 2000; Vice
                               President of Marketing at the Friendly Ice Cream
                               Corporation, a family restaurant and ice cream manufacturing company, from 1996 to 1999; 3 years as an officer of the
                               company.
Larry C. Corbin        61      Executive Vice President of Restaurant Operations since
                               1995; 29 years as an officer of the company.
Mary L. Cusick         47      Senior Vice President of Investor Relations and Corporate
                               Communications since 2000; Vice President of Corporate
                               Communications from 1990 to 2000; 13 years as an officer of the company.
Joe L. Gillen          54      Senior Vice President of Restaurant Operations since 1993;
                               15 years as an officer of the company.
Randall L. Hicks       43      Senior Vice President of Restaurant Operations since 2003;
                               Vice President of Restaurant Operations from 1994 to 2003; 9 years as an officer of the company.
Rinzy J. Nocero        49      Senior Vice President of Restaurant Operations since 1993;
                               15 years as an officer of the company.
Stewart K. Owens       48      Chairman of the Board, Chief Executive Officer, President
                               and Chief Operating Officer since 2001; President, Chief
                               Executive Officer and Chief Operating Officer from 2000 to
                               2001; President and Chief Operating Officer from 1995 to
                               2000; 13 years as an officer of the company.
Donald J. Radkoski     48      Chief Financial Officer, Treasurer and Secretary since 2000;
                               Chief Financial Officer and Treasurer from 1994 to 2000; 15 years as an officer of the company.

Tod P. Spornhauer      37      Senior Vice President of Finance, Controller, Assistant
                               Treasurer and Assistant Secretary since 2003; Vice President of Finance and Controller from 1998 to 2003; 5 years as an officer of the company.
Roger D. Williams      52      Executive Vice President of Food Products Division since
                               1997; 23 years as an officer of the company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In accordance with General Instruction G(2), the information called for in Item 201 (a) through (c) of Regulation S-K is incorporated herein by reference to Note H, Quarterly Financial Data (Unaudited), located on page 24 of the company's Annual Report to Stockholders for the fiscal year ended April 25, 2003, ("the company's 2003 Annual Report to Stockholders").

ITEM 6. SELECTED FINANCIAL DATA.

In accordance with General Instruction G(2), the financial information for fiscal years 1999 through 2003 contained under the sub caption Consolidated Financial Review, located on page 13 of the company's 2003 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

In accordance with General Instruction G(2), the information contained under the caption Management's Discussion and Analysis of Selected Financial Information and Management's Discussion of Risk Factors, located on pages 27 through 30 of the company's 2003 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in Note A, Summary of Significant Accounting Policies, located on pages 18 through 20 of the company's 2003 Annual Report to Stockholders, the company does not use derivative financial instruments for speculative purposes. The company maintains its cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and the auditor's report thereon included on pages 14 through 26 of the company's 2003 Annual Report to Stockholders are incorporated herein by reference.

The Quarterly Financial Data (Unaudited) included in Note H of the notes to consolidated financial statements, located on page 24 of the company's 2003 Annual Report to Stockholders, is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In accordance with General Instruction G(3), the information contained under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the company's definitive proxy statement relating to the annual meeting of stockholders to be held on Sept. 8, 2003, is incorporated herein by reference. The information regarding executive officers required by
Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION.

In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" (including the information appearing under the sub captions "SUMMARY COMPENSATION TABLE," "Grants of Options," "OPTION GRANTS IN LAST FISCAL YEAR," "Option Exercises and Holdings," "AGGREGATE OPTION EXERCISES IN FISCAL 2003 AND FISCAL YEAR-END OPTION VALUES," "Change in Control and Severance Arrangements" and "Compensation of Directors") and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the company's definitive proxy statement relating to the annual meeting of stockholders to be held on Sept. 8, 2003, is incorporated herein by reference. Neither the report of the compensation committee of the company's board of directors on executive compensation nor the performance graph included in the company's definitive proxy statement for the annual meeting of stockholders to be held on Sept. 8, 2003, shall be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In accordance with General Instruction G(3), the information called for in this
Item 12 regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption "STOCK OWNERSHIP" in the company's definitive proxy statement relating to the annual meeting of stockholders to be held on Sept. 8, 2003.

The information called for in this Item 12 regarding securities authorized for issuance under equity compensation plans is included in the following section.

EQUITY COMPENSATION PLAN INFORMATION

The company has several compensation plans under which it may issue equity securities to its directors, officers and employees in exchange for goods or services:

- the Bob Evans Farms, Inc. First Amended and Restated 1992 Nonqualified Stock Option Plan (the "1992 Stock Option Plan"),

- the Bob Evans Farms, Inc. First Amended and Restated 1993 Long Term Incentive Plan for Managers (the "1993 LTIP"),

- the Bob Evans Farms, Inc. First Amended and Restated 1994 Long Term Incentive Plan (the "1994 LTIP") and

- the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan (the "1998 Stock Option Plan").

In addition, there are outstanding stock options that were issued under the Bob Evans Farms, Inc. 1989 Stock Option Plan for Nonemployee Directors (the "1989 Stock Option Plan") and the Bob Evans Farms, Inc. 1991 Incentive Stock Option Plan (the "1991 Stock Option Plan"). The company cannot grant additional awards under the 1989 Stock Option Plan or the 1991 Stock Option Plan. Each of the previously mentioned plans has been approved by the company's stockholders.

The following table shows, as of April 25, 2003, the number of common shares issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options and the number of common shares remaining for future issuance under the plans, excluding shares issuable upon exercise of outstanding stock options.

---------------------------------------------------------------------------------------------------------------------
                                            (a)                         (b)                          (c)
---------------------------------------------------------------------------------------------------------------------
                                                                                            Number of securities
                                    Number of securities                                   remaining available for
                                     to be issued upon            Weighted-average          future issuance under
                                        exercise of              exercise price of        equity compensation plans
                                   outstanding options,         outstanding options,        (excluding securities
Plan Category                       warrants and rights         warrants and rights       reflected in column (a))
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            2,785,381(1)                  $19.83                      2,588,917(2)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                N/A                        N/A                             N/A
---------------------------------------------------------------------------------------------------------------------
Total                                   2,785,381(1)                  $19.83                      2,588,917(2)
---------------------------------------------------------------------------------------------------------------------

(1) Includes:

     - 5,893 common shares issuable upon exercise of options granted under the 1989 Stock Option Plan,

     - 10,474 common shares issuable upon exercise of options granted under the 1991 Stock Option Plan,

     - 308,938 common shares issuable upon exercise of options granted under the 1992 Stock Option Plan,

     - 252,794 common shares issuable upon exercise of options granted under the 1994 LTIP and

     - 2,207,282 common shares issuable upon exercise of options granted under the 1998 Stock Option Plan.

(2) Includes:

     - 158,395 common shares remaining available for issuance under the 1992 Stock Option Plan,

     -    198,419 common shares remaining available for issuance under the 1993
          LTIP,

     - 31,705 common shares remaining available for issuance under the 1994 LTIP and

     - 2,200,398 common shares remaining available for issuance under the 1998 Stock Option Plan.

     The 1993 LTIP authorizes the grant of performance awards if the company's actual performance level (i.e., the amount by which the company's consolidated net income for the fiscal year exceeds the company's consolidated net income for the immediately preceding fiscal year) exceeds a threshold performance level established by the compensation committee for that fiscal year. Each performance award is equal to a percentage of the participant's compensation, not in excess of 8 percent, determined through a formula described in the 1993 LTIP. The dollar amount of each participant's performance award is converted into a number of common shares based on the fair market value of a common share as of the close of business on the last day of the applicable fiscal year. If the participant has not satisfied the vesting requirements described in the 1993 LTIP, the common shares issued will be restricted and subject to forfeiture.

     The 1994 LTIP authorizes the award of performance share awards in addition to stock options. Performance share awards will be paid in cash, common shares or a combination of cash and common shares if the company's performance (or the performance of any subsidiary selected by the compensation committee) meets certain goals established by the compensation committee. In addition to establishing performance goals, the compensation committee will determine the length of a performance period, the maximum value of a performance share award and the minimum performance required before a payment will be made. The 1994 LTIP does not allocate a specific portion of the common shares available for issuance under the plan to the award of stock options or performance share awards. As of April 25, 2003, no performance share awards had been issued under the 1994 LTIP.

     The 1998 Stock Option Plan authorizes the award of performance share awards and restricted stock in addition to stock options. The performance share awards authorized under the 1998 Stock Option Plan have the same terms as the performance share awards described above with respect to the 1994 LTIP. Awards of restricted stock consist of awards of common shares that may be subject to forfeiture, restrictions on transfer and other specified conditions as determined by the compensation committee. Participants are not required to pay for the common shares covered by the restricted stock award, except as otherwise provided by applicable law.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In accordance with General Instruction G(3), the information contained under the captions "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "COMPENSATION

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the company's definitive proxy statement relating to the annual meeting of stockholders to be held on Sept. 8, 2003, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, the company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures, as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the company's management, including its principal executive officer and principal financial officer, concluded that such disclosure controls and procedures are effective to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

No significant changes were made in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements

         For a list of all financial statements included with this Annual Report on Form 10-K, see the "Index to Financial Statements" at page 29.

(a)(2)   Financial Statement Schedules

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)   Exhibits

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the "Index to Exhibits" at page 30. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                  Executive Compensation Plans and Arrangements

Exhibit
Number                                Description                                          Location
------                                -----------                                          --------
10(a)                     Change in Control Agreement,                      Incorporated herein by reference to
                          effective May 1, 2002, between                    Exhibit 10(a) of the company's Annual
                          Stewart K. Owens and Bob Evans Farms,             Report on Form 10-K for its fiscal year
                          Inc.                                              ended April 26, 2002.
                                                                            (File No. 0-1667)

10(b)                     Change in Control Agreement,                      Incorporated herein by reference to
                          effective May 1, 2002, between Donald             Exhibit 10(b) of the company's Annual
                          J. Radkoski and Bob Evans Farms, Inc.             Report on Form 10-K for its fiscal year
                                                                            ended April 26, 2002.
                                                                            (File No. 0-1667)

10(c)                     Schedule A to Exhibit 10(b)                       Attached hereto.
                          identifying other substantially
                          identical agreements between Bob
                          Evans Farms, Inc. and certain
                          executive officers of Bob Evans
                          Farms, Inc.

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

10(f)                     Bob Evans Farms, Inc. 1992                        Incorporated herein by reference to
                          Nonqualified Stock Option Plan                    Exhibit 10(j) to the company's Annual
                          (effective for options granted prior              Report on Form 10-K for its fiscal year
                          to May 1, 2002)                                   ended April 24, 1992.
                                                                            (File No. 0-1667)

10(g)                     Bob Evans Farms, Inc. Long Term                   Incorporated herein by reference to
                          Incentive Plan for Managers                       Exhibit 10(k) to the company's Annual
                          (effective for performance awards                 Report on Form 10-K for its fiscal year
                          granted prior to May 1, 2002)                     ended April 30, 1993.
                                                                            (File No. 0-1667)

10(h)                     Bob Evans Farms, Inc. 1994 Long Term              Incorporated herein by reference to
                          Incentive Plan (effective for options             Exhibit 10(n) to the company's Annual
                          and other awards granted prior to May             Report on Form 10-K for its fiscal year
                          1, 2002)                                          ended April 29, 1994.
                                                                            (File No. 0-1667)

Exhibit
Number                                Description                                          Location
------                                -----------                                          --------
10(i)                     Bob Evans Farms, Inc. 1998                        Incorporated herein by reference to
                          Supplemental Executive Retirement                 Exhibit 10(l) to the company's Annual
                          Plan (effective for awards granted                Report on Form 10-K for its fiscal year
                          prior to May 1, 2002)                             ended April 24, 1998.
                                                                            (File No. 0-1667)

10(j)                     Bob Evans Farms, Inc. 1998 Directors              Incorporated herein by reference to
                          Compensation Plan (effective May 1,               Exhibit 10(m) to the company's Annual
                          1998, through May 6, 2002)                        Report on Form 10-K for its fiscal year
                                                                            ended April 24, 1998.
                                                                            (File No. 0-1667)

10(k)                     Bob Evans Farms, Inc. 1998 Stock                  Incorporated herein by reference to
                          Option and Incentive Plan (effective              Exhibit 4(f) to the company's
                          for options and other awards granted              Registration Statement on Form S-8
                          prior to May 1, 2002)                             filed March 22, 1999.
                                                                            (Registration No. 333-74829)

10(l)                     Bob Evans Farms, Inc. Dividend                    Incorporated herein by reference to the
                          Reinvestment and Stock Purchase Plan              company's Registration Statement on
                                                                            Form S-3 filed March 19, 1999.
                                                                            (Registration No. 333-74739)

10(m)                     Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          Executive Deferral Program                        Exhibit 10(k) to the company's Annual
                          (effective, as amended, through April             Report on Form 10-K for its fiscal year
                          30, 2002)                                         ended April 27, 2001.
                                                                            (File No. 0-1667)

10(n)                     First Amendment to Bob Evans Farms,               Incorporated herein by reference to
                          Inc. and Affiliates Executive                     Exhibit 10(l) to the company's Annual
                          Deferral Program                                  Report on Form 10-K for its fiscal year
                                                                            ended April 27, 2001.
                                                                            (File No. 0-1667)

10(o)                     Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
                          and Restated 1992 Nonqualified Stock              Exhibit 10(o) of the company's Annual
                          Option Plan (effective for options                Report on Form 10-K for its fiscal year
                          granted after May 1, 2002)                        ended April 26, 2002.
                                                                            (File No. 0-1667)

10(p)                     Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
                          and Restated 1993 Long Term Incentive             Exhibit 10(p) of the company's Annual
                          Plan for Managers (effective for                  Report on Form 10-K for its fiscal year
                          performance awards granted after May              ended April 26, 2002.
                          1, 2002)                                          (File No. 0-1667)

10(q)                     Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
                          and Restated 1994 Long Term Incentive             Exhibit 10(q) of the company's Annual
                          Plan (effective for options and other             Report on Form 10-K for its fiscal year
                          awards granted after May 1, 2002)                 ended April 26, 2002.
                                                                            (File No. 0-1667)

Exhibit
Number                                Description                                          Location
------                                -----------                                          --------
10(r)                     Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          2003 Second Amended and Restated                  Exhibit 10(r) of the company's Annual
                          Supplemental Executive Retirement Plan            Report on Form 10-K for its fiscal year
                          (effective for awards granted after May           ended April 26, 2002.
                          1, 2002)                                          (File No. 0-1667)

10(s)                     Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
                          and Restated 1998 Stock Option and                Exhibit 10(s) of the company's Annual
                          Incentive Plan (effective for options             Report on Form 10-K for its fiscal year
                          and other awards granted after May 1,             ended April 26, 2002.
                          2002)                                             (File No. 0-1667)

10(t)                     Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          Second Amended and Restated Executive             Exhibit 10(t) of the company's Annual
                          Deferral Program (effective May 1, 2002)          Report on Form 10-K for its fiscal year
                                                                            ended April 26, 2002.
                                                                            (File No. 0-1667)

10(u)                     Bob Evans Farms, Inc. Compensation                Incorporated herein by reference to
                          Program for Directors (effective May              Exhibit 10(u) of the company's Annual
                          7, 2002, through May 4, 2003)                     Report on Form 10-K for its fiscal year
                                                                            ended April 26, 2002.
                                                                            (File No. 0-1667)

10(v)                     Bob Evans Farms, Inc. Compensation                Attached hereto.
                          Program for Directors (effective May
                          5, 2003)

10(w)                     Bob Evans Farms, Inc. 2002 Incentive              Attached hereto.
                          Growth Plan (effective Sept. 9, 2003)

(b)      Reports on Form 8-K

         The company filed no current reports on Form 8-K during the last quarter of the period covered by this report.

(c)      Exhibits

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the "Index to Exhibits" at page 30.

(d)      Financial Statement Schedules

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Bob Evans Farms, Inc.

July 22, 2003                       By: /s/ Donald J. Radkoski
                                        ----------------------------------------
                                        Donald J. Radkoski
                                        Chief Financial Officer, Treasurer
                                        and Secretary (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature                                            Title                     Date
---------                                            -----                     ----
/s/ Stewart K. Owens                         Chairman of the Board         July 22, 2003
------------------------------------
Stewart K. Owens

                 *                           Director                      July 22, 2003
------------------------------------
Larry C. Corbin

                 *                           Director                      July 22, 2003
------------------------------------
Daniel E. Evans

                 *                           Director                      July 22, 2003
------------------------------------
Daniel A. Fronk

                 *                           Director                      July 22, 2003
------------------------------------
Michael J. Gasser

                 *                           Director                      July 22, 2003
------------------------------------
E.W. (Bill) Ingram III

                 *                           Director                      July 22, 2003
------------------------------------
Cheryl L. Krueger-Horn

                 *                           Director                      July 22, 2003
------------------------------------
G. Robert Lucas

                 *                           Director                      July 22, 2003
------------------------------------
Robert E.H. Rabold

/s/ Donald J. Radkoski                       Chief Financial Officer,      July 22, 2003
------------------------------------         Treasurer and Secretary
Donald J. Radkoski                           (Chief Accounting Officer)

* By Donald J. Radkoski pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

/s/ Donald J. Radkoski
------------------------------------
Donald J. Radkoski
Chief Financial Officer,
Treasurer and Secretary

                                  CERTIFICATION

I, Stewart K. Owens, certify that:

         1. I have reviewed this annual report on Form 10-K of Bob Evans Farms, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 22, 2003                  By: /s/ Stewart K. Owens
                                          --------------------------------------
                                          Stewart K. Owens
                                          Chairman of the Board, Chief Executive
                                          Officer, President and Chief Operating
                                          Officer

                                  CERTIFICATION

I, Donald J. Radkoski, certify that:

         1. I have reviewed this annual report on Form 10-K of Bob Evans Farms, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 22, 2003                      By: /s/ Donald J. Radkoski
                                              -------------------------------
                                              Donald J. Radkoski
                                              Chief Financial Officer, Treasurer
                                              and Secretary

                              BOB EVANS FARMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED APRIL 25, 2003

                          INDEX TO FINANCIAL STATEMENTS

                                                                                             Page(s) in 2003
                                                                                             Annual Report to
                                    Description                                                Stockholders
                                    -----------                                                ------------
Consolidated Balance Sheets at April 25, 2003, and April 26, 2002 ........................         14

Consolidated Statements of Income for the fiscal years ended April 25, 2003;
       April 26, 2002; and April 27, 2001 ................................................         15

Consolidated Statements of Stockholders' Equity for the fiscal years ended
       April 25, 2003; April 26, 2002; and April 27, 2001 ................................         16

Consolidated Statements of Cash Flows for the fiscal years ended April 25, 2003;
       April 26, 2002; and April 27, 2001 ................................................         17

Notes to Consolidated Financial Statements ...............................................       18 - 25

Report of Ernst & Young LLP, Independent Auditors ........................................         26

                              BOB EVANS FARMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED APRIL 25, 2003

                                INDEX TO EXHIBITS

Exhibit
Number                    Description                                         Location
------                    -----------                                         --------
3(a)          Certificate of Incorporation of the               Incorporated herein by reference to
              company (filed with the Delaware                  Exhibit 3 (a) to the company's Annual
              Secretary of State on Nov. 4, 1985)               Report on Form 10-K for its fiscal year
                                                                ended April 24, 1987.
                                                                (File No. 0-1667)

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

3(c)          Certificate of Adoption of Amendment              Incorporated herein by reference to
              to Certificate of Incorporation of                Exhibit 3(c) to the company's Annual
              the company dated Aug. 9, 1993 (filed             Report on Form 10-K for its fiscal year
              with the Delaware Secretary of State              ended April 29, 1994.
              on Aug. 10, 1993)                                 (File No. 0-1667)

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

3(e)          Amended and Restated By-Laws of the               Incorporated herein by reference to
              company                                           Exhibit 3(e) to the company's Annual
                                                                Report on Form 10-K for its fiscal year
                                                                ended April 28, 2000.
                                                                (File No. 0-1667)

4             Agreement to furnish instruments                  Incorporated herein by reference to
              defining rights of holders of                     Exhibit 4 to the company's Annual
              long-term debt                                    Report on Form 10-K for its fiscal year
                                                                ended April 27, 2001.
                                                                (File No. 0-1667)

10(a)         Change in Control Agreement,                      Incorporated herein by reference to
              effective May 1, 2002, between                    Exhibit 10(a) of the company's Annual
              Stewart K. Owens and Bob Evans Farms,             Report on Form 10-K for its fiscal year
              Inc.                                              ended April 26, 2002.
                                                                (File No. 0-1667)

Exhibit
Number                    Description                                         Location
------                    -----------                                         --------
10(b)         Change in Control Agreement,                      Incorporated herein by reference to
              effective May 1, 2002, between Donald             Exhibit 10(b) of the company's Annual
              J. Radkoski and Bob Evans Farms, Inc.             Report on Form 10-K for its fiscal year
                                                                ended April 26, 2002.
                                                                (File No. 0-1667)

10(c)         Schedule A to Exhibit 10(b)                       Attached hereto.
              identifying other substantially
              identical agreements between Bob
              Evans Farms, Inc. and certain
              executive officers of Bob Evans
              Farms, Inc.

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

10(f)         Bob Evans Farms, Inc. 1992                        Incorporated herein by reference to
              Nonqualified Stock Option Plan                    Exhibit 10(j) to the company's Annual
              (effective for options granted prior              Report on Form 10-K for its fiscal year
              to May 1, 2002)                                   ended April 24, 1992.
                                                                (File No. 0-1667)

10(g)         Bob Evans Farms, Inc. Long Term                   Incorporated herein by reference to
              Incentive Plan for Managers                       Exhibit 10(k) to the company's Annual
              (effective for performance awards                 Report on Form 10-K for its fiscal year
              granted prior to May 1, 2002)                     ended April 30, 1993.
                                                                (File No. 0-1667)

10(h)         Bob Evans Farms, Inc. 1994 Long Term              Incorporated herein by reference to
              Incentive Plan (effective for options             Exhibit 10(n) to the company's Annual
              and other awards granted prior to May             Report on Form 10-K for its fiscal year
              1, 2002)                                          ended April 29, 1994.
                                                                (File No. 0-1667)

10(i)         Bob Evans Farms, Inc. 1998                        Incorporated herein by reference to
              Supplemental Executive Retirement                 Exhibit 10(l) to the company's Annual
              Plan (effective for awards granted                Report on Form 10-K for its fiscal year
              prior to May 1, 2002)                             ended April 24, 1998.
                                                                (File No. 0-1667)

10(j)         Bob Evans Farms, Inc. 1998 Directors              Incorporated herein by reference to
              Compensation Plan (effective May 1,               Exhibit 10(m) to the company's Annual
              1998, through May 6, 2002)                        Report on Form 10-K for its fiscal year
                                                                ended April 24, 1998.
                                                                (File No. 0-1667)

Exhibit
Number                    Description                                         Location
------                    -----------                                         --------
10(k)         Bob Evans Farms, Inc. 1998 Stock                  Incorporated herein by reference to
              Option and Incentive Plan (effective              Exhibit 4(f) to the company's
              for options and other awards granted              Registration Statement on Form S-8
              prior to May 1, 2002)                             filed March 22, 1999.
                                                                (Registration No. 333-74829)

10(l)         Bob Evans Farms, Inc. Dividend                    Incorporated herein by reference to the
              Reinvestment and Stock Purchase Plan              company's Registration Statement on
                                                                Form S-3 filed March 19, 1999.
                                                                (Registration No. 333-74739)

10(m)         Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
              Executive Deferral Program                        Exhibit 10(k) to the company's Annual
              (effective, as amended, through April             Report on Form 10-K for its fiscal year
              30, 2002)                                         ended April 27, 2001.
                                                                (File No. 0-1667)

10(n)         First Amendment to Bob Evans Farms,               Incorporated herein by reference to
              Inc. and Affiliates Executive                     Exhibit 10(l) to the company's Annual
              Deferral Program                                  Report on Form 10-K for its fiscal year
                                                                ended April 27, 2001.
                                                                (File No. 0-1667)

10(o)         Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
              and Restated 1992 Nonqualified Stock              Exhibit 10(o) of the company's Annual
              Option Plan (effective for options                Report on Form 10-K for its fiscal year
              granted after May 1, 2002)                        ended April 26, 2002.
                                                                (File No. 0-1667)

10(p)         Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
              and Restated 1993 Long Term Incentive             Exhibit 10(p) of the company's Annual
              Plan for Managers (effective for                  Report on Form 10-K for its fiscal year
              performance awards granted after May              ended April 26, 2002.
              1, 2002)                                          (File No. 0-1667)

10(q)         Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
              and Restated 1994 Long Term Incentive             Exhibit 10(q) of the company's Annual
              Plan (effective for options and other             Report on Form 10-K for its fiscal year
              awards granted after May 1, 2002)                 ended April 26, 2002.
                                                                (File No. 0-1667)

10(r)         Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
              2003 Second Amended and Restated                  Exhibit 10(r) of the company's Annual
              Supplemental Executive Retirement Plan            Report on Form 10-K for its fiscal year
              (effective for awards granted after May           ended April 26, 2002.
              1, 2002)                                          (File No. 0-1667)

10(s)         Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
              and Restated 1998 Stock Option and                Exhibit 10(s) of the company's Annual
              Incentive Plan (effective for options             Report on Form 10-K for its fiscal year
              and other awards granted after May 1,             ended April 26, 2002.
              2002)                                             (File No. 0-1667)

Exhibit
Number                    Description                                         Location
------                    -----------                                         --------
10(t)         Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
              Second Amended and Restated Executive             Exhibit 10(t) of the company's Annual
              Deferral Program (effective May 1, 2002)          Report on Form 10-K for its fiscal year
                                                                ended April 26, 2002.
                                                                (File No. 0-1667)

10(u)         Bob Evans Farms, Inc. Compensation                Incorporated herein by reference to
              Program for Directors (effective May              Exhibit 10(u) of the company's Annual
              7, 2002, through May 4, 2003)                     Report on Form 10-K for its fiscal year
                                                                ended April 26, 2002.
                                                                (File No. 0-1667)

10(v)         Bob Evans Farms, Inc. Compensation                Attached hereto.
              Program for Directors (effective May 5,
              2003)

10(w)         Bob Evans Farms, Inc. 2002 Incentive              Attached hereto.
              Growth Plan (effective Sept. 9, 2002)

13            Company's Annual Report to Stockholders           Attached hereto.
              for the fiscal year ended April 25,
              2003 (Not deemed filed except for
              portions thereof which are specifically
              incorporated by reference into this
              Annual Report on Form 10-K)

21            Subsidiaries of the company                       Incorporated herein by reference to
                                                                Exhibit 21 of the company's Annual
                                                                Report on Form 10-K for its fiscal year
                                                                ended April 26, 2002.
                                                                (File No. 0-1667)

23            Consent of Ernst & Young, LLP                     Attached hereto.

24            Powers of Attorney of Directors and               Attached hereto.
              Executive Officers

99(a)         Certification Pursuant to Title 18,               Attached hereto.
              United States Code, Section 1350, as adopted
              pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002 (Chief Executive Officer)

99(b)         Certification Pursuant to Title 18,               Attached hereto.
              United States Code, Section 1350, as adopted
              pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002 (Chief Financial Officer)