Form 10-Q
period 2003-07-25
EVANS BOB FARMS INC
filed 2003-09-08
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               July 25, 2003
                              --------------------------------------------------

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

Yes    X       No
     -----         -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X       No
     -----         -----

          As of August 22, 2003, the registrant had issued 42,638,118 common shares, of which 34,672,966 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         (Dollars in thousands)
                                                                                   July 25, 2003      April 25, 2003
                                                                                   -------------      --------------
                                                                                     Unaudited            Audited

ASSETS
------
Current assets
         Cash and equivalents                                                       $    13,341         $     9,066
         Accounts receivable                                                             12,350              11,115
         Inventories                                                                     16,784              16,872
         Deferred income taxes                                                            8,914               8,914
         Prepaid expenses                                                                 3,131               1,975
                                                                                    -----------         -----------
                  TOTAL CURRENT ASSETS                                                   54,520              47,942

Property, plant and equipment                                                         1,080,298           1,046,815
         Less accumulated depreciation                                                  351,646             342,373
                                                                                    -----------         -----------
                  NET PROPERTY, PLANT AND EQUIPMENT                                     728,652             704,442

Other assets
         Deposits and other                                                               4,140               3,112
         Long-term investments                                                           15,290              14,306
         Deferred income taxes                                                           13,222              13,222
         Goodwill                                                                         1,567               1,567
                                                                                    -----------         -----------
                  TOTAL OTHER ASSETS                                                     34,219              32,207
                                                                                    -----------         -----------
                                                                                    $   817,391         $   784,591
                                                                                    ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
         Line of credit                                                             $    43,950         $    32,255
         Current maturities of long-term debt                                             4,000               4,000
         Accounts payable                                                                10,108              10,374
         Dividends payable                                                                4,158               3,794
         Federal and state income taxes                                                  17,857              10,720
         Accrued wages and related liabilities                                           13,678              18,834
         Self insurance                                                                  20,675              19,241
         Other accrued expenses                                                          43,231              42,331
                                                                                    -----------         -----------
                  TOTAL CURRENT LIABILITIES                                             157,657             141,549

Long-term liabilities
         Deferred compensation                                                            9,537               8,554
         Deferred income taxes                                                           45,236              45,236
         Long-term debt                                                                  27,333              28,333
                                                                                    -----------         -----------
                  TOTAL LONG-TERM LIABILITIES                                            82,106              82,123

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000 shares; issued
            42,638,118 shares at July 25, 2003,
            and April 25, 2003                                                              426                 426
         Preferred stock, authorized 1,200 shares; issued 120
            shares at July 25, 2003, and April 25, 2003                                      60                  60
         Capital in excess of par value                                                 148,297             150,253
         Retained earnings                                                              573,234             558,147
         Treasury stock, 7,984,365 shares at July 25, 2003,
            and 8,144,025 shares at April 25, 2003, at cost                            (144,389)           (147,967)
                                                                                    -----------         -----------
                  TOTAL STOCKHOLDERS' EQUITY                                            577,628             560,919
                                                                                    -----------         -----------
                                                                                    $   817,391         $   784,591
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

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                                    ---------




(Dollars in thousands, except per share amounts)

                                                         Three Months Ended
                                                         ------------------

                                                     July 25, 2003   July 26, 2002
                                                     -------------   -------------


NET SALES                                               $295,472        $277,021

    Cost of sales                                         82,135          71,505
    Operating wage and fringe benefit expenses           102,429          96,196
    Other operating expenses                              43,502          41,293
    Selling, general and administrative expenses          25,031          25,081
    Depreciation and amortization expense                 11,947          10,690
                                                        --------        --------
OPERATING INCOME                                          30,428          32,256

    Net interest expense                                     496             527
                                                        --------        --------

INCOME BEFORE INCOME TAXES                                29,932          31,729

PROVISIONS FOR INCOME TAXES                               10,686          11,105
                                                        --------        --------

NET INCOME                                              $ 19,246        $ 20,624
                                                        ========        ========


EARNINGS PER SHARE - BASIC                              $   0.56        $   0.58
                                                        ========        ========

EARNINGS PER SHARE - DILUTED                            $   0.55        $   0.57
                                                        ========        ========

CASH DIVIDENDS PER SHARE                                $   0.12        $   0.11
                                                        ========        ========


     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                    ---------

                                                                                 (Dollars in thousands)

                                                                                   Three Months Ended
                                                                                   ------------------

                                                                            July 25, 2003     July 26, 2002
                                                                            -------------     -------------

OPERATING ACTIVITIES:
  Net income                                                                   $ 19,246         $ 20,624

  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                             11,947           10,690
       Loss (gain) on sale of assets                                                 58               (5)
       Loss on long-term investments                                                150              150
       Deferred compensation                                                        983            1,428
       Compensation expense attributable to stock plans                             333              323
       Cash provided by (used for) current assets
           and current liabilities:
          Accounts receivable                                                    (1,235)             371
          Inventories                                                                88             (526)
          Prepaid expenses                                                       (1,156)          (2,194)
          Accounts payable                                                         (266)          (1,157)
          Federal and state income taxes                                          7,137            8,309
          Accrued wages and related liabilities                                  (5,156)          (6,211)
          Self insurance                                                          1,434              754
          Other accrued expenses                                                    567             (364)
                                                                               --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        34,130           32,192

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                     (36,394)         (15,844)
  Purchase of long-term investments                                              (1,243)          (1,122)
  Proceeds from sale of property, plant and equipment                               288               57
  Other                                                                          (1,028)             (79)
                                                                               --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                           (38,377)         (16,988)

FINANCING ACTIVITIES:
  Cash dividends paid                                                            (3,795)          (3,531)
  Line of credit                                                                 11,695          (10,615)
  Purchase of treasury stock                                                       --             (2,383)
  Principal payments on long-term debt                                           (1,000)          (1,000)
  Proceeds from issuance of treasury stock                                        1,622            5,505
                                                                               --------         --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               8,522          (12,024)
                                                                               --------         --------

Increase in cash and equivalents                                                  4,275            3,180

Cash and equivalents at the beginning of the period                               9,066            7,934
                                                                               --------         --------

Cash and equivalents at the end of the period                                  $ 13,341         $ 11,114
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

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED
                                    ---------


1.       Unaudited Financial Statements
         ------------------------------

                  The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. ("Bob Evans") and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the "company") are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in Bob Evans Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the company's financial position and results of operations have been included. The financial statements are not necessarily indicative of the results of operations for a full fiscal year. No significant changes have occurred in the disclosures made in Form 10-K for the fiscal year ended April 25, 2003 (refer to Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

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

                  The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                   (in thousands)
                                                 Three Months Ended
                                                 ------------------
                                           July 25, 2003  July 26, 2002
                                           -------------  -------------
            Basic                              34,572        35,438
            Effect of dilutive
                stock options                     613           819
                                               ------        ------
            Diluted                            35,185        36,257
                                               ======        ======

3.       Stock-Based Employee Compensation
         ---------------------------------

                  The company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense has been recognized for stock options when the exercise price of the options is equal to or greater than the fair market value of the stock at the grant date.

                  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

                                              (in thousands, except per share data)
                                                       Three Months Ended
                                                       ------------------
                                                   July 25, 2003     July 26, 2002
     ------------------------------------------- ----------------------------------
     NET INCOME, AS REPORTED                            $19,246           $20,624
     ADD: stock-based employee compensation
     cost, net of related tax effects,
     included in reported net income                          -                37

     DEDUCT: Stock-based employee compensation
     cost, net of related tax effects,
     determined under the fair value method
     for all awards                                        (933)           (1,040)
                                                 ----------------------------------
     NET INCOME, PRO FORMA                              $18,313           $19,621
                                                 ----------------------------------

     EARNINGS PER SHARE - BASIC
       As reported                                        $0.56             $0.58
       Pro forma                                          $0.53             $0.55

     EARNINGS PER SHARE - DILUTED
       As reported                                        $0.55             $0.57
       Pro forma                                          $0.52             $0.54

4.       Goodwill
         ---------
                  Goodwill, which represents the cost in excess of net assets acquired, was $1,567,000 at both July 25, 2003, and April 25, 2003. SFAS No. 142, Goodwill and Other Intangible Assets, requires an annual impairment test instead of amortization of goodwill. The company performs the annual test at the end of the fourth quarter. There was no goodwill amortization expense in either fiscal year 2004 or 2003.

5.       Industry Segments
         -----------------
                  The company's operations include restaurant operations and the processing and sale of food and related products. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the consolidated financial statements. Information on the company's operating segments is summarized as follows:

                                                                       (in thousands)
                                                                    Three Months Ended
                                                                    ------------------
                                                                July 25, 2003      July 26, 2002
               --------------------------------------------- ------------------------------------
               Sales
                 Restaurant Operations                               $247,548           $234,037
                 Food Products                                         55,771             50,676
                                                                     --------           --------
                                                                      303,319            284,713
                 Intersegment sales of food products                  (7,847)            (7,692)
                                                                     --------           --------
                   Total                                             $295,472           $277,021
                                                                     ========           ========

               Operating Income
                 Restaurant Operations                                $27,777            $27,361
                 Food Products                                          2,651              4,895
                                                                     --------           --------
                   Total                                              $30,428            $32,256
                                                                     ========           ========

6.       New Accounting Standards
         ------------------------

                  The Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 02-16, Accounting by a Customer for Certain Consideration Received From a Vendor. Issue No. 02-16 requires that certain cash consideration (rebates) received by a customer from a vendor be classified in the customer's consolidated statements of income as a reduction of cost of sales. The consensus is required to be applied to new arrangements entered into after Dec. 31, 2002, and permits the recasting of prior-period financial statements for comparative purposes provided that previously reported income would not change as a result of applying the consensus. Accordingly, previously reported cost of sales was reduced by $541,000 in the first quarter of fiscal 2003 with a corresponding increase to other operating expenses. Operating income was unaffected.

7.       Reclassifications
         -----------------

                  Certain fiscal 2003 amounts have been reclassified to conform to the fiscal 2004 classification.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

         Consolidated net sales increased 6.7% to $295.5 million in the first quarter of fiscal 2004 compared to the corresponding quarter last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $13.5 million and $4.9 million, respectively. Restaurant sales accounted for 83.8% of consolidated sales in the quarter.

         The restaurant sales increase of $13.5 million in the first quarter of fiscal 2004 represented a 5.8% increase over the first quarter last year. The increase was the result of more restaurants in operation (524 versus 495) and a 1.0% increase in same-store sales. The same-store sales increase included an average menu price increase of 2.6% in the first quarter.

         The chart below summarizes the restaurant openings and closings during the last five quarters:

                      Beginning      Opened     Closed     Ending
------------------- -------------- ----------- ---------- ----------
Fiscal 2004
   1st quarter           523           3           2         524

Fiscal 2003
   1st quarter           495           0           0         495
   2nd quarter           495           4           0         499
   3rd quarter           499           8           0         507
   4th quarter           507          17           1         523

         The company expects to open approximately 32 additional restaurants in fiscal 2004. Two under-performing restaurants were closed in the first quarter of fiscal 2004.

         The food products segment experienced a sales increase of $4.9 million, or 11.5%, in the first quarter of fiscal 2004 compared to the corresponding period a year ago. The sales increase is reflective of a 10.2% increase in the volume of products sold (principally sausage products and refrigerated potatoes) in the first quarter of fiscal 2004 versus fiscal 2003 (calculated using the same products in both periods and excluding new products). The company attributes the higher sales volume in part to increased promotional efforts (promotional spending was 27.6% higher than the first quarter of fiscal 2003).

COST OF SALES

         Consolidated cost of sales (cost of materials) was 27.8% of sales in the company's first quarter of fiscal 2004 compared to 25.8% of sales in last year's first quarter.

         In the restaurant segment, cost of sales (predominantly food cost) was 24.1% of sales in the first quarter of 2004 and 23.9% in the same period a year ago. The company attributes this increase mostly to a shift in product mix as the company featured more of its Wildfire Barbecue items which carry an above-average food cost. Additionally, the company experienced cost increases in a number of the commodity food items it purchases, such as, eggs, bacon, beef, cheese and butter.

         The food products segment cost of sales ratio was 47.0% of sales in the first quarter of fiscal 2004 compared to 36.4% of sales in the first quarter a year ago. This increase was due to higher hog costs, which averaged $35.94 per hundredweight for the first quarter of fiscal 2004 compared to $26.22 per hundredweight in the corresponding period last year- a 37.1% increase.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

         Consolidated operating wage and fringe benefit expenses ("operating wages") were 34.7% of sales in the first quarter of both fiscal 2004 and 2003. The operating wage ratio increased slightly in the restaurant segment but decreased in the food products segment.

         In the restaurant segment, operating wages were 38.6% of sales in the first quarter of fiscal 2004 versus 38.4% of sales for the first quarter last year. The increase in the operating wages ratio was mostly attributable to higher health insurance expenses. Contributing to a lesser extent was the impact of relatively slow same-store sales growth.

         In the food products segment, operating wages were 14.3% of sales in the first quarter of fiscal 2004 compared to 15.0% of sales in the first quarter last year. The food products labor cost ratio decreased primarily due to significantly increased sales, resulting in more leverage of wage expense in the first quarter of fiscal 2004.

OTHER OPERATING EXPENSES

          Nearly 94% of other operating expenses ("operating expenses") occurred in the restaurant segment in the first quarter of both fiscal 2004 and fiscal 2003. The most significant components of operating expenses were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than federal and state income taxes) and credit card processing fees. Consolidated operating expenses were 14.7% of sales for the first quarter of fiscal 2004 compared to 14.9% of sales in the first quarter last year. In the restaurant segment, an increase in restaurant supplies expense was offset by a decrease in utilities expense. In the food products segment, the operating expense ratio decreased to 5.5% of sales in the first quarter of fiscal 2004 from 6.0% in the corresponding period last year as a result of significantly increased sales, resulting in a better leverage of costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Consolidated selling, general and administrative expenses ("S, G & A expenses") were 8.5% of sales in the first quarter of fiscal 2004 compared to 9.1% for the first quarter last year. The most significant components of S, G & A expenses were wages, fringe benefits and food products segment advertising expenses. The decrease as a percentage of sales in the first quarter of fiscal 2004 was due to increased sales in the food products segment resulting in improved leverage of S,G&A expenses compared to a year ago, as well as lower advertising costs.

TAXES

         The effective federal and state income tax rates were 35.7% in the first quarter of fiscal 2004 versus 35.0% in the first quarter of fiscal 2003. The company anticipates the effective tax rate for fiscal 2004 to remain at approximately 35.7%.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit are also used for liquidity needs, capital expansion and repurchases of Bob Evans stock. Bank lines of credit available total $70.0 million, of which $44.0 million was outstanding at July 25, 2003.

         The company believes that the funds needed for capital expenditures, working capital and repurchases of Bob Evans stock during the remainder of fiscal 2004 will be generated both internally and from available bank lines of credit. Financing alternatives will continue to be evaluated by the company as warranted.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The company's significant and critical accounting policies and estimates can be found in the Notes to Consolidated Financial Statements contained in Bob Evans' Annual Report on Form 10-K for the fiscal year ended April 25, 2003 (Note A).













SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the company's actual results for fiscal 2004 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, changes in hog costs, the possibility of severe weather conditions where the company operates its restaurants, the availability and cost of acceptable new restaurant sites, shortages of restaurant labor, acceptance of the company's restaurant concepts into new geographic areas as well as other risks previously disclosed in the company's securities filings and press releases.

                         ITEM 4. CONROLS AND PROCEDURES

         With the participation of the company's management, including Bob Evans' principal executive officer and principal financial officer, the company has evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Bob Evans' principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Bob Evans and its consolidated subsidiaries, is made known to them, particularly during the period for which Bob Evans' periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

         In addition, there were no significant changes during the period covered by this Quarterly Report on Form 10-Q in the company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect the company's internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not Applicable

ITEM 5.  OTHER INFORMATION.  Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

             Exhibit No.  Description                             Location

             31.1 Rule 13a-14(a)/15d-14(a) Certification Filed herewith (Principal Executive Officer)

             31.2 Rule 13a-14(a)/15d-14(a) Certification Filed herewith (Principal Financial Officer)

             32.1         Section 1350 Certification (Principal   Filed herewith
                          Executive Officer)

             32.2         Section 1350 Certification (Principal   Filed herewith
                          Financial Officer)

         (b) Reports on Form 8-K:

         We filed a Current Report on Form 8-K on May 7, 2003 reporting under
         Item 9. Regulation FD Disclosure the issuance of a news release announcing same-store sales for the month of April 2003, the declaration of a quarterly dividend and authorization to repurchase up to 2 million shares of Bob Evans Farms, Inc. common stock during fiscal 2004.

         We filed a Current Report on Form 8-K on June, 2003 reporting under
         Item 9. Regulation FD Disclosure (which information was also deemed provided under Item 12. Results of Operations and Financial Condition) the issuance of a news release announcing financial results for the fourth quarter of fiscal 2003, fiscal 2003 financial results, and same-store sales for the month of May 2003.

         We filed a Current Report on Form 8-K on July 2, 2003 reporting under
         Item 9. Regulation FD Disclosure the issuance of a news release announcing same-store sales for the month of June 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          BOB EVANS FARMS, INC.



                          By:   /s/ Stewart K. Owens
                          ---------------------------------------------------
                                             Stewart K. Owens
                                   Chairman and Chief Executive Officer
                                       (Principal Executive Officer)


                          By:   /s/ Donald J. Radkoski
                          ---------------------------------------------------
                                            Donald J. Radkoski*
                                          Chief Financial Officer
                                       (Principal Financial Officer)

   September 5, 2003
-----------------------
         Date


*Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                INDEX TO EXHIBITS

                          Quarterly Report on Form 10-Q
                             Dated September 5, 2003

                              Bob Evans Farms, Inc.


Exhibit No.    Description                                 Location

31.1           Rule 13a-14(a)/15d-14(a) Certification      Filed herewith
               (Principal Executive Officer)

31.2           Rule 13a-14(a)/15d-14(a) Certification      Filed herewith
               (Principal Financial Officer)

32.1           Section 1350 Certification (Principal       Filed herewith
               Executive Officer)

32.2           Section 1350 Certification (Principal       Filed herewith
               Financial Officer)