Form 10-Q
period 2003-10-24
EVANS BOB FARMS INC
filed 2003-12-05
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               October 24, 2003
                              --------------------------------------------------

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
        -----------------------------------------------------------------
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

Yes    X       No
     -----         -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X       No
     -----         -----

     As of November 21, 2003, the registrant had issued 42,638,118 common shares, of which 34,963,785 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   (Dollars in thousands)
                                                           Oct. 24, 2003          April 25, 2003
                                                           -------------          --------------
                                                               Unaudited                 Audited

ASSETS
Current assets
         Cash and equivalents                                  $    9,074               $    9,066
         Accounts receivable                                       13,196                   11,115
         Inventories                                               18,263                   16,872
         Deferred income taxes                                      8,914                    8,914
         Prepaid expenses                                           2,645                    1,975
                                                               -----------              -----------
                  TOTAL CURRENT ASSETS                             52,092                   47,942

Property, plant and equipment                                   1,115,602                1,046,815
         Less accumulated depreciation                            360,536                  342,373
                                                               -----------              -----------
                  NET PROPERTY, PLANT AND EQUIPMENT               755,066                  704,442

Other assets
         Deposits and other                                         4,697                    3,112
         Long-term investments                                     16,400                   14,306
         Deferred income taxes                                     13,222                   13,222
         Goodwill                                                   1,567                    1,567
                                                               -----------              -----------
                  TOTAL OTHER ASSETS                               35,886                   32,207
                                                               -----------              -----------
                                                               $  843,044               $  784,591
                                                               ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Line of credit                                        $   38,540               $   32,255
         Current maturities of long-term debt                       4,000                    4,000
         Accounts payable                                          12,282                   10,374
         Dividends payable                                          4,166                    3,794
         Federal and state income taxes                            27,074                   10,720
         Accrued wages and related liabilities                     15,924                   18,834
         Self insurance                                            20,523                   19,241
         Other accrued expenses                                    45,096                   42,331
                                                               -----------              -----------
                  TOTAL CURRENT LIABILITIES                       167,605                  141,549

Long-term liabilities
         Deferred compensation                                     11,454                    8,554
         Deferred income taxes                                     45,236                   45,236
         Long-term debt                                            26,333                   28,333
                                                               -----------              -----------
                  TOTAL LONG-TERM LIABILITIES                      83,023                   82,123

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000
            shares; issued 42,638,118 shares at October 24,
            2003, and April 25, 2003                                  426                      426
         Preferred stock, authorized 1,200 shares; issued 120
            shares at October 24, 2003, and April 25, 2003             60                       60
         Capital in excess of par value                           147,902                  150,253
         Retained earnings                                        586,966                  558,147
         Treasury stock, 7,918,912 shares at October 24, 2003,
            and 8,144,025 shares at April 25, 2003, at cost      (142,938)                (147,967)
                                                              -----------              -----------
                  TOTAL STOCKHOLDERS' EQUITY                      592,416                  560,919
                                                              -----------              -----------
                                                              $   843,044              $   784,591
                                                              ===========              ===========


    The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                                   (Dollars in thousands, except per share amounts)

                                                            Three Months Ended                           Six Months Ended
                                                            ------------------                           ----------------

                                                     Oct. 24, 2003         Oct. 25, 2002       Oct. 24, 2003       Oct. 25, 2002
                                                     -------------         -------------       -------------       -------------

NET SALES                                                  $297,260             $277,601            $592,732            $554,622
    Cost of sales                                            83,607               71,606             165,742             143,111
    Operating wage and fringe benefit expenses              102,638               96,738             205,067             192,934
    Other operating expenses                                 44,365               42,139              87,867              83,432
    Selling, general and administrative expenses             26,225               25,035              51,256              50,116
    Depreciation and amortization expense                    12,229               10,725              24,176              21,415
                                                    ---------------      ---------------      --------------      --------------
OPERATING INCOME                                             28,196               31,358              58,624              63,614

    Net interest expense                                        358                  468                 854                 995
                                                    ---------------      ---------------      --------------      --------------

INCOME BEFORE INCOME TAXES                                   27,838               30,890              57,770              62,619

PROVISIONS FOR INCOME TAXES                                   9,938               10,812              20,624              21,917
                                                    ---------------      ---------------      --------------      --------------

NET INCOME                                                 $ 17,900             $ 20,078            $ 37,146            $ 40,702
                                                    ===============      ===============      ==============      ==============


EARNINGS PER SHARE - BASIC                                    $0.52                $0.57               $1.07               $1.15
                                                    ===============      ===============      ==============      ==============

EARNINGS PER SHARE - DILUTED                                  $0.51                $0.56               $1.05               $1.13
                                                    ===============      ===============      ==============      ==============

CASH DIVIDENDS PER SHARE                                      $0.12                $0.11               $0.24               $0.22
                                                    ===============      ===============      ==============      ==============


     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                    (Dollars in thousands)

                                                                       Six Months Ended
                                                                       ----------------

                                                             Oct. 24, 2003      Oct. 25, 2002
                                                             -------------      -------------

OPERATING ACTIVITIES:
  Net income                                                       $37,146            $40,702

  Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization                                24,176             21,415
       Loss on sale of assets                                          136                113
       (Gain) loss on long-term investments                           (901)             1,083
       Deferred compensation                                         2,900                936
       Compensation expense attributable to stock plans                632                746
       Cash provided by (used for) current assets
           and current liabilities:
          Accounts receivable                                       (2,081)              (837)
          Inventories                                               (1,391)            (1,464)
          Prepaid expenses                                            (670)            (1,431)
          Accounts payable                                           1,908             (1,803)
          Federal and state income taxes                            16,354             18,664
          Accrued wages and related liabilities                     (2,910)            (3,826)
          Self insurance                                             1,282              1,799
          Other accrued expenses                                     2,133                631
                                                                 -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           78,714             76,728

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                        (75,344)           (40,087)
  Purchase of long-term investments                                 (1,410)            (3,676)
  Proceeds from sale of property, plant and equipment                  625                924
  Other                                                             (1,585)               151
                                                                 -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                              (77,714)           (42,688)

FINANCING ACTIVITIES:
  Cash dividends paid                                               (7,955)            (7,450)
  Line of credit                                                     6,285             (6,370)
  Purchase of treasury stock                                             -            (11,028)
  Principal payments on long-term debt                              (2,000)            (2,000)
  Proceeds from issuance of treasury stock                           2,678              5,831
                                                                 -----------        -----------
NET CASH USED IN FINANCING ACTIVITIES                                 (992)           (21,017)
                                                                 -----------        -----------

Increase in cash and equivalents                                         8             13,023

Cash and equivalents at the beginning of the period                  9,066              7,934
                                                                 -----------        -----------

Cash and equivalents at the end of the period                      $ 9,074            $20,957
                                                                 ===========        ===========





    The accompanying notes are an integral part of the financial statements.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

1.   Unaudited Financial Statements

          The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. ("Bob Evans") and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the "company") are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the company's financial position and results of operations have been included. The financial statements are not necessarily indicative of the results of operations for a full fiscal year. No significant changes have occurred in the disclosures made in Bob Evans' Form 10-K for the fiscal year ended April 25, 2003 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

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

          The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                                    (in thousands)
                                    Three Months Ended                     Six Months Ended
                                    ------------------                     ----------------
                            Oct. 24, 2003      Oct. 25, 2002         Oct. 24, 2003      Oct. 25, 2002
-----------------------------------------------------------------------------------------------------
Basic                              34,688             35,458                34,630             35,448
Effect of dilutive
    stock options                     611                571                   617                696
                                   ------             ------                ------             ------
Diluted                            35,299             36,029                35,247             36,144
                                   ======             ======                ======             ======


3.   Stock-Based Employee Compensation

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

                  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:


                                                           (in thousands, except per share data)
                                                    Three Months Ended                 Six Months Ended
                                                    ------------------                 ----------------
                                              Oct. 24, 2003    Oct. 25, 2002    Oct. 24, 2003     Oct. 25, 2002
---------------------------------------------------------------------------------------------------------------
NET INCOME, AS REPORTED                             $17,900          $20,078          $37,146           $40,702
ADD: stock-based employee compensation
cost, net of related tax effects,
included in reported net income                           -               37                -                74
DEDUCT: Stock-based employee
compensation cost, net of related tax
effects, determined under the fair value
method for all awards                               (1,032)          (1,040)          (1,965)           (2,080)
                                           ---------------------------------------------------------------------
NET INCOME, PRO FORMA                               $16,868          $19,075          $35,181           $38,696
                                           ---------------------------------------------------------------------

EARNINGS PER SHARE - BASIC
  As reported                                         $0.52            $0.57            $1.07             $1.15
  Pro forma                                           $0.49            $0.54            $1.02             $1.09

EARNINGS PER SHARE - DILUTED
  As reported                                         $0.51            $0.56            $1.05             $1.13
  Pro forma                                           $0.48            $0.53            $1.00             $1.07


4.   Goodwill

          Goodwill, which represents the cost in excess of net assets acquired, was $1,567,000 at both October 24, 2003 and April 25, 2003. SFAS No. 142, Goodwill and Other Intangible Assets, requires an annual impairment test instead of amortization of goodwill. The company performs the annual test at the end of the fourth quarter. There was no goodwill amortization expense in either fiscal year 2004 or 2003.

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



                                                                     (in thousands)
                                                  Three Months Ended                  Six Months Ended
                                                  ------------------                  ----------------
                                              Oct. 24, 2003   Oct. 25, 2002      Oct. 24, 2003   Oct. 25, 2002
---------------------------------------------------------------------------------------------------------------
Sales
  Restaurant Operations                          $246,383        $231,212          $493,931        $465,249
  Food Products                                    59,622          54,531           115,393         105,207
                                                 --------        --------          --------        --------
                                                  306,005         285,743           609,324         570,456
  Intersegment sales of food products             (8,745)         (8,142)          (16,592)        (15,834)
                                                 --------        --------          --------        --------
    Total                                        $297,260        $277,601          $592,732        $554,622
                                                 ========        ========          ========        ========

Operating Income
  Restaurant Operations                           $24,643         $24,344           $52,420         $51,705
  Food Products                                     3,553           7,014             6,204          11,909
                                                  -------         -------           -------         -------
    Total                                         $28,196         $31,358           $58,624         $63,614
                                                  =======         =======           =======         =======


6.   New Accounting Standards

          The Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 02-16, Accounting by a Customer for Certain Consideration Received From a Vendor. Issue No. 02-16 requires that certain cash consideration (rebates) received by a customer from a vendor be classified in the customer's consolidated statements of income as a reduction of cost of sales. The consensus is required to be applied to new arrangements entered into after Dec. 31, 2002, and permits the recasting of prior-period financial statements for comparative purposes provided that previously reported income would not change as a result of applying the consensus. Accordingly, previously reported cost of sales was reduced by $518,000 and $1,059,000 for the three-months and six-months, respectively, ended October 25, 2002, with a corresponding increase to other operating expenses. Operating income was unaffected.

7.   Reclassifications

          Certain fiscal 2003 amounts have been reclassified to conform to the fiscal 2004 classification.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

     Consolidated net sales increased 7.1% to $297.3 million in the second quarter of fiscal 2004 compared to the corresponding quarter last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $15.2 million and $4.5 million, respectively. Restaurant sales accounted for 82.9% of consolidated sales in the quarter. For the six-month period ended October 24, 2003, consolidated net sales increased $38.1 million, or 6.9%, compared to the previous year.

     The restaurant sales increase of $15.2 million in the second quarter of fiscal 2004 represented a 6.6% increase over the second quarter last year. The increase was the result of more restaurants in operation (535 versus 499) and a 1.4% increase in same-store sales. The same-store sales increase included an average menu price increase of 2.5% in the second quarter.

     The chart below summarizes the restaurant openings and closings during the last six quarters:

                      Beginning      Opened     Closed     Ending
--------------------------------------------------------------------
Fiscal 2004
   1st quarter           523           3           2         524
   2nd quarter           524           11          0         535

Fiscal 2003
   1st quarter           495           0           0         495
   2nd quarter           495           4           0         499
   3rd quarter           499           8           0         507
   4th quarter           507           17          1         523

     In the second quarter of fiscal 2004, 11 new restaurants were opened compared to 4 in the second quarter a year ago. The company expects to open approximately 21 additional restaurants in fiscal 2004. Two under-performing restaurants were closed in the first quarter of fiscal 2004.

     The food products segment experienced a sales increase of $4.5 million, or 9.7%, in the second quarter of fiscal 2004 and $9.4 million, or 10.5%, through six months of fiscal 2004 compared to the corresponding periods a year ago. The sales increase is reflective of a 3.6% increase in the volume of products sold (principally sausage products and refrigerated potatoes) in the second quarter of fiscal 2004 versus fiscal 2003 (calculated using the same products in both periods and excluding new products). A $1.0 million decrease in promotional spending, which is netted against sales, also contributed to the increase in sales.

COST OF SALES

     Consolidated cost of sales (cost of materials) was 28.1% of sales in the company's second quarter and 28.0% through six months of fiscal 2004 compared to 25.8% in both corresponding periods a year ago.

     In the restaurant segment, cost of sales (predominantly food cost) was 24.3% of sales in the second quarter and 24.2% of sales year-to-date, versus 23.8% in both corresponding periods a year ago. The company attributes half of the second quarter increase to a shift in product mix as the company featured more of its Wildfire Barbecue items and Dinner Sensations, which carry an above-average food cost. The other half of the quarterly increase is due to cost increases in a number of the commodity food items purchased, such as beef, dairy, eggs, chicken and pork.

     The food products segment cost of sales ratio was 46.6% of sales in the second quarter and 46.8% of sales year-to-date, compared to 35.8% and 36.0% of sales in the corresponding periods a year ago. This increase was due to higher hog costs, which averaged $37.94 per hundredweight for the second quarter of fiscal 2004 compared to $22.50 per hundredweight in the corresponding period last year - a 68.6% increase. Year-to-date, hog costs averaged $36.94 per hundredweight this year versus $24.28 per hundredweight last year - an increase of 52.1%. The company does not expect a significant change in hog costs for the remainder of the fiscal year.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

     Consolidated operating wage and fringe benefit expenses ("operating wages") were 34.5% of sales in the second quarter and 34.6% of sales through six months of fiscal 2004 compared to 34.8% of sales in both corresponding periods last year. The operating wage ratio increased slightly in the restaurant segment but decreased in the food products segment.

     In the restaurant segment, operating wages were 38.9% of sales in the second quarter and 38.8% of sales through six months of fiscal 2004 versus 38.8% and 38.6% of sales in the corresponding periods last year. The increase in the operating wages ratio was attributable to higher hourly wages and health insurance expenses.

     In the food products segment, operating wages were 13.3% of sales in the second quarter and 13.8% of sales through six months of fiscal 2004 compared to 15.0% of sales in both corresponding periods last year. The food products labor cost ratio decreased primarily due to significantly increased sales, resulting in more leverage of wage expense in the fiscal 2004 periods.

OTHER OPERATING EXPENSES

     Nearly 94% of other operating expenses ("operating expenses") occurred in the restaurant segment in the second quarter and through six months of both fiscal 2004 and fiscal 2003. The most significant components of operating expenses were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than federal and state income taxes) and credit card processing fees. Consolidated operating expenses were 14.9% of sales for the second quarter and 14.8% of sales through six months of fiscal 2004 compared to 15.2% and 15.0% of sales in the corresponding periods last year.

     In the restaurant segment, operating expenses were 16.9% of sales and 16.7% of sales in the second quarter and year-to-date, respectively, in fiscal 2004. This compares to 17.0% and 16.8% of sales in the corresponding periods a year ago. The slight improvements were due to lower utilities expense.

     In the food products segment, the operating expense ratio decreased to 5.6% of sales in the second quarter and 5.5% of sales through six months of fiscal 2004 from 6.0% in both corresponding periods last year as a result of a significant increase in sales, resulting in a better leverage of costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses ("S, G & A expenses") were 8.8% of sales in the second quarter and 8.6% of sales through six months of fiscal 2004 compared to 9.0% of sales in both corresponding periods last year. The most significant components of S, G & A expenses were wages, fringe benefits and food products segment advertising expenses. The decrease as a percentage of sales in both periods of fiscal 2004 was due to significantly increased sales in the food products segment resulting in improved leverage of S,G&A expenses compared to a year ago.

TAXES

     The effective federal and state income tax rates were 35.7% in fiscal 2004 versus 35.0% in fiscal 2003. The company anticipates the effective tax rate for fiscal 2004 to remain at approximately 35.7%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit are also used for liquidity needs, capital expansion and repurchases of Bob Evans stock. Bank lines of credit available total $70.0 million, of which $38.5 million was outstanding at October 24, 2003.

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

     In addition, there were no significant changes during the period covered by this Quarterly Report on Form 10-Q in the company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.  Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a) The Annual Meeting of Stockholders of the company (the "Annual Meeting") was held on September 8, 2003. At the Annual Meeting, 34,658,307 common shares were outstanding and entitled to vote; and 29,257,427, or 84.4%, of the outstanding common shares entitled to vote were represented in person or by proxy.

          (b)  Directors elected at the Annual Meeting:

               Larry C. Corbin
               Stewart K. Owens
               Robert E.H. Rabold

               Directors whose term of office continued after the Annual
               Meeting:

               Daniel E. Evans                        Daniel A. Fronk
               Michael J. Gasser                      Cheryl L. Krueger-Horn
               E.W. (Bill) Ingram III                 G. Robert Lucas

          (c)  Matters voted upon at the Annual Meeting:

                                                          FOR         WITHHELD

               1) Election of Larry C. Corbin          28,531,221      726,206
               2) Election of Stewart K. Owens         28,332,415      925,012
               3) Election of Robert E.H. Rabold       22,308,851    6,948,576

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

               31.2           Rule 13a-14(a)/15d-14(a) Certification      Filed herewith
                              (Principal Financial Officer)

               32.1           Section 1350 Certification (Principal       Filed herewith




                              Executive Officer)

               32.2           Section 1350 Certification (Principal       Filed herewith
                              Financial Officer)


          (b)  Reports on Form 8-K:

               Bob Evans filed a Current Report on Form 8-K on August 6, 2003 reporting under Item 9. Regulation FD Disclosure the issuance of a news release announcing a quarterly dividend for the first quarter of fiscal 2004 and same-store sales for the month of July 2003 and under Item 12. Results of Operations and Financial Condition the issuance of a news release announcing earnings expectations for the first quarter of fiscal 2004.

               Bob Evans filed a Current Report on Form 8-K on August 11, 2003 reporting under Item 12. Results of Operations and Financial Condition the issuance of a news release announcing financial results for the first quarter of fiscal 2004.

               Bob Evans filed a Current Report on Form 8-K on September 3, 2003 reporting under Item 9. Regulation FD Disclosure the issuance of a news release announcing same-store sales for the month of August 2003.

               Bob Evans filed a Current Report on Form 8-K on September 26, 2003 reporting under Item 9. Regulation FD Disclosure the issuance of a news release announcing same-store sales for the month of September 2003.

                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BOB EVANS FARMS, INC.

                                     By:/s/ Stewart K. Owens
                                     ------------------------------------------
                                                   Stewart K. Owens
                                          Chairman and Chief Executive Officer
                                             (Principal Executive Officer)


                                     By:/s/ Donald J. Radkoski
                                     ------------------------------------------
                                                 Donald J. Radkoski*
                                               Chief Financial Officer
                                            (Principal Financial Officer)


       December 5, 2003
--------------------------------
             Date

*Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                INDEX TO EXHIBITS

                          Quarterly Report on Form 10-Q
                             Dated December 5, 2003

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