Form 10-Q
period 2004-01-23
EVANS BOB FARMS INC
filed 2004-03-08
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                January 23, 2004
                                --------------------------------------------
                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                                -----------------------------------------------

Commission file number                           0-1667
                                -----------------------------------------------

                              Bob Evans Farms, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            31-4421866
-------------------------------                             -------------------
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

Yes    X       No
     -----         -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X       No
     -----         -----

          As of February 20, 2004, the registrant had issued 42,638,118 common shares, of which 35,209,051 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               (Dollars in thousands)
                                                                          Jan. 23, 2004        April 25, 2003
                                                                          -------------        --------------
                                                                            Unaudited             Audited
ASSETS
Current assets
         Cash and equivalents                                              $    13,836           $     9,066
         Accounts receivable                                                    13,717                11,115
         Inventories                                                            17,758                16,872
         Deferred income taxes                                                   8,914                 8,914
         Prepaid expenses                                                        2,545                 1,975
                                                                           -----------           -----------
                  TOTAL CURRENT ASSETS                                          56,770                47,942

Property, plant and equipment                                                1,125,862             1,046,815
         Less accumulated depreciation                                         360,626               342,373
                                                                           -----------           -----------
                  NET PROPERTY, PLANT AND EQUIPMENT                            765,236               704,442

Other assets
         Deposits and other                                                      3,793                 3,112
         Long-term investments                                                  17,294                14,306
         Deferred income taxes                                                  13,222                13,222
         Goodwill                                                                1,567                 1,567
                                                                           -----------           -----------
                  TOTAL OTHER ASSETS                                            35,876                32,207
                                                                           -----------           -----------
                                                                           $   857,882           $   784,591
                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Line of credit                                                    $    32,450           $    32,255
         Current maturities of long-term debt                                    4,000                 4,000
         Accounts payable                                                       11,836                10,374
         Dividends payable                                                       4,206                 3,794
         Federal and state income taxes                                         25,884                10,720
             Accrued wages and related liabilities                              18,592                18,834
             Self insurance                                                     22,009                19,241
             Other accrued expenses                                             46,399                42,331
                                                                           -----------           -----------
                  TOTAL CURRENT LIABILITIES                                    165,376               141,549

Long-term liabilities
         Deferred compensation                                                  12,745                 8,554
         Deferred income taxes                                                  45,236                45,236
         Long-term debt                                                         25,333                28,333
                                                                           -----------           -----------
                  TOTAL LONG-TERM LIABILITIES                                   83,314                82,123

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000
            shares; issued 42,638,118 shares at January 23, 2004,
            and April 25, 2003                                                     426                   426
         Preferred stock, authorized 1,200 shares; issued 120
            shares at January 23, 2004, and April 25, 2003                          60                    60
         Capital in excess of par value                                        146,638               150,253
         Retained earnings                                                     598,322               558,147
         Treasury stock, 7,590,630 shares at January 23, 2004,
            and 8,144,025 shares at April 25, 2003, at cost                   (136,254)             (147,967)
                                                                           -----------           -----------
                  TOTAL STOCKHOLDERS' EQUITY                                   609,192               560,919
                                                                           -----------           -----------
                                                                           $   857,882           $   784,591
                                                                           ===========           ===========


    The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED


                                                               (Dollars in thousands, except per share amounts)

                                                              Three Months Ended                 Nine Months Ended
                                                       -------------------------------     -------------------------------
                                                       Jan. 23, 2004     Jan. 24, 2003     Jan. 23, 2004     Jan. 24, 2003
                                                       -------------     -------------     -------------     -------------
NET SALES                                                 $291,397          $271,252          $884,129          $825,874

    Cost of sales                                           84,049            73,689           249,791           216,800
    Operating wage and fringe benefit expenses             102,094            93,930           307,161           286,864
    Other operating expenses                                42,884            41,014           130,751           124,446
    Selling, general and administrative expenses            25,180            25,364            76,436            75,480
    Depreciation and amortization expense                   12,733            11,175            36,909            32,590
                                                          --------          --------          --------          --------
OPERATING INCOME                                            24,457            26,080            83,081            89,694

    Net interest expense                                       210               342             1,064             1,337
                                                          --------          --------          --------          --------

INCOME BEFORE INCOME TAXES                                  24,247            25,738            82,017            88,357

PROVISIONS FOR INCOME TAXES                                  8,656             9,005            29,280            30,922
                                                          --------          --------          --------          --------

NET INCOME                                                $ 15,591          $ 16,733          $ 52,737          $ 57,435
                                                          ========          ========          ========          ========


EARNINGS PER SHARE - BASIC                                $   0.45          $   0.48          $   1.52          $   1.62
                                                          ========          ========          ========          ========

EARNINGS PER SHARE - DILUTED                              $   0.44          $   0.47          $   1.49          $   1.60
                                                          ========          ========          ========          ========

CASH DIVIDENDS PER SHARE                                  $   0.12          $   0.11          $   0.36          $   0.33
                                                          ========          ========          ========          ========


     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                    (Dollars in thousands)

                                                                                       Nine Months Ended
                                                                               ---------------------------------
                                                                               Jan. 23, 2004       Jan. 24, 2003
                                                                               -------------       -------------
OPERATING ACTIVITIES:
  Net income                                                                     $  52,737           $  57,435

  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                36,909              32,590
       (Gain) loss on sale of assets                                                  (352)                142
       (Gain) loss on long-term investments                                         (1,711)              1,086
       Deferred compensation                                                         4,191               2,304
       Compensation expense attributable to stock plans                                931               1,170
       Cash provided by (used for) current assets
           and current liabilities:
          Accounts receivable                                                       (2,602)             (1,307)
          Inventories                                                                 (886)                166
          Prepaid expenses                                                            (570)             (1,843)
          Accounts payable                                                           1,462              (1,525)
          Federal and state income taxes                                            15,164              18,086
          Accrued wages and related liabilities                                       (242)             (1,391)
          Self insurance                                                             2,768               3,407
          Other accrued expenses                                                     4,984               5,729
                                                                                 ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          112,783             116,049

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                       (102,240)            (70,401)
  Purchase of long-term investments                                                 (1,602)             (4,049)
  Proceeds from sale of property, plant and equipment                                3,367                 958
  Other                                                                               (681)                166
                                                                                 ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                             (101,156)            (73,326)

FINANCING ACTIVITIES:
  Cash dividends paid                                                              (12,150)            (11,331)
  Line of credit                                                                       195             (21,600)
  Purchase of treasury stock                                                          --               (16,672)
  Principal payments on long-term debt                                              (3,000)             (3,000)
  Proceeds from issuance of treasury stock                                           8,098               6,083
                                                                                 ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                                               (6,857)            (46,520)
                                                                                 ---------           ---------

Increase (decrease) in cash and equivalents                                          4,770              (3,797)

Cash and equivalents at the beginning of the period                                  9,066               7,934
                                                                                 ---------           ---------

Cash and equivalents at the end of the period                                    $  13,836           $   4,137
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

          The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                (in thousands)
                                Three Months Ended              Nine Months Ended
                          -----------------------------   -----------------------------
                          Jan. 23, 2004   Jan. 24, 2003   Jan. 23, 2004   Jan. 24, 2003
     ----------------------------------------------------------------------------------
     Basic                       34,990          35,199          34,750          35,365
     Effect of dilutive
         stock options              682             525             637             642
                                 ------          ------          ------          ------
     Diluted                     35,672          35,724          35,387          36,007
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

                  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

                                                               (in thousands, except per share data)
                                                        Three Months Ended                   Nine Months Ended
                                                --------------------------------      --------------------------------
                                                Jan. 23, 2004      Jan. 24, 2003      Jan. 23, 2004      Jan. 24, 2003
     -----------------------------------------------------------------------------------------------------------------
     NET INCOME, AS REPORTED                       $   15,591         $   16,733         $   52,737         $   57,435
     ADD: stock-based employee compensation
     cost, net of related tax effects,
     included in reported net income                     --                   38               --                  112
     DEDUCT: Stock-based employee
     compensation cost, net of related tax
     effects, determined under the fair value
     method for all awards                             (1,151)            (1,041)            (3,116)            (3,121)
                                                   ----------         ----------         ----------         ----------
     NET INCOME, PRO FORMA                         $   14,440         $   15,730         $   49,621         $   54,426
                                                   ----------         ----------         ----------         ----------

     EARNINGS PER SHARE - BASIC
       As reported                                 $     0.45         $     0.48         $     1.52         $     1.62
       Pro forma                                   $     0.41         $     0.45         $     1.43         $     1.54

     EARNINGS PER SHARE - DILUTED
       As reported                                 $     0.44         $     0.47         $     1.49         $     1.60
       Pro forma                                   $     0.41         $     0.44         $     1.40         $     1.51

4.   Goodwill

          Goodwill, which represents the cost in excess of net assets acquired, was $1,567,000 at both January 23, 2004 and April 25, 2003. SFAS No. 142, Goodwill and Other Intangible Assets, requires an annual impairment test instead of amortization of goodwill. The company performs the annual test at the end of the fourth quarter. There was no goodwill amortization expense in either fiscal year 2004 or 2003.

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

                                                                           (in thousands)
                                                        Three Months Ended                  Nine Months Ended
                                                  -----------------------------     -----------------------------
                                                  Jan. 23, 2004   Jan. 24, 2003     Jan. 23, 2004   Jan. 24, 2003
      -----------------------------------------------------------------------------------------------------------
      Sales
        Restaurant Operations                          $233,159        $218,016          $727,090        $683,265
        Food Products                                    67,059          60,967           182,452         166,174
                                                       --------        --------          --------        --------
                                                        300,218         278,983           909,542         849,439
        Intersegment sales of food products              (8,821)         (7,731)          (25,413)        (23,565)
                                                       --------        --------          --------        --------
          Total                                        $291,397        $271,252          $884,129        $825,874
                                                       ========        ========          ========        ========

      Operating Income
        Restaurant Operations                          $ 17,894        $ 20,034          $ 70,314        $ 71,739
        Food Products                                     6,563           6,046            12,767          17,955
                                                       --------        --------          --------        --------
          Total                                        $ 24,457        $ 26,080          $ 83,081        $ 89,694
                                                       ========        ========          ========        ========

6.   New Accounting Standards

          The Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 02-16, Accounting by a Customer for Certain Consideration Received From a Vendor. Issue No. 02-16 requires that certain cash consideration (rebates) received by a customer from a vendor be classified in the customer's consolidated statements of income as a reduction of cost of sales. The company previously classified most rebates as a reduction of other operating expenses. The consensus is required to be applied to new arrangements entered into after Dec. 31, 2002, and permits the recasting of prior-period financial statements for comparative purposes provided that previously reported income would not change as a result of applying the consensus. Accordingly, previously reported cost of sales was reduced by $510,000 and $1,569,000 for the three-months and nine-months, respectively, ended January 24, 2003, with a corresponding increase to other operating expenses. Operating income was unaffected.

7.   Reclassifications

          Certain fiscal 2003 amounts have been reclassified to conform to the fiscal 2004 classification.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL OVERVIEW

     The company owns and operates 547 full-service, family restaurants in 22 states as Bob Evans Restaurants and Owens Restaurants. Revenue is recognized in the restaurant segment at the point of sale. The company also produces fresh and fully cooked pork products as well as distributes other complementary food products primarily to grocery stores in the East North Central, Mid-Atlantic, Southern and Southwestern United States. Frozen rolls, biscuits and entrees are distributed primarily to grocery stores in Ohio and various surrounding areas. Revenue in the food products segment is generally recognized when products are delivered to the retailer.

     The following table reflects data for the company's third fiscal quarter ended January 23, 2004, compared to the prior year's third fiscal quarter ended January 24, 2003. The consolidated information is derived from the accompanying consolidated statements of income. Also included is data for the company's two industry segments - restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.


(DOLLAR AMOUNTS ARE IN THOUSANDS)

                              CONSOLIDATED                      RESTAURANT                    FOOD PRODUCTS
                                RESULTS                          SEGMENT                          SEGMENT
                         ---------------------             ---------------------            --------------------
                          Q3               Q3               Q3               Q3              Q3             Q3
                         2004             2003             2004             2003            2004            2003
                         ----             ----             ----             ----            ----            ----
Net sales             $  291,397       $  271,252       $  233,159       $  218,016       $  58,238       $  53,236
Operating income      $   24,457       $   26,080       $   17,894       $   20,034       $   6,563       $   6,046
Cost of sales               28.9%            27.2%            24.7%            23.6%           45.6%           41.9%
Operating wages             35.0%            34.6%            40.5%            39.8%           13.0%           13.3%
Other operating             14.7%            15.1%            17.2%            17.6%            5.0%            5.1%
S.G.&A                       8.6%             9.4%             5.3%             5.5%           21.8%           24.9%
Depr. & amort                4.4%             4.1%             4.6%             4.3%            3.3%            3.4%
                      ----------       ----------       ----------       ----------       ---------       ---------
Operating income             8.4%             9.6%             7.7%             9.2%           11.3%           11.4%


RESTAURANT SEGMENT OVERVIEW

     The ongoing economic and industry-wide factors relevant to the restaurant segment include: competition, same-store sales (defined in the Sales section below), labor and fringe benefit expenses, commodity prices, energy prices, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the third quarter of fiscal 2004, the three factors that had the greatest impact on restaurant segment profitability were:

     1) lower same-store sales than management expected;

     2) higher commodity prices for the food items purchased; and

     3) increased costs associated with opening new restaurants.

     Third quarter same-store sales, which management had projected to increase approximately 2%, increased only 0.7% compared to the corresponding quarter a year ago. Management believes that severe weather conditions in December in the company's Midwestern and Northeastern markets as well as a lagging economic recovery in the Midwest negatively impacted same-store sales.

     Higher commodity prices - particularly for beef, chicken, pork, eggs and oils - put negative pressure on restaurant cost of sales in the third quarter. Had restaurant cost of sales in the third quarter of fiscal 2004 matched the rate in the corresponding quarter last year (24.7% vs. 23.6%), and all other factors remained constant, restaurant operating income would have been over $2.5 million higher in the third quarter this year.

     A shift in the timing of new restaurant openings resulted in a $1.5 million increase in pre-opening expenses in the third quarter compared to the corresponding quarter last year. This increase is reflected in both operating wages and other operating expenses with a corresponding decrease to restaurant operating income.

     All three of the factors are discussed further in the detailed sections that follow. However, the end result is that restaurant operating income declined $2.1 million, or 10.7%, in the third quarter this year compared to a year ago. Furthermore, the segment's operating income margin fell to 7.7% from 9.2% during the same periods.

         Mattingly Foods, Inc. ("Mattingly"), which has served as one of the company's distributors for over thirty years, purchases various restaurant supplies, food products and other items (collectively, "products") from a group of suppliers approved by the company and distributes them on a cost-plus basis to a substantial majority of the company's restaurants. Although Mattingly furnishes most products to these restaurants, the company believes the products can be supplied by other distributors and has not experienced any material or continued shortage of products distributed by Mattingly.

FOOD PRODUCTS SEGMENT OVERVIEW

     The ongoing economic and industry-wide factors relevant to the food products segment include: hog costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the third quarter of fiscal 2004, the two factors that had the greatest impact on food products segment profitability were:

     1) higher than expected sales growth; and

     2) changes in hog costs.

Food products segment net sales increased 9.4% in the third quarter of fiscal 2004 compared to the same period last year, although management had projected an increase of approximately 7%. The higher net sales were driven by a combination of a 6.6% increase in pounds sold of comparable products (principally sausage and refrigerated potatoes) and less discounting (via promotional spending). Promotional spending represents sales incentives in the form of "off-invoice" deductions, cooperative advertising programs and coupons, which are all classified as a reduction of net sales. The decrease in promotional spending, which did not significantly lessen sales volume, resulted in a higher net sales price and better profit margins for the products sold.

     Hog costs represent the majority of food products segment cost of sales, and the volatile nature of hog costs greatly impacts the profitability of the segment. Compared to the third fiscal quarter a year ago, hog costs increased 27.5% in this year's third fiscal quarter. This increase caused cost of sales in the food products segment to increase from 41.9% to 45.6% of sales in the corresponding periods.

     The significant sales increase in the food products segment provided improved leverage of most expenses, and despite the higher hog costs, a higher profit in the segment. The segment's operating income increased $0.5 million, or 8.6%, in the third quarter of fiscal 2004 compared to last year's corresponding period.

SALES

     Consolidated net sales increased 7.4% to $291.4 million in the third quarter of fiscal 2004 compared to the corresponding quarter last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $15.1 million and $5.0 million, respectively. Restaurant sales accounted for 80.0% of consolidated sales in the quarter. For the nine-month period ended January 23, 2004, consolidated net sales increased $58.3 million, or 7.1%, compared to the previous year.

     Restaurant sales increased $15.1 million, or 6.9%, in the third quarter of fiscal 2004 and $43.8 million, or 6.4%, through nine months of fiscal 2004 compared to the corresponding periods a year ago. The third quarter increase was the result of more restaurants in operation (547 at quarter end versus 507 a year ago) and a 0.7% increase in same-store sales. The same-store sales increase included an average menu price increase of 2.0% in the third quarter. Restaurant same-store sales computations are based on net sales of stores open two full fiscal years as of the beginning of the fiscal year and are measured in comparison to the corresponding period in the prior year. Sales of stores to be rebuilt are excluded from the computation beginning in the period that construction commences on the replacement building. Sales of closed stores are excluded from the computation beginning in the period of closure.

     The chart below summarizes the restaurant openings and closings during the last seven quarters:

                      Beginning      Opened     Closed     Ending
--------------------------------------------------------------------
Fiscal 2004
   1st quarter           523            3          2         524
   2nd quarter           524           11          0         535
   3rd quarter           535           12          0         547

Fiscal 2003
   1st quarter           495            0          0         495
   2nd quarter           495            4          0         499
   3rd quarter           499            8          0         507
   4th quarter           507           17          1         523

     In the third quarter of fiscal 2004, 12 new restaurants were opened compared to 8 in the third quarter a year ago. The company expects to open approximately 11 additional restaurants in fiscal 2004. Two under-performing restaurants were closed in the first quarter of fiscal 2004.

     The food products segment experienced a sales increase of $5.0 million, or 9.4%, in the third quarter of fiscal 2004 and $14.4 million, or 10.1%, through nine months of fiscal 2004 compared to the corresponding periods a year ago. The third quarter sales increase was due to a 6.6% increase in the volume of products sold (principally sausage products and refrigerated potatoes) in the third quarter of fiscal 2004 versus fiscal 2003. Comparable pounds sold is calculated using the same products in both periods and excludes new products. The increase in volume was reflective of the strength in the company's core sausage products, refrigerated potato products and the reformulated Bob Evans Express fully cooked sausage links. A $1.1 million decrease in promotional spending also contributed to the increase in sales.

COST OF SALES

     Consolidated cost of sales (cost of materials) was 28.9% of sales in the company's third quarter and 28.3% through nine months of fiscal 2004 compared to 27.2% and 26.3%, respectively, in the corresponding periods a year ago.

     In the third quarter, cost of sales (predominantly food cost) increased significantly in the restaurant segment from 23.6% of sales last year to 24.7% of sales this year. Most of this increase was attributable to cost increases in a number of the commodity food items purchased, such as beef, oils, eggs, chicken and pork. Additional cost pressures were due to a shift in product mix as the company featured its Dinner Sensations, which carry an above-average food cost. Restaurant segment cost of sales was 24.3% of sales year-to-date versus 23.8% a year ago.

     The food products segment increase in cost of sales (45.6% of sales in this year's third quarter versus 41.9% last year) was due to higher hog costs, which averaged $34.75 per hundredweight for the third quarter of fiscal 2004 compared to $27.25 per hundredweight in the corresponding period last year - a 27.5% increase. The company expects a slight increase in hog costs for the remainder of the fiscal year. The food products segment cost of sales ratio was 46.3% of sales year-to-date versus 38.2% of sales a year ago. Year-to-date, hog costs averaged $36.15 per hundredweight this year versus $25.35 per hundredweight last year - an increase of 42.6%.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

     Consolidated operating wage and fringe benefit expenses ("operating wages") were 35.0% of sales in the third quarter and 34.7% of sales through nine months of fiscal 2004 compared to 34.6% and 34.7% of sales in the corresponding periods last year. The operating wage ratio increased in the restaurant segment but decreased in the food products segment.

     In the restaurant segment, the increase in operating wages was attributable to higher hourly and management wage expense. Approximately one-half of the increase was due to increased training costs associated with new store openings. The remaining increase was due mostly to the fact that wages were not as well leveraged due to lower-than-expected same-store sales. Restaurant operating wages were 39.3% of sales through nine months of fiscal 2004 versus 39.0% of sales last year.

     In the food products segment, the operating wages ratio decreased to 13.0% of sales in the third quarter of fiscal 2004 compared to 13.3% of sales in the corresponding period a year ago. The improvement was primarily due to significantly increased sales, resulting in more leverage of wage expense in the fiscal 2004 period. Operating wages were 13.5% of sales through nine months of fiscal 2004 compared to 14.4% of sales last year.

OTHER OPERATING EXPENSES

     Over 93% of other operating expenses ("operating expenses") occurred in the restaurant segment in the third quarter and through nine months of both fiscal 2004 and fiscal 2003. The most significant components of operating expenses were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than federal and state income taxes) and credit card processing fees. Consolidated operating expenses were 14.7% of sales for the third quarter and 14.8% of sales through nine months of fiscal 2004 compared to 15.1% of sales in the corresponding periods last year.

     In the restaurant segment, operating expenses improved to 17.2% of sales in the third quarter of fiscal 2004 compared to 17.6% of sales in the corresponding period a year ago. The improvement was due mostly to lower advertising expense and credit card processing fees partially offset by higher costs associated with new store openings. Year-to-date, operating expenses in the restaurant segment were 16.8% of sales in fiscal 2004 versus 17.0% of sales a year ago.

     In the food products segment, the operating expense ratio improved slightly from 5.1% of sales in last year's third quarter to 5.0% of sales in the third quarter of fiscal 2004. The improvement was a result of the significant increase in sales, resulting in a better leverage of costs. Year-to-date, operating expenses were 5.3% of sales this year versus 5.7% of sales a year ago.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses ("S, G & A expenses") were 8.6% of sales in the third quarter and through nine months of fiscal 2004 compared to 9.4% and 9.1% of sales in the corresponding periods last year. The most significant components of S, G & A expenses were wages, fringe benefits and food products segment advertising expenses. The decrease as a percentage of sales in both periods of fiscal 2004 was due mostly to significantly increased sales in the food products segment resulting in improved leverage of S,G&A expenses compared to a year ago. Lower advertising expenses in the food products segment also contributed to the improvement.

TAXES

     The effective combined federal and state income tax rates were 35.7% in fiscal 2004 versus 35.0% in fiscal 2003. The company anticipates the effective tax rate for fiscal 2004 to remain at approximately 35.7%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit are also used for liquidity needs, capital expansion and repurchases of Bob Evans stock. Bank lines of credit available total $70.0 million, of which $32.5 million was outstanding at January 23, 2004.

     Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $102.2 million through the third quarter of fiscal 2004 compared to $70.4 million for the same period of fiscal 2003. The increase was due primarily to more stores opened and under construction in the current year as compared to fiscal 2003. The company estimates that its capital expenditures during the fourth quarter of fiscal 2004 will approximate $23 million.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not Applicable


ITEM 5.  OTHER INFORMATION.  Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

             Exhibit
               No.     Description                                Location
             -------   -----------                                --------

             31.1      Rule 13a-14(a)/15d-14(a) Certification     Filed herewith
                       (Principal Executive Officer)

             31.2      Rule 13a-14(a)/15d-14(a) Certification     Filed herewith
                       (Principal Financial Officer)

             32.1      Section 1350 Certification (Principal      Filed herewith
                       Executive Officer)

             32.2      Section 1350 Certification (Principal      Filed herewith
                       Financial Officer)

         (b) Reports on Form 8-K:

             Bob Evans filed a Current Report on Form 8-K on November 5, 2003 reporting under Item 9. Regulation FD Disclosure the issuance of a news release announcing a quarterly dividend for the second quarter of fiscal 2004 and same-store sales for the month of October 2003.

             Bob Evans filed a Current Report on Form 8-K on November 10, 2003 reporting under Item 12. Results of Operations and Financial Condition the issuance of a news release announcing financial results for the second quarter of fiscal 2004.

             Bob Evans filed a Current Report on Form 8-K on December 3, 2003 reporting under Item 9. Regulation FD Disclosure the issuance of a news release announcing same-store sales for the month of November 2003.

             Bob Evans filed a Current Report on Form 8-K on January 7, 2004 reporting under Item 9. Regulation FD Disclosure the issuance of a news release announcing same-store sales for the month of December 2003 and under Item 12. Results of Operations and Financial Condition the issuance of a news release announcing earnings expectations for the third quarter of fiscal 2004.

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


                                        BOB EVANS FARMS, INC.



                                        By: /s/ Stewart K. Owens
                                            ------------------------------------
                                                      Stewart K. Owens
                                            Chairman and Chief Executive Officer
                                                (Principal Executive Officer)


                                        By: /s/ Donald J. Radkoski
                                            ------------------------------------
                                                     Donald J. Radkoski*
                                                   Chief Financial Officer
                                                (Principal Financial Officer)


     March 8, 2004
-----------------------
         Date


*Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                INDEX TO EXHIBITS

                          Quarterly Report on Form 10-Q
                               Dated March 8, 2004

                              Bob Evans Farms, Inc.


Exhibit No.       Description                                 Location
-----------       -----------                                 --------

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