Form 10-K
period 2004-04-30
EVANS BOB FARMS INC
filed 2004-07-14
CIK 33769

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended April 30, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from      to

                          Commission File Number 0-1667

                              Bob Evans Farms, Inc.
             (Exact name of registrant as specified in its charter)


              Delaware                                      31-4421866
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

3776 South High Street, Columbus, Ohio                       43207
Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (614) 491-2225

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock with $.01 par value
                                (Title of class)

                      The Exhibit Index begins at page 30.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes x No ___

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $961,415,171 as of Oct. 24, 2003.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 35,281,258 shares of the registrant's common stock, $.01 par value per share, were outstanding at July 7, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the registrant's annual report to stockholders for the fiscal year ended April 30, 2004, are incorporated by reference into
            Part II of this Annual Report on Form 10-K.

      2. Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on Sept. 13, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

Bob Evans Farms, Inc. was incorporated on Nov. 4, 1985, under the laws of the State of Delaware. It is the successor by merger to Bob Evans Farms, Inc., an Ohio corporation incorporated in 1957.

Bob Evans Farms, Inc. and its direct and indirect subsidiaries are collectively referred to as the "company." The following is a summary of the company's business prior to its acquisition of SWH Corporation (d/b/a Mimi's Cafe) on July 7, 2004, which is discussed further under the caption "Recent Developments."

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

The company's business is divided into two principal industry segments: the ownership and operation of a chain of full-service, family-casual restaurants located in 22 states and the manufacture, distribution and sale of fresh and fully cooked pork products and other complementary food products in 30 states.

RESTAURANT SEGMENT OPERATIONS

General

As of the end of fiscal 2004, the company operated a total of 558 full-service, family restaurants under the Bob Evans Restaurant, Bob Evans Restaurant & General Store and Owens Restaurant names. The company experienced a same-store sales increase of 1.2 percent in fiscal 2004 as compared to a 1.4 percent decrease during fiscal 2003 in its restaurant segment.

All of the company's family-casual restaurants feature a wide variety of homestyle menu offerings designed to appeal to its diverse customer base, primarily families. Breakfast entrees, including traditional items and unique specialty offerings, are served all day. The restaurants are typically open from 6 a.m. until 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday for most locations. Average guest checks for breakfast, lunch and dinner at the end of fiscal 2004 were $6.35, $7.07 and $7.65, respectively, for an average of $7.00 for all day parts. Approximately 66 percent of total revenues from restaurant operations are generated from 6 a.m. to 4 p.m., with the balance generated from 4 p.m. to closing. Sales on Saturday and Sunday account for approximately 40 percent of a typical week's revenues.

The company's restaurants are supplied with food and other inventory items (other than sausage products and related meat items) by five independent food and non-food distributors twice a week. Mattingly Foods, Inc. ("Mattingly"), which has served as one of the company's distributors for more than 30 years, purchases various restaurant supplies, food products and other items from a group of suppliers approved by the company and distributes them on a cost-plus basis to a substantial majority of the company's restaurants. Although Mattingly furnishes most products to these restaurants, the company believes the products can be readily supplied by other distributors and has not experienced any material or continued shortage of the products distributed by Mattingly. Sausage products and other Bob Evans meat items are supplied by the company to each restaurant by the company's driver-salesmen, with the exception of the restaurants located in Florida, Kansas, Massachusetts, Mississippi, New York, North Carolina, South Carolina and Tennessee and parts of Kentucky, Michigan, Missouri, Pennsylvania, Virginia and West Virginia, which are supplied by the aforementioned food distributors.

The following table sets forth the number, type and location of restaurants operated by the company as of the end of the 2004 fiscal year.

                   RESTAURANTS IN OPERATION AT APRIL 30, 2004

                                               General                    Total
                              Traditional       Stores     Owens       Restaurants
                              -----------       ------     -----       -----------
Delaware                             6                                       6
Florida                             42                                      42
Illinois                            20                                      20
Indiana                             60                                      60
Iowa                                 1                                       1
Kansas                               3                                       3
Kentucky                            21                                      21
Maryland                            25                                      25
Massachusetts                        1                                       1
Michigan                            52                                      52
Mississippi                          1                                       1
Missouri                            18            1                         19
New Jersey                           3                                       3
New York                            13                                      13
North Carolina                      16                                      16
Ohio                               182            2                        184
Pennsylvania                        31            1                         32
South Carolina                       4            1                          5
Tennessee                            3            1                          4
Texas                                                        9               9
Virginia                            15                                      15
West Virginia                       25            1                         26
TOTAL                              542            7          9             558

During fiscal 2004, the company opened 37 new restaurants. The majority of these new restaurants are located in the company's core markets, primarily in the Midwest and East Coast.

From time to time, restaurants are evaluated and closed due to a changing market, poor performance or a change in access or building safety. During fiscal 2004, two traditional Bob Evans Restaurants were closed in Greenville, N.C., and Indianapolis, due to their inability to perform to company expectations.

The company has typically opened restaurants in areas where a strong consumer awareness and acceptance of its sausage products have been established over the years. It has deviated from this practice only in Florida, Mississippi, North Carolina and South Carolina, where the company's driver-salesmen do not distribute Bob Evans Sausage for retail sale.

Also, during fiscal 2004, the company rebuilt nine restaurants and remodeled 50 restaurants to various degrees. The company believes that rebuilding its older restaurants increases customer satisfaction and same-store sales.

Seasonality

Certain restaurants located near major interstate highways generally experience increased revenues during the summer travel season.

Restaurant Expansion

During fiscal 2005, the company plans to build and open approximately 40 new restaurants, most of which will be constructed in the company's established markets. Future restaurant growth will depend on the availability of sites at prices that are projected to meet or exceed the company's desired returns, as well as growth trends in consumer demand for mid-scale, family restaurants. During fiscal 2005, the company plans to rebuild 11 restaurants and remodel approximately 40 restaurants to various degrees, including major remodels and expansions to minor equipment and decor updates. The restaurant remodel/rebuild plan, which requires significant capital expenditures, demonstrates the company's commitment to customer service and satisfaction. Restaurant capital expenditures for fiscal 2005 are estimated to be approximately $107 million compared to $121 million in fiscal 2004.

Carryout Business

During fiscal 2004, carryout business in the company's restaurants accounted for approximately 6 percent of the total revenues generated by the restaurant segment. To increase carryout business and customer satisfaction, the company continues to include Carry Home Kitchen, an enhanced carryout area, in all new locations. Through dedicated staffing and facilities, Carry Home Kitchens not only better serve carryout customers, but also increase eat-in dessert sales as a result of the awareness generated by the added dessert case. While the company's restaurants do not offer drive-through service, the company is currently testing curb-side carryout. The company plans to expand carryout business during fiscal 2005 by enhancing marketing programs to increase consumer awareness.

Retail Sales of Goods

The company offers retail gifts, food items and other novelties for sale on a limited basis in its traditional restaurants' Corner Cupboard area and on a much larger scale in its seven Bob Evans Restaurants & General Stores. The company introduced retail Corner Cupboards in new restaurants, rebuilds and five existing units during fiscal 2004. Continuing the success of this program, the company plans to include Corner Cupboard retail areas during fiscal 2005 in all new and rebuilt restaurants, as well as nine existing restaurants, which will bring the total to approximately 389 restaurants at year-end.

Competition

The company's restaurant segment is engaged in an intensely competitive business. The company's restaurants compete for favorable expansion sites and customers with both local and national family, casual and fast-food restaurant chains, as well as with individual restaurant operators. The line continues to blur between family and casual restaurants. In the strictest sense, the company's restaurants continue to operate in the family-dining segment. However, with attractive portions and lower price points, the company's restaurants are increasingly challenging the company's casual dining competitors in terms of food quality and value perceptions, and in fact, the company now classifies its concept as "family casual." Competition in the restaurant industry lies in price/value, menu variety, relevance and brand image. The company's restaurant segment sales are not a significant factor in the overall restaurant business in the company's market areas.

Labor and Fringe Benefit Expense

Labor and fringe benefit expense in the restaurant segment accounted for 39.6 percent of sales in fiscal 2004 as compared to 39.2 percent in fiscal 2003. The increase in 2004 was attributable mainly to higher hourly and management wages resulting from increased training costs associated with new store openings. Also contributing to the increase was the fact that wages were not as well leveraged due to lower-than-expected same-store sales.

Sources and Availability of Raw Materials

Menu mix in the restaurant segment is varied enough that raw materials historically have been readily available. However, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. Cost of sales accounted for approximately 24.4 percent of restaurant segment sales during fiscal 2004, in comparison with 23.6 percent during fiscal 2003. Restaurant segment food costs were impacted by menu price increases, high raw material prices and sales mix. The company experienced price increases on many commodity items, including beef, chicken, pork, eggs, oils and dairy items. The company anticipates that food costs may be close to fiscal 2004 levels during fiscal 2005.

Marketing

The company spent approximately $34 million marketing the restaurant segment during its 2004 fiscal year. Approximately 77 percent of the marketing dollars were spent on television, radio, print and outdoor advertising to build and maintain brand awareness. The remaining 23 percent was spent primarily on in-store merchandising/menus, kids' marketing programs and local-store marketing. The company typically limits the use of coupons to certain outlying markets to encourage trial with new or infrequent customers. The company expects marketing expense as a percent of sales for fiscal 2005 to be consistent with fiscal 2004 levels.

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

To meet a wide range of consumer needs, the company tested a Low Carb and Lighter Fare menu insert in the spring of 2004 that highlights various dieting choices. Plans call for this supplemental menu to be introduced systemwide in the summer of 2004. In the fall of 2004, the company plans to introduce new Dinner Sensations combos, a line of dinner entrees offering consumers the choice of two of the following: shrimp, salmon, chicken or steak. Since the introduction of the company's new children's program in fiscal 2003, sales of kids meals have increased significantly. New, kid-friendly menu items and educational activities which are updated monthly keep the program fresh. Research and development expenses, to date, have not been material.

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

FOOD PRODUCTS SEGMENT OPERATIONS

Principal Products and Procurement Methods

The company's traditional business in its food products segment is the production, distribution and sale of approximately 40 varieties of fresh, smoked and fully cooked pork sausage and ham products under the brand names of Bob Evans, Owens Country Sausage and Country Creek Farm. In addition to the company's well-known meat offerings, the company also sells a number of other complementary food items in the frozen and refrigerated areas of grocery stores. During fiscal 2004, the company expanded its Bob Evans food products offerings by introducing refrigerated Bob Evans Special Recipe Macaroni & Cheese; Large Sausage Cheeseburger Snackwiches; Bacon, Egg & Cheese Burrito Snackwiches; and frozen Sausage Gravy and Biscuits. Several items in the Bob Evans and Owens product lines, including Snackwiches, are microwaveable convenience items for meals and snacks. New offerings are being well-received as refrigerated potato and macaroni & cheese side items are becoming a larger percentage of the company's food products volume and sales of reformulated Express fully cooked sausage links continue to increase at a rapid rate.

The company continues to devote time and effort on both new product development and sales of its retail products to institutional and foodservice purchasers. Specialty items for the company's institutional and foodservice customers are made to their specifications and include sausage links and patties, sausage gravy and biscuit sandwiches. Although foodservice sales do not generate margins as high as sales of branded items, they provide the company with incremental volume in its production plants. During fiscal 2004, foodservice sales accounted for approximately 10 percent of the company's food products gross sales compared to 9 percent in fiscal 2003. Foodservice sales are expected to remain relatively constant in fiscal 2005.

The following table depicts the percentage of the company's food products segment revenues generated through sales of its Bob Evans, Owens Country Sausage and Hickory Specialties products during the last three fiscal years.



                                                     Percentage of Food Products Segment Revenues

                                                                  FISCAL YEAR ENDED
                                       ------------------------------------------------------------------------
                                       APRIL 30, 2004               APRIL 25, 2003               APRIL 26, 2002
                                       --------------               --------------               --------------
Sales of Bob Evans                           79%                          78%                         76%
  Products

Sales of Owens                               21%                          22%                         21%
  Country Sausage
  Products

Sales of Hickory                             0%                           0%                           3%
  Specialties Products*

*On Oct. 5, 2001, the company sold Hickory Specialties, Inc. to an unrelated third party.

The company's retail pork sausage products are produced in the company's seven processing plants located in Galva, Ill.; Hillsdale, Mich.; Bidwell, Springfield and Xenia, Ohio; and Sulphur Springs and Richardson, Texas. In the fall of 2003, the company opened the production facility in Sulphur Springs to allow expansion of convenience products for both Bob Evans and Owens. The Bidwell, Springfield, Hillsdale and Richardson plants also manufacture the products sold to foodservice distributors. The company operates a distribution center in Springfield, Ohio, which serves as a hub for the company's direct store distribution system.

The company procures live hogs at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Carolina, Ohio, Oklahoma, Pennsylvania, South Dakota, West Virginia, Wisconsin, Texas and Canada. Live hogs procured in these markets are purchased by an employee of the company. Live hogs are then transported overnight directly from the various markets and farms from which they were purchased to five of the company's processing plants where they are slaughtered and processed into various pork sausage products. These products, in turn, are shipped daily from the processing plants for distribution to the company's customers. The company generally has not experienced difficulty in procuring live hogs for its pork sausage products. The company has not traditionally contracted in advance for the purchase of live hogs, although it may do so with limited quantities in fiscal 2005.

Distribution Methods

Products distributed under the Bob Evans brand name are distributed to retail customers in two ways:

(1) Primarily, the direct store delivery system is used for the retail distribution of the sausage and other refrigerated products bearing the Bob Evans brand name. Ninety driver-salesmen, driving company-owned refrigerated trucks, deliver the company's products directly to approximately 5,400 grocery stores.

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

(2) Seventeen driver-salesmen, driving company-owned refrigerated trucks, and various broker networks deliver products to grocery stores.

The marketing territory for Owens brand products includes Arizona, Arkansas, Colorado, Louisiana, New Mexico, Oklahoma and Texas, and portions of Kansas, Mississippi and Nevada.

Distribution to the company's foodservice customers is accomplished through food brokers and distributors.

Inventory Levels

Most of the company's food products are highly perishable and require proper refrigeration. Shelf life of the products ranges from 18 to 49 days for refrigerated products. Due to the highly perishable nature and short shelf life of the company's food products, the company's processing plants normally process only enough product to fill existing orders. Therefore, the company maintains minimal inventory levels because such products are generally manufactured only to meet existing demand and are delivered to retail outlets within three days after processing.

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

Marketing

During the 2004 fiscal year, the company spent approximately $8 million marketing its food products under the Bob Evans and Owens brand names. Approximately 80 percent of this amount was spent on broadcast media programs to build and maintain brand awareness and the remaining 20 percent was spent on other promotional activities.

Dependence on a Single Customer

Bob Evans and Owens products are available to more than 50 percent of the population of the continental United States through more than 14,900 retail grocery stores. The company's food products segment is not dependent upon a single customer or group of affiliated customers.

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

Expansion of Distribution Area

The company is currently evaluating additional markets for possible expansion, which could occur during fiscal 2005 or later.

Profit Margins Related to Sausage Production

Profit margins relating to sausage production are normally more favorable during periods of lower live hog costs. During fiscal 2004, hog prices averaged $37.99 per hundredweight as compared to $26.46 per hundredweight during fiscal 2003. The company believes live hog costs will increase during fiscal 2005 over the 2004 average.

GENERAL

Employees

The company employed 40,640 persons in the restaurant segment and 1,395 persons in the food products segment as of April 30, 2004.

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

                                                                FISCAL YEAR ENDED
                                                              (Dollars in thousands)
                                            ------------------------------------------------------
                                            April 30,              April 25,             April 26,
                                              2004                   2003                  2002
                                            --------               --------               --------
Sales:
     Restaurant Operations:                 $984,896               $902,345               $870,257
     Intersegment Sales of
       Food Products:                       $ 35,272               $ 30,828               $ 30,814
     Food Products (excluding
      intersegment sales):                  $213,101               $188,992               $191,589

Operating Income:
     Restaurant Operations:                 $ 95,878               $ 92,896               $ 85,009
     Food Products:                         $ 17,423               $ 24,237               $ 18,854

Identifiable Assets:
     Restaurant Operations:                 $749,599               $680,843               $626,318
     Food Products:                         $ 76,933               $ 65,472               $ 60,713

RECENT DEVELOPMENTS

On July 7, 2004, Mimi's Cafe, LLC, a newly formed wholly-owned subsidiary of Bob Evans Farms, Inc., acquired SWH Corporation (d/b/a Mimi's Cafe) for approximately $103 million in cash, plus the assumption of approximately $79 million of outstanding indebtedness.

SWH Corporation, based in Tustin, Calif., operates 81 company-owned Mimi's Cafe restaurants in 10 states, with most of the locations in California and other western states. The restaurants are open for breakfast, lunch and dinner, and offer a wide variety of freshly prepared food in an atmosphere reminiscent of a New Orleans cafe or a European bistro. Mimi's Cafe restaurants serve beer and wine, and operate in the casual segment of the restaurant industry, with a per-person check average of approximately $9.50. Total revenues for SWH Corporation were $240.5 million for calendar year 2003, and average restaurant sales were $3.3 million per unit.

The acquisition was financed through a committed credit facility of approximately $183 million; the proceeds of which were used to purchase all of the outstanding stock of SWH Corporation, repay existing indebtedness of SWH Corporation and pay certain transaction expenses. The credit facility is expected to be refinanced on or about July 28, 2004 through a private placement of approximately $190 million in debt securities.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). In addition, certain statements in future filings by the company with the SEC, in press releases and in oral and written statements made by or with the approval of the company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include statements of plans and objectives of the company or its management or board of directors; statements regarding future economic performance; and statements of assumptions underlying such statements. Words such as "plan," "believes," "anticipates," "expects" and "intends" and similar expressions are intended to, but are not the exclusive means of, identifying those statements.

Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including, without limitation:

      -     Changes in hog costs

      - The possibility of severe weather conditions where the company operates its restaurants

      -     The availability and cost of acceptable new restaurant sites

      -     Shortages of restaurant labor

      - Acceptance of the company's restaurant concepts into new geographic areas

      - Accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of Mimi's Cafe

      - Unanticipated changes in business and economic conditions affecting Mimi's Cafe

      - Other risks disclosed from time to time in the company's securities filings and press releases

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

ITEM 2. PROPERTIES.

The following provides a brief summary of the location and general character of the company's principal plants and other physical properties as of April 30, 2004.

The company owns its principal executive offices located at 3776 S. High St., Columbus, Ohio. The company also owns a 937-acre farm located in Rio Grande, Ohio, and a 30-acre farm located in Richardson, Texas. The two farm locations support the company's heritage and image through educational and recreational tourist activities.

Restaurant Segment

Of the 558 restaurants operated by the company, 489 properties are owned by the company and 69 are leased from unaffiliated persons. Five additional lease agreements have been signed for Bob Evans Restaurants to be built during fiscal 2005. All lease agreements contain either multiple renewal options or options to purchase.

Food Products Segment

The food products segment has seven sausage-manufacturing plants located in Galva, Ill.; Hillsdale, Mich.; Bidwell, Springfield, and Xenia, Ohio; and Sulphur Springs and Richardson, Texas; and a distribution center in Springfield, Ohio. All of these properties are owned by the company. The company believes that its manufacturing facilities have adequate capacity to serve their intended purpose at this time and in the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF BOB EVANS FARMS, INC.

The following table sets forth the executive officers of Bob Evans Farms, Inc. and certain information with respect to each executive officer as of July 15, 2004. The executive officers are appointed by and serve at the pleasure of the board of directors.

                                                     Principal Occupations for Past Five Years
          Name                Age                              and Other Information
          ----                ---                              ---------------------
Russell W. Bendel(1)          50            President, Chief Executive Officer and director of SWH
                                            Corporation (d/b/a Mimi's Cafe) since April 2004; President and director of SWH Corporation from July 2001 to April
                                            2004;  President of Roy's Restaurants, a joint venture of
                                            Outback Steakhouse, Inc. and restaurateur Roy Yamaguchi,
                                            from July 1999 to May 2001; joint venture partner with
                                            Outback Steakhouse, Inc. from July 1995 to June 1999;
                                            officer since the acquisition of SWH Corporation on
                                            July 7, 2004.
Scott D. Colwell              46            Senior Vice President of Marketing of Bob Evans Farms, Inc.
                                            since 2000; served as Vice President of Microllenium, Inc., an information technology provider, January to April 2000; Vice
                                            President of Marketing at the Friendly Ice Cream
                                            Corporation, a family restaurant and ice cream manufacturing company, from 1996 to 1999; 4 years as an officer of Bob Evans
                                            Farms, Inc.
Mary L. Cusick                48            Senior Vice President of Investor Relations and Corporate
                                            Communications since 2000; Vice President of Corporate
                                            Communications from 1990 to 2000; 14 years as an officer of
                                            Bob Evans Farms, Inc.
Joe L. Gillen                 55            Senior Vice President of Restaurant Operations since 1993;
                                            16 years as an officer of Bob Evans Farms, Inc.
Randall L. Hicks              44            Executive Vice President of Restaurant Operations since
                                            2004; Senior Vice President of Restaurant Operations 2003 to
                                            2004; Vice President of Restaurant Operations from 1994 to
                                            2003; 10 years as an officer of Bob Evans Farms, Inc.
Rinzy J. Nocero               50            Senior Vice President of Restaurant Operations since 1993;
                                            16 years as an officer of Bob Evans Farms, Inc.
Stewart K. Owens              49            Chairman of the Board, Chief Executive Officer, President
                                            and Chief Operating Officer since 2001; Chief Executive
                                            Officer, President and Chief Operating Officer from 2000 to
                                            2001; President and Chief Operating Officer from 1995 to
                                            2000; 14 years as an officer of Bob Evans Farms, Inc.
Donald J. Radkoski            49            Chief Financial Officer, Treasurer and Secretary since 2000;
                                            Chief Financial Officer and Treasurer from 1994 to 2000; 16 years as an officer of Bob Evans Farms, Inc.

Tod P. Spornhauer              38            Senior Vice President of Finance, Controller, Assistant
                                             Treasurer and Assistant Secretary since 2003; Vice President of Finance and Controller from 1998 to 2003; 6 years as an officer of Bob Evans Farms, Inc.
Roger D. Williams              53            Executive Vice President of Food Products Division since
                                             1997; 24 years as an officer of Bob Evans Farms, Inc.


--------------
(1)  Pursuant to the terms of the acquisition of SWH Corporation on July 7, 2004, Mr. Bendel and
     SWH Corporation entered into a new employment agreement pursuant to which Mr. Bendel maintained his position as the President and Chief Executive Officer of SWH Corporation.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

In accordance with General Instruction G(2), the information called for in Item 201(a) through (c) of Regulation S-K is incorporated herein by reference to Note H, Quarterly Financial Data (Unaudited), to the company's consolidated financial statements located on page 30 of the Bob Evans Farms, Inc. Annual Report to Stockholders for the fiscal year ended April 30, 2004 ("the 2004 Annual Report to Stockholders").

The following table provides information on Bob Evans Farms, Inc.'s purchases of its common stock during the three fiscal months ended April 30, 2004:

                                                                       TOTAL NUMBER OF
                                                                      SHARES PURCHASED AS          MAXIMUM NUMBER OF
                                                                        PART OF PUBLICLY          SHARES THAT MAY YET
                            TOTAL NUMBER OF        AVERAGE PRICE        ANNOUNCED PLANS            BE PURCHASED UNDER
     PERIOD                SHARES PURCHASED        PAID PER SHARE         OR PROGRAMS            THE PLANS OR PROGRAMS
     ------                ----------------        --------------         -----------            ---------------------
1/24/04 - 2/20/04                  145(a)               $32.33                    0
2/21/04 - 3/19/04                    0                      --                    0
3/20/04 - 4/30/04               99,800(b)               $31.78               99,800(b)
Total                           99,945                  $31.78               99,800(b)                    0

      (a) Represents 145 shares of common stock repurchased by Bob Evans Farms, Inc. in connection with employee stock-for-stock exercises of stock options.

      (b) In May 2003, the board of directors of Bob Evans Farms, Inc. authorized a share repurchase program for fiscal 2004. The program authorized Bob Evans Farms, Inc. to repurchase, through April 30, 2004, up to 2 million shares of its outstanding common stock. During fiscal 2004, Bob Evans Farms, Inc. repurchased 99,800 shares for approximately $3.2 million under this program at an average price per share of $31.78. The repurchased common stock is reflected as a reduction of stockholders' equity. The share repurchase program for fiscal 2004 expired on April 30, 2004.

ITEM 6. SELECTED FINANCIAL DATA.

In accordance with General Instruction G(2), the financial information for fiscal years 2000 through 2004 contained under the sub caption Consolidated Financial Review, located on page 19 of the 2004 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

In accordance with General Instruction G(2), the information contained under the caption Management's Discussion and Analysis of Selected Financial Information and Management's Discussion of Risk Factors, located on pages 33 through 39 of the 2004 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in Note A, Summary of Significant Accounting Policies, to the company's consolidated financial statements located on pages 24 through 26 of the 2004 Annual Report to Stockholders, Bob Evans Farms, Inc. does not use derivative financial instruments for speculative purposes. Bob Evans Farms, Inc. maintains its cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The company's consolidated financial statements and the auditor's report thereon included on pages 20 through 32 of the 2004 Annual Report to Stockholders are incorporated herein by reference.

The Quarterly Financial Data (Unaudited) included in Note H to the company's consolidated financial statements, located on page 30 of the 2004 Annual Report to Stockholders, is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of Bob Evans Farms, Inc.'s management, including its principal executive officer and principal financial officer, Bob Evans Farms, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, Bob Evans Farms, Inc.'s principal executive officer and principal financial officer have concluded that:

- information required to be disclosed by Bob Evans Farms, Inc. in this Annual Report on Form 10-K would be accumulated and communicated to Bob Evans Farms, Inc.'s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

- information required to be disclosed by Bob Evans Farms, Inc. in this Annual Report on Form 10-K would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

- Bob Evans Farms, Inc.'s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to Bob Evans Farms, Inc. and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of Bob Evans Farms, Inc., including this Annual Report on Form 10-K, are being prepared.

Changes in Internal Control Over Financial Reporting

There were no significant changes during the period covered by this Annual Report on Form 10-K in Bob Evans Farms, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In accordance with General Instruction G(3), the information contained under the captions "PROPOSAL 1: ELECTION OF DIRECTORS," "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and "THE BOARD AND COMMITTEES OF THE BOARD" under the subcaption "Directors Serving on Boards of Other Public Companies" in Bob Evans Farms, Inc.'s definitive proxy statement relating to the annual meeting of stockholders to be held on Sept. 13, 2004 (the "2004 Proxy Statement"), is incorporated herein by reference. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of Bob Evans Farms, Inc." Also, information concerning Bob Evans Farms, Inc.'s audit committee and the determination by Bob Evans Farms, Inc.'s board of directors that at least one member of the audit committee qualifies as an "audit committee financial expert" is incorporated herein by reference to the 2004 Proxy Statement, under "THE BOARD AND COMMITTEES OF THE BOARD" under the subcaptions "Independence of Directors" and "Committee Membership."

Effective May 1, 2004, the board of directors of Bob Evans Farms, Inc. adopted a Code of Conduct, which is followed by all directors, officers and employees, including its principal executive officer, principal financial officer and controller. The Code of Conduct is available at www.bobevans.com under "Corporate Governance" in the "Investors" section. To receive a copy of the Code of Conduct at no cost, contact the human resources department at (800) 272-7675. Also, any amendments to certain provisions of the Code of Conduct or waivers of such provisions granted to executive officers and directors will be disclosed on the Web site within five business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION.

In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" (including the information appearing under the sub captions "SUMMARY COMPENSATION TABLE," "Grants of Options," "OPTION GRANTS IN LAST FISCAL YEAR," "Option Exercises and Holdings," "AGGREGATE OPTION EXERCISES IN FISCAL 2004 AND FISCAL YEAR-END OPTION VALUES," "Change in Control and Severance Arrangements" and "Compensation of Directors") in the 2004 Proxy Statement is incorporated herein by reference. Neither the report of the compensation committee of the Bob Evans Farms, Inc. board of directors on executive compensation nor the performance graph included in the 2004 Proxy Statement shall be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In accordance with General Instruction G(3), the information called for in this
Item 12 regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption "STOCK OWNERSHIP" in the 2004 Proxy Statement.

The information called for in this Item 12 regarding securities authorized for issuance under equity compensation plans is included in the following section.

EQUITY COMPENSATION PLAN INFORMATION

Bob Evans Farms, Inc. has three compensation plans under which it may issue equity securities to its directors, officers and employees in exchange for goods or services:

- the Bob Evans Farms, Inc. First Amended and Restated 1992 Nonqualified Stock Option Plan ("the 1992 Stock Option Plan");

- the Bob Evans Farms, Inc. First Amended and Restated 1993 Long Term Incentive Plan for Managers (the "1993 LTIP") and

- the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan (the "1998 Stock Option Plan").

At April 30, 2004, there were outstanding stock options issued under the 1992 Stock Option Plan and the 1998 Stock Option Plan as well as under the Bob Evans Farms, Inc. 1989 Stock Option Plan for Nonemployee Directors (the "1989 Stock Option Plan"), the Bob Evans Farms, Inc. 1991 Incentive Stock Option Plan (the "1991 Stock Option Plan") and the 1994 Long Term Incentive Plan (the "1994 LTIP"). Bob Evans Farms, Inc. can no longer grant awards under the 1989 Stock Option Plan, the 1991 Stock Option Plan or the 1994 LTIP. Each of the previously mentioned plans was approved by Bob Evans Farms, Inc.'s stockholders.

The following table shows, as of April 30, 2004, the number of common shares issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options and the number of common shares remaining for future issuance under the plans, excluding shares issuable upon exercise of outstanding stock options.

                                            (a)                             (b)                         (c)
                                                                                               Number of securities
                                    Number of securities                                      remaining available for
                                     to be issued upon                Weighted-average         future issuance under
                                        exercise of                  exercise price of       equity compensation plans
                                    outstanding options,            outstanding options,       (excluding securities
Plan Category                       warrants and rights             warrants and rights       reflected in column (a))
-------------                       -------------------             -------------------       ------------------------
Equity compensation plans
approved by security holders             2,713,006(1)                      $22.96                  1,789,393(2)

Equity compensation plans not
approved by security holders                   N/A                            N/A                        N/A

Total                                    2,713,006(1)                      $22.96                  1,789,393(2)

(1)   Includes:

      - 380 common shares issuable upon exercise of options granted under the 1989 Stock Option Plan,

      - 1,478 common shares issuable upon exercise of options granted under the 1991 Stock Option Plan,

      - 271,154 common shares issuable upon exercise of options granted under the 1992 Stock Option Plan,

      - 197,899 common shares issuable upon exercise of options granted under the 1994 LTIP and

      - 2,242,095 common shares issuable upon exercise of options granted under the 1998 Stock Option Plan

(2)   Includes:

      - 163,900 common shares remaining available for issuance under the 1992 Stock Option Plan,

      - 126,316 common shares remaining available for issuance under the 1993 LTIP and

      - 1,499,177 common shares remaining available for issuance under the 1998 Stock Option Plan

      The 1993 LTIP authorizes the grant of performance awards if Bob Evans Farms, Inc.'s actual performance level (i.e., the amount by which its consolidated net income for the fiscal year exceeds its consolidated net income for the immediately preceding fiscal year) exceeds a threshold performance level established by the compensation committee for that fiscal year. Each performance award is equal to a percentage of the participant's compensation, not in excess of 8 percent, determined through a formula described in the 1993 LTIP. The dollar amount of each participant's performance award is converted into a number of common shares based on the fair market value of a common share as of the close of business on the last day of the applicable fiscal year. If the participant has not satisfied the vesting requirements described in the 1993 LTIP, the common shares issued will be restricted and subject to forfeiture.

      The 1994 LTIP authorized the award of performance share awards in addition to stock options. Performance share awards were to be paid in cash, common shares or a combination of cash and common shares if Bob Evans Farms, Inc.'s performance (or the performance of any subsidiary selected by the compensation committee) met certain goals established by the compensation committee. In addition to establishing performance goals, the compensation committee determined the length of a performance period, the maximum value of a performance share award and the minimum performance required before a payment would be made. The 1994 LTIP did not allocate a specific portion of the common shares available for issuance under the plan to the award of stock options or performance share awards. As of April 14, 2004, the last date by which awards could be granted under the 1994 LTIP, no performance share awards had been issued.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In accordance with General Instruction G(3), the information contained under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the 2004 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In accordance with General Instruction G(3), the information contained under "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS" under the subcaptions "Pre-Approval of Services Performed by Independent Auditors" and "Fees of Independent Auditors" in the 2004 Proxy Statement is incorporated herein by reference.

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

                  Executive Compensation Plans and Arrangements

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------
10(a)                     Change in Control Agreement,                      Incorporated herein by reference to
                          effective May 1, 2002, between                    Exhibit 10(a) of the Bob Evans Farms,
                          Stewart K. Owens and Bob Evans Farms,             Inc.'s Annual Report on Form 10-K for
                          Inc.                                              its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

10(b)                     Change in Control Agreement,                      Incorporated herein by reference to
                          effective May 1, 2002, between Donald             Exhibit 10(b) of the Bob Evans Farms,
                          J. Radkoski and Bob Evans Farms, Inc.             Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

10(c)                     Schedule A to Exhibit 10(b)                       Incorporated by reference to Exhibit
                          identifying other substantially                   10(c) of Bob Evans Farms, Inc.'s Annual
                          identical agreements between Bob                  Report on Form 10-K for its fiscal year
                          Evans Farms, Inc. and certain                     ended April 25, 2003. (File No. 0-1667)
                          executive officers of Bob Evans
                          Farms, Inc.

10(d)                     Bob Evans Farms, Inc. 1989 Stock                  Incorporated herein by reference to
                          Option Plan for Nonemployee Directors             Exhibit 4(d) to Bob Evans Farms, Inc.'s
                                                                            Registration Statement on Form S-8,
                                                                            filed Aug. 23, 1989.
                                                                            (Registration No. 33-30665)

10(e)                     Bob Evans Farms, Inc. 1991 Incentive              Incorporated herein by reference to
                          Stock Option Plan                                 Exhibit 4(d) to Bob Evans Farms, Inc.'s
                                                                            Registration Statement on Form S-8,
                                                                            filed Sept. 13, 1991.
                                                                            (Registration No. 33-42778)

10(f)                     Bob Evans Farms, Inc. 1992                        Incorporated herein by reference to
                          Nonqualified Stock Option Plan                    Exhibit 10(j) to Bob Evans Farms,
                          (effective for options granted prior              Inc.'s Annual Report on Form 10-K for
                          to May 1, 2002)                                   its fiscal year ended April 24, 1992.
                                                                            (File No. 0-1667)

10(g)                     Bob Evans Farms, Inc. Long Term                   Incorporated herein by reference to
                          Incentive Plan for Managers                       Exhibit 10(k) to Bob Evans Farms,
                          (effective for performance awards                 Inc.'s Annual Report on Form 10-K for
                          granted prior to May 1, 2002)                     its fiscal year ended April 30, 1993.
                                                                            (File No. 0-1667)

10(h)                     Bob Evans Farms, Inc. 1994 Long Term              Incorporated herein by reference to
                          Incentive Plan (effective for options             Exhibit 10(n) to Bob Evans Farms,
                          and other awards granted prior to May             Inc.'s Annual Report on Form 10-K for
                          1, 2002)                                          its fiscal year ended April 29, 1994.
                                                                            (File No. 0-1667)

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------
10(i)                     Bob Evans Farms, Inc. 1998                        Incorporated herein by reference to
                          Supplemental Executive Retirement                 Exhibit 10(l) to Bob Evans Farms,
                          Plan (effective for awards granted                Inc.'s Annual Report on Form 10-K for
                          prior to May 1, 2002)                             its fiscal year ended April 24, 1998.
                                                                            (File No. 0-1667)

10(j)                     Bob Evans Farms, Inc. 1998 Directors              Incorporated herein by reference to
                          Compensation Plan (effective May 1,               Exhibit 10(m) to Bob Evans Farms,
                          1998, through May 6, 2002)                        Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 24, 1998.
                                                                            (File No. 0-1667)

10(k)                     Bob Evans Farms, Inc. 1998 Stock                  Incorporated herein by reference to
                          Option and Incentive Plan (effective              Exhibit 4(f) to Bob Evans Farms, Inc.'s
                          for options and other awards granted              Registration Statement on Form S-8
                          prior to May 1, 2002)                             filed March 22, 1999. (Registration
                                                                            No. 333-74829)

10(l)                     Bob Evans Farms, Inc. Dividend                    Incorporated herein by reference to Bob
                          Reinvestment and Stock Purchase Plan              Evans Farms, Inc.'s Registration
                                                                            Statement on Form S-3 filed March 19,
                                                                            1999. (Registration No. 333-74739)

10(m)                     Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          Executive Deferral Program                        Exhibit 10(k) to Bob Evans Farms,
                          (effective, as amended, through April             Inc.'s Annual Report on Form 10-K for
                          30, 2002)                                         its fiscal year ended April 27, 2001.
                                                                            (File No. 0-1667)

10(n)                     First Amendment to Bob Evans Farms,               Incorporated herein by reference to
                          Inc. and Affiliates Executive                     Exhibit 10(l) to Bob Evans Farms,
                          Deferral Program                                  Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 27, 2001.
                                                                            (File No. 0-1667)

10(o)                     Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
                          and Restated 1992 Nonqualified Stock              Exhibit 10(o) of Bob Evans Farms,
                          Option Plan (effective for options                Inc.'s Annual Report on Form 10-K for
                          granted after May 1, 2002)                        its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

10(p)                     Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
                          and Restated 1993 Long Term Incentive             Exhibit 10(p) of Bob Evans Farms,
                          Plan for Managers (effective for                  Inc.'s Annual Report on Form 10-K for
                          performance awards granted after May              its fiscal year ended April 26, 2002.
                          1, 2002)                                          (File No. 0-1667)

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------
10(q)                     Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
                          and Restated 1994 Long Term Incentive             Exhibit 10(q) of Bob Evans Farms,
                          Plan (effective for options and other             Inc.'s Annual Report on Form 10-K for
                          awards granted after May 1, 2002)                 its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

10(r)                     Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          2003 Second Amended and Restated                  Exhibit 10(r) of Bob Evans Farms,
                          Supplemental Executive Retirement Plan            Inc.'s Annual Report on Form 10-K for
                          (effective for awards granted after May           its fiscal year ended April 26, 2002.
                          1, 2002)                                          (File No. 0-1667)

10(s)                     Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
                          and Restated 1998 Stock Option and                Exhibit 10(s) of Bob Evans Farms,
                          Incentive Plan (effective for options             Inc.'s Annual Report on Form 10-K for
                          and other awards granted after May 1,             its fiscal year ended April 26, 2002.
                          2002)                                             (File No. 0-1667)

10(t)                     Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          Second Amended and Restated Executive             Exhibit 10(t) of Bob Evans Farms,
                          Deferral Program (effective May 1, 2002)          Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

10(u)                     Bob Evans Farms, Inc. Compensation                Incorporated herein by reference to
                          Program for Directors (effective May              Exhibit 10(u) of Bob Evans Farms,
                          7, 2002, through May 4, 2003)                     Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

10(v)                     Bob Evans Farms, Inc. Compensation                Incorporated herein by reference to
                          Program for Directors (effective May              Exhibit 10(v) of Bob Evans Farms,
                          5, 2003 through May 10, 2004)                     Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 25, 2003.
                                                                            (File No. 0-1667)

10(w)                     Bob Evans Farms, Inc. Compensation                Attached hereto.
                          Program for Directors (effective May
                          11, 2004)

10(x)                     Bob Evans Farms, Inc. 2002 Incentive              Incorporated herein by reference to
                          Growth Plan (effective Sept. 9, 2003)             Exhibit 10(w) of Bob Evans Farms,
                                                                            Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 25, 2003.
                                                                            (File No. 0-1667)

10(y)                     Employment Agreement, dated as of                 Attached hereto.
                          July 7, 2004, by and between SWH
                          Corporation and Russell W. Bendel

(b) Reports on Form 8-K

On Feb. 4, 2004, Bob Evans Farms, Inc. furnished information under Item 9 of Form 8-K regarding a news release issued on Feb. 3, 2004, announcing its same-store sales for the fiscal

2004 month of January (i.e., the four weeks ended Jan. 23, 2004) and a quarterly dividend for the third fiscal quarter ended Jan. 23, 2004. The news release was included as Exhibit 99 to the Form 8-K.

On Feb. 9, 2004, Bob Evans Farms, Inc. furnished information under Item 12 of Form 8-K regarding a news release issued Feb. 9, 2004, announcing its financial results for third fiscal quarter ended Jan. 23, 2004. The news release was included as Exhibit 99 to the Form 8-K.

On March 3, 2004, Bob Evans Farms, Inc. furnished information under Item 9 of Form 10-K regarding a news release issued on March 2, 2004, announcing its same-store sales for the fiscal 2004 month of February (i.e., the four weeks ended Feb. 20, 2004). The news release was included as Exhibit 99 to the Form 8-K.

On March 31, 2004, Bob Evans Farms, Inc. furnished information under Item 9 of Form 8-K regarding a news release issued on March 30, 2004, announcing its same-store sales for the fiscal 2004 month of March (i.e., the four weeks ended March 19, 2004) and furnished information under Item 12 of Form 8-K regarding a news release issued on March 30, 2004, announcing updated information related to its hog costs and reiterating its earnings expectations for the fourth fiscal quarter ended April 30, 2004. The news release was included as Exhibit 99 to the Form 8-K.

(c) Exhibits

      Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the "Index to Exhibits" at page 30.

(d) Financial Statement Schedules

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, Bob Evans Farms, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Bob Evans Farms, Inc.



July 14, 2004                    By: /s/ Donald J. Radkoski
                                     --------------------------------------
                                     Donald J. Radkoski
                                     Chief Financial Officer, Treasurer
                                     and Secretary (Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature                                            Title                                  Date
---------                                            -----                                  ----
/s/ Stewart K. Owens                                 Chairman of the Board                  July 14, 2004
------------------------------------
Stewart K. Owens


            *                                        Director                               July 14, 2004
------------------------------------
Larry C. Corbin



            *                                        Director                               July 14, 2004
------------------------------------
Daniel E. Evans



            *                                        Director                               July 14, 2004
------------------------------------
Daniel A. Fronk

Signature                                            Title                                  Date
---------                                            -----                                  ----
                 *                                   Director                               July 14, 2004
------------------------------------
Michael J. Gasser



                 *                                   Director                               July 14, 2004
------------------------------------
E.W. (Bill) Ingram III



                 *                                   Director                               July 14, 2004
------------------------------------
Cheryl L. Krueger



                 *                                   Director                               July 14, 2004
------------------------------------
G. Robert Lucas



                 *                                   Director                               July 14, 2004
------------------------------------
Robert E.H. Rabold



/s/ Donald J. Radkoski                               Chief Financial Officer,
------------------------------------                 Treasurer and Secretary                July 14, 2004
Donald J. Radkoski                                   (Chief Accounting Officer)


* By Donald J. Radkoski pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

/s/ Donald J. Radkoski
-------------------------
Donald J. Radkoski
Chief Financial Officer,
Treasurer and Secretary

                              BOB EVANS FARMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED APRIL 30, 2004

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page(s) in 2004
                                                                                                  Annual Report to
                                         Description                                                Stockholders
                                         -----------                                                ------------
Consolidated Balance Sheets at April 30, 2004, and April 25, 2003 ........................               20

Consolidated Statements of Income for the fiscal years ended April 30, 2004;  April 25,
       2003; and April 26, 2002 ..........................................................               21

Consolidated Statements of Stockholders' Equity for the fiscal years ended
       April 30, 2004; April 25, 2003; and April 26, 2002 ................................               22

Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2004; April 25,
       2003; and April 26, 2002 ..........................................................               23

Notes to Consolidated Financial Statements ...............................................               24 - 31

Report of Ernst & Young LLP, Independent Auditors ........................................               32


                              BOB EVANS FARMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED APRIL 30, 2004

                                INDEX TO EXHIBITS

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------
2                         Stock Purchase Agreement, dated as of             Incorporated herein by reference to
                          June 11, 2004, among SWH Corporation,             Exhibit 2 to Bob Evans Farms, Inc.'s
                          the Equity Holders of SWH Corporation,            Current Report on Form 8-K dated July
                          Saunders Karp & Megrue LLC, as                    12, 2004.
                          representative for the sellers, and               (File No. 0-1667)
                          Bob Evans Farms, Inc.

3(a)                      Certificate of Incorporation of the               Incorporated herein by reference to
                          company (filed with the Delaware                  Exhibit 3(a) to Bob Evans Farms, Inc.'s
                          Secretary of State on Nov. 4, 1985)               Annual Report on Form 10-K for its
                                                                            fiscal year ended April 24, 1987.
                                                                            (File No. 0-1667)

3(b)                      Certificate of Amendment of                       Incorporated herein by reference to
                          Certificate of Incorporation of the               Exhibit 3(b) to Bob Evans Farms, Inc.'s
                          company dated Aug. 26, 1987 (filed                Annual Report on Form 10-K for its
                          with the Delaware Secretary of State              fiscal year ended April 28, 1989.
                          on Sept. 4, 1987)                                 (File No. 0-1667)

3(c)                      Certificate of Adoption of Amendment              Incorporated herein by reference to
                          to Certificate of Incorporation of                Exhibit 3(c) to Bob Evans Farms, Inc.'s
                          the company dated Aug. 9, 1993 (filed             Annual Report on Form 10-K for its
                          with the Delaware Secretary of State              fiscal year ended April 29, 1994.
                          on Aug. 10, 1993)                                 (File No. 0-1667)

3(d)                      Restated Certificate of Incorporation             Incorporated herein by reference to
                          of company reflecting amendments                  Exhibit 3(d) to Bob Evans Farms, Inc.'s
                          through Aug. 10, 1993. Note: filed                Annual Report on Form 10-K for its
                          for purposes of SEC reporting                     fiscal year ended April 29, 1994.
                          compliance only - this document has               (File No. 0-1667)
                          not been filed with the Delaware
                          Secretary of State

3(e)                      Amended and Restated By-Laws of the               Incorporated herein by reference to
                          company                                           Exhibit 3(e) to Bob Evans Farms, Inc.'s
                                                                            Annual Report on Form 10-K for its
                                                                            fiscal year ended April 28, 2000.
                                                                            (File No. 0-1667)

4(a)                      Agreement to furnish instruments                  Incorporated herein by reference to
                          defining rights of holders of                     Exhibit 4 to Bob Evans Farms, Inc.'s
                          long-term debt                                    Annual Report on Form 10-K for its
                                                                            fiscal year ended April 27, 2001.
                                                                            (File No. 0-1667)

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------
4(b)                      Loan Agreement, dated July 7, 2004,               Incorporated herein by reference to
                          between BEF Holding Co., Inc. and                 Exhibit 4(a) to Bob Evans Farms, Inc.'s
                          National City Bank                                Current Report on Form 8-K dated July
                                                                            12, 2004.
                                                                            (File No. 0-1667)

4(c)                      Guaranty of Payment, dated as of July             Incorporated herein by reference to
                          7, 2004, made by Bob Evans Farms,                 Exhibit 4(b) to Bob Evans Farms, Inc.'s
                          Inc. and Mimi's Cafe, LLC, in favor               Current Report on Form 8-K dated July
                          of National City Bank                             12, 2004.
                                                                            (File No. 0-1667)

4(d)                      Promissory Note, dated as of July 7,              Incorporated herein by reference to
                          2004, in the aggregate principal                  Exhibit 4(c) to Bob Evans Farms, Inc.'s
                          amount of $200,000,000, made by BEF               Current Report on Form 8-K dated July
                          Holding Co., Inc. in favor of                     12, 2004.
                          National City Bank                                (File No. 0-1667)

10(a)                     Change in Control Agreement,                      Incorporated herein by reference to
                          effective May 1, 2002, between                    Exhibit 10(a) of Bob Evans Farms,
                          Stewart K. Owens and Bob Evans Farms,             Inc.'s Annual Report on Form 10-K for
                          Inc.                                              its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

10(b)                     Change in Control Agreement,                      Incorporated herein by reference to
                          effective May 1, 2002, between Donald             Exhibit 10(b) of Bob Evans Farms,
                          J. Radkoski and Bob Evans Farms, Inc.             Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

10(c)                     Schedule A to Exhibit 10(b)                       Incorporated by reference to Exhibit
                          identifying other substantially                   10(c) of Bob Evans Farms, Inc.'s Annual
                          identical agreements between Bob                  Report on Form 10-K for its fiscal year
                          Evans Farms, Inc. and certain                     ended April 25, 2003. (File No. 0-1667)
                          executive officers of Bob Evans
                          Farms, Inc.

10(d)                     Bob Evans Farms, Inc. 1989 Stock                  Incorporated herein by reference to
                          Option Plan for Nonemployee Directors             Exhibit 4(d) to Bob Evans Farms, Inc.'s
                                                                            Registration Statement on Form S-8,
                                                                            filed Aug. 23, 1989.
                                                                            (Registration No. 33-30665)

10(e)                     Bob Evans Farms, Inc. 1991 Incentive              Incorporated herein by reference to
                          Stock Option Plan                                 Exhibit 4(d) to Bob Evans Farms, Inc.'s
                                                                            Registration Statement on Form S-8,
                                                                            filed Sept. 13, 1991.
                                                                            (Registration No. 33-42778)

10(f)                     Bob Evans Farms, Inc. 1992                        Incorporated herein by reference to
                          Nonqualified Stock Option Plan                    Exhibit 10(j) to Bob Evans Farms,
                          (effective for options granted prior              Inc.'s Annual Report on Form 10-K for
                          to May 1, 2002)                                   its fiscal year ended April 24, 1992.
                                                                            (File No. 0-1667)

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------
10(g)                     Bob Evans Farms, Inc. Long Term                   Incorporated herein by reference to
                          Incentive Plan for Managers                       Exhibit 10(k) to Bob Evans Farms,
                          (effective for performance awards                 Inc.'s Annual Report on Form 10-K for
                          granted prior to May 1, 2002)                     its fiscal year ended April 30, 1993.
                                                                            (File No. 0-1667)

10(h)                     Bob Evans Farms, Inc. 1994 Long Term              Incorporated herein by reference to
                          Incentive Plan (effective for options             Exhibit 10(n) to Bob Evans Farms,
                          and other awards granted prior to May             Inc.'s Annual Report on Form 10-K for
                          1, 2002)                                          its fiscal year ended April 29, 1994.
                                                                            (File No. 0-1667)

10(i)                     Bob Evans Farms, Inc. 1998                        Incorporated herein by reference to
                          Supplemental Executive Retirement                 Exhibit 10(l) to Bob Evans Farms,
                          Plan (effective for awards granted                Inc.'s Annual Report on Form 10-K for
                          prior to May 1, 2002)                             its fiscal year ended April 24, 1998.
                                                                            (File No. 0-1667)

10(j)                     Bob Evans Farms, Inc. 1998 Directors              Incorporated herein by reference to
                          Compensation Plan (effective May 1,               Exhibit 10(m) to Bob Evans Farms,
                          1998, through May 6, 2002)                        Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 24, 1998.
                                                                            (File No. 0-1667)

10(k)                     Bob Evans Farms, Inc. 1998 Stock                  Incorporated herein by reference to
                          Option and Incentive Plan (effective              Exhibit 4(f) to Bob Evans Farms, Inc.'s
                          for options and other awards granted              Registration Statement on Form S-8
                          prior to May 1, 2002)                             filed March 22, 1999. (Registration
                                                                            No. 333-74829)

10(l)                     Bob Evans Farms, Inc. Dividend                    Incorporated herein by reference to Bob
                          Reinvestment and Stock Purchase Plan              Evans Farms, Inc.'s Registration
                                                                            Statement on Form S-3 filed March 19,
                                                                            1999. (Registration No. 333-74739)

10(m)                     Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          Executive Deferral Program                        Exhibit 10(k) to Bob Evans Farms,
                          (effective, as amended, through April             Inc.'s Annual Report on Form 10-K for
                          30, 2002)                                         its fiscal year ended April 27, 2001.
                                                                            (File No. 0-1667)

10(n)                     First Amendment to Bob Evans Farms,               Incorporated herein by reference to
                          Inc. and Affiliates Executive                     Exhibit 10(l) to Bob Evans Farms,
                          Deferral Program                                  Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 27, 2001.
                                                                            (File No. 0-1667)

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------

10(o)                     Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
                          and Restated 1992 Nonqualified Stock              Exhibit 10(o) of Bob Evans Farms,
                          Option Plan (effective for options                Inc.'s Annual Report on Form 10-K for
                          granted after May 1, 2002)                        its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

10(p)                     Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
                          and Restated 1993 Long Term Incentive             Exhibit 10(p) of Bob Evans Farms,
                          Plan for Managers (effective for                  Inc.'s Annual Report on Form 10-K for
                          performance awards granted after May              its fiscal year ended April 26, 2002.
                          1, 2002)                                          (File No. 0-1667)

10(q)                     Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
                          and Restated 1994 Long Term Incentive             Exhibit 10(q) of Bob Evans Farms,
                          Plan (effective for options and other             Inc.'s Annual Report on Form 10-K for
                          awards granted after May 1, 2002)                 its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

10(r)                     Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          2003 Second Amended and Restated                  Exhibit 10(r) of Bob Evans Farms,
                          Supplemental Executive Retirement Plan            Inc.'s Annual Report on Form 10-K for
                          (effective for awards granted after May           its fiscal year ended April 26, 2002.
                          1, 2002)                                          (File No. 0-1667)

10(s)                     Bob Evans Farms, Inc. First Amended               Incorporated herein by reference to
                          and Restated 1998 Stock Option and                Exhibit 10(s) of Bob Evans Farms,
                          Incentive Plan (effective for options             Inc.'s Annual Report on Form 10-K for
                          and other awards granted after May 1,             its fiscal year ended April 26, 2002.
                          2002)                                             (File No. 0-1667)

10(t)                     Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          Second Amended and Restated Executive             Exhibit 10(t) of Bob Evans Farms,
                          Deferral Program (effective May 1, 2002)          Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

10(u)                     Bob Evans Farms, Inc. Compensation                Incorporated herein by reference to
                          Program for Directors (effective May              Exhibit 10(u) of Bob Evans Farms,
                          7, 2002, through May 4, 2003)                     Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

10(v)                     Bob Evans Farms, Inc. Compensation                Incorporated herein by reference to
                          Program for Directors (effective May 5,           Exhibit 10(v) of Bob Evans Farms,
                          2003 through May 10, 2004)                        Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 25, 2003.
                                                                            (File No. 0-1667)

10(w)                     Bob Evans Farms, Inc.'s Compensation              Attached hereto.
                          Program for Directors (effective May
                          11, 2004)

10(x)                     Bob Evans Farms, Inc. 2002 Incentive              Incorporated herein by reference to
                          Growth Plan (effective Sept. 9, 2002)             Exhibit 10(w) of Bob Evans Farms,
                                                                            Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 25, 2003.
                                                                            (File No. 0-1667)

Exhibit
Number                    Description                                       Location
------                    -----------                                       --------
10(y)                     Employment Agreement, dated as of July            Attached hereto.
                          7, 2004, by and between SWH Corporation
                          and Russell W. Bendel


10(z)                     Escrow Agreement, dated as of July 7,             Incorporated herein by reference to
                          2004, among Saunders Karp & Megrue LLC,           Exhibit 10 to Bob Evans Farms, Inc.'s
                          Bob Evans Farms, Inc., Mimi's Cafe, LLC           Current Report on Form 8-K dated July
                          and U.S. Bank National Association, as            12, 2004.
                          Escrow Agent                                      (File No. 0-1667)

13                        Company's Annual Report to Stockholders           Attached hereto.
                          for the fiscal year ended April 30,
                          2004 (Not deemed filed except for
                          portions thereof which are specifically
                          incorporated by reference into this
                          Annual Report on Form 10-K)

21                        Subsidiaries of Bob Evans Farms, Inc.             Attached hereto.

23                        Consent of Ernst & Young, LLP                     Attached hereto.

24                        Powers of Attorney of Directors and               Attached hereto.
                          Executive Officers

31(a)                     Rule 13a-14(a)/15d-14(a)                          Attached hereto.
                          Certification (Principal Executive
                          Officer)

31(b)                     Rule 13a-14(a)/15d-14(a)                          Attached hereto.
                          Certification (Principal Financial
                          Officer)

32(a)                     Section 1350 Certification (Principal             Attached hereto.
                          Executive Officer)

32(b)                     Section 1350 Certification (Principal             Attached hereto.
                          Financial Officer)
