Form 10-Q
period 2004-07-30
EVANS BOB FARMS INC
filed 2004-09-08
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2004

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              --------------------------------------------------

Commission file number 0-1667

                              Bob Evans Farms, Inc.
             -------------------------------------------------------
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

Yes [X]  No[ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No[ ]

      As of August 27, 2004, the registrant had issued 42,638,118 common shares, of which 35,299,483 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     (Dollars in thousands)
                                                                                July 30, 2004       April 30, 2004
                                                                                  Unaudited            Audited
                                                                                -------------       --------------
ASSETS
Current assets
         Cash and equivalents                                                     $   18,173         $    3,986
         Accounts receivable                                                          13,039             13,413
         Inventories                                                                  23,006             19,540
         Deferred income taxes                                                         8,869              8,869
         Prepaid expenses                                                              4,342              1,664
                                                                                  ----------         ----------
                  TOTAL CURRENT ASSETS                                                67,429             47,472
Property, plant and equipment                                                      1,268,789          1,152,461
         Less accumulated depreciation                                               380,671            369,064
                                                                                  ----------         ----------
                  NET PROPERTY, PLANT AND EQUIPMENT                                  888,118            783,397
Other assets
         Deposits and other                                                            3,546              3,075
         Long-term investments                                                        18,261             17,791
         Deferred income taxes                                                        14,931             14,931
         Goodwill                                                                    105,265              1,567
                                                                                  ----------         ----------
                  TOTAL OTHER ASSETS                                                 142,003             37,364
                                                                                  ----------         ----------
                                                                                  $1,097,550         $  868,233
                                                                                  ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Line of credit                                                           $   32,260         $   34,620
         Current maturities of long-term debt                                          4,000              4,000
         Accounts payable                                                             20,579             12,390
         Dividends payable                                                             4,235              4,229
         Federal and state income taxes                                               18,357             11,375
         Accrued wages and related liabilities                                        17,121             20,887
         Self insurance                                                               21,421             17,441
         Other accrued expenses                                                       54,764             40,905
                                                                                  ----------         ----------
                  TOTAL CURRENT LIABILITIES                                          172,737            145,847
Long-term liabilities
         Deferred compensation                                                        14,253             13,519
         Deferred income taxes                                                        56,361             54,371
         Long-term debt                                                              213,333             24,333
                                                                                  ----------         ----------
                  TOTAL LONG-TERM LIABILITIES                                        283,947             92,223
Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000
          shares; issued 42,638,118 shares at July 30, 2004,
          and April 30, 2004                                                             426                426
         Preferred stock, authorized 1,200 shares; issued 120
          shares at July 30, 2004, and April 30, 2004                                     60                 60
         Capital in excess of par value                                              149,717            149,967
         Retained earnings                                                           623,370            613,371
         Treasury stock, 7,348,334 shares at July 30, 2004
            and 7,397,219 shares at April 30, 2004, at cost                         (132,707)          (133,661)
                                                                                  ----------         ----------
                  TOTAL STOCKHOLDERS' EQUITY                                         640,866            630,163
                                                                                  ----------         ----------
                                                                                  $1,097,550         $  868,233
                                                                                  ==========         ==========


    The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                               (Dollars in thousands, except per share amounts)

                                                               Three Months Ended
                                                               ------------------
                                                       July 30, 2004      July 25, 2003
                                                       -------------      -------------
NET SALES                                                $ 320,615         $  295,472
  Cost of sales                                             94,564             82,135
  Operating wage and fringe benefit expenses               112,878            102,429
  Other operating expenses                                  49,281             43,502
  Selling, general and administrative expenses              26,864             25,031
  Depreciation and amortization expense                     13,944             11,947
                                                         ---------         ----------
OPERATING INCOME                                            23,084             30,428

  Net interest expense                                         876                496
                                                         ---------         ----------

INCOME BEFORE INCOME TAXES                                  22,208             29,932

PROVISIONS FOR INCOME TAXES                                  7,972             10,686
                                                         ---------         ----------

NET INCOME                                              $   14,236         $   19,246
                                                        ==========         ==========

EARNINGS PER SHARE - BASIC                              $     0.40         $     0.56
                                                        ==========         ==========

EARNINGS PER SHARE - DILUTED                            $     0.40         $     0.55
                                                        ==========         ==========
EARNINGS PER SHARE - BASIC

CASH DIVIDENDS PER SHARE                                $     0.12         $     0.12
                                                        ==========         ==========

     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                   (Dollars in thousands)
                                                                     Three Months Ended
                                                             July 30, 2004     July 25, 2003
                                                             -------------     -------------
OPERATING ACTIVITIES:
  Net income                                                  $   14,236         $   19,246

  Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
    Depreciation and amortization                                 13,944             11,947
    (Gain) loss on sale of assets                                    298                 58
    (Gain) loss on long-term investments                              40                150
    Deferred compensation                                           (464)               983
    Compensation expense attributable to stock plans                 290                333
    Cash provided by (used for) current assets
      and current liabilities:
       Accounts receivable                                         1,677             (1,235)
       Inventories                                                   (79)                88
       Prepaid expenses                                           (1,629)            (1,156)
       Accounts payable                                              123               (266)
       Federal and state income taxes                              7,695              7,137
       Accrued wages and related liabilities                      (7,099)            (5,156)
       Self insurance                                              1,293              1,434
       Other accrued expenses                                      4,444                567
                                                              ----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         34,769             34,130

INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                       (26,082)           (36,394)
  Acquisition of business                                       (178,893)                 -
  Purchase of long-term investments                                 (619)            (1,243)
  Proceeds from sale of property, plant and equipment              2,014                288
  Other                                                             (115)            (1,028)
                                                              ----------         ----------
NET CASH USED IN INVESTING ACTIVITIES                           (203,695)           (38,377)

FINANCING ACTIVITIES:
  Cash dividends paid                                             (4,231)            (3,795)
  Line of credit                                                  (2,360)            11,695
  Proceeds from debt issuance                                    372,775                  -
  Principal payments on debt                                    (183,775)            (1,000)
  Proceeds from issuance of treasury stock                           704              1,622
                                                              ----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        183,113              8,522
                                                              ----------         ----------

Increase in cash and equivalents                                  14,187              4,275

Cash and equivalents at the beginning of the period                3,986              9,066
                                                              ----------         ----------
Cash and equivalents at the end of the period                 $   18,173         $   13,341
                                                              ==========         ==========

    The accompanying notes are an integral part of the financial statements.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

1.    Unaudited Financial Statements

            The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. ("Bob Evans") and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the "company") are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the company's financial position and results of operations have been included. The financial statements are not necessarily indicative of the results of operations for a full fiscal year. No significant changes have occurred in the disclosures made in Bob Evans' Form 10-K for the fiscal year ended April 30, 2004 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

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

            The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                    (in thousands)
                                  Three Months Ended
                            July 30, 2004      July 25, 2003
                            -------------      -------------
Basic                           35,260             34,572
Effect of dilutive
  stock options                    411                613
                                ------             ------
Diluted                         35,671             35,185
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

            The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

                                            (in thousands, except per share data)
                                                    Three Months Ended
                                              July 30, 2004   July 25, 2003
                                              -------------   -------------
NET INCOME, AS REPORTED                        $   14,236      $   19,246
ADD: stock-based employee compensation
cost, net of related tax effects,
included in reported net
income                                                  -               -

DEDUCT: Stock-based employee compensation
cost, net of related tax effects,
determined under the fair value method
for all awards                                     (1,877)           (933)
                                               ----------      ----------
NET INCOME, PRO FORMA                          $   12,359      $   18,313
                                               ----------      ----------
EARNINGS PER SHARE - BASIC
  As reported                                  $     0.40      $     0.56
  Pro forma                                    $     0.35      $     0.53

EARNINGS PER SHARE - DILUTED
  As reported                                  $     0.40      $     0.55
  Pro forma                                    $     0.35      $     0.52

4.    Goodwill

            Goodwill, which represents the cost in excess of net assets acquired, was $105,265,000 and $1,567,000 at July 30, 2004 and April 30,
      2004, respectively. The increase in goodwill is due to the acquisition of SWH Corporation (d/b/a Mimi's Cafe) (see note 6 below). SFAS No. 142, Goodwill and Other Intangible Assets, requires an annual impairment test instead of amortization of goodwill. The company performs the annual test at the end of the fourth quarter.

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

                                                  (in thousands)
                                                Three Months Ended
                                          -----------------------------

                                          July 30, 2004   July 25, 2003
                                          -------------   -------------
Sales
  Restaurant Operations                    $  269,615      $  247,548
  Food Products                                60,159          55,771
                                           ----------      ----------
                                              329,774         303,319
  Intersegment sales of food products          (9,159)         (7,847)
                                           ----------      ----------
    Total                                  $  320,615      $  295,472
                                           ==========      ==========
Operating Income
  Restaurant Operations                    $   23,917      $   27,777
  Food Products                                  (833)          2,651
                                           ----------      ----------
    Total                                  $   23,084      $   30,428
                                           ==========      ==========

6.    Acquisition and Debt Issuance

            On July 7, 2004, the company acquired all of the stock of SWH Corporation (d/b/a Mimi's Cafe) for approximately $103 million in cash, plus the assumption of approximately $79 million in outstanding indebtedness.

            SWH Corporation, based in Tustin, California, operates 81 company-owned Mimi's Cafe restaurants in 10 states, with most locations in California and other western states. The restaurants are open for breakfast, lunch and dinner, and offer a wide variety of freshly prepared food in an atmosphere reminiscent of a New Orleans cafe or European bistro.

            The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141, Business Combinations, and accordingly, the results of operations of SWH

      Corporation have been included in the company's consolidated financial statements from the date of acquisition.

            The primary reason for the acquisition was to add a complementary growth vehicle in the casual segment of the restaurant industry. The company attributes the goodwill associated with the transaction to the long-term historical financial performance and the anticipated future performance of SWH Corporation.

            The company is in the process of obtaining third-party valuations of certain intangible assets of SWH Corporation; thus, the purchase price allocation required by SFAS No. 141 has not yet been finalized.

            The acquisition was financed through a committed credit facility of approximately $183 million; the proceeds of which were used to purchase all of the outstanding stock of SWH Corporation, repay existing indebtedness of SWH Corporation and pay certain transaction expenses. The credit facility was refinanced on July 28, 2004 through a private placement of $190 million in unsecured senior notes. Maturities range from 3 to 12 years, with a weighted average interest rate of 4.9%.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
GENERAL OVERVIEW

      As of July 30, 2004, the company owned and operated 648 full-service restaurants in 32 states, including 567 Bob Evans Restaurants (all references to Bob Evans Restaurants include Owens Restaurants) and 81 Mimi's Cafe restaurants. The company acquired SWH Corporation (d/b/a Mimi's Cafe) ("Mimi's") in the first quarter of fiscal 2005 (see note 6 to the consolidated financial statements). Revenue in the restaurant segment is recognized at the point of sale. The company also produces and distributes fresh and fully cooked pork products and other complementary food products primarily to grocery stores in the East North Central, Mid-Atlantic, Southern and Southwestern United States. Frozen rolls, biscuits and entrees are distributed primarily to grocery stores in Ohio and various surrounding areas. Revenue in the food products segment is generally recognized when products are delivered to the retailer.

      The following table reflects data for the company's first fiscal quarter ended July 30, 2004, compared to the prior year's first fiscal quarter ended July 25, 2003. The consolidated information is derived from the accompanying consolidated statements of income. Also included is data for the company's two industry segments - restaurant operations and food products. The consolidated and restaurant segment information contains financial results for Mimi's after July 7, 2004 only. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

                        CONSOLIDATED             RESTAURANT            FOOD PRODUCTS
                          RESULTS                 SEGMENT                 SEGMENT
                          -------                 -------                 -------
                      Q1           Q1         Q1          Q1          Q1          Q1
 (IN THOUSANDS)      2005         2004       2005        2004        2005        2004
----------------   --------    --------    --------    --------    --------    --------
Net sales          $320,615    $295,472    $269,615    $247,548    $ 51,000    $ 47,924
Operating income   $ 23,084    $ 30,428    $ 23,917    $ 27,777    $   (833)   $  2,651
Cost of sales          29.5%       27.8%       24.4%       24.1%       56.5%       47.0%
Operating wages        35.2%       34.7%       39.2%       38.6%       13.9%       14.3%
Other operating        15.4%       14.7%       17.2%       16.5%        5.8%        5.5%
S.G.&A.                 8.4%        8.5%        5.9%        5.5%       21.5%       23.9%
Depr. & amort.          4.3%        4.0%        4.4%        4.1%        3.9%        3.8%
                   --------    --------    --------    --------    --------    --------
Operating income        7.2%       10.3%        8.9%       11.2%       (1.6)%       5.5%

RESTAURANT SEGMENT OVERVIEW

      The ongoing economic and industry-wide factors relevant to the restaurant segment include: competition, same-store sales (defined in the "Sales" section below), labor and fringe benefit expenses, commodity prices, energy prices, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the first quarter of fiscal 2005, the three factors that had the greatest impact on restaurant segment profitability were:

      1)    lower same-store sales at Bob Evans Restaurants;

      2)    higher commodity prices for the food items purchased; and

      3)    increased costs associated with opening new restaurants.

      The restaurant information contains financial results for Mimi's after July 7, 2004, or approximately three weeks of operating results in the quarter. First quarter same-store sales at Bob Evans Restaurants decreased 3.1% compared to the corresponding period last year. Management believes that higher gasoline prices and a lagging economic recovery in the Midwest negatively impacted same-store sales.

      Higher commodity prices put negative pressure on restaurant cost of sales in the first quarter of fiscal 2005. If restaurant cost of sales matched the rate in the corresponding quarter last year (24.1% last year vs. 24.4% this year), and all other factors remained constant, restaurant operating income would have been approximately $800,000 higher.

      A shift in the timing of new restaurant openings resulted in a $900,000 increase in pre-opening expenses in the first quarter compared to the corresponding quarter last year. This increase is reflected in both operating wages and other operating expenses with a corresponding decrease to restaurant operating income.

      All three of the factors are discussed further in the detailed sections that follow. However, the end result is that restaurant operating income declined $3.9 million, or 13.9%, in the first quarter this year compared to a year ago. Furthermore, the segment's operating income margin fell to 8.9% from 11.2% during the same periods.

FOOD PRODUCTS SEGMENT OVERVIEW

      The ongoing economic and industry-wide factors relevant to the food products segment include: hog costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the first quarter of fiscal 2005, the one factor that had the greatest impact on food products segment profitability was the dramatic increase in hog costs.

      Food products segment net sales increased 6.4% in the first quarter of fiscal 2005 compared to the same period last year. The higher net sales were driven by a combination of a 1.2% increase in pounds sold of comparable products (principally sausage and refrigerated potatoes) and less discounting (via promotional spending). Promotional spending represents sales incentives in the form of "off-invoice" deductions, cooperative advertising programs and coupons, which are all classified as a reduction of net sales. The decrease in promotional spending resulted in a slightly higher net sales price and better profit margins for the products sold.

      Hog costs represent the majority of food products segment cost of sales, and the volatile nature of hog costs greatly impacts the profitability of the segment. For the first quarter, hog costs increased 45.5% compared with the quarter a year ago. This increase caused cost of sales in the food products segment to increase from 47.0% to 56.5% of sales in the corresponding periods. The significant increase in cost of sales resulted in an operating loss of $833,000 compared to a profit of $2.7 million in the corresponding period last year.

SALES

      Consolidated net sales increased 8.5% to $320.6 million in the first quarter of fiscal 2005 compared to the corresponding quarter last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $22.1 million and $3.1 million, respectively. Restaurant sales (including Mimi's sales for the period after July 7, 2004 only) accounted for 84.1% of consolidated sales in the first quarter.

      Restaurant sales increased $22.1 million, or 8.9%, in the first quarter of fiscal 2005 compared to the corresponding period a year ago. The first quarter increase was the result of more restaurants in operation (567 Bob Evans Restaurants and 81 Mimi's Cafe restaurants at quarter end versus 524 Bob Evans Restaurants a year ago), offset by a decrease in same-store sales. Bob Evans Restaurants experienced a same-store sales decline of 3.1% in the quarter, which included an average menu price increase of 2.4%. Bob Evans Restaurant same-store sales computations are based on net sales of stores open two full fiscal years as of the beginning of the fiscal year and are measured in comparison to the corresponding period in the prior year. Sales of stores to be rebuilt are excluded from the computation beginning in the period that construction commences on the replacement building. Sales of closed stores are excluded from the computation beginning in the period of closure. Mimi's sales were included for the period subsequent to July 7, 2004 only.

      The chart below summarizes the restaurant openings and closings during the last five quarters for Bob Evans restaurants and one quarter for Mimi's restaurants:

                               Bob Evans Restaurants:

                     Beginning      Opened     Closed     Ending
                     ---------      ------     ------     ------
Fiscal 2005
 1st quarter           558            11         2         567

Fiscal 2004

 1st quarter           523             3         2         524
 2nd quarter           524            11         0         535
 3rd quarter           535            12         0         547
 4th quarter           547            11         0         558

Mimi's Restaurants:

                      Beginning      Opened     Closed     Ending
                      ---------      ------     ------     ------
Fiscal 2005
 1st quarter             81             0           0          81

Consolidated Restaurants:

                      Beginning      Opened     Closed     Ending
                      ---------      ------     ------     ------
Fiscal 2005
 1st quarter            639            11           2         648

      In the first quarter of fiscal 2005, 11 new Bob Evans Restaurants opened, compared to 3 in the corresponding period a year ago. Mimi's did not open any restaurants in the first quarter of 2005. The company expects to open an additional 29 Bob Evans Restaurants and 12 Mimi's Cafe restaurants, respectively, in fiscal 2005. Two under-performing Bob Evans Restaurants were closed in the first quarter of fiscal 2005.

      The food products segment experienced a sales increase of $3.1 million, or 6.4%, in the first quarter of fiscal 2005 compared to the corresponding period a year ago. The first quarter sales increase was due to a 1.2% increase in the volume of comparable products sold (principally sausage products and refrigerated potatoes) in the first quarter of fiscal 2005 versus fiscal 2004. Comparable pounds sold is calculated using the same products in both periods and excludes new products. A $2.6 million decrease in promotional spending, which is classified as a reduction of net sales, also contributed to the increase in sales.

COST OF SALES

      Consolidated cost of sales (cost of materials) was 29.5% of sales in the company's first quarter of fiscal 2005 compared to 27.8%, in the corresponding period a year ago.

      In the first quarter, cost of sales (predominantly food cost) increased in the restaurant segment to 24.4% of sales this year from 24.1% of sales last year. A majority of the increase was attributable to higher commodity prices.

      The food products segment increase in cost of sales (56.5% of sales in this year's first quarter versus 47.0% last year) was due to higher hog costs, which averaged $52.31 per hundredweight for the first quarter of fiscal 2005 compared to $35.94 per hundredweight in the corresponding period last year - a 45.5% increase. The company expects that hog costs may moderate later in the fiscal year.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

      Consolidated operating wage and fringe benefit expenses ("operating wages") were 35.2% of sales in the first quarter of fiscal 2005 compared to 34.7% of sales in the corresponding period last year. The operating wage ratio increased in the restaurant segment and decreased in the food products segment.

      In the restaurant segment, the increase in operating wages was attributable to higher management wage expense and health insurance costs. A portion of the increase was due to increased training costs associated with more new store openings than in the corresponding period last year. The remaining increase was due mostly to the fact that wages were not as well leveraged due to lower-than-expected same-store sales.

      In the food products segment, the operating wages ratio decreased to 13.9% of sales in the first quarter of fiscal 2005 compared to 14.3% of sales in the corresponding period a year ago. The decrease was due to better leverage of costs as a result of the decreased promotional spending discussed in the "Sales" section above.

OTHER OPERATING EXPENSES

      Over 93% of other operating expenses ("operating expenses") occurred in the restaurant segment in the first quarter of both fiscal 2005 and fiscal 2004. The most significant components of operating expenses were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than federal and state income taxes) and credit card processing fees. Consolidated operating expenses were 15.4% of sales for the first quarter of fiscal 2005 compared to 14.7% of sales in the corresponding period last year.

      In the restaurant segment, operating expenses increased to 17.2% of sales in the first quarter of fiscal 2005 compared to 16.5% of sales in the corresponding period a year ago. The increase was due mostly to higher costs for repair and maintenance, utilities, advertising, and other costs associated with new store openings.

      In the food products segment, the operating expense ratio increased slightly to 5.8% of sales in the first quarter of fiscal 2005 from 5.5% of sales in the corresponding period last year primarily due to freight costs and repair and maintenance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated selling, general and administrative expenses ("S, G & A expenses") were 8.4% of sales in the first quarter of fiscal 2005 compared to 8.5% of sales in the corresponding period last year. The most significant components of S, G & A expenses were wages, fringe benefits and food products segment advertising expenses.

TAXES

      The effective combined federal and state income tax rates were 35.9% in fiscal 2005 versus 35.7% in fiscal 2004. The company anticipates the effective tax rate for fiscal 2005 to remain at approximately 35.9%.

LIQUIDITY AND CAPITAL RESOURCES

      Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit are also used for liquidity needs, capital expansion and repurchases of Bob Evans stock. Bank lines of credit available total $70.0 million, of which $32.3 million was outstanding at July 30, 2004.

      The acquisition of SWH Corporation was financed through a committed credit facility of approximately $183 million; the proceeds of which were used to purchase all of the outstanding stock of SWH Corporation, repay existing indebtedness of SWH Corporation and pay certain transaction expenses. The credit facility was refinanced on July 28, 2004 through a private placement of $190 million in unsecured senior notes. Maturities range from 3 to 12 years, with a weighted average interest rate of 4.9%.

      Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $26.1 million in the first quarter of fiscal 2005 compared to $36.4 million in the corresponding period last year. The decrease was due primarily to more land purchases for future restaurant sites in the first quarter of fiscal 2004 compared to fiscal 2005. In addition, many of the capital expenditures for the restaurants opened in the first quarter of fiscal 2005 occurred in the fourth quarter of fiscal 2004. The company estimates that its capital expenditures for the remainder of fiscal 2005 will approximate $132 million.

      The company believes that the funds needed for capital expenditures and working capital during the remainder of fiscal 2005 will be generated both internally and from available bank lines of credit. However, the company is currently considering increasing its available bank lines of credit. Financing alternatives will continue to be evaluated by the company as warranted. Payments of the company's contractual obligations under outstanding indebtedness as of July 30, 2004 are as follows:

                     PAYMENTS DUE BY PERIOD (IN THOUSANDS)

                                    LESS
CONTRACTUAL                        THAN 1      2-3      4-5     AFTER 5
OBLIGATIONS              TOTAL      YEAR      YEARS    YEARS     YEARS
------------------------------------------------------------------------
Operating leases       $233,826   $ 8,387   $33,208   $31,068   $161,163
Long-term debt         $218,333   $ 4,000   $38,000   $70,141   $106,192
Purchase Obligations   $ 49,694   $49,694   $     -   $     -   $      -
Other                  $  2,500   $ 2,500   $     -   $     -   $      -

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

Certain statements contained in this Quarterly Report on Form 10-Q which are not statements of historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). In addition, certain statements in future filings by the company with the SEC, in press releases and in oral and written statements made by or with the approval of the company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include statements of plans and objectives of the company or its management or board of directors; statements regarding future economic performance; and statements of assumptions underlying such statements. Words such as "plan," "believes," "anticipates," "expects" and "intends" and similar expressions are intended to, but are not the exclusive means of, identifying those statements.

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

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Bob Evans Farms, Inc. does not use derivative financial instruments for speculative purposes. Bob Evans Farms, Inc. maintains its cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

                         ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      With the participation of the company's management, including Bob Evans' principal executive officer and principal financial officer, the company's management has evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Bob Evans' principal executive officer and principal financial officer have concluded that:

      - information required to be disclosed by Bob Evans in this Quarterly Report on Form 10-Q would be accumulated and communicated to Bob Evans' management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

      - information required to be disclosed by Bob Evans in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

      - Bob Evans' disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Bob Evans and its consolidated subsidiaries is made known to them, particularly during the period in which the periodic reports of Bob Evans, including this Quarterly Report on Form 10-Q, are being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There were no changes in the company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      Not Applicable

ITEM  3. DEFAULTS UPON SENIOR SECURITIES. Not Applicable

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not Applicable

ITEM  5. OTHER INFORMATION. Not Applicable

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

Exhibit No.                   Description                               Location
----------                   -----------                               --------
 4(a)            Note Purchase Agreement, dated as of July      Incorporated herein by
                 28, 2004, by and among Bob Evans Farms,        reference to Exhibit 4(a) to
                 Inc., BEF Holding Co., Inc. and the            Bob Evans' Current Report on
                 purchasers of the notes set forth on the       Form 8-K dated July 29, 2004.
                 signature pages thereto                        (File No. 0-1667)

 4(b)            Subsidiary Guaranty, dated as of July          Incorporated herein by 2004, by
                 28, Mimi's Cafe, LLC                           reference to Exhibit 4(b) to
                                                                Bob Evans' Current Report on
                                                                Form 8-K dated July 29, 2004.
                                                                (File No. 0-1667)


 31.1            Rule 13a-14(a)/15d-14(a) Certification         Filed herewith
                 (Principal Executive Officer)

 31.2            Rule 13a-14(a)/15d-14(a) Certification         Filed herewith
                 (Principal Financial Officer)

 32.1            Section 1350 Certification (Principal          Filed herewith
                 Executive Officer)

 32.2            Section 1350 Certification (Principal          Filed herewith
                 Financial Officer)

      (b)   Reports on Form 8-K:

            Bob Evans filed a Current Report on Form 8-K on May 3, 2004 reporting under Item 5. Other Events and Regulation FD Disclosure the issuance of a news release announcing the resignation of Larry
            C. Corbin as Executive Vice President-Restaurant Operations of Bob Evans and the promotion of Randall J. Hicks to that position effective July 1, 2004.

            Bob Evans filed a Current Report on Form 8-K on May 13, 2004 reporting under Item 9. Regulation FD Disclosure the issuance of a news release on May 11, 2004 announcing same-store sales for the month of April 2004 and a quarterly dividend for the fourth fiscal quarter ended April 30, 2004 and reporting under Item 12. Results of Operations and Financial Condition the issuance of a news release on May 11, 2004 announcing updated earnings guidance for fiscal 2004.

            Bob Evans filed a Current Report on Form 8-K on May 26, 2004 reporting under Item 12. Results of Operations and Financial Condition the issuance of a news release on May 25, 2004 announcing updated earnings guidance for fiscal 2005.

            Bob Evans filed a Current Report on Form 8-K on June 7, 2004 reporting under Item 9. Regulation FD Disclosure the issuance of a news release announcing same-store sales for the month of May 2004 and reporting under Item 12. Results of Operations and Financial Condition the issuance of a news release announcing financial results for the fourth quarter and fiscal year ended April 30, 2004.

            Bob Evans filed a Current Report on Form 8-K on June 14, 2004 reporting under Item 9. Regulation FD Disclosure the issuance of a news release announcing the execution of a definitive agreement to acquire SWH Corporation (d/b/a Mimi's Cafe).

            Bob Evans filed a Current Report on Form 8-K on July 8, 2004 reporting under Item 9. Regulation FD Disclosure the issuance of a news release on July 7, 2004 announcing the closing of the acquisition of SWH Corporation (d/b/a Mimi's Cafe).

            Bob Evans filed a Current Report on Form 8-K on July 8, 2004 reporting under Item 9. Regulation FD Disclosure the issuance of a news release on July 6, 2004 announcing same-store sales for the month of June 2004.

            Bob Evans filed a Current Report on Form 8-K on July 12, 2004 reporting under Item 2. Acquisition or Disposition of Assets the acquisition of SWH Corporation (d/b/a Mimi's Cafe) in a privately-negotiated transaction and the terms of the financing of the acquisition.

            Bob Evans filed a Current Report on Form 8-K on July 29, 2004 reporting under Item 5. Other Events and Regulation FD Disclosure the completion of a private placement of $190 million in unsecured senior notes by BEF Holding Co., Inc. on July 28, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BOB EVANS FARMS, INC.

                                          By: /s/ Stewart K. Owens
                                              ----------------------------------
                                                    Stewart K. Owens
                                          Chairman and Chief Executive Officer
                                               (Principal Executive Officer)

                                          By: /s/ Donald J. Radkoski
                                              ----------------------------------
                                                   Donald J. Radkoski*
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

      September 8, 2004
      -----------------
            Date

*Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                INDEX TO EXHIBITS

                          Quarterly Report on Form 10-Q
                             Dated September 8, 2004

                              Bob Evans Farms, Inc.

Exhibit No.                          Description                                   Location
-----------                          -----------                                   --------
   4(a)             Note Purchase Agreement, dated as of July 28, 2004,     Incorporated herein by
                    by and among Bob Evans Farms, Inc., BEF Holding Co.,    reference to Exhibit 4(a) to
                    Inc. and the purchasers of the notes                    Bob Evans' Current Report on
                    set forth on the signature pages thereto                Form 8-K dated July 29, 2004.
                                                                            (File No. 0-1667)

   4(b)             Subsidiary Guaranty, dated as of July 28, 2004, by      Incorporated herein by
                    Mimi's Cafe, LLC                                        reference to Exhibit 4(b) to
                                                                            Bob Evans' Current Report on
                                                                            Form 8-K dated July 29, 2004.
                                                                            (File No. 0-1667)

   31.1             Rule 13a-14(a)/15d-14(a) Certification (Principal       Filed herewith
                    Executive Officer)

   31.2             Rule 13a-14(a)/15d-14(a) Certification (Principal       Filed herewith
                    Financial Officer)

   32.1             Section 1350 Certification (Principal Executive         Filed herewith
                    Officer)

   32.2             Section 1350 Certification (Principal Financial         Filed herewith
                    Officer)