Form 10-Q
period 2004-10-29
EVANS BOB FARMS INC
filed 2004-12-07
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 29, 2004
                              --------------------------------------------------

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

                              Bob Evans Farms, Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  31-4421866
----------------------------------------------     ----------------------------
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

Yes    X       No
     -----         -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X       No
     -----         -----

          As of November 26, 2004, the registrant had issued 42,638,118 common shares, of which 35,307,314 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              (Dollars in thousands)
                                                                         Oct. 29, 2004    April 30, 2004
                                                                         -------------    --------------
                                                                           Unaudited          Audited
ASSETS
Current assets
         Cash and equivalents                                            $      14,590    $       3,986
         Accounts receivable                                                    17,252           13,413
         Inventories                                                            25,015           19,540
         Deferred income taxes                                                   8,869            8,869
         Prepaid expenses                                                        3,423            1,664
                                                                         -------------    -------------
                  TOTAL CURRENT ASSETS                                          69,149           47,472

Property, plant and equipment                                                1,300,239        1,152,461
         Less accumulated depreciation                                         391,295          369,064
                                                                         -------------    -------------
                  NET PROPERTY, PLANT AND EQUIPMENT                            908,944          783,397

Other assets
         Deposits and other                                                      2,148            3,075
         Long-term investments                                                  18,141           17,791
         Deferred income taxes                                                  14,931           14,931
         Goodwill                                                              105,087            1,567
                                                                         -------------    -------------
                  TOTAL OTHER ASSETS                                           140,307           37,364
                                                                         -------------    -------------
                                                                         $   1,118,400    $     868,233
                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Line of credit                                                  $      39,600    $      34,620
         Current maturities of long-term debt                                    4,000            4,000
         Accounts payable                                                       21,018           12,390
         Dividends payable                                                       4,237            4,229
         Federal and state income taxes                                         23,515           11,375
         Accrued wages and related liabilities                                 21,410           20,887
         Self insurance                                                         22,113           17,441
         Other accrued expenses                                                51,258           40,905
                                                                         -------------    -------------
                  TOTAL CURRENT LIABILITIES                                    187,151          145,847

Long-term liabilities
         Deferred compensation                                                  15,039           13,519
         Deferred income taxes                                                  56,361           54,371
         Long-term debt                                                        212,333           24,333
                                                                         -------------    -------------
                  TOTAL LONG-TERM LIABILITIES                                  283,733           92,223

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000
            shares; issued 42,638,118 shares at Oct. 29, 2004,
            and April 30, 2004                                                     426              426
         Preferred stock, authorized 1,200 shares; issued 120
            shares at Oct. 29, 2004, and April 30, 2004                             60               60
         Capital in excess of par value                                        149,714          149,967
         Retained earnings                                                     629,703          613,371
         Treasury stock, 7,331,545 shares at Oct. 29, 2004
            and 7,397,219 shares at April 30, 2004, at cost                   (132,387)        (133,661)
                                                                         -------------    -------------
                  TOTAL STOCKHOLDERS' EQUITY                                   647,516          630,163
                                                                         -------------    -------------
                                                                         $   1,118,400    $     868,233
                                                                         =============    =============

    The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED


                                                                (Dollars in thousands, except per share amounts)

                                                                Three Months Ended                Six Months Ended
                                                          -----------------------------   -----------------------------
                                                          Oct. 29, 2004   Oct. 24, 2003   Oct. 29, 2004   Oct. 24, 2003
                                                          -------------   -------------   -------------   -------------
NET SALES                                                 $     376,020   $     297,260   $     696,635   $     592,732

    Cost of sales                                               111,955          83,607         206,519         165,742
    Operating wage and fringe benefit expenses                  136,347         102,638         249,225         205,067
    Other operating expenses                                     62,372          44,365         111,653          87,867
    Selling, general and administrative expenses                 30,081          26,225          56,945          51,256
    Depreciation and amortization expense                        16,081          12,229          30,025          24,176
                                                          -------------   -------------   -------------   -------------
OPERATING INCOME                                                 19,184          28,196          42,268          58,624

    Net interest expense                                          2,695             358           3,571             854
                                                          -------------   -------------   -------------   -------------

INCOME BEFORE INCOME TAXES                                       16,489          27,838          38,697          57,770

PROVISIONS FOR INCOME TAXES                                       5,920           9,938          13,892          20,624
                                                          -------------   -------------   -------------   -------------

NET INCOME                                                $      10,569   $      17,900   $      24,805   $      37,146
                                                          =============   =============   =============   =============

EARNINGS PER SHARE - BASIC                                $        0.30   $        0.52   $        0.70   $        1.07
                                                          =============   =============   =============   =============

EARNINGS PER SHARE - DILUTED                              $        0.30   $        0.51   $        0.70   $        1.05
EARNINGS PER SHARE - BASIC
                                                          =============   =============   =============   =============

CASH DIVIDENDS PER SHARE                                  $        0.12   $        0.12   $        0.24   $        0.24
                                                          =============   =============   =============   =============


     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                                (Dollars in thousands)

                                                                                                   Six Months Ended
                                                                                             ------------------------------
                                                                                             Oct. 29, 2004    Oct. 24, 2003
                                                                                             -------------    -------------
OPERATING ACTIVITIES:
  Net income                                                                                 $      24,805    $      37,146

  Adjustments to reconcile net income to net cash provided by (used for)
          operating activities:
       Depreciation and amortization                                                                30,025           24,176
       Loss on sale of assets                                                                          261              136
       (Gain) loss on long-term investments                                                            382             (901)
       Deferred compensation                                                                          (612)           2,900
       Compensation expense attributable to stock plans                                                567              632
       Cash provided by (used for) current assets
           and current liabilities:
          Accounts receivable                                                                       (2,536)          (2,081)
          Inventories                                                                               (2,088)          (1,391)
          Prepaid expenses                                                                            (710)            (670)
          Accounts payable                                                                             562            1,908
          Federal and state income taxes                                                            12,853           16,354
          Accrued wages and related liabilities                                                     (2,810)          (2,910)
          Self insurance                                                                             1,985            1,282
          Other accrued expenses                                                                     1,773            2,133
                                                                                             -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           64,457           78,714

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                                        (64,698)         (75,344)
  Acquisition of business                                                                         (178,893)              --
  Purchase of long-term investments                                                                   (949)          (1,410)
  Proceeds from sale of property, plant and equipment                                                3,868              625
  Other                                                                                              1,283           (1,585)
                                                                                             -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                                             (239,389)         (77,714)

FINANCING ACTIVITIES:
  Cash dividends paid                                                                               (8,466)          (7,955)
  Line of credit                                                                                     4,980            6,285
  Proceeds from debt issuance                                                                      372,775               --
  Principal payments on debt                                                                      (184,775)          (2,000)
  Proceeds from issuance of treasury stock                                                           1,022            2,678
                                                                                             -------------    -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                185,536             (992)
                                                                                             -------------    -------------

Increase in cash and equivalents                                                                    10,604                8

Cash and equivalents at the beginning of the period                                                  3,986            9,066
                                                                                             -------------    -------------

Cash and equivalents at the end of the period                                                $      14,590    $       9,074
                                                                                             =============    =============




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

                  The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                                 (in thousands)
                                              Three Months Ended                 Six Months Ended
                                      ---------------------------------   ---------------------------------
                                       Oct. 29, 2004     Oct. 24, 2003     Oct. 29, 2004     Oct. 24, 2003
                                      ---------------   ---------------   ---------------   ---------------
Basic                                          35,302            34,688            35,281            34,630
Effect of dilutive
    stock options                                 352               611               377               617
                                      ---------------   ---------------   ---------------   ---------------
Diluted                                        35,654            35,299            35,658            35,247
                                      ===============   ===============   ===============   ===============

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

                  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards
         (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

                                              (in thousands, except per share data)

                                                         Three Months Ended             Six Months Ended
                                                ------------------------------    ------------------------------
                                                Oct. 29, 2004    Oct. 24, 2003    Oct. 29, 2004    Oct. 24, 2003
                                                -------------    -------------    -------------    -------------
NET INCOME, AS REPORTED                         $      10,569    $      17,900    $      24,805    $      37,146
DEDUCT: Stock-based employee
compensation cost, net of related tax
effects, determined under the fair value
method for all awards                                  (1,248)          (1,032)          (3,125)          (1,965)
                                                -------------    -------------    -------------    -------------
NET INCOME, PRO FORMA                           $       9,321    $      16,868    $      21,680    $      35,181
                                                -------------    -------------    -------------    -------------

EARNINGS PER SHARE - BASIC
  As reported                                   $        0.30    $        0.52    $        0.70    $        1.07
  Pro forma                                     $        0.26    $        0.49    $        0.61    $        1.02

EARNINGS PER SHARE - DILUTED
  As reported                                   $        0.30    $        0.51    $        0.70    $        1.05
  Pro forma                                     $        0.26    $        0.48    $        0.61    $        1.00

4.       Goodwill

                  Goodwill, which represents the cost in excess of net assets acquired, was $105,087,000 and $1,567,000 at October 29, 2004 and April 30, 2004, respectively. The increase in goodwill is due to the acquisition of SWH Corporation (d/b/a Mimi's Cafe) (see note 6 below) in the first quarter of 2005. SFAS No. 142, Goodwill and Other Intangible Assets, requires an annual impairment test instead of amortization of goodwill. The company performs the annual test at the end of the fourth quarter.

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

                                                                       (in thousands)
                                                  Three Months Ended                    Six Months Ended
                                           --------------------------------    --------------------------------
                                            Oct. 29, 2004    Oct. 24, 2003      Oct. 29, 2004     Oct. 24, 2003
                                           --------------    --------------    --------------    --------------
Sales
  Restaurant Operations                    $      320,170    $      246,383    $      589,785    $      493,931
  Food Products                                    66,026            59,622           126,185           115,393
                                           --------------    --------------    --------------    --------------
                                                  386,196           306,005           715,970           609,324
  Intersegment sales of food products             (10,176)           (8,745)          (19,335)          (16,592)
                                           --------------    --------------    --------------    --------------
    Total                                  $      376,020    $      297,260    $      696,635    $      592,732
                                           ==============    ==============    ==============    ==============

Operating Income
  Restaurant Operations                    $       17,380    $       24,643    $       41,297    $       52,420
  Food Products                                     1,804             3,553               971             6,204
                                           --------------    --------------    --------------    --------------
    Total                                  $       19,184    $       28,196    $       42,268    $       58,624
                                           ==============    ==============    ==============    ==============

6.       Acquisition and Debt Issuance

                  On July 7, 2004, the company acquired all of the stock of SWH Corporation (d/b/a Mimi's Cafe) for approximately $103 million in cash, plus the assumption of approximately $79 million in outstanding indebtedness.

                  SWH Corporation, based in Tustin, California, operates 84 company-owned Mimi's Cafe restaurants in 10 states, with most locations in California and other western states. The restaurants are open for breakfast, lunch and dinner, and offer a wide variety of freshly prepared food in an atmosphere reminiscent of a New Orleans cafe or European bistro.

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

                  The following table illustrates the pro-forma impact on certain financial results if the acquisition had occurred at the beginning of fiscal 2004. The pro-forma financial information does not purport to be indicative of the operating results that would have been achieved had the acquisition been consummated at the beginning of fiscal 2004, and should not be construed as representative of future operating results.


                                                  (in thousands)
                               Three Months Ended                Six Months Ended
                       -------------------------------   -------------------------------
                        Oct. 29, 2004    Oct. 24, 2003   Oct. 29, 2004    Oct. 24, 2003
                       --------------   --------------   --------------   --------------
Net Sales              $      376,020   $      357,084   $      747,304   $      712,707
Net Income             $       10,569   $       16,949   $       25,105   $       36,344

Earnings Per Share:
  Basic                $         0.30   $         0.49   $         0.71   $         1.05
  Diluted              $         0.30   $         0.48   $         0.70   $         1.03

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL OVERVIEW

         As of October 29, 2004, the company owned and operated 662 full-service restaurants in 32 states, including 578 Bob Evans Restaurants and 84 Mimi's Cafe restaurants. The company acquired SWH Corporation (d/b/a Mimi's Cafe) ("Mimi's") in the first quarter of fiscal 2005 (see Note 6 of the consolidated financial statements). Revenue in the restaurant segment is recognized at the point of sale. The company also produces and distributes fresh and fully cooked pork products and other complementary food products primarily to grocery stores in the East North Central, Mid-Atlantic, Southern and Southwestern United States. Frozen rolls, biscuits and entrees are distributed primarily to grocery stores in Ohio and various surrounding areas. Revenue in the food products segment is recognized when products are delivered to the retailer.

         The following table reflects data for the company's second fiscal quarter ended October 29, 2004, compared to the prior year's second fiscal quarter ended October 24, 2003. The consolidated information is derived from the accompanying consolidated statements of income. Also included is data for the company's two industry segments - restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

 (DOLLARS IN                  CONSOLIDATED                RESTAURANT               FOOD PRODUCTS
THOUSANDS)                      RESULTS                    SEGMENT                     SEGMENT
                       ------------------------    ------------------------    ------------------------
                           Q2            Q2            Q2            Q2            Q2            Q2
                          2005          2004          2005          2004          2005          2004
                       ----------    ----------    ----------    ----------    ----------    ----------
Net sales              $  376,020    $  297,260    $  320,170    $  246,383    $   55,850    $   50,877
Operating income       $   19,184    $   28,196    $   17,380    $   24,643    $    1,804    $    3,553
Cost of sales                29.8%         28.1%         25.8%         24.3%         52.6%         46.6%
Operating wages              36.2%         34.6%         40.4%         38.9%         12.7%         13.3%
Other operating              16.6%         14.9%         18.5%         16.9%          5.5%          5.6%
S.G.&A                        8.0%          8.8%          5.5%          5.7%         22.4%         23.9%
Depr. & amort                 4.3%          4.1%          4.4%          4.2%          3.6%          3.6%
                       ----------    ----------    ----------    ----------    ----------    ----------
Operating income              5.1%          9.5%          5.4%         10.0%          3.2%          7.0%

RESTAURANT SEGMENT OVERVIEW

         The ongoing economic and industry-wide factors relevant to the restaurant segment include: competition, same-store sales (defined in the "Sales" section below), labor and fringe benefit expenses, commodity prices, energy prices, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the second quarter of fiscal 2005, the greatest impact on restaurant segment profitability was the lower same-store sales at Bob Evans Restaurants and to a lesser extent - the higher food cost at Mimi's and Bob Evans Restaurants.

         Second quarter same-store sales at Bob Evans Restaurants decreased 4.2% compared to the corresponding period last year. Management believes that economic pressures on core customers and a lagging economic recovery in the Midwest negatively impacted same-store sales.

         The inclusion of Mimi's results in the second quarter of fiscal 2005 had a significant impact on the cost of sales ratio in the restaurant segment. Mimi's restaurants traditionally have a higher food cost average than Bob Evans Restaurants due to a higher concentration on lunch and dinner.

         Current initiatives to enhance customers' value perceptions and overall satisfaction levels at Bob Evans Restaurants increased costs in the second quarter compared to the corresponding quarter last year. This impact was reflected in cost of sales and operating wages.

         These factors are discussed further in the detailed sections that follow. However, the end result is that restaurant operating income declined $7.3 million, or 29.5%, in the second quarter this year compared to a year ago. Furthermore, the segment's operating income margin fell to 5.4% from 10.0% in the same periods.

FOOD PRODUCTS SEGMENT OVERVIEW

         The ongoing economic and industry-wide factors relevant to the food products segment include: hog costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the second quarter of fiscal 2005, the two factors that had the greatest impact on food products segment profitability were:

1)       higher than planned sales growth; and

2)       the dramatic increase in hog costs.

         Food products segment net sales increased 9.8% in the second quarter of fiscal 2005 compared to the same period last year. The higher net sales were driven by a combination of a 4.1% increase in pounds sold of comparable products (principally sausage and refrigerated potatoes), an approximate 5.0% price increase of manufactured products, and less discounting (via promotional spending). Promotional spending represents sales incentives in the form of "off-invoice" deductions, cooperative advertising programs and coupons, which are all classified as a reduction of net sales.

         Hog costs represent the majority of food products segment cost of sales, and the volatile nature of hog costs greatly impacts the profitability of the segment. For the second quarter, average hog costs increased 30.7% compared with the quarter a year ago. This increase caused cost of sales in the food products segment to increase from 46.6% to 52.6% of sales in the corresponding periods.

         The increase in net sales was offset by the significant increase in cost of sales, resulting in a decrease in operating income of $1.7 million, or 49.2%, compared to a the corresponding period last year.

SALES

         Consolidated net sales increased 26.5% to $376.0 million in the second quarter of fiscal 2005 compared to the corresponding quarter last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $73.8 million and $5.0 million, respectively. Restaurant sales, which included Mimi's sales for the entire second quarter, accounted for 85.1% of consolidated sales in the second quarter. For the six-month period ended October 29, 2004, consolidated net sales (including Mimi's sales for the period after July 7, 2004 only) increased $103.9 million, or 17.5%, compared to the previous year.

         Restaurant sales increased $73.8 million, or 29.9%, in the second quarter of fiscal 2005 and $95.9 million, or 19.4%, through six months of fiscal 2005 compared to the corresponding periods a year ago. The second quarter increase was mostly the result of the inclusion of Mimi's ($67.4 million in sales in the second quarter of fiscal 2005) as well as more restaurants in operation (578 Bob Evans Restaurants and 84 Mimi's Cafe restaurants at quarter end versus 535 Bob Evans Restaurants a year ago), partially offset by a decrease in same-store sales at Bob Evans Restaurants. Bob Evans Restaurants experienced a same-store sales decline of 4.2% in the quarter, which included an average menu price increase of 2.2%. Bob Evans Restaurant same-store sales computations are based on net sales of stores open two full fiscal years as of the beginning of the fiscal year and are measured in comparison to the corresponding period in the prior year. Sales of stores to be rebuilt are excluded from the computation beginning in the period that construction commences on the replacement building. Sales of closed stores are excluded from the computation beginning in the period of closure.

         The chart below summarizes the restaurant openings and closings during the last six quarters for Bob Evans restaurants and two quarters for Mimi's restaurants:

Bob Evans Restaurants:

                      Beginning      Opened     Closed     Ending
                      ---------      ------     ------     ------
Fiscal 2005
   1st quarter           558           11          2         567

   2nd quarter           567           12          1         578

Fiscal 2004
   1st quarter           523           3           2         524
   2nd quarter           524           11          0         535
   3rd quarter           535           12          0         547
   4th quarter           547           11          0         558

Mimi's Restaurants:

                      Beginning      Opened     Closed     Ending
                      ---------      ------     ------     ------
Fiscal 2005

   1st quarter           81            0           0         81
   2nd quarter           81            3           0         84

Consolidated Restaurants:

                      Beginning      Opened     Closed     Ending
                      ---------      ------     ------     ------
Fiscal 2005
   1st quarter           639           11          2         648
   2nd quarter           648           15          1         662

         In the second quarter of fiscal 2005, 12 new Bob Evans Restaurants opened, compared to 11 in the corresponding period a year ago. Mimi's opened three restaurants in the second quarter of 2005. The company expects to open a total of 39 Bob Evans Restaurants and 12 Mimi's restaurants, respectively, in fiscal 2005. One under-performing Bob Evans Restaurant was closed in the second quarter of fiscal 2005. For fiscal 2006, the company plans to decrease the growth rate of Bob Evans Restaurants (approximately 20 new locations) and at the same time accelerate the remodeling and rebuilding programs for existing restaurants. In addition, the company expects to increase the number of Mimi's restaurant openings to approximately 15 in fiscal 2006.

         The food products segment experienced a sales increase of $5.0 million, or 9.8%, in the second quarter of fiscal 2005 and $8.0 million, or 8.1%, through six months of fiscal 2005 compared to the corresponding periods a year ago. The sales increase was partly due to a 4.1% increase in the volume of comparable products sold (principally sausage products and refrigerated potatoes) in the second quarter of fiscal 2005 versus fiscal 2004. Comparable pounds sold is calculated using the same products in both periods and excludes new products. An approximate 5.0% price increase of manufactured products implemented late in the first quarter of fiscal 2005 and a decrease in promotional spending, which is classified as a reduction of net sales, throughout fiscal 2005 also contributed to the increase in sales.

COST OF SALES

         Consolidated cost of sales (cost of materials) was 29.8% of sales in the company's second quarter and 29.6% through six months of fiscal 2005 compared to 28.1% and 28.0% in the corresponding periods a year ago.

         In the second quarter of fiscal 2005, restaurant segment cost of sales (predominantly food cost) increased to 25.8% of sales (25.2% year-to-date) versus 24.3% (24.2% year-to-date) a year ago. The increase was attributable mainly to the inclusion of Mimi's cost of sales for the entire second quarter of 2005. Mimi's cost of sales are traditionally higher than Bob Evans Restaurants as a result of a greater portion of sales that are derived from lunch and dinner items, which carry higher food costs, as well as a different positioning strategy (similar to casual theme restaurants) than Bob Evans Restaurants. The cost of sales ratio increased at Bob Evans Restaurants approximately 60 basis points in the second quarter of fiscal 2005 compared to last year as a result of higher commodity prices as well as initiatives to enhance customers' value perceptions through increased portion sizes.

         The food products segment cost of sales ratio was 52.6% of sales in the second quarter (54.4% year-to-date) compared to 46.6% (46.8% year-to-date) a year ago. The increase in the food products segment cost of sales ratio was due to higher hog costs, which averaged $49.60 per hundredweight for the second quarter of fiscal 2005 compared to $37.94 per hundredweight in the corresponding period last year - a 30.7% increase. The company expects that hog costs may moderate later in the fiscal year.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

         Consolidated operating wage and fringe benefit expenses ("operating wages") were 36.2% of sales in the second quarter and 35.8% of sales through six months of fiscal 2005 compared to 34.6% of sales in both corresponding periods last year. The operating wage ratio increased in the restaurant segment and decreased in the food products segment.

         In the restaurant segment, the increase in operating wages was attributable to higher wages. The higher wages were the result of an increased focus on customer service initiatives and that wages were not as well leveraged (due to lower-than-expected same-store sales).

         In the food products segment, operating wages were 12.7% of sales in the second quarter and 13.2% of sales through six months of fiscal 2005 compared to 13.3% and 13.8% of sales in the corresponding periods last year. The decrease was due to better leveraging of costs as a result of increased sales volume, a price increase in manufactured products, and decreased promotional spending discussed in the "Sales" section above.

OTHER OPERATING EXPENSES

         Over 94% of other operating expenses ("operating expenses") occurred in the restaurant segment in the second quarter and through six months of both fiscal 2005 and fiscal 2004. The most significant components of operating expenses were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than federal and state income taxes), rent and credit card processing fees. Consolidated operating expenses were 16.6% of sales in the second quarter and 16.0% of sales through six months of fiscal 2005 compared to 14.9% and 14.8% of sales in the corresponding periods last year.

         In the restaurant segment, operating expenses increased to 18.5% of sales and 17.9% of sales in the second quarter and year-to-date, respectively, in fiscal 2005. This compares to 16.9% and 16.7% of sales in the corresponding periods a year ago. The restaurant operating expense ratios were impacted by the lower than expected same-store sales which resulted in a negative leveraging of operating expenses, as well as the increased rent expense associated with Mimi's, which leases all of its locations.

         In the food products segment, the operating expense ratio fluctuated slightly to 5.5% of sales in the second quarter and 5.7% of sales through six months of fiscal 2005 compared to 5.6% of sales and 5.5% of sales in the corresponding periods last year. The decrease in the second quarter is primarily due to the positive leveraging of operating expenses with the increase in food products segment sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Consolidated selling, general and administrative expenses ("S, G & A expenses") were 8.0% of sales in the second quarter and 8.2% of sales through six months of fiscal 2005 compared to 8.8% of sales and 8.6% of sales in the corresponding periods last year. The most significant components of S, G & A expenses were wages, fringe benefits and food products segment advertising expenses. The decrease in fiscal 2005 is due to lower bonus accruals as well as the inclusion of Mimi's, which had an overall lower S,G,&A expenses ratio than Bob Evans Restaurants.

TAXES

         The effective combined federal and state income tax rates were 35.9% in fiscal 2005 versus 35.7% in fiscal 2004. The company anticipates the effective tax rate for fiscal 2005 to remain at approximately 35.9%.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit are also used for liquidity needs, capital expansion and repurchases of Bob Evans stock. Bank lines of credit available total $100.0 million, of which $39.6 million was outstanding at October 29, 2004. Draws on the lines of credit are limited by the balance on the company's stand by letters-of-credit which totaled $2.8 million at October 29, 2004. The company increased the total available bank lines of credit from $70 million to $100 million in the second quarter of 2005.

         Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement furniture and equipment, and ongoing remodeling programs.

Capital expenditures were $64.7 million through six months of fiscal 2005 compared to $75.3 million for the corresponding period last year. The decrease was due primarily to more land purchases for future restaurant sites in the first six months of fiscal 2004 compared to fiscal 2005.

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

Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including, without limitation:

o        Changes in hog costs

o The possibility of severe weather conditions where the company operates its restaurants

o        The availability and cost of acceptable new restaurant sites

o        Shortages of restaurant labor

o Acceptance of the company's restaurant concepts into new geographic areas

o Accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of Mimi's Cafe

o        Unanticipated changes in business and economic conditions affecting
         Mimi's Cafe

o Other risks disclosed from time to time in the company's securities filings and press releases

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


                         ITEM 4. CONROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         With the participation of the company's management, including Bob Evans' principal executive officer and principal financial officer, the company's management has evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Bob Evans' principal executive officer and principal financial officer have concluded that:

         o information required to be disclosed by Bob Evans in this Quarterly Report on Form 10-Q would be accumulated and communicated to Bob Evans' management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

         o information required to be disclosed by Bob Evans in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

         o Bob Evans' disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Bob Evans and its consolidated subsidiaries is made known to them, particularly during the period in which the periodic reports of Bob Evans, including this Quarterly Report on Form 10-Q, are being prepared.

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

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Annual Meeting of Stockholders of the company (the "Annual Meeting") was held on September 13, 2004. At the Annual Meeting, 35,288,938 common shares were outstanding and entitled to vote; and 30,800,957, or 87.3%, of the outstanding common shares entitled to vote were represented in person or by proxy.

         (b)      Directors elected at the Annual Meeting:

                  Daniel E. Evans
                  Michael J. Gasser
                  E.W. (Bill) Ingram III

                  Directors whose term of office continued after the Annual
                  Meeting:

                  Larry C. Corbin                 Daniel A. Fronk
                  Stewart K. Owens                Cheryl L. Krueger
                  Robert E.H. Rabold              G. Robert Lucas

         (c)      Matters voted upon at the Annual Meeting:

                                                                                 FOR              WITHHELD
                                                                                 ---              --------
                  1) Election of Daniel E. Evans                              30,104,813          696,144
                  2) Election of Michael J. Gasser                            29,930,337          870,620
                  3) Election of E.W. (Bill) Ingram III                       29,934,894          866,063

                                                                                 FOR              AGAINST      ABSTAIN
                                                                                 ---              -------      -------
                  4) Ratification of the selection of Ernst
                     & Young, LLP as the company's
                     independent registered public accounting
                     firm for fiscal 2005.                                    28,131,530        2,568,734      100,693

         (d)      Not Applicable


ITEM 5.  OTHER INFORMATION.  Not Applicable

ITEM 6.  EXHIBITS.

       Exhibit No.                   Description                          Location
       -----------                   -----------                          --------
         10.1            Form of Incentive Stock Option Notice and      Filed herewith
                         Agreement for Bob Evans Farms, Inc. First
                         Amended and Restated 1998 Stock Option
                         and  Incentive Plan.

         10.2            Form of Nonqualified Stock Option Notice       Filed herewith
                         and Agreement for Bob Evans Farms, Inc.
                         First Amended and Restated 1998 Stock
                         Option and Incentive Plan.

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

December 7, 2004
----------------
     Date


*Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                INDEX TO EXHIBITS

                          Quarterly Report on Form 10-Q
                             Dated December 7, 2004

                              Bob Evans Farms, Inc.



           Exhibit No.                          Description                               Location
           -----------                          -----------                               --------
              10.1             Form of Incentive Stock Option Notice and Agreement     Filed herewith
                               for Bob Evans Farms, Inc. First Amended and
                               Restated 1998 Stock Option and Incentive Plan.

              10.2             Form of Nonqualified Stock Option Notice and            Filed herewith
                               Agreement for Bob Evans Farms, Inc. First Amended
                               and Restated 1998 Stock Option and  Incentive Plan.

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