Form 10-Q
period 2005-01-28
EVANS BOB FARMS INC
filed 2005-03-08
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2005

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________

Commission file number 0-1667

                              Bob Evans Farms, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                               31-4421866
---------------------------------------------          ------------------
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

   --------------------------------------------------------------------------
   (Former name, former address and formal fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]    No  [ ]

      As of February 25, 2005, the registrant had issued 42,638,118 common shares, of which 35,362,095 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (Dollars in thousands)
                                                                   Jan. 28, 2005       April 30, 2004
                                                                     Unaudited            Audited
                                                                   -------------       --------------
ASSETS

Current assets
         Cash and equivalents                                       $    12,365          $    3,986
         Accounts receivable                                             17,857              13,413
         Inventories                                                     24,581              19,540
         Deferred income taxes                                            8,869               8,869
         Prepaid expenses                                                 2,925               1,664
                                                                    -----------          ----------
                  TOTAL CURRENT ASSETS                                   66,597              47,472

Property, plant and equipment                                         1,321,708           1,152,461
         Less accumulated depreciation                                  403,944             369,064
                                                                    -----------          ----------
                  NET PROPERTY, PLANT AND EQUIPMENT                     917,764             783,397

Other assets
         Deposits and other                                               2,673               3,075
         Long-term investments                                           19,150              17,791
         Deferred income taxes                                           14,931              14,931
         Goodwill                                                       105,087               1,567
                                                                    -----------          ----------
                  TOTAL OTHER ASSETS                                    141,841              37,364
                                                                    -----------          ----------
                                                                    $ 1,126,202          $  868,233
                                                                    ===========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Line of credit                                             $    38,600          $   34,620
         Current maturities of long-term debt                             4,000               4,000
         Accounts payable                                                21,770              12,390
         Dividends payable                                                4,243               4,229
         Federal and state income taxes                                  26,248              11,375
         Accrued wages and related liabilities                           19,717              20,887
         Self insurance                                                  22,281              17,441
         Other accrued expenses                                          54,800              40,905
                                                                    -----------          ----------
                  TOTAL CURRENT LIABILITIES                             191,659             145,847

Long-term liabilities
         Deferred compensation                                           16,391              13,519
         Deferred income taxes                                           56,361              54,371
         Long-term debt                                                 211,334              24,333
                                                                    -----------          ----------
                  TOTAL LONG-TERM LIABILITIES                           284,086              92,223

Stockholders' equity
         Common stock, $.01 par value; authorized 100,000,000
            shares; issued 42,638,118 shares at Jan. 28, 2005,
            and April 30, 2004                                              426                 426
         Preferred stock, authorized 1,200 shares; issued 120
            shares at Jan. 28, 2005, and April 30, 2004                      60                  60
         Capital in excess of par value                                 149,322             149,967
         Retained earnings                                              632,095             613,371
         Treasury stock, 7,277,065 shares at Jan. 28, 2005
            and 7,397,219 shares at April 30, 2004, at cost            (131,446)           (133,661)
                                                                    -----------          ----------
                  TOTAL STOCKHOLDERS' EQUITY                            650,457             630,163
                                                                    -----------          ----------
                                                                    $ 1,126,202          $  868,233
                                                                    ===========          ==========

    The accompanying notes are an integral part of the financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                               (Dollars in thousands, except per share amounts)
                                                           Three Months Ended                   Nine Months Ended
                                                           ------------------                   -----------------
                                                    Jan. 28, 2005       Jan. 23, 2004   Jan. 28, 2005       Jan. 23, 2004
                                                    -------------       -------------   -------------       -------------
NET SALES                                            $   380,976         $   291,397     $ 1,077,611         $   884,129

    Cost of sales                                        119,305              84,049         325,824             249,791
    Operating wage and fringe benefit expenses           139,969             102,094         389,194             307,161
    Other operating expenses                              62,051              42,884         173,704             130,751
    Selling, general and administrative expenses          30,002              25,180          86,947              76,436
    Depreciation and amortization expense                 16,530              12,733          46,555              36,909
                                                     -----------         -----------     -----------         -----------
OPERATING INCOME                                          13,119              24,457          55,387              83,081

    Net interest expense                                   2,766                 210           6,337               1,064
                                                     -----------         -----------     -----------         -----------
INCOME BEFORE INCOME TAXES                                10,353              24,247          49,050              82,017

PROVISIONS FOR INCOME TAXES                                3,717               8,656          17,609              29,280
                                                     -----------         -----------     -----------         -----------
NET INCOME                                           $     6,636         $    15,591     $    31,441         $    52,737
                                                     ===========         ===========     ===========         ===========

EARNINGS PER SHARE - BASIC                           $      0.19         $      0.45     $      0.89         $      1.52
                                                     ===========         ===========     ===========         ===========
EARNINGS PER SHARE - DILUTED                         $      0.19         $      0.44     $      0.88         $      1.49
                                                     ===========         ===========     ===========         ===========
CASH DIVIDENDS PER SHARE                             $      0.12         $      0.12     $      0.36         $      0.36
                                                     ===========         ===========     ===========         ===========

     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                    (Dollars in thousands)
                                                                       Nine Months Ended
                                                                       -----------------
                                                             Jan. 28, 2005              Jan. 23, 2004
                                                             -------------              -------------
OPERATING ACTIVITIES:
  Net income                                                  $    31,441                $    52,737

  Adjustments to reconcile net income to net
      cash provided by (used for) operating activities:
       Depreciation and amortization                               46,555                     36,909
       (Gain) loss on sale of assets                                  361                       (352)
       Gain on long-term investments                                 (502)                    (1,711)
       Deferred compensation                                          740                      4,191
       Compensation expense attributable to stock plans               845                        931
       Cash provided by (used for) current assets
           and current liabilities:
          Accounts receivable                                      (3,141)                    (2,602)
          Inventories                                              (1,654)                      (886)
          Prepaid expenses                                           (212)                      (570)
          Accounts payable                                          1,314                      1,462
          Federal and state income taxes                           15,586                     15,164
          Accrued wages and related liabilities                    (4,503)                      (242)
          Self insurance                                            2,153                      2,768
          Other accrued expenses                                    5,037                      4,984
                                                              -----------                -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          94,020                    112,783

INVESTING ACTIVITIES:

  Purchase of property, plant and equipment                       (90,692)                  (102,240)
  Acquisition of business                                        (178,893)                         -
  Purchase of long-term investments                                (1,183)                    (1,602)
  Proceeds from sale of property, plant and equipment               4,521                      3,367
  Other                                                               758                       (681)
                                                              -----------                -----------
NET CASH USED IN INVESTING ACTIVITIES                            (265,489)                  (101,156)

FINANCING ACTIVITIES:

  Cash dividends paid                                             (12,703)                   (12,150)
  Line of credit                                                    3,980                        195
  Proceeds from debt issuance                                     372,775                          -
  Principal payments on debt                                     (185,774)                    (3,000)
  Proceeds from issuance of treasury stock                          1,570                      8,098
                                                              -----------                -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               179,848                     (6,857)
                                                              -----------                -----------
Increase in cash and equivalents                                    8,379                      4,770

Cash and equivalents at the beginning of the period                 3,986                      9,066
                                                              -----------                -----------
Cash and equivalents at the end of the period                 $    12,365                $    13,836
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

            The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                                    (in thousands)
                                 Three Months Ended                    Nine Months Ended
                                 ------------------                    -----------------
                           Jan. 28, 2005      Jan. 23, 2004     Jan. 28, 2005      Jan. 23, 2004
                           -------------      -------------     -------------      -------------
Basic                         35,326             34,990            35,296             34,750
Effect of dilutive
    stock options                320                682               358                637
                              ------             ------            ------             ------
Diluted                       35,646             35,672            35,654             35,387
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

            The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

                                             (in thousands, except per share data)
                                                      Three Months Ended                 Nine Months Ended
                                                      ------------------                 -----------------
                                                Jan. 28, 2005    Jan. 23, 2004    Jan. 28, 2005     Jan. 23, 2004
                                                -------------    -------------    -------------     -------------
NET INCOME, AS REPORTED                            $  6,636        $  15,591        $  31,441         $  52,737
DEDUCT: Stock-based employee
compensation cost, net of related tax
effects, determined under the fair value
method for all awards                                (1,111)          (1,151)          (4,236)           (3,116)
                                                   --------        ---------        ---------         ---------
NET INCOME, PRO FORMA                              $  5,525        $  14,440        $  27,205         $  49,621
                                                   --------        ---------        ---------         ---------
EARNINGS PER SHARE - BASIC
  As reported                                      $   0.19        $    0.45        $    0.89         $    1.52
  Pro forma                                        $   0.16        $    0.41        $    0.77         $    1.43

EARNINGS PER SHARE - DILUTED
  As reported                                      $   0.19        $    0.44        $    0.88         $    1.49
  Pro forma                                        $   0.15        $    0.41        $    0.76         $    1.40

4.    Goodwill

            Goodwill, which represents the cost in excess of net assets acquired, was $105,087,000 and $1,567,000 at January 28, 2005 and April 30, 2004, respectively. The increase in goodwill is due to the acquisition of SWH Corporation (d/b/a Mimi's Cafe) (see note 6 below) in the first quarter of fiscal 2005. SFAS No. 142, Goodwill and Other Intangible Assets, requires an annual impairment test instead of amortization of goodwill. The company performs the annual test at the end of the fourth quarter.

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

                                                                   (in thousands)
                                            Three Months Ended                  Nine Months Ended
                                            ------------------                  -----------------
                                        Jan. 28, 2005   Jan. 23, 2004      Jan. 28, 2005   Jan. 23, 2004
                                        -------------   -------------      -------------   -------------
Sales
  Restaurant Operations                   $ 316,205       $ 233,159          $  905,990      $ 727,090
  Food Products                              75,342          67,059             201,527        182,452
                                          ---------       ---------          ----------      ---------
                                            391,547         300,218           1,107,517        909,542
  Intersegment sales of food products       (10,571)         (8,821)            (29,906)       (25,413)
                                          ---------       ---------          ----------      ---------
    Total                                 $ 380,976       $ 291,397          $1,077,611      $ 884,129
                                          =========       =========          ==========      =========
Operating Income
  Restaurant Operations                   $   9,949       $  17,894          $   51,246      $  70,314
  Food Products                               3,170           6,563               4,141         12,767
                                          ---------       ---------          ----------      ---------
    Total                                 $  13,119       $  24,457          $   55,387      $  83,081
                                          =========       =========          ==========      =========

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

                                                           (in thousands)
                                   Three Months Ended                  Nine Months Ended
                                   ------------------                  -----------------
                               Jan. 28, 2005   Jan. 23, 2004      Jan. 28, 2005   Jan. 23, 2004
                               -------------   -------------      -------------   -------------
Net Sales                        $ 380,976       $ 359,903          $1,128,280     $ 1,072,610
Net Income                       $   6,636       $  15,847          $   31,741     $    52,191

Earnings Per Share:
  Basic                          $    0.19       $    0.45          $     0.90     $      1.50
  Diluted                        $    0.19       $    0.44          $     0.89     $      1.47

7.    New Accounting Pronouncements

            On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for

      Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

            SFAS 123 (R) must be adopted no later than July 30, 2005. Early adoption will be permitted in periods in which the financial statements have not yet been issued. The company expects to adopt SFAS 123(R) on April 30, 2005 (the beginning of fiscal 2006).

            As permitted by SFAS 123, the company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on the company's overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 above.

8.    Contingencies

            In January 2005, the company received an assessment from the State of Ohio related to corporate franchise tax for fiscal years 1998-2003. The company is petitioning the State of Ohio for a reassessment as the company believes its positions on tax returns filed are correct. However, in the event that the company does not ultimately prevail, management believes that recorded reserves are adequate to meet any future tax-related payments to the State of Ohio.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL OVERVIEW

      As of January 28, 2005, the company owned and operated 675 full-service restaurants, including 587 Bob Evans Restaurants in 21 states and 88 Mimi's Cafe restaurants in 12 states. Bob Evans Restaurants are primarily located in the Midwest, Mid-Atlantic, and Southeast regions of the United States. Mimi's Cafe restaurants are primarily located in California and other western states. The company acquired SWH Corporation (d/b/a Mimi's Cafe) ("Mimi's") in the first quarter of fiscal 2005 (see Note 6 of the consolidated financial statements). Revenue in the restaurant segment is recognized at the point of sale. The company also produces and distributes fresh and fully cooked pork products and other complementary food products primarily to grocery stores in the East North Central, Mid-Atlantic, Southern and Southwestern United States. Frozen rolls, biscuits and entrees are distributed primarily to grocery stores in Ohio and various surrounding areas. Revenue in the food products segment is recognized when products are delivered to the retailer.

      The following table reflects data for the company's third fiscal quarter ended January 28, 2005, compared to the prior year's third fiscal quarter ended January 23, 2004. The consolidated information is derived from the accompanying consolidated statements of income. Also included is data for the company's two industry segments - restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

  (DOLLARS IN            CONSOLIDATED                  RESTAURANT               FOOD PRODUCTS
   THOUSANDS)               RESULTS                     SEGMENT                   SEGMENT
                            -------                     -------                   -------
                         Q3           Q3             Q3           Q3            Q3          Q3
                        2005         2004           2005         2004          2005        2004
                     ---------    ---------      ---------    ---------     --------    --------
Net sales            $ 380,976    $ 291,397      $ 316,205    $ 233,159     $ 64,771    $ 58,238
Operating income     $  13,119    $  24,457      $   9,949    $  17,894     $  3,170    $  6,563

Cost of sales             31.3%        28.9%          26.5%        24.7%        54.7%       45.6%
Operating wages           36.8%        35.0%          41.8%        40.5%        11.9%       13.0%
Other operating           16.3%        14.7%          18.6%        17.2%         5.3%        5.0%
S.G.&A.                    7.9%         8.6%           5.4%         5.3%        20.1%       21.8%
Depr. & amort.             4.3%         4.4%           4.6%         4.6%         3.1%        3.3%
                     ---------    ---------      ---------    ---------     --------    --------

Operating income           3.4%         8.4%           3.1%         7.7%         4.9%       11.3%

RESTAURANT SEGMENT OVERVIEW

      The ongoing economic and industry-wide factors relevant to the restaurant segment include: competition, same-store sales (defined in the "Sales" section below), labor and fringe benefit expenses, commodity prices, energy prices, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the third quarter of fiscal 2005, the greatest impact on restaurant segment profitability was the lower same-store sales at Bob Evans Restaurants and to a lesser extent - the higher food cost at Bob Evans Restaurants and Mimi's.

      Third quarter same-store sales at Bob Evans Restaurants decreased 3.9% compared to the corresponding period last year. Management believes that economic pressures on core customers and a lagging economic recovery in the Midwest negatively impacted same-store sales. The third quarter comparison was also affected by unfavorable shifts in the timing of the year-end holidays and severe winter weather in December 2004 and January 2005.

      The inclusion of Mimi's results in the third quarter of fiscal 2005 had a significant impact on the cost of sales ratio in the restaurant segment. Mimi's restaurants traditionally have a higher food cost average than Bob Evans Restaurants due primarily to a higher concentration on lunch and dinner.

      Current initiatives to enhance customers' value perceptions and overall satisfaction levels at Bob Evans Restaurants increased costs in the third quarter compared to the corresponding quarter last year. This impact was reflected in cost of sales and operating wages.

      These factors are discussed further in the detailed sections that follow. However, the end result is that restaurant operating income declined $7.9 million, or 44.4%, in the third quarter this year compared to a year ago. Furthermore, the segment's operating income margin fell to 3.1% from 7.7% in the same periods.

FOOD PRODUCTS SEGMENT OVERVIEW

      The ongoing economic and industry-wide factors relevant to the food products segment include: hog costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the third quarter of fiscal 2005, the two factors that had the greatest impact on food products segment profitability were:

      1) higher than planned sales growth; and

      2) the dramatic increase in hog costs.

      Food products segment net sales increased 11.2% in the third quarter of fiscal 2005 compared to the same period last year. The higher net sales were driven by a combination of a 7.8% increase in pounds sold of comparable products (principally sausage and refrigerated potatoes), an approximate 5.0% price increase of manufactured products, and less discounting (via promotional spending). Promotional spending represents sales incentives in the form of "off-invoice" deductions, cooperative advertising programs and coupons, which are all classified as a reduction of net sales.

      Hog costs represent the majority of food products segment cost of sales, and the volatile nature of hog costs greatly impacts the profitability of the segment. For the third quarter, average hog costs increased 48.9% compared with the quarter a year ago. This increase caused cost of sales in the food products segment to increase from 45.6% to 54.7% of sales in the corresponding periods.

      The increase in net sales was offset by the significant increase in cost of sales, resulting in a decrease in operating income of $3.4 million, or 51.7%, compared to a the corresponding period last year.

SALES

      Consolidated net sales increased 30.7% to $381.0 million in the third quarter of fiscal 2005 compared to the corresponding quarter last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $83.1 million and $6.5 million, respectively. Restaurant sales, which included Mimi's sales for the entire third quarter, accounted for 83.0% of consolidated sales in the third quarter. For the nine-month period ended January 28, 2005, consolidated net sales (including Mimi's sales for the period after July 7, 2004 only) increased $193.5 million, or 21.9%, compared to the previous year.

      Restaurant sales increased $83.1 million, or 35.6%, in the third quarter of fiscal 2005 and $178.9 million, or 24.6%, through nine months of fiscal 2005 compared to the corresponding periods a year ago. The third quarter increase was mostly the result of the inclusion of Mimi's ($75.6 million in sales in the third quarter of fiscal 2005) as well as more restaurants in operation (587 Bob Evans Restaurants and 88 Mimi's restaurants at quarter end versus 547 Bob Evans Restaurants a year ago), partially offset by a decrease in same-store sales at Bob Evans Restaurants. Bob Evans Restaurants experienced a same-store sales decline of 3.9% in the quarter, which included an average menu price increase of 1.8%. Bob Evans Restaurant same-store sales computations are based on net sales of stores open two full fiscal years as of the beginning of the fiscal year and are measured in comparison to the corresponding period in the prior year. Sales of stores to be rebuilt are excluded from the computation beginning in the period that construction commences on the replacement building. Sales of closed stores are excluded from the computation beginning in the period of closure.

      The chart below summarizes the restaurant openings and closings during the last seven quarters for Bob Evans Restaurants and three quarters for Mimi's restaurants:

Bob Evans Restaurants:

                      Beginning      Opened     Closed     Ending
                      ---------      ------     ------     ------
Fiscal 2005
   1st quarter           558           11          2        567
   2nd quarter           567           12          1        578
   3rd quarter           578           10          1        587

Fiscal 2004
   1st quarter           523            3          2        524
   2nd quarter           524           11          0        535
   3rd quarter           535           12          0        547
   4th quarter           547           11          0        558

Mimi's Restaurants:

                      Beginning      Opened     Closed     Ending
                      ---------      ------     ------     ------
Fiscal 2005
   1st quarter           81            0           0         81
   2nd quarter           81            3           0         84
   3rd quarter           84            4           0         88

Consolidated Restaurants:

                      Beginning      Opened     Closed     Ending
                      ---------      ------     ------     ------
Fiscal 2005
   1st quarter           639           11          2        648
   2nd quarter           648           15          1        662
   3rd quarter           662           14          1        675

      In the third quarter of fiscal 2005, 10 new Bob Evans Restaurants opened, compared to 12 in the corresponding period a year ago. For the nine-month period ended January 28, 2005, 33 new Bob Evans Restaurants opened, compared to 26 in the corresponding period a year ago. Mimi's opened 4 restaurants in the third quarter of 2005. The company expects to open a total of 39 Bob Evans Restaurants and 12 Mimi's restaurants, respectively, in fiscal 2005. One under-performing Bob Evans Restaurant was closed in the third quarter of fiscal 2005. For fiscal 2006, the company plans to decrease the growth rate of Bob Evans

Restaurants (approximately 20 new locations) and at the same time accelerate the remodeling and rebuilding programs for existing restaurants. In addition, the company expects to increase the number of Mimi's restaurant openings to approximately 15 in fiscal 2006.

      The food products segment experienced a sales increase of $6.5 million, or 11.2%, in the third quarter of fiscal 2005 and $14.6 million, or 9.3%, through nine months of fiscal 2005 compared to the corresponding periods a year ago. The sales increase was partly due to a 7.8% increase in the volume of comparable products sold (principally sausage products and refrigerated potatoes) in the third quarter of fiscal 2005 versus fiscal 2004. Comparable pounds sold is calculated using the same products in both periods and excludes new products. An approximate 5.0% price increase of manufactured products implemented late in the first quarter of fiscal 2005 and a decrease in promotional spending, which is classified as a reduction of net sales, throughout fiscal 2005 also contributed to the increase in sales.

COST OF SALES

      Consolidated cost of sales (cost of materials) was 31.3% of sales in the company's third quarter and 30.2% through nine months of fiscal 2005 compared to 28.9% and 28.3% in the corresponding periods a year ago.

      In the third quarter of fiscal 2005, restaurant segment cost of sales (predominantly food cost) increased to 26.5% of sales (25.6% year-to-date) versus 24.7% (24.3% year-to-date) a year ago. The increase was partly due to the inclusion of Mimi's cost of sales for the entire third quarter of 2005, as well as a higher commodity price environment in the restaurant industry. Mimi's cost of sales is traditionally higher than Bob Evans Restaurant's cost of sales primarily as a result of a greater portion of sales that are derived from lunch and dinner items, which carry higher food costs, as well as a different positioning strategy (similar to casual theme restaurants) than Bob Evans Restaurants. The cost of sales ratio increased at Bob Evans Restaurants approximately 95 basis points in the third quarter of fiscal 2005 compared to last year as a result of higher commodity prices as well as initiatives to enhance customers' value perceptions through increased portion sizes.

      The food products segment cost of sales ratio was 54.7% of sales in the third quarter (54.5% year-to-date) compared to 45.6% (46.3% year-to-date) a year ago. The increase in the food products segment cost of sales ratio was due to higher hog costs, which averaged $51.73 per hundredweight for the third quarter of fiscal 2005 compared to $34.75 per hundredweight in the corresponding period last year - a 48.9% increase. The company expects that hog costs will remain at these elevated levels for the remainder of the fiscal year.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

      Consolidated operating wage and fringe benefit expenses ("operating wages") were 36.8% of sales in the third quarter and 36.1% of sales through nine months of fiscal 2005 compared to 35.0% and 34.7% in the corresponding periods a year ago. The operating wage ratio increased in the restaurant segment and decreased in the food products segment.

      In the restaurant segment, the increase in operating wages was attributable to higher hourly and management wages. The higher wages were the result of an increased focus on customer service initiatives and the fact that wages were not as well leveraged (due to lower-than-expected same-store sales). Restaurant operating wages were 40.5% of sales through nine months of fiscal 2005 versus 39.3% of sales last year.

      In the food products segment, operating wages were 11.9% of sales in the third quarter and 12.7% of sales through nine months of fiscal 2005 compared to 13.0% and 13.5%, respectively, of sales in the corresponding periods last year. The decrease was due to better leveraging of costs as a result of increased sales volume, a price increase in manufactured products, and a decrease in promotional spending discussed in the "Sales" section above.

OTHER OPERATING EXPENSES

      Over 94% of other operating expenses ("operating expenses") occurred in the restaurant segment in the third quarter and through nine months of both fiscal 2005 and fiscal 2004. The most significant components of operating expenses were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than federal and state income taxes), rent and credit card processing fees. Consolidated operating expenses were 16.3% of sales in the third quarter and 16.1% of sales through nine months of fiscal 2005 compared to 14.7% and 14.8% of sales in the corresponding periods last year.

      In the restaurant segment, operating expenses increased to 18.6% of sales in the third quarter and 18.1% of sales year-to-date in fiscal 2005. This compares to 17.2% and 16.8% of sales, respectively, in the corresponding periods a year ago. The restaurant operating expense ratios were impacted by the lower than expected same-store sales which resulted in a negative leveraging of operating expenses, as well as the increased rent expense associated with Mimi's, which leases all of its locations.

      In the food products segment, the operating expense ratio fluctuated slightly to 5.3% of sales in the third quarter and 5.5% of sales through nine months of fiscal 2005 compared to 5.0% and 5.3% of sales, respectively, in the corresponding periods last year. The increases in fiscal 2005 are due to the inclusion of a new production plant in Sulphur Springs, TX.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated selling, general and administrative expenses ("S, G & A expenses") were 7.9% of sales in the third quarter and 8.1% of sales through nine months of fiscal 2005 compared to 8.6% of sales in the corresponding periods last year. The most significant components of S, G & A expenses were wages, fringe benefits and food products segment advertising expenses. The decrease in fiscal 2005 is due to lower bonus accruals as well as the inclusion of Mimi's, which had an overall lower S,G&A expenses ratio than Bob Evans Restaurants.

TAXES

      The effective combined federal and state income tax rates were 35.9% in fiscal 2005 versus 35.7% in fiscal 2004. The company anticipates the effective tax rate for fiscal 2005 to remain at approximately 35.9%.

LIQUIDITY AND CAPITAL RESOURCES

      Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit are also used for liquidity needs, capital expansion and repurchases of Bob Evans common stock. Bank lines of credit available total $100.0 million, of which $38.6 million was outstanding at January 28, 2005. Draws on the lines of credit are limited by the balance on the company's standby letters-of-credit which totaled $2.8 million at January 28, 2005.

      Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $90.7 million through nine months of fiscal 2005 compared to $102.2 million for the corresponding period last year. The decrease was due primarily to more land purchases for future restaurant sites in the first nine months of fiscal 2004 compared to fiscal 2005.

      The company believes that the funds needed for capital expenditures and working capital during the remainder of fiscal 2005 will be generated both internally and from available bank lines of credit. Financing alternatives will continue to be evaluated by the company as warranted.

CONTINGENCIES

      In January 2005, the company received an assessment from the State of Ohio related to corporate franchise tax for fiscal years 1998-2003. The company is petitioning the State of Ohio for a reassessment as the company believes its positions on tax returns filed are correct. However, in the event that the company does not ultimately prevail, management believes that recorded reserves are adequate to meet any future tax-related payments to the State of Ohio.

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

      - The possibility of severe weather conditions where the company operates its restaurants

      -     The availability and cost of acceptable new restaurant sites

      -     Shortages of restaurant labor

      - Acceptance of the company's restaurant concepts into new geographic areas

      - Accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of Mimi's

      -     Unanticipated changes in business and economic conditions affecting
            Mimi's

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Bob Evans does not currently use derivative financial instruments for speculative or hedging purposes. Bob Evans maintains its cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information on Bob Evans purchases of its common stock during the three fiscal months ended January 28, 2005:

                                                                                 MAXIMUM
                                                         TOTAL NUMBER OF    NUMBER OF SHARES
                                                        SHARES PURCHASED    THAT MAY YET BE
                                                       AS PART OF PUBLICLY  PURCHASED UNDER
                   TOTAL NUMBER OF    AVERAGE PRICE      ANNOUNCED PLANS      THE PLANS OR
      PERIOD       SHARES PURCHASED  PAID PER SHARE        OR PROGRAMS          PROGRAMS
-----------------  ----------------  ----------------  -------------------  ----------------
10/30/04-11/26/04           0               --                 0                    0
11/27/04-12/31/04      16,200 (a)       $25.72                 0                    0
  1/1/05-1/28/05            0               --                 0                    0
                       ------           ------                --                   --
      Total            16,200           $25.72                 0                    0
                       ------           ------                --                   --

      (a) Represents 16,200 shares of common stock repurchased by Bob Evans in connection with employee stock-for-stock exercises of stock options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not Applicable

ITEM 5. OTHER INFORMATION. Not Applicable

ITEM 6. EXHIBITS.

 Exhibit No.                   Description                               Location
 -----------       --------------------------------------         --------------
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

                                   BOB EVANS FARMS, INC.

                                   By: /s/ Stewart K. Owens
                                       ------------------------------------
                                                 Stewart K. Owens
                                       Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

                                   By: /s/ Donald J. Radkoski
                                       -------------------------------
                                             Donald J. Radkoski*
                                           Chief Financial Officer
                                        (Principal Financial Officer)

 March 8, 2005
 -------------
     Date

* Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                INDEX TO EXHIBITS

                          Quarterly Report on Form 10-Q
                               Dated March 8, 2005

                              Bob Evans Farms, Inc.

Exhibit No.                        Description                            Location
-----------     -------------------------------------------------     --------------
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