Form 10-K
period 2005-04-29
EVANS BOB FARMS INC
filed 2005-07-13
CIK 33769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended April 29, 2005

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to __________

                          Commission File Number 0-1667

                              Bob Evans Farms, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   31-4421866
----------------------------------------    ------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

 3776 South High Street, Columbus, Ohio                     43207
----------------------------------------    ------------------------------------
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

                      The Exhibit Index begins at page 27.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $829,414,031 as of Oct. 29, 2004.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 35,431,576 shares of the registrant's common stock, $.01 par value per share, were outstanding at July 7, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the registrant's annual report to stockholders for the fiscal year ended April 29, 2005, are incorporated by reference into
            Part II of this Annual Report on Form 10-K.

      2. Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on Sept. 12, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

Bob Evans Farms, Inc. was incorporated on Nov. 4, 1985, under the laws of the State of Delaware. It is the successor by merger to Bob Evans Farms, Inc., an Ohio corporation incorporated in 1957.

Bob Evans Farms, Inc. and its direct and indirect subsidiaries, including SWH Corporation (d/b/a Mimi's Cafe) which was purchased on July 7, 2004, are collectively referred to as the "company."

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

The company owns and operates 591 full-service, family restaurants in 21 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States, while Owens Restaurants operate in Texas. In addition, the company operates 92 Mimi's Cafe casual restaurants located in 13 states, primarily in California and other western states. The company is also a leading producer and distributor of pork sausage and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names.

RESTAURANT SEGMENT OPERATIONS

General Information

As of the end of fiscal 2005, the company operated a total of 591 full-service, family restaurants under the Bob Evans Restaurant, Bob Evans Restaurant & General Store and Owens Restaurant names (collectively referred to as "Bob Evans Restaurants") and 92 full-service, upscale family casual restaurants under the Mimi's Cafe name. The company experienced a same-store sales decrease in its Bob Evans Restaurants of 3.6 percent in fiscal 2005 as compared to a 1.2 percent increase during fiscal 2004. Mimi's Cafe provided additional sales of $238.0 million in fiscal 2005.

Bob Evans Restaurants

Bob Evans Restaurants feature a wide variety of homestyle menu offerings designed to appeal to its diverse customer base, primarily families. Breakfast entrees, including traditional items and unique specialty offerings, are served all day. Bob Evans Restaurants are typically open from 6 a.m. until 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday for most locations. Bob Evans Restaurants average guest checks for breakfast, lunch and dinner throughout fiscal 2005 were $6.55, $7.21 and $7.74, respectively, for an average of $7.14 for all day parts. Approximately 67 percent of total revenues from restaurant operations are generated from 6 a.m. to 4 p.m., with the balance generated from 4 p.m. to closing. Sales on Saturday and Sunday account for approximately 39 percent of a typical week's revenues.

Bob Evans Restaurants are supplied with food and other inventory items (other than sausage products and related meat items) by five independent food and non-food distributors twice a week. Mattingly Foods, Inc. ("Mattingly"), which has served as one of the company's distributors for more than 30 years, purchases various restaurant supplies, food products and other items from a group of suppliers approved by the company and distributes them on a cost-plus basis to a substantial majority of Bob Evans Restaurants. Although Mattingly furnishes most products to these restaurants, the company believes the products can be readily supplied by other distributors and has not experienced any material or continued shortage of the products distributed by Mattingly. Sausage products and other Bob Evans meat items are supplied by the company to each Bob Evans Restaurant by the company's driver-salesmen, with the exception of the restaurants located in Florida, Kansas, Massachusetts, Mississippi, New York, North Carolina, South Carolina and Tennessee and parts of Kentucky, Michigan, Missouri, Pennsylvania, Virginia and West Virginia, which are supplied by the aforementioned food distributors.

Mimi's Cafe Restaurants

Mimi's Cafe restaurants offer a wide selection of high-quality food in an upbeat and sophisticated atmosphere reminiscent of New Orleans cafes and European bistros. With a per guest average check of $9.86 overall and $8.48, $9.73 and $10.82 for breakfast, lunch and dinner, respectively, throughout fiscal 2005, the concept combines elements of an upscale casual experience with broad everyday appeal. More than 100 freshly prepared breakfast, lunch and dinner items are featured on the menu including American comfort foods, ethnic cuisine and seafood favorites. Beer and wine are also served and account for approximately 3.5 percent of Mimi's Cafe sales. The restaurants are generally open from 7 a.m. to 11 p.m., with breakfast being served until 11 a.m. Approximately 58 percent of total revenues from Mimi's Cafe restaurant operations are generated from 7 a.m. to 4 p.m., with the balance generated from 4 p.m. to closing. Sales on Saturday and Sunday account for approximately 37 percent of a typical week's revenues.

The company operates an approximately 25,000-square-feet prep kitchen in Fullerton, Calif., that prepares signature muffin mixes, dressings, sauces and soups for Mimi's Cafe restaurants and third parties. By producing more than 40 different items, the prep kitchen allows the company to maintain a consistent flavor profile for the concept's extensive menu.

PFG Customized Distribution, a national food distributor, serves as the primary food supplier for Mimi's Cafe restaurants. While most products are shipped to Mimi's Cafe restaurants from one of three central distribution warehouses two times per week, produce, breads and dairy items are delivered to each restaurant four to five times per week to ensure freshness. Additionally, items are purchased in bulk for the company's prep kitchen. The company believes that all essential food and beverage products are available, or upon short notice can be made available, from qualified alternative suppliers in all cities where our restaurants are located.

The following table sets forth the number, type and location of restaurants operated by the company as of the end of the 2005 fiscal year.

                   RESTAURANTS IN OPERATION AT APRIL 29, 2005

                              Bob Evans
                             Restaurants
                 Bob Evans    & General      Owens     Mimi's      Total
                Restaurants     Stores    Restaurants   Cafes   Restaurants
                -----------     ------    -----------   -----   -----------
Arizona                                                    10           10
California                                                 49           49
Colorado                                                    7            7
Delaware                 6                                               6
Florida                 47                                  5           52
Illinois                20                                              20
Indiana                 62                                              62
Iowa                     1                                               1
Kansas                   4                                  2            6
Kentucky                22                                              22
Maryland                29                                              29
Michigan                53                                              53
Mississippi              1                                               1
Missouri                21           1                      2           24
Nebraska                                                    1            1
Nevada                                                      4            4
New Jersey               4                                               4
New Mexico                                                  1            1
New York                13                                              13
North Carolina          16                                              16
Ohio                   190           2                      1          193
Oklahoma                                                    2            2
Pennsylvania            36           1                                  37
South Carolina           4           1                                   5
Tennessee                4           1                                   5
Texas                                               9       4           13
Utah                                                        4            4
Virginia                16                                              16
West Virginia           26           1                                  27
                  --------      ------        -------   -----     --------
TOTAL                  575           7              9      92          683
                  ========      ======        =======   =====     ========

During fiscal 2005, the company opened 37 new Bob Evans Restaurants and 11 new Mimi's Cafes. The majority of the new Bob Evans Restaurants are located in the company's core markets, primarily in the Midwest and on the East Coast. Mimi's Cafe expansion is targeted in convenient, high-traffic areas in new and existing regional markets that support the concept.

The company has typically opened Bob Evans Restaurants in areas where a strong consumer awareness and acceptance of its sausage products have been established over the years. It has deviated from this practice only in Florida, Mississippi, North Carolina and South Carolina, where the company's driver-salesmen do not distribute Bob Evans Sausage for retail sale.

Also, during fiscal 2005, the company rebuilt 10 Bob Evans Restaurants and remodeled 51 Bob Evans Restaurants and one Mimi's Cafe to various degrees. The company believes that rebuilding its older restaurants increases customer satisfaction and same-store sales.

From time to time, restaurants are evaluated and closed due to a changing market, poor performance or a change in access or building safety. During fiscal 2005, four traditional Bob Evans Restaurants were closed in Westborough, Mass., Wyoming, Mich., Springdale, Ohio, and Charleston, W.Va., due to their inability to perform to company expectations.

Seasonality

Certain Bob Evans Restaurants located near major interstate highways generally experience increased revenues during the summer travel season. Conversely, Mimi's Cafe restaurant business traditionally tends to be slightly lower in the summer months compared to the other seasons of the year.

Restaurant Expansion

During fiscal 2006, the company plans to build and open approximately 20 new Bob Evans Restaurants, most of which will be constructed in the company's established markets, and 15 new Mimi's Cafe restaurants in California, Florida and Ohio, as well as five states new to the concept: Arkansas, Georgia, Illinois, South Carolina and Tennessee. Future restaurant growth will depend on the availability of sites at prices that are projected to meet or exceed the company's desired returns, as well as growth trends in consumer demand for the company's restaurant concepts. During fiscal 2006, the company plans to rebuild 14 Bob Evans Restaurants and remodel approximately 50 Bob Evans Restaurants and two Mimi's Cafe restaurants to various degrees, ranging from major remodels and expansions to minor equipment and decor updates. The restaurant remodel/rebuild plan, which requires significant capital expenditures, demonstrates the company's commitment to customer service and satisfaction. Restaurant capital expenditures for fiscal 2006 are estimated to be approximately $112 million compared to $133 million in fiscal 2005.

Carryout Business

During fiscal 2005, carryout business in Bob Evans Restaurants accounted for approximately 6.4 percent of the concept's total revenues. To increase carryout business and customer satisfaction, the company continues to include an enhanced carryout area in all new Bob Evans Restaurant locations. Through dedicated staffing and facilities, this allows us to not only better serve carryout customers, but also increase eat-in dessert sales as a result of the awareness generated by the added dessert case. While the company's restaurants do not offer drive-through service, the company is currently testing curb-side carryout in select Bob Evans Restaurants. Carryout at Mimi's Cafes accounted for 3.4 percent of its sales. The company plans to expand carryout business during fiscal 2006 by enhancing marketing programs to increase consumer awareness.

Retail Sales of Goods

The company offers retail gifts, food items and other novelties for sale on a limited basis in its traditional Bob Evans Restaurants Corner Cupboard areas and on a much larger scale in its seven Bob Evans Restaurants & General Stores. The company introduced retail Corner Cupboards in new Bob Evans Restaurants, rebuilds and 18 existing Bob Evans Restaurants during fiscal 2005. Continuing the success of this program, the company plans to include Corner Cupboard retail areas during fiscal 2006 in all new and rebuilt Bob Evans Restaurants, as well as five existing restaurants, which will bring the total to approximately 423 restaurants at year-end. Retail sales accounted for 1.9 percent of Bob Evans Restaurant sales in fiscal 2005.

Competition

The company's restaurant segment is engaged in an intensely competitive business. The company's restaurants compete for favorable expansion sites and customers with both local and national family, casual and fast-food restaurant chains, as well as with individual restaurant operators. Competition in the restaurant industry lies in price/value, menu variety, relevance and brand image, as well as locations and operating personnel. The company's restaurant segment sales are not a significant factor in the overall restaurant business in the company's market areas.

Labor and Fringe Benefit Expense

Labor and fringe benefit expense in the restaurant segment accounted for 40.9 percent of sales in fiscal 2005 as compared to 39.6 percent in fiscal 2004. The increase in 2005 was attributable mainly to an increased focus on customer service initiatives and higher health insurance costs. Also contributing to the increase was the fact that wages were not as well leveraged due to lower-than-expected same-store sales.

Sources and Availability of Raw Materials

Menu mix in the restaurant segment is varied enough that raw materials historically have been readily available. However, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. Cost of sales accounted for approximately 25.9 percent of restaurant segment sales during fiscal 2005, in comparison with 24.4 percent during fiscal 2004, primarily due to the inclusion of Mimi's Cafe restaurants and generally higher commodity costs in fiscal 2005. Food cost at Mimi's Cafe restaurants tends to be higher due to a greater portion of sales derived from lunch and dinner items, which carry higher food costs, as well as a different positioning strategy than Bob Evans Restaurants. Restaurant segment food costs were also impacted by higher commodity prices and the impact of initiatives to enhance customers' value perceptions at Bob Evans Restaurants. The company anticipates that food costs may be near fiscal 2005 levels during fiscal 2006.

Marketing

The company spent approximately $38 million marketing the restaurant segment during its 2005 fiscal year. Approximately 76 percent of the marketing dollars were spent on television, radio, print and outdoor advertising to build and maintain Bob Evans Restaurant brand awareness. The remaining 24 percent was spent primarily on in-store merchandising/menus, kids' marketing programs and local-store marketing for Bob Evans Restaurants. Value initiatives, including coupons and price promotion, were used during fiscal 2005 to increase trial and frequency in light of lower same-store sales. The company expects marketing expense as a percent of sales for fiscal 2006 to be slightly lower than fiscal 2005 levels. Mimi's Cafe relies more heavily on word-of-mouth and local store marketing rather than other advertising mediums and plans to continue this practice in fiscal 2006.

Research and Development

The company is continuously testing new food items in its search for new and improved menu offerings to appeal to its customer base and to satisfy changing eating trends. Product development for Bob Evans Restaurants has been concentrated on unique homestyle options, as well as quality enhancements to some of the company's best-selling items to keep the menu fresh and relevant.

At the beginning of fiscal 2006, slow-roasted pork and turkey entrees were introduced in all Bob Evans Restaurants. Cooked for hours in-store, these comfort food entrees are the initial offerings planned for this category, which will be first supported with television advertising in late fall of 2006. Additionally, new, kid-friendly menu items and educational activities are updated monthly to keep the children's program fresh. Mimi's Cafe also continues to add new menu items to keep its menu fresh and exciting. Research and development expenses, to date, have not been material.

Trademarks, Service Marks and Licenses

The company maintains various trademarks and service marks in connection with its restaurant operations, such as Bob Evans Restaurants, Mimi's Cafe, Breakfast Savors and Lunch Savors. These trademarks and service marks are renewed periodically and the company believes that they adequately protect the various products and services to which they relate. The operations of the restaurant segment of the company are not dependent upon any patents, franchises or concessions.

FOOD PRODUCTS SEGMENT OPERATIONS

Principal Products and Procurement Methods

The company's traditional business in its food products segment is the production, distribution and sale of approximately 40 varieties of fresh, smoked and fully cooked pork sausage and ham products under the brand names of Bob Evans, Owens Country Sausage and Country Creek Farm. In addition to the company's well-known meat offerings, the company also sells a number of other complementary food items in the frozen and refrigerated areas of grocery stores. During fiscal 2005, the company expanded its Bob Evans food products offerings by introducing refrigerated Bob Evans Special Recipe Macaroni & Cheese; Large Sausage Cheeseburger Snackwiches; Bacon, Egg and Cheese Burrito Snackwiches; and frozen Sausage Gravy and Biscuits. Several items in the Bob Evans and Owens product lines, including Snackwiches, are microwaveable convenience items for meals and snacks. New offerings, such as refrigerated potato and macaroni and cheese side items, as well as reformulated Express fully cooked sausage links, have been well-received and continue to grow as a percentage of the company's food products volume.

The company continues to devote time and effort on both new product development and sales of its retail products to institutional and foodservice purchasers. Specialty items for the company's institutional and foodservice customers are made to their specifications and include sausage links and patties, sausage gravy and biscuit sandwiches. Although foodservice sales do not generate margins as high as sales of branded items, they provide the company with incremental volume in its production plants. During fiscal 2005, foodservice sales accounted for approximately 9 percent of the company's food products pounds sold compared to 10 percent in fiscal 2004. Foodservice sales are expected to remain relatively constant in fiscal 2006.

The following table depicts the percentage of the company's food products segment revenues generated through sales of its Bob Evans and Owens Country Sausage products during the last three fiscal years.

                  Percentage of Food Products Segment Revenues

                                  FISCAL YEAR ENDED
                    ------------------------------------------------
                    APRIL 29, 2005   APRIL 30, 2004   APRIL 25, 2003
                    --------------   --------------   --------------
Sales of Bob Evans        78%               79%              78%
  Products

Sales of Owens            22%               21%              22%
  Country Sausage
  Products

The company's retail pork sausage products are produced in the company's seven processing plants located in Galva, Ill.; Hillsdale, Mich.; Bidwell, Springfield and Xenia, Ohio; and Sulphur Springs and Richardson, Texas. The Bidwell, Springfield, Hillsdale and Richardson plants also manufacture the products sold to foodservice customers. The company operates a distribution center in Springfield, Ohio, which serves as a hub for the company's direct store distribution system.

The company procures live hogs at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Carolina, Ohio, Oklahoma, Pennsylvania, South Dakota, West Virginia, Wisconsin, Texas and Canada. Live hogs procured in these markets are purchased by an employee of the company and are then transported overnight directly from the various markets and farms from which they were purchased to one of the company's processing plants where they are slaughtered and processed into various pork sausage products. These products, in turn, are shipped daily from the processing plants for distribution to the company's customers. The company generally has not experienced difficulty in procuring live hogs for its sausage products. The company has not traditionally contracted in advance for the purchase of live hogs, although it has done so with limited quantities in fiscal 2005 and will continue to do so with limited quantities in fiscal 2006.

Distribution Methods

Products distributed under the Bob Evans brand name are distributed to retail customers in two ways:

(1) Primarily, the direct store delivery system is used for the retail distribution of the sausage and other refrigerated products bearing the Bob Evans brand name. Ninety driver-salesmen, driving company-owned refrigerated trucks, deliver the company's products directly to more than 5,500 grocery stores.

(2) On a smaller scale, the company uses alternate distribution methods for its refrigerated and frozen food products through warehouses and distributors, which makes the products available to approximately 4,600 additional grocery stores. An eight-person sales team works directly for the company and is supported by outside brokers and distributors.

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

(2) Nineteen driver-salesmen, driving company-owned refrigerated trucks and various broker networks deliver products to grocery stores.

Country Creek Farm brand products are distributed to many of the same retailers through the above-mentioned Owens distribution methods.

The marketing territory for Owens brand products includes Arizona, Arkansas, Colorado, Louisiana, New Mexico, Oklahoma and Texas, and portions of Kansas, Mississippi, Missouri, Nevada, Oregon and Utah.

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

Competition

The sausage business is highly competitive. The company competes primarily on the basis of the price and quality of its sausage products. The company uses high-quality ingredients to manufacture products that reflect the company's homestyle image and heritage. The company is in direct competition with a large number and variety of producers and wholesalers of similar products, including local and national companies. Although many such competitors have substantially greater financial resources and higher sales volumes, the company believes that sales of its products constitute a significant portion of sales of sausage of comparable price and quality in the majority of its core market areas.

Seasonality

More pounds of fresh sausage are typically sold during the colder months from October through April. The company continues to promote products for outdoor grilling in an attempt to create more volume during the summer months.

Marketing

During the 2005 fiscal year, the company spent approximately $9 million marketing its food products under the Bob Evans and Owens brand names. Approximately 65 percent of this amount was spent on broadcast media programs to build and maintain brand awareness and the remaining 35 percent was spent on other promotional activities.

Dependence on a Single Customer

Bob Evans and Owens products are available to more than 50 percent of the population of the continental United States through more than 15,600 retail grocery stores. The company's food products segment is not dependent upon a single customer or group of affiliated customers.

Sales on Credit; Aged Product

The company typically allows seven- to 30-day terms on the sales of its food products. The company has not experienced any significant bad debt problems, nor has the return of aged product had a significant effect on the company.

Sources and Availability of Raw Materials

The company is dependent upon the availability of live hogs to produce its pork sausage and ham products. Historically, the company has not experienced shortages in the number of hogs available at prevailing market prices. The live hog market is highly cyclical in terms of the number of hogs available and the current market price. The live hog market is also dependent upon supply and demand for pork products and corn production, since corn is the major food supply for hogs. The company experienced 33.2 percent and 43.6 percent increase in hog costs in fiscal 2005 and 2004, respectively.

Expansion of Distribution Area

The company is currently evaluating additional markets for possible expansion, which could occur during fiscal 2006 or later.

Profit Margins Related to Sausage Production

Profit margins relating to sausage production are normally more favorable during periods of lower live hog costs. During fiscal 2005, hog prices averaged $50.60 per hundredweight as compared to $37.99 per hundredweight during fiscal 2004. The company believes live hog costs will be at higher-than-historical levels in fiscal 2006.

GENERAL

Employees

The company employed 51,349 persons in the restaurant segment and 1,209 persons in the food products segment as of April 29, 2005.

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

                                         FISCAL YEAR ENDED
                                       (Dollars in thousands)
                                 April 29,    April 30,   April 25,
                                    2005        2004        2003
                                -----------   ---------   ---------
Sales:
     Restaurant Operations:      $1,230,301    $984,896    $902,345
     Intersegment Sales of
       Food Products:            $   40,009    $ 35,272    $ 30,828
     Food Products (excluding
       intersegment sales):      $  229,894    $213,101    $188,992

Operating Income:
     Restaurant Operations:      $   57,710    $ 95,878    $ 92,896
     Food Products:              $    9,196    $ 17,423    $ 24,237

Identifiable Assets:
     Restaurant Operations:      $1,041,386    $749,599    $680,843
     Food Products:              $   79,608    $ 76,933    $ 65,472

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Statements in this report that are not historical facts are forward-looking statements and are based on current expectations. Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including, without limitation:

      -     Changing business and/or economic conditions, including energy costs

      -     Competition in the restaurant and food products industries

      - Ability to control restaurant operating costs, which are impacted by market changes in the cost or availability of labor and food, minimum wage and other employment laws, fuel and utility costs and general inflation

      - Changes in the cost or availability of acceptable new restaurant sites

      - Adverse weather conditions in locations where the company operates its restaurants

      - Consumer acceptance of changes in menu, price, atmosphere and/or service procedures

      - Consumer acceptance of the company's restaurant concepts in new geographic areas

      -     Changes in hog and other commodity costs

There is also the risk that the company may incorrectly analyze these risks or that the strategies developed by the company to address them will be unsuccessful.

Additional discussion of these factors is included in the company's periodic filings with the SEC. Forward-looking statements speak only as of the date on which they are made, and the company undertakes no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to the company or any person acting on behalf of the company are qualified by the cautionary statements in this section.

ITEM 2. PROPERTIES.

The following provides a brief summary of the location and general character of the company's principal plants and other physical properties as of April 29, 2005.

The company owns its principal executive offices located at 3776 S. High St., Columbus, Ohio. The company also owns a 937-acre farm located in Rio Grande, Ohio, and a 30-acre farm located in Richardson, Texas. The two farm locations support the company's heritage and image through educational and recreational tourist activities. The properties for Mimi's Cafe corporate office in Tustin, Calif., and the Fullerton, Calif., prep kitchen are leased.

Restaurant Segment

Of the 591 Bob Evans Restaurants operated by the company, 516 properties are owned by the company and 75 are leased from unaffiliated persons. All of the properties for Mimi's Cafe restaurants are leased from unaffiliated persons. Ten additional lease agreements have been signed for Bob Evans Restaurants and six additional lease agreements have been signed for

Mimi's Cafe restaurants to be built during fiscal 2006. All lease agreements contain either multiple renewal options or options to purchase.

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

EXECUTIVE OFFICERS OF BOB EVANS FARMS, INC.

The following table sets forth the executive officers of Bob Evans Farms, Inc. and certain information with respect to each executive officer as of July 13, 2005. The executive officers are appointed by and serve at the pleasure of the board of directors.

                              Principal Occupations for Past Five Years and Other
Name                    Age   Information
----                    ---   -----------
Russell W. Bendel (1)    51   President, Chief Executive Officer and director of SWH
                              Corporation (d/b/a Mimi's Cafe) since April 2004; President and director of SWH Corporation from June 2001 to April 2004;
                              President of Roy's Restaurants, a joint venture of Outback
                              Steakhouse, Inc. and restaurateur Roy Yamaguchi, from July 1999 to May 2001; officer of Bob Evans Farms, Inc. since the
                              acquisition of SWH Corporation on July 7, 2004.
Scott D. Colwell         47   Senior Vice President of Marketing of Bob Evans Farms, Inc. since
                              2000; 4 years as an officer of Bob Evans Farms, Inc.
Mary L. Cusick           49   Senior Vice President of Investor Relations and Corporate
                              Communications since 2000; 14 years as an officer of Bob Evans
                              Farms, Inc.
Joe L. Gillen            54   Senior Vice President of Restaurant Operations since 1993; 16 years as an officer of Bob Evans Farms, Inc.
Randall L. Hicks         45   Executive Vice President of Restaurant Operations since 2004;
                              Senior Vice President of Restaurant Operations 2003 to 2004; Vice
                              President of Restaurant Operations from 1994 to 2003; 10 years as an officer of Bob Evans Farms, Inc.
Stewart K. Owens         50   Chairman of the Board, Chief Executive Officer, President and
                              Chief Operating Officer since 2001; Chief Executive Officer,
                              President and Chief Operating Officer from 2000 to 2001; 14 years as an officer of Bob Evans Farms, Inc.
Donald J. Radkoski       50   Chief Financial Officer, Treasurer and Secretary since 2000; 16 years as an officer of Bob Evans Farms, Inc.
Tod P. Spornhauer        39   Senior Vice President of Finance, Controller, Assistant Treasurer
                              and Assistant Secretary since 2003; Vice President of Finance and
                              Controller from 1998 to 2003; 6 years as an officer of Bob Evans
                              Farms, Inc.
Roger D. Williams        54   Executive Vice President of Food Products Division since 1997; 24 years as an officer of Bob Evans Farms, Inc.

(1) Pursuant to the terms of the acquisition of SWH Corporation on July 7, 2004, Mr. Bendel and SWH Corporation entered into an employment agreement pursuant to which Mr. Bendel maintained his position as the President and Chief Executive Officer of SWH Corporation.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

In accordance with General Instruction G(2), the information called for in Item 201(a) through (c) of Regulation S-K is incorporated herein by reference to Note I, Quarterly Financial Data (Unaudited), to the company's consolidated financial statements located on page 25 of the Bob Evans Farms, Inc. Annual Report to Stockholders for the fiscal year ended April 29, 2005 ("the 2005 Annual Report to Stockholders").

Bob Evans Farms, Inc. did not purchase any of its common stock during the three fiscal months ended April 29, 2005. In May 2004, the board of directors of Bob Evans Farms, Inc. authorized a share repurchase program for fiscal 2005. The program authorized Bob Evans Farms, Inc. to repurchase, through April 29, 2005, up to 2 million shares of its outstanding common stock. During fiscal 2005, Bob Evans Farms, Inc. did not repurchase any shares under this program. The share repurchase program for fiscal 2005 expired on April 29, 2005. In May 2005, the board of directors authorized a share repurchase program for fiscal 2006. The program authorizes Bob Evans Farms, Inc. to repurchase, through April 28, 2006, up to 2 million shares of its outstanding common stock.

ITEM 6. SELECTED FINANCIAL DATA.

In accordance with General Instruction G(2), the financial information for fiscal years 2001 through 2005 contained under the sub caption Consolidated Financial Review, located on page 13 of the 2005 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

In accordance with General Instruction G(2), the information contained under the caption Management's Discussion and Analysis of Selected Financial Information and Management's Discussion of Risk Factors, located on pages 30 through 36 of the 2005 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in Note A, Summary of Significant Accounting Policies, to the company's consolidated financial statements, located on pages 18 through 20 of the 2005 Annual Report to Stockholders, Bob Evans Farms, Inc. does not use derivative financial instruments for speculative purposes.

Bob Evans Farms, Inc. maintains its cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The company's consolidated financial statements and the independent registered public accounting firm's report thereon included on pages 14 through 29 of the 2005 Annual Report to Stockholders are incorporated herein by reference.

The Quarterly Financial Data (Unaudited) included in Note I to the company's consolidated financial statements, located on page 25 of the 2005 Annual Report to Stockholders, is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Management's Annual Report on Internal Control Over Financial Reporting

"Management's Report on Internal Control Over Financial Reporting" located on page 27 of the 2005 Annual Report to Stockholders is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

The "Report of Ernst & Young LLP, Independent Registered Public Accounting Firm" on page 28 of the 2005 Annual Report to Stockholders is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no significant changes during the period covered by this Annual Report on Form 10-K in Bob Evans Farms, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

No disclosure required.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In accordance with General Instruction G(3), the information contained under the captions "PROPOSAL 1: ELECTION OF DIRECTORS," "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and "THE BOARD AND COMMITTEES OF THE BOARD" under the subcaption "Directors Serving on Boards of Other Public Companies" in Bob Evans Farms, Inc.'s definitive proxy statement relating to the annual meeting of stockholders to be held on Sept. 12, 2005 (the "2005 Proxy Statement"), is incorporated herein by reference. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of Bob Evans Farms, Inc." Also, information concerning Bob Evans Farms, Inc.'s audit committee and the determination by Bob Evans Farms, Inc.'s board of directors that at least one member of the audit committee qualifies as an "audit committee financial expert" is incorporated herein by reference to the 2005 Proxy Statement, under "THE BOARD AND COMMITTEES OF THE BOARD" under the subcaptions "Independence of Directors" and "Committee Membership."

The board of directors of Bob Evans Farms, Inc. has adopted a Code of Conduct, that applies to all directors, officers and employees, including its principal executive officer, principal financial officer and controller. The Code of Conduct is available at www.bobevans.com in the "Investors" section under "Corporate Governance". To receive a copy of the Code of Conduct at no cost, contact the human resources department at (800) 272-7675. Also, any amendments to certain provisions of the Code of Conduct or waivers of such provisions granted to executive officers and directors will be disclosed on the Web site within five business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION.

In accordance with General Instruction G(3), the information contained under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" (including the information appearing under the sub captions "SUMMARY COMPENSATION TABLE," "Grants of Options," "OPTION GRANTS IN FISCAL 2005," "Option Exercises and Holdings,"

"AGGREGATE OPTION EXERCISES IN FISCAL 2005 AND FISCAL YEAR-END OPTION VALUES," "Change in Control and Severance Arrangements," "Employment Agreement," "Supplemental Executive Retirement Plan," "401(k) Plan and Executive Deferral Program," "Other Benefits and Compensation" and "Compensation of Directors") in the 2005 Proxy Statement is incorporated herein by reference. Neither the report of the compensation committee of the Bob Evans Farms, Inc. board of directors on executive compensation nor the performance graph included in the 2005 Proxy Statement shall be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In accordance with General Instruction G(3), the information called for in this
Item 12 regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption "STOCK OWNERSHIP" in the 2005 Proxy Statement.

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

Bob Evans Farms, Inc. has three compensation plans under which it may issue equity securities to its directors, officers and employees in exchange for goods or services:

- the Bob Evans Farms, Inc. First Amended and Restated 1992 Nonqualified Stock Option Plan ("the 1992 Stock Option Plan");

- the Bob Evans Farms, Inc. First Amended and Restated 1993 Long Term Incentive Plan for Managers (the "1993 LTIP") and

- the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan (the "1998 Stock Option Plan").

At April 29, 2005, there were outstanding stock options issued under the 1992 Stock Option Plan and the 1998 Stock Option Plan as well as under the Bob Evans Farms, Inc. 1991 Incentive Stock Option Plan (the "1991 Stock Option Plan") and the 1994 Long Term Incentive Plan (the "1994 LTIP"). Bob Evans Farms, Inc. can no longer grant awards under the 1991 Stock Option Plan or the 1994 LTIP. Each of the previously mentioned plans was approved by Bob Evans Farms, Inc.'s stockholders.

The following table shows, as of April 29, 2005, the number of common shares issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options and the number of common shares remaining for future issuance under the plans, excluding shares issuable upon exercise of outstanding stock options.

                                         (a)                    (b)                      (c)
                                                                                 Number of securities
                                 Number of securities                           remaining available for
                                  to be issued upon       Weighted-average       future issuance under
                                     exercise of         exercise price of     equity compensation plans
                                outstanding options,    outstanding options,     (excluding securities
Plan Category                    warrants and rights    warrants and rights    reflected in column (a))
-------------                    -------------------    -------------------    ------------------------
Equity compensation plans
approved by security holders
                                     3,337,737(1)              $24.29                 978,294(2)
Equity compensation plans not
approved by security holders
                                           N/A                    N/A                     N/A
                                     ---------                 ------                 -------

Total                                3,337,737(1)              $24.29                 978,294(2)
                                     ---------                 ------                 -------


(1) Includes:

    - 853 common shares issuable upon exercise of options granted under the 1991 Stock Option Plan,

    - 196,503 common shares issuable upon exercise of options granted under the 1992 Stock Option Plan,

    - 155,051 common shares issuable upon exercise of options granted under the 1994 LTIP and

    - 2,985,330 common shares issuable upon exercise of options granted under the 1998 Stock Option Plan

(2) Includes:

    - 168,116 common shares remaining available for issuance under the 1992 Stock Option Plan,

    - 111,340 common shares remaining available for issuance under the 1993 LTIP and

    - 698,838 common shares remaining available for issuance under the 1998 Stock Option Plan

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

No response required.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In accordance with General Instruction G(3), the information contained under "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" under the subcaptions "Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm" and "Fees of the Independent Registered Public Accounting Firm" in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)      Financial Statements

            For a list of all financial statements included with this Annual Report on Form 10-K, see the "Index to Financial Statements" at page 26.

(a)(2)      Financial Statement Schedules

            All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)      Exhibits

            Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the "Index to Exhibits" at page 27. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K are denoted in the Index to Exhibits.

(b)         Exhibits

            Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the "Index to Exhibits" at page 27.

(c)         Financial Statement Schedules

            None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, Bob Evans Farms, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Bob Evans Farms, Inc.

July 13, 2005                    By: /s/ Donald J. Radkoski
                                     --------------------------------------
                                     Donald J. Radkoski
                                     Chief Financial Officer, Treasurer
                                     and Secretary (Principal Financial and
                                     Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature                                       Title                             Date
---------                                       -----                             ----
/s/ Stewart K. Owens                            Chairman of the Board             July 13, 2005
------------------------------------            (Principal Executive Officer)
Stewart K. Owens

              *                                 Director                          July 13, 2005
------------------------------------
Larry C. Corbin

              *                                 Director                          July 13, 2005
------------------------------------
Daniel E. Evans

              *                                 Director                          July 13, 2005
------------------------------------
Daniel A. Fronk

              *                                 Director                          July 13, 2005
------------------------------------
Michael J. Gasser

              *                                 Director                          July 13, 2005
------------------------------------
E.W. (Bill) Ingram III

              *                                 Director                          July 13, 2005
------------------------------------
Cheryl L. Krueger

              *                                 Director                          July 13, 2005
------------------------------------
G. Robert Lucas

              *                                 Director                          July 13, 2005
------------------------------------
Robert E.H. Rabold

/s/ Donald J. Radkoski                          Chief Financial Officer,
------------------------------------            Treasurer and Secretary           July 13, 2005
Donald J. Radkoski                              (Principal Financial and
                                                Accounting Officer)

* By Donald J. Radkoski pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

/s/ Donald J. Radkoski
---------------------------
Donald J. Radkoski
Chief Financial Officer,
Treasurer and Secretary

                              BOB EVANS FARMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED APRIL 29, 2005

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page(s) in 2005
                                                                                                 Annual Report to
                                         Description                                               Stockholders
                                         -----------                                             -----------------
Consolidated Balance Sheets at April 29, 2005, and April 30, 2004..............................          14

Consolidated Statements of Income for the fiscal years ended April 29, 2005;  April 30,
       2004; and April 25, 2003................................................................          15

Consolidated Statements of Stockholders' Equity for the fiscal years ended
       April 29, 2005; April 30, 2004; and April 25, 2003......................................          16

Consolidated Statements of Cash Flows for the fiscal years ended April 29, 2005; April 30,
       2004; and April 25, 2003................................................................          17

Notes to Consolidated Financial Statements.....................................................       18 - 26

Management's Report on Internal Control Over Financial Reporting...............................          27

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm....................       28 - 29

                              BOB EVANS FARMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED APRIL 29, 2005

                                INDEX TO EXHIBITS

Exhibit
Number                    Description                                       Location
-------                   -----------                                       --------
2                         Stock Purchase Agreement, dated as of             Incorporated herein by reference to
                          June 11, 2004, among SWH Corporation,             Exhibit 2 to Bob Evans Farms, Inc.'s
                          the Equity Holders of SWH Corporation,            Current Report on Form 8-K dated July
                          Saunders Karp & Megrue, LLC, as                   12, 2004.
                          representative for the sellers, and Bob           (File No. 0-1667)
                          Evans Farms, Inc.

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

3(b)                      Certificate of Amendment of Certificate           Incorporated herein by reference to
                          of Incorporation of the company dated             Exhibit 3(b) to Bob Evans Farms, Inc.'s
                          Aug. 26, 1987 (filed with the Delaware            Annual Report on Form 10-K for its
                          Secretary of State on Sept. 4, 1987)              fiscal year ended April 28, 1989.
                                                                            (File No. 0-1667)

3(c)                      Certificate of Adoption of Amendment to           Incorporated herein by reference to
                          Certificate of Incorporation of the               Exhibit 3(c) to Bob Evans Farms, Inc.'s
                          company dated Aug. 9, 1993 (filed with            Annual Report on Form 10-K for its
                          the Delaware Secretary of State on                fiscal year ended April 29, 1994.
                          Aug. 10, 1993)                                    (File No. 0-1667)

3(d)                      Restated Certificate of Incorporation             Incorporated herein by reference to
                          of company reflecting amendments                  Exhibit 3(d) to Bob Evans Farms, Inc.'s
                          through Aug. 10, 1993. Note: filed for            Annual Report on Form 10-K for its
                          purposes of SEC reporting compliance              fiscal year ended April 29, 1994.
                          only - this document has not been filed           (File No. 0-1667)
                          with the Delaware Secretary of State

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

4(a)                      Agreement to furnish instruments                  Attached hereto.
                          defining rights of holders of long-term
                          debt

Exhibit
Number                    Description                                       Location
-------                   -----------                                       --------
4(b)                      Note Purchase Agreement, dated as of July         Incorporated herein by reference to
                          28, 2004, by and among Bob Evans Farms,           Exhibit 4(a) to Bob Evans Farms, Inc.'s
                          Inc., BEF Holding Co., Inc. and the               Current Report on Form 8-K dated July
                          purchasers of the notes set forth on the          29, 2004.
                          signature pages thereto                           (File No. 0-1667)

4(c)                      Subsidiary Guaranty, dated as of July 28,         Incorporated herein by reference to
                          2004, by Mimi's Cafe, LLC                         Exhibit 4(b) to Bob Evans Farms, Inc.'s
                                                                            Current Report on Form 8-K dated July
                                                                            29, 2004.
                                                                            (File No. 0-1667)

*10(a)                    Change in Control Agreement, effective            Incorporated herein by reference to
                          May 1, 2002, between Stewart K. Owens             Exhibit 10(a) of Bob Evans Farms,
                          and Bob Evans Farms, Inc.                         Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

*10(b)                    Change in Control Agreement, effective            Incorporated herein by reference to
                          May 1, 2002, between Donald J. Radkoski           Exhibit 10(b) of Bob Evans Farms,
                          and Bob Evans Farms, Inc.                         Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

*10(c)                    Schedule A to Exhibit 10(b) identifying           Incorporated by reference to Exhibit
                          other substantially identical                     10(c) of Bob Evans Farms, Inc.'s Annual
                          agreements between Bob Evans Farms,               Report on Form 10-K for its fiscal year
                          Inc. and certain executive officers of            ended April 25, 2003.
                          Bob Evans Farms, Inc.                             (File No. 0-1667)

*10(d)                    Bob Evans Farms, Inc. 1991 Incentive              Incorporated herein by reference to
                          Stock Option Plan                                 Exhibit 4(d) to Bob Evans Farms, Inc.'s
                                                                            Registration Statement on Form S-8,
                                                                            filed Sept. 13, 1991.
                                                                            (Registration No. 33-42778)

*10(e)                    Bob Evans Farms, Inc. 1992 Nonqualified           Incorporated herein by reference to
                          Stock Option Plan (effective for                  Exhibit 10(j) to Bob Evans Farms,
                          options granted prior to May 1, 2002)             Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 24, 1992.
                                                                            (File No. 0-1667)

*10(f)                    Bob Evans Farms, Inc. Long Term                   Incorporated herein by reference to
                          Incentive Plan for Managers (effective            Exhibit 10(k) to Bob Evans Farms,
                          for performance awards granted prior to           Inc.'s Annual Report on Form 10-K for
                          May 1, 2002)                                      its fiscal year ended April 30, 1993.
                                                                            (File No. 0-1667)

Exhibit
Number                    Description                                       Location
-------                   -----------                                       --------
*10(g)                    Bob Evans Farms, Inc. 1994 Long Term              Incorporated herein by reference to
                          Incentive Plan (effective for options             Exhibit 10(n) to Bob Evans Farms,
                          and other awards granted prior to May             Inc.'s Annual Report on Form 10-K for
                          1, 2002)                                          its fiscal year ended April 29, 1994.
                                                                            (File No. 0-1667)

*10(h)                    Bob Evans Farms, Inc. 1998 Supplemental           Incorporated herein by reference to
                          Executive Retirement Plan (effective              Exhibit 10(l) to Bob Evans Farms,
                          for awards granted prior to May 1,                Inc.'s Annual Report on Form 10-K for
                          2002)                                             its fiscal year ended April 24, 1998.
                                                                            (File No. 0-1667)

*10(i)                    Bob Evans Farms, Inc. 1998 Directors              Incorporated herein by reference to
                          Compensation Plan (effective May 1,               Exhibit 10(m) to Bob Evans Farms,
                          1998, through May 6, 2002)                        Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 24, 1998.
                                                                            (File No. 0-1667)

*10(j)                    Bob Evans Farms, Inc. 1998 Stock Option           Incorporated herein by reference to
                          and Incentive Plan (effective for                 Exhibit 4(f) to Bob Evans Farms, Inc.'s
                          options and other awards granted prior            Registration Statement on Form S-8
                          to May 1, 2002)                                   filed March 22, 1999.
                                                                            (Registration No. 333-74829)

*10(k)                    Bob Evans Farms, Inc. Dividend                    Incorporated herein by reference to Bob
                          Reinvestment and Stock Purchase Plan              Evans Farms, Inc.'s Registration
                                                                            Statement on Form S-3 filed March
                                                                            19, 1999. (Registration No. 333-74739)

*10(l)                    Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          Executive Deferral Program (effective,            Exhibit 10(k) to Bob Evans Farms,
                          as amended, through April 30, 2002)               Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 27, 2001.
                                                                            (File No. 0-1667)

*10(m)                    First Amendment to Bob Evans Farms,               Incorporated herein by reference to
                          Inc. and Affiliates Executive Deferral            Exhibit 10(l) to Bob Evans Farms,
                          Program                                           Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 27, 2001.
                                                                            (File No. 0-1667)

*10(n)                    Bob Evans Farms, Inc. First Amended and           Incorporated herein by reference to
                          Restated 1992 Nonqualified Stock Option           Exhibit 10(o) of Bob Evans Farms,
                          Plan (effective for options granted               Inc.'s Annual Report on Form 10-K for
                          after May 1, 2002)                                its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

*10(o)                    Bob Evans Farms, Inc. First Amended and           Incorporated herein by reference to
                          Restated 1993 Long Term Incentive Plan            Exhibit 10(p) of Bob Evans Farms,
                          for Managers (effective for performance           Inc.'s Annual Report on Form 10-K for
                          awards granted after May 1, 2002)                 its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

Exhibit
Number                    Description                                       Location
-------                   -----------                                       --------
*10(p)                    Bob Evans Farms, Inc. First Amended and           Incorporated herein by reference to
                          Restated 1994 Long Term Incentive Plan            Exhibit 10(q) of Bob Evans Farms,
                          (effective for options and other awards           Inc.'s Annual Report on Form 10-K for
                          granted after May 1, 2002)                        its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

*10(q)                    Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          2003 Second Amended and Restated                  Exhibit 10(r) of Bob Evans Farms,
                          Supplemental Executive Retirement Plan            Inc.'s Annual Report on Form 10-K for
                          (effective for awards granted after May           its fiscal year ended April 26, 2002.
                          1, 2002)                                          (File No. 0-1667)

*10(r)                    Bob Evans Farms, Inc. First Amended and           Incorporated herein by reference to
                          Restated 1998 Stock Option and                    Exhibit 10(s) of Bob Evans Farms,
                          Incentive Plan (effective for options             Inc.'s Annual Report on Form 10-K for
                          and other awards granted after May 1,             its fiscal year ended April 26, 2002.
                          2002)                                             (File No. 0-1667)

*10(s)                    Bob Evans Farms, Inc. and Affiliates              Incorporated herein by reference to
                          Second Amended and Restated Executive             Exhibit 10(t) of Bob Evans Farms,
                          Deferral Program (effective May 1, 2002)          Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

*10(t)                    Bob Evans Farms, Inc. Compensation                Incorporated herein by reference to
                          Program for Directors (effective May 7,           Exhibit 10(u) of Bob Evans Farms,
                          2002, through May 4, 2003)                        Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 26, 2002.
                                                                            (File No. 0-1667)

*10(u)                    Bob Evans Farms, Inc. Compensation                Incorporated herein by reference to
                          Program for Directors (effective May 5,           Exhibit 10(v) of Bob Evans Farms,
                          2003 through May 10, 2004)                        Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 25, 2003.
                                                                            (File No. 0-1667)

*10(v)                    Bob Evans Farms, Inc. Compensation                Incorporated herein by reference to
                          Program for Directors (effective May              Exhibit 10(w) of Bob Evans Farms,
                          11, 2004 through May 8, 2005)                     Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 30, 2004.
                                                                            (File No. 0-1667)

*10(w)                    Bob Evans Farms, Inc. Compensation                Incorporated herein by reference to
                          Program for Directors (effective May 9,           Exhibit 10.1 of Bob Evans Farms, Inc.'s
                          2005)                                             current Report on Form 8-K filed May
                                                                            13, 2005, and amended July 12, 2005.
                                                                            (File No. 0-1667)

*10(x)                    Bob Evans Farms, Inc. 2002 Incentive              Incorporated herein by reference to
                          Growth Plan (effective Sept. 9, 2002)             Exhibit 10(w) of Bob Evans Farms,
                                                                            Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 25, 2003.
                                                                            (File No. 0-1667)

Exhibit
Number                    Description                                       Location
-------                   -----------                                       --------
*10(y)                    Employment Agreement, dated as of July            Incorporated herein by reference to
                          7, 2004, by and between SWH Corporation           Exhibit 10(y) of Bob Evans Farms,
                          and Russell W. Bendel                             Inc.'s Annual Report on Form 10-K for
                                                                            its fiscal year ended April 30, 2004.
                                                                            (File No. 0-1667)

10(z)                     Escrow Agreement, dated as of July 7,             Incorporated herein by reference to
                          2004, among Saunders Karp & Megrue LLC,           Exhibit 10 to Bob Evans Farms, Inc.'s
                          Bob Evans Farms, Inc., Mimi's Cafe, LLC           Current Report on Form 8-K dated July
                          and U.S. Bank National Association, as            12, 2004.(File No. 0-1667)
                          Escrow Agent

*10(aa)                   Summary of Bob Evans Farms, Inc.                  Incorporated herein by reference to
                          Performance Incentive Plan for the                Exhibit 10.2 to Bob Evans Farms, Inc.'s
                          Fiscal Year Beginning April 30, 2005              Current Report on Form 8-K/A dated May
                                                                            13, 2005, as amended July 12, 2005.
                                                                            (File No. 0-1667)

*10(bb)                   Form of Incentive Stock Option Notice             Incorporated herein by reference to
                          and Agreement for the Bob Evans Farms,            Exhibit 10.1 to Bob Evans Farms, Inc.'s
                          Inc. First Amended and Restated 1998              Quarterly Report on Form 10-Q for the
                          Stock Option and Incentive Plan                   quarterly period ended October 29,
                                                                            2004. (File No. 0-1667)

*10(cc)                   Form of Nonqualfied Stock Option Notice           Incorporated herein by reference to
                          and Agreement for the Bob Evans Farms,            Exhibit 10.2 to Bob Evans Farms, Inc.'s
                          Inc. First Amended and Restated 1998              Quarterly Report on Form 10-Q for the
                          Stock Option and Incentive Plan                   quarterly period ended October 29,
                                                                            2004.  (File No. 0-1667)

*10(dd)                   Form of Restricted Stock Award  Notice            Incorporated herein by reference to
                          and Agreement for the Bob Evans Farms,            Exhibit 10.1 to Bob Evans Farms, Inc.'s
                          Inc. First Amended and Restated 1998              Current Report on Form 8-K dated June
                          Stock Option and Incentive Plan                   20, 2005. (File No. 0-1667)

13                        Company's Annual Report to Stockholders           Attached hereto.
                          for the fiscal year ended April 29, 2005
                          (Not deemed filed except for portions
                          thereof which are specifically
                          incorporated by reference into this
                          Annual Report on Form 10-K)

21                        Subsidiaries of Bob Evans Farms, Inc.             Attached hereto.

23                        Consent of Ernst & Young, LLP                     Attached hereto.

24                        Powers of Attorney of Directors and               Attached hereto.
                          Executive Officers

31(a)                     Rule 13a-14(a)/15d-14(a) Certification            Attached hereto.
                          (Principal Executive Officer)

31(b)                     Rule 13a-14(a)/15d-14(a) Certification            Attached hereto.
                          (Principal Financial Officer)

32(a)                     Section 1350 Certification (Principal             Attached hereto.
                          Executive Officer)

32(b)                     Section 1350 Certification (Principal             Attached hereto.
                          Financial Officer)

*Denotes management contract or compensatory plan or agreement.