Form 10-Q
period 2005-07-29
EVANS BOB FARMS INC
filed 2005-09-07
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________________________

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

Yes   X   No
    -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X   No
    -----    -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

     As of August 26, 2005, the registrant had issued 42,638,118 common shares, of which 35,476,133 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                 (Dollars in thousands)
                                             ------------------------------
                                             July 29, 2005   April 29, 2005
                                               Unaudited         Audited
                                             -------------   --------------
ASSETS
Current assets
   Cash and equivalents                       $    9,524       $    5,267
   Accounts receivable                            14,139           14,707
   Inventories                                    24,077           24,416
   Deferred income taxes                          10,623           10,623
   Prepaid expenses                                4,210            2,226
                                              ----------       ----------
         TOTAL CURRENT ASSETS                     62,573           57,239

Property, plant and equipment                  1,394,737        1,371,895
   Less accumulated depreciation                 427,979          414,949
                                              ----------       ----------
         NET PROPERTY, PLANT AND EQUIPMENT       966,758          956,946

Other assets
   Deposits and other                              2,553            2,698
   Long-term investments                          19,970           19,278
   Deferred income taxes                          33,044           33,044
   Goodwill                                       57,364           57,364
   Other intangible assets                        57,212           57,417
                                              ----------       ----------
         TOTAL OTHER ASSETS                      170,143          169,801
                                              ----------       ----------
                                              $1,199,474       $1,183,986
                                              ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Line of credit                             $   60,500       $   43,000
   Current maturities of long-term debt            4,000            4,000
   Accounts payable                               22,644           24,422
   Dividends payable                               4,252            4,249
   Federal and state income taxes                 22,647           21,763
   Accrued wages and related liabilities          16,786           23,767
   Self insurance                                 16,453           16,340
   Other accrued expenses                         52,708           51,087
                                              ----------       ----------
         TOTAL CURRENT LIABILITIES               199,990          188,628

Long-term liabilities
   Deferred compensation                          18,364           17,046
   Deferred income taxes                          99,126           99,126
   Deferred rent                                  16,318           16,022
   Long-term debt                                209,333          210,333
                                              ----------       ----------
         TOTAL LONG-TERM LIABILITIES             343,141          342,527

Stockholders' equity
   Common stock, $.01 par value;
      authorized 100,000,000 shares;
      issued 42,638,118 shares at
      July 29, 2005, and April 29, 2005              426              426
   Preferred stock, authorized 1,200
      shares; issued 120 shares at
      July 29, 2005, and April 29, 2005               60               60
   Capital in excess of par value                149,600          149,593
   Retained earnings                             636,278          633,372
   Treasury stock, 7,203,183 shares at
      July 29, 2005 and 7,234,365 shares
      at April 29, 2005, at cost                (130,021)        (130,620)
                                              ----------       ----------
         TOTAL STOCKHOLDERS' EQUITY              656,343          652,831
                                              ----------       ----------
                                              $1,199,474       $1,183,986
                                              ==========       ==========

    The accompanying notes are an integral part of the financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                      (Dollars in thousands,
                                                    except per share amounts)
                                                  -----------------------------
                                                        Three Months Ended
                                                  -----------------------------
                                                  July 29, 2005   July 30, 2004
                                                  -------------   -------------
NET SALES                                            $395,640        $320,615
   Cost of sales                                      118,731          94,564
   Operating wage and fringe benefit expenses         147,918         112,878
   Other operating expenses                            65,106          49,281
   Selling, general and administrative expenses        31,932          26,864
   Depreciation and amortization expense               17,952          13,944
                                                     --------        --------
OPERATING INCOME                                       14,001          23,084
   Net interest expense                                 2,969             876
                                                     --------        --------
INCOME BEFORE INCOME TAXES                             11,032          22,208
PROVISIONS FOR INCOME TAXES                             3,872           7,972
                                                     --------        --------
NET INCOME                                           $  7,160        $ 14,236
                                                     ========        ========
EARNINGS PER SHARE - BASIC                           $   0.20        $   0.40
                                                     ========        ========
EARNINGS PER SHARE - DILUTED                         $   0.20        $   0.40
                                                     ========        ========
CASH DIVIDENDS PER SHARE                             $   0.12        $   0.12
                                                     ========        ========

     The accompanying notes are an integral part of the financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                             (Dollars in thousands)
                                                         -----------------------------
                                                               Three Months Ended
                                                         -----------------------------
                                                         July 29, 2005   July 30, 2004
                                                         -------------   -------------
OPERATING ACTIVITIES:
   Net income                                              $  7,160        $  14,236

   Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                          17,952           13,944
      Loss on sale of assets                                    271              298
      (Gain) loss on long-term investments                     (210)              40
      Deferred compensation                                   1,318             (464)
      Compensation expense attributable to stock plans          160              290
      Deferred rent                                             296               --
      Cash provided by (used for) current assets
         and current liabilities:
         Accounts receivable                                    568            1,677
         Inventories                                            339              (79)
         Prepaid expenses                                    (1,984)          (1,629)
         Accounts payable                                    (1,778)             123
         Federal and state income taxes                         884            7,695
         Accrued wages and related liabilities               (6,981)          (7,099)
         Self insurance                                         113            1,293
         Other accrued expenses                               1,461            4,444
                                                           --------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    19,569           34,769

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                (30,493)         (26,082)
   Acquisition of business                                       --         (178,893)
   Purchase of long-term investments                           (579)            (619)
   Proceeds from sale of property, plant and equipment        2,760            2,014
   Other                                                        145             (115)
                                                           --------        ---------
NET CASH USED IN INVESTING ACTIVITIES                       (28,167)        (203,695)

FINANCING ACTIVITIES:
   Cash dividends paid                                       (4,249)          (4,231)
   Line of credit                                            17,500           (2,360)
   Proceeds from debt issuance                                   --          372,775
   Principal payments on debt                                (1,000)        (183,775)
   Proceeds from issuance of treasury stock                     604              704
                                                           --------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    12,855          183,113
                                                           --------        ---------
Increase in cash and equivalents                              4,257           14,187

Cash and equivalents at the beginning of the period           5,267            3,986
                                                           --------        ---------
Cash and equivalents at the end of the period              $  9,524        $  18,173
                                                           ========        =========

    The accompanying notes are an integral part of the financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

1.   Unaudited Financial Statements

          The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. ("Bob Evans") and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the "company") are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the company's financial position and results of operations have been included. The financial statements are not necessarily indicative of the results of operations for a full fiscal year. Except as described in this Form 10-Q, no significant changes have occurred in the disclosures made in Bob Evans' Form 10-K for the fiscal year ended April 29, 2005 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

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

          The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                             (in thousands)
                     -----------------------------
                           Three Months Ended
                     -----------------------------
                     July 29, 2005   July 30, 2004
                     -------------   -------------
Basic                    35,421          35,260
Effect of dilutive
   stock options            224             411
                         ------          ------
Diluted                  35,645          35,671
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

          The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

                                                    (in thousands, except per
                                                           share data)
                                                  -----------------------------
                                                        Three Months Ended
                                                  -----------------------------
                                                  July 29, 2005   July 30, 2004
                                                  -------------   -------------
NET INCOME, AS REPORTED                              $ 7,160         $14,236
ADD: Stock-based employee compensation cost,
   net of related tax effects, included in
   reported net income                                   104             155
                                                     -------         -------
DEDUCT: Stock-based employee compensation cost,
   net of related tax effects, determined under
   the fair value method for all awards               (1,044)         (2,032)
                                                     -------         -------
NET INCOME, PRO FORMA                                $ 6,220         $12,359
                                                     -------         -------
EARNINGS PER SHARE - BASIC
   As reported                                       $  0.20         $  0.40
   Pro forma                                         $  0.18         $  0.35

EARNINGS PER SHARE - DILUTED
   As reported                                       $  0.20         $  0.40
   Pro forma                                         $  0.17         $  0.35

4.   Industry Segments

          The company's business includes restaurant operations and the processing and sale of food products. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the consolidated financial statements. Information on the company's operating segments is summarized as follows:

                                                   (in thousands)
                                       -----------------------------------------
                                                 Three Months Ended
                                       -----------------------------------------
                                         July 29, 2005           July 30, 2004
                                       ----------------       ------------------
Sales
   Restaurant Operations                    $341,032              $269,615
   Food Products                              64,707                60,159
                                            --------              --------
                                             405,739               329,774
   Intersegment sales of food products       (10,099)               (9,159)
                                            --------              --------
      Total                                 $395,640              $320,615
                                            ========              ========
Operating Income
   Restaurant Operations                    $ 12,312              $ 23,917
   Food Products                               1,689                  (833)
                                            --------              --------
      Total                                 $ 14,001              $ 23,084
                                            ========              ========

5.   Acquisition and Debt Issuance

          On July 7, 2004, the company acquired all of the stock of SWH Corporation (d/b/a Mimi's Cafe) for approximately $106 million in cash, plus the assumption of approximately $79 million in outstanding indebtedness, which was paid in full at the closing of the acquisition.

          The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141, Business Combinations, and accordingly, the results of operations of SWH Corporation have been included in the company's consolidated financial statements from the date of acquisition.

          The acquisition was financed through a committed credit facility of approximately $183 million, the proceeds of which were used to purchase all of the outstanding stock of SWH Corporation, repay existing indebtedness of SWH Corporation and pay certain transaction expenses. The credit facility was refinanced on July 28, 2004 through a private placement of $190 million in unsecured senior notes. The maturities of these notes range from 3 to 12 years, with a weighted average interest rate of 4.9%.

          The following table illustrates the pro-forma impact on certain financial results if the acquisition had occurred at the beginning of fiscal 2005. The pro-forma financial information does not purport to be indicative of the operating results that would have been achieved had the acquisition been consummated at the beginning of fiscal 2005, and should not be construed as representative of future operating results.

                                  (in thousands)
                                -------------------
                                 Three Months Ended
                                -------------------
                                   July 30, 2004
                                -------------------
Net Sales                            $371,284
Net Income                           $ 14,017

Earnings Per Share:
   Basic                             $   0.40
   Diluted                           $   0.39

6.   New Accounting Pronouncements

          In December 2002, the FASB issued SFAS No. 123 (R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award. This new standard will be effective for the company in the first quarter of fiscal 2007. The company has not yet determined the method of adoption nor the effect of adopting this standard.

7.   Contingencies

          In 2005, the company received an assessment from the State of Ohio related to corporate franchise tax for fiscal years 1998-2003. The company is petitioning the State of Ohio for a reassessment as the company believes its positions on tax returns filed are correct. However, in the event that the company does not ultimately prevail, management believes that recorded reserves are adequate to meet any future tax-related payments to the State of Ohio.

8.   Subsequent Event

          On August 9, 2005, the Board of Directors of the company accepted the resignation of Stewart K. Owens from the Company's Board of Directors and from his positions as the Company's Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer, effective on that date. Robert E.H. Rabold has been appointed Chairman of the Board, and Larry C. Corbin has been appointed interim Chief Executive Officer and President. Mr. Rabold has been a member of the company's Board of Directors since 1994 and has served as the company's Lead Independent Director. He is retired chairman of Motorists Mutual Insurance Co. in Columbus, Ohio. Mr. Corbin retired in July 2004 from the company as Executive Vice President of the company's restaurant operations after 42 years with the company and has served on the Board of Directors since 1981. The Board of Directors has formed a special committee to conduct a search for a new Chief Executive Officer and President.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL OVERVIEW

          As of July 29, 2005, the company owned and operated 686 full-service restaurants, including 593 Bob Evans Restaurants in 20 states and 93 Mimi's Cafe restaurants in 13 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi's Cafe restaurants are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. The company is also a leading producer and distributor of pork sausage and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to grocery stores in the East North Central, mid-Atlantic, Southern and Southwestern United States. Revenue in the food products segment is recognized when products are delivered to the retailer. The company acquired SWH Corporation (d/b/a Mimi's Cafe) ("Mimi's") in the first quarter of fiscal 2005 (see Note 5 of the consolidated financial statements).

          The following table reflects data for the company's first fiscal quarter ended July 29, 2005, compared to the prior year's first fiscal quarter ended July 30, 2004. The consolidated information is derived from the accompanying consolidated statements of income. Also included is data for the company's two industry segments - restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

(DOLLARS IN            CONSOLIDATED           RESTAURANT         FOOD PRODUCTS
THOUSANDS)               RESULTS               SEGMENT              SEGMENT
                   -------------------   -------------------   -----------------
                      Q1         Q1         Q1         Q1         Q1        Q1
                     2006       2005       2006       2005       2006      2005
                   --------   --------   --------   --------   -------   -------
Net sales          $395,640   $320,615   $341,032   $269,615   $54,608   $51,000
Operating income   $ 14,001   $ 23,084   $ 12,312   $ 23,917   $ 1,689   $  (833)

Cost of sales          30.0%      29.5%      26.6%      24.4%     51.4%     56.5%
Operating wages        37.4%      35.2%      41.3%      39.2%     12.9%     13.9%
Other operating        16.5%      15.4%      18.2%      17.2%      5.5%      5.8%
S.G.&A                  8.1%       8.4%       5.6%       5.9%     23.5%     21.5%
Depr. & amort           4.5%       4.3%       4.7%       4.4%      3.6%      3.9%
                   --------   --------   --------   --------   -------   -------
Operating income        3.5%       7.2%       3.6%       8.9%      3.1%     (1.6%)

RESTAURANT SEGMENT OVERVIEW

          The ongoing economic and industry-wide factors relevant to the restaurant segment include: competition, same-store sales (defined in the "Sales" section below), labor and fringe benefit expenses, commodity prices, energy prices, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the first quarter of fiscal 2006, the factor having the greatest impact on restaurant segment profitability was the lower same-store sales at Bob Evans Restaurants compounded by higher food cost and labor cost at Bob Evans Restaurants.

          First quarter 2006 same-store sales at Bob Evans Restaurants decreased 1.9% compared to the corresponding period last year. Management believes that economic pressures on core customers and a lagging economic recovery in the Midwest, as well as discounting in May this year, negatively impacted same-store sales.

          The first quarter of fiscal 2006 includes Mimi's results for the entire quarter, whereas the corresponding period last year includes results after July 7, 2004 only. The inclusion of Mimi's results in the first quarter of fiscal 2006 had a significant impact on the cost of sales ratio in the restaurant segment. Mimi's restaurants traditionally have a higher food cost average than Bob Evans Restaurants due primarily to a higher concentration on lunch and dinner.

          Initiatives to enhance customers' value perceptions and overall satisfaction levels at Bob Evans Restaurants increased costs in the first quarter compared to the corresponding quarter last year. This impact was reflected in cost of sales and operating wages.

          These factors are discussed further in the detailed sections that follow. However, the end result is that restaurant operating income decreased $11.6 million, or 48.5%, in the first quarter of fiscal 2006 compared to a year ago. Furthermore, the segment's operating income margin fell to 3.6% from 8.9% in the same period.

FOOD PRODUCTS SEGMENT OVERVIEW

          The ongoing economic and industry-wide factors relevant to the food products segment include: hog costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the first quarter of fiscal 2006, the two factors that had the greatest impact on food products segment profitability were:

     1) strong sales growth; and

     2) lower hog costs.

          Food products segment net sales increased 7.1% in the first quarter of fiscal 2006 compared to the same period last year. The higher net sales were driven by a 6% increase in pounds sold of comparable products (principally sausage and refrigerated potatoes).

          Hog costs represent the majority of food products segment cost of sales, and the volatile nature of hog costs greatly impacts the profitability of the segment. For the first quarter of fiscal 2006, average hog costs decreased 9.2% compared with the quarter a year ago. This decrease in hog costs caused cost of sales in the food products segment to decrease to 51.4% of sales this year from 56.5% in the corresponding period last year.

          The increase in net sales was partially offset by an increase in selling, general & administrative costs, resulting in an increase in operating income of $2.5 million compared to the corresponding period last year.

SALES

          Consolidated net sales increased 23.4% to $395.6 million in the first quarter of fiscal 2006 compared to the corresponding quarter last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $71.4 million and $3.6 million, respectively. Restaurant sales include Mimi's sales for the entire first quarter of fiscal 2006, whereas the corresponding period last year includes Mimi's sales after July 7, 2004 only. Restaurant sales accounted for 86.2% of consolidated sales in the first quarter of fiscal 2006.

          Restaurant sales increased $71.4 million, or 26.5%, in the first quarter of fiscal 2006 compared to the corresponding quarter last year. The first quarter increase was mostly the result of the inclusion of Mimi's for the entire first quarter, whereas the corresponding period last year included sales after July 7, 2004 only. The sales increase was also attributed to more restaurants in operation (593 Bob Evans Restaurants and 93 Mimi's restaurants at quarter end versus 567 Bob Evans Restaurants and 81 Mimi's restaurants a year ago), partially offset by a decrease in same-store sales at Bob Evans Restaurants. Bob Evans Restaurants experienced a same-store sales decline of 1.9% in the quarter, which included an average menu price decrease of 0.1%. Same-store sales computations, for a given year, are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.

          The chart below summarizes the restaurant openings and closings during the last five quarters for Bob Evans Restaurants and Mimi's restaurants:

Bob Evans Restaurants:

                 Beginning   Opened   Closed   Ending
                 ---------   ------   ------   ------
Fiscal 2006
   1st quarter      591         6        4       593

Fiscal 2005
   1st quarter      558        11        2       567
   2nd quarter      567        12        1       578
   3rd quarter      578        10        1       587
   4th quarter      587         4        0       591

Mimi's Restaurants:

                 Beginning   Opened   Closed   Ending
                 ---------   ------   ------   ------
Fiscal 2006
   1st quarter       92         1        0       93

Fiscal 2005
   1st quarter       81         0        0       81
   2nd quarter       81         3        0       84
   3rd quarter       84         4        0       88
   4th quarter       88         4        0       92

Consolidated Restaurants:

                 Beginning   Opened   Closed   Ending
                 ---------   ------   ------   ------
Fiscal 2006
   1st quarter      683         7        4       686

Fiscal 2005
   1st quarter      639        11        2       648
   2nd quarter      648        15        1       662
   3rd quarter      662        14        1       675
   4th quarter      675         8        0       683

          In the first quarter of fiscal 2006, 6 new Bob Evans Restaurants opened, compared to 11 in the corresponding period a year ago. Mimi's opened 1 restaurant in the first quarter of 2006. The company expects to open a total of 20 Bob Evans Restaurants and 14 Mimi's restaurants in fiscal 2006. Four under-performing Bob Evans Restaurants were closed in the first quarter of fiscal 2006. For fiscal 2006, the company has decreased the growth rate of Bob Evans Restaurants and at the same time accelerated the remodeling and rebuilding programs for existing restaurants.

          The food products segment experienced a sales increase of $3.6 million, or 7.1%, in the first quarter of fiscal 2006 compared to the corresponding period a year ago. The sales increase was mostly due to a 6% increase in the volume of comparable products sold (principally sausage products and refrigerated side dishes) in the first quarter of fiscal 2006 versus fiscal 2005. Comparable pounds sold is calculated using the same products in both periods and excludes new products. An approximate 5.0% price increase of certain products, implemented late in the first quarter of fiscal 2005, also benefited the comparison.

COST OF SALES

          Consolidated cost of sales (cost of materials) was 30.0% of sales in the company's first quarter of fiscal 2006 compared to 29.5% in the corresponding period a year ago.

          In the first quarter of fiscal 2006, restaurant segment cost of sales (predominantly food cost) increased to 26.6% of sales versus 24.4% in the corresponding period a year ago. The increase was mainly due to the inclusion of Mimi's cost of sales, a higher commodity price environment in the restaurant industry and the impact of initiatives to enhance customers' value perceptions at Bob Evans Restaurants. Mimi's cost of sales is traditionally higher than Bob Evans Restaurant's cost of sales primarily as a result of a greater portion of sales that are derived from lunch and dinner items, which carry higher food costs, as well as a different positioning strategy (similar to casual theme restaurants) than Bob Evans Restaurants. The initiatives at Bob Evans Restaurants that impacted the cost of sales ratio included increased portion sizes as well as price reductions on several popular menu items. The price reductions were largely discontinued after May.

          The food products segment cost of sales ratio was 51.4% of sales in the first quarter this year compared to 56.5% a year ago. The decrease in the food products segment cost of sales ratio was due to lower hog costs, which averaged $47.50 per hundredweight in the first quarter of fiscal 2006 compared to $52.31 per


                                       -15
hundredweight in the corresponding period last year - a 9.2% decrease. The company expects that hog costs will average in the mid to low $40s for the remainder of the fiscal year.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

          Consolidated operating wage and fringe benefit expenses ("operating wages") were 37.4% of sales in the first quarter of fiscal 2006 compared to 35.2% in the corresponding period a year ago. The operating wage ratio increased in the restaurant segment and decreased in the food products segment.

          In the restaurant segment, the increase in operating wages was primarily due to higher hourly wages in the first quarter of 2006. The higher wages were a result of an increased focus on customer service initiatives and the fact that wages were not as well leveraged (due to lower same-store sales at Bob Evans Restaurants). Restaurant operating wages were 41.3% of sales in the first quarter of fiscal 2006 versus 39.2% of sales in the corresponding period a year ago.

          In the food products segment, operating wages were 12.9% of sales in the first quarter of fiscal 2006 compared to 13.9% of sales in the corresponding period last year. The decrease was due to better leveraging of costs as a result of increased sales volume and a price increase in manufactured products discussed in the "Sales" section above.

OTHER OPERATING EXPENSES

          Over 95% of other operating expenses ("operating expenses") occurred in the restaurant segment in the first quarter of both fiscal 2006 and fiscal 2005. The most significant components of operating expenses were advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than federal and state income taxes), rent and credit card processing fees. Consolidated operating expenses were 16.5% of sales in the first quarter of fiscal 2006 compared to 15.4% of sales in the corresponding period last year.

          In the restaurant segment, operating expenses increased to 18.2% of sales in the first quarter of fiscal 2006. This compared to 17.2% in the corresponding period a year ago. The restaurant operating expense ratio was impacted by lower same-store sales at Bob Evans Restaurants, which resulted in a negative leveraging of operating expenses. Also affecting the comparison were higher utility and restaurant supplies costs, as well as the inclusion of Mimi's other operating expenses for the entire first quarter of 2006. The most significant operating expense for Mimi's is rent expense, since nearly all of the locations are leased.

          In the food products segment, the operating expense ratio decreased slightly to 5.5% of sales in the first quarter of fiscal 2006 compared to 5.8% in the corresponding period last year. This improvement was due to the leverage received from increased sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Consolidated selling, general and administrative expenses ("S, G & A expenses") were 8.1% of sales in the first quarter of fiscal 2006 compared to 8.4% of sales in the corresponding period last year. The most significant components of S, G & A expenses were wages, fringe benefits and food products segment advertising expenses. The decrease in the first quarter of fiscal 2006 was due mostly to lower bonus and benefit expenses.

TAXES

          The effective combined federal and state income tax rates were 35.1% in the first quarter of fiscal 2006 versus 35.9% in fiscal 2005. The company anticipates the effective tax rate will decrease in the remaining quarters of 2006 to approximately 32.6%. The decrease in the effective tax rate is a result of changing federal and state tax laws and tax credits. The effective tax rate for the entire year of fiscal 2006 is expected to be approximately 33.1%.

LIQUIDITY AND CAPITAL RESOURCES

          Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit are also used for liquidity needs, capital expansion and repurchases of Bob Evans common stock. Bank lines of credit available total $100.0 million, of which $60.5 million was outstanding at July 29, 2005. Draws on the lines of credit are limited by the balance on the company's standby letters-of-credit which totaled $2.8 million at July 29, 2005.

          Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $30.5 million in the first quarter of fiscal 2006 compared to $26.1 million in the corresponding period last year.

          The company believes that the funds needed for capital expenditures and working capital during the remainder of fiscal 2006 will be generated both internally and from available bank lines of credit. Financing alternatives will continue to be evaluated by the company as warranted.

CONTINGENCIES

          In 2005, the company received an assessment from the State of Ohio related to corporate franchise tax for fiscal years 1998-2003. The company is petitioning the State of Ohio for a reassessment as the company believes its positions on tax returns filed are correct. However, in the event that the company does not ultimately prevail, management believes that recorded reserves are adequate to meet any future tax-related payments to the State of Ohio.

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

     -    Changes in hog and other commodity costs.

There is also the risk that the company may incorrectly analyze these risks or that the strategies developed by the company to address them will be unsuccessful.

Additional discussion of these factors is included in the company's periodic filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made, and the company undertakes no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to the company or any person acting on behalf of the company are qualified by the cautionary statements in this section.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          Bob Evans Farms, Inc. did not purchase any of its common stock during the three fiscal months ended July 29, 2005. In May 2005, the board of directors authorized a share repurchase program for fiscal 2006. The program authorizes Bob Evans Farms, Inc. to repurchase, through April 28, 2006, up to 2 million shares of its outstanding common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not Applicable

ITEM 5.   OTHER INFORMATION.  Not Applicable

ITEM 6.   EXHIBITS.

Exhibit No.                      Description                         Location
-----------                      -----------                         --------
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

                                        BOB EVANS FARMS, INC.


                                        By: /s/ Larry C. Corbin
                                            ------------------------------------
                                            Larry C. Corbin
                                            Interim Chief Executive Officer and
                                            President
                                            (Principal Executive Officer)


                                        By: /s/ Donald J. Radkoski
                                            ------------------------------------
                                            Donald J. Radkoski*
                                            Chief Financial Officer
                                            (Principal Financial Officer)

September 7 , 2005
       Date

* Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                INDEX TO EXHIBITS

                          Quarterly Report on Form 10-Q
                             Dated September 7, 2005

                              Bob Evans Farms, Inc.

Exhibit No.                           Description                              Location
-----------                           -----------                              --------
    31.1      Rule 13a-14(a)/15d-14(a) Certification (Principal Executive   Filed herewith
              Officer)
    31.2      Rule 13a-14(a)/15d-14(a) Certification (Principal Financial   Filed herewith
              Officer)
    32.1      Section 1350 Certification (Principal Executive Officer)      Filed herewith
    32.2      Section 1350 Certification (Principal Financial Officer)      Filed herewith