Form 10-Q
period 2005-10-28
EVANS BOB FARMS INC
filed 2005-12-07
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2005

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________

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

 ______________________________________________________________________________
   (Former name, former address and formal fiscal year, if changed since last report)

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

     As of November 25, 2005, the registrant had issued 42,638,118 common shares, of which 35,810,998 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                           Oct. 28, 2005   April 29, 2005
                                                             Unaudited         Audited
                                                           -------------   --------------
                                                               (Dollars in thousands)
ASSETS
Current assets
   Cash and equivalents                                     $   28,278       $    5,267
   Accounts receivable                                          18,217           14,707
   Inventories                                                  26,931           24,416
   Deferred income taxes                                        10,623           10,623
   Prepaid expenses                                              3,209            2,226
   Assets held for sale                                          6,126            7,040
                                                            ----------       ----------
         TOTAL CURRENT ASSETS                                   93,384           64,279
Property, plant and equipment                                1,399,034        1,359,467
   Less accumulated depreciation                               433,258          409,561
                                                            ----------       ----------
         NET PROPERTY, PLANT AND EQUIPMENT                     965,776          949,906
Other assets
   Deposits and other                                            2,836            2,698
   Long-term investments                                        20,618           19,278
   Deferred income taxes                                        33,044           33,044
   Goodwill                                                     57,729           57,364
   Other intangible assets                                      57,006           57,417
                                                            ----------       ----------
         TOTAL OTHER ASSETS                                    171,233          169,801
                                                            ----------       ----------
                                                            $1,230,393       $1,183,986
                                                            ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Line of credit                                           $   59,600       $   43,000
   Current maturities of long-term debt                          4,000            4,000
   Accounts payable                                             22,337           24,422
   Dividends payable                                             4,297            4,249
   Federal and state income taxes                               28,690           21,763
   Accrued wages and related liabilities                        24,235           23,767
   Self insurance                                               18,447           16,340
   Other accrued expenses                                       57,202           51,087
                                                            ----------       ----------
         TOTAL CURRENT LIABILITIES                             218,808          188,628
Long-term liabilities
   Deferred compensation                                        16,598           17,046
   Deferred income taxes                                        99,126           99,126
   Deferred rent                                                16,392           16,022
   Long-term debt                                              208,333          210,333
                                                            ----------       ----------
         TOTAL LONG-TERM LIABILITIES                           340,449          342,527
Stockholders' equity
   Common stock, $.01 par value; authorized 100,000,000
      shares; issued 42,638,118 shares at Oct. 28, 2005,
      and April 29, 2005                                           426              426
   Preferred stock, authorized 1,200 shares; issued 120
      shares at Oct. 28, 2005, and April 29, 2005                   60               60
   Capital in excess of par value                              148,192          149,593
   Retained earnings                                           645,133          633,372
   Treasury stock, 6,829,703 shares at Oct. 28, 2005,
      and 7,234,365 shares at April 29, 2005, at cost         (122,675)        (130,620)
                                                            ----------       ----------
         TOTAL STOCKHOLDERS' EQUITY                            671,136          652,831
                                                            ----------       ----------
                                                            $1,230,393       $1,183,986
                                                            ==========       ==========

    The accompanying notes are an integral part of the financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                        Three Months Ended               Six Months Ended
                                                  -----------------------------   -----------------------------
                                                  Oct. 28, 2005   Oct. 29, 2004   Oct. 28, 2005   Oct. 29, 2004
                                                  -------------   -------------   -------------   -------------
                                                         (Dollars in thousands, except per share amounts)
NET SALES                                            $392,363        $376,020        $788,003        $696,635
   Cost of sales                                      115,035         111,955         233,766         206,519
   Operating wage and fringe benefit expenses         142,838         136,347         290,756         249,225
   Other operating expenses                            65,051          62,372         130,157         111,653
   Selling, general and administrative expenses        28,661          30,081          60,593          56,945
   Depreciation and amortization expense               18,190          16,081          36,142          30,025
                                                     --------        --------        --------        --------
OPERATING INCOME                                       22,588          19,184          36,589          42,268
   Net interest expense                                 3,068           2,695           6,037           3,571
                                                     --------        --------        --------        --------
INCOME BEFORE INCOME TAXES                             19,520          16,489          30,552          38,697
PROVISIONS FOR INCOME TAXES                             6,364           5,920          10,236          13,892
                                                     --------        --------        --------        --------
NET INCOME                                           $ 13,156        $ 10,569        $ 20,316        $ 24,805
                                                     ========        ========        ========        ========
EARNINGS PER SHARE - BASIC                           $   0.37        $   0.30        $   0.57        $   0.70
                                                     ========        ========        ========        ========
EARNINGS PER SHARE - DILUTED                         $   0.37        $   0.30        $   0.57        $   0.70
                                                     ========        ========        ========        ========
CASH DIVIDENDS PER SHARE                             $   0.12        $   0.12        $   0.24        $   0.24
                                                     ========        ========        ========        ========

    The accompanying notes are an integral part of the financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                               Six Months Ended
                                                            ----------------------
                                                             Oct. 28,    Oct. 29,
                                                               2005        2004
                                                             --------   ---------
                                                            (Dollars in thousands)
OPERATING ACTIVITIES:
   Net income                                                $ 20,316   $  24,805

   Adjustments to reconcile net income to net
      cash provided by (used for) operating activities:
      Depreciation and amortization                            36,142      30,025
      (Gain) loss on sale of assets                            (3,231)        261
      (Gain) loss on long-term investments                       (586)        382
      Deferred compensation                                      (448)       (612)
      Compensation expense attributable to stock plans             69         567
      Deferred rent                                               370          --
      Cash provided by (used for) current assets
         and current liabilities:
      Accounts receivable                                      (3,510)     (2,536)
      Inventories                                              (2,515)     (2,088)
      Prepaid expenses                                           (983)       (710)
      Accounts payable                                         (2,085)        562
      Federal and state income taxes                            6,927      12,853
      Accrued wages and related liabilities                       468      (2,810)
      Self insurance                                            2,107       1,985
      Other accrued expenses                                    5,922       1,773
                                                             --------   ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                   58,963      64,457

   INVESTING ACTIVITIES:
      Purchase of property, plant and equipment               (58,955)    (64,698)
      Acquisition of business                                    (365)   (178,893)
      Purchase of long-term investments                          (924)       (949)
      Proceeds from sale of property, plant and equipment      11,669       3,868
      Other                                                      (138)      1,283
                                                             --------   ---------
   NET CASH USED IN INVESTING ACTIVITIES                      (48,713)   (239,389)

   FINANCING ACTIVITIES:
      Cash dividends paid                                      (8,507)     (8,466)
      Line of credit                                           16,600       4,980
      Proceeds from debt issuance                                  --     372,775
      Principal payments on debt                               (2,000)   (184,775)
      Proceeds from issuance of treasury stock                  6,668       1,022
                                                             --------   ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                   12,761     185,536
                                                             --------   ---------

   Increase in cash and equivalents                            23,011      10,604

   Cash and equivalents at the beginning of the period          5,267       3,986
                                                             --------   ---------
   Cash and equivalents at the end of the period             $ 28,278   $  14,590
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

          The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                      Three Months Ended     Six Months Ended
                     -------------------   -------------------
                     Oct. 28,   Oct. 29,   Oct. 28,   Oct. 29,
                       2005       2004       2005       2004
                     --------   --------   --------   --------
                                   (in thousands)
Basic                 35,567     35,302     35,494     35,281
Effect of dilutive
   stock options         212        352        218        377
                      ------     ------     ------     ------
Diluted               35,779     35,654     35,712     35,658
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

               The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                         Three Months Ended     Six Months Ended
                                        -------------------   -------------------
                                        Oct. 28,   Oct. 29,   Oct. 28,   Oct. 29,
                                          2005       2004       2005       2004
                                        --------   --------   --------   --------
                                          (in thousands, except per share data)
NET INCOME, AS REPORTED                 $13,156    $10,569    $20,316    $24,805
ADD: Stock-based employee
   compensation cost, net of related
   tax effects, included in reported
   net income                               (62)       178         68        519
DEDUCT: Stock-based employee
   compensation cost, net of related
   tax effects, determined under the
   fair value method for all awards        (531)    (1,426)    (1,602)    (3,644)
                                        -------    -------    -------    -------
NET INCOME, PRO FORMA                   $12,563    $ 9,321    $18,782    $21,680
                                        -------    -------    -------    -------

EARNINGS PER SHARE - BASIC
   As reported                          $  0.37    $  0.30    $  0.57    $  0.70
   Pro forma                            $  0.35    $  0.26    $  0.53    $  0.61

EARNINGS PER SHARE - DILUTED
   As reported                          $  0.37    $  0.30    $  0.57    $  0.70
   Pro forma                            $  0.35    $  0.26    $  0.53    $  0.61

Note: The fiscal 2006 second quarter stock-based employee compensation cost included in reported net income was negative due to significant forfeitures in the quarter.

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

                                         Three Months Ended     Six Months Ended
                                        -------------------   -------------------
                                        Oct. 28,   Oct. 29,   Oct. 28,   Oct. 29,
                                          2005       2004       2005       2004
                                        --------   --------   --------   --------
                                                      (in thousands)
Sales
   Restaurant operations                $332,254   $320,170   $673,286   $589,785
   Food products                          69,875     66,026    134,582    126,185
                                        --------   --------   --------   --------
                                         402,129    386,196    807,868    715,970
  Intersegment sales of food products     (9,766)   (10,176)   (19,865)   (19,335)
                                        --------   --------   --------   --------
      Total                             $392,363   $376,020   $788,003   $696,635
                                        ========   ========   ========   ========
Operating income
   Restaurant operations                $ 18,185   $ 17,380   $ 30,497   $ 41,297
   Food products                           4,403      1,804      6,092        971
                                        --------   --------   --------   --------
      Total                             $ 22,588   $ 19,184   $ 36,589   $ 42,268
                                        ========   ========   ========   ========

5.   Acquisition and Debt Issuance

          On July 7, 2004, the company acquired all of the stock of SWH Corporation (d/b/a Mimi's Cafe) for approximately $106 million in cash, plus the assumption of approximately $79 million in outstanding indebtedness, which was paid in full at the closing of the acquisition.

          In October 2005, the company paid a purchase price adjustment which increased the total cost of the acquisition, and therefore goodwill, by $365,000.

          The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141, Business Combinations, and accordingly, the results of operations of SWH Corporation have been included in the company's consolidated financial statements from the date of acquisition.

          The acquisition was financed through a committed credit facility of approximately $183 million, the proceeds of which were used to purchase all of the outstanding stock of SWH Corporation, repay existing indebtedness of SWH Corporation and pay certain transaction expenses. The credit facility was refinanced on July 28, 2004, through a private placement of $190 million in unsecured senior notes. The maturities of these notes range from 3 to 12 years, with a weighted average interest rate of 4.9%.

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

                              (in thousands)
                      -----------------------------
                       Three Months     Six Months
                          Ended           Ended
                      Oct. 29, 2004   Oct. 29, 2004
                      -------------   -------------
Net sales                $376,020        $747,304
Net income               $ 10,051        $ 24,068

Earnings per share:
   Basic                 $   0.28        $   0.68
   Diluted               $   0.28        $   0.67

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

          In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP FAS 13-1 requires rental costs associated with ground or building operating leases, incurred during a construction period, to be classified as rental expense. The company currently capitalizes such costs as part of buildings and improvements. FSP FAS 13-1 is effective for the fourth quarter of the current fiscal year and is expected to reduce operating income by approximately $300,000 in the fourth quarter.

7.   Income Taxes

          In 2005, the company received an assessment from the State of Ohio related to corporate franchise taxes for fiscal years 1998-2003. The company is petitioning the State of Ohio for a reassessment as the company believes its positions on tax returns filed are correct. However, in the event that the company does not ultimately prevail, management believes that recorded reserves are adequate to meet any future tax-related payments to the State of Ohio.

          On June 30, 2005, the State of Ohio enacted tax legislation, which phases out the Ohio corporate franchise (income) tax and phases in a new gross receipts tax called the Commercial Activity Tax (CAT) over a five-year period. While the corporate franchise (income) tax was generally based on federal taxable income, the CAT is based on current year sales and rentals in Ohio. The effect of these tax changes is not expected to have a material impact on the company's results of operations, financial position or liquidity.

8.   Net Gain on Asset Disposals

          Consolidated and restaurant results for the second quarter of fiscal 2006 include a net pre-tax gain of $3.7 million on the sale of several parcels of real property, including vacant land and closed restaurant locations. The gain is classified as a reduction of selling, general and administrative expenses, and it increased earnings per share, both basic and diluted, by $0.07 for the second quarter and year-to-date.

          The company has traditionally sold real property via like-kind exchanges under Internal Revenue Code Section 1031 whereby gains are not recognized for federal income tax purposes. The company also did not recognize such gains for financial reporting purposes as they were deemed to be immaterial. Due to the significance of the gain in the second quarter, the company re-examined the accounting treatment for the sale of real estate and determined the gain should be recognized for financial reporting purposes. The company plans to recognize all such future gains for financial reporting purposes regardless of materiality and will separately disclose any significant impact.

9.   Assets Held for Sale

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified certain land and building assets as "held for sale" in the Consolidated Balance Sheets. Depreciation of these assets has ceased and no gain or loss has been recorded as it is anticipated that proceeds on sale will exceed the net book value of the assets. The Company believes these assets will be disposed of within the next twelve months.

10.  Reclassifications

          Certain fiscal 2005 amounts have been reclassified to conform to the fiscal 2006 classification.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL OVERVIEW

     As of October 28, 2005, the company owned and operated 683 full-service restaurants, including 588 Bob Evans Restaurants in 20 states and 95 Mimi's Cafe restaurants in 13 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi's Cafe restaurants are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. The company is also a leading producer and distributor of pork sausage and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to grocery stores in the East North Central, mid-Atlantic, Southern and Southwestern United States. Revenue in the food products segment is recognized when products are delivered to the retailer. The company acquired SWH Corporation (d/b/a Mimi's Cafe) ("Mimi's") in the first quarter of fiscal 2005 (see Note 5 of the consolidated financial statements).

     The following table reflects data for the company's second fiscal quarter ended October 28, 2005, compared to the prior year's second fiscal quarter ended October 29, 2004. The consolidated information is derived from the accompanying consolidated statements of income. Also included is data for the company's two industry segments - restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

                             CONSOLIDATED           RESTAURANT         FOOD PRODUCTS
(DOLLARS IN THOUSANDS)         RESULTS               SEGMENT              SEGMENT
----------------------   -------------------   -------------------   -----------------
                            Q2         Q2         Q2         Q2         Q2        Q2
                           2006*      2005       2006*      2005       2006      2005
                         --------   --------   --------   --------   -------   -------
Net sales                $392,363   $376,020   $332,254   $320,170   $60,109   $55,850
Operating income         $ 22,588   $ 19,184   $ 18,185   $ 17,380   $ 4,403   $ 1,804
Cost of sales                29.3%      29.8%      25.5%      25.8%     50.2%     52.6%
Operating wages              36.4%      36.2%      40.8%      40.4%     12.2%     12.7%
Other operating              16.6%      16.6%      18.5%      18.5%      5.9%      5.5%
S,G&A                         7.3%       8.0%       4.8%       5.5%     21.1%     22.4%
Depr. & amort                 4.6%       4.3%       4.9%       4.4%      3.3%      3.6%
                         --------   --------   --------   --------   -------   -------
Operating income              5.8%       5.1%       5.5%       5.4%      7.3%      3.2%

* Consolidated and restaurant results include a special item: $3,735 net pre-tax gain on asset disposals. Excluding the gain, consolidated S,G&A expenses were 8.3% of sales, consolidated operating margin was 4.8% of sales and net income was 2.7% of sales. Restaurant S, G & A expenses were 5.9% of sales and restaurant operating margin was 4.3% without the gain. See Note 8 to the financial statements.

RESTAURANT SEGMENT OVERVIEW

     The ongoing economic and industry-wide factors relevant to the restaurant segment include: competition, same-store sales (defined in the "Sales" section below), labor and fringe benefit expenses, commodity prices, energy prices, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the second quarter of fiscal 2006, the factor having the greatest impact on restaurant segment profitability was lower same-store sales at Bob Evans Restaurants.

     Second quarter 2006 same-store sales at Bob Evans Restaurants decreased 3.1% compared to the corresponding period last year. Management believes that economic pressures on core customers and a lagging economic recovery in the Midwest negatively impacted same-store sales. These factors are discussed further in the detailed sections that follow. However, the end result is that restaurant operating income increased $0.8 million, or 4.6%, in the second quarter of fiscal 2006 compared to a year ago. Furthermore, the segment's operating income margin was 5.5% compared to 5.4% in the same period last year. Excluding the one-time $3.7 million gain on the sale of real estate discussed in
Note 8 to the financial statements, the segment's operating income decreased $2.9 million, or 16.9%, in the second quarter of fiscal 2006 compared to a year ago, and the segment's operating margin was 4.3% compared to 5.4% in the same period.

FOOD PRODUCTS SEGMENT OVERVIEW

     The ongoing economic and industry-wide factors relevant to the food products segment include: hog costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the second quarter of fiscal 2006, the two factors that had the greatest impact on food products segment profitability were strong sales growth and lower hog costs.

     Food products segment net sales increased 7.6% in the second quarter of fiscal 2006 compared to the same period last year. The higher net sales were driven by a 9.9% increase in pounds sold of comparable products (principally sausage and refrigerated side dishes).

     Hog costs represent the majority of food products segment cost of sales, and the volatile nature of hog costs greatly impacts the profitability of the segment. For the second quarter of fiscal 2006, average hog costs decreased 7.6% compared with the quarter a year ago. This decrease in hog costs, as well as better leveraging of costs due to the increase in pounds sold of comparable products, caused cost of sales in the food products segment to decrease to 50.2% of sales in the second quarter this year from 52.6% in the corresponding period last year.

     The increase in net sales, combined with lower hog cost and better leveraging of expenses, resulted in an increase in operating income of $2.6 million compared to the corresponding period last year. Additionally, the food products operating income margin increased to 7.3% of sales in the second quarter versus 3.2% in the second quarter a year ago.

SALES

     Consolidated net sales increased 4.3% to $392.4 million in the second quarter of fiscal 2006 compared to the corresponding quarter last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $12.1 million and $4.3 million, respectively. Restaurant sales accounted for 84.7% of consolidated sales in the second quarter of fiscal 2006. For the six-month period ended October 28, 2005, consolidated net sales increased $91.4 million, or 13.1%, compared to the previous year. Most of this increase was due to the fact that fiscal 2005's sales did not include Mimi's sales until the company acquired Mimi's near the end of the first quarter of fiscal 2005. Based on the pro forma data (provided in Note 5 of the financial statements), the six-month sales increase this year would have been 5.5% compared to the same period a year ago if Mimi's sales were included for all of fiscal 2005.

     Restaurant sales increased $12.1 million, or 3.8%, in the second quarter of fiscal 2006 compared to the corresponding quarter last year. The sales increase was attributed to more restaurants in operation (588 Bob Evans Restaurants and 95 Mimi's restaurants at quarter end versus 578 Bob Evans Restaurants and 84 Mimi's restaurants a year ago), partially offset by a decrease in same-store sales at Bob Evans Restaurants. Bob Evans Restaurants experienced a same-store sales decline of 3.1% in the quarter, which included an average menu price increase of 1.0%. Mimi's restaurants had a same-store sales increase of 1.8% in the quarter, which included an average menu price increase of 1.5%. Same-store sales computations, for a given year, are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.

     Management believes that the dramatic increase in gasoline prices had some effect on the frequency of customer visits at the company's restaurants, particularly Bob Evans Restaurants. Management also believes that sub par economic conditions in the Midwest, where the company operates a majority of its Bob Evans Restaurants, contributed to continued weak sales in those restaurants. These economic conditions have also been particularly difficult for older individuals on fixed incomes, who comprise a large portion of the Bob Evans Restaurant customer base.

     During the second quarter of fiscal 2006, Larry Corbin became the company's Interim Chief Executive Officer and President, and the company intensified its efforts to improve same-store sales at its Bob Evans Restaurants. Management has focused on customer service initiatives while taking steps to better control food and labor costs. Management took a more aggressive approach to underperforming Bob Evans Restaurants by closing 11 such restaurants during the quarter in an effort to improve profitability. Management does not expect as many closings during the remainder of fiscal 2006. A new streamlined menu is being introduced at Bob Evans Restaurants during November 2005, and management is optimistic that this will help drive sales. Management is taking a "back to the basics" approach with its Bob Evans Restaurants by focusing on customer service and by highlighting and improving its higher margin breakfast offerings, which have been their traditional strength. Although Mimi's same-store sales have slowed somewhat, management is very pleased with the overall performance and progress of Mimi's restaurants. Management is also pleased with the strong reception Mimi's restaurants have recently received in new markets.

     The chart below summarizes the restaurant openings and closings during the last six quarters for Bob Evans Restaurants and Mimi's restaurants:

Bob Evans Restaurants:

                 Beginning   Opened   Closed   Ending
                 ---------   ------   ------   ------
Fiscal 2006
   1st quarter      591         6        4       593
   2nd quarter      593         6       11       588

Fiscal 2005
   1st quarter      558        11        2       567
   2nd quarter      567        12        1       578
   3rd quarter      578        10        1       587
   4th quarter      587         4        0       591

Mimi's Restaurants:

                 Beginning   Opened   Closed   Ending
                 ---------   ------   ------   ------
Fiscal 2006
   1st quarter       92        1        0        93
   2nd quarter       93        2        0        95

Fiscal 2005
   1st quarter       81        0        0        81
   2nd quarter       81        3        0        84
   3rd quarter       84        4        0        88
   4th quarter       88        4        0        92

Consolidated Restaurants:

                 Beginning   Opened   Closed   Ending
                 ---------   ------   ------   ------
Fiscal 2006
   1st quarter      683         7        4       686
   2nd quarter      686         8       11       683

Fiscal 2005
   1st quarter      639        11        2       648
   2nd quarter      648        15        1       662
   3rd quarter      662        14        1       675
   4th quarter      675         8        0       683

     In the second quarter of fiscal 2006, six new Bob Evans Restaurants opened and Mimi's opened two restaurants. The company expects to open a total of 20 Bob Evans Restaurants and 12 Mimi's restaurants in fiscal 2006. However, several Mimi's restaurants are scheduled to open in April, and one or two might carry over into next fiscal year. Eleven under-performing Bob Evans Restaurants were closed in the second quarter of fiscal 2006. In the current fiscal year, the company has decreased the growth rate of Bob Evans Restaurants and at the same time accelerated the remodeling and rebuilding programs for existing restaurants.

     Preliminary plans for fiscal 2007 include 15 new Bob Evans Restaurants, 15 to 18 new Mimi's restaurants and the rebuilding of four restaurants (compared to 14 in the current year). These plans are preliminary and subject to change.

     The food products segment experienced a sales increase of $4.3 million, or 7.6%, in the second quarter and $7.9 million, or 7.4%, through six months of fiscal 2006 compared to the corresponding periods a year ago. The sales increase was mostly due to a 9.9% increase in the volume of comparable products sold (principally sausage products and refrigerated side dishes) in the second quarter of fiscal 2006 versus fiscal 2005. Comparable pounds sold is calculated using the same products in both periods and excludes new products.

COST OF SALES

     Consolidated cost of sales (cost of materials) was 29.3% of sales in the company's second quarter and 29.7% through six months of fiscal 2006 compared to 29.8% and 29.6%, respectively, in the corresponding periods a year ago.

     In the second quarter of fiscal 2006, restaurant segment cost of sales (predominantly food cost) was 25.5% of sales (26.1% year-to-date) versus 25.8% of sales (25.2% year-to-date) a year ago. During the second quarter of fiscal 2006, efforts were focused on reducing cost of sales at Bob Evans Restaurants. The improvement in cost of sales is partly due to the focus on breakfast (breakfast items usually have lower food costs than lunch and dinner items) and the fact that the commodity price environment has improved. The year-to-date increase was mainly due to the inclusion of Mimi's cost of sales. Mimi's cost of sales is traditionally higher than Bob Evans Restaurants' cost of sales primarily as a result of a greater portion of sales that are derived from lunch and dinner items as well as a different positioning strategy (similar to casual theme restaurants) than Bob Evans Restaurants.

     The food products segment cost of sales ratio was 50.2% of sales in the second quarter (50.8% year-to-date) compared to 52.6% (54.4% year-to-date) a year ago. The decrease in the food products segment cost of sales ratio was due to lower hog costs, which averaged $45.85 per hundredweight in the second quarter of fiscal 2006 compared to $49.60 per hundredweight in the corresponding period last year - a 7.6% decrease. The company expects that hog costs will average in the mid $40s for the remainder of the fiscal year.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

     Consolidated operating wage and fringe benefit expenses ("operating wages") were 36.4% of sales in the second quarter and 36.9% of sales through six months of fiscal 2006 compared to 36.2% and 35.8% of sales in the corresponding periods last year. The operating wage ratio increased in the restaurant segment and decreased in the food products segment.

     Restaurant operating wages were 40.8% of sales in the second quarter and 41.0% of sales through six months of fiscal 2006 compared to 40.4% and 39.9% of sales in the corresponding periods last year. In the restaurant segment, the increase in operating wages was primarily due to decreased leverage of wages as a result of a decrease in same-store sales at Bob Evans Restaurants in the second quarter (and year-to-date) of 2006.

     In the food products segment, operating wages were 12.2% of sales in the second quarter and 12.5% of sales through six months of fiscal 2006 compared to 12.7% and 13.2% of sales in the corresponding periods last year. The decrease was due to better leveraging of costs as a result of increased sales volume discussed in the "Sales" section above.

OTHER OPERATING EXPENSES

     More than 94% of other operating expenses ("operating expenses") occurred in the restaurant segment in the second quarter and through six months of both fiscal 2006 and fiscal 2005. The most significant components of operating expenses were restaurant advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than federal and state income taxes), rent and credit card processing fees. Consolidated operating expenses remained flat at 16.6% of sales in the second quarter for the current and prior year. Through six months of fiscal 2006, consolidated operating expenses were 16.5% of sales compared to 16.0% of sales in the corresponding period last year. This increase was due mostly to the inclusion of Mimi's results for the full six month period this year. Mimi's restaurants generally have higher operating expenses due to rent expense (nearly all Mimi's locations are leased whereas nearly all Bob Evans locations are owned).

     In the restaurant segment, operating expenses were 18.5% of sales in the second quarter for both fiscal 2006 and 2005. Through six months of fiscal 2006, restaurant operating expenses were 18.4% of sales compared to 17.9% of sales in the corresponding period last year. The year-to-date increase was impacted by the inclusion of Mimi's other operating expenses (particularly rent expense) for the full six month period this year versus part of this period last year.

     In the food products segment, the operating expense ratio increased slightly to 5.9% of sales in the second quarter and 5.7% of sales through six months of fiscal 2006 compared to 5.5% and 5.7% of sales in the corresponding periods last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses ("S, G & A expenses") were 7.3% of sales in the second quarter and 7.7% of sales through six months of fiscal 2006 compared to 8.0% and 8.2% of sales in the corresponding periods last year. The most significant components of S, G & A expenses were wages, fringe benefits and food products segment advertising expenses. The decrease in fiscal 2006 was due mostly to recognizing the $3.7 million gain on the sale of real estate in the second quarter (see Note 8 to the financial statements). Excluding the gain on the sale of real estate, consolidated S, G & A expenses were 8.3% of sales in the second quarter and 8.2% of sales through six months of fiscal 2006 compared to 8.0% and 8.2% of sales in the corresponding periods last year.

TAXES

     The effective combined federal and state income tax rates were 32.6% in the second quarter of fiscal 2006 versus 35.9% in fiscal 2005. The company anticipates the effective tax rate will increase slightly in the remaining quarters of 2006 to approximately 33.0%. The change in the effective tax rate is a result of changing federal and state tax laws and tax credits. The effective tax rate for the entire year of fiscal 2006 is expected to be approximately 33.2%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit are also used for liquidity needs, capital expansion and repurchases of Bob Evans common stock. Bank lines of credit available total $100.0 million, of which $59.6 million was outstanding at October 28, 2005. Draws on the lines of credit are limited by the balance on the company's standby letters-of-credit which totaled $2.7 million at October 28, 2005.

     Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $59.0 million through six months of fiscal 2006 compared to $64.7 million in the corresponding period last year.

     The company believes that the funds needed for capital expenditures and working capital during the remainder of fiscal 2006 will be generated both internally and from available bank lines of credit. Financing alternatives will continue to be evaluated by the company as warranted.

     At October 28, 2005, the company's cash balance was unusually large due to timing issues. Subsequent to the end of the quarter, this cash and additional funds from operations were used to reduce the company's balance on its lines of credit to $40.6 million at November 25, 2005.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts are forward-looking statements and are based on current expectations. Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including, without limitation:

     -    Changing business and/or economic conditions, including energy costs

     -    Competition in the restaurant and food products industries

     - Ability to control restaurant operating costs, which are impacted by market changes in the cost or availability of labor and food, minimum wage and other employment laws, fuel and utility costs and general inflation o Changes in the cost or availability of acceptable new restaurant sites

     - Adverse weather conditions in locations where the company operates its restaurants

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Bob Evans does not currently use derivative financial instruments for speculative or hedging purposes. Bob Evans maintains its cash and cash equivalents in financial instruments with maturities of three months or less when purchased. Additionally, the company has minimal sensitivity to interest rate changes given that only its line of credit arrangements (outstanding balance of $59.6 million at October 28, 2005) have variable rates of interest.

ITEM 4. CONROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     With the participation of the company's management, including Bob Evans' principal executive officer and principal financial officer, the company's management has evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Bob Evans' principal executive officer and principal financial officer have concluded that:

     - information required to be disclosed by Bob Evans in this Quarterly Report on Form 10-Q and other reports that Bob Evans files or submits under the Exchange Act would be accumulated and communicated to Bob Evans' management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

     - information required to be disclosed by Bob Evans in this Quarterly Report on Form 10-Q and other reports that Bob Evans files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     - Bob Evans' disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Bob Evans and its consolidated subsidiaries is made known to them, particularly during the period in which the periodic reports of Bob Evans, including this Quarterly Report on Form 10-Q, are being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Bob Evans Farms, Inc. did not purchase any of its common stock during the six fiscal months ended October 28, 2005. In May 2005, the board of directors authorized a share repurchase program for fiscal 2006. The program authorizes Bob Evans Farms, Inc. to repurchase, through April 28, 2006, up to 2 million shares of its outstanding common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The Annual Meeting of Stockholders of the company (the "Annual Meeting") was held on September 12, 2005. At the Annual Meeting, 35,433,872 common shares were outstanding and entitled to vote; and 30,819,993, or 87.0%, of the outstanding common shares entitled to vote were represented in person or by proxy.

     (b)  Directors elected at the Annual Meeting:

          Daniel A. Fronk
          Cheryl L. Krueger
          G. Robert Lucas

          Directors whose term of office continued after the Annual Meeting:

          Larry C. Corbin          Daniel E. Evans
          Michael J. Gasser        Robert E.H. Rabold
          E.W. (Bill) Ingram III

     (c)  Matters voted upon at the Annual Meeting:

                                       FOR       WITHHELD
                                   ----------   ---------
1) Election of Daniel A. Fronk     24,769,169   6,050,824
2) Election of Cheryl L. Krueger   24,706,136   6,113,857
3) Election of G. Robert Lucas     24,788,744   6,031,249

                                                   FOR      AGAINST   ABSTAIN
                                               ----------   -------   -------
4) Ratification of the selection of Ernst
   & Young, LLP as the company's
   independent registered public accounting
   firm for fiscal 2006.                       30,215,202   538,373    66,418

     (d)  Not Applicable

ITEM 5. OTHER INFORMATION. Not Applicable

ITEM 6. EXHIBITS.

Exhibit No.                      Description                                     Location
-----------                      -----------                                     --------
    10.1      Bob Evans Farms, Inc. Compensation Program for      Incorporated herein by reference to
              Directors Approved September 12, 2005.              Exhibit 10.1 to Bob Evans' Current
                                                                  Report on Form 8-K filed on
                                                                  September 16, 2005. (File No. 0-1667)

    10.2      Letter Agreement, dated September 15, 2005, by      Incorporated herein by reference to
              and between Larry C. Corbin and Bob Evans Farms,    Exhibit 10.2 to Bob Evans' Current
              Inc.                                                Report on Form 8-K filed on
                                                                  September 16, 2005. (File No.
                                                                  0-1667)

    10.3      Agreement, dated as of October 10, 2005, between    Incorporated herein by reference to
              Stewart K. Owens and Bob Evans Farms, Inc.          Exhibit 10.1 to Bob Evans' Current
                                                                  Report on Form 8-K filed on October
                                                                  13, 2005. (File No. 0-1667)

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

December 7, 2005
Date

* Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                INDEX TO EXHIBITS

                          Quarterly Report on Form 10-Q
                             Dated December 7, 2005

                              Bob Evans Farms, Inc.

Exhibit No.                    Description                                  Location
-----------                    -----------                                  -------
    10.1      Bob Evans Farms, Inc. Compensation Program     Incorporated herein by reference to
              for Directors Approved September 12, 2005.     Exhibit 10.1 to Bob Evans' Current
                                                             Report on Form 8-K filed on
                                                             September 16, 2005. (File No. 0-1667)

    10.2      Letter Agreement, dated September 15, 2005,    Incorporated herein by reference to
              by and between Larry C. Corbin and Bob Evans   Exhibit 10.2 to Bob Evans' Current
              Farms, Inc.                                    Report on Form 8-K filed on
                                                             September 16, 2005. (File No.
                                                             0-1667)

    10.3      Agreement, dated as of October 10, 2005,       Incorporated herein by reference to
              between Stewart K. Owens and Bob Evans         Exhibit 10.1 to Bob Evans' Current
              Farms, Inc.                                    Report on Form 8-K filed on October
                                                             13, 2005. (File No. 0-1667)

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