Form 10-Q
period 2006-01-27
EVANS BOB FARMS INC
filed 2006-03-07
CIK 33769

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2006

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

________________________________________________________________________________
              (Former name, former address and formal fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  X    Accelerated filer       Non-accelerated filer
                        ---                     ---                         ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  X
    ---     ---

     As of February 24, 2006, the registrant had issued 42,638,118 common shares, of which 35,854,933 were outstanding.

                              BOB EVANS FARMS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                               (Dollars in thousands)
                                                           ------------------------------
                                                           Jan. 27, 2006   April 29, 2005
                                                           -------------   --------------
                                                              Unaudited        Audited
ASSETS
Current assets
   Cash and equivalents                                      $   26,270      $    5,267
   Accounts receivable                                           18,943          14,707
   Inventories                                                   25,478          24,416
   Deferred income taxes                                         10,623          10,623
   Prepaid expenses                                               2,950           2,226
   Assets held for sale                                          15,705           7,040
                                                             ----------      ----------
         TOTAL CURRENT ASSETS                                    99,969          64,279

Property, plant and equipment                                 1,400,757       1,359,467
   Less accumulated depreciation                                440,014         409,561
                                                             ----------      ----------
         NET PROPERTY, PLANT AND EQUIPMENT                      960,743         949,906

Other assets
   Deposits and other                                             3,038           2,698
   Long-term investments                                         21,032          19,278
   Deferred income taxes                                         33,044          33,044
   Goodwill                                                      57,729          57,364
   Other intangible assets                                       56,802          57,417
                                                             ----------      ----------
         TOTAL OTHER ASSETS                                     171,645         169,801
                                                             ----------      ----------
                                                             $1,232,357      $1,183,986
                                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Line of credit                                            $   33,900      $   43,000
   Current maturities of long-term debt                           4,000           4,000
   Accounts payable                                              21,727          24,422
   Dividends payable                                              4,300           4,249
   Federal and state income taxes                                35,566          21,763
   Accrued wages and related liabilities                         23,893          23,767
   Self insurance                                                20,963          16,340
   Other accrued expenses                                        66,508          51,087
                                                             ----------      ----------
         TOTAL CURRENT LIABILITIES                              210,857         188,628

Long-term liabilities
   Deferred compensation                                         17,355          17,046
   Deferred income taxes                                         99,126          99,126
   Deferred rent                                                 16,570          16,022
   Long-term debt                                               207,333         210,333
                                                             ----------      ----------
         TOTAL LONG-TERM LIABILITIES                            340,384         342,527

Stockholders' equity
   Common stock, $.01 par value; authorized 100,000,000
      shares; issued 42,638,118 shares at Jan. 27, 2006,
      and April 29, 2005                                            426             426
   Preferred stock, authorized 1,200 shares; issued 120
      shares at Jan. 27, 2006, and April 29, 2005                    60              60
   Capital in excess of par value                               147,992         149,593
   Retained earnings                                            654,805         633,372
   Treasury stock, 6,803,983 shares at Jan. 27, 2006,
      and 7,234,365 shares at April 29, 2005, at cost          (122,167)       (130,620)
                                                             ----------      ----------
         TOTAL STOCKHOLDERS' EQUITY                             681,116         652,831
                                                             ----------      ----------
                                                             $1,232,357      $1,183,986
                                                             ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                         (Dollars in thousands, except per share amounts)
                                                  -------------------------------------------------------------
                                                        Three Months Ended              Nine Months Ended
                                                  -----------------------------   -----------------------------
                                                  Jan. 27, 2006   Jan. 28, 2005   Jan. 27, 2006   Jan. 28, 2005
                                                  -------------   -------------   -------------   -------------
NET SALES                                            $399,478        $380,976       $1,187,481      $1,077,611

   Cost of sales                                      121,287         119,305          355,053         325,824
   Operating wage and fringe benefit expenses         142,404         139,969          433,160         389,194
   Other operating expenses                            64,232          62,051          194,389         173,704
   Selling, general and administrative expenses        29,801          30,002           90,394          86,947
   Depreciation and amortization expense               18,142          16,530           54,284          46,555
                                                     --------        --------       ----------      ----------
OPERATING INCOME                                       23,612          13,119           60,201          55,387

   Net interest expense                                 2,771           2,766            8,808           6,337
                                                     --------        --------       ----------      ----------

INCOME BEFORE INCOME TAXES                             20,841          10,353           51,393          49,050

PROVISIONS FOR INCOME TAXES                             6,867           3,717           17,103          17,609
                                                     --------        --------       ----------      ----------

NET INCOME                                           $ 13,974        $  6,636       $   34,290      $   31,441
                                                     ========        ========       ==========      ==========

EARNINGS PER SHARE - BASIC                           $   0.39        $   0.19       $     0.96      $     0.89
                                                     ========        ========       ==========      ==========

EARNINGS PER SHARE - DILUTED                         $   0.39        $   0.19       $     0.96      $     0.88
                                                     ========        ========       ==========      ==========

CASH DIVIDENDS PER SHARE                             $   0.12        $   0.12       $     0.36      $     0.36
                                                     ========        ========       ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                             (Dollars in thousands)
                                                               Nine Months Ended
                                                         -----------------------------
                                                         Jan. 27, 2006   Jan. 28, 2005
                                                         -------------   -------------
OPERATING ACTIVITIES:
   Net income                                              $ 34,290        $  31,441

   Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                          54,284           46,555
      (Gain) loss on sale of assets                          (4,941)             361
      Gain on long-term investments                          (1,000)            (502)
      Deferred compensation                                     309              740
      Compensation expense attributable to stock plans          551              845
      Deferred rent                                             548               --
      Cash provided by (used for) current assets
         and current liabilities:
      Accounts receivable                                    (4,236)          (3,141)
      Inventories                                            (1,062)          (1,654)
      Prepaid expenses                                         (724)            (212)
      Accounts payable                                       (2,695)           1,314
      Federal and state income taxes                         13,803           15,586
      Accrued wages and related liabilities                     126           (4,503)
      Self insurance                                          4,623            2,153
      Other accrued expenses                                 14,746            5,037
                                                           --------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   108,622           94,020

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                (85,834)         (90,692)
   Acquisition of business                                     (365)        (178,893)
   Purchase of long-term investments                           (999)          (1,183)
   Proceeds from sale of property, plant and equipment       17,849            4,521
   Other                                                       (340)             758
                                                           --------        ---------
NET CASH USED IN INVESTING ACTIVITIES                       (69,689)        (265,489)

FINANCING ACTIVITIES:
   Cash dividends paid                                      (12,806)         (12,703)
   Line of credit                                            (9,100)           3,980
   Proceeds from debt issuance                                   --          372,775
   Principal payments on debt                                (3,000)        (185,774)
   Proceeds from issuance of treasury stock                   6,976            1,570
                                                           --------        ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (17,930)         179,848
                                                           --------        ---------

Increase in cash and equivalents                             21,003            8,379

Cash and equivalents at the beginning of the period           5,267            3,986
                                                           --------        ---------
Cash and equivalents at the end of the period              $ 26,270        $  12,365
                                                           ========        =========

    The accompanying notes are an integral part of the financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

1.   Unaudited Financial Statements

          The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. ("Bob Evans") and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the "company") are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the company's Form 10-K filing. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the company's financial position and results of operations have been included. The financial statements are not necessarily indicative of the results of operations for a full fiscal year. Except as described in this Form 10-Q, no significant changes have occurred in the disclosures made in Bob Evans' Form 10-K for the fiscal year ended April 29, 2005 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

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

          The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

                                              (in thousands)
                     -------------------------------------------------------------
                           Three Months Ended              Nine Months Ended
                     -----------------------------   -----------------------------
                     Jan. 27, 2006   Jan. 28, 2005   Jan. 27, 2006   Jan. 28, 2005
                     -------------   -------------   -------------   -------------
Basic                    35,825          35,326          35,604          35,296
Effect of dilutive
   stock options            160             320             201             358
                         ------          ------          ------          ------
Diluted                  35,985          35,646          35,805          35,654
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

          The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                           (in thousands, except per share data)
                               -------------------------------------------------------------
                                     Three Months Ended              Nine Months Ended
                               -----------------------------   -----------------------------
                               Jan. 27, 2006   Jan. 28, 2005   Jan. 27, 2006   Jan. 28, 2005
                               -------------   -------------   -------------   -------------
NET INCOME, AS REPORTED           $13,974         $ 6,636         $34,290         $31,441
ADD: Stock-based employee
compensation cost, net of
related tax effects,
included in reported net
income                                324             178             366             511

DEDUCT: Stock-based employee
compensation cost, net of
related tax effects,
determined under the fair
value method for all awards        (1,083)         (1,289)         (2,658)         (4,747)
                                  -------         -------         -------         -------
NET INCOME, PRO FORMA             $13,215         $ 5,525         $31,998         $27,205
                                  -------         -------         -------         -------

EARNINGS PER SHARE - BASIC
   As reported                    $  0.39         $  0.19         $  0.96         $  0.89
   Pro forma                      $  0.37         $  0.16         $  0.90         $  0.77

EARNINGS PER SHARE - DILUTED
   As reported                    $  0.39         $  0.19         $  0.96         $  0.88
   Pro forma                      $  0.37         $  0.15         $  0.89         $  0.76

          The company will be adopting SFAS 123 (R), Share-Based Payment, beginning with the first quarter of fiscal 2007. Please refer to Note 6 for more information.

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

                                                                 (in thousands)
                                         -------------------------------------------------------------
                                               Three Months Ended              Nine Months Ended
                                         -----------------------------   -----------------------------
                                         Jan. 27, 2006   Jan. 28, 2005   Jan. 27, 2006   Jan. 28, 2005
                                         -------------   -------------   -------------   -------------
Sales
   Restaurant operations                   $329,066        $316,205       $1,002,352      $  905,990
   Food products                             79,661          75,342          214,243         201,527
                                           --------        --------       ----------      ----------
                                            408,727         391,547        1,216,595       1,107,517
   Intersegment sales of food products       (9,249)        (10,571)         (29,114)        (29,906)
                                           --------        --------       ----------      ----------
      Total                                $399,478        $380,976       $1,187,481      $1,077,611
                                           ========        ========       ==========      ==========

Operating income
   Restaurant operations                   $ 18,511        $  9,949       $   49,008      $   51,246
   Food products                              5,101           3,170           11,193           4,141
                                           --------        --------       ----------      ----------
      Total                                $ 23,612        $ 13,119       $   60,201      $   55,387
                                           ========        ========       ==========      ==========

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

          The acquisition was financed through a committed credit facility of approximately $183 million, the proceeds of which were used to purchase all of the outstanding stock of SWH Corporation, repay existing indebtedness of SWH Corporation and pay certain transaction expenses. The credit facility was refinanced on July 28, 2004, through a private placement of $190 million in unsecured senior notes. The maturities of these notes range from 3 to 12 years, with a weighted-average interest rate of 4.9%.

          The following table illustrates the pro-forma impact on certain financial results if the acquisition had occurred at the beginning of fiscal 2005. The pro-forma financial information does not purport to be indicative of the operating results that would have been achieved had the acquisition been consummated at the beginning of fiscal 2005 and should not be construed as representative of future operating results.

(in thousands)

                       Nine Months
                          Ended
                      Jan. 28, 2005
                      -------------
Net sales               $1,128,280
Net income              $   30,186

Earnings per share:
   Basic                $     0.86
   Diluted              $     0.85

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

          In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP No. FAS 13-1 requires rental costs associated with ground or building operating leases, incurred during a construction period, to be classified as rental expense. The company currently capitalizes such costs as part of buildings and improvements. FSP No. FAS 13-1 is effective for the fourth quarter of the current fiscal year and is expected to reduce operating income by approximately $300,000 in the fourth quarter.

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

8.   Net Gain on Asset Disposals and Charge for Restaurant Closings

          Consolidated and restaurant results for fiscal 2006 include a net pre-tax gain of $1.8 million recorded in the third quarter and $5.5 million year-to-date on the sale of several parcels of real property, including vacant land and closed restaurant locations. The gains are classified as a reduction of selling, general and administrative expenses.

          The company has traditionally sold real property via like-kind exchanges under Internal Revenue Code Section 1031 whereby gains are not recognized for federal income tax purposes. Historically the company did not recognize such gains for financial reporting purposes as they were deemed to be immaterial. Due to the significance of the gain in the current fiscal year, the company re-examined the accounting treatment for the sale of real estate and determined the gain should be recognized for financial reporting purposes. The company plans to recognize all such future gains for financial reporting purposes regardless of materiality and will separately disclose any significant impact.

          In the third quarter of fiscal 2006, the company also recorded a charge of $0.6 million related to the closing of the company's eight remaining Owens Restaurants in January 2006.

9.   Assets Held for Sale

          In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the company has classified certain land and building assets as "held for sale" in the Consolidated Balance Sheets. Depreciation of these assets has ceased and no gain or loss has been recorded as it is anticipated that proceeds on sale will exceed the net book value of the assets. The company believes these assets will be disposed of within the next twelve months.

10.  Reclassifications

          Certain fiscal 2005 amounts have been reclassified to conform to the fiscal 2006 classification.

11.  Subsequent Events

          On January 24, 2006, the company announced the closing of its eight remaining Owens Restaurants. On February 10, 2006, the company sold seven of the eight Owens Restaurants, plus two additional properties in Texas. The gain on this transaction will be recorded in the fourth quarter of fiscal 2006.

          On February 23, 2006, SWH Corporation (d/b/a Mimi's Cafe), a wholly owned subsidiary of the company, entered into a memorandum of understanding for the settlement of a class action lawsuit that was filed prior to the company's July 2004 purchase of SWH Corporation. The majority of the settlement payment is recoverable from the sellers of SWH Corporation. Although the charge ultimately to be incurred by the company related to this settlement is still unknown, the company believes the charge will not be material to the financial statements.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL OVERVIEW

     As of January 27, 2006, the company owned and operated 678 full-service restaurants, including 582 Bob Evans Restaurants in 19 states and 96 Mimi's Cafe casual restaurants in 13 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi's Cafes are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. The company is also a leading producer and distributor of pork sausage and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to grocery stores in the East North Central, mid-Atlantic, Southern and Southwestern United States. Revenue in the food products segment is recognized when products are delivered to the retailer. The company acquired SWH Corporation (d/b/a Mimi's Cafe) ("Mimi's") in the first quarter of fiscal 2005 (see Note 5 of the consolidated financial statements).

     The following table reflects data for the company's third fiscal quarter ended January 27, 2006, compared to the prior year's third fiscal quarter ended January 28, 2005. The consolidated information is derived from the accompanying consolidated statements of income. Also included is data for the company's two industry segments - restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

                             CONSOLIDATED           RESTAURANT         FOOD PRODUCTS
                               RESULTS               SEGMENT              SEGMENT
                         -------------------   -------------------   -----------------
                         Q3 2006*    Q3 2005   Q3 2006*    Q3 2005   Q3 2006   Q3 2005
                         --------   --------   --------   --------   -------   -------
(DOLLARS IN THOUSANDS)
Net sales                $399,478   $380,976   $329,066   $316,205   $70,412   $64,771
Operating income         $ 23,612   $ 13,119   $ 18,511   $  9,949   $ 5,101   $ 3,170
Cost of sales                30.4%      31.3%      25.3%      26.5%     53.9%     54.7%
Operating wages              35.6%      36.8%      40.9%      41.8%     11.2%     11.9%
Other operating              16.1%      16.3%      18.5%      18.6%      5.2%      5.3%
S,G&A                         7.5%       7.9%       4.8%       5.4%     19.8%     20.1%
Depr. & amort.                4.5%       4.3%       4.9%       4.6%      2.7%      3.1%
                         --------   --------   --------   --------   -------   -------
Operating income              5.9%       3.4%       5.6%       3.1%      7.2%      4.9%

*    Consolidated and restaurant results include the following special items:
     $1,772 net pre-tax gain on asset disposals in S,G&A and a $628 charge, primarily to operating wages, related to the closing of 8 Owens Restaurants. The net pre-tax gain of the special items is $1,144 in the third quarter. Excluding the special items in the third quarter, results would have been as follows:

          - Cost of sales: $121,149 consolidated; 30.4% of consolidated sales and 25.3% of restaurant sales

          - Operating wages: $141,914 consolidated; 35.5% of consolidated sales and 40.7% of restaurant sales

          - S,G&A: $31,573 consolidated; 7.9% of consolidated sales and 5.3% of restaurant sales

          - Operating income: $22,468 consolidated; 5.6% of consolidated sales and 5.3% of restaurant sales

          -    Net income: $13,206 consolidated; 3.3% of consolidated sales

          -    EPS (basic and diluted) would have been $0.37

RESTAURANT SEGMENT OVERVIEW

     The ongoing economic and industry-wide factors relevant to the restaurant segment include: competition, same-store sales (defined in the "Sales" section below), labor and fringe benefit expenses, commodity prices, energy prices, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the third quarter of fiscal 2006, the factors having the greatest impact on restaurant segment profitability were same-store sales and improved food and labor costs.

     Third quarter 2006 same-store sales decreased 0.4% at Bob Evans Restaurants and increased 0.4% at Mimi's Cafes compared to the corresponding period last year. Although Bob Evans Restaurants experienced a decline in same-store sales for the quarter, the magnitude of the decrease represented a significant improvement over results earlier in the fiscal year. The company attributes some of the improvement to moderate weather conditions in January of 2006 compared to the severe winter weather a year ago.

     Management's focus on controlling food and labor costs had a significant positive impact in the third quarter. Additionally, commodity costs were more favorable when compared to the corresponding period last year. Labor costs improved through effective management of labor hours and modifying hours of operation to better complement customer traffic patterns. These factors are discussed further in the detailed sections that follow. However, the end result is that restaurant operating income increased $8.6 million, or 86.1%, in the third quarter of fiscal 2006 compared to a year ago. Furthermore, the segment's operating income margin was 5.6% compared to 3.1% in the same period last year. Excluding the $1.1 million pre-tax gain from the special items outlined in the earnings table above, the segment's operating income increased $7.4 million, or 74.6%, in the third quarter of fiscal 2006 compared to a year ago, and the segment's operating margin was 5.3%.

     Through nine months of fiscal 2006, the company closed 24 restaurants. These restaurants contributed approximately $28 million in annualized sales and represented approximately $1 million in annualized operating losses.

FOOD PRODUCTS SEGMENT OVERVIEW

     The ongoing economic and industry-wide factors relevant to the food products segment include: hog costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the third quarter of fiscal 2006, the two factors that had the greatest impact on food products segment profitability were strong sales growth and lower hog costs.

     Food products segment net sales increased 8.7% in the third quarter of fiscal 2006 compared to the same period last year. The higher net sales were driven by an 11.6% increase in pounds sold of comparable products (principally sausage and refrigerated side dishes).

     Hog costs represent the majority of food products segment cost of sales, and the volatile nature of hog costs greatly impacts the profitability of the segment. For the third quarter of fiscal 2006, average hog costs decreased 16.9% compared with the quarter a year ago. This decrease in hog costs, as well as better leveraging of costs due to the increase in pounds sold, caused cost of sales in the food products segment to decrease to 53.9% of sales in the third quarter this year from 54.7% in the corresponding period last year.

     The increase in net sales, combined with lower hog costs and better leveraging of expenses, resulted in an increase in operating income of $1.9 million (or 60.9%) compared to the corresponding period last year. Additionally, the food products operating income margin increased to 7.2% of sales in the third quarter versus 4.9% in the third quarter a year ago.

SALES

     Consolidated net sales increased 4.9% to $399.5 million in the third quarter of fiscal 2006 compared to the corresponding quarter last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $12.9 million and $5.6 million, respectively. Restaurant sales accounted for 82.4% of consolidated sales in the third quarter of fiscal 2006. For the nine-month period ended January 27, 2006, consolidated net sales increased $109.9 million, or 10.2%, compared to the previous year. Most of this increase was due to the fact that fiscal 2005 sales did not include Mimi's sales until after the company acquired Mimi's near the end of the first quarter of fiscal 2005. Based on the pro-forma data (provided in Note 5 of the financial statements), the nine-month sales increase this year would have been 5.2% compared to the same period a year ago if Mimi's sales were included for all of fiscal 2005.

     Restaurant sales increased $12.9 million, or 4.1%, in the third quarter of fiscal 2006 compared to the corresponding quarter last year. The sales increase was attributable to more restaurants in operation (582 Bob Evans Restaurants and 96 Mimi's Cafes at quarter end versus 587 Bob Evans Restaurants and 88 Mimi's Cafes a year ago), partially offset by a decrease in same-store sales at Bob Evans Restaurants. Bob Evans Restaurants experienced a same-store sales decline of 0.4% in the third quarter, which included an average menu price increase of 2.4%. Mimi's Cafes had a same-store sales increase of 0.4% in the third quarter, which included an average menu price increase of 2.3%. The 0.4% decrease in same-store sales at Bob Evans Restaurants in the third quarter this year represented the best same-store comparison for Bob Evans Restaurants since the fourth quarter of fiscal 2004. The company attributes some of the improvement to moderate weather conditions in January of 2006 compared to the severe winter weather a year ago. Same-store sales computations, for a given year, are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.

     Management believes that sub par economic conditions in the Midwest, where the company operates a majority of its Bob Evans Restaurants, contributed to continued weak sales in those restaurants. Management also believes that high energy prices had some effect on the frequency of customer visits at the company's restaurants, particularly Bob Evans Restaurants. These economic conditions have also been particularly difficult for older individuals who may be on fixed incomes, who comprise a large portion of the Bob Evans Restaurant customer base.

     In November 2005, a new streamlined menu was introduced at Bob Evans Restaurants. Management is taking a "back to the basics" approach with its Bob Evans Restaurants by focusing on customer service and by highlighting and improving its higher margin breakfast offerings, which have been the company's traditional strength. The company closed nine underperforming restaurants during the third quarter in an effort to improve profitability and has now closed 24 for the fiscal year to date. The company expects the number of closings to be minimal, if any, in the fourth quarter and much lower in fiscal 2007 compared to fiscal 2006.

     Although Mimi's same-store sales have slowed somewhat, management is very pleased with the overall performance and progress of Mimi's Cafes. Management is also pleased with the strong reception that Mimi's Cafes have received in new markets. For the third quarter, Mimi's total net sales were $84.4 million versus $75.6 million a year ago, a 12% increase.

     The chart below summarizes the restaurant openings and closings during the last seven quarters for Bob Evans Restaurants and Mimi's Cafes:

Bob Evans Restaurants:

              Beginning   Opened   Closed   Ending
              ---------   ------   ------   ------
Fiscal 2006
1st quarter      591         6        4       593
2nd quarter      593         6       11       588
3rd quarter      588         3        9       582

Fiscal 2005
1st quarter      558        11        2       567
2nd quarter      567        12        1       578
3rd quarter      578        10        1       587
4th quarter      587         4        0       591

Mimi's Cafes:

              Beginning   Opened   Closed   Ending
              ---------   ------   ------   ------
Fiscal 2006
1st quarter       92         1        0       93
2nd quarter       93         2        0       95
3rd quarter       95         1        0       96

Fiscal 2005
1st quarter       81         0        0       81
2nd quarter       81         3        0       84
3rd quarter       84         4        0       88
4th quarter       88         4        0       92

Consolidated Restaurants:

              Beginning   Opened   Closed   Ending
              ---------   ------   ------   ------
Fiscal 2006
1st quarter      683         7        4       686
2nd quarter      686         8       11       683
3rd quarter      683         4        9       678

Fiscal 2005
1st quarter      639        11        2       648
2nd quarter      648        15        1       662
3rd quarter      662        14        1       675
4th quarter      675         8        0       683

     In the third quarter of fiscal 2006, the company opened three new Bob Evans Restaurants and one Mimi's Cafe. The company expects to open a total of 20 Bob Evans Restaurants and 11 Mimi's Cafes in fiscal 2006. However, several Mimi's Cafes are scheduled to open in April, and one might carry over into the next fiscal year. As noted above, one under-performing Bob Evans Restaurant and the remaining eight Owens Restaurants were closed in the third quarter of fiscal 2006. The company then sold seven of the eight Owens Restaurants plus two additional parcels of real estate in Texas. The gain on this sale will be recorded in the fourth quarter of fiscal 2006. In the current fiscal year, the company has decreased the growth rate of Bob Evans Restaurants and at the same time accelerated the remodeling and rebuilding programs for existing restaurants.

     Preliminary plans for fiscal 2007 include 15 new Bob Evans Restaurants, 16 to 18 new Mimi's Cafes and the rebuilding of four restaurants (compared to 14 in the current year). These plans are preliminary and subject to change.

     The food products segment experienced a sales increase of $5.6 million, or 8.7%, in the third quarter and $13.5 million, or 7.9%, through nine months of fiscal 2006 compared to the corresponding periods a year ago. The sales increases were mostly due to an 11.6% increase in the volume of comparable products sold (principally sausage products and refrigerated side dishes) in the third quarter of fiscal 2006 and 9.3% year-to-date versus the corresponding periods in fiscal 2005. Comparable pounds sold is calculated using the same products in both periods and excludes new products.

COST OF SALES

     Consolidated cost of sales (cost of materials) was 30.4% of sales in the company's third quarter and 29.9% through nine months of fiscal 2006 compared to 31.3% and 30.2%, respectively, in the corresponding periods a year ago.

     In the third quarter of fiscal 2006, restaurant segment cost of sales (predominantly food cost) was 25.3% of sales (25.8% year-to-date) versus 26.5% of sales (25.6% year-to-date) a year ago. During the third quarter of fiscal 2006, efforts were focused on reducing cost of sales at Bob Evans Restaurants. The third quarter improvement in cost of sales is partly due to the focus on breakfast at Bob Evans Restaurants (breakfast items usually have lower food costs than lunch and dinner items), the impact of higher menu prices and the fact that the commodity price environment has improved. The year-to-date increase in restaurant segment cost of sales was mainly due to the inclusion of Mimi's cost of sales for the full nine months in fiscal 2006 but less than seven months last year. Mimi's cost of sales is traditionally higher than Bob Evans Restaurants' cost of sales primarily because a greater portion of sales are derived from lunch and dinner items (which have higher food costs) as well as a different positioning strategy (similar to casual theme restaurants) than Bob Evans Restaurants.

     The food products segment cost of sales ratio was 53.9% of sales in the third quarter (52.0% year-to-date) compared to 54.7% (54.5% year-to-date) a year ago. The decrease in the food products segment cost of sales ratio was due to lower hog costs, which averaged $42.99 per hundredweight in the third quarter of fiscal 2006 compared to $51.73 per hundredweight in the corresponding period last year - a 16.9% decrease. The company believes that hog costs may average around $40.00 per hundredweight for the remainder of the fiscal year.

OPERATING WAGE AND FRINGE BENEFIT EXPENSES

     Consolidated operating wage and fringe benefit expenses ("operating wages") were 35.6% of sales in the third quarter and 36.5% of sales through nine months of fiscal 2006 compared to 36.8% and 36.1% of sales in the corresponding periods last year. The operating wage ratio decreased in both the restaurant segment and in the food products segment.

     Restaurant segment operating wages were 40.9% of sales in the third quarter and 41.0% of sales through nine months of fiscal 2006 compared to 41.8% and 40.5% of sales in the corresponding periods last year. The improvement in the restaurant segment for the third quarter was primarily due to initiatives to reduce labor costs through effective management of labor hours as well as modifying hours of operation to better complement customer traffic patterns.

     In the food products segment, operating wages were 11.2% of sales in the third quarter and 12.0% of sales through nine months of fiscal 2006 compared to 11.9% and 12.7% of sales in the corresponding periods last year. The decrease was due to better leveraging of costs as a result of increased sales volume discussed in the "Sales" section above.

OTHER OPERATING EXPENSES

     More than 94% of other operating expenses ("operating expenses") occurred in the restaurant segment in the third quarter and through nine months of both fiscal 2006 and fiscal 2005. The most significant components of operating expenses were restaurant advertising, utilities, restaurant supplies, repair and maintenance, taxes (other than federal and state income taxes), rent and credit card processing fees. Consolidated other operating expenses were 16.1% of sales in the third quarter and 16.4% of sales through nine months of fiscal 2006 compared to 16.3% and 16.1% of sales in the corresponding periods last year. The third quarter decrease was due mostly to better leveraging of expenses as a result of increased sales. The year-to-date increase was due mostly to the inclusion of Mimi's results for the full nine-month period this year. Mimi's Cafes generally have higher operating expenses due to rent expense (nearly all of Mimi's locations are leased whereas nearly all Bob Evans Restaurant locations are owned).

     In the restaurant segment, operating expenses were 18.5% of sales in the third quarter and 18.4% of sales for year-to-date in fiscal 2006. This compares to 18.6% and 18.1% of sales, respectively, in the corresponding periods a year ago.

     In the food products segment, the operating expense ratio decreased slightly to 5.2% of sales in the third quarter and 5.5% of sales through nine months of fiscal 2006 compared to 5.3% and 5.5% of sales in the corresponding periods last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses ("S, G & A expenses") were 7.5% of sales in the third quarter and 7.6% of sales through nine months of fiscal 2006 compared to 7.9% and 8.1% of sales in the corresponding periods last year. The most significant components of S, G & A expenses were wages, fringe benefits and food products segment advertising expenses. The decrease in fiscal 2006 was due mostly to recognizing the gains on the sale of real estate in fiscal 2006: $1.8 million in the third quarter and $5.5 million year-to-date (see Note 8 to the financial statements). Excluding these gains, consolidated S, G & A expenses were 7.9% of sales in the third quarter and 8.1% of sales through nine months of fiscal 2006 which were both unchanged compared to the corresponding periods last year.

TAXES

     The effective combined federal and state income tax rates were 32.9% in the third quarter of fiscal 2006 versus 35.9% in fiscal 2005. The change in the effective tax rate is a result of changing federal and state tax laws and tax credits. The effective tax rate for the entire year of fiscal 2006 is expected to be approximately 32.0%.

MANAGEMENT'S OUTLOOK

     Management expects food products segment sales to increase approximately 6% in the fourth quarter of fiscal 2006. Fourth quarter hog costs are expected to average approximately $40.00 per hundredweight, which may result in an operating income margin of 8% to 9% in the fourth quarter in the food products segment.

     Management expects fourth quarter interest expense to approximate $2.5 million and capital expenditures for all of fiscal 2006 to be near $110 million. Depreciation and amortization are expected to total approximately $73 million in fiscal 2006.

     As noted in previous filings, the company is not at this time providing overall, nor restaurant related guidance.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Bank lines of credit are also used for liquidity needs, capital expansion and repurchases of Bob Evans common stock. Bank lines of credit available total $100.0 million, of which $33.9 million was outstanding at January 27, 2006. Proceeds from the sale of closed restaurants and other real property, including vacant land, was used to reduce outstanding debt. Draws on the lines of credit are limited by the balance on the company's standby letters-of-credit which totaled $2.7 million at January 27, 2006.

     Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $85.8 million through nine months of fiscal 2006 compared to $90.7 million in the corresponding period last year.

     The company believes that the funds needed for capital expenditures and working capital during the remainder of fiscal 2006 will be generated both internally and from available bank lines of credit. Financing alternatives will continue to be evaluated by the company as warranted.

     At January 27, 2006, the company's cash balance was unusually large due to timing issues. Subsequent to the end of the quarter, this cash and additional funds from real property sales and operations were used to reduce the company's balance on its lines of credit to $17.7 million at February 24, 2006.

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

     On February 23, 2006, SWH Corporation (d/b/a Mimi's Cafe), a wholly owned subsidiary of the company, entered into a memorandum of understanding for the settlement of a class action lawsuit that was filed prior to the company's July 2004 purchase of SWH Corporation. The majority of the settlement payment is recoverable from the sellers of SWH Corporation. Although the charge ultimately to be incurred by the company related to this settlement is still unknown, the company believes the charge will not be material to the financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company does not currently use derivative financial instruments for speculative or hedging purposes. The company maintains its cash and cash equivalents in financial instruments with maturities of three months or less when purchased. Additionally, the company has minimal sensitivity to interest rate changes given that only its line of credit arrangements (outstanding balance of $33.9 million at January 27, 2006) have variable rates of interest.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Bob Evans did not purchase any of its common stock during the nine fiscal months ended January 27, 2006. In May 2005, the board of directors authorized a share repurchase program for fiscal 2006. The program authorizes Bob Evans to repurchase, through April 28, 2006, up to 2 million shares of its outstanding common stock.

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

March 7, 2006
Date

* Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                       INDEX TO EXHIBITS

                 Quarterly Report on Form 10-Q
                      Dated March 7, 2006

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