Form 10-K
period 2006-04-28
EVANS BOB FARMS INC
filed 2006-07-12
CIK 33769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 28, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-1667
Bob Evans Farms, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	31-4421866
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3776 South High Street, Columbus, Ohio	43207
(Address of principal executive offices)	(Zip Code)
(614) 491-2225
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ Yes          ☐ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
☐ Yes           ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes            ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of October 28, 2005, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $777,846,872 based on the closing sale price as reported on the Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 10, 2006

Common Stock, $.01 par value per share	36,268,874 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Registrant’s Annual Report to Stockholders for the year ended April 28, 2006	Parts I and II

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on September 11, 2006	Part III

PART I
In this Annual Report on Form 10-K, we use the terms “Bob Evans,” “the company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries.
The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. Forward looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the risks, assumptions and uncertainties discussed in this Annual Report on Form 10-K under the heading “Item 1A – Risk Factors.” We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all such risk factors. Consequently, no one should consider any such list to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures we make in our filings with the Securities and Exchange Commission should also be consulted.
Item 1. Business.
We are a full-service restaurant company and a leading producer of pork sausage and complementary, homestyle, convenience food items. As of April 28, 2006, we owned and operated 587 Bob Evans Restaurants and 102 Mimi’s Cafés. Through our two restaurant concepts, we offer our customers a unique dining experience by serving a variety of high-quality, reasonably priced breakfast, lunch and dinner items in family-friendly settings. In addition to our restaurant operations, we offer a line of pork sausage, bacon and ham products and approximately 50 complementary, convenience food items through more than 18,700 grocery stores in 35 states.
We were incorporated in Delaware on November 4, 1985. We are the successor by merger to Bob Evans Farms, Inc., an Ohio corporation, incorporated in 1957. We acquired SWH Corporation (d/b/a Mimi’s Café) on July 7, 2004.
Our fiscal year ends on the last Friday in April. References in this Annual Report on Form 10-K to fiscal 2006, fiscal 2005 and fiscal 2004 refer to fiscal years ended April 28, 2006, April 29, 2005 and April 30, 2004, respectively.
Fiscal 2006 net sales were approximately $1.6 billion, up 8.5% from fiscal 2005 (sales increased 4.9% when fiscal 2005 sales are normalized for the acquisition of Mimi’s Café). Net income for fiscal 2006 was $54.8 million, or $1.52 per share on a diluted basis, compared with $37.0 million, or $1.04 per share on a diluted basis, in fiscal 2005.
Fiscal 2006 results included a number of special items. We sold several properties during fiscal 2006, including some closed restaurants, which yielded proceeds of $31 million and resulted in a net pre-tax gain of $8.1 million. We also had pre-tax charges of $3.5 million to write down our investments in income tax credit limited partnerships; approximately $0.9 million for the settlement of a class action lawsuit related to the timing of employee break periods at Mimi’s Cafés located in California; and $0.6 million related to the January 2006 closing of our remaining Owens Restaurants. Finally, we had a $4.7 million favorable adjustment to our tax provision in connection with a settlement and compliance agreement with the State of Ohio related to the determination of corporate franchise taxes for fiscal years 1998 through 2006.
The following table sets forth information regarding revenues, operating profit and identifiable assets of our restaurant business and food products business for each of the last three fiscal years.

	Fiscal Year Ended(1)
	(Dollars in Thousands)
	April 28,	April 29,	April 30,
	2006	2005	2004
Sales:
Restaurant Operations:	$1,335,741	$1,230,301	$984,896
Intersegment Sales of Food Products:	37,382	40,009	35,272
Food Products (excluding intersegment sales):	249,078	229,894	213,101

Operating Income:
Restaurant Operations:	$70,497	$57,710	$95,878
Food Products:	14,860	9,196	17,423

Identifiable Assets:
Restaurant Operations:	$1,068,331	$1,041,386	$749,599
Food Products:	83,699	79,608	76,933

(1)	Fiscal 2006 and fiscal 2005 were comprised of 52 weeks and fiscal 2004 was comprised of 53 weeks.
Restaurant Operations
Our restaurant operations generated net sales of $1.3 billion in fiscal 2006 compared to $1.2 billion in fiscal 2005. For fiscal 2006, Bob Evans Restaurants generated $1.0 billion in net sales, and Mimi’s Café generated $0.3 billion. Operating income from restaurant operations rose 22.2% including special items, on an 8.6% overall sales increase. The profit increase primarily reflected a 30 basis-point improvement in food cost for the year, as well as lower labor costs in the second half of the fiscal year. Same-store sales for our Bob Evans Restaurants decreased 1.6% in fiscal 2006 as compared to a 3.6% decrease during fiscal 2005. Same-store sales for Mimi’s Café increased 1.6% in fiscal 2006 compared to a 4.4% increase in fiscal 2005 (for the period after our acquisition of Mimi’s Café). Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.
Bob Evans Restaurants
Bob Evans Restaurants are founded on quality, homestyle food and friendly service. Our homestyle family restaurants feature a wide variety of “comfort foods” such as Bob Evans Sausage Gravy and Slow-Roasted Turkey Breast. Breakfast is the traditional strength of Bob Evans Restaurants. Breakfast entrées are served all day and feature traditional favorites such as sausage, bacon, eggs and hotcakes, as well as specialty offerings including crepes and stuffed french toast.

Bob Evans Restaurants feature an inviting atmosphere with country-style décor and oak interiors. The atmosphere evokes images of a classic, timeless country home. Most traditional Bob Evans Restaurants range in size from approximately 3,600 to 6,500 square feet while our larger Bob Evans Restaurants & General Stores are approximately 9,800 square feet. The latest evolution of our prototype Bob Evans Restaurant is an approximately 5,400 square-foot building with approximately 155 seats indoors.
Average per-guest checks for fiscal 2006 for breakfast, lunch and dinner were $6.74, $7.28 and $7.73, respectively, for an average of $7.23 for all day parts. Depending on each location’s business patterns, Bob Evans Restaurants are generally open from 6 a.m. or 7 a.m. until 9 p.m. or 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday at some locations. During fiscal 2006, breakfast, lunch and dinner accounted for 32%, 36% and 32%, respectively, of total Bob Evans Restaurant revenue. Sales on Saturday and Sunday accounted for approximately 39% of a typical week’s revenue during fiscal 2006.
We offer retail gifts, food items and other novelties for sale on a limited basis in the Corner Cupboard areas located inside 421 of our traditional Bob Evans Restaurants and on a much larger scale in our seven Bob Evans Restaurants & General Stores. Retail sales accounted for 1.9% of Bob Evans Restaurant sales in fiscal 2006.
Mimi’s Café
Mimi’s Cafés offer a wide selection of freshly prepared, high-quality food in an upbeat and sophisticated atmosphere. The concept combines elements of an upscale casual experience with broad everyday appeal. More than 100 freshly prepared breakfast, lunch and dinner items are featured on the menu. Mimi’s Cafés feature American comfort foods, such as our signature “Famous” Chicken Pot Pie and Pot Roast, as well as a comprehensive selection of ethnic cuisine and seafood favorites, such as Pasta Jambalaya and Hibachi Salmon, and a broad selection of high-quality beer and wine. Mimi’s Cafés complement fine food with excellent service that emphasizes our high standards, core values and attention to detail. We believe that Mimi’s Cafés’ high-quality food, broad menu, exceptional service, unique atmosphere and affordable average check make the concept attractive to a broad demographic range.
Mimi’s Cafés are visually appealing and resemble a French country home with dormer windows, gabled roofs, stone walls and bright awnings. The interior of each restaurant, inspired by New Orleans cafés and European bistros, incorporates a warm base of stone floors, brick walls and rough-hewn beamed ceilings accented by colorful art. Each restaurant contains distinct dining environments that provide our guests with a variety of dining atmospheres, including a casual, New Orleans-themed garden room; a more formal, French bistro-themed room; a winery-themed room, which can be used for private parties; and an outdoor patio. We are able to satisfy a wide range of diners, including business professionals, couples and singles, families with children and empty-nesters.
Most Mimi’s Cafés range in size from 6,000 to 7,000 square feet. The latest evolution of our prototype Mimi’s Café is an approximately 6,500 square-foot building with approximately 200 seats indoors and 25 seats on the patio.

Average per-guest checks for fiscal 2006 for breakfast, lunch and dinner were $8.74, $10.09 and $11.12, respectively, for an average of $10.16 for all day parts. Sales of beer and wine accounted for approximately 3.3% of Mimi’s Cafés’ sales in fiscal 2006. Mimi’s Cafés are generally open from 7 a.m. to 11 p.m., with breakfast being served until 11 a.m. During fiscal 2006, breakfast, lunch and dinner accounted for 20%, 39% and 41%, respectively, of total Mimi’s Café revenue. Sales on Saturday and Sunday accounted for approximately 37% of a typical week’s revenue during fiscal 2006.
We own and operate SWH Custom Foods, an approximately 25,000-square-foot prep kitchen in Fullerton, California, that prepares signature muffin mixes, dressings, sauces and soups for Mimi’s Cafés and third-party restaurants. By producing approximately 40 different items, SWH Custom Foods allows Mimi’s Cafés to maintain a consistent flavor profile and efficiently produce an extensive menu of freshly prepared, high-quality items. We believe that our third-party services validate the quality of SWH Custom Foods’ operations and enable us to profitably drive incremental sales and utilize excess capacity with minimal incremental capital commitment.
Mimi’s Cafés Market Partners
Mimi’s Cafés’ “market partner” program incentivizes multi-unit regional managers to facilitate the initial development (in selected markets) and the ongoing operations (in all markets) of Mimi’s Cafés. The market partner’s role is to ensure that each Mimi’s Café within his or her territory achieves a competitive return on investment through the successful execution of the concept.
Under a version of the market partner program commenced in 2001, each time a market partner opens a new Mimi’s Café, he or she enters into a new five-year employment agreement in exchange for a base salary and the right to make an investment to receive a specific percentage of the cash flows generated from each Mimi’s Café that he or she oversees. We may, under certain conditions, repurchase the market partner’s interest in the restaurants he or she manage. By requiring a level of commitment and by providing the market partner with a significant stake in the success of the Mimi’s Cafés under his or her management, we believe we are able to attract, motivate and retain highly talented and experienced restaurant operators.
In other markets not under the 2001 program, the market partners direct restaurant management in all phases of restaurant operations and receive a competitive base salary and a bonus based on the financial performance of the Mimi’s Cafés they oversee.
We currently have 18 market partners system-wide, and we intend to continue to add new market partners as Mimi’s Café enters new markets and we expand the concept’s growth in existing markets.
Restaurant Locations and Expansion
As of April 28, 2006, Bob Evans Restaurants were located in 19 states, primarily in the Midwest, mid-Atlantic and Southeast, and Mimi’s Cafés were located in 17 states, primarily in California and other western states. The following table sets forth the number, type and location of our restaurants as of the end fiscal 2006.

Restaurants in Operation at April 28, 2006

		Bob Evans
	Bob Evans	Restaurants &		Total
	Restaurants	General Stores	Mimi’s Cafés	Restaurants
Arizona			10	10
Arkansas			1	1
California			52	52
Colorado			7	7
Delaware	7			7
Florida	50		8	58
Georgia			1	1
Illinois	18			18
Indiana	61			61
Kansas	4		2	6
Kentucky	23			23
Maryland	28			28
Michigan	52			52
Mississippi	1			1
Missouri	23	1	2	26
Nebraska			1	1
Nevada			4	4
New Jersey	6			6
New Mexico			1	1
New York	8			8
North Carolina	15			15
Ohio	193	2	1	196
Oklahoma			2	2
Pennsylvania	37	1		38
South Carolina	4	1	1	6
Tennessee	4	1	1	6
Texas			4	4
Utah			4	4
Virginia	18			18
West Virginia	28	1		29
TOTAL	580	7	102	689
We believe that we have to expand our restaurants with a focus on the quality, not just the quantity of openings. Future restaurant growth also depends on the availability of sites at prices that are projected to meet or exceed our desired returns, as well as growth trends in consumer demand for our restaurant concepts.
We typically open new Bob Evans Restaurants in areas where strong consumer awareness and acceptance of our Bob Evans Sausage products have been established over the years. In light of decreasing same-store sales, we slowed the expansion of Bob Evans Restaurants in fiscal 2006 by opening 20 new restaurants, compared to 37 in fiscal 2005. The majority of these new restaurants are located in the concept’s core markets. We will further reduce new openings to approximately 10 in fiscal 2007, as we intensify our efforts to improve the performance of our existing Bob Evans Restaurants.

Mimi’s Café expansion is targeted in convenient, high-traffic areas in new and existing regional markets that support the concept. During fiscal 2006, we opened 10 new Mimi’s Cafés, including six in new markets. Most Mimi’s Cafés that opened in new markets in fiscal 2006 have met or exceeded average sales volume for the concept, which we believe demonstrates the concept’s broad acceptance across the United States. During fiscal 2007, we expect to open approximately 14 new Mimi’s Cafés located in the Southeast, Midwest, Texas and California.
During fiscal 2006, we rebuilt 14 Bob Evans Restaurants and remodeled 34 Bob Evans Restaurants and two Mimi’s Cafés. We believe that rebuilding our older Bob Evans Restaurants increases customer satisfaction and same-store sales. During fiscal 2007, we plan to rebuild four Bob Evans Restaurants and remodel approximately 30 Bob Evans Restaurants and eight to 10 Mimi’s Cafés to various degrees, ranging from major remodels and expansions to minor equipment and decor updates.
Restaurant capital expenditures for fiscal 2006 were $104.5 million, including the cost of new restaurants, restaurant rebuilds and remodeling. We expect restaurant capital expenditures to be lower in fiscal 2007 due to the reduction in the planned number of new Bob Evans Restaurants.
During fiscal 2006, we closed 15 underperforming Bob Evans Restaurants located Illinois (3), Indiana (1), Iowa (1), Maryland (1), Michigan (1), Missouri (1), New York (5), North Carolina (1) and Pennsylvania (1). We also closed our remaining nine Owens Restaurants located in Texas due to their inability to perform to our expectations. We believe these closures strengthened our restaurant portfolio by improving overall returns and freeing up resources for other uses, including paying off short-term debt. We sold a number of properties during fiscal 2006, including some closed restaurants, which yielded proceeds of $31 million, resulting in a net pre-tax gain of $8.1 million.
Carryout Business
During fiscal 2006, carryout business in Bob Evans Restaurants accounted for approximately 6.8% of the concept’s total revenues. To increase carryout business and customer satisfaction, we continue to include an enhanced carryout area in all new Bob Evans Restaurant locations. Dedicated staffing and facilities allow us to better serve carryout customers. While our Bob Evans Restaurants do not offer drive-through service, we are currently testing curb-side carryout at select Bob Evans Restaurants. Carryout at Mimi’s Cafés accounted for 3.8% of the concept’s sales in fiscal 2006. We began testing curbside carryout at Mimi’s Cafés in early fiscal 2007. We plan to expand carryout business at both concepts during fiscal 2007 by enhancing marketing programs to increase consumer awareness.
Purchasing
Our ability to maintain consistent quality of products throughout our restaurants depends upon acquiring food products and related items from reliable sources. All third-party suppliers are required to adhere to strict established product specifications for all food and beverage products sold in our restaurants.
To obtain competitive prices, purchasing employees negotiate directly with our suppliers and use purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. Additionally, we purchase products in bulk for our manufacturing operations and negotiate volume discounts with suppliers.
Bob Evans Restaurants are supplied with food and other inventory items (other than sausage products and related meat items) by three independent distributors once or twice a week. Sausage products and other

Bob Evans meat items are supplied to Bob Evans Restaurants primarily through our driver-salesmen, and to a lesser extent, independent food distributors, depending upon the restaurant location. Most products are shipped to Mimi’s Cafés from one of three central distribution warehouses two times per week. Produce, breads and dairy items are delivered to each Mimi’s Café four to five times per week to ensure freshness.
Mattingly Foods, Inc. (“Mattingly”), which has served as one of our distributors for nearly 40 years, purchases various restaurant supplies, food products and other items from a group of suppliers approved by us and distributes them on a cost-plus basis to a substantial majority of Bob Evans Restaurants. PFG Customized Distribution (“PFG”), a national food distributor, is the primary supplier of food to Mimi’s Cafés. Although Mattingly and PFG furnish products to a substantial number of our restaurants, we believe the products can be readily supplied by other distributors, and we have not experienced any material or continued shortage of the products distributed by Mattingly or PFG.
Competition
The restaurant industry is highly competitive. There are many different segments within the restaurant industry, distinguishable based on the type of food, food quality, service, location, associated price-to-value relationship and overall dining experience. We have positioned our Bob Evans Restaurants in the family dining segment and our Mimi’s Cafés in the upscale family, casual dining segment. The restaurant business is affected by changes in the public’s eating habits and preferences, population trends, traffic patterns, weather conditions, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image, and restaurant locations. Although we believe our restaurant concepts compete favorably with respect to each of these factors, many of our competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources than we do. We also compete with many restaurant operators and other retail establishments for site locations and restaurant employees.
Labor and Fringe Benefit Expense
Labor and fringe benefit expense in our restaurant operations accounted for 40.8% of sales in fiscal 2006 as compared to 40.9% in fiscal 2005. The decrease in 2006 was attributable mainly to effective management of labor hours and modifying hours of operation at our Bob Evans Restaurants to better match customer traffic patterns beginning late in the second quarter of fiscal 2006.
Sources and Availability of Raw Materials
Menu mix in the restaurant business is varied enough that raw materials historically have been readily available. However, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. Cost of sales accounted for approximately 25.6% of restaurant sales in fiscal 2006, compared to 25.9% in fiscal 2005. The improvement in restaurant cost of sales throughout fiscal 2006 was related to decreased reliance on coupons and other value initiatives at Bob Evans Restaurants, a gradual improvement in commodity prices and a renewed focus on lower-cost breakfast items at Bob Evans Restaurants. We anticipate that food costs during fiscal 2007 will be comparable to fiscal 2006 levels.

Marketing
We spent approximately $33 million on marketing our restaurants during fiscal 2006. The majority of the marketing dollars were spent on television, radio, print and outdoor advertising to build and maintain Bob Evans Restaurant brand awareness. The remaining dollars were spent primarily on in-store merchandising/menus, kids’ marketing programs and local-store marketing for both concepts. Value initiatives, including coupons and price promotions, were used extensively during the first quarter of fiscal 2006 to increase trial and frequency in light of lower same-store sales. We cut back on these initiatives significantly during the remainder of fiscal 2006. We expect marketing expense as a percent of sales for fiscal 2007 to be comparable to fiscal 2006 levels. Mimi’s Café relies more heavily on word-of-mouth and local-store marketing rather than other advertising mediums, and we plan to continue this practice in fiscal 2007.
Research and Development
We continuously test new food items to identify new and improved menu offerings to appeal to our customer base and to satisfy changing eating trends. Product development for Bob Evans Restaurants has been concentrated on unique homestyle options, as well as quality enhancements to some of our best-selling items to keep the menu fresh and relevant. During fiscal 2006, we focused our product development efforts for Bob Evans Restaurants on menu simplification and innovative breakfast items, including enhanced three-egg omelets. Mimi’s Café also continues to add new menu items to keep its menu fresh and exciting. During fiscal 2006, Mimi’s Café became one of the first chain restaurants to have a completely trans-fat-free menu. Research and development expenses for our restaurant operations have not been material.
Food Products Operations
We offer a wide variety of fresh, quality, homestyle food products through more than 18,700 grocery stores in 35 states under the brand names Bob Evans, Owens Country Sausage and Country Creek Farm. We believe our food products provide convenient meal solutions that uphold our high-quality standards and unique farm-fresh taste. Our food products include approximately 40 varieties of fresh, smoked and fully cooked pork sausage, hickory-smoked bacon and ham products. We also offer approximately 50 complementary, convenience food items in the refrigerated and frozen areas of grocery stores such as mashed potatoes, macaroni & cheese, and convenient, microwaveable sandwiches and slow-roasted dinners.
For fiscal 2006, our food products business generated net sales of $249.1 million, compared to $229.9 million in fiscal 2005. Operating income from our food products business was $14.9 million in fiscal 2006, compared to $9.2 million in fiscal 2005. Food products sales increased 8.3%, and operating income rose 61.6%, including special items, in fiscal 2006 compared to fiscal 2005. Operating margins benefited as hog costs declined 14.5% in fiscal 2006, following two years of substantial price increases. Additionally, pounds sold of comparable products were up 10% in fiscal 2006, mostly due to strong growth in our refrigerated side dishes.
Foodservice Business
We continue to devote time and effort on sales of our retail products to institutional and foodservice purchasers. Specialty items for our institutional and foodservice customers are made to their specifications and include sausage links and patties, sausage gravy and biscuit sandwiches. Although foodservice sales do not generate margins as high as sales of branded items, they provide us with incremental volume in our production plants. During fiscal 2006, foodservice sales accounted for approximately 8% of our food products pounds sold, compared to 9% in fiscal 2005. Foodservice sales are expected to remain relatively constant in fiscal 2007.
Sources and Availability of Raw Materials
We depend upon the availability of live hogs to produce our pork sausage and ham products. We procure live hogs at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in approximately 16 states and Canada. The live hog market is highly cyclical in terms of the number of hogs available and the current market price. The live hog market is also dependent upon supply and demand for pork products and corn production, because corn is the major food supply for hogs. Hog costs averaged $43.26, $50.60 and $37.99 per hundredweight in fiscal 2006, 2005 and 2004, respectively. The fiscal 2006 average hog cost represented a 14.5% decrease compared to fiscal 2005, and the fiscal 2005 average hog cost represented a 33.2% increase compared to fiscal 2004. We expect hog costs for fiscal 2007 may average near $40.00 per hundredweight, which is closer to our historical average.
We have not experienced any significant or prolonged difficulty in procuring live hogs. We have not traditionally contracted in advance for the purchase of live hogs, although we have done so in limited quantities from time to time and plan to explore contracting further in fiscal 2007.
Production
We produce our retail pork products in our seven processing plants located in Galva, Illinois; Hillsdale, Michigan; Bidwell, Springfield and Xenia, Ohio; and Sulphur Springs and Richardson, Texas. We also operate a distribution center in Springfield, Ohio, which serves as a hub for our direct-store distribution system.
Distribution
Our sausage and other refrigerated Bob Evans brand products are distributed primarily through our direct-store delivery system. Our driver-salesmen, driving company-owned refrigerated trucks, deliver these products directly to more than 5,000 grocery stores. We also distribute our Bob Evans refrigerated and frozen food products through various warehouses and distributors, which makes the products available to approximately 5,100 additional grocery stores. We have a 130-person sales team that is supported by outside brokers and distributors.
We distribute our Owens Country Sausage and Country Creek Farms products to more than 8,600 retail and foodservice customers. Company-owned transport trucks and contract carriers deliver directly to major supermarket chains and foodservice warehouse distribution centers in the marketing area. Also, our 14 Owens driver-salesmen, driving company-owned refrigerated trucks, deliver products directly to foodservice operators and retail grocery stores. We also distribute products to our foodservice customers through food brokers and distributors.
At the end of fiscal 2006, Bob Evans brand products were available for purchase in Delaware, the District of Columbia, Illinois, Indiana, Maryland, Michigan and Ohio as well as portions of Alabama, Connecticut, Florida, Georgia, Kansas, Kentucky, Iowa, Minnesota, Missouri, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Wisconsin. Our Owens Country Sausage and Country Creek Farms brand products were available for purchase in Arizona, Arkansas,

Colorado, Louisiana, Nebraska, New Mexico, Oklahoma and Texas, and portions of Kansas, Mississippi, Missouri, Nevada and Utah.
We are working with retailers to expand distribution of our food products, particularly in Florida, North Carolina and South Carolina. We will continue to explore expansion prospects with retailers to profitably increase points of distribution.
Inventory
Most of our food products are highly perishable and require proper refrigeration. Product shelf life ranges from 18 to 60 days for refrigerated products. Due to the highly perishable nature and shelf life of our food products, our processing plants normally process only enough product to fill existing orders. We maintain minimal inventory levels because we generally manufacture only enough product to meet existing demand.
New Products
During fiscal 2006, we expanded our Bob Evans food products offerings by introducing refrigerated bacon, egg & cheese burritos; brown sugar and honey links; twin packs of the large sausage, egg & cheese biscuits and double farm boys Snackwiches; chicken salad; homestyle baked beans; and Express hickory-smoked bacon. Our refrigerated mashed potatoes and macaroni & cheese side dishes have been well-received and continue to grow as a percentage of our food products volume. Sales continue to build for our microwaveable slow-roasted dinners, including turkey breast, pork roast and beef pot roast.
Competition
The food products business is highly competitive and is affected by changes in the public’s eating habits and preferences, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry are the quality and value of the food products offered, flavor, advertising and name brand awareness. We believe that we compete favorably with respect to each of these factors. Our competitors include well-established national, regional and local producers and wholesalers of similar products, some of whom have substantially greater financial, marketing and other resources than we do. Nonetheless, we believe that sales of our sausage products constitute a significant portion of sales of sausage of comparable price and quality in the majority of our core markets.
Marketing
During the 2006 fiscal year, we spent approximately $8.0 million marketing our food products under the Bob Evans and Owens brand names. Approximately half of this amount was spent on broadcast media programs to build and maintain brand awareness, and the remaining half was spent on other promotional activities.
Seasonality and Quarterly Results
Our restaurant and food products businesses are subject to seasonal fluctuations. Historically, our highest levels of revenue and net income at Bob Evans Restaurants occurred in the first and second quarters of the fiscal year. Many Bob Evans Restaurants are located near major interstate highways and generally experience increased revenue during the summer travel season. Conversely, Mimi’s Café business traditionally tends to be slightly lower in the summer months. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Our food products business is seasonal to the extent that third and fourth quarter sales are typically higher due to increased sales of fresh sausage during the colder months from November through April. We promote sausage products for outdoor grilling in an attempt to create more volume during the summer months. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.
Trademarks and Service Marks
Our registered trademarks and service marks include, among others, the marks “Bob Evans,” “Mimi’s Café,” “Breakfast Savors” and “Lunch Savors” for our restaurant business, “Bob Evans,” “Snackwiches,” “Brunch Bowls” and “Border Breakfasts” for our food products business, “SWH Custom Foods” for our Fullerton, California-based prep kitchen services, and the Bob Evans and Mimi’s Café logos. We pursue a vigorous registration program for our marks with the United States Patent and Trademark Office. In order to better protect our brands, we have also registered our ownership of the Internet domain names “www.bobevans.com” and “www.mimiscafe.com.” We believe that our trademarks, service marks, proprietary recipes and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts and food products. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concepts. It may be difficult for us to prevent others from copying elements of our restaurant concepts and food products, and any litigation to enforce our rights will likely be costly.
Government Regulation
We are subject to numerous federal, state and local laws affecting our businesses. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development and openings of new restaurants or could disrupt the operations of existing restaurants. However, we believe that we are in compliance in all material respects with all relevant governmental regulations, and we have not experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open or operate any restaurant to date.
Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wages, meal and rest breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence and mandated health benefits for all employees, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and food products operations. Various proposals that would require employers to provide health insurance for all of their employees are considered from time to time in Congress and various states. The imposition of any requirement that we provide health insurance to all employees could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

We have a significant number of hourly restaurant employees that receive tip income. We have elected to voluntarily participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or underreported tips.
Our restaurants and production facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related state statutes. The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state laws, when constructing new restaurants and facilities or undertaking significant remodeling of existing restaurants and facilities, we must make them more readily accessible to people with disabilities. We must also make reasonable accommodations for the employment of people with disabilities.
Alcoholic beverage control regulations require each Mimi’s Café to apply to a state authority and, in certain locations, county and municipal authorities for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our Mimi’s Cafés, including the minimum ages of patrons and employees, employee alcoholic beverage training, hours of operation, advertising, wholesale purchasing, inventory control and the handling, storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date.
Mimi’s Cafés located in certain states may be subject to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We train our Mimi’s Café employees on how to serve alcohol and carry liquor liability coverage as part of our existing comprehensive general liability insurance. We have never been named as a defendant in a lawsuit involving “dram-shop” statutes.
As a manufacturer and distributor of food products, we are subject to a number of food safety regulations, including regulations promulgated by the U.S. Department of Agriculture, the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States.
We are subject to federal and state environmental regulations, including various laws concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents. These regulations have not had a material effect on our operations to date. We do not anticipate that compliance with federal, state and local provisions which have been enacted or adopted to regulate the discharge of materials into the environment, or which otherwise relate to the protection of the environment, will have a material effect upon our capital expenditures, earnings or competitive position.
Employees
As of April 28, 2006, we employed approximately 50,810 persons, including 49,600 in our restaurant business and approximately 1,210 persons in our food products business. None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe our working conditions and compensation packages are generally comparable with those offered by our competitors and consider overall relations with our employees to be favorable.

Available Information
Our Internet Web site address is http://www.bobevans.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our Web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
Item 1A. Risk Factors
The risk factors presented below may affect our future operating results, financial position and cash flows. In addition to the risk factors presented below, changes in general economic conditions, consumer tastes and discretionary spending patterns, demographic trends and consumer confidence in the economy, which affect consumer behavior and spending for restaurant dining occasions in general, may have a material impact on us. Our actual results could vary significantly from any results expressed or implied by forward-looking statements depending upon a variety of factors, including, but not limited to, the following risks and uncertainties:
Our failure to achieve and maintain positive same-store sales would likely have a material adverse effect upon our financial condition, results of operation and cash flows.
Same-store sales are a key measure of the financial health of our company as well as individual restaurants. Same-store sales growth may be affected by a number of factors, including:
•	local and national economic conditions affecting consumer spending habits;

•	gasoline prices;

•	customer trends;

•	intense competition in the restaurant business;

•	daily execution;

•	extraordinary events such as weather or natural disasters; and

•	pricing pressure.
Our Bob Evans Restaurants experienced a decline in same-store sales in both fiscal 2005 and fiscal 2006. Also, same-store sales for Mimi’s Café increased only 1.6% in fiscal 2006, compared to a 4.4% increase in fiscal 2005 (for the period after our acquisition of Mimi’s Café). Although the same-stores sales trend for Bob Evans Restaurants began to improve during the fourth quarter of fiscal 2006, we may not see improvements in same-store sales in the future. Our failure to achieve and maintain positive same-store sales for extended periods of time for either of our restaurant concepts would likely have a material adverse effect upon our business, results of operation and financial condition.

A decline in general economic conditions could materially adversely affect our financial results.
Consumer spending habits, including discretionary spending on dining out at restaurants such as ours, are affected by:
•	prevailing economic conditions;

•	energy costs, especially gasoline prices;

•	levels of employment;

•	salaries and wage rates;

•	consumer confidence; and

•	consumer perception of economic conditions.
Continued weakness or uncertainty of the United States economy as a result of reactions to inflation, unemployment, war, terrorist activity or other unforeseen events could materially adversely affect consumer spending habits, which would likely result in lower restaurant sales.
Our success depends on our ability to compete effectively in the restaurant and food products industries.
The restaurant industry is highly competitive and is affected by changes in the public’s eating habits and preferences, population trends, traffic patterns, weather conditions, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image, and restaurant locations. Many of our competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources than we do, which may give them competitive advantages. We also compete with many restaurant operators and other retail establishments for site locations and restaurant employees. As our competitors expand operations in markets where we operate, or may operate in the future, we expect competition to intensify, which could materially adversely affect our financial position or results of operations.
The food products business is also highly competitive and is affected by changes in the public’s eating habits and preferences, as well as by local and national economic conditions affecting consumer spending habits. Key competitive factors in the industry are the quality and value of the food products offered, flavor, advertising and name brand awareness. Our competitors include well-established national, regional and local producers and wholesalers of similar products, many of whom have substantially greater name recognition and financial, marketing and other resources than we do, which may give them competitive advantages.
Our growth strategy depends on opening new restaurants. Our ability to expand our restaurant base is influenced by factors beyond our control, which may further slow restaurant expansion and impair our growth strategy.
We are pursuing a moderate and disciplined growth strategy which, to be successful, will depend in large part on our ability to open new restaurants and to operate these restaurants on a profitable basis. We cannot guarantee that we will be able to achieve our expansion goals or operating results similar to those of our existing restaurants. One of our biggest challenges in meeting our growth objectives will be to locate and secure an adequate supply of suitable new restaurant sites. We have experienced delays in opening some of our restaurants and may experience delays in the future. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:
•	the hiring of qualified personnel;

•	reliance on management to identify available and suitable restaurant sites;

•	competition for restaurant sites;

•	negotiation of favorable purchase or lease terms for restaurant sites;

•	timely development of new restaurants, including the availability of construction materials and labor;

•	management of construction and development costs of new restaurants;

•	securing required governmental approvals and permits in a timely manner, or at all;

•	cost and availability of capital;

•	competition in our markets; and

•	general economic conditions.
In addition, we contemplate entering new markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause the new restaurants to be less successful in these new markets than in our existing markets.
Our growth strategy may strain our management, financial and other resources, especially with respect to Mimi’s Café. For instance, our existing systems and procedures, restaurant management systems, financial controls, information systems, management resources and human resources may be inadequate to support our planned expansion of new restaurants. Also, we may not be able to respond on a timely basis to all of the changing demands that the planned expansion will impose on our infrastructure and other resources.
Our success depends on consumer acceptance of our menu offerings, food products, prices, atmosphere and service procedures.
Our success in creating demand for our restaurant menu offerings and food products is dependent on our ability to continue to accurately predict consumer dining and taste preferences and adapt our menu and food products to trends in food consumption. If customer eating habits change significantly and we are unable to respond with appropriately priced menu offerings and food products, it could materially affect demand for our menu offerings and food products, which would result in lost customers and an adverse impact on our business and results of operations. Our success is also dependent upon our ability to keep the atmosphere of our two restaurant concepts relevant and to provide satisfactory customer service. If we change a restaurant concept or customer service technique, we may lose customers who do not prefer the changed concept or customer service technique, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make the concept profitable.
Our restaurant business is dependent upon satisfactory customer service, and we may have difficulty hiring and retaining a sufficient number of qualified employees to deliver appropriate service.
Our success depends in part upon our ability to attract, train, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers who can meet the high standards necessary to deliver the levels of food quality and service on which our restaurant concepts are based. The short supply of qualified individuals in some areas could strain our restaurant operations, delay new restaurant openings or require us to increase wages to attract desired individuals, which would materially adversely affect our financial position or results of operations. Also, high rates of employee turnover could have a negative impact on food quality and customer service, which would result in an adverse effect on our restaurant business and results of operations.
Because many of our restaurants are concentrated in certain geographic areas, our results of operations could be materially adversely affected by regional economic conditions and events.
The concentration of many of our existing and planned restaurants in particular regions could affect our operating results in a number of ways. For example, our results of operations may be adversely affected by economic conditions in that region, the local labor market and regional competition. Also, adverse publicity relating to our restaurants in a region in which they are concentrated could have a more pronounced adverse effect on our overall revenue than might be the case if our restaurants were more broadly dispersed. A majority of our Bob Evans Restaurants are located in Ohio and other parts of the Midwest, which makes us particularly sensitive to economic conditions, natural disasters and other events in this region. We believe same-store sales at our Bob Evans Restaurants have suffered in part due to the lagging economy in the Midwest. Also, given that 52 of our 102 Mimi’s Cafés are located in California, we are also particularly sensitive to events and developments in that state, such as earthquakes or other natural disasters and energy shortages.
Expanding our restaurant base by opening new restaurants in existing markets could reduce the business of our existing restaurants.
Our growth strategy includes opening restaurants in markets in which we already have existing restaurants. We may be unable to attract enough customers to the new restaurants for them to operate at an acceptable profit. Even if we are able to attract enough customers to the new restaurants to operate them at an acceptable profit, those customers may be former customers of one of our existing restaurants in that market and the opening of new restaurants in the existing market could reduce the revenue of our existing restaurants in that market.
Adverse weather conditions could harm our sales.
Weather, which is unpredictable, can adversely impact sales at our restaurants. Adverse weather conditions, such as snow and ice in the Midwest, that keep customers from dining out result in lost opportunities for our restaurants. Adverse weather conditions may also cause shortages or interruptions in the supply of fresh meat and produce to our restaurants and hamper the distribution of our fresh food products to grocery stores.

The restaurant and food products industries are heavily regulated, and compliance may be more costly than we expect.
The restaurant industry and the food products industry are subject to various federal, state and local laws and regulations. Compliance with these legal requirements may be more costly than we expect. The failure to obtain and/or retain licenses, permits or other regulatory approvals could delay or prevent the opening of a restaurant and/or the continued operation of a particular restaurant or food product manufacturing facility. Our failure to comply with applicable laws and regulations could also result in fines or legal actions that could adversely affect our business, results of operations and financial position. Significant legal and regulatory issues affecting our business include:
•	employment laws, including minimum wage requirements, overtime pay, meal and rest break requirements, health insurance, unemployment tax rates, discrimination laws, workers’ compensation rates and citizenship and immigration requirements;

•	permit requirements for the sale of food and alcoholic beverages;

•	health, safety and fire regulations;

•	zoning, land and environmental regulations;

•	sales tax;

•	food safety regulations governing the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States;

•	laws governing public access and employment for people with disabilities; and

•	state “dram shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
Our business could suffer if we are the subject of negative publicity or litigation regarding allegations of food-related illnesses or other complaints about our operations.
As a restaurant and food products business, we are sometimes the subject of complaints or litigation from consumers alleging illness, injury or other food quality, health or operational concerns. Food-related illnesses may be caused by a variety of food-borne pathogens, such as e-coli or salmonella, and from a variety of illnesses transmitted by restaurant workers, such as hepatitis. As a result, we cannot control all of the potential sources of illness that can be transmitted from food. If any person becomes ill, or alleges becoming ill, as a result of eating our food, we may be liable for damages, be subject to governmental regulatory action and/or receive adverse publicity, regardless of whether the allegations are valid or whether we are liable; all of which could have long-lasting, negative effects on our financial position or results of operations.
Additionally, employee claims against us based on, among other things, discrimination, harassment, wage and hours disputes or wrongful termination may divert our financial and management resources from operation of the business. For example, in fiscal 2006, we took a charge of approximately $0.9 million in connection with the settlement of a class action brought against Mimi’s Café that alleged, among other things, that non-exempt employees were not provided proper meal and rest breaks under California law. A significant increase in the number of these claims or an increase in the number of successful claims could have a material adverse effect on our business, results of operations and financial condition.
Our inability to successfully and sufficiently raise menu and food product prices to offset increased costs could result in a decline in margins.
We utilize price increases for menu offerings and food products to help offset cost increases, including increased costs for wholesale food, raw materials, distribution, minimum wages, employee benefits, construction, fuel, utility, inflation and other costs. Our food products business is particularly sensitive to hog costs. We may not be able to anticipate and react to changing costs by adjusting our purchasing practices and prices to sufficiently account for increased costs. Also, because we offer moderately priced food, we may not be able to, or may choose not to, pass along price increases to our customers which could materially adversely affect our business and results of operations.
We are dependent on timely delivery of fresh ingredients by our suppliers.
Our restaurant operations are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat. The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in weather, supply and demand, the economy and political conditions could adversely affect the cost, availability and quality of our ingredients. If the variety or quality of our food products declines due to the lack or lower quality of our ingredients or due to interruptions in the flow of fresh ingredients and similar factors, customer traffic may decline and negatively affect our sales. We have contracted with a third-party distributor for the delivery of food and other products to a substantial majority of our Bob Evans Restaurants. A different third-party distributor serves as the primary food supplier for our Mimi’s Cafés. If either of these contracts were suddenly and unexpectedly terminated, supply costs could increase and disruptions in distribution could occur during the transition to other third-party distributors. Also, Mimi’s Cafés rely on a single site prep kitchen for preparation of substantially all of the concept’s signature muffin mixes, dressings, sauces and soups. Any temporary or permanent disruption in the operation of this facility would affect the ability of Mimi’s Cafés to serve the full range of menu offerings or require us to obtain these items from alternative sources, which could have a material adverse effect on our results of operations.
The growth of our food products sales and profits is dependent upon our ability to expand into existing and new markets.
The successful growth of our food products business depends on our ability to expand our reach into existing and new markets through both the retention of new customers and the introduction of new products. The expansion of our food products business depends on our ability to obtain and retain large-account customers, such as grocery store chains and warehouse customers, and our ability to enter into long-term contracts with those customers. Our failure to contract with new large-account customers or maintain our contractual relationships with existing large account customers would materially adversely affect our food products business and results of operations.
Health concerns relating to the consumption of beef, chicken, pork and other food products could affect consumer preferences and could negatively impact our results of operations.
Consumer food preferences could be affected by health concerns about the consumption of various types of food, such as beef, chicken and pork. Negative publicity concerning “mad cow” and “foot-and-mouth” disease relating to the consumption of beef and other meat products, “avian flu” related to poultry products and the publication of government, academic or industry findings about health concerns relating to food products served by any of our restaurants could also affect consumer food preferences. These types of health concerns and negative publicity concerning our food products may adversely affect the demand for our food and negatively impact our business and results of operations.
Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a variety of other factors, resulting in a decline in our stock price.
Our quarterly operating results may fluctuate significantly because of several factors, including:
•	fluctuations in food and commodity prices, especially hog costs;

•	the timing of new restaurant openings and related expenses;

•	restaurant operating costs for our newly opened restaurants, which are often materially greater during the first several months of operation than thereafter;

•	labor availability and costs for hourly and management personnel;

•	profitability of our restaurants, especially in new markets;

•	trends in same-store sales;

•	adverse weather conditions;

•	special items, such as property sales;

•	local and national economic conditions, such as gasoline and other energy costs; and

•	changes in consumer preferences and competitive conditions.
Our restaurant and food products businesses are also subject to minor seasonal fluctuations. As a result, our quarterly and annual operating results, same-store sales and comparable food products sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any fiscal year.
Our current insurance loss estimates may not be adequate and, if claims exceed such estimates, our profitability may be materially adversely affected.
We are self-insured for a significant portion of our current exposures related to our workers’ compensation, general liabilities and employee medical insurance programs. Although we base our loss estimates on actuarial data, as well as on our historical trends, we may not be able to accurately predict the number or value of the claims that occur. In the event that our actual liability exceeds our estimate for any given period, our level of profitability could be materially adversely affected.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.
We believe that our trademarks, service marks and other proprietary rights are important to our success and our competitive position. Our primary trademarks, Bob Evans, Mimi’s Café and Owens, are key components of our operating and marketing strategies. We, therefore, devote appropriate resources to the protection of our trademarks and other proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.
We cannot assure you that third parties will not claim that our trademarks or menu offerings infringe upon their proprietary rights. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following provides a brief summary of the location and general character of our principal plants and other physical properties as of April 28, 2006.
We own our principal executive offices located at 3776 S. High St., Columbus, Ohio. We also own a 937-acre farm located in Rio Grande, Ohio, and a 30-acre farm located in Richardson, Texas. The two farm locations support Bob Evans’ and Owens’ heritage and image through educational and tourist activities.
We own 519 of our Bob Evans Restaurants and lease the remaining 68. The majority of our Bob Evans Restaurant leases’ initial terms are 20 years and include options to extend the terms. Leases have been signed for three additional Bob Evans Restaurants and six Mimi’s Cafés to be built during fiscal 2007. We have also purchased parcels for seven additional Bob Evans Restaurants and one additional Mimi’s Café to be opened during fiscal 2007.
The Mimi’s Café corporate office and the Southern California training center are located in Tustin, California, under several office suite leases, all of which expire in May 2009. The SWH Custom Foods prep kitchen is located in Fullerton, California, under a 10-year lease and has two five-year renewal options with the initial term ending in July 2010. The Arizona training center is located in Phoenix under a lease that expires in July 2007. The central Mimi’s Café warehouse is located in Corona, California, under a lease that expires in July 2007. All but three Mimi’s Cafés are leased. The majority of our Mimi’s Café leases’ initial terms are 20 years and include options to extend the terms for up to 15 additional years.
Our food products business has seven sausage-manufacturing plants located in Galva, Illinois; Hillsdale, Michigan; Bidwell, Springfield, and Xenia, Ohio; and Sulphur Springs and Richardson, Texas; and a distribution center in Springfield, Ohio. We own all of these properties. We believe that our manufacturing facilities have adequate capacity to serve their intended purpose at this time and in the foreseeable future.

We own regional food products sales offices in Westland, Michigan, and Tyler, Texas. We lease various other locations throughout our food products marketing territory which serve as regional and divisional sales offices.
Item 3. Legal Proceedings
We are from time to time involved in ordinary and routine litigation, typically involving claims from customers, employees and others related to operational issues common to the restaurant and food manufacturing industries. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.
Not applicable.

Supplemental Item.	Executive Officers of Bob Evans Farms, Inc.
The following table sets forth the executive officers of Bob Evans Farms, Inc. and certain information with respect to each executive officer as of July 10, 2006. The executive officers are appointed by and serve at the pleasure of the Board of Directors of Bob Evans Farms, Inc.

		Principal Occupations for Past
Name	Age	Five Years and Other Information
Russell W. Bendel (1)	52	President, Chief Executive Officer and director of SWH Corporation (d/b/a Mimi’s Café) since April 2004; President and director of SWH Corporation from June 2001 to April 2004; 2 years as an officer

Mary L. Cusick	50	Senior Vice President of Restaurant Marketing since 2005; Senior Vice President of Investor Relations and Corporate Communications from 2000 to 2005; 15 years as an officer

Steven A. Davis (2)	48	Chief Executive Officer since May 1, 2006; President of Long John Silver’s and A&W All-American Food Restaurants (Yum! Brands), from 2002 to 2006; Senior Vice President and General Manager of Pizza Hut, Inc. (Yum! Brands) from 1993 to 2002; officer since May 1, 2006

Mary L. Garceau	33	Vice President, General Counsel and Assistant Secretary since July 10, 2006; Attorney, Vorys, Sater, Seymour and Pease LLP, Partner from 2005 to 2006; Associate 1997 to 2004; officer since July 10, 2006

Joe L. Gillen	55	Senior Vice President of Restaurant Operations since 1993; 17 years as an officer

		Principal Occupations for Past
Name	Age	Five Years and Other Information
Randall L. Hicks	46	Executive Vice President of Restaurant Operations since 2004; Senior Vice President of Restaurant Operations 2003 to 2004; Vice President of Restaurant Operations from 1994 to 2003; 11 years as an officer

James S. Merchant, Jr.	52	Senior Vice President of Restaurant Operations since 2005; Vice President, Regional Director from 1994 to 2005; 11 years as an officer

Donald J. Radkoski	51	Chief Financial Officer, Treasurer and Secretary since 2000; 17 years as an officer

Tod P. Spornhauer	40	Senior Vice President of Finance, Controller, Assistant Treasurer and Assistant Secretary since 2003; Vice President of Finance and Controller from 1998 to 2003; 7 years as an officer

Roger D. Williams	55	Executive Vice President of Food Products Division since 1997; 25 years as an officer

(1)	Pursuant to the terms of the acquisition of SWH Corporation on July 7, 2004, Mr. Bendel and SWH Corporation entered into an employment agreement pursuant to which Mr. Bendel maintained his position as President and Chief Executive Officer of SWH Corporation (d/b/a Mimi’s Café). This employment agreement expired on July 7, 2006.

(2)	In connection with Mr. Davis’ appointment as Chief Executive Officer, Bob Evans Farms, Inc. and Mr. Davis entered into an Employment Agreement, effective May 1, 2006. A summary of Mr. Davis’ Employment Agreement is contained in, and a copy of his Employment Agreement was filed as an exhibit to, the Current Report on Form 8-K filed by Bob Evans Farms, Inc. on May 2, 2006.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
In accordance with General Instruction G(2), the information called for in Item 201(a) through (c) of Regulation S-K is incorporated herein by reference to Note I, Quarterly Financial Data (Unaudited), to the company’s consolidated financial statements located on page 29 of the Bob Evans Farms, Inc. Annual Report to Stockholders for the fiscal year ended April 28, 2006 (the “2006 Annual Report to Stockholders”).
Although the Board of Directors of Bob Evans Farms, Inc. authorized the repurchase of up to 2 million shares of common stock during fiscal 2006, no common stock was repurchased under this program. In May 2006, the Board of Directors authorized the repurchase of up to 2 million shares of common stock during fiscal 2007.

On June 13, 2006, Steven Davis was granted 10,957 shares of Bob Evans Farms, Inc. common stock pursuant to the terms of the Employment Agreement, effective May 1, 2006, between Mr. Davis and Bob Evans Farms, Inc. These shares were not registered under the Securities Act of 1933, as amended (the “Act”), at the time of grant in reliance on the exemption afforded by Section 4(2) of the Act.

Item 6.	Selected Financial Data
In accordance with General Instruction G(2), the financial information for fiscal years 2002 through 2006 contained under the subcaption Consolidated Financial Review, located on page 15 of the 2006 Annual Report to Stockholders, is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In accordance with General Instruction G(2), the information contained under the caption Management’s Discussion and Analysis of Selected Financial Information, located on pages 34 through 43 of the 2006 Annual Report to Stockholders, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As noted in Note A, Summary of Significant Accounting Policies, to our consolidated financial statements, located on pages 20 through 23 of the 2006 Annual Report to Stockholders, we do not use derivative financial instruments for speculative purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased. All outstanding debt at the end of fiscal 2006 was at fixed interest rates.

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements and the independent registered public accounting firm’s report thereon included on pages 15 through 33 of the 2006 Annual Report to Stockholders are incorporated herein by reference.
The Quarterly Financial Data (Unaudited) included in Note I to our consolidated financial statements, located on page 29 of the 2006 Annual Report to Stockholders, is also incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
With the participation of Bob Evans Farms, Inc.’s management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer, Treasurer and Secretary (principal financial officer), Bob Evans Farms, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, Bob Evans Farms, Inc.’s Chief Executive Officer and Chief Financial Officer, Treasurer and Secretary have concluded that:

•	information required to be disclosed by Bob Evans Farms, Inc. in this Annual Report on Form 10-K and the other reports that Bob Evans Farms, Inc. files or submits under the Exchange Act would be accumulated and communicated to Bob Evans Farms, Inc.’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by Bob Evans Farms, Inc. in this Annual Report on Form 10-K and the other reports that Bob Evans Farms, Inc. files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and

•	Bob Evans Farms, Inc.’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to Bob Evans Farms, Inc. and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of Bob Evans Farms, Inc., including this Annual Report on Form 10-K, are being prepared.
Management’s Annual Report on Internal Control Over Financial Reporting
“Management’s Report on Internal Control Over Financial Reporting” located on page 31 of the 2006 Annual Report to Stockholders is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm” on page 32 of the 2006 Annual Report to Stockholders is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
On July 10, 2006, Bob Evans Farms, Inc. entered into a Change in Control Agreement with each of Russell W. Bendel, President, Chief Executive Officer and director of SWH Corporation (d/b/a Mimi’s Café), effective July 1, 2006, and Mary L. Garceau, Vice President, General Counsel and Assistant Secretary, effective July 10, 2006. The terms of each Change in Control Agreement are substantially the same as the change in control agreements Bob Evans Farms, Inc. has entered into with its other executive officers. A description of the material terms of Bob Evans Farms, Inc.’s change in control agreements was included in Bob Evans Farms, Inc.’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2005. A copy of the change in control agreement Bob Evans Farms, Inc. entered into with Donald J. Radkoski, its Chief Financial Officer, Treasurer and Secretary, the form of which is the same as the change in control agreements for all of Bob Evans Farms, Inc.’s executive officers, is filed as Exhibit 10.3 to this Annual Report on Form 10-K.

PART III
Item 10. Directors and Executive Officers of the Registrant
In accordance with General Instruction G(3), the information contained under the captions “PROPOSAL 1: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD AND COMMITTEES OF THE BOARD” under the subcaption “Directors Serving on Boards of Other Public Companies” in Bob Evans Farms, Inc.’s definitive proxy statement relating to the annual meeting of stockholders to be held on September 11, 2006 (the “2006 Proxy Statement”), is incorporated herein by reference. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption “Supplemental Item — Executive Officers of Bob Evans Farms, Inc.” Also, information concerning Bob Evans Farms, Inc.’s Audit Committee and the determination by Bob Evans Farms, Inc.’s Board of Directors that at least one member of the audit committee qualifies as an “audit committee financial expert” is incorporated herein by reference to the 2006 Proxy Statement, under “THE BOARD AND COMMITTEES OF THE BOARD” under the subcaptions “Independence of Directors,” “Committee Membership” and “Audit Committee.”
The Board of Directors of Bob Evans Farms, Inc. has adopted a Code of Conduct that applies to all directors, officers and employees, including its principal executive officer, principal financial officer and controller. The Code of Conduct is available at www.bobevans.com in the “Investors” section under “Corporate Governance.” To receive a copy of the Code of Conduct at no cost, contact the human resources department at (800) 272-7675. Also, any amendments to certain provisions of the Code of Conduct or waivers of such provisions granted to executive officers and directors will be disclosed on the Web site within five business days following the date of such amendment or waiver.

Item 11.	Executive Compensation
In accordance with General Instruction G(3), the information contained under the captions “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” (including the information appearing under the subcaptions “SUMMARY COMPENSATION TABLE,” “Grants of Options,” “OPTION GRANTS IN LAST FISCAL YEAR,” “Option Exercises and Holdings,” “AGGREGATE OPTION EXERCISES IN FISCAL 2006 AND FISCAL YEAR-END OPTION VALUES,” “Change in Control and Severance Arrangements,” “Steven A. Davis Employment Agreement,” “Supplemental Executive Retirement Plan,” “401(k) Plan and Executive Deferral Program,” “Performance Incentive Plan,” “Other Benefits and Compensation” and “Compensation of Directors”) in the 2006 Proxy Statement is incorporated herein by reference. Neither the report of the Compensation Committee of the Bob Evans Farms, Inc. Board of Directors on executive compensation nor the performance graph included in the 2006 Proxy Statement shall be deemed to be incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G(3), the information called for in this Item 12 regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption “STOCK OWNERSHIP” in the 2006 Proxy Statement. The information called for in this Item 12 regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the information under the caption “PROPOSAL 2: APPROVAL OF BOB EVANS FARMS, INC. 2006 EQUITY AND CASH INCENTIVE PLAN” and under the subcaption “Equity Compensation Plan Information” in the 2006 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
No response required.

Item 14.	Principal Accountant Fees and Services
In accordance with General Instruction G(3), the information contained under “PROPOSAL 3: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” under the subcaptions “Preapproval of Services Performed by the Independent Registered Public Accounting Firm” and “Fees of the Independent Registered Public Accounting Firm” in the 2006 Proxy Statement is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

For a list of all financial statements included with this Annual Report on Form 10-K, see the “Index to Financial Statements” at page 31.

(a)(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the “Index to Exhibits” at page 32. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K are denoted in the Index to Exhibits.

(b)	Exhibits

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the “Index to Exhibits” at page 32.

(c)	Financial Statement Schedules

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, Bob Evans Farms, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOB EVANS FARMS, INC.

July 12, 2006	By:	/s/ Donald J. Radkoski

Donald J. Radkoski
Chief Financial Officer, Treasurer
and Secretary (principal financial officer and
principal accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven A. Davis	Chief Executive Officer	July 12, 2006

Steven A. Davis	(principal executive officer)

*	Director	July 12, 2006

Larry C. Corbin

*	Director	July 12, 2006

Daniel E. Evans

*	Director	July 12, 2006

Daniel A. Fronk

Signature	Title	Date

*	Director	July 12, 2006

Michael J. Gasser

*	Director	July 12, 2006

E.W. (Bill) Ingram III

*	Director	July 12, 2006

Cheryl L. Krueger

*	Director	July 12, 2006

G. Robert Lucas

*	Chairman of the Board	July 12, 2006

Robert E.H. Rabold

/s/ Donald J. Radkoski	Chief Financial Officer,
Donald J. Radkoski	Treasurer and Secretary	July 12, 2006
(principal financial officer
and principal accounting
officer)

*	By Donald J. Radkoski pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

/s/ Donald J. Radkoski

Donald J. Radkoski Chief Financial Officer, Treasurer and Secretary

BOB EVANS FARMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED APRIL 28, 2006
INDEX TO FINANCIAL STATEMENTS

Page(s) in 2006
Annual Report to
Description	Stockholders
Consolidated Financial Review for fiscal 2006, 2005, 2004, 2003 and 2002	15

Consolidated Balance Sheets at April 28, 2006 and April 29, 2005	16

Consolidated Statements of Income for the fiscal years ended April 28, 2006, April 29, 2005 and April 30, 2004	17

Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 28, 2006, April 29, 2005 and April 30, 2004	18

Consolidated Statements of Cash Flows for the fiscal years ended April 28, 2006, April 29, 2005 and April 30, 2004	19

Notes to Consolidated Financial Statements	20-30

Management’s Report on Internal Control Over Financial Reporting	31

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	32-33

BOB EVANS FARMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED APRIL 28, 2006
INDEX TO EXHIBITS

Exhibit
Number	Description	Location
2	Stock Purchase Agreement, dated as of June 11, 2004, among SWH Corporation, the Equity Holders of SWH Corporation, Saunders Karp & Megrue, LLC, as representative for the sellers, and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 12, 2004. (File No. 0-1667)

3.1	Certificate of Incorporation of the company (filed with the Delaware Secretary of State on Nov. 4, 1985)	Incorporated herein by reference to Exhibit 3(a) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 1987. (File No. 0-1667)

3.2	Certificate of Amendment of Certificate of Incorporation of the company dated Aug. 26, 1987 (filed with the Delaware Secretary of State on Sept. 4, 1987)	Incorporated herein by reference to Exhibit 3(b) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 28, 1989. (File No. 0-1667)

3.3	Certificate of Adoption of Amendment to Certificate of Incorporation of the company dated Aug. 9, 1993 (filed with the Delaware Secretary of State on Aug. 10, 1993)	Incorporated herein by reference to Exhibit 3(c) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 1994. (File No. 0-1667)

3.4	Restated Certificate of Incorporation of company reflecting amendments through Aug. 10, 1993. Note: filed for purposes of Securities and Exchange Commission reporting compliance only — this document has not been filed with the Delaware Secretary of State	Incorporated herein by reference to Exhibit 3(d) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 1994. (File No. 0-1667)

3.5	Amended and Restated By-Laws	Incorporated herein by reference to Exhibit 3(e) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 28, 2000. (File No. 0-1667)

4.1	Agreement to furnish instruments defining rights of holders of long-term debt	Attached hereto.

Exhibit
Number	Description	Location
4.2	Note Purchase Agreement, dated as of July 28, 2004, by and among Bob Evans Farms, Inc., BEF Holding Co., Inc. and the purchasers of the notes set forth on the signature pages thereto	Incorporated herein by reference to Exhibit 4(a) to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 29, 2004. (File No. 0-1667)

4.3	Subsidiary Guaranty, dated as of July 28, 2004, by Mimi’s Cafe, LLC	Incorporated herein by reference to Exhibit 4(b) to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 29, 2004. (File No. 0-1667)

*10.1	Employment Agreement, effective May 1, 2006, between Steven A. Davis and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 99.2 of Bob Evans Farms, Inc.’s Current Report on Form 8-K filed on May 2, 2006. (File No. 0-1667)

*10.2	Change in Control Agreement, effective May 1, 2006, between Steven A. Davis and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 10.1 of Bob Evans Farms, Inc.’s Current Report on Form 8-K filed on June 20, 2006. (File No. 0-1667)

*10.3	Change in Control Agreement, effective May 1, 2002, between Donald J. Radkoski and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 10(b) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002. (File No. 0-1667)

*10.4	Schedule A to Exhibit 10.3 identifying other substantially identical agreements between Bob Evans Farms, Inc. and certain executive officers of Bob Evans Farms, Inc.	Attached hereto.

*10.5	Bob Evans Farms, Inc. 1991 Incentive Stock Option Plan	Incorporated herein by reference to Exhibit 4(d) to Bob Evans Farms, Inc.’s Registration Statement on Form S-8, filed September 13, 1991. (Registration No. 33-42778)

*10.6	Bob Evans Farms, Inc. 1992 Nonqualified Stock Option Plan (effective for options granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(j) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 1992. (File No. 0-1667)

Exhibit
Number	Description	Location
*10.7	Bob Evans Farms, Inc. Long Term Incentive Plan for Managers (effective for performance awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(k) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 1993. (File No. 0-1667)

*10.8	Bob Evans Farms, Inc. 1994 Long Term Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(n) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 1994. (File No. 0-1667)

*10.9	Bob Evans Farms, Inc. 1998 Supplemental Executive Retirement Plan (effective for awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(l) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 1998. (File No. 0-1667)

*10.10	Bob Evans Farms, Inc. 1998 Stock Option and Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 4(f) to Bob Evans Farms, Inc.’s Registration Statement on Form S-8 filed March 22, 1999. (Registration No. 333-74829)

*10.11	Bob Evans Farms, Inc. Dividend Reinvestment and Stock Purchase Plan	Incorporated herein by reference to Bob Evans Farms, Inc.’s Registration Statement on Form S-3 filed March 19, 1999. (Registration No. 333-74739)

*10.12	Bob Evans Farms, Inc. and Affiliates Executive Deferral Program (effective, as amended, through April 30, 2002)	Incorporated herein by reference to Exhibit 10(k) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 27, 2001. (File No. 0-1667)

*10.13	First Amendment to Bob Evans Farms, Inc. and Affiliates Executive Deferral Program	Incorporated herein by reference to Exhibit 10(l) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 27, 2001. (File No. 0-1667)

*10.14	Bob Evans Farms, Inc. First Amended and Restated 1992 Nonqualified Stock Option Plan (effective for options granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(o) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002. (File No. 0-1667)

*10.15	Bob Evans Farms, Inc. First Amended and Restated 1993 Long Term Incentive Plan for Managers (effective for performance awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(p) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002. (File No. 0-1667)

Exhibit
Number	Description	Location
*10.16	Bob Evans Farms, Inc. First Amended and Restated 1994 Long Term Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(q) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002. (File No. 0-1667)

*10.17	Bob Evans Farms, Inc. and Affiliates 2003 Second Amended and Restated Supplemental Executive Retirement Plan (effective for awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(r) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002. (File No. 0-1667)

*10.18	Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(s) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002. (File No. 0-1667)

*10.19	Bob Evans Farms, Inc. and Affiliates Second Amended and Restated Executive Deferral Program (effective May 1, 2002)	Incorporated herein by reference to Exhibit 10(t) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002. (File No. 0-1667)

*10.20	2005 Amendment to Bob Evans Farms, Inc. and Affiliates Second Amended and Restated Executive Deferral Program	Incorporated herein by reference to Exhibit 10.1 of Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 19, 2005. (File No. 0-1667)

*10.21	Bob Evans Farms, Inc. Compensation Program for Directors (effective May 11, 2004 through May 8, 2005)	Incorporated herein by reference to Exhibit 10(w) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2004. (File No. 0-1667)

*10.22	Bob Evans Farms, Inc. Compensation Program for Directors (effective May 9, 2005)	Incorporated herein by reference to Exhibit 10.1 of Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 13, 2005, and amended July 12, 2005. (File No. 0-1667)

*10.23	Bob Evans Farms, Inc. Compensation Program for Directors Adopted September 12, 2005	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 16, 2005. (File No. 0-1667)

*10.24	Bob Evans Farms, Inc. Compensation Program for Directors Adopted and Effective May 8, 2006	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 11, 2006. (File No. 0-1667)

Exhibit
Number	Description	Location
*10.25	Bob Evans Farms, Inc. 2002 Incentive Growth Plan (effective Sept. 9, 2002)	Incorporated herein by reference to Exhibit 10(w) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 25, 2003. (File No. 0-1667)

*10.26	Employment Agreement, dated as of July 7, 2004, by and between SWH Corporation and Russell W. Bendel	Incorporated herein by reference to Exhibit 10(y) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2004. (File No. 0-1667)

10.27	Escrow Agreement, dated as of July 7, 2004, among Saunders Karp & Megrue LLC, Bob Evans Farms, Inc., Mimi’s Café, LLC and U.S. Bank National Association, as Escrow Agent	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 12, 2004. (File No. 0-1667)

*10.28	Summary of Bob Evans Farms, Inc. Performance Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K/A dated May 13, 2005, as amended July 12, 2005. (File No. 0-1667)

*10.29	Form of Incentive Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2004. (File No. 0-1667)

*10.30	Form of Nonqualfied Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2004. (File No. 0-1667)

*10.31	Form of Restricted Stock Award Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated June 20, 2005. (File No. 0-1667)

*10.32	Letter Agreement, dated September 15, 2005, and effective August 9, 2005, by and between Larry C. Corbin and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 16, 2005. (File No. 0-1667)

*10.33	Agreement, dated as of October 10, 2005, by and between Stewart K. Owens and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed October 13, 2005. (File No. 0-1667)

Exhibit
Number	Description	Location
*10.34	Nonqualified Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006. (File No. 0-1667)

*10.35	Incentive Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006. (File No. 0-1667)

*10.36	Restricted Stock Award Notice and Agreement (Director) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006. (File No. 0-1667)

*10.37	Restricted Stock Award Notice and Agreement (Employee) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006. (File No. 0-1667)

*10.38	Cash Award Notice and Agreement - Performance Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006. (File No. 0-1667)

*10.39	Restricted Stock Award Notice and Agreement — First Amended and Restated 1993 Long Term Incentive Plan for Managers (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006. (File No. 0-1667)

13	Company’s Annual Report to Stockholders for the fiscal year ended April 28, 2006 (Not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)	Attached hereto.

21	Subsidiaries of Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 21 Bob Evans Farms, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 29, 2005. (File No. 0-1667).

23	Consent of Ernst & Young, LLP	Attached hereto.

24	Powers of Attorney of Directors and Executive Officers	Attached hereto.

Exhibit
Number	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Attached hereto.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Attached hereto.

32.1	Section 1350 Certification (Principal Executive Officer)	Attached hereto.

32.2	Section 1350 Certification (Principal Financial Officer)	Attached hereto.

*	Denotes management contract or compensatory plan or agreement.