Form 10-Q
period 2006-07-28
EVANS BOB FARMS INC
filed 2006-09-06
CIK 33769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     July 28, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number      0-1667
Bob Evans Farms, Inc.
(Exact name of registrant as specified in its charter)

Delaware	31-4421866

(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)
3776 South High Street Columbus, Ohio 43207

(Address of principal executive offices)
(Zip Code)
(614) 491-2225

(Registrant’s telephone number, including area code)

(Former name, former address and formal fiscal year, if changed since last report)
          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑                     Accelerated Filer ☐                     Non-Accelerated Filer☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
          As of August 25, 2006, the registrant had issued 42,638,118 common shares, of which 36,435,563 were outstanding.

BOB EVANS FARMS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	July 28, 2006	April 28, 2006
	Unaudited	Audited
ASSETS
Current assets
Cash and equivalents	$17,136	$16,727
Accounts receivable	18,950	16,131
Inventories	27,569	28,058
Deferred income taxes	14,545	14,545
Prepaid expenses	4,196	1,604
Assets held for sale	5,058	5,337

Total current assets	87,454	82,402

Property, plant and equipment	1,431,381	1,418,158
Less accumulated depreciation	467,190	450,441

Net property, plant and equipment	964,191	967,717

Other assets
Deposits and other	2,013	2,776
Long-term investments	17,380	17,857
Deferred income taxes	24,105	24,105
Goodwill	57,729	57,729
Other intangible assets	56,392	56,597

Total other assets	157,619	159,064

	$1,209,264	$1,209,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$34,000	$4,000
Accounts payable	22,231	25,486
Dividends payable	4,372	4,324
Federal and state income taxes	18,313	20,736
Accrued wages and related liabilities	18,752	30,153
Self insurance	21,001	20,116
Other accrued expenses	56,863	54,670

Total current liabilities	175,532	159,485

Long-term liabilities
Deferred compensation	19,038	18,001
Deferred income taxes	102,041	102,041
Deferred rent	19,056	18,867
Long-term debt	175,333	206,333

Total long-term liabilities	315,468	345,242

Stockholders’ equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at July 28, 2006, and April 28, 2006	426	426
Preferred stock, authorized 1,200 shares; issued 120 shares at July 28, 2006, and April 28, 2006	60	60
Capital in excess of par value	147,795	151,164
Retained earnings	679,674	670,962
Treasury stock, 6,205,425 shares at July 28, 2006, and 6,604,967 shares at April 28, 2006, at cost	(109,691)	(118,156)

Total stockholders’ equity	718,264	704,456

	$1,209,264	$1,209,183

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended
	July 28, 2006	July 29, 2005
Net sales	$403,373	$395,640

Cost of sales	114,623	118,731
Operating wage and fringe benefit expenses	148,792	147,918
Other operating expenses	65,892	65,106
Selling, general and administrative expenses	33,778	31,932
Depreciation and amortization expense	18,302	17,952

Operating income	21,986	14,001

Net interest expense	2,483	2,969

Income before income taxes	19,503	11,032

Provision for income taxes	6,417	3,872

Net income	$13,086	$7,160

Earnings per share — basic	$0.36	$0.20

Earnings per share — diluted	$0.36	$0.20

Cash dividends per share	$0.12	$0.12

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(Dollars in thousands)
	Three Months Ended
	July 28, 2006	July 29, 2005
Operating activities:
Net income	$13,086	$7,160

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	18,302	17,952
(Gain) loss on sale of assets	(2,876)	271
(Gain) loss on long-term investments	373	(210)
Deferred compensation	1,037	1,318
Compensation expense attributable to stock plans	2,093	160
Deferred rent	189	296
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(2,819)	568
Inventories	489	339
Prepaid expenses	(2,592)	(1,984)
Accounts payable	(3,255)	(1,778)
Federal and state income taxes	(2,664)	884
Accrued wages and related liabilities	(11,401)	(6,981)
Self insurance	885	113
Other accrued expenses	2,193	1,461

Net cash provided by operating activities	13,040	19,569

Investing activities:
Purchase of property, plant and equipment	(16,712)	(30,493)
Purchase of long-term investments	—	(579)
Proceeds from sale of property, plant and equipment	5,400	2,760
Other	763	145

Net cash used in investing activities	(10,549)	(28,167)

Financing activities:
Cash dividends paid	(4,326)	(4,249)
Line of credit	—	17,500
Principal payments on debt	(1,000)	(1,000)
Proceeds from issuance of treasury stock	3,003	604
Excess tax benefits from stock-based compensation	241	—

Net cash provided by (used in) financing activities	(2,082)	12,855

Increase in cash and equivalents	409	4,257

Cash and equivalents at the beginning of the period	16,727	5,267

Cash and equivalents at the end of the period	$17,136	$9,524

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.	Unaudited Financial Statements

The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “company”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in the company’s Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the company’s financial position and results of operations have been included. The financial statements are not necessarily indicative of the results of operations for a full fiscal year. Except as described in this Form 10-Q, no significant changes have occurred in the disclosures made in Bob Evans’ Form 10-K for the fiscal year ended April 28, 2006 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

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

The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended
	July 28, 2006	July 29, 2005
Basic	36,200	35,421
Effect of dilutive stock options	267	224

Diluted	36,467	35,645

3.	Stock-Based Employee Compensation Plans

The company has equity compensation plans adopted in 1994 and 1998 and a non-qualified stock option plan adopted in 1992, in conjunction with a supplemental executive retirement plan. The 1992 plan provides that the option price shall not be less than 50% of the fair market value of the stock at the date of grant. The 1998 plan provides that the option price for: 1) incentive stock options may not be less than the fair market value of the stock at the grant date and 2) non-qualified stock options shall be determined by the compensation committee of the board of directors. The 1994 plan prohibits option prices less than the fair market value of the stock at the grant date.

The company’s supplemental executive retirement plan (“SERP”) provides retirement benefits to certain key management employees of the company and its subsidiaries. The purpose of the 1992 non-qualified stock option plan discussed earlier is to fund and settle benefit contributions of the company that may arise under the SERP. To the extent that benefits under the SERP are satisfied by grants of non-qualified stock options, it operates as an incentive plan that produces both risk and reward to participants based on future growth in the market value of the company’s common stock. The last grant of stock options under the 1992 plan was in 2003; the company does not intend to grant additional stock options under this plan.

Options granted under the 1992 plan expire five years after the earlier of the date the recipient attains age 65 or dies. Awards can no longer be granted under the 1994 plan, however, outstanding vested options may be exercised for up to 10 years from the date of grant. Options under the 1998 plan may be granted for a period of up to 10 years and exercised upon vesting for up to 10 years from the date of grant.

The company’s long-term incentive plan (“LTIP”), an unfunded plan, provides for the award of shares of the company’s common stock to mid-level managers as incentive compensation to attain growth in the net income of the company, as well as to help attract and retain management personnel. Shares awarded are restricted until certain vesting requirements are met. LTIP participants are entitled to cash dividends and to vote their respective shares including those not yet vested. Restrictions generally limit the sale, pledge or transfer of the shares until the vesting requirements are satisfied.

The company’s performance incentive plan (“PIP”) is designed to align the compensation of executive officers and senior management with the company’s financial and operational performance. The PIP provides for awards of cash, restricted shares and stock options, generally vesting over three years. Restricted shares and stock options are granted under the 1998 plan.

Prior to April 29, 2006, the company accounted for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense for stock options was recognized in the financial statements prior to April 29, 2006, when the exercise price of the options was equal to or greater than the fair market value of the stock at the grant date.

Effective April 29, 2006, the company adopted SFAS No. 123 (R), Share-Based Payment, using the modified-prospective transition method. SFAS No. 123 (R) requires that the company measure the cost of employee services received in exchange for an equity award, such as stock options or restricted stock awards, based on the fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees are subject to immediate expensing in full upon grant. Compensation cost recognized in the first quarter of fiscal 2007 includes: (1) compensation cost for all stock-based awards granted prior to, but not yet vested as of April 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) compensation cost for all stock-based awards granted subsequent to April 28, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 (R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123 (R) on April 29, 2006, the company’s income before income taxes and net income for the first quarter of fiscal 2007 are $737,000 and $495,000 lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. The related recognized tax benefit was $242,000 for the quarter. Basic and diluted earnings per share for the first quarter of fiscal 2007 of $0.36 are $0.02 and $0.01 lower per share, respectively, than if the company had continued to account for stock-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the first quarter of fiscal 2006. For purposes of this pro-forma disclosure, the value of options was estimated using a Black-Scholes-Merton option-pricing model and amortized to expense over the options’ vesting periods.

(in thousands, except
per share data)
Three Months
Ended
July 29, 2005
Net Income, as reported	$7,160

Add: Stock-based employee compensation cost, net of related tax effects, included in reported net income	104

Deduct: Stock-based employee compensation cost, net of related tax effects, determined under the fair value method for all awards	(1,044)

Net Income, Pro forma	$6,220

Earnings Per Share — Basic
As reported	$0.20
Pro forma	$0.18

Earnings Per Share — Diluted
As reported	$0.20
Pro forma	$0.17

The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The company used the same method to value options granted prior to April 29, 2006, for pro forma disclosure purposes. The expected term of options granted is based on the historical exercise behavior of full-term options, and the expected volatility is based on the historical volatility of the company’s common stock. The risk-free rate is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. Both expected volatility and the risk-free rate are based on a period commensurate with the expected option term. The expected dividend yield is based on the current dividend, the current market price of the company’s common stock and historical dividend yields.

The following table presents the weighted-average per share fair value of options granted and the weighted-average assumptions used, based on a Black-Scholes-Merton option-pricing model:

	For shares granted in the three
	months ended
	July 28, 2006	July 29, 2005
Per share fair value of options	$7.56	$6.10
Expected dividend yield	1.80%	2.00%
Expected volatility	29.92%	33.39%
Risk-free rate	4.88%	3.82%
Expected term (in years)	4.5	3.9
The following table summarizes option-related activity for the first quarter of fiscal 2007:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining
	Subject to	Exercise	Contractual	Aggregate Intrinsic
Options	Options	Price	Term	Value
Outstanding, April 28, 2006	2,389,551	$25.06
Granted	53,215	27.38
Exercised	(101,298)	20.77
Canceled or expired	(9,233)	29.33
Outstanding, July 28, 2006	2,332,235	$25.28	6.60	$7,025,634

Vested and expected to vest, July 28, 2006	2,332,235	$25.28	6.60	$7,025,634

Exercisable, July 28, 2006	1,905,680	$25.56	5.96	$5,581,035

As of July 28, 2006, there was $2,274,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.39 years. The total intrinsic value of options exercised during the first quarter of fiscal 2007 and 2006 was $861,000 and $253,000, respectively. Cash received from the exercise of options for the first quarter of fiscal 2007 and 2006 was $2,104,000 and $451,000, respectively. The actual tax benefit realized for the tax deductions from the exercise of options totaled $241,000 and $62,000 for the first quarters of fiscal 2007 and 2006, respectively.

Prior to the adoption of SFAS No. 123 (R), the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $241,000 excess tax benefit classified as a financing cash inflow for the first quarter of fiscal 2007 would have been classified as an operating cash inflow had the company not adopted SFAS No. 123 (R).

In addition to the shares subject to outstanding options, 910,402 shares were available for grant under the company’s equity compensation plans at July 28, 2006.

A summary of the status of the company’s nonvested restricted shares as of July 28, 2006, and changes during the first quarter of fiscal 2007 is presented below:

Restricted Stock		Weighted-Average Grant
Awards	Shares	Date Fair Value
Nonvested, April 28, 2006	148,344	$24.24
Granted	291,285	27.92
Vested	(45,183)	27.64
Forfeited	(4,730)	26.39
Nonvested, July 28, 2006	389,716	$26.57
At July 28, 2006, there was $6,433,000 of unrecognized compensation cost related to nonvested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.67 years. The total fair value of shares that vested during the first quarter of fiscal 2007 and 2006 was $1,294,000 and $217,000, respectively.

4.	Industry Segments

The company’s business includes restaurant operations and the processing and sale of food products. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the consolidated financial statements. Information on the company’s operating segments is summarized as follows:

	(in thousands)
	Three Months Ended
	July 28, 2006	July 29, 2005
Sales
Restaurant Operations	$343,508	$341,032
Food Products	68,247	64,707

	411,755	405,739
Intersegment sales of food products	(8,382)	(10,099)

Total	$403,373	$395,640

Operating Income
Restaurant Operations	$20,168	$12,312
Food Products	1,818	1,689

Total	$21,986	$14,001

5.	Net Gain on Asset Disposals and Charge for Restaurant Closings

Consolidated and restaurant results for the first quarter of fiscal 2007 include a net pre-tax gain of $2.9 million on the sale of several parcels of real property, primarily closed restaurant locations. The gains are classified as a reduction of selling, general and administrative expenses.

6.	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which is effective for fiscal years beginning after December 15, 2006. FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 requires a cumulative effect adjustment to the opening balance sheet of retained earnings for any difference between the net amounts of assets and liabilities previously recognized and those determined under the new guidance for all open tax positions. The company is in the process of evaluating the financial impact of adopting FIN 48.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General Overview
     As of July 28, 2006, the company owned and operated 694 full-service restaurants, including 590 Bob Evans Restaurants in 19 states and 104 Mimi’s Café restaurants in 17 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Café restaurants are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. The company also produces and distributes fresh and fully cooked pork products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to grocery stores in the East North Central, mid-Atlantic, Southern and Southwestern United States. Revenue in the food products segment is recognized when products are delivered to the retailer.
     The following table reflects data for the company’s first fiscal quarter ended July 28, 2006, compared to the prior year’s first fiscal quarter ended July 29, 2005. The consolidated information is derived from the accompanying consolidated statements of income. Also included is data for the company’s two industry segments – restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated		Restaurant		Food Products
(dollars in thousands)	Results		Segment		Segment
	Q1	Q1	Q1	Q1	Q1	Q1
	2007*	2006	2007*	2006	2007	2006
Net sales	$403,373	$395,640	$343,508	$341,032	$59,865	$54,608
Operating income	$21,986	$14,001	$20,168	$12,312	$1,818	$1,689

Cost of sales	28.4%	30.0%	24.7%	26.6%	49.9%	51.4%
Operating wages	36.9%	37.4%	41.1%	41.3%	12.8%	12.9%
Other operating	16.3%	16.5%	18.2%	18.2%	5.7%	5.5%
S,G&A	8.4%	8.1%	5.4%	5.6%	25.3%	23.5%
Depr. & amort.	4.5%	4.5%	4.7%	4.7%	3.3%	3.6%

Operating income	5.5%	3.5%	5.9%	3.6%	3.0%	3.1%

*	Consolidated and restaurant results include a special item of $2,887, a net pre-tax gain on asset disposals.

*	Excluding the special item in the first quarter of 2007, results would have been as follows:

	■	S,G&A: $36.7 million consolidated; 9.1% of consolidated sales and 6.3% of restaurant sales

	■	Operating income: $19.1 million consolidated; 4.7% of consolidated sales and 5.0% of restaurant sales

	■	Net income: $11.1 million consolidated; 2.8% of consolidated sales

	■	EPS basic and diluted would have been $0.31.
Special Items
          Results of operations for the company’s first fiscal quarter ended July 28, 2006, included net pre-tax gains of $2.9 million on the sale of restaurant properties (classified in selling, general and administrative expenses). The special item increased reported net income by approximately $1.9 million, or $0.05 per share (both basic and diluted).
Restaurant Segment Overview
          The ongoing economic and industry-wide factors relevant to the restaurant segment include: competition, same-store sales (defined in the “Sales” section below), labor and fringe benefit expenses, commodity prices, energy prices, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the first quarter of fiscal 2007, the factor that had the greatest negative impact on restaurant segment profitability was weakness in same-store sales (primarily at Bob Evans Restaurants). The factor that had the greatest positive impact on restaurant segment profitability was improved food cost.

          First quarter 2007 same-store sales decreased 3.9% at Bob Evans Restaurants and increased 0.4% at Mimi’s compared to the corresponding period last year. Although Bob Evans Restaurants experienced a decline in same-store sales, restaurant segment operating income increased $7.9 million, or 63.8%, in the first quarter of fiscal 2007 compared to a year ago. Management’s focus on controlling food and labor costs, as well as favorable commodity costs, had a significant positive impact on operating results. Excluding the $2.9 million net pre-tax gain from the special item outlined above, the segment’s operating income increased $5.0 million, or 40.4%, in the first quarter of fiscal 2007 compared to a year ago, and the segment’s operating income margin was 5.0%.
Food Products Segment Overview
     The ongoing economic and industry-wide factors relevant to the food products segment include: hog costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the first quarter of fiscal 2007, the two factors that had the greatest impact on food products segment profitability were strong sales growth and lower hog costs.
          Food products segment net sales increased 9.6% in the first quarter of fiscal 2007 compared to the same period last year. The higher net sales were driven by a 13.3% increase in pounds sold of comparable products (principally sausage and refrigerated potatoes). The sales increase in terms of dollars was less than the increase in terms of pounds due to lower net prices on items sold.
          Hog costs represent the majority of food products segment cost of sales, and the volatile nature of hog costs greatly impacts the profitability of the segment. For the first quarter of fiscal 2007, average hog costs decreased 21.5% compared with the quarter a year ago. This decrease in hog costs caused cost of sales in the food products segment to decrease to 49.9% of sales this year from 51.4% of sales in the corresponding period last year.
          The improved profitability generated by the increase in net sales was largely negated by an increase in selling, general & administrative costs, resulting in an increase in operating income of $129,000 compared to the corresponding period last year.

Sales
          Consolidated net sales increased 2.0% to $403.4 million in the first quarter of fiscal 2007 compared to the corresponding quarter last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $2.5 million and $5.3 million, respectively. Restaurant sales accounted for 85.2% of consolidated sales in the first quarter of fiscal 2007.
          Restaurant sales increased $2.5 million, or 0.7%, in the first quarter of fiscal 2007 compared to the corresponding quarter last year. The sales increase was attributed to more restaurants in operation (694 restaurants at quarter end this year versus 686 restaurants a year ago), partially offset by a decrease in same-store sales at Bob Evans Restaurants. Bob Evans Restaurants experienced a same-store sales decline of 3.9% in the quarter, which included an average menu price increase of 3.0%. Management believes the decline in Bob Evans Restaurant same-store sales is attributable in part to further increases in gasoline prices and slowing in discretionary consumer spending during the quarter. Dinner sales at Bob Evans Restaurants were down significantly during the quarter while breakfast sales were up slightly and lunch sales were down slightly. Mimi’s experienced a same-store-sales increase of 0.4% in the quarter, which included an average menu price increase of 2.5%. Same-store sales computations, for a given year, are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.
          The chart below summarizes the restaurant openings and closings during the last five quarters for Bob Evans Restaurants and Mimi’s:

Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2007
1st quarter	587	4	1	590

Fiscal 2006
1st quarter	591	6	4	593
2nd quarter	593	6	11	588
3rd quarter	588	3	9	582
4th quarter	582	5	0	587
Mimi’s Cafes:

	Beginning	Opened	Closed	Ending
Fiscal 2007
1st quarter	102	2	0	104

Fiscal 2006
1st quarter	92	1	0	93
2nd quarter	93	2	0	95
3rd quarter	95	1	0	96
4th quarter	96	6	0	102
Consolidated Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2007
1st quarter	689	6	1	694

Fiscal 2006
1st quarter	683	7	4	686
2nd quarter	686	8	11	683
3rd quarter	683	4	9	678
4th quarter	678	11	0	689
          In the first quarter of fiscal 2007, 4 new Bob Evans Restaurants opened, compared to 6 in the corresponding period a year ago. Mimi’s opened 2 restaurants in the first quarter of 2007, compared to 1 in the corresponding period a year ago. One Bob Evans Restaurant was closed in the first quarter of fiscal 2007.

The company does not expect to close as many restaurants as the 24 closed during fiscal 2006. For fiscal 2007, the company plans to decrease the growth rate of Bob Evans Restaurants to approximately 10 new locations and rebuild 4 existing restaurants. In addition, the company expects to increase the number of Mimi’s openings to approximately 14 in fiscal 2007.
          The food products segment experienced a sales increase of $5.3 million, or 9.6%, in the first quarter of fiscal 2007 compared to the corresponding period a year ago. The sales increase was mostly due to a 13.3% increase in the volume of comparable products sold (principally sausage products and refrigerated potatoes) in the first quarter of fiscal 2007 versus fiscal 2006. Comparable pounds sold is calculated using the same products in both periods and excludes new products. The effect of the increase in comparable pounds sold was partially offset by an increase in promotional spending of $3.4 million, which is netted against sales. Management expects food products sales to increase between 6% and 7% in fiscal 2007 with a margin near 8%, assuming hog costs average around $40 per hundredweight.
Cost of Sales
          Consolidated cost of sales (cost of materials) was 28.4% of sales in the company’s first quarter of fiscal 2007 compared to 30.0% in the corresponding period a year ago.
          In the first quarter of fiscal 2007, restaurant segment cost of sales (predominantly food cost) decreased to 24.7% of sales from 26.6% in the corresponding period a year ago. The decrease was mainly due to a greater focus on breakfast items, which have a lower cost, at Bob Evans Restaurants, a more favorable commodity price environment and the effect of menu price increases of 3.0% and 2.5% at Bob Evans Restaurants and Mimi’s, respectively, in the first quarter of fiscal 2007.
          The food products segment cost of sales ratio was 49.9% of sales in the first quarter this year compared to 51.4% a year ago. The decrease in the food products segment cost of sales ratio was due to lower hog costs, which averaged $37.31 per hundredweight in the first quarter of fiscal 2007 compared to $47.50 per hundredweight in the corresponding period last year — a 21.5% decrease. The company expects that hog costs will approximate $40 per hundredweight for the remainder of the fiscal year.
Operating Wage and Fringe Benefit Expenses

          Consolidated operating wage and fringe benefit expenses (“operating wages”) were 36.9% of sales in the first quarter of fiscal 2007 compared to 37.4% in the corresponding period a year ago. The operating wage ratio decreased in both the restaurant and food products segments.
          In the restaurant segment, operating wages decreased due to effective management of labor hours and the modification of hours of operation to better match customer traffic patterns. Restaurant operating wages were 41.1% of sales in the first quarter of fiscal 2007 versus 41.3% of sales in the corresponding period a year ago. This represents less of an improvement than the company has seen in some recent quarters, primarily due to the steeper same-store sales declines at Bob Evans Restaurants.
          In the food products segment, operating wages were 12.8% of sales in the first quarter of fiscal 2007 compared to 12.9% of sales in the corresponding period last year. This decrease was due to better leveraging of costs as a result of increased sales volume as discussed in the “Sales” section above.
Other Operating Expenses
          Nearly 95% of other operating expenses (“operating expenses”) occurred in the restaurant segment in the first quarter of both fiscal 2007 and fiscal 2006. The most significant components of operating expenses were utilities, advertising, restaurant supplies, repair and maintenance, rent, taxes (other than federal and state income taxes) and credit card processing fees. Consolidated operating expenses were 16.3% of sales in the first quarter of fiscal 2007 compared to 16.5% of sales in the corresponding period last year.
          In the restaurant segment, operating expenses were 18.2% of sales in the first quarter of both fiscal 2007 and fiscal 2006. The significant fluctuations within the restaurant segment operating expenses included an increase in taxes and utilities offset by a decrease in Bob Evans Restaurants’ advertising and restaurant supplies expense.
          In the food products segment, the operating expense ratio increased slightly to 5.7% of sales in the first quarter of fiscal 2007 from 5.5% of sales in the first quarter of fiscal 2006. The slight increase is mainly due to higher utility and production supplies expense.

Selling, General and Administrative Expenses
          Consolidated selling, general and administrative expenses (“S, G & A expenses”) were 8.4% of sales in the first quarter of fiscal 2007 compared to 8.1% of sales in the corresponding period last year. The most significant components of S, G & A expenses were wages and fringe benefits, food products segment advertising expenses, food products transportation costs and gains on real estate sales. The increase in the first quarter of fiscal 2007 was due mostly to stock compensation expense recognized for the issuance of stock options and other awards under the company’s performance incentive plan (discussed below), as well as an increase in food products transportation costs. The increase was largely offset by gains on the sale of restaurant properties of $2.9 million reflected as a reduction of S, G & A expense in the restaurant segment. Excluding the gains on the sale of real estate, consolidated S, G & A expenses were 9.1% of sales in the first quarter of fiscal 2007.
          The company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payment, in the first quarter of fiscal 2007 (see note 3). The most significant aspect of this accounting pronouncement was the new requirement to expense the fair value of stock option grants. The company significantly reduced the issuance of stock options and implemented a performance incentive plan that predominantly uses restricted stock as the award. The total expense in the first quarter of fiscal 2007 associated with stock options and the new performance incentive plan was $2.5 million. Of this amount, $1.0 million was recorded in the restaurant segment and $1.5 million was recorded in the food products segment. Nearly all of this expense is reflected in S, G & A expense. The company expects the expense associated with stock options and the new performance plan to approximate $1.0 million per quarter for the last three quarters of fiscal 2007.
Taxes
          The combined federal and state income tax rates were 32.9% in the first quarter of fiscal 2007 versus 35.1% a year ago. The company anticipates the annual effective tax rate for all of fiscal 2007 to approximate 32.6%. The expected rate of 32.6% for fiscal 2007 is higher than the fiscal 2006 rate, which was reduced due to the settlement of Ohio tax assessments during the fourth quarter.

Liquidity and Capital Resources
          Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Cash and equivalents totaled $17.1 million at July 28, 2006. Bank lines of credit of $100.0 million are available for liquidity needs, capital expansion and repurchases of Bob Evans common stock; no amounts were outstanding on these lines of credit at July 28, 2006. Draws on the lines of credit are limited by the amount of the company’s standby letters-of-credit which totaled $11.2 million at July 28, 2006.
          Capital expenditures consist of purchases of land for future restaurant sites, new restaurants under construction, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $16.7 million in the first quarter of fiscal 2007 compared to $30.5 million in the corresponding period last year. For fiscal 2007, the company plans to decrease the growth rate of Bob Evans Restaurants to approximately 10 new locations and increase the number of Mimi’s openings to approximately 14 new locations, resulting in less funds needed for capital expenditures. Capital spending is now projected at $87.0 million, with approximately $9.0 million allocated to the food products segment and the balance to the restaurant segment.
          The company believes that the funds needed for capital expenditures and working capital during the remainder of fiscal 2007 will be generated both internally and from available bank lines of credit. Financing alternatives will continue to be evaluated by the company as warranted.
Recent Accounting Pronouncements
          Prior to April 29, 2006, the company accounted for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense for stock options was recognized in the financial statements prior to April 29, 2006, when the exercise price of the options was equal to or greater than the fair market value of the stock at the grant date. Effective April 29, 2006, the company adopted SFAS No. 123 (R), Share-Based Payment, using the modified-prospective transition method. Accordingly, compensation cost recognized in the first quarter of fiscal 2007 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of April 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) compensation cost for all share-based payments granted subsequent to April 29, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 (R). Results for prior periods have not been restated.
          The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The company used the same method to value options granted prior to April 29, 2006, for pro forma disclosure purposes. The expected term of options granted is based on the historical exercise behavior of full-term options, and the expected volatility is based on the historical volatility of the company’s common stock. The risk-free rate is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. Both expected volatility and the risk-free rate are based on a period commensurate with the expected option term. The expected dividend yield is based on the current dividend, the current market price of the company’s common stock and historical dividend yields.
          As a result of adopting SFAS No. 123 (R) on April 29, 2006, the company’s income before income taxes and net income for the first quarter of fiscal 2007 are $737,000 and $495,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the first quarter of fiscal 2007 of $0.36 are $0.02 and $0.01 lower per share, respectively, than if the company had continued to account for share-based compensation under APB Opinion No. 25.
          As of July 28, 2006, there was unrecognized compensation cost related to nonvested stock options and nonvested restricted shares of $2,274,000 and $6,433,000, respectively, expected to be recognized over a weighted-average period of 1.39 years and 3.67 years, respectively.
          In anticipation of the adoption of SFAS No. 123 (R), the company adjusted the mix of employee share-based compensation by significantly reducing the number of stock options awarded and instead shifting to more restricted stock awards and cash-based compensation.

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements in this report that are not historical facts are forward-looking statements. Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including, without limitation:
•	the failure to achieve and maintain positive same-store sales;

•	a decline in general economic conditions;

•	competition in the restaurant and food products industries;

•	the company’s ability to expand its restaurant base;

•	consumer acceptance of changes in menu, food products, prices, atmosphere and service procedures;

•	the company’s ability to hire and retain a sufficient number of qualified employees;

•	market concentration;

•	adverse weather conditions;

•	government regulation;

•	allegations related to food-related illnesses and health concerns regarding certain food products;

•	margin sensitivity;

•	consumer acceptance of the company’s restaurant concepts and food products in new markets;

•	fluctuations in quarterly operating results;

•	the adequacy of insurance loss estimates and reserves; and

•	protection of our trademarks and other intellectual property rights.
These risks are discussed more fully under the heading “Risk Factors” in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006. It is impossible to predict or identify all such risk factors. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. There is also the risk that the company may incorrectly analyze these risks or that the strategies developed by the company to address them will be unsuccessful. Forward-looking statements speak only as of the date on which they are made, and the company undertakes no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures in the company’s filings with the Securities and Exchange Commission should also be consulted. All subsequent written and oral forward-looking statements attributable to the company or any person acting on behalf of the company are qualified by the cautionary statements in this section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Bob Evans does not currently use derivative financial instruments for speculative or hedging purposes. Bob Evans maintains its cash and cash equivalents in financial instruments with maturities of three months or less when purchased.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          With the participation of the company’s management, including Bob Evans’ principal executive officer and principal financial officer, the company’s management has evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Bob Evans’ principal executive officer and principal financial officer have concluded that:
•	information required to be disclosed by Bob Evans in this Quarterly Report on Form 10-Q and other reports that Bob Evans files or submits under the Exchange Act would be accumulated and communicated to Bob Evans’ management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by Bob Evans in this Quarterly Report on Form 10-Q and other reports that Bob Evans files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	Bob Evans’ disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Bob Evans and its consolidated subsidiaries is made known to them, particularly during the period in which the periodic reports of Bob Evans, including this Quarterly Report on Form 10-Q, are being prepared.
Changes in Internal Control over Financial Reporting
          There were no changes in the company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
There are no pending legal proceedings involving the company other than routine litigation incidental to its business. In the opinion of the company’s management, these proceedings should not, individually or in the aggregate, have a material adverse effect on the company’s results of operations or financial condition.

ITEM 1A.	RISK FACTORS.
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Bob Evans Farms, Inc. did not purchase any of its common stock during the three fiscal months ended July 28, 2006. In May 2006, the board of directors authorized a share repurchase program for fiscal 2007. The program authorizes Bob Evans Farms, Inc. to repurchase, through April 27, 2007, up to 2 million shares of its outstanding common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not Applicable

ITEM 5.	OTHER INFORMATION.
News release issued by Bob Evans Farms, Inc. on September 5, 2006, announcing same-store sales for the fiscal 2007 month of August (i.e., the four weeks ended August 25, 2006). A copy of this news release is furnished as Exhibit 99.1 and is incorporated herein by reference.

ITEM 6.	EXHIBITS.

Exhibit No.	Description	Location
10.1	Employment Agreement, effective May 1, 2006, by and between Bob Evans Farms, Inc. and Steven A. Davis	Incorporated herein by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K dated May 2, 2006. (File No. 0-1667)
10.2	Bob Evans Farms, Inc. Compensation Program for Directors – Adopted and Effective May 8, 2006	Incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated May 11, 2006. (File No. 0-1667)
10.3	Nonqualified Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated June 19, 2006. (File No. 0-1667)

Exhibit No.	Description	Location
10.4	Incentive Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated June 19, 2006. (File No. 0-1667)
10.5	Restricted Stock Award Notice and Agreement (Director) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated June 19, 2006. (File No. 0-1667)
10.6	Restricted Stock Award Notice and Agreement (Employee) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K dated June 19, 2006. (File No. 0-1667)
10.7	Cash Award Notice and Agreement — Performance Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K dated June 19, 2006. (File No. 0-1667)
10.8	Restricted Stock Award Notice and Agreement — First Amended and Restated 1993 Long Term Incentive Plan for Managers (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K dated June 19, 2006. (File No. 0-1667)
10.9	Change in Control Agreement with Steven A. Davis, effective as of May 1, 2006.	Incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated June 20, 2006. (File No. 0-1667)
10.10	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (Tier 1 Participants)	Incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 20, 2006. (File No. 0-1667)
10.11	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (Tier 2 Participants)	Incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated July 20, 2006. (File No. 0-1667)

Exhibit No.	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith
99.1	News release issued by Bob Evans Farms, Inc. on September 5, 2006, announcing same-store sales for the fiscal 2007 month of August (i.e., the four weeks ended August 25, 2006).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.

By: /s/ Steven A. Davis

Steven A. Davis
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Donald J. Radkoski

Donald J. Radkoski*
Chief Financial Officer
(Principal Financial Officer)

September 6, 2006 Date

*	Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated September 6, 2006
Bob Evans Farms, Inc.

Exhibit No.	Description	Location
10.1	Employment Agreement, effective May 1, 2006, by and between Bob Evans Farms, Inc. and Steven A. Davis	Incorporated herein by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K dated May 2, 2006. (File No. 0-1667)
10.2	Bob Evans Farms, Inc. Compensation Program for Directors – Adopted and Effective May 8, 2006	Incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated May 11, 2006. (File No. 0-1667)
10.3	Nonqualified Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated June 19, 2006. (File No. 0-1667)
10.4	Incentive Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated June 19, 2006. (File No. 0-1667)
10.5	Restricted Stock Award Notice and Agreement (Director) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated June 19, 2006. (File No. 0-1667)
10.6	Restricted Stock Award Notice and Agreement (Employee) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K dated June 19, 2006. (File No. 0-1667)

Exhibit No.	Description	Location
10.7	Cash Award Notice and Agreement — Performance Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K dated June 19, 2006. (File No. 0-1667)
10.8	Restricted Stock Award Notice and Agreement — First Amended and Restated 1993 Long Term Incentive Plan for Managers (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K dated June 19, 2006. (File No. 0-1667)
10.9	Change in Control Agreement with Steven A. Davis, effective as of May 1, 2006.	Incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated June 20, 2006. (File No. 0-1667)
10.10	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (Tier 1 Participants)	Incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 20, 2006. (File No. 0-1667)
10.11	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (Tier 2 Participants)	Incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated July 20, 2006. (File No. 0-1667)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith
99.1	News release issued by Bob Evans Farms, Inc. on September 5, 2006, announcing same-store sales for the fiscal 2007 month of August (i.e., the four weeks ended August 25, 2006).	Filed herewith