Form 10-Q
period 2006-10-27
EVANS BOB FARMS INC
filed 2006-12-06
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     October 27, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number                 0-1667
Bob Evans Farms, Inc.

(Exact name of registrant as specified in its charter)

Delaware	31-4421866

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3776 South High Street Columbus, Ohio	43207

(Address of principal executive offices)	(Zip Code)
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
Yes   ☐                  No   ☑
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
Yes   ☐                  No   ☑
     As of November 24, 2006, the registrant had issued 42,638,118 common shares, of which 36,607,024 were outstanding.

BOB EVANS FARMS, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	Oct. 27, 2006	April 28, 2006
	Unaudited	Audited
ASSETS
Current assets
Cash and equivalents	$52,937	$16,727
Accounts receivable	19,550	16,131
Inventories	26,787	28,058
Deferred income taxes	14,545	14,545
Prepaid expenses	3,149	1,604
Assets held for sale	2,877	5,337

Total current assets	119,845	82,402

Property, plant and equipment	1,443,738	1,418,158
Less accumulated depreciation	480,118	450,441

Net property, plant and equipment	963,620	967,717

Other assets
Deposits and other	4,831	2,776
Long-term investments	17,576	17,857
Deferred income taxes	24,105	24,105
Goodwill	57,729	57,729
Other intangible assets	56,187	56,597

Total other assets	160,428	159,064

	$1,243,893	$1,209,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$34,000	$4,000
Accounts payable	24,083	25,486
Dividends payable	5,117	4,324
Federal and state income taxes	22,223	20,736
Accrued wages and related liabilities	24,704	30,153
Self insurance	21,876	20,116
Other accrued expenses	65,192	54,670

Total current liabilities	197,195	159,485

Long-term liabilities
Deferred compensation	20,506	18,001
Deferred income taxes	102,041	102,041
Deferred rent	19,862	18,867
Long-term debt	174,333	206,333

Total long-term liabilities	316,742	345,242

Stockholders’ equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at Oct. 27, 2006, and April 28, 2006	426	426
Preferred stock, authorized 1,200 shares; issued 120 shares at Oct. 27, 2006, and April 28, 2006	60	60
Capital in excess of par value	151,859	151,164
Retained earnings	687,320	670,962
Treasury stock, 6,086,856 shares at Oct. 27, 2006, and 6,604,967 shares at April 28, 2006, at cost	(109,709)	(118,156)

Total stockholders’ equity	729,956	704,456

	$1,243,893	$1,209,183

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended		Six Months Ended
	Oct. 27, 2006	Oct. 28, 2005	Oct. 27, 2006	Oct. 28, 2005
	(Dollars in thousands, except per share amounts)
Net sales	$412,732	$392,363	$816,105	$788,003

Cost of sales	120,980	115,035	235,603	233,766
Operating wage and fringe benefit expenses	148,999	142,838	297,791	290,756
Other operating expenses	67,454	65,051	133,346	130,157
Selling, general and administrative expenses	34,553	28,661	68,331	60,593
Depreciation and amortization expense	18,401	18,190	36,703	36,142

Operating income	22,345	22,588	44,331	36,589
Net interest expense	2,355	3,068	4,838	6,037

Income before income taxes	19,990	19,520	39,493	30,552

Provision for income taxes	6,496	6,364	12,913	10,236

Net income	$13,494	$13,156	$26,580	$20,316

Earnings per share — basic	$0.37	$0.37	$0.73	$0.57

Earnings per share — diluted	$0.37	$0.37	$0.73	$0.57

Cash dividends per share	$0.14	$0.12	$0.26	$0.24

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended
	Oct. 27, 2006	Oct. 28, 2005
	(Dollars in thousands)
Operating activities:
Net income	$26,580	$20,316

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	36,703	36,142
Gain on sale of assets	(3,030)	(3,231)
(Gain) loss on long-term investments	13	(586)
Deferred compensation	2,505	(448)
Compensation expense attributable to stock plans	3,327	69
Deferred rent	995	370
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(3,419)	(3,510)
Inventories	1,271	(2,515)
Prepaid expenses	(1,545)	(983)
Accounts payable	(1,403)	(2,085)
Federal and state income taxes	1,487	6,927
Accrued wages and related liabilities	(5,449)	468
Self insurance	1,760	2,107
Other accrued expenses	10,522	5,922

Net cash provided by operating activities	70,317	58,963

Investing activities:
Purchase of property, plant and equipment	(36,310)	(58,955)
Acquisition of business	—	(365)
Purchase of long-term investments	—	(924)
Proceeds from sale of property, plant and equipment	9,872	11,669
Other	(2,055)	(138)

Net cash used in investing activities	(28,493)	(48,713)

Financing activities:
Cash dividends paid	(9,429)	(8,507)
Line of credit	—	16,600
Principal payments on debt	(2,000)	(2,000)
Purchase of treasury stock	(5,923)	—
Proceeds from issuance of treasury stock	10,524	6,668
Excess tax benefits from stock-based compensation	1,214	—

Net cash provided by (used in) financing activities	(5,614)	12,761

Increase in cash and equivalents	36,210	23,011

Cash and equivalents at the beginning of the period	16,727	5,267

Cash and equivalents at the end of the period	$52,937	$28,278

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
2. Earnings Per Share
     Basic earnings-per-share computations are based on the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings-per-share calculations reflect the assumed exercise and conversion of employee stock options.
     The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

	Three Months Ended		Six Months Ended
	Oct. 27, 2006	Oct. 28, 2005	Oct. 27, 2006	Oct. 28, 2005
	(in thousands)
Basic	36,428	35,567	36,314	35,494
Effect of dilutive stock options	301	212	281	218

Diluted	36,729	35,779	36,595	35,712

3. Stock-Based Employee Compensation Plans
     Prior to Sept. 11, 2006, the company could issue equity compensation under plans adopted in 1998, 1993 and 1992. The company also had outstanding awards issued under equity compensation plans adopted in 1991 and 1994, but the company could no longer issue awards under the 1994 and 1991 plans. On Sept. 11, 2006, the company’s stockholders approved the Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan. Upon approval, the 2006 plan became the only ongoing plan providing stock-based compensation, and the 1998, 1994 and 1993 plans were terminated as to the issuance of new awards.

     The types of awards that may be granted under the 2006 plan include: cash-based awards, stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights, whole share awards and performance-based awards. The 2006 plan provides that the compensation committee will administer all aspects of the plan, including the establishment of the terms and conditions of awards. The 2006 plan imposes various restrictions on awards, including a maximum life of 10 years for stock options and stock appreciation rights and a minimum exercise price equal to the grant date stock price for stock options and stock appreciation rights. At Oct. 27, 2006, no awards had been made under the 2006 plan.
     The 1992 plan was adopted in connection with the company’s supplemental executive retirement plan (“SERP”), which provides retirement benefits to certain key management employees of the company. SERP participants can elect to have their portion of the company’s SERP contribution allocated to their individual accounts in cash or, when permitted by the compensation committee, nonqualified stock options to acquire a number of Bob Evans common shares equal in value to the participant’s SERP contribution. The last grant of stock options under the 1992 plan was in 2003.
     The 1992 plan provided that the option price shall not be less than 50% of the fair market value of the stock at the date of grant. The 1998 plan provided that the option price for: 1) incentive stock options may not be less than the fair market value of the stock at the grant date and 2) non-qualified stock options shall be determined by the compensation committee of the board of directors. The 1994 plan prohibited option prices less than the fair market value of the stock at the grant date.
     Options granted under the 1992 plan expire five years after the earlier of the date the recipient attains age 65 or dies. Outstanding options under the 1998 and 1994 plans may be exercised for up to 10 years from the date of grant.
     The 1993 plan provides for the award of restricted stock to mid-level managers and administrative personnel as incentive compensation to attain growth in the net income of the company, as well as to help attract and retain management personnel. Shares awarded are restricted until certain vesting requirements are met. Participants in the 1993 plan are entitled to cash dividends and to vote their respective shares including those not yet vested. Restrictions generally limit the sale, pledge or transfer of the shares until the vesting requirements are satisfied.
     In fiscal 2006, the company adopted a performance incentive plan (“PIP”) designed to align the compensation of executive officers and senior management with the company’s financial and operational performance. The PIP provides for awards of cash, restricted shares and stock options, generally vesting over three years. All stock-based awards made under the PIP prior to Sept. 11, 2006 were awarded out of, and in accordance with, the 1998 plan. Future PIP awards will be awarded out of, and in accordance with, the 2006 plan.

     Prior to April 29, 2006, the company accounted for its stock-based plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense for stock options was recognized in the financial statements prior to April 29, 2006, when the exercise price of the options was equal to or greater than the fair market value of the stock at the grant date.
     Effective April 29, 2006, the company adopted SFAS No. 123 (R), Share-Based Payment, using the modified-prospective transition method. SFAS No. 123 (R) requires that the company measure the cost of employee services received in exchange for an equity award, such as stock options or restricted stock awards, based on the fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees are subject to immediate expensing in full upon grant. Compensation cost recognized in the first six months of fiscal 2007 includes: (1) compensation cost for all stock-based awards granted prior to, but not yet fully vested as of April 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) compensation cost for all stock-based awards granted subsequent to April 28, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 (R). Results for prior periods have not been restated.
     As a result of adopting SFAS No. 123 (R) on April 29, 2006, the company’s income before income taxes and net income are $494,000 and $333,000 lower, respectively, for the second quarter of fiscal 2007, and $1,231,000 and $828,000 lower, respectively, for the first six months of fiscal 2007 than if it had continued to account for stock-based compensation under APB Opinion No. 25. The related recognized tax benefit was $161,000 and $403,000 for the second quarter and six months ended Oct. 27, 2006, respectively. Basic and diluted earnings per share for the second quarter of fiscal 2007 of $0.37 are each $0.01 lower per share than if the company had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the first six months of fiscal 2007 of $0.73 are each $0.02 lower per share than if the company had continued to account for stock-based compensation under APB Opinion No. 25.

     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the second quarter and six months ended Oct. 28, 2005. For purposes of this pro-forma disclosure, the value of options was estimated using a Black-Scholes-Merton option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months	Six Months
	Ended Oct. 28,	Ended Oct. 28,
	2005	2005
	(in thousands, except per share data)
Net Income, as reported	$13,156	$20,316

Add: Stock-based employee compensation cost, net of related tax effects, included in reported net income	(62)	42

Deduct: Stock-based employee compensation cost, net of related tax effects, determined under the fair value method for all awards	(531)	(1,575)

Net Income, Pro forma	$12,563	$18,783

Earnings Per Share — Basic
As reported	$0.37	$0.57
Pro forma	$0.35	$0.53

Earnings Per Share — Diluted
As reported	$0.37	$0.57
Pro forma	$0.35	$0.53
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

     The following table presents the weighted-average per share fair value of options granted and the weighted-average assumptions used, based on a Black-Scholes-Merton option-pricing model:

	For shares granted in the six
	months ended
	Oct. 27, 2006	Oct. 28, 2005
Per share fair value of options	$7.56	$6.10
Expected dividend yield	1.80%	2.00%
Expected volatility	29.92%	33.39%
Risk-free rate	4.88%	3.82%
Expected term (in years)	4.5	3.9
     The following table summarizes option-related activity for the first six months of fiscal 2007:

	Shares		Weighted-Average
	Subject to	Weighted-Average	Remaining	Aggregate Intrinsic
Options	Options	Exercise Price	Contractual Term	Value
Outstanding, April 28, 2006	2,389,551	$25.06
Granted	53,215	27.38
Exercised	(465,277)	23.25
Canceled or expired	(19,061)	28.49

Outstanding, Oct. 27, 2006	1,958,428	$25.52	6.65	$15,910,645

Vested and expected to vest, Oct. 27, 2006	1,958,428	$25.52	6.65	$15,910,645

Exercisable, Oct. 27, 2006	1,553,189	$25.91	5.97	$11,999,982

     As of Oct. 27, 2006, there was $1,787,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.42 years. The total intrinsic value of options exercised during the first six months of fiscal 2007 and 2006 was $3,960,000 and $2,315,000, respectively. Cash received from the exercise of options was $10,818,000 and $6,435,000 for the first six months of fiscal 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from the exercise of options totaled $1,214,000 and $603,000 for the first six months of fiscal 2007 and 2006, respectively.

     Prior to the adoption of SFAS No. 123 (R), the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,214,000 excess tax benefit classified as a financing cash inflow for the first six months of fiscal 2007 would have been classified as an operating cash inflow had the company not adopted SFAS No. 123 (R).
     In addition to the shares subject to outstanding options, approximately 2,300,000 shares were available for grant under the company’s equity compensation plans at Oct. 27, 2006.
     A summary of the status of the company’s nonvested restricted shares as of Oct. 27, 2006, and changes during the first six months of fiscal 2007 is presented below:

		Weighted-Average Grant
Restricted Stock Awards	Shares	Date Fair Value
Nonvested, April 28, 2006	148,344	$24.24
Granted	291,285	27.92
Vested	(53,772)	27.22
Forfeited	(8,362)	26.48
Nonvested, Oct. 27, 2006	377,495	$26.60
     At Oct. 27, 2006, there was $5,694,000 of unrecognized compensation cost related to nonvested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.81 years. The total fair value of shares that vested during the first six months of fiscal 2007 and 2006 was $1,548,000 and $406,000, respectively.
4. Industry Segments
     The company’s business includes restaurant operations and the processing, distribution and sale of food products. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the consolidated financial statements. Information on the company’s operating segments is summarized as follows:

	Three Months Ended		Six Months Ended
	Oct. 27, 2006	Oct. 28, 2005	Oct. 27, 2006	Oct. 28, 2005
	(in thousands)
Sales
Restaurant operations	$346,320	$332,254	$689,828	$673,286
Food products	75,517	69,875	143,764	134,582

	421,837	402,129	833,592	807,868
Intersegment sales of food products	(9,105)	(9,766)	(17,487)	(19,865)

Total	$412,732	$392,363	$816,105	$788,003

Operating income
Restaurant operations	$18,917	$18,185	$39,085	$30,497
Food products	3,428	4,403	5,246	6,092

Total	$22,345	$22,588	$44,331	$36,589

5. Net Gain on Asset Disposals
     Consolidated and restaurant results for the second quarters of both fiscal 2007 and fiscal 2006 include net pre-tax gains of $445,000 and $3,735,000, respectively, on the sale of several parcels of real property, primarily closed restaurant locations. For the first six months of fiscal 2007 and fiscal 2006, the net pre-tax gains included in consolidated and restaurant results were $3,332,000 and $3,735,000, respectively. The gains are classified as a reduction of selling, general and administrative expenses.
6. New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which is effective for fiscal years beginning after Dec. 15, 2006. FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 requires a cumulative effect adjustment to the opening balance sheet of retained earnings for any difference between the net amounts of assets and liabilities previously recognized and those determined under the new guidance for all open tax positions. The company is in the process of evaluating the financial impact of adopting FIN 48.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General Overview
     As of Oct. 27, 2006, the company owned and operated 691 full-service restaurants, including 586 Bob Evans Restaurants in 18 states and 105 Mimi’s Café restaurants in 18 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Café restaurants are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. The company also produces and distributes fresh and fully cooked pork products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to grocery stores in the East North Central, mid-Atlantic, Southern and Southwestern United States. Revenue in the food products segment is recognized when products are delivered to the retailer.
     The following table reflects data for the company’s second fiscal quarter ended Oct. 27, 2006, compared to the prior year’s second fiscal quarter ended Oct. 28, 2005. The consolidated information is derived from the accompanying consolidated statements of income. Data is also included for the company’s two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated		Restaurant		Food Products Segment
	Results		Segment		Segment
	Q2	Q2	Q2	Q2	Q2	Q2
	2007*	2006*	2007*	2006*	2007	2006
	(dollars in thousands)
Net sales	$412,732	$392,363	$346,320	$332,254	$66,412	$60,109
Operating income	$22,345	$22,588	$18,917	$18,185	$3,428	$4,403

Cost of sales	29.3%	29.3%	24.8%	25.5%	53.1%	50.2%
Operating wages	36.1%	36.4%	40.8%	40.8%	11.6%	12.2%
Other operating	16.3%	16.6%	18.4%	18.5%	5.5%	5.9%
S,G&A	8.4%	7.3%	5.8%	4.8%	21.6%	21.1%
Depr. & amort.	4.5%	4.6%	4.7%	4.9%	3.0%	3.3%

Operating income	5.4%	5.8%	5.5%	5.5%	5.2%	7.3%

*	Consolidated and restaurant results for the second quarters of both fiscal 2007 and fiscal 2006 include special items: net pre-tax gains on asset disposals of $445 in fiscal 2007 and $3,735 in fiscal 2006.

Excluding the special items, results would have been as follows:
•	Consolidated S,G,&A: $34,998 (8.5% of sales) in FY 07 and $32,396 (8.3% of sales) in FY 06
•	Restaurant S,G,&A: 6.0% of sales in FY 07 and 5.9% of sales in FY 06
•	Consolidated operating income: $21,900 (5.3% of sales) in FY 07 and $18,853 (4.8% of sales) in FY 06
•	Restaurant operating income: 5.3% of sales in FY 07 and 4.3% of sales in FY 06
•	Net income: $13,193 (3.2% of sales) in FY 07 and $10,639 (2.7% of sales) in FY 06
•	EPS (basic and diluted): $0.36 in FY 07 and $0.30 in FY 06
Special Items
     Consolidated and restaurant segment results for the second quarters of both fiscal 2007 and fiscal 2006, include net pre-tax gains of $445,000 and $3,735,000, respectively, on the sale of restaurant properties (classified in selling, general and administrative expenses). The special items increased reported net income by approximately $301,000, or $0.01 per share (both basic and diluted), in the second quarter of fiscal 2007 and $2,517,000, or $0.07 per share (both basic and diluted), in the second quarter of fiscal 2006.
Restaurant Segment Overview
     The ongoing economic and industry-wide factors relevant to the restaurant segment include: competition, same-store sales (defined in the “Sales” section below), labor and fringe benefit expenses, commodity prices, energy prices, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the second quarter of fiscal 2007, the factors that had the greatest positive impact on restaurant segment profitability (other than the special items described above) were improved same-store sales at both concepts and improved food cost (primarily at Bob

Evans Restaurants). The restaurant segment was negatively impacted by unusually high health insurance costs, which were $3.0 million higher than anticipated for the second quarter due to extremely high claims.
     Second quarter 2007 same-store sales increased 1.3% at Bob Evans Restaurants and increased 2.0% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income increased $732,000, or 4.0%, in the second quarter of fiscal 2007 compared to a year ago. Management’s focus on improving same-store sales and food costs had a significant positive impact on operating results. Excluding the $445,000 and $3.7 million net pre-tax gains from the special items outlined above for 2007 and 2006, respectively, the segment’s operating income increased $4.0 million, or 27.8%, in the second quarter of fiscal 2007 compared to a year ago, and the segment’s operating margin was 5.3% compared to 4.3% a year ago.
Food Products Segment Overview
     The ongoing economic and industry-wide factors relevant to the food products segment include: hog costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the second quarter of fiscal 2007, the three factors that had the greatest impact on food products segment profitability were strong sales growth, increases in promotional (sales incentives) programs and higher cost of sales.
     Food products segment net sales increased 10.5% in the second quarter of fiscal 2007 compared to the same period last year. The higher net sales were driven by a 10.7% increase in pounds sold of comparable products (principally sausage and refrigerated potatoes). The sales increase in terms of dollars was slightly less than the increase in terms of pounds due to lower net prices on items sold.
     Hog costs represent the majority of food products segment cost of sales, and the volatile nature of hog costs greatly impacts the profitability of the segment. For the second quarter of fiscal 2007, average hog costs decreased 10.1% compared with the quarter a year ago. This decrease in hog costs was offset by a sales increase of items produced for the company by third parties (such as refrigerated potatoes), which carry a higher cost of sales. As a result, cost of sales in the food products segment increased to 53.1% of sales this year from 50.2% of sales in the corresponding period last year.
     The improved profitability that would normally be generated by the increase in net sales was also negated by an increase in selling, general and administrative costs (“S, G & A expenses”), resulting in a decrease in operating income of $975,000 in the second quarter of fiscal 2007 compared to the corresponding period last year. Most of the increase in selling, general and administrative costs was due to expenses associated with stock options and the performance incentive plan discussed later.
Sales
     Consolidated net sales increased 5.2% to $412.7 million in the second quarter of fiscal 2007 compared to the corresponding quarter last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $14.1 million and $6.3 million, respectively. Restaurant sales accounted for 83.9% of consolidated sales in the second quarter of fiscal 2007. For the six-month period ended Oct. 27, 2006, consolidated net sales increased $28.1 million, or 3.6%, compared to the previous year.
     Restaurant sales increased $14.1 million, or 4.2%, in the second quarter of fiscal 2007 and $16.5 million, or 2.5%, through six months of fiscal 2007 compared to the corresponding periods last year. The sales increase is due to more restaurants in operation (691 restaurants at quarter end this year versus 683 restaurants a year ago) and an increase in same-store sales at both Bob Evans Restaurants and Mimi’s in the second quarter. Bob Evans Restaurants experienced a same-store sales increase of 1.3% in the quarter, which included an average menu price increase of 2.6%. Management believes the increase in Bob Evans Restaurants same-store sales is attributable to strong breakfast sales and improved lunch and dinner sales as a result of a promotional focus on new items, such as Knife & Fork Sandwiches. Mimi’s experienced a same-store-sales increase of 2.0% in the quarter, which included an average menu price increase of 2.6%. Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation from when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.

     The chart below summarizes the restaurant openings and closings during the last six quarters for Bob Evans Restaurants and Mimi’s:
Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2007
1st quarter	587	4	1	590
2nd quarter	590	1	5	586

Fiscal 2006
1st quarter	591	6	4	593
2nd quarter	593	6	11	588
3rd quarter	588	3	9	582
4th quarter	582	5	0	587
Mimi’s Cafes:

	Beginning	Opened	Closed	Ending
Fiscal 2007
1st quarter	102	2	0	104
2nd quarter	104	1	0	105

Fiscal 2006
1st quarter	92	1	0	93
2nd quarter	93	2	0	95
3rd quarter	95	1	0	96
4th quarter	96	6	0	102
     Consolidated Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2007
1st quarter	689	6	1	694
2nd quarter	694	2	5	691

Fiscal 2006
1st quarter	683	7	4	686
2nd quarter	686	8	11	683
3rd quarter	683	4	9	678
4th quarter	678	11	0	689
     In the second quarter of fiscal 2007, one new Bob Evans Restaurant opened, compared to six in the corresponding period a year ago. Mimi’s also opened one restaurant in the second quarter of 2007, compared to two in the corresponding period a year ago. Five under performing Bob Evans Restaurants were closed in the second quarter of fiscal 2007, resulting in a total of six closed locations for the first half of fiscal 2007. The company does not expect to close as many Bob Evans Restaurants in fiscal 2007 as the 24 closed during fiscal 2006. For fiscal 2007, the company plans to decrease the growth rate of Bob Evans Restaurants to approximately 10 new locations and rebuild four existing restaurants. In addition, the company expects to open 12 to 13 Mimi’s in fiscal 2007, which is slightly less than the number previously planned. The decrease is mainly due to development and construction delays.
     The food products segment experienced a sales increase of $6.3 million, or 10.5%, in the second quarter of fiscal 2007 and $11.6 million, or 10.1%, through six months of fiscal 2007 compared to the corresponding periods a year ago. The sales increase was mostly due to a 10.7% increase in the volume of comparable products sold (principally sausage products and refrigerated potatoes) in the second quarter of fiscal 2007 versus fiscal 2006. Comparable pounds sold is calculated using the same products in both periods and excludes new products. The effect of the increase in comparable pounds sold was partially offset by an increase in promotional spending of $2.1 million in the quarter, which is netted against sales. The additional promotional spending was due to upfront investments in new distribution and new product authorizations. Management expects food products sales to increase between 8% and 9% in fiscal 2007 with an operating margin between 6% and 7%, assuming hog costs average around $41 to $42 per hundredweight.
Cost of Sales
     Consolidated cost of sales (cost of materials) was 29.3% of sales in the company’s second quarter and 28.9% through six months of fiscal 2007 compared to 29.3% and 29.7%, respectively, in the corresponding periods a year ago.
     In the second quarter of fiscal 2007, restaurant segment cost of sales (predominantly food cost) decreased to 24.8% of sales (24.7% year-to-date) versus 25.5% of sales (26.1% year-to-date) a year ago. The decrease was mainly due to a continued focus on lower-cost breakfast items and new offerings at Bob Evans Restaurants (such as the Knife & Fork Sandwiches), a favorable commodity price environment and the effect of menu price increases of 2.6% at both Bob Evans Restaurants and Mimi’s in the second quarter of fiscal 2007.

     The food products segment cost of sales ratio was 53.1% of sales in the second quarter (51.6% year-to-date) compared to 50.2% (50.8% year-to-date) a year ago. The increase in the food products segment cost of sales ratio was due to an increase in sales of items produced for the company by third parties (such as refrigerated potatoes), which carry a higher cost, partially offset by lower hog costs. Hog costs averaged $41.22 per hundredweight in the second quarter of fiscal 2007 compared to $45.85 per hundredweight in the corresponding period last year — a 10.1% decrease. The company expects that hog costs will approximate between $42 and $43 per hundredweight for the remainder of the fiscal year.
Operating Wage and Fringe Benefit Expenses
     Consolidated operating wage and fringe benefit expenses (“operating wages”) were 36.1% of sales in the second quarter and 36.5% of sales through six months of fiscal 2007 compared to 36.4% and 36.9% of sales in the corresponding periods last year. The operating wage ratio in the second quarter was flat in the restaurant segment and decreased in the food products segment. Management expects operating wages to increase in the last four months of the fiscal year due to recent state legislation that increases the minimum wage in most of our key markets, particularly Ohio. The company is evaluating certain menu price increases to help offset these minimum wage increases.
     In the restaurant segment, operating wages in the second quarter were 40.8%, the same as a year ago, and decreased slightly through six months of fiscal 2007 (40.9% of sales in fiscal 2007 vs. 41.0% in fiscal 2006). Operating wages and fringe benefits in the second quarter of 2007 reflect a significant increase in health insurance claims ($3.0 million more than expected) during the last part of the second quarter and an increase in training for preparation of new menu items. These higher costs were largely negated by the leverage provided by higher same-store sales. Management believes it would be unusual to see the high health insurance claim levels experienced in the second quarter repeated in the second half of the fiscal year. Through six months, operating wages decreased due to effective management of labor hours and the modification of hours of operation to better match customer traffic patterns.
     In the food products segment, operating wages were 11.6% of sales in the second quarter and 12.2% of sales through six months of fiscal 2007 compared to 12.2% and 12.5% of sales in the corresponding periods last year. This decrease was due to better leveraging of costs as a result of increased sales volume as discussed in the “Sales” section above.

Other Operating Expenses
     More than 94% of other operating expenses (“operating expenses”) occurred in the restaurant segment in the second quarter of both fiscal 2007 and fiscal 2006. The most significant components of operating expenses were utilities, advertising, restaurant supplies, repair and maintenance, rent, taxes (other than federal and state income taxes) and credit card processing fees. Consolidated operating expenses were 16.3% of sales in the second quarter and through six months of fiscal 2007 compared to 16.6% and 16.5% of sales in the corresponding periods last year.
     In the restaurant segment, operating expenses were 18.4% of sales in the second quarter and 18.3% of sales through six months of fiscal 2007 compared to 18.5% and 18.4% of sales in the corresponding periods last year. The significant fluctuations within the restaurant segment operating expenses included an increase in repair and maintenance, utilities and general insurance and taxes, which were better leveraged by an improvement in same-store sales.
     In the food products segment, the operating expense ratio decreased to 5.5% of sales in the second quarter and 5.6% through six months of fiscal 2007 compared to 5.9% and 5.7% of sales in the corresponding periods last year. The decrease is mainly due to better leveraging of costs due to increased sales volume as discussed in the “Sales” section above.
Selling, General and Administrative Expenses
     Consolidated selling, general and administrative expenses were 8.4% of sales in the second quarter and through six months of fiscal 2007 compared to 7.3% and 7.7% of sales in the corresponding periods last year. The most significant components of S, G & A expenses were wages and fringe benefits, food products segment advertising expenses, food products transportation costs and gains on real estate sales. The increase in the second quarter of fiscal 2007 was due to the recognition in the prior year of $3.7 million of gains on the sale of real estate compared to $445,000 in the current year, as well as an increase in food products transportation costs. The gains on the sale of restaurant properties are reflected as a reduction of S, G & A expense in the restaurant segment. Excluding the gains on the sale of real estate, consolidated S, G & A expenses were 8.5% of sales in the second quarter and 8.8% of sales through six months of fiscal 2007 compared to 8.3% and 8.2% of sales in the corresponding periods last year.
     The company adopted FAS No. 123 (R), Share-Based Payment, in the first quarter of fiscal 2007 (see Note 3). The most significant aspect of this accounting pronouncement was the new requirement to expense the fair value of stock option grants. The company significantly reduced the issuance of stock options and implemented a performance incentive plan that predominantly uses restricted stock as the award. The total expense in the second quarter of fiscal 2007 associated with stock options and the new performance incentive plan was $1.1 million. Of this amount, $510,000 was recorded in the restaurant segment and $542,000 was recorded in the food products segment. Nearly all of this expense is reflected in S, G & A expense. The company expects the expense associated with stock options and the new performance plan to approximate $1.0 million per quarter for the last two quarters of fiscal 2007.
Taxes
     The combined federal and state income tax rates were 32.5% in the second quarter of fiscal 2007 versus 32.6% a year ago. The company anticipates the annual effective tax rate for all of fiscal 2007 to approximate 32.1%. The expected rate of 32.1% for fiscal 2007 is higher than the fiscal 2006 rate, which was reduced due to the settlement of Ohio tax assessments during the fourth quarter of fiscal 2006.
Liquidity and Capital Resources
     Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Cash and equivalents totaled $52.9 million at Oct. 27, 2006. Bank lines of credit of $100.0 million are available for liquidity needs, capital expansion and repurchases of Bob Evans common stock; no amounts were outstanding on these lines of credit at Oct. 27, 2006. Draws on the lines of credit are limited by the amount of the company’s standby letters-of-credit which totaled $11.2 million at Oct. 27, 2006.
     Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants under construction, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $36.3 million through six months of fiscal 2007 compared to

$59.0 million in the corresponding period last year. For fiscal 2007, the company plans to decrease the growth rate of Bob Evans Restaurants to approximately 10 new locations and increase the number of Mimi’s openings to 12 or 13 new locations, which results in less funds needed overall for capital expenditures. Capital spending is now projected at $87.0 million, with approximately $9.0 million allocated to the food products segment and the balance to the restaurant segment.
     The company believes that the funds needed for capital expenditures and working capital during the remainder of fiscal 2007 will be generated both internally and from available bank lines of credit. Financing alternatives will continue to be evaluated by the company as warranted.
Recent Accounting Pronouncements
     Prior to April 29, 2006, the company accounted for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense for stock options was recognized in the financial statements prior to April 29, 2006, when the exercise price of the options was equal to or greater than the fair market value of the stock at the grant date. Effective April 29, 2006, the company adopted SFAS No. 123 (R), Share-Based Payment, using the modified-prospective transition method. Accordingly, compensation cost recognized in the first six months of fiscal 2007 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of April 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) compensation cost for all share-based payments granted subsequent to April 29, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 (R). Results for prior periods have not been restated.
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
     As a result of adopting SFAS No. 123 (R) on April 29, 2006, the company’s income before income taxes and net income for the second quarter of fiscal 2007 are $494,000 and $333,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the second quarter of fiscal 2007 of $0.37 are each $0.01 lower per share than if the company had continued to account for share-based compensation under APB Opinion No. 25.
     As of Oct. 27, 2006, there was unrecognized compensation cost related to nonvested stock options and nonvested restricted shares of $1,787,000 and $5,694,000, respectively, expected to be recognized over a weighted-average period of 1.42 years and 3.81 years, respectively.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In May 2006, the board of directors authorized a share repurchase program for fiscal 2007. The program authorizes Bob Evans Farms, Inc. to repurchase, through April 27, 2007, up to 2 million shares of its outstanding common stock. The following table provides information on Bob Evans purchases of its common stock during the three fiscal months ended Oct. 27, 2006:

				Total Number of	Maximum Number of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		Per Share	Programs	Programs
7/29/06-8/25/06	0		—	0	2,000,000

8/26/06-9/22/06	177,463		$29.66	177,463	1,822,537

9/23/06-10/27/06	28,051	(a)	$30.39	22,115	1,800,422

Total	205,514		$29.76	199,578	1,800,422

(a) Includes 5,936 shares of common stock repurchased by Bob Evans in connection with employee stock-for-stock exercises of stock options.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)	The Annual Meeting of Stockholders of the company (the “Annual Meeting”) was held on Sept. 11, 2006. At the Annual Meeting, 36,431,036 common shares were outstanding and entitled to vote; and 31,132,266, or 85.5%, of the outstanding common shares entitled to vote were represented in person or by proxy.

     (b) Directors elected at the Annual Meeting:

Larry C. Corbin
Steven A. Davis
Robert E.H. Rabold(1)

Directors whose term of office continued after the Annual Meeting:

Daniel A. Fronk	Michael J. Gasser
Cheryl L. Krueger	E.W. (Bill) Ingram III
G. Robert Lucas	Bryan G. Stockton(2)

(1) Robert E.H. Rabold died subsequent to the annual meeting on Sept. 25, 2006.

(2) Bryan G. Stockton was appointed to the board on Sept. 11, 2006, to fill the vacancy created by the retirement of Daniel E. Evans.
     (c) Matters voted upon at the Annual Meeting:

	FOR	WITHHELD
1) Election of Larry C. Corbin	27,258,887	3,873,379

2) Election of Steven A. Davis	27,286,231	3,846,035

3) Election of Robert E.H. Rabold	26,428,663	4,703,603

	FOR	AGAINST	ABSTAIN
4) Approval of the Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan.	21,433,188	6,043,902	171,329

5) Ratification of the selection of Ernst & Young, LLP as the company’s independent registered public accounting firm for fiscal 2007.	30,000,270	1,052,290	79,706

6) Stockholder proposal regarding elimination of classification of Board of Directors.	21,012,025	6,384,752	251,584

7) Stockholder proposal regarding election of directors by majority vote.	18,407,951	8,699,807	540,661
     (d) Not Applicable
ITEM 5. OTHER INFORMATION.
News release issued by Bob Evans Farms, Inc. on Dec. 5, 2006, announcing same-store sales for the fiscal 2007 month of November (i.e., the four weeks ended Nov. 24, 2006). A copy of this news release is furnished as Exhibit 99.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Location

3.1	Amended and Restated Bylaws of Bob Evans Farms, Inc., reflecting amendments through November 10, 2006	Incorporated herein by reference to Exhibit 3-1 to the company’s Current Report on Form 8-K dated November 16, 2006 (File No. 0-1667)

10.1	Bob Evans Farms, Inc. Compensation Program for Directors Adopted and Effective May 8, 2006 and Amended November 10, 2006	Incorporated herein by reference to Exhibit 10 to the company’s Current Report on Form 8-K dated November 16, 2006 (File No. 0-1667)

10.2	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan	Incorporated herein by reference to Exhibit 10 to the company’s Current Report on Form 8-K dated September 14, 2006 (File No. 0-1667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

99.1	News release issued by Bob Evans Farms, Inc. on Dec. 5, 2006, announcing same-store sales for the fiscal 2007 month of November (i.e., the four weeks ended Nov. 24, 2006).	Filed herewith

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
December 6, 2006
Date
*Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated December 6, 2006
Bob Evans Farms, Inc.

Exhibit No.	Description	Location

3.1	Amended and Restated Bylaws of Bob Evans Farms, Inc., reflecting amendments through November 10, 2006	Incorporated herein by reference to Exhibit 3-1 to the company’s Current Report on Form 8-K dated November 16, 2006 (File No. 0-1667)

10.1	Bob Evans Farms, Inc. Compensation Program for Directors Adopted and Effective May 8, 2006 and Amended November 10, 2006	Incorporated herein by reference to Exhibit 10 to the company’s Current Report on Form 8-K dated November 16, 2006 (File No. 0-1667)

10.2	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan	Incorporated herein by reference to Exhibit 10 to the company’s Current Report on Form 8-K dated September 14, 2006 (File No. 0-1667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

99.1	News release issued by Bob Evans Farms, Inc. on December 5, 2006, announcing same-store sales for the fiscal 2007 month of November (i.e., the four weeks ended November 24, 2006).	Filed herewith