Form 10-Q
period 2007-01-26
EVANS BOB FARMS INC
filed 2007-03-07
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2007
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
Yes ☑ No ☐
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
Yes ☐ No ☑
     As of February 23, 2007, the registrant had issued 42,638,118 common shares, of which 35,782,700 were outstanding.

BOB EVANS FARMS, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	Jan. 26, 2007	April 28, 2006
	Unaudited	Audited
ASSETS
Current assets
Cash and equivalents	$40,174	$16,727
Accounts receivable	22,150	16,131
Inventories	27,583	28,058
Deferred income taxes	14,545	14,545
Prepaid expenses	2,365	1,604
Assets held for sale	2,542	5,337

Total current assets	109,359	82,402

Property, plant and equipment	1,461,249	1,418,158
Less accumulated depreciation	494,623	450,441

Net property, plant and equipment	966,626	967,717

Other assets
Deposits and other	4,277	2,776
Long-term investments	18,259	17,857
Deferred income taxes	24,105	24,105
Goodwill	57,729	57,729
Other intangible assets	55,982	56,597

Total other assets	160,352	159,064

	$1,236,337	$1,209,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$34,000	$4,000
Accounts payable	24,954	25,486
Dividends payable	5,007	4,324
Federal and state income taxes	23,399	20,736
Accrued wages and related liabilities	24,431	30,153
Self insurance	22,773	20,116
Other accrued expenses	67,102	54,670

Total current liabilities	201,666	159,485

Long-term liabilities
Deferred compensation	22,322	18,001
Deferred income taxes	102,041	102,041
Deferred rent	19,835	18,867
Long-term debt	173,333	206,333

Total long-term liabilities	317,531	345,242

Stockholders’ equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at Jan. 26, 2007, and April 28, 2006	426	426
Preferred stock, authorized 1,200 shares; issued 120 shares at Jan. 26, 2007, and April 28, 2006	60	60
Capital in excess of par value	156,724	151,164
Retained earnings	701,003	670,962
Treasury stock, 6,872,518 shares at Jan. 26, 2007, and 6,604,967 shares at April 28, 2006, at cost	(141,073)	(118,156)

Total stockholders’ equity	717,140	704,456

	$1,236,337	$1,209,183

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	Jan. 26, 2007	Jan. 27, 2006	Jan. 26, 2007	Jan. 27, 2006

Net sales	$419,941	$399,478	$1,236,046	$1,187,481

Cost of sales	124,043	121,287	359,646	355,053
Operating wage and fringe benefit expenses	148,546	142,404	446,337	433,160
Other operating expenses	65,922	64,232	199,268	194,389
Selling, general and administrative expenses	33,354	29,801	101,685	90,394
Depreciation and amortization expense	18,650	18,142	55,353	54,284

Operating income	29,426	23,612	73,757	60,201

Net interest expense	2,114	2,771	6,952	8,808

Income before income taxes	27,312	20,841	66,805	51,393

Provision for income taxes	8,609	6,867	21,522	17,103

Net income	$18,703	$13,974	$45,283	$34,290

Earnings per share — basic	$0.52	$0.39	$1.25	$0.96

Earnings per share — diluted	$0.51	$0.39	$1.24	$0.96

Cash dividends per share	$0.14	$0.12	$0.40	$0.36

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(Dollars in thousands)
	Nine Months Ended
	Jan. 26, 2007	Jan. 27, 2006
Operating activities:
Net income	$45,283	$34,290

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	55,353	54,284
Gain on sale of assets	(3,861)	(4,941)
Gain on long-term investments	(834)	(1,000)
Deferred compensation	4,321	309
Compensation expense attributable to stock plans	4,587	551
Deferred rent	968	548
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(6,019)	(4,236)
Inventories	475	(1,062)
Prepaid expenses	(761)	(724)
Accounts payable	(532)	(2,695)
Federal and state income taxes	2,663	13,803
Accrued wages and related liabilities	(5,722)	126
Self insurance	2,657	4,623
Other accrued expenses	12,432	14,746

Net cash provided by operating activities	111,010	108,622

Investing activities:
Purchase of property, plant and equipment	(60,677)	(85,834)
Acquisition of business	—	(365)
Purchase of long-term investments	—	(999)
Proceeds from sale of property, plant and equipment	13,438	17,849
Other	(821)	(340)

Net cash used in investing activities	(48,060)	(69,689)

Financing activities:
Cash dividends paid	(14,559)	(12,806)
Line of credit	—	(9,100)
Principal payments on debt	(3,000)	(3,000)
Purchase of treasury stock	(40,919)	—
Proceeds from issuance of treasury stock	17,188	6,976
Excess tax benefits from stock-based compensation	1,787	—

Net cash used in financing activities	(39,503)	(17,930)

Increase in cash and equivalents	23,447	21,003

Cash and equivalents at the beginning of the period	16,727	5,267

Cash and equivalents at the end of the period	$40,174	$26,270

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
     The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended		Nine Months Ended
	Jan. 26, 2007	Jan. 27, 2006	Jan. 26, 2007	Jan. 27, 2006

Basic	36,306	35,825	36,311	35,604
Effect of dilutive stock options	403	160	319	201

Diluted	36,709	35,985	36,630	35,805

3. Stock-Based Employee Compensation Plans
     On Sept. 11, 2006, the company’s stockholders approved the Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan. Upon approval, the 2006 plan became the only ongoing plan providing stock-based compensation, and all prior plans were terminated as to the issuance of new awards. However, the company has outstanding awards issued under prior equity plans adopted in 1998, 1994, 1993, 1992 and 1991.
     The types of awards that may be granted under the 2006 plan include: cash-based awards, stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights, whole share awards and performance-based awards. The 2006 plan provides that the compensation committee will administer all aspects of the plan, including the establishment of the terms and conditions of awards. The 2006 plan imposes various restrictions on awards, including a maximum life of 10 years for stock options and stock appreciation rights and a minimum exercise price equal to the grant date stock price for stock options and stock appreciation rights. At Jan. 26, 2007, no awards had yet been made under the 2006 plan.
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
     The 1993 plan provided for the award of restricted stock to mid-level managers and administrative personnel as incentive compensation to attain growth in the net income of the company, as well as to help attract and retain management personnel. Shares awarded are restricted until certain vesting requirements are met. Participants in the 1993 plan are entitled to cash dividends and to vote their respective shares including those not yet vested. Restrictions generally limit the sale, pledge or transfer of the shares until the vesting requirements are satisfied.
     In fiscal 2006, the company adopted a performance incentive plan (“PIP”) designed to align the compensation of executive officers and senior management with the company’s financial and operational performance. The PIP provides for awards of cash, restricted shares and stock options, generally vesting over three years. All stock-based awards made under the PIP prior to Sept. 11, 2006, were awarded out of, and in accordance with, the 1998 plan. Future PIP awards will be awarded out of, and in accordance with, the 2006 plan.
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
     Effective April 29, 2006, the company adopted SFAS No. 123 (R), Share-Based Payment, using the modified-prospective transition method. SFAS No. 123 (R) requires that the company measure the cost of employee services received in exchange for an equity award, such as stock options or restricted stock awards, based on the fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees are subject to immediate expensing in full upon grant. Compensation cost recognized in the first nine months of fiscal 2007 includes: (1) compensation cost for all stock-based awards granted prior to, but not yet fully vested as of April 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) compensation cost for all stock-based awards granted subsequent to April 28, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 (R). Results for prior periods have not been restated.
     As a result of adopting SFAS No. 123 (R) on April 29, 2006, the company’s pre-tax income and net income are $521,000 and $357,000 lower, respectively, for the third quarter of fiscal 2007, and $1,752,000 and $1,185,000 lower, respectively, for the first nine months of fiscal 2007 than if it had continued to account for stock-based compensation under APB Opinion No. 25. The related recognized tax benefit was $164,000 and $567,000 for the third quarter and nine months ended Jan. 26, 2007, respectively. Diluted earnings per share for the third quarter of fiscal 2007 of $0.51 was $0.01 lower per share than if the company had continued to account for stock-based compensation under APB Opinion No. 25. (Basic earnings per share for the third quarter would have been unchanged.) Basic and diluted earnings per share for the first nine months of fiscal 2007 of $1.25 and $1.24, respectively, are each $0.03 lower per share than if the company had continued to account for stock-based compensation under APB Opinion No. 25.
     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the prior year. For purposes of this pro-forma disclosure, the value of options was estimated using a Black-Scholes-Merton option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months	Nine Months
(in thousands, except per share data)	Ended Jan. 27, 2006	Ended Jan. 27, 2006

Net Income, as reported	$13,974	$34,290

Add: Stock-based employee compensation cost, net of related tax effects, included in reported net income	324	366

Deduct: Stock-based employee compensation cost, net of related tax effects, determined under the fair value method for all awards	(1,083)	(2,658)

Net Income, pro forma	$13,215	$31,998

Earnings Per Share — Basic
As reported	$0.39	$0.96
Pro forma	$0.37	$0.90

Earnings Per Share — Diluted
As reported	$0.39	$0.96
Pro forma	$0.37	$0.89
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
     The following table presents the weighted-average-per-share fair value of options granted and the weighted-average assumptions used, based on a Black-Scholes-Merton option-pricing model:

	For shares granted in the nine
	months ended
	Jan. 26, 2007	Jan. 27, 2006

Per share fair value of options	$7.56	$6.10
Expected dividend yield	1.80%	2.00%
Expected volatility	29.92%	33.39%
Risk-free rate	4.88%	3.82%
Expected term (in years)	4.5	3.9
The following table summarizes option-related activity for the first nine months of fiscal 2007:

			Weighted—Average
	Shares Subject to	Weighted—Average	Remaining	Aggregate Intrinsic
Options	Options	Exercise Price	Contractual Term	Value
Outstanding, April 28, 2006	2,389,551	$25.06
Granted	53,215	27.38
Exercised	(679,559)	24.15
Canceled or expired	(24,776)	28.46
Outstanding, Jan. 26, 2007	1,738,431	$25.43	6.53	$13,813,833

Vested and expected to vest, Jan. 26, 2007	1,738,431	$25.43	6.53	$13,813,833

Exercisable, Jan. 26, 2007	1,342,557	$25.87	5.79	$10,086,035

     As of Jan. 26, 2007, there was $1,296,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.19 years. The total intrinsic value of options exercised during the first nine months of fiscal 2007 and 2006 was $5,690,000 and $2,629,000, respectively. Cash received from the exercise of options was $16,412,000 and $6,640,000 for the first nine months of fiscal 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from the exercise of options totaled $1,787,000 and $653,000 for the first nine months of fiscal 2007 and 2006, respectively.
     Prior to the adoption of SFAS No. 123 (R), the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,787,000 excess tax benefit classified as a financing cash inflow for the first nine months of fiscal 2007 would have been classified as an operating cash inflow had the company not adopted SFAS No. 123 (R).
     In addition to the shares subject to outstanding options, approximately 2,300,000 shares were available for grant under the 2006 plan at Jan. 26, 2007.
     A summary of the status of the company’s nonvested restricted shares as of Jan. 26, 2007, and changes during the first nine months of fiscal 2007 is presented below:

		Weighted—Average Grant Date
Restricted Stock Awards	Shares	Fair Value
Nonvested, April 28, 2006	148,344	$24.24
Granted	291,285	27.92
Vested	(65,925)	26.90
Forfeited	(12,481)	26.50
Nonvested, Jan. 26, 2007	361,223	$26.64
     At Jan. 26, 2007, there was $4,955,000 of unrecognized compensation cost related to nonvested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.44 years. The total fair value of shares that vested during the first nine months of fiscal 2007 and 2006 was $1,944,000 and $477,000, respectively.

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

	(in thousands)
	Three Months Ended		Nine Months Ended
	Jan. 26, 2007	Jan. 27, 2006	Jan. 26, 2007	Jan. 27, 2006

Sales
Restaurant operations	$347,108	$329,066	$1,036,936	$1,002,352
Food products	82,658	79,661	226,422	214,243

	429,766	408,727	1,263,358	1,216,595
Intersegment sales of food products	(9,825)	(9,249)	(27,312)	(29,114)

Total	$419,941	$399,478	$1,236,046	$1,187,481

Operating income
Restaurant operations	$22,780	$18,511	$61,865	$49,008
Food products	6,646	5,101	11,892	11,193

Total	$29,426	$23,612	$73,757	$60,201

5.	Special Items
     Consolidated and restaurant segment results in both fiscal 2007 and fiscal 2006 included the following pre-tax special items:

	(in thousands)
	Three Months Ended		Nine Months Ended
	Jan. 26, 2007	Jan. 27, 2006	Jan. 26, 2007	Jan. 27, 2006

Gain on sales of assets	$890	$1,772	$4,222	$5,507
Charge for closing restaurants	—	(628)	—	(628)

Net (pre-tax)	$890	$1,144	$4,222	$4,879

     The gains on sales of assets are related to sales of real property, primarily closed restaurant locations, and are reflected in selling, general and administrative expenses (“S,G&A”). The charge for closing restaurants was the result of closing the company’s eight remaining Owens restaurants in January 2006 and is primarily reflected in operating wages.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General Overview
     As of Jan. 26, 2007, the company owned and operated 697 full-service restaurants, including 589 Bob Evans Restaurants in 18 states and 108 Mimi’s Café restaurants in 19 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Café restaurants are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. The company also produces and distributes fresh and fully cooked pork products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to grocery stores in the East North Central, mid-Atlantic, Southern and Southwestern United States. Revenue in the food products segment is recognized when products are delivered to the retailer.
     This MD&A contains a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Any statements that refer to projections of the company’s future financial performance, anticipated growth and trends in the company’s businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements are based on management’s current expectations and could be affected by the uncertainties and risk factors described in Bob Evans’ press releases and filings with the Securities and Exchange Commission. In particular, please refer to the risk factors discussed under the heading “Risk Factors” in Item 1A of Bob Evans’ Annual Report on Form 10-K for the fiscal year ended April 28, 2006. It is impossible to predict or identify all such risk factors. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. There is also the risk that the company may incorrectly analyze these risks or that the strategies developed by the company to address them will be unsuccessful. Forward-looking statements speak only as of the date on which they are made, and the company undertakes no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures in Bob Evans’ filings with the Securities and Exchange

Commission should also be consulted. All subsequent written and oral forward-looking statements attributable to the company or any person acting on behalf of the company are qualified by the cautionary statements in this section.
     The following table reflects data for the company’s third fiscal quarter ended Jan. 26, 2007, compared to the prior year’s third fiscal quarter ended Jan. 27, 2006. The consolidated information is derived from the accompanying consolidated statements of income. Data is also included for the company’s two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.
(dollars in thousands)

	Consolidated Results		Restaurant Segment		Food Products Segment
	Q3	Q3	Q3	Q3	Q3	Q3
	2007*	2006*	2007*	2006*	2007	2006

Net sales	$419,941	$399,478	$347,108	$329,066	$72,833	$70,412
Operating income	$29,426	$23,612	$22,780	$18,511	$6,646	$5,101

Cost of sales	29.5%	30.4%	24.8%	25.3%	52.1%	53.9%
Operating wages	35.4%	35.6%	40.4%	40.9%	11.3%	11.2%
Other operating	15.7%	16.1%	18.0%	18.5%	4.7%	5.2%
S,G&A	8.0%	7.5%	5.4%	4.8%	20.0%	19.8%
Depr. & amort.	4.4%	4.5%	4.8%	4.9%	2.8%	2.7%

Operating income	7.0%	5.9%	6.6%	5.6%	9.1%	7.2%

*	Consolidated and restaurant results for the third quarters of both fiscal 2007 and fiscal 2006 include special items: A pre-tax gain on asset disposals of $890 in fiscal 2007 and a $1,144 net pre-tax gain in fiscal 2006 comprised of a $1,772 pre-tax gain on asset disposals and a $628 pre-tax charge related to the closing of eight Owens Restaurants.

Excluding the special items, results would have been as follows:
•	Consolidated cost of sales: $121,149 (30.4% of sales) in fiscal 06

•	Restaurant cost of sales: 25.3% of sales in fiscal 06

•	Consolidated operating wages: $141,914 (35.5% of sales) in fiscal 06

•	Restaurant operating wages: 40.7% of sales in fiscal 06

•	Consolidated S,G&A: $34,244 (8.2% of sales) in fiscal 07 and $31,573 (7.9% of sales) in fiscal 06

•	Restaurant S,G&A: 5.7% of sales in fiscal 07 and 5.3% of sales in fiscal 06

•	Consolidated operating income: $28,536 (6.8% of sales) in fiscal 07 and $22,468 (5.6% of sales) in fiscal 06

•	Restaurant operating income: 6.3% of sales in fiscal 07 and 5.3% of sales in fiscal 06

•	Net income: $18,093 (4.3% of sales) in fiscal 07 and $13,206 (3.3% of sales) in fiscal 06

•	EPS: $0.50 (basic) and $0.49 (diluted) in fiscal 07 and $0.37 (basic and diluted) in fiscal 06
Special Items
     Consolidated and restaurant segment results for the third quarters of both fiscal 2007 and fiscal 2006, include pre-tax gains of $890,000 and $1,772,000, respectively, on the sale of restaurant properties (classified in selling, general and administrative expenses). The special items also included a $628,000 charge, primarily to operating wages, related to the closing of eight Owens Restaurants in the third quarter of fiscal 2006. The special items increased reported net income by approximately $610,000, or $0.02 per share (both basic and diluted), in the third quarter of fiscal 2007 and $768,000, or $0.02 per share (both basic and diluted), in the third quarter of fiscal 2006.
Restaurant Segment Overview
     Management was pleased with the performance of the restaurant segment during the third quarter. The ongoing economic and industry-wide factors relevant to the restaurant segment include: competition, same-store sales (defined in the “Sales” section below), labor and fringe benefit expenses, commodity prices, energy prices, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. For the third quarter of fiscal 2007, the factors that had the greatest positive impact on restaurant segment profitability (other than the special items described above) were positive same-store sales, improved food cost and better leveraging of expenses. Higher S,G&A expenses, due to increased bonus and performance-incentive expenses, negatively impacted restaurant segment profitability in the third quarter of fiscal 2007.
     Third quarter fiscal 2007 same-store sales increased 2.1% at Bob Evans Restaurants and increased 2.6% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income increased $4.3 million, or 23.1%, in the third quarter of fiscal 2007 compared to a year ago. Strong consumer acceptance of new menu items and more compelling marketing had a significant positive impact on operating results. Excluding the $0.9 million and $1.1 million net pre-tax income from the special items outlined above for fiscal 2007 and 2006, respectively, the restaurant segment’s operating income increased $4.5 million, or 26.0%, in the third quarter of fiscal 2007 compared to a year ago, and the restaurant segment’s operating margin was 6.3% compared to 5.3% a year ago.
Food Products Segment Overview
     Management was also pleased with the performance of the food products segment during the third quarter. The ongoing economic and industry-wide factors relevant to the food products segment include: hog costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. In the third quarter of fiscal 2007, the factors that had the greatest impact on food products segment profitability were strong sales growth and lower cost of sales.
     Food products segment net sales increased 3.4% in the third quarter of fiscal 2007 compared to the same period last year. The higher net sales were driven by a 4.2% increase in pounds sold of comparable products (principally sausage and refrigerated potatoes). The sales increase in terms of dollars was slightly less than the increase in terms of pounds due to lower net prices on items sold.
     Hog costs represent the majority of food products segment cost of sales, and the volatile nature of hog costs greatly impacts the profitability of the segment. In the third quarter of fiscal 2007, average hog costs decreased 9.9% compared with the quarter a year ago. This decrease in hog costs was partially offset by an increase in sales of items produced for the company by third parties (such as refrigerated potatoes), which carry a higher cost of sales. Cost of sales in the food products segment decreased to 52.1% of sales this year from 53.9% of sales in the corresponding period last year.
     Operating income in the food products segment increased $1.5 million, or 30.3%, in the third quarter of fiscal 2007 compared to the corresponding period last year.
Sales
     Consolidated net sales increased 5.1% to $419.9 million in the third quarter of fiscal 2007 compared to the corresponding quarter last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $18.0 million and $2.4 million, respectively. Restaurant sales accounted for 82.7% of consolidated sales in the third quarter of fiscal 2007. For the nine-month period ended Jan. 26, 2007, consolidated net sales increased $48.6 million, or 4.1%, compared to the same period a year ago.
     The company’s most important objective is improving and sustaining same-store sales growth. Restaurant sales increased $18.0 million, or 5.5%, in the third quarter of fiscal 2007 and $34.6 million, or 3.5%, through nine months of fiscal 2007 compared to the corresponding periods last year. The sales increase is due to more restaurants in operation (697 restaurants at quarter end this year versus 678 restaurants a year ago) and an increase in same-store sales at both Bob Evans Restaurants and Mimi’s in the third quarter.
     Bob Evans Restaurants experienced a same-store sales increase of 2.1% in the quarter, which included an average menu price increase of 1.8%. For the first time in three years, the company achieved five consecutive months of higher same-store sales at its Bob Evans Restaurants. Management believes the increase in Bob Evans Restaurants same-store sales is attributable to strong lunch sales and improved breakfast and dinner sales as a result of more compelling marketing and strong consumer acceptance of new items, such as two homestyle pastas and “Stacked and Stuffed Hotcakes.” The company is focused on capitalizing on its traditional strength at breakfast while building lunch and dinner business. The company is committed to developing a pipeline of new homestyle products with a Bob Evans twist to help maintain the same-store sales momentum.
     Mimi’s experienced a same-store-sales increase of 2.6% in the quarter, which included an average menu price increase of 3.6%. Mimi’s same-store sales benefited from the continuation of popular seasonal menu items. In an effort to increase average store volumes, Mimi’s is also expanding the number of stores with a full bar, rather than just beer and wine. Management continues to believe that Mimi’s will be one of the company’s strongest growth drivers with a solid pace of new store openings.
     Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation from when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.
     The chart below summarizes the restaurant openings and closings during the last seven quarters for Bob Evans Restaurants and Mimi’s:
Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2007
1st quarter	587	4	1	590
2nd quarter	590	1	5	586
3rd quarter	586	3	0	589

Fiscal 2006
1st quarter	591	6	4	593
2nd quarter	593	6	11	588
3rd quarter	588	3	9	582
4th quarter	582	5	0	587
Mimi’s Cafes:

	Beginning	Opened	Closed	Ending

Fiscal 2007
1st quarter	102	2	0	104
2nd quarter	104	1	0	105
3rd quarter	105	3	0	108

Fiscal 2006
1st quarter	92	1	0	93
2nd quarter	93	2	0	95
3rd quarter	95	1	0	96
4th quarter	96	6	0	102
Consolidated Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2007
1st quarter	689	6	1	694
2nd quarter	694	2	5	691
3rd quarter	691	6	0	697

Fiscal 2006
1st quarter	683	7	4	686
2nd quarter	686	8	11	683
3rd quarter	683	4	9	678
4th quarter	678	11	0	689

     In the third quarter of fiscal 2007, three new Bob Evans Restaurants opened, the same as in the corresponding period a year ago. Mimi’s also opened three restaurants in the third quarter of 2007, compared to one in the corresponding period a year ago. The company did not close any restaurants in the third quarter of fiscal 2007. A total of six underperforming Bob Evans Restaurants were closed during the first nine months of fiscal 2007. The company continues to evaluate its restaurant base to ensure existing store profitability, but does not expect to close as many Bob Evans Restaurants in fiscal 2007 as the 24 closed during fiscal 2006. For fiscal 2007, the company plans to decrease the growth rate of Bob Evans Restaurants to approximately 10 new locations and rebuild four existing restaurants. In addition, the company expects to open 12 to 13 Mimi’s in fiscal 2007, which is slightly less than the number originally planned due to development and construction delays.
     The food products segment experienced a sales increase of $2.4 million, or 3.4%, in the third quarter of fiscal 2007 and $14.0 million, or 7.6%, through nine months of fiscal 2007 compared to the corresponding periods a year ago. This was the company’s 20th consecutive quarter of increased comparable pounds sold. The sales increase was mostly due to a 4.2% and 9.0% increase in the volume of comparable products sold (principally sausage products and refrigerated potatoes) in the third quarter and year-to-date, respectively, of fiscal 2007 versus the comparable periods in fiscal 2006. Comparable pounds sold is calculated using the same products in both periods and excludes new products. The effect of the increase in comparable pounds sold was partially offset by an increase in promotional spending of $920,000 in the quarter, which is netted against sales. The additional promotional spending was due to upfront investments in new distribution and new product authorizations. The company plans to continue its strategy of growing through successful product introductions and additional points of distribution. A new green bean casserole will be introduced in March and, in December 2006, the company began a relationship with a distributor servicing more than 600 stores in New York and throughout New England. The company is also making solid progress in penetrating supercenter retail stores, which can provide another high-volume sales channel for the company’s food products. Management expects food products sales to increase between 7% and 8% for the full year of fiscal 2007 with an operating margin between 6% and 7%, assuming hog costs average around $40 per hundredweight.

Cost of Sales
     Consolidated cost of sales (cost of materials) was 29.5% of sales in the company’s third quarter and 29.1% through nine months of fiscal 2007 compared to 30.4% and 29.9%, respectively, in the corresponding periods a year ago.
     In the third quarter of fiscal 2007, restaurant segment cost of sales (predominantly food cost) decreased to 24.8% of sales (24.7% year-to-date) versus 25.3% of sales (25.8% year-to-date) a year ago. The decrease was mainly due to a continued focus on lower-cost promotional offerings at Bob Evans Restaurants (such as homestyle pastas and Stacked and Stuffed Hotcakes), a generally favorable commodity price environment and the effect of menu price increases of 1.8% and 3.6% at Bob Evans Restaurants and Mimi’s, respectively, in the third quarter of fiscal 2007.
     The food products segment cost of sales ratio was 52.1% of sales in the third quarter (51.8% year-to-date) compared to 53.9% (52.0% year-to-date) a year ago. The decrease in the food products segment cost of sales ratio was due to a decrease in hog costs of 9.9% compared with the quarter a year ago. Hog costs averaged $38.73 per hundredweight in the third quarter of fiscal 2007, which was better than expected and below the $42.99 per hundredweight cost in the corresponding period last year. The decrease in hog costs was partially offset by an increase in sales of items produced for the company by third parties (such as refrigerated potatoes), which carry a higher cost of sales. The company expects that hog costs will average around $40 per hundredweight, or slightly lower, for the entire fiscal year.
Operating Wage and Fringe Benefit Expenses
     Consolidated operating wage and fringe benefit expenses (“operating wages”) were 35.4% of sales in the third quarter and 36.1% of sales through nine months of fiscal 2007 compared to 35.6% and 36.5% of sales, respectively, in the corresponding periods last year. In the third quarter, the operating wage ratio decreased in the restaurant segment and increased slightly in the food products segment. Management expects operating wages to increase in the fourth quarter due to recent state legislation that increased the minimum wage in most of our key markets, particularly Ohio and California. These wage increases affect approximately two- thirds of Bob Evans Restaurants and more than three-quarters of Mimi’s. The company implemented menu price increases in 254 Bob Evans Restaurants and most Mimi’s to help offset these minimum wage increases.
     In the restaurant segment, operating wages were 40.4% of sales in the third quarter and 40.8% of sales through nine months of fiscal 2007 compared to 40.9% (40.7% excluding special items) and 41.0% of sales, respectively, in the corresponding periods last year. The decrease in operating wages and fringe benefits in the third quarter and through nine months is due to leverage associated with stronger sales coupled with more effective management of labor hours and the modification of hours of operation to better match customer traffic patterns. The company also focused Bob Evans Restaurant promotions on higher margin items.
     In the food products segment, operating wages were 11.3% of sales in the third quarter and 11.9% of sales through nine months of fiscal 2007 compared to 11.2% and 12.0% of sales, respectively, in the corresponding periods last year.
Other Operating Expenses
     More than 94% of other operating expenses (“operating expenses”) occurred in the restaurant segment in the third quarter of both fiscal 2007 and fiscal 2006. The most significant components of operating expenses were utilities, advertising, restaurant supplies, repair and maintenance, rent, taxes (other than federal and state income taxes) and credit card processing fees. Consolidated operating expenses were 15.7% of sales in the third quarter and 16.1% of sales through nine months of fiscal 2007 compared to 16.1% and 16.4% of sales, respectively, in the corresponding periods last year.
     In the restaurant segment, operating expenses were 18.0% of sales in the third quarter and 18.2% of sales through nine months of fiscal 2007 compared to 18.5% and 18.4% of sales, respectively, in the corresponding periods last year. Significant items within the restaurant segment included an increase in repair and maintenance, credit card processing fees and general insurance and taxes. However, the increased leverage that resulted from an improvement in same-store sales more than offset the increased costs in these line items.
     In the food products segment, the operating expense ratio decreased to 4.7% of sales in the third quarter and 5.3% through nine months of fiscal 2007 compared to 5.2% and 5.5% of sales, respectively, in the corresponding periods last year. The decrease is mainly due to better leveraging of costs due to increased sales volume as discussed in the “Sales” section above.
Selling, General and Administrative Expenses
     Consolidated selling, general and administrative expenses were 8.0% of sales in the third quarter and 8.2% through nine months of fiscal 2007 compared to 7.5% and 7.6% of sales, respectively, in the corresponding periods last year. Excluding the gains on the sale of real estate, consolidated S,G&A expenses were 8.2% of sales in the third quarter and 8.6% of sales through nine months of fiscal 2007 compared to 7.9% and 8.1% of sales, respectively, in the corresponding periods last year. The most significant components of S,G&A expenses were wages and fringe benefits, food products segment advertising expenses, food products transportation costs and gains on real estate sales. Excluding real estate gains, the increases in fiscal 2007 were due to the impact of stock option and performance-incentive expense. The company adopted FAS No. 123 (R), Share-Based Payment, in the first quarter of fiscal 2007 (see Note 3). The most significant aspect of this accounting pronouncement was the new requirement to expense the fair value of stock option grants. The company significantly reduced the issuance of stock options and implemented a performance incentive plan that predominantly uses restricted stock as the award. The total pre-tax expense in the third quarter of fiscal 2007 associated with stock options and the new performance incentive plan was $1.1 million. Of this amount, $510,000 was recorded in the restaurant segment and $568,000 was recorded in the food products segment. Total pre-tax expense year-to-date for these programs was $4.7 million. Nearly all of this expense is reflected in S,G&A expense. The company expects the expense associated with stock options and the new performance plan to approximate $1.0 million for the fourth quarter of fiscal 2007.
Taxes
     The combined federal and state income tax rates were 31.5% in the third quarter of fiscal 2007 versus 32.9% a year ago. The company anticipates the annual effective tax rate for the entire year of fiscal 2007 to approximate 31.9%. The expected rate of 31.9% for fiscal 2007 is higher than the fiscal 2006 rate of 25.7%, which was reduced due to the settlement of Ohio tax assessments during the fourth quarter of fiscal 2006. The normalized effective tax rate for all of fiscal 2006 was 32.0%.

Liquidity and Capital Resources
     Cash generated from both the restaurant and food products segments has been used as the main source of funds for working capital and capital expenditure requirements. Cash and equivalents totaled $40.2 million at Jan. 26, 2007. Bank lines of credit of $70.0 million are available for liquidity needs, capital expansion and repurchases of Bob Evans common stock; no amounts were outstanding on these lines of credit at Jan. 26, 2007. Draws on the lines of credit are limited by the amount of the company’s standby letters-of-credit, which totaled $11.2 million at Jan. 26, 2007. Management expects net interest expense for the full year to approximate $9.0 to $9.5 million.
     Year to date, the company has repurchased more than 1.2 million shares of its outstanding common stock under its share repurchase program at a total cost of $40.9 million. The company plans to continue to repurchase shares in the fourth quarter of fiscal 2007, up to the 2 million total shares authorized under the program.
     Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants under construction, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $60.7 million through nine months of fiscal 2007 compared to $85.8 million in the corresponding period last year. For fiscal 2007, the company decreased the growth rate of Bob Evans Restaurants to approximately 10 new locations (as compared to 20 in fiscal 2006 and 37 in fiscal 2005). The reduction in the number of new Bob Evans Restaurants resulted in less funds needed overall for capital expenditures, even with an increase in the number of fiscal 2007 Mimi’s openings to 12 or 13 new locations (as compared to 10 in fiscal 2006 and 11 in fiscal 2005). Capital spending for all of fiscal 2007 is now projected at $87.0 million, with approximately $9.0 million in the food products segment and the balance in the restaurant segment. Depreciation and amortization for fiscal 2007 should be approximately $76.0 million.
     The company believes that the funds needed for capital expenditures and working capital during the remainder of fiscal 2007 will be generated both internally and from available bank lines of credit. Financing alternatives will continue to be evaluated by the company as warranted.

     In general, the company expects the capital expenditure needs for fiscal 2008 to be near the estimated fiscal 2007 level of $87.0 million. In fiscal 2008, the company currently plans to open just five new Bob Evans Restaurants and 15 to 16 new Mimi’s, primarily in high-traffic lifestyle centers. The company is also considering increased capital needs in its food products segment in fiscal 2008 as the result of a plant rationalization study conducted during the third quarter. The first step following this study is an investment of approximately $9.0 million for the expansion of the Springfield, Ohio distribution center which is expected to be completed in October 2007.
Business Outlook
     Management was generally pleased with the company’s overall results for the third quarter, and especially with the continued improvement in same-store sales trends at Bob Evans and a solid performance in the restaurant segment. Diluted earnings per share for the quarter were $0.51, up from $0.39 a year ago. These results include $0.02 per share in gains on the sale of restaurant assets in the latest period, and last year’s third quarter included $0.02 in special items. Excluding these special items, earnings per share for the quarter were $0.49, up 32 percent from $0.37 a year ago. In addition, this year’s results include approximately $0.02 per share in stock option expense and performance incentive plan expense. Although these are ongoing expenses, the company did not incur comparable expenses a year ago.
     Last year’s fourth quarter earnings per share benefited $0.09 due to special items. Consequently, management expects the company to face some difficult comparisons in the fourth quarter of fiscal 2007. In particular, management is cautious with respect to the fourth quarter because:
•	more than 60 percent of Bob Evans Restaurants are located in the snowbelt;

•	there will be a large number of Mimi’s Café openings — and opening costs — in the fourth quarter;

•	there will be a significant increase in advertising expense in the fourth quarter and going forward, the company is committed to investing in promotional support of the new innovation pipeline; and

•	the volatility of hog prices seems to be somewhat up in air in light of volatility and increases in corn prices.
As a result of these factors, management expects earnings per share for fiscal 2007, excluding special items, to be between $1.47 and $1.53 versus $1.34 for fiscal 2006.

Recent Accounting Pronouncements
     Prior to April 29, 2006, the company accounted for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense for stock options was recognized in the financial statements prior to April 29, 2006, when the exercise price of the options was equal to or greater than the fair market value of the stock at the grant date. Effective April 29, 2006, the company adopted SFAS No. 123 (R), Share-Based Payment, using the modified-prospective transition method. Accordingly, compensation cost recognized in the first nine months of fiscal 2007 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of April 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) compensation cost for all share-based payments granted subsequent to April 28, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 (R). Results for prior periods have not been restated.
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
     As a result of adopting SFAS No. 123 (R) on April 29, 2006, the company’s pre-tax income and net income for the third quarter of fiscal 2007 are $521,000 and $357,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Diluted earnings per share for the third quarter of fiscal 2007 of $0.51 was $0.01 lower per share than if the company had continued to account for share-based compensation under APB Opinion No. 25. (Basic earnings per share for the third quarter would have been unchanged.)

     As of Jan. 26, 2007, there was unrecognized compensation cost related to nonvested stock options and nonvested restricted shares of $1,296,000 and $4,955,000, respectively, expected to be recognized over a weighted-average period of 1.19 years and 3.44 years, respectively.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In May 2006, the board of directors authorized a share repurchase program for fiscal 2007. The program authorizes Bob Evans Farms, Inc. to repurchase, through April 27, 2007, up to 2 million shares of its outstanding common stock. The following table provides information on Bob Evans purchases of its common stock during the three fiscal months ended Jan. 26, 2007:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
10/28/06-11/24/06	47,614	$34.18	47,614	1,752,808
11/25/06-12/29/06	750,636	$33.74	750,636	1,002,172
12/30/06-1/26/07	236,003	$34.08	236,003	766,169

Total	1,034,253	$33.84	1,034,253	766,169

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not Applicable
ITEM 5. OTHER INFORMATION.
News release issued by Bob Evans Farms, Inc. on March 6, 2007, announcing same-store sales for the fiscal 2007 month of February (i.e., the four weeks ended Feb. 23, 2007). A copy of this news release is furnished as Exhibit 99.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Location

10	First Amendment to Bob Evans Farms, Inc. and Affiliates 2002 Second Amended and Restated Supplemental Executive Retirement Plan	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

99.1	News release issued by Bob Evans Farms, Inc. on March 6, 2007, announcing same-store sales for the fiscal 2007 month of February (i.e., the four weeks ended Feb. 23, 2007).	Filed herewith

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

March 7, 2007
Date

*	Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated March 7, 2007
Bob Evans Farms, Inc.

Exhibit No.	Description	Location

10	First Amendment to Bob Evans Farms, Inc. and Affiliates 2002 Second Amended and Restated Supplemental Executive Retirement Plan	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

99.1	News release issued by Bob Evans Farms, Inc. on March 6, 2007, announcing same-store sales for the fiscal 2007 month of February (i.e., the four weeks ended Feb. 23, 2007).	Filed herewith