Form 10-K
period 2007-04-27
EVANS BOB FARMS INC
filed 2007-06-26
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2007
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☑Yes     ☐ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     ☐Yes     ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes     ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of October 27, 2006, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $1,219,383,157 based on the closing sale price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 20, 2007
Common Stock, $.01 par value per share	35,139,417 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the Registrant’s Annual Report to Stockholders for the year ended April 27, 2007	Parts I and II

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on September 10, 2007	Part III

PART I
Item 1. Business.
In this Annual Report on Form 10-K, we use the terms “Bob Evans,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries.
The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. Forward looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the risks, assumptions and uncertainties discussed in this Annual Report on Form 10-K under the heading “Item 1A — Risk Factors.” We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures we make in our filings with the Securities and Exchange Commission should also be consulted.
The following description of our business should be read in conjunction with the information in Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 of this report and our consolidated financial statements incorporated by reference in Item 8 of this report.
Background
We are a full-service restaurant company that operates two distinct restaurant concepts — Bob Evans Restaurants and Mimi’s Cafés. We are also a producer and distributor of pork sausage and complementary, homestyle, convenience food items. Our business began in 1948 when our founder, Bob Evans, began making sausage on his southeastern Ohio farm to serve at his 12-stool diner. Our business grew from there, and we became a publicly traded company in 1963. Our current company was incorporated in Delaware in 1985 as the successor to the original company, which was incorporated in Ohio in 1957. We expanded our business by acquiring Owens Foods (then known as Owens Country Sausage) in 1987 and SWH Corporation, which does business as Mimi’s Café, in July 2004.
We have a 52 or 53 week fiscal year that ends on the last Friday in April. When we refer to fiscal 2007, fiscal 2006 and fiscal 2005, we are referring to our fiscal years that ended on April 27, 2007, April 28, 2006, and April 29, 2005, respectively. Fiscal 2007, fiscal 2006 and fiscal 2005 each had 52 weeks.
The following table contains information regarding revenues, operating profit and identifiable assets of our restaurant business and food products business for each of our last three fiscal years.

	Fiscal Year
	(Dollars in Thousands)
	2007	2006	2005
Sales:
Restaurant Operations	$1,385,841	$1,335,741	$1,230,301
Food Products	304,665	286,460	269,903

	1,690,506	1,622,201	1,500,204
Intersegment Sales of Food Products	(36,046)	(37,382)	(40,009)

Total	$1,654,460	$1,584,819	$1,460,195

Operating Income:
Restaurant Operations	$78,553	$70,497	$57,710
Food Products	19,869	14,860	9,196

Total	$98,422	$85,357	$66,906

Identifiable Assets:
Restaurant Operations	$1,071,942	$1,068,331	$1,041,386
Food Products	87,269	83,699	79,608

	1,159,211	1,152,030	1,120,994
General corporate assets	37,751	33,048	29,948

Total	$1,196,962	$1,185,078	$1,150,942

Our Strategy
We believe our restaurant and food products businesses are regional brands with national potential. Our vision and mission statements embody our expectations for our company’s future. Our vision is to be the “Best in Class” in all of our food businesses. We strive to accomplish this vision by pursuing our mission — building brand loyalty by delighting customers with high-quality, delicious products “at our place or yours,” while balancing the needs of our employees, guests and stockholders.
We believe we can achieve our vision and mission by following a set of principles we developed during fiscal 2007 called our BEST “Bob Evans Special Touch” Brand Builders:
1.	Win Together as Team — Our entire team must be aligned around the same goals and have a clear sense of what needs to be accomplished. We also must have the right people performing the right jobs and share best practices across all of our businesses. Most importantly, we are committed to linking incentives to our critical performance metrics.

2.	Consistently Drive Sales Growth — We must bring our brand positioning to life in everything we do. Our goal is to drive sales with high-quality products, exceptional customer service, suggestive selling and effective, compelling marketing.

3.	Improve Margins With an Eye on Customer Satisfaction — We must keep our customers satisfied with high-quality products while improving our long-term profitability. This involves using effective systems and processes to deliver margin improvements.

4.	Be the BEST at Operations Execution — We are committed to producing the highest-quality products and following the highest food safety standards. We must drive customer and employee satisfaction and fix service “dissatisfiers.” We also must drive operational efficiency and productivity.

5.   Increase Returns on Invested Capital — We must strive to have a good return on the money we spend. All of our employees must think and act like owners of our business.
Our Restaurant Concepts
As of April 27, 2007, we owned and operated 579 Bob Evans Restaurants and 115 Mimi’s Cafés, with no franchising. Through our two restaurant concepts, we offer our customers a unique dining experience by serving a variety of high-quality, reasonably priced breakfast, lunch and dinner items in family-friendly settings.
Bob Evans Restaurants
Our vision for our Bob Evans Restaurants is to be nationally recognized as a premier restaurant company in all markets in which we compete. Our mission is to be our customers’ favorite restaurant by giving them our Bob Evans Special Touch (BEST)...one customer at a time. Bob Evans Restaurants are founded on quality, homestyle food and friendly service. We are positioning the concept as the “Home of Homestyle” by featuring authentic homestyle goodness with a Bob Evans twist. The restaurants feature a wide variety of “comfort foods” inspired by our homestead heritage, such as Bob Evans sausage gravy and slow-roasted turkey breast.
Breakfast is the traditional strength of Bob Evans Restaurants. Breakfast entrées are served all day and feature traditional favorites such as sausage, bacon, eggs and hotcakes, as well as specialty offerings like crepes and stuffed french toast. We also offer a wide variety of lunch and dinner entrées, including a full line-up of salads and signature dinner items such as country fried steak and slow-roasted turkey and pork. During fiscal 2007, we added a number of innovative items to our menu, including Knife and Fork Sandwiches, Homestyle Pastas, Stacked and Stuffed Hotcakes and Big Farm Salads.
Bob Evans Restaurants feature an inviting atmosphere with country-style décor and warm interiors. The atmosphere evokes images of a classic, timeless country home. Most traditional Bob Evans Restaurants range in size from approximately 3,600 to 6,500 square feet while our larger Bob Evans Restaurants & General Stores are approximately 9,800 square feet. Our current prototype Bob Evans Restaurant is an approximately 5,400 square-foot building with 155 seats indoors. During fiscal 2007, we began working with a consulting firm on plans to re-image our restaurants. These plans focus on improving our Corner Cupboard retail areas (discussed below) and carryout business capabilities while improving the overall appeal of our Bob Evans Restaurants.
We believe our Bob Evans Restaurants draw people who want a wholesome meal at a fair price in a family- friendly atmosphere. Average per-guest checks for fiscal 2007 for breakfast, lunch and dinner were $7.09, $7.54 and $7.89, respectively, for an average of $7.49 for all day parts. Depending on each location’s business patterns, Bob Evans Restaurants are generally open from 6 a.m. or 7 a.m. until 9 p.m. or 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday at some locations. During fiscal 2007, breakfast, lunch and dinner accounted for 32%, 37% and 31%, respectively, of total Bob Evans Restaurant revenue. Sales on Saturday and Sunday accounted for approximately 40% of a typical week’s revenue during fiscal 2007.

We offer retail gifts, food items and other novelties for sale on a limited basis in the Corner Cupboard areas located inside 432 of our traditional Bob Evans Restaurants and on a much larger scale in our seven Bob Evans Restaurants & General Stores. In fiscal 2007, retail sales accounted for 1.9% of sales at Bob Evans Restaurants. During fiscal 2007, we began developing plans to improve our selection of retail products by offering more branded items that are consistent with our homestead heritage. We expect to implement these plans in fiscal 2008.
Mimi’s Cafés
Mimi’s Café is a casual dining concept positioned as an “affordable luxury.” Mimi’s Cafés offer a wide selection of freshly prepared, high-quality food in an upbeat and sophisticated atmosphere. The concept combines elements of an upscale casual experience with broad everyday appeal. More than 100 freshly prepared breakfast, lunch and dinner items are featured on the menu. Mimi’s Cafés feature American comfort foods, such as our signature “Famous” Chicken Pot Pie and Pot Roast, as well as a comprehensive selection of ethnic cuisine and seafood favorites, such as Pasta Jambalaya and Hibachi Salmon, and a broad selection of high-quality beer and wine. During fiscal 2007, we implemented a full bar in 17 existing and 11 new Mimi’s Cafés. We believe, based on initial results, that full bars may increase alcohol sales and boost profit margins. As a result, we plan to include full bars in all but one of the units constructed during fiscal 2008. Mimi’s Cafés complement fine food with excellent service that emphasizes our high standards, core values and attention to detail. We believe that Mimi’s Cafés’ high-quality food, broad menu, exceptional service, unique atmosphere and affordable average check make the concept attractive to a broad demographic range.
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
Most Mimi’s Cafés range in size from 6,000 to 7,000 square feet. Our current prototype Mimi’s Café is an approximately 6,500 to 6,800 square-foot building with approximately 200 seats indoors and 25 seats on the patio.
Average per-guest checks for fiscal 2007 for breakfast, lunch and dinner were $8.89, $10.40 and $11.66, respectively, for an average of $10.51 for all day parts. Sales of alcoholic beverages accounted for approximately 3.4% of Mimi’s Cafés’ sales in fiscal 2007. Mimi’s Cafés are generally open from 7 a.m. to 11 p.m., with breakfast being served until 11 a.m. During fiscal 2007, breakfast, lunch and dinner accounted for 20%, 39% and 41%, respectively, of total Mimi’s Cafés’ revenue. Sales on Saturday and Sunday accounted for approximately 53% of a typical week’s revenue during fiscal 2007.
We own and operate SWH Custom Foods, an approximately 25,000-square-foot prep kitchen in Fullerton, California, that prepares signature muffin mixes, dressings, sauces and soups for Mimi’s Cafés and third party restaurants. By producing approximately 40 to 45 different items, SWH Custom Foods allows Mimi’s Cafés to maintain a consistent flavor profile and efficiently produce an extensive menu of freshly prepared, high-quality items. We believe that our third party services validate the quality of SWH Custom Foods’ operations and enable us to profitably drive incremental sales and utilize excess capacity with minimal additional capital commitment.

Restaurant Management
We believe that high-quality restaurant management is critical to the success of our restaurant concepts. Our restaurant management structure varies by concept and restaurant size. Each Bob Evans Restaurant employs approximately 50 to 90 hourly employees and is led by a general manager and two to three assistant managers, depending on the size, location and sales volume of the unit. Bob Evans Restaurant general managers report to an area director, who in turn reports to a vice president — regional director of operations. During fiscal 2007, we began streamlining the structure of our Bob Evans Restaurant operations management. Each vice president — regional director of operations is now responsible for approximately 15 area directors, and each area director oversees approximately seven units. Bob Evans Restaurants are visited regularly by all levels of management to ensure they are functioning well and adhering to the concept’s standards.
Each Mimi’s Café employs approximately 100 to 125 hourly employees and is led by a general manager and three to four assistant managers, depending on the size, location and sales volume of the unit. Mimi’s Café general managers report to a “market partner,” who in turn reports to Mimi’s chief operating officer or vice president of operations. The market partner program encourages multi-unit regional managers to facilitate the initial development (in selected markets) and the ongoing operations (in all markets) of Mimi’s Cafés. The Market Partner’s role is to ensure that each Mimi’s Café within his or her territory achieves a competitive return on investment through the successful execution of the concept.
We have different versions of the market partner program. Under the version of the program started in 2001, each time a market partner opens a new Mimi’s Café, he or she enters into a new five-year employment agreement in exchange for a base salary and the right to purchase a portion of the cash flows generated from each Mimi’s Café that he or she oversees. We may, under certain conditions, repurchase the market partner’s right to receive a portion of the cash flows of the restaurants he or she manages. By requiring a level of commitment and by providing the market partner with a significant stake in the success of the Mimi’s Cafés under his or her management, we believe we are able to attract, motivate and retain highly talented and experienced restaurant operators.
In other markets not under the 2001 market partner program, the market partners direct restaurant management in all phases of restaurant operations and receive a competitive base salary and a bonus based on the financial performance of the Mimi’s Cafés they oversee.
We currently have 23 market partners system-wide, and we intend to continue to add new market partners as Mimi’s Café enters new markets and we expand the concept’s growth in existing markets.
Restaurant Locations and Expansion
As of April 27, 2007, Bob Evans Restaurants were located in 18 states, primarily in the Midwest, mid-Atlantic and Southeast, and Mimi’s Cafés were located in 20 states, primarily in California and other western states. The following table sets forth the number, type and location of our restaurants as of the end of fiscal 2007.

Restaurants in Operation at April 27, 2007

		Bob Evans
	Bob Evans	Restaurants &		Total
	Restaurants	General Stores	Mimi's Cafés	Restaurants
Arizona			10	10
Arkansas			2	2
California			53	53
Colorado			7	7
Delaware	7			7
Florida	50		9	59
Georgia			2	2
Illinois	16		1	17
Indiana	60			60
Kansas	3		2	5
Kentucky	23		1	24
Maryland	28			28
Michigan	52			52
Missouri	22	1	2	25
Nebraska			1	1
Nevada			4	4
New Jersey	6			6
New Mexico			1	1
New York	8			8
North Carolina	13		2	15
Ohio	194	2	3	199
Oklahoma			2	2
Pennsylvania	38	1		39
South Carolina	3	1	1	5
Tennessee	3	1	1	5
Texas			7	7
Utah			4	4
Virginia	17			17
West Virginia	29	1		30

TOTAL	572	7	115	694

We believe that we have to expand our restaurants with a focus on the quality, not just the quantity, of openings. Future restaurant growth depends on a variety of factors including the availability of sites at prices that are projected to meet or exceed our desired returns, growth trends in consumer demand for our restaurant concepts, our ability to obtain local permits, and the availability of high-quality management and hourly employees.
We locate new Bob Evans Restaurants in high-traffic retail areas or near major interstate highways in new and existing regional markets that we believe will support the concept. Members of senior management evaluate, inspect and approve each potential site before it is acquired or leased. Beginning in fiscal 2006, we slowed the expansion of Bob Evans Restaurants in light of decreasing same-store sales and profitability. In fiscal 2007, we opened 10 new Bob Evans Restaurants, compared to 20 in fiscal 2006 and 37 in fiscal

2005. We will further reduce new openings to approximately four in fiscal 2008, as we intensify our efforts to improve the performance and profitability of our existing Bob Evans Restaurants.
We periodically assess all of our existing Bob Evans Restaurants under our “Four Rs” program to determine whether any units should be replaced, relocated, re-imaged or retired. During fiscal 2007, we re-imaged 54 and replaced 4 Bob Evans Restaurants. Re-imaging involves equipment and décor updates and remodeling. We believe that replacing (i.e., rebuilding) or re-imaging our older Bob Evans Restaurants increases customer satisfaction and same-store sales. During fiscal 2008, we plan to re-image approximately 60 and replace 6 Bob Evans Restaurants. During fiscal 2007, we retired 18 underperforming Bob Evans Restaurants located in Florida (2), Illinois (2), Indiana (1), Kansas (1), Kentucky (1), Mississippi (1), Missouri (1), North Carolina (2), Ohio (3), Pennsylvania (1), South Carolina (1), Tennessee (1) and Virginia (1). We believe these closures strengthened our restaurant portfolio by improving overall returns and freeing up resources for other uses.
We locate Mimi’s Cafés in convenient, high-traffic areas in new and existing regional markets that we believe will support the concept. The concept follows a rigorous site selection process in which senior management considers a variety of factors, including population density, household income in the area, competition, the site’s visibility and traffic patterns, and accessibility and proximity to retail centers. During fiscal 2007, we opened 13 new Mimi’s Cafés, including 9 in new markets. Most Mimi’s Cafés that opened in new markets in fiscal 2007 have met or exceeded average sales volume for the concept, which we believe demonstrates the concept’s broad acceptance across the United States. During fiscal 2008, we expect to open 14 to 16 new Mimi’s Cafés located in new and existing markets. We also plan to remodel approximately six to eight Mimi’s Cafés. We have never closed a Mimi’s Café.
Carryout Business
During fiscal 2007, carryout business in Bob Evans Restaurants accounted for approximately 7% of the concept’s total revenues. To increase carryout business and customer satisfaction, we continue to include an enhanced carryout area in all new Bob Evans Restaurant locations. Dedicated staffing and facilities allow us to better serve carryout customers. While our Bob Evans Restaurants do not offer drive-through service, we are currently testing curbside carryout at select Bob Evans Restaurants. Carryout at Mimi’s Cafés accounted for 4% of the concept’s total revenues in fiscal 2007. We continue to test curbside carryout at Mimi’s Café. We plan to expand carryout business at both concepts during fiscal 2008 by enhancing marketing programs to increase consumer awareness and by offering take-home feasts for selected holidays.
Purchasing and Distribution
Our ability to offer high-quality, reasonably-priced menu items at our restaurants depends upon acquiring food products and related items from reliable sources at competitive prices. Our purchasing team sources, negotiates and purchases food and non-food items for our restaurants from more than 700 suppliers. All suppliers must adhere to strict product specifications and quality control standards.
To obtain competitive prices, our purchasing team negotiates directly with our suppliers and occasionally uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. Additionally, we purchase products in bulk for our food products operations and negotiate volume discounts with suppliers. During fiscal 2007, we consolidated our purchasing activities into one purchasing department for the entire company. We believe this will allow us to leverage the combined purchasing power of both restaurant concepts and our food products division. As part of this effort, we increased the use of competitive bidding and implemented reverse on-line auctions for certain products to be supplied to our restaurants and food production plants. We expect to continue these efforts in fiscal 2008.

Bob Evans Restaurants are supplied with sausage products and a limited number of other items by our driver-salesmen, and to a lesser extent, independent food distributors, depending upon the restaurant location. Other food and inventory items are distributed by third parties once or twice a week. Our distributors purchase products from the suppliers we specify, at the prices we negotiate, and distribute them on a cost-plus basis to our restaurants. Historically, a substantial majority of our Bob Evans Restaurants were supplied by a single distributor, Mattingly Foods, Inc. During fiscal 2007, we used competitive bidding to identify other distributors for a portion of our Bob Evans Restaurants. Although we currently use four distributors for our Bob Evans Restaurants, Mattingly Foods continues to distribute food products to more than half of these units.
SWH Custom Foods (Mimi’s Café’s in-house prep kitchen) prepares muffin mixes, dressings, sauces and soups for all Mimi’s Cafés. These items and other products are distributed to Mimi’s Cafés by third parties approximately twice per week. Produce, breads and dairy items are generally delivered to each Mimi’s Café four to five times per week to ensure freshness. PFG Customized Distribution, a national food distributor, is the primary supplier of food to Mimi’s Cafés.
Although Mattingly Foods and PFG Customized Distribution furnish products to a substantial number of our restaurants, we believe the products can be readily provided by other distributors. We have not experienced any material or continued shortage of the products distributed by any third parties, including Mattingly Foods and PFG Customized Distribution.
Sources and Availability of Raw Materials
Menu mix in the restaurant business is varied enough that raw materials historically have been readily available. However, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. We believe that all essential food products will continue to be available from our existing suppliers or, upon short notice, can be obtained from other qualified suppliers. Due to the rapid turnover of perishable food items, our restaurants maintain inventories with a modest aggregate dollar value in relation to revenues.
Advertising and Marketing
We spent approximately $33.6 million on restaurant advertising and marketing during fiscal 2007. Most of our advertising budget was spent on television, radio, print and outdoor advertising for Bob Evans Restaurants. During fiscal 2007, we focused our advertisements on the promotion and support of new Bob Evans Restaurant menu items, including Knife and Fork Sandwiches, Homestyle Pastas, Stacked and Stuffed Hotcakes and Big Farm Salads, rather than on general brand awareness. We also support in-store merchandising, menus, kids’ marketing programs and local store marketing for both concepts. Mimi’s Café relies on word-of-mouth and local store marketing rather than traditional advertising media, and we plan to continue this practice. During fiscal 2007, Mimi’s Café rolled-out a new Web site, featuring an “e-club” which allows customers to receive news and updates regarding new menu features and more.
Research and Development
We continuously test food items to identify new and improved menu offerings to appeal to our existing customers, satisfy changing eating trends and attract new customers. Product development for Bob Evans Restaurants is concentrated on unique homestyle options, as well as quality enhancements to some of our best-selling items to keep the menu fresh and relevant. During fiscal 2007, Bob Evans Restaurants focused on creating an 18-month product development pipeline and introduced several innovative items, such as Country Benedicts, Knife and Fork Sandwiches and Stacked and Stuffed Hotcakes. Mimi’s Café also continues to add new menu items to keep its menu fresh and exciting. During fiscal 2007, Mimi’s Café continued its focus on special seasonal offerings, such as Citrus Broiled Shrimp & Fresh Asparagus, Pan Seared Scallops & Butternut Squash Ravioli and Spring Lamb Shank. Research and development expenses for our restaurant operations have not been material.
Competition
The restaurant industry is highly competitive. There are many different segments within the restaurant industry, distinguishable based on the type of food, food quality, service, location, associated price-to-value relationship and overall dining experience. We have positioned our Bob Evans Restaurants in the family dining segment and our Mimi’s Cafés in the upscale family, casual dining segment. The restaurant business is affected by changes in the public’s eating habits and preferences, population trends, traffic patterns, weather conditions, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry are the quality and value of menu offerings, quality and speed of service, attractiveness of facilities, advertising, name-brand awareness and image, and restaurant locations. Although we believe our restaurant concepts compete favorably with respect to each of these factors, many of our competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources than we do. Additionally, we compete with many restaurant operators and other retail establishments for site locations and restaurant employees. We also face growing competition from quick-service restaurant operators who are expanding their breakfast offerings.
Food Products Operations
We offer a wide variety of fresh, quality, homestyle food products under the Bob Evans and Owens brand names. We believe our food products provide convenient meal solutions that uphold our high-quality standards and unique farm-fresh taste. Our food products include approximately 40 varieties of fresh, smoked and fully cooked pork sausage and hickory-smoked bacon products. We also offer approximately 50 complementary, convenience food items in the refrigerated and frozen areas of grocery stores such as mashed potatoes, macaroni & cheese, microwaveable sandwiches and slow-roasted main dish entrées.
During fiscal 2007, we expanded our Bob Evans food products offerings by introducing fully cooked Express sausage patties; meatloaf and beef stew main dish entrées; three large breakfast sandwiches; two thaw and serve “Breakfast Breads;” and green bean casserole. Our refrigerated mashed potatoes and macaroni & cheese side dishes continue to grow as a percentage of our food products volume. Sales continue to build for our microwaveable slow-roasted dinners, including turkey breast, pork roast and beef pot roast. We will continue to drive new product development and enhance existing items through our new product innovation pipeline to address changing consumer demands.
During fiscal 2007, we integrated our Bob Evans and Owens brands by aligning functional areas for both brands, including sales, manufacturing and administrative functions. We believe this helped us reduce overhead, streamline daily functions, better leverage plant capacity, and utilize manufacturing, sales and distribution systems to benefit the entire food products organization.

Production
We produce food products in our seven manufacturing facilities. We produce fresh sausage products at our plants located in Galva, Illinois; Hillsdale, Michigan; and Xenia, Ohio. Our Bidwell, Ohio and Richardson, Texas plants produce both fresh and fully cooked sausage products. Our Sulphur Springs, Texas plant is a ready-to-eat sandwich assembly facility. Our Springfield, Ohio, plant produces ready-to-eat soups and gravies. We also operate a distribution center in Springfield, Ohio, that serves as a hub for our warehouse and direct store distribution system.
We are in the process of implementing a plant rationalization program to ensure we are positioned for future growth. The program is geared to identify operational gaps and opportunities to improve production efficiencies. As part of this program, we have initiated an expansion of our Springfield, Ohio, distribution center, which is expected to be completed in the fall of 2007 at a cost of approximately $9 million.
Food safety is critical to our business. We have prepared and follow a Hazard Analysis and Critical Control Points (“HACCP”) program at each of our manufacturing plants. HACCP is a comprehensive system developed in conjunction with government agencies to prevent food safety problems by addressing physical, chemical and biological hazards. We use HACCP to identify potential safety hazards so that key actions can be taken to reduce or eliminate risks during production.
We use third parties to manufacture or “co-pack” all of the Bob Evans and Owens products which are not produced in our own facilities. These co-packed items include our mashed potatoes, macaroni and cheese and some meat items. At the end of fiscal 2007, we used 16 third parties to manufacture food products for us.
Sales
The U.S. food industry has experienced significant consolidation over the last 15 to 20 years as competitors have shed non-core businesses and made strategic acquisitions to complement category positions, maximize economies of scale in raw material sourcing and production, and expand retail distribution. The importance of sustaining strong relationships with retailers has become a critical success factor for food companies and drives category management and continuous replenishment programs. Food companies with category leadership positions and strong retail relationships have increasingly benefited from these initiatives as a way to maintain shelf space and maximize distribution efficiencies.
Although our Bob Evans brand mashed potatoes are only available on a regional basis, we believe they are one of the leading brands of refrigerated mashed potatoes in the country. Our goal is to leverage our strong share position to secure additional retail store business and extend the Bob Evans brand nationally. We also believe strong brand awareness is critical in maintaining and securing valuable retail shelf space and will provide a strong platform for introducing product line extensions and new products.
Retail sales account for over 80% of our food products business, with foodservice sales and sales to our restaurants comprising the remainder. Our sales force, which consists of our route-sales team, field sales representatives and food brokers, sells our food products to a number of leading national and regional retail chains. A relatively small number of customers account for a large percentage of our sales. For fiscal 2007, our largest 10 accounts represented approximately 43% of our total food products sales, with Wal-Mart Stores, Inc. (and its affiliates) and The Kroger Co. each accounting for over 10% of these sales. During fiscal 2007, we restructured our sales force into national account teams to better address the needs of our key retailers on a long-term basis.

We continue to devote time and effort on sales of our products to foodservice customers. Items for our foodservice customers are made to their specifications and include fresh and fully cooked sausage, sausage gravy and breakfast sandwiches. Although foodservice only represents 8% to 9% of our food products volume, it provides us with incremental volume in our production plants, as well as an opportunity for future growth.
We sell a variety of products to the U.S. military, including convenience food items and fresh and fully cooked sausage. Products sold to the military represented less than 1% of our food products volume in fiscal 2007. We recently organized a sales team to work in conjunction with food brokers to address the unique needs of the U.S. military and to attempt to grow this business.
Distribution
Our sausage and other refrigerated food products are distributed predominantly through our direct-store delivery system and, to a lesser extent, customer warehouses. We also distribute our products through food wholesalers and distributors who primarily service smaller, independent grocers.
At the end of fiscal 2007, Bob Evans and Owens brand products were available for purchase in more than 15,000 grocery stores in 46 states, the District of Columbia and the Toronto, Canada area. Our Owens brand products were available for purchase in Arizona, Arkansas, Colorado, Louisiana, New Mexico, Oklahoma and Texas, and portions of Mississippi, Missouri and Nevada. During fiscal 2007, we added approximately 2,000 stores and 11 new states to our distribution network. We also began our first international sales in the Toronto, Canada, area.
We continue to work with retailers in states where there is an opportunity to distribute our products. We will explore expansion prospects with retailers to profitably increase points of distribution.
Sources and Availability of Raw Materials
The most important raw material used in our food products business is live hogs, which we depend upon to produce our pork sausage products. We procure live hogs at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in many states and Canada. The live hog market is highly cyclical in terms of the number of hogs available and the current market price. The live hog market is also dependent upon supply and demand for pork products and corn production, because corn is the major food supply for hogs. We have not experienced any significant or prolonged difficulty in procuring live hogs. We have not traditionally contracted in advance for the purchase of live hogs, although we have done so in limited quantities from time-to-time.
Other important raw materials used in our food products operations are seasonings and packaging materials. Historically, these materials have been readily available, although some items may be in short supply during certain seasons and prices fluctuate according to availability. Generally, we purchase these items under supply contracts, and we occasionally engage in forward buying when we believe it to be advantageous. We believe that these items will continue to be available from our existing suppliers or, upon short notice, can be obtained from other qualified suppliers.
Most of our food products are highly perishable and require proper refrigeration. Product shelf life ranges from 18 to 60 days for refrigerated products. Due to the highly perishable nature and shelf life of our food products, our production plants normally process only enough product to fill existing orders. As a result, we maintain minimal inventory levels.

Advertising and Marketing
During fiscal 2007, we spent approximately $8.2 million marketing our food products. Our food products marketing programs consist of advertising, consumer promotions and trade promotions. Our advertising activities include television, radio, newspaper and magazine advertisements aimed at increasing brand awareness and building consumer loyalty. Consumer promotions include the distribution of recipes featuring our products and targeted coupons designed to attract new customers and increase the frequency of purchases. Our trade promotions are aimed at providing retail display support and securing additional shelf space.
Competition
The food products business is highly competitive and is affected by changes in the public’s eating habits and preferences, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry are the quality and value of the food products offered, flavor, advertising and name brand awareness. We believe that we compete favorably with respect to each of these factors. Our competitors include well-established national, regional and local producers and wholesalers of similar products, some of whom have substantially greater financial, marketing and other resources than we do. Nonetheless, we believe that sales of our sausage and mashed potato products constitute a significant portion of sales of comparable products in the majority of our core markets.
Seasonality and Quarterly Results
Our restaurant and food products businesses are subject to seasonal fluctuations. Historically, our highest levels of revenue and net income at Bob Evans Restaurants occurred in the first and second quarters of the fiscal year. Many Bob Evans Restaurants are located near major interstate highways and generally experience increased revenue during the summer travel season. Conversely, Mimi’s Café business traditionally tends to be slightly lower in the summer months. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes in some of the markets where we operate. Our food products business is seasonal to the extent that third and fourth quarter sales are typically higher due to increased sales of fresh sausage during the colder months from November through April. We promote sausage products for outdoor grilling in an attempt to create more volume during the summer months. Quarterly results have been and will continue to be significantly impacted by the cost and availability of raw materials, as well as the timing of new restaurant openings and their associated preopening costs. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.
Trademarks and Service Marks
Our registered trademarks and service marks include, among others, the marks “Bob Evans” and “Mimi’s Café” for our restaurant business; “Bob Evans,” “Snackwiches,” “Brunch Bowls” and “Border Breakfasts” for our food products business; “SWH Custom Foods” for our prep kitchen services; and the Bob Evans and Mimi’s Café logos. We pursue a vigorous registration program for our marks with the United States Patent and Trademark Office. In order to better protect our brands, we have also registered our ownership of the Internet domain names “www.bobevans.com” and “www.mimiscafe.com.” We believe that our trademarks, service marks, proprietary recipes and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts and food products. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concepts. It may be difficult for us to prevent others from copying elements of our restaurant concepts and food products, and any litigation to enforce our rights would likely be costly.
Government Regulation
We are subject to numerous federal, state and local laws affecting our businesses. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development and openings of new restaurants or could disrupt the operations of existing restaurants. However, we believe that we are in compliance in all material respects with all applicable governmental regulations, and we have not experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open or operate any restaurant to date.
Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wage, meal and rest breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence and mandated health benefits for all employees, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and food products operations. Minimum wage increases in California, Ohio and many other states in which we operate during fiscal 2007 affected the profitability of our restaurants and led to increased menu prices. Various proposals that would require employers to provide health insurance for all of their employees are considered from time to time in Congress and various states. The imposition of any requirement that we provide health insurance to all employees could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.
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
Alcoholic beverage control regulations require each Mimi’s Café to apply to a state authority and, in certain locations, county and municipal authorities for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our Mimi’s Cafés, including the minimum ages of patrons and employees, employee alcoholic beverage training, hours of operation, advertising, wholesale purchasing, inventory control and the handling, storage and dispensing of alcoholic beverages. We have not encountered any significant problems related to alcoholic beverage licenses to date.
Mimi’s Cafés located in certain states may be subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person with the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We train our Mimi’s Café employees how to serve alcohol and carry liquor liability coverage as part of our existing comprehensive general liability insurance. We have never been named as a defendant in a lawsuit involving “dram-shop” statutes.
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
Employees
As of April 27, 2007, we employed approximately 51,092 persons, including 49,914 in our restaurant business and 1,178 persons in our food products business. None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe our working conditions and compensation packages are generally comparable with those offered by our competitors. We consider overall relations with our employees to be favorable.
Available Information
Our Internet Web site address is http://www.bobevans.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our Web site or connected to it is not incorporated into this Annual Report on Form 10-K.
Item 1A. Risk Factors
The risk factors presented below may affect our future operating results, financial position and cash flows. In addition to the risk factors presented below, changes in general economic conditions, consumer tastes and discretionary spending patterns, demographic trends and consumer confidence in the economy, which affect consumer behavior and spending for restaurant dining occasions and retail purchases in general, may have a material impact on us. Our actual results could vary significantly from any results expressed or implied by forward-looking statements depending upon a variety of factors, including, but not limited to, the following risks and uncertainties:
Our business could suffer if we are the subject of negative publicity or litigation regarding allegations of food-related illnesses.
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
Our failure to maintain positive same-store sales would likely have a material adverse effect upon our financial condition, results of operation and cash flows.
Same-store sales are a key measure of the financial health of our company, as well as individual restaurants. Same-store sales growth may be affected by a number of factors, including:
•	local and national economic conditions affecting consumer spending habits;

•	gasoline prices;

•	customer trends;

•	intense competition in the restaurant business;

•	customer satisfaction;

•	extraordinary events such as weather or natural disasters; and

•	pricing pressure.
Same-store sales at Bob Evans Restaurants increased 0.1% in fiscal 2007. However, Bob Evans Restaurants experienced a decline in same-store sales in both fiscal 2005 and fiscal 2006. Also, Mimi’s Café same-store sales increased 1.6% in both fiscal 2007 and fiscal 2006 compared to a 4.4% increase in fiscal 2005 (for the period after our acquisition of Mimi’s Café). Our failure to maintain positive same-store sales for extended periods of time for either of our restaurant concepts would have a material adverse effect upon our business, results of operations and financial condition.
A decline in general economic conditions could materially, adversely affect our financial results.
Consumer spending habits, including discretionary spending on dining out at restaurants such as ours, are affected by:
•	prevailing economic conditions, such as the housing market;

•	energy costs, especially gasoline prices;

•	levels of employment;

•	salaries and wage rates;

•	consumer confidence; and

•	consumer perception of economic conditions.
Continued weakness or uncertainty of the United States economy as a result of reactions to increasing gasoline prices, inflation, unemployment, war, terrorist activity or other unforeseen events could materially, adversely affect consumer spending habits, which would likely result in lower restaurant sales.
Our success depends on our ability to compete effectively in the restaurant and food products industries.
The restaurant industry is highly competitive and is affected by changes in the public’s eating habits and preferences, population trends, traffic patterns, weather conditions, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry are the quality and value of the menu items offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image, and restaurant locations. Many of our competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources than we do, which may give them competitive advantages. We also compete with many restaurant operators and other retail establishments for site locations and restaurant employees. We expect competition to intensify as our competitors expand operations in our markets and quick-service restaurant chains expand their breakfast offerings. This could materially, adversely affect our financial position or results of operations.
The food products business is also highly competitive and is affected by changes in the public’s eating habits and preferences, as well as by local and national economic conditions affecting consumer spending habits. Key competitive factors in the industry are the quality and value of the food products offered, flavor, advertising and name brand awareness. Our competitors include well-established national, regional and local producers and wholesalers of similar products, many of whom have substantially greater name recognition and financial, marketing and other resources than we do, which may give them competitive advantages. We expect competition to intensify as other food companies introduce refrigerated side dishes to compete with our successful mashed potatoes and macaroni and cheese products.
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
We are pursuing a moderate and disciplined growth strategy which, to be successful, will depend in large part on our ability to open new restaurants and to operate these restaurants on a profitable basis. We cannot guarantee that we will be able to achieve our expansion goals or operating results similar to those of our existing restaurants. One of our biggest challenges in meeting our growth objectives will be to locate and secure an adequate supply of suitable new restaurant sites. We have experienced delays in opening some of our restaurants and may experience delays in the future. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:
•	the availability and hiring of qualified personnel;

•	reliance on management to identify available and suitable restaurant sites;

•	competition for restaurant sites;

•	negotiation of favorable purchase or lease terms for restaurant sites;

•	timely development of new restaurants, including the availability of construction materials and labor;

•	management of construction and development costs of new restaurants;

•	securing required governmental approvals and permits in a timely manner, or at all;

•	cost and availability of capital;

•	competition in our markets; and

•	general economic conditions.
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
Our food products business is dependent upon a single manufacturing facility for the production of a significant number of items.
Currently, our Bidwell, Ohio, plant manufactures the majority of our fully cooked sausage and meat products, and our Richardson, Texas, plant only has limited capacity to produce these products. If a natural disaster or significant labor issue affected our ability to operate our Bidwell plant, we may not be able to produce fully cooked products needed to supply our Bob Evans Restaurants and fulfill food products customers’ orders in a timely manner. We also have not identified secondary suppliers for food products manufactured in our plants. Our prolonged inability to provide products to fill orders in a timely manner would have an adverse effect on both our restaurant and food products businesses and our results of operations.
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
Our success depends in part upon our ability to attract, train, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers who can meet the high standards necessary to deliver the levels of food quality and service on which our restaurant concepts are based. The short supply of qualified individuals in some areas could strain our restaurant operations, delay new restaurant openings or require us to increase wages to attract desired individuals, which would materially, adversely affect our financial position or results of operations. Also, high rates of employee turnover could have a negative impact on food quality and customer service, which would result in an adverse effect on our restaurant business and results of operations.

Because many of our restaurants are concentrated in certain geographic areas, our results of operations could be materially, adversely affected by regional economic conditions and events.
The concentration of many of our existing and planned restaurants in particular regions could affect our operating results in a number of ways. For example, our results of operations may be adversely affected by economic conditions in that region, the local labor market and regional competition. Also, adverse publicity relating to our restaurants in a region in which they are concentrated could have a more pronounced adverse effect on our overall revenue than might be the case if our restaurants were more broadly dispersed. A majority of our Bob Evans Restaurants are located in Ohio and other parts of the Midwest, which makes us particularly sensitive to economic conditions, natural disasters, severe weather and other events in this region. We believe same-store sales at our Bob Evans Restaurants are particularly sensitive to economic conditions in the Midwest. Also, given that almost half of our Mimi’s Cafés are located in California, we are also particularly sensitive to events and developments in that state, such as earthquakes or other natural disasters and energy shortages.
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
The restaurant industry and the food products industry are subject to various federal, state and local laws and regulations. Compliance with these legal requirements may be more costly than we expect. The failure to obtain and/or retain licenses, permits or other regulatory approvals could delay or prevent the opening of a restaurant and/or the continued operation of a particular restaurant or food products manufacturing facility. Our failure to comply with applicable laws and regulations could also result in fines or legal actions that could adversely affect our business, results of operations and financial position. Significant legal and regulatory issues affecting our business include:
•	employment laws, including minimum wage requirements, overtime pay, meal and rest break requirements, health insurance, unemployment tax rates, discrimination laws, workers’ compensation rates, and citizenship and immigration requirements;

•	permit requirements for the sale of food and alcoholic beverages;

•	health, safety and fire regulations;

•	zoning, land and environmental regulations;

•	sales tax;

•	food safety regulations governing the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States;

•	laws governing public access and employment for people with disabilities; and

•	state “dram shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
Our business could suffer if we are the subject of increased litigation regarding personal injuries suffered on our premises, discrimination, harassment or other labor matters.
Employee and customer claims against us based on, among other things, personal injury, discrimination, harassment, wage and hour disputes or wrongful termination may divert our financial and management resources from operating our businesses. For example, in fiscal 2006, we took a charge of approximately $0.9 million in connection with the settlement of a class action brought against Mimi’s Café that alleged, among other things, that non-exempt employees were not provided proper meal and rest breaks under California law. A significant increase in the number of these claims or an increase in the number of successful claims could have a material adverse effect on our business, results of operations and financial condition.
Our inability to successfully and sufficiently raise menu and food products prices to offset increased costs could result in a decline in margins.
We utilize price increases for menu offerings and food products to help offset cost increases, including increased costs for wholesale food, raw materials, distribution, minimum wages, employee benefits, construction, fuel, utility, inflation and other costs. During fiscal 2007, we implemented menu price increases at a significant number of Bob Evans Restaurants and Mimi’s Cafés to help offset substantial minimum wage increases in many of the states in which we operate, including Ohio and California. Our food products business is also particularly sensitive to hog costs. We may not be able to anticipate and react to changing costs by adjusting our purchasing practices and prices to sufficiently account for increased costs, especially further minimum wage increases at the federal and/or state level. Also, because we offer moderately priced food, we may not be able to, or may choose not to, pass along price increases to our customers which could materially, adversely affect our business and results of operations.
We are dependent on timely delivery of fresh ingredients by our suppliers.
Our restaurant operations are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat. The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in weather, supply and demand, the economy and political conditions could adversely affect the cost, availability and quality of our ingredients. If the variety or quality of our food products declines due to the lack or lower quality of our ingredients or due to interruptions in the flow of fresh ingredients, customer traffic may decline and negatively affect our sales. We have contracted with a third-party distributor for the delivery of food and other products to a majority of our Bob Evans Restaurants. A different third-party distributor serves as the primary food supplier for our Mimi’s Cafés. If either of these contracts were suddenly and unexpectedly terminated, supply costs could increase and disruptions in distribution could occur during the transition to other third-party distributors. Also, Mimi’s Cafés rely on a single site prep kitchen for preparation of substantially all of the concept’s signature muffin mixes, dressings, sauces and soups. Any temporary or permanent disruption in the operation of this facility would affect the ability of Mimi’s Cafés to serve the full range of menu offerings or require us to obtain these items from alternative sources, which could have a material adverse effect on our results of operations.
The growth of our food products sales and profits is dependent upon our ability to expand into existing and new markets.
The successful growth of our food products business depends on our ability to expand our reach into existing and new markets through both the retention of new customers and the introduction of new products. The expansion of our food products business depends on our ability to obtain and retain large-account customers, such as grocery store chains and warehouse customers, and our ability to enter into long-term contracts with those customers. Our failure to contract with new large-account customers or maintain our contractual relationships with existing large-account customers would materially, adversely affect our food products business and results of operations.
Health concerns relating to the consumption of trans-fats, beef, chicken, pork and other food products could affect consumer preferences and could negatively impact our results of operations.
Consumer food preferences could be affected by health concerns about the consumption of various types of food, such as trans-fats, beef, chicken and pork. Negative publicity concerning trans-fats related to fried foods and other items, “mad cow” and “foot-and-mouth” disease relating to the consumption of beef and other meat products, “avian flu” related to poultry products and the publication of government, academic or industry findings about health concerns relating to menu items served by any of our restaurants could also affect consumer food preferences. These types of health concerns and negative publicity concerning our food products may adversely affect the demand for our food and negatively impact our business and results of operations. Additionally, some government authorities are increasing regulations regarding trans-fats, which may require us to limit or eliminate trans-fats from our menu offerings and/or food products. This may require us to switch to higher cost ingredients and may hinder our ability to operate in certain markets.
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
Our current insurance loss estimates may not be adequate and, if claims exceed such estimates, our profitability may be materially, adversely affected.
We are self-insured for a significant portion of our current exposures related to our workers’ compensation, general liabilities and employee health insurance programs. Although we base our loss estimates on actuarial data, as well as on our historical trends, we may not be able to accurately predict the number or value of the claims that occur. In particular, health insurance costs have increased significantly over the last 10 years. In the event that our actual liability exceeds our estimate for any given period or if we are unable to control rapidly increasing health care costs, our level of profitability could be materially, adversely affected.
Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.
We believe that our trademarks, service marks and other proprietary rights are important to our success and our competitive position. Our primary trademarks, Bob Evans, Mimi’s Café and Owens, are key components of our operating and marketing strategies. As a result, we devote appropriate resources to the protection of our trademarks and other proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal costs.
Further, third parties might claim that our trademarks or menu offerings infringe upon their proprietary rights. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following provides a brief summary of the location and general character of our principal plants and other physical properties as of April 27, 2007.
We own our principal executive offices located at 3776 S. High St., Columbus, Ohio. We also own a 937-acre farm located in Rio Grande, Ohio, and a 30-acre farm located in Richardson, Texas. The two farm locations support Bob Evans’ and Owens’ heritage and image through educational and tourist activities.
Bob Evans Restaurants
At the end of fiscal 2007, we owned 496 of our Bob Evans Restaurants and leased the remaining 83. The table located in Item 1. Business shows the location of all of our Bob Evans Restaurants in operation as of the end of fiscal 2007. The majority of our Bob Evans Restaurant leases’ initial terms are 20 years and include options to extend the terms. We have also purchased a parcel for one of the Bob Evans Restaurants we expect to open during fiscal 2008.
In 1995, we formed a subsidiary corporation called BEF REIT, Inc., which elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. This election limits the activities of the REIT to holding certain real estate assets, primarily Bob Evans Restaurant properties. The formation of the REIT was designed primarily to assist us in managing our real estate portfolio and possibly to provide a vehicle to access capital markets in the future. The REIT is not publicly-traded. Through our subsidiary companies, we indirectly own 100% of all the voting stock and greater than 99% of the total value of the REIT. For financial reporting purposes, the REIT is included in our consolidated financial statements.
Mimi’s Cafés
The Mimi’s Café corporate office and the Southern California training center are located in Tustin, California, under several office suite leases, all of which expire in May 2009. The SWH Custom Foods prep kitchen is located in Fullerton, California, under a 10-year lease and has two five-year renewal options with the initial term ending in July 2010. Mimi’s Café also has a training center located in Phoenix, Arizona, that we plan to close when the lease expires in July 2007. The central Mimi’s Café warehouse is located in Corona, California, under a lease that expires in July 2012.
All but four existing Mimi’s Cafés are leased. The table located in Item 1. Business shows the location of all of our Mimi’s Cafés in operation as of the end of fiscal 2007. The majority of our Mimi’s Café leases’ initial terms are 20 years and include options to extend the terms for up to 15 additional years. We have also purchased one parcel and signed 12 leases for additional Mimi’s Cafés we expect to open during fiscal 2008.
Food Products
Our food products business has seven manufacturing plants located in Galva, Illinois; Hillsdale, Michigan; Bidwell, Springfield, and Xenia, Ohio; and Sulphur Springs and Richardson, Texas. We also operate a distribution center in Springfield, Ohio. We own all of these properties.
During fiscal 2007, we conducted a plant rationalization study. As a result of this study, we are in the process of expanding the Springfield, Ohio, distribution center at a cost of approximately $9 million. Smaller plant improvements are planned for fiscal 2008 and fiscal 2009. We are also planning to add manufacturing capacity for fully cooked items to our Sulphur Springs, Texas, plant in order to reduce our dependence upon our Bidwell, Ohio, plant for fully cooked products. We believe that our manufacturing facilities currently have adequate capacity to serve their intended purpose. We believe the plant improvements planned for fiscal 2008 and fiscal 2009 will ensure that our facilities have adequate capacity over the following five years and will position our food products business for growth during that period.
We own regional food products sales offices in Westland, Michigan, and Tyler, Texas. We lease various other locations throughout our food products marketing territory which serve as regional and divisional sales offices.
Item 3. Legal Proceedings
We are from time-to-time involved in ordinary and routine litigation, typically involving claims from customers, employees and others related to operational issues common to the restaurant and food manufacturing industries. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Supplemental Item. Executive Officers of Bob Evans Farms, Inc.
The following table sets forth the executive officers of Bob Evans Farms, Inc. and certain information regarding each executive officer as of June 16, 2007. The executive officers are appointed by and serve at the pleasure of the Board of Directors of Bob Evans Farms, Inc.

		Years as
Name	Age	Officer	Principal Occupation for Past Five Years

Russell W. Bendel (1)	53	3	President, Chief Executive Officer and director of SWH Corporation (d/b/a Mimi’s Café) since April 2004; President and director of SWH Corporation from June 2001 to April 2004

Mary L. Cusick	51	16	Senior Vice President — Marketing and Corporate Communications since 2005; Senior Vice President of Investor Relations and Corporate Communications from 2000 to 2005

Steven A. Davis (2)	49	1	Chief Executive Officer since May 2006; President of Long John Silver’s and A&W All-American Food Restaurants (Yum! Brands) from 2002 to May 2006; Senior Vice President and General Manager of Pizza Hut, Inc. (Yum! Brands) from 1993 to 2002

Mary L. Garceau	34	1	Vice President, General Counsel and Assistant Secretary since July 2006; Attorney, Vorys, Sater, Seymour and Pease LLP, Partner from 2005 to June 2006; Associate 1997 to 2004

Richard D. Hall	51	11	Senior Vice President — Corporate Procurement since August 2006; Vice President — Food Products Operations from May 1997 to April 2007.

Randall L. Hicks	47	12	Executive Vice President of Restaurant Operations since 2004; Senior Vice President of Restaurant Operations 2003 to 2004; Vice President of Restaurant Operations from 1994 to 2003

Donald J. Radkoski	52	18	Chief Financial Officer, Treasurer and Secretary since 2000

Tod P. Spornhauer	41	8	Senior Vice President — Finance, Controller, Assistant Treasurer and Assistant Secretary since 2003; Vice President — Finance and Controller from 1998 to 2003

J. Michael Townsley	48	4	Executive Vice President — Food Products since November 2006; President and Chief Executive Officer, Owens Foods, Inc. (formerly Owens Country Sausage, Inc.) from June 2003 to November 2006; Senior Vice President of Sales and Marketing, Premium Standard Farms, Inc. (pork company) from 1997 to May 2003.

		Years as
Name	Age	Officer	Principal Occupation for Past Five Years

Roger D. Williams	56	29	President — Bob Evans Restaurants since August 2006; Executive Vice President of Food Products Division from 1997 to August 2006

(1)	Pursuant to the terms of the acquisition of SWH Corporation on July 7, 2004, Mr. Bendel and SWH Corporation entered into an employment agreement pursuant to which Mr. Bendel maintained his position as President and Chief Executive Officer of SWH Corporation (d/b/a Mimi’s Café). This employment agreement expired on July 7, 2006.
(2)	In connection with Mr. Davis’ appointment as Chief Executive Officer, Bob Evans Farms, Inc. and Mr. Davis entered into an Employment Agreement, effective May 1, 2006. A summary of Mr. Davis’ Employment Agreement is contained in, and a copy of his Employment Agreement was filed as an exhibit to, the Current Report on Form 8-K filed by Bob Evans Farms, Inc. on May 2, 2006.
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
The information called for in Item 201(a) through (c) of Regulation S-K is incorporated herein by reference to Note I, Quarterly Financial Data (Unaudited), to our consolidated financial statements located in the Bob Evans Farms, Inc. Annual Report to Stockholders for the fiscal year ended April 27, 2007 (the “2007 Annual Report to Stockholders”).
The information called for in Item 201(e) of Regulation S-K is incorporated herein by reference to the Performance Graph located in the 2007 Annual Report to Stockholders.
Issuer Repurchases of Equity Securities
In May 2006, our Board of Directors authorized a stock repurchase program for fiscal 2007. The program authorized us to repurchase up to two million shares of our outstanding common stock from time-to-time on the open market or through privately negotiated transactions, depending on market conditions. The following table provides information regarding stock repurchases occurring during the three fiscal months ended April 27, 2007:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
1/27/07—2/23/07	35,000	$36.99	35,000	731,169
2/24/07—3/23/07	484,834	$36.46	484,834	246,335
3/24/07—4/27/07	246,335	$36.97	246,335	0
Total	766,169	$36.65	766,169	0
On May 15, 2007, our Board of Directors authorized the repurchase of up to three million shares of common stock during fiscal 2008, which ends on April 25, 2008. The stock may be repurchased on the open market or through privately negotiated transactions, depending on market conditions.

Item 6. Selected Financial Data
The financial information required by Item 301 of Regulation S-K for fiscal years 2003 through 2007 contained under the subcaption Consolidated Financial Review, located in the 2007 Annual Report to Stockholders, is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained under the caption Management’s Discussion and Analysis of Selected Financial Information, located in the 2007 Annual Report to Stockholders, is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As noted in Note A, Summary of Significant Accounting Policies, to our consolidated financial statements, located in the 2007 Annual Report to Stockholders, we do not use derivative financial instruments for speculative purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased. All outstanding debt at the end of fiscal 2007 was at fixed interest rates.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and the independent registered public accounting firm’s report thereon, located in the 2007 Annual Report to Stockholders, are incorporated herein by reference. The Quarterly Financial Data (Unaudited) included in Note I to our consolidated financial statements, located in the 2007 Annual Report to Stockholders, is also incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
With the participation of our management, including our Chairman of the Board and Chief Executive Officer (principal executive officer) and our Chief Financial Officer, Treasurer and Secretary (principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer, Treasurer and Secretary have concluded that:
•	information required to be disclosed by us in this Annual Report on Form 10-K and the other reports that we file or submit under the Exchange Act would be accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by us in this Annual Report on Form 10-K and the other reports that we file or submit under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and

•	our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to us and our consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this Annual Report on Form 10-K, are being prepared.
Management’s Annual Report on Internal Control Over Financial Reporting
“Management’s Report on Internal Control Over Financial Reporting,” located in the 2007 Annual Report to Stockholders, is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,” located in the 2007 Annual Report to Stockholders, is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 27, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information contained in our definitive proxy statement relating to the annual meeting of stockholders to be held on September 10, 2007 (the “2007 Proxy Statement”) under “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, “PROPOSAL 1: ELECTION OF DIRECTORS,” and “CORPORATE GOVERNANCE” under the subcaption “Directors Serving on Boards of Other Public Companies” is incorporated herein by reference.
The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Supplemental Item — Executive Officers of Bob Evans Farms, Inc.”
The information concerning our Audit Committee and the determination by our Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference to the information contained in our 2007 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaption “Audit Committee.”
Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2007 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaption “Nominating Committee.”
Our Board of Directors has adopted a Code of Conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and controller. The Code of Conduct is available at www.bobevans.com in the “Investors” section under “Corporate Governance.” To receive a copy of the Code of Conduct at no cost, contact our Human Resources Department at (800) 272-7675. Also, any amendments to certain provisions of the Code of Conduct or waivers of such provisions granted to executive officers and directors will be disclosed on our Web site within five business days following the date of such amendment or waiver.
Item 11. Executive Compensation
Information regarding the compensation of our Board of Directors is incorporated by reference to the information contained in our 2007 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaption “Director Compensation.”
Information regarding the compensation of our executive officers is incorporated by reference to the information contained in our 2007 Proxy Statement under “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT” and “EXECUTIVE COMPENSATION” (including the information appearing under the subcaptions “Summary Compensation Table,” “All Other Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Change in Control Arrangements” and “Employment Agreement”).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership of Certain Beneficial Owners and Management
The information called for in this Item 12 regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained in the 2007 Proxy Statement under the caption “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”
Equity Compensation Plan Information
In September 2006, our stockholders approved the Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan (the “2006 Plan”). Currently, the 2006 Plan is the only plan under which we may issue equity securities to our directors, officers and employees. As of April 27, 2007, there were no outstanding awards under the 2006 Plan. However, a number of awards were outstanding under our previous equity plans, including:
•	the Bob Evans Farms, Inc. 1991 Incentive Stock Option Plan (the “1991 Stock Option Plan”);

•	the Bob Evans Farms, Inc. First Amended and Restated 1992 Nonqualified Stock Option Plan (the “1992 Stock Option Plan”);

•	the Bob Evans Farms, Inc. First Amended and Restated 1993 Long Term Incentive Plan for Managers (the “1993 LTIP”);

•	the 1994 Long Term Incentive Plan (the “1994 LTIP”); and

•	the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan (the “1998 Stock Option Plan”).

All of our previous equity plans were approved by our stockholders. These plans were terminated as to new awards when the 2006 Plan was adopted by our stockholders. Any shares that were available for issuance under our previous equity plans at the time they were terminated are now available for issuance under the 2006 Plan.
The following table shows, as of April 27, 2007, the number of shares of common stock issuable upon exercise of outstanding options, the weighted-average exercise price of those options and the number of shares of common stock remaining for future issuance under the 2006 Plan, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)	(c)
	Number of			Number of securities
	securities to be			remaining available for
	issued upon		Weighted-average	future issuance under
	exercise of		exercise price of	equity compensation
	outstanding		outstanding	plans (excluding
	options, warrants		options, warrants	securities
Plan category	and rights		and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,576,121	(1)	$25.48	2,305,324	(2)

Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,576,121		$25.48	2,305,324

(1)	Includes:
•	86 common shares issuable upon exercise of options granted under the 1991 Stock Option Plan,

•	60,826 common shares issuable upon exercise of options granted under the 1992 Stock Option Plan,

•	11,606 common shares issuable upon exercise of options granted under the 1994 LTIP and

•	1,503,603 common shares issuable upon exercise of options granted under the 1998 Stock Option Plan.
(2)	Represents shares available for issuance under the 2006 Plan, including 1,005,324 shares that were made available for issuance under the 2006 Plan when the 1992 Stock Option Plan, 1993 LTIP and 1998 Stock Option Plan were terminated.
In addition, as of April 27, 2007, there were 347,059 shares of restricted stock outstanding, consisting of 165,900 shares granted under the 1993 LTIP and 181,159 shares granted under the 1998 Stock Option Plan.
On June 13, 2006, we granted 10,957 common shares to Mr. Davis pursuant to the terms of his employment agreement. This grant of common shares was not made under any stockholder approved plan. On the same date, Mr. Davis received grants of 25,771 shares of restricted stock, an incentive stock option to purchase 10,956 common shares and a nonqualified stock option to purchase 7,044 common shares, all of which were granted under the 1998 Stock Option Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information contained in the 2007 Proxy Statement under the captions “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE” under the subcaption “Director Independence” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information contained in the 2007 Proxy Statement under the captions “PROPOSAL 3: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” under the subcaptions “Preapproval of Services Performed by the Independent Registered Public Accounting Firm” and “Fees of the Independent Registered Public Accounting Firm” is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

For a list of all financial statements included with this Annual Report on Form 10-K, see the “Index to Financial Statements” at page 33.

(a)(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the “Index to Exhibits” beginning on page 34. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K are denoted in the Index to Exhibits.

(b)	Exhibits

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the “Index to Exhibits” beginning on page 34.

(c)	Financial Statement Schedules

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, Bob Evans Farms, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOB EVANS FARMS, INC.
June 26, 2007	By:	/s/ Donald J. Radkoski
Donald J. Radkoski
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven A. Davis Steven A. Davis	Chairman of the Board and Chief Executive Officer (principal executive officer)	June 26, 2007

* Larry C. Corbin	Director	June 26, 2007

* Daniel A. Fronk	Director	June 26, 2007

* Michael J. Gasser	Director	June 26, 2007

Signature	Title	Date

* E.W. (Bill) Ingram III	Director	June 26, 2007

* Cheryl L. Krueger	Director	June 26, 2007

* G. Robert Lucas	Director	June 26, 2007

* Bryan G. Stockton	Director	June 26, 2007

/s/ Donald J. Radkoski Donald J. Radkoski	Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	June 26, 2007

*	By Donald J. Radkoski pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

/s/ Donald J. Radkoski Donald J. Radkoski
Chief Financial Officer, Treasurer and Secretary

BOB EVANS FARMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED APRIL 27, 2007

BOB EVANS FARMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED APRIL 27, 2007
INDEX TO EXHIBITS

Exhibit
Number	Description	Location

2	Stock Purchase Agreement, dated as of June 11, 2004, among SWH Corporation, the Equity Holders of SWH Corporation, Saunders Karp & Megrue, LLC, as representative for the sellers, and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 12, 2004 (File No. 0-1667)

3.1	Restated Certificate of Incorporation of company reflecting amendments through Aug. 10, 1993. Note: filed for purposes of Securities and Exchange Commission reporting compliance only — this document has not been filed with the Delaware Secretary of State	Incorporated herein by reference to Exhibit 3(d) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 1994 (File No. 0-1667)

3.2	Amended and Restated By-Laws of Bob Evans Farms, Inc., reflecting amendments through November 10, 2006	Incorporated herein by reference to Exhibit 3.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed November 16, 2006 (File No. 0-1667)

4.1	Agreement to furnish instruments defining rights of holders of long-term debt	Attached hereto

4.2	Note Purchase Agreement, dated as of July 28, 2004, by and among Bob Evans Farms, Inc., BEF Holding Co., Inc. and the purchasers of the notes set forth on the signature pages thereto	Incorporated herein by reference to Exhibit 4(a) to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 29, 2004 (File No. 0-1667)

4.3	Subsidiary Guaranty, dated as of July 28, 2004, by Mimi’s Cafe, LLC	Incorporated herein by reference to Exhibit 4(b) to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 29, 2004 (File No. 0-1667)

*10.1	Employment Agreement, effective May 1, 2006, between Steven A. Davis and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 99.2 of Bob Evans Farms, Inc.’s Current Report on Form 8-K filed on May 2, 2006 (File No. 0-1667)

*10.2	Change in Control Agreement, effective May 1, 2006, between Steven A. Davis and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 10.1 of Bob Evans Farms, Inc.’s Current Report on Form 8-K filed on June 20, 2006 (File No. 0-1667)

*10.3	Change in Control Agreement, effective May 1, 2002, between Donald J. Radkoski and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 10(b) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)

Exhibit
Number	Description	Location
*10.4	Schedule A to Exhibit 10.3 identifying other substantially identical agreements between Bob Evans Farms, Inc. and certain executive officers	Attached hereto

*10.5	Bob Evans Farms, Inc. 1991 Incentive Stock Option Plan	Incorporated herein by reference to Exhibit 4(d) to Bob Evans Farms, Inc.’s Registration Statement on Form S-8, filed September 13, 1991 (Registration No. 33-42778)

*10.6	Bob Evans Farms, Inc. 1992 Nonqualified Stock Option Plan (effective for options granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(j) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 1992 (File No. 0-1667)

*10.7	Bob Evans Farms, Inc. First Amended and Restated 1992 Nonqualified Stock Option Plan (effective for options granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(o) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)

*10.8	Bob Evans Farms, Inc. Long Term Incentive Plan for Managers (effective for performance awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(k) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 1993 (File No. 0-1667)

*10.9	Bob Evans Farms, Inc. First Amended and Restated 1993 Long Term Incentive Plan for Managers (effective for performance awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(p) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)

*10.10	Bob Evans Farms, Inc. 1994 Long Term Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(n) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 1994 (File No. 0-1667)

*10.11	Bob Evans Farms, Inc. First Amended and Restated 1994 Long Term Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(q) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)

*10.12	Bob Evans Farms, Inc. 1998 Stock Option and Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 4(f) to Bob Evans Farms, Inc.’s Registration Statement on Form S-8 filed March 22, 1999 (Registration No. 333-74829)

*10.13	Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(s) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)

*10.14	Bob Evans Farms, Inc. Dividend Reinvestment and Stock Purchase Plan	Incorporated herein by reference to Bob Evans Farms, Inc.’s Registration Statement on Form S-3 filed March 19, 1999 (Registration No. 333-74739)

Exhibit
Number	Description	Location
*10.15	Bob Evans Farms, Inc. and Affiliates Executive Deferral Program (effective, as amended, through April 30, 2002)	Incorporated herein by reference to Exhibit 10(k) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 27, 2001 (File No. 0-1667)

*10.16	First Amendment to Bob Evans Farms, Inc. and Affiliates Executive Deferral Program	Incorporated herein by reference to Exhibit 10(l) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 27, 2001 (File No. 0-1667)

*10.17	Bob Evans Farms, Inc. and Affiliates Second Amended and Restated Executive Deferral Program (effective May 1, 2002)	Incorporated herein by reference to Exhibit 10(t) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)

*10.18	2005 Amendment to Bob Evans Farms, Inc. and Affiliates Second Amended and Restated Executive Deferral Program	Incorporated herein by reference to Exhibit 10.1 of Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 19, 2005 (File No. 0-1667)

*10.19	Bob Evans Farms, Inc. 1998 Supplemental Executive Retirement Plan (effective for awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(l) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 1998 (File No. 0-1667)

*10.20	Bob Evans Farms, Inc. and Affiliates 2002 Second Amended and Restated Supplemental Executive Retirement Plan (effective for awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(r) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)

*10.21	First Amendment to Bob Evans Farms, Inc. and Affiliates 2002 Second Amended and Restated Supplemental Executive Retirement Plan	Incorporated herein by reference to Exhibit 10 of Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 26, 2007 (File No. 0-1667)

*10.22	Bob Evans Farms, Inc. 2002 Incentive Growth Plan (effective Sept. 9, 2002)	Incorporated herein by reference to Exhibit 10(w) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 25, 2003 (File No. 0-1667)

*10.23	Bob Evans Farms, Inc. Compensation Program for Directors Adopted and Effective May 8, 2006	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 11, 2006 (File No. 0-1667)

*10.24	Bob Evans Farms, Inc. Compensation Program for Directors Adopted and Effective May 8, 2006 and Amended November 10, 2006	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed November 16, 2006 (File No. 0-1667)

*10.25	Employment Agreement, dated as of July 7, 2004, by and between SWH Corporation and Russell W. Bendel	Incorporated herein by reference to Exhibit 10(y) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2004 (File No. 0-1667)

Exhibit
Number	Description	Location
10.26	Escrow Agreement, dated as of July 7, 2004, among Saunders Karp & Megrue LLC, Bob Evans Farms, Inc., Mimi’s Café, LLC and U.S. Bank National Association, as Escrow Agent	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 12, 2004 (File No. 0-1667)

*10.27	Summary of Bob Evans Farms, Inc. Performance Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K/A dated May 13, 2005, as amended July 12, 2005 (File No. 0-1667)

*10.28	Form of Incentive Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2004 (File No. 0-1667)

*10.29	Form of Nonqualfied Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2004 (File No. 0-1667)

*10.30	Form of Restricted Stock Award Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated June 20, 2005 (File No. 0-1667)

*10.31	Nonqualified Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

*10.32	Incentive Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

*10.33	Restricted Stock Award Notice and Agreement (Director) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

*10.34	Restricted Stock Award Notice and Agreement (Employee) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

*10.35	Cash Award Notice and Agreement - Performance Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

Exhibit
Number	Description	Location
*10.36	Restricted Stock Award Notice and Agreement — First Amended and Restated 1993 Long Term Incentive Plan for Managers (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

*10.37	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 1 participants who are not eligible to retire)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)

*10.38	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 1 participants who are eligible to retire)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)

*10.39	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 2 participants who are not eligible to retire)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)

*10.40	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 2 participants who are eligible to retire)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)

*10.41	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 14, 2006 (File No. 0-1667)

*10.42	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Incentive Stock Option Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)

*10.43	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Nonqualified Stock Option Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)

*10.44	Form of Bob Evans Farms, Inc. 2006 Annual Bonus Award Agreement (For Employees)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)

*10.45	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)

Exhibit
Number	Description	Location
*10.46	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Employees — Long-Term Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)

*10.47	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)

*10.48	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees - General)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)

*10.49	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees - Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)

*10.50	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)

*10.51	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Cash Based Award Agreement (For Employees - Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K/A dated June 15, 2007 (File No. 0-1667)

*10.52	Letter Agreement, dated September 15, 2005, and effective August 9, 2005, by and between Larry C. Corbin and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 16, 2005 (File No. 0-1667)

13	Annual Report to Stockholders for the fiscal year ended April 27, 2007 (Not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)	Attached hereto

21	Subsidiaries of Bob Evans Farms, Inc.	Attached hereto

23	Consent of Ernst & Young LLP	Attached hereto

24	Powers of Attorney of Directors and Executive Officers	Attached hereto

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Attached hereto

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Attached hereto

32.1	Section 1350 Certification (Principal Executive Officer)	Attached hereto

Exhibit
Number	Description	Location
32.2	Section 1350 Certification (Principal Financial Officer)	Attached hereto

*	Denotes management contract or compensatory plan or agreement.