Form 10-Q
period 2007-07-27
EVANS BOB FARMS INC
filed 2007-09-05
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2007
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
Yes ☐       No ☑
     As of August 24, 2007, the registrant had issued 42,638,118 common shares, of which 35,357,897 were outstanding.

BOB EVANS FARMS, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	July 27, 2007	April 27, 2007
	Unaudited	Audited
ASSETS
Current assets
Cash and equivalents	$2,999	$29,287
Accounts receivable	19,728	20,515
Inventories	30,395	28,673
Deferred income taxes	9,468	9,468
Prepaid expenses	3,914	1,151
Assets held for sale	11,981	13,370

Total Current Assets	78,485	102,464

Property, plant and equipment	1,483,099	1,457,525
Less accumulated depreciation	517,285	499,976

Net Property, Plant and Equipment	965,814	957,549

Other assets
Deposits and other	5,278	5,117
Long-term investments	19,157	18,326
Goodwill	57,729	57,729
Other intangible assets	55,572	55,777

Total Other Assets	137,736	136,949

	$1,182,035	$1,196,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$37,185	$0
Current maturities of long-term debt	30,000	34,000
Accounts payable	25,859	27,656
Dividends payable	4,825	4,920
Federal and state income taxes	14,275	22,772
Accrued non-income taxes	20,435	21,390
Accrued wages and related liabilities	20,516	32,086
Self insurance	22,313	21,051
Deferred revenue	16,455	17,515
Other accrued expenses	25,875	19,793

Total Current Liabilities	217,738	201,183

Long-term liabilities
Deferred compensation	25,894	23,889
Deferred income taxes	73,940	73,940
Deferred rent	20,813	20,386
Long-term debt	160,000	172,333

Total Long-Term Liabilities	280,647	290,548

Stockholders’ equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at July 27, 2007, and April 27, 2007	426	426
Preferred stock, $500 par value; authorized 1,200 shares; issued 120 shares at July 27, 2007, and April 27, 2007	60	60
Capital in excess of par value	164,117	160,441
Retained earnings	719,656	711,333
Treasury stock, 8,172,559 shares at July 27, 2007, and 7,496,181 shares at April 27, 2007, at cost	(200,609)	(167,029)

Total Stockholders’ Equity	683,650	705,231

	$1,182,035	$1,196,962

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended
	July 27, 2007	July 28, 2006
Net Sales	$424,624	$403,373

Cost of sales	125,568	114,623
Operating wage and fringe benefit expenses	153,785	148,792
Other operating expenses	68,849	65,892
Selling, general and administrative expenses	35,814	33,778
Depreciation and amortization expense	19,083	18,302

Operating Income	21,525	21,986

Net interest expense	2,217	2,483

Income Before Income Taxes	19,308	19,503

Provisions for income taxes	5,985	6,417

Net Income	$13,323	$13,086

Earnings Per Share — Basic	$0.38	$0.36

Earnings Per Share — Diluted	$0.38	$0.36

Cash Dividends Paid Per Share	$0.14	$0.12

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(Dollars in thousands)
	Three Months Ended
	July 27, 2007	July 28, 2006
Operating activities:
Net income	$13,323	$13,086

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,083	18,302
Gain on sale of assets	(1,065)	(2,876)
(Gain) loss on long-term investments	(922)	373
Deferred compensation	2,005	1,037
Compensation expense attributable to stock plans	3,232	2,093
Deferred rent	427	189
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	787	(2,819)
Inventories	(1,722)	489
Prepaid expenses	(2,763)	(2,592)
Accounts payable	(1,797)	(3,255)
Federal and state income taxes	(8,670)	(2,664)
Accrued wages and related liabilities	(11,570)	(11,401)
Self insurance	1,262	885
Accrued non-income taxes	(955)	(341)
Deferred revenue	(1,060)	(995)
Other accrued expenses	6,170	3,529

Net cash provided by operating activities	15,765	13,040

Investing activities:
Purchase of property, plant and equipment	(27,883)	(16,712)
Proceeds from sale of property, plant and equipment	3,197	5,400
Other	(161)	763

Net cash used in investing activities	(24,847)	(10,549)

Financing activities:
Cash dividends paid	(4,922)	(4,326)
Line of credit	37,185	—
Principal payments on debt	(16,333)	(1,000)
Purchase of treasury stock	(39,371)	—
Proceeds from issuance of treasury stock	5,259	3,003
Excess tax benefits from stock-based compensation	976	241

Net cash used in financing activities	(17,206)	(2,082)

Increase (decrease) in cash and equivalents	(26,288)	409

Cash and equivalents at the beginning of the period	29,287	16,727

Cash and equivalents at the end of the period	$2,999	$17,136

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.	Unaudited Financial Statements

The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The financial statements are not necessarily indicative of the results of operations for a full fiscal year. Except as described in this Form 10-Q, no significant changes have occurred in the disclosures made in Bob Evans’ Form 10-K for the fiscal year ended April 27, 2007 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

Certain amounts in the prior period consolidated financial statements presented herein have been reclassified to conform to the current quarter consolidated financial statement presentation.

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

The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended
	July 27, 2007	July 28, 2006

Basic	34,910	36,200
Effect of dilutive stock options	418	267

Diluted	35,328	36,467

3.	Stock-Based Compensation

Effective April 29, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payment, using the modified-prospective transition method. Accordingly, stock-based compensation is measured based on the fair value of the award on the grant date, and is recognized over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees (as determined under the terms of the compensation plan under which the award is granted) are subject to immediate expensing in full upon grant. Total stock-based compensation expense of $3.2 million and $2.1 million is included in the Consolidated Statements of Income for the first quarters of fiscal 2008 and 2007, respectively.

4.	Industry Segments

Our business includes restaurant operations and the processing, distribution and sale of food products. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the consolidated financial statements. Information on our operating segments is summarized as follows:

	(in thousands)
	Three Months Ended
	July 27, 2007	July 28, 2006

Sales
Restaurant operations	$360,189	$343,508
Food products	73,581	68,247

	433,770	411,755
Intersegment sales of food products	(9,146)	(8,382)

Total	$424,624	$403,373

Operating income
Restaurant operations	$ 18,110	$ 20,168
Food products	3,415	1,818

Total	$ 21,525	$ 21,986

5.	Income Taxes

On April 28, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The adoption of FIN 48 resulted in a cumulative effect adjustment of $173,000 for unrecognized tax benefits recorded as a reduction to the beginning balance of retained earnings. The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $7,652,000 as of July 27, 2007, and approximately $6,439,000 as of April 27, 2007.

We also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods. The total amount of accrued interest and penalties was approximately $4,754,000 as of July 27, 2007, and approximately $3,223,000 as of April 27, 2007. During the first quarter of fiscal 2008, we recognized approximately $400,000 in potential interest and penalties associated with uncertain tax positions.

We file income tax returns which are periodically audited by various federal, state and local jurisdictions. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to fiscal 2004. We believe that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

It is reasonably possible that some federal, state and local tax examinations will be settled during the next twelve months. If any of these tax audit settlements do occur within the next twelve months, we will make any necessary adjustments to the accrual for uncertain tax benefits. It is not practicable for us to determine a possible audit settlement range for the impact on uncertain tax benefits until we reach a formal agreement with the tax authorities. On the basis of present information, we do not believe that any assessments resulting from current audits will have a material effect on our consolidated financial statements.

6.	Debt

In the first quarter of fiscal 2008, we repaid the remaining balance on our 7.35% bank note with a prepayment of $15.3 million. The note was scheduled to mature in May 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General Overview
          In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. As of July 27, 2007, we owned and operated 695 full-service restaurants, including 579 Bob Evans Restaurants in 18 states and 116 Mimi’s Cafés in 20 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. We also produce and distribute fresh and fully cooked pork products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to grocery stores in the East North Central, mid-Atlantic, Southern and Southwestern United States. Revenue, net of promotional discounts, in the food products segment is recognized when products are delivered to the retailer.
          This MD&A contains a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “intends,” “continues,” “anticipates,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Any statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described in our press releases and filings with the Securities and Exchange Commission. In particular, please refer to the risk factors discussed under the heading “Risk Factors” in Item 1A of Bob Evans’ Annual Report on Form 10-K for the fiscal year ended April 27, 2007. It is impossible to predict or identify all such risk factors. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. There is also the risk that we may incorrectly analyze these risks or that the strategies developed by us to address them will be unsuccessful. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures in our filings with the Securities and Exchange Commission should also be consulted. All subsequent written and oral forward-looking statements, attributable to us or any person acting on our behalf, are qualified by the cautionary statements in this section.

          The following table reflects data for our first fiscal quarter ended July 27, 2007, compared to the prior year’s first fiscal quarter ended July 28, 2006. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated		Restaurant		Food Products
	Results		Segment		Segment
	Q1	Q1	Q1	Q1	Q1	Q1
(dollars in thousands)	2008	2007	2008	2007	2008	2007
Net sales	$424,624	$403,373	$360,189	$343,508	$64,435	$59,865
Operating income	$21,525	$21,986	$18,110	$20,168	$3,415	$1,818

Cost of sales	29.6%	28.4%	25.5%	24.7%	52.5%	49.9%
Operating wages	36.2%	36.9%	40.5%	41.1%	12.2%	12.8%
Other operating	16.2%	16.3%	18.1%	18.2%	5.7%	5.7%
S,G&A	8.4%	8.4%	6.1%	5.4%	21.3%	25.3%
Depr. & amort.	4.5%	4.5%	4.8%	4.7%	3.0%	3.3%

Operating income	5.1%	5.5%	5.0%	5.9%	5.3%	3.0%
The first quarter results for fiscal 2008 and fiscal 2007 include the impact of:

•	Net pre-tax gains in the restaurant segment of $1.1 million on the sale of restaurant assets in the first quarter of fiscal 2008, compared to net pre-tax gains of $2.9 million in the first quarter of fiscal 2007.

•	$4.0 million pre-tax expense for performance-based incentive compensation in the first quarter of fiscal 2008, compared to $2.5 million in the first quarter of fiscal 2007. Of the $4.0 million in the first quarter of 2008, $3.1 million was recorded in the restaurant segment and $0.9 million in the food products segment. Of the $2.5 million in the first quarter of fiscal 2007, $1.0 million was recorded in the restaurant segment and $1.5 million in the food products segment.

•	$1.3 million less advertising expense in the food products segment in the first quarter of fiscal 2008 as compared to the same period last year, due to a shift in timing.
Restaurant Segment Overview
          The ongoing economic and industry-wide factors relevant to the restaurant segment include: competition, consumer acceptance, labor and fringe benefit expenses, commodity prices, energy prices, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy and weather. For the first quarter of fiscal 2008, the factors that had the greatest positive impact on restaurant segment profitability were higher same-store sales at Bob Evans Restaurants and an improvement in operating wages. The factors that had the greatest negative impact were lower same-store sales at Mimi’s, higher food costs and increased selling, general and administrative (“S,G&A”) expenses.
          First quarter fiscal 2008 same-store sales increased 3.2% at Bob Evans Restaurants and decreased 0.7% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income decreased $2.1 million, or 10.2%, in the first quarter of fiscal 2008 compared to the corresponding period last year. Restaurant segment operating income was impacted significantly by gains on the sale of real estate and performance-based incentive compensation (as discussed above in the “General Overview” section) in the first quarters of fiscal 2008 and 2007.
          Overall, we are encouraged by the positive sales at Bob Evans Restaurants and will be exploring various options for driving stronger same-store sales at Mimi’s. We are also continuing our efforts to manage and control labor and food cost in light of increasing food costs and higher minimum wages in many of the states where we operate.

Food Products Segment Overview
          The ongoing economic and industry-wide factors relevant to the food products segment include: hog costs, transportation and energy costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. We are pleased with the first quarter performance of the food products segment. In the first quarter of fiscal 2008, the factors that had the greatest impact on food products segment profitability were strong sales growth and higher hog costs.
          Food products segment net sales increased 7.6% in the first quarter of fiscal 2008 compared to the same period last year. The higher net sales were largely driven by a 3.8% increase in pounds sold of comparable products (principally sausage and refrigerated potatoes).
          Hog costs represent the majority of food products segment cost of sales, and the volatile nature of hog costs greatly impacts the profitability of the segment. In the first quarter of fiscal 2008, average hog costs increased 11.3% compared with the corresponding period last year. We also sold more items produced for us by third parties (such as refrigerated potatoes), which carry a higher cost of sales. Together, the increase in hog costs and the increase in sales of products produced by third parties resulted in a higher cost of sales for the first quarter of fiscal 2008.
          Operating income in the food products segment increased $1.6 million, or 87.8%, in the first quarter of fiscal 2008 compared to the corresponding period last year. This improvement is due to higher net sales and lower advertising expense, partially offset by the higher cost of sales.
Sales
          Consolidated net sales increased 5.3% to $424.6 million in the first quarter of fiscal 2008 compared to the corresponding period last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $16.7 million and $4.5 million, respectively. Restaurant sales accounted for 84.8% of consolidated sales in the first quarter of fiscal 2008.
          Restaurant sales increased $16.7 million, or 4.9%, in the first quarter of fiscal 2008 compared to the corresponding period last year. The sales increase is due to improved same-store sales at Bob Evans Restaurants and more restaurants in operation at Mimi’s in the first quarter of fiscal 2008.
          Bob Evans Restaurants experienced a same-store sales increase of 3.2% in the first quarter of fiscal 2008, which included an average menu price increase of 2.4%. We attribute the increase in Bob Evans Restaurants same-store sales to an expanded pipeline of new products, more effective marketing programs and an increased focus on customer service in our restaurants. We are committed to developing new homestyle products with a Bob Evans twist to help maintain the same-store sales momentum.
          Mimi’s experienced a same-store-sales decrease of 0.7% in the first quarter of fiscal 2008, which reflected an average menu price increase of 4.0%. The decline in Mimi’s same-store sales was the first decline since the first calendar quarter of 2003. We believe this partly reflects the challenging industry environment in the casual dining sector as well as pressures on consumer spending due to weaknesses in the housing market in certain key areas, particularly in California, Arizona, Florida and Nevada where almost 80% of Mimi’s restaurants are located. We are looking at a variety of initiatives to help re-energize same-store sales at Mimi’s over the near term. See BEST Brand Builders section for further discussion of initiatives.
          Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.
          The following chart summarizes the restaurant openings and closings during the last five quarters for Bob Evans Restaurants and Mimi’s:

Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2008
1st quarter	579	0	0	579

Fiscal 2007
1st quarter	587	4	1	590
2nd quarter	590	1	5	586
3rd quarter	586	3	0	589
4th quarter	589	2	12	579
Mimi’s:

	Beginning	Opened	Closed	Ending

Fiscal 2008
1st quarter	115	1	0	116

Fiscal 2007
1st quarter	102	2	0	104
2nd quarter	104	1	0	105
3rd quarter	105	3	0	108
4th quarter	108	7	0	115
Consolidated Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2008
1st quarter	694	1	0	695

Fiscal 2007
1st quarter	689	6	1	694
2nd quarter	694	2	5	691
3rd quarter	691	6	0	697
4th quarter	697	9	12	694
          In the first quarter of fiscal 2008, no Bob Evans Restaurants were opened, compared to the four we opened in the corresponding period a year ago. We opened one Mimi’s restaurant in the first quarter of fiscal 2008, compared to two in the corresponding period a year ago. We did not close any restaurants in the first quarter of fiscal 2008. We continue to evaluate our restaurant base to ensure the profitability of existing stores, but we do not expect to close as many Bob Evans Restaurants in fiscal 2008 as the 18 closed during fiscal 2007. For fiscal 2008, we plan to decrease the growth rate of Bob Evans Restaurants to two new locations and rebuild eight existing restaurants. In addition, we expect to open a total of 17 Mimi’s in fiscal 2008.
          The food products segment experienced a sales increase of $4.5 million, or 7.6%, in the first quarter of fiscal 2008 compared to the corresponding period a year ago. The sales increase was due largely to a 3.8% increase in the volume of comparable products sold (principally sausage and refrigerated potatoes) in the first quarter of fiscal 2008 compared to the corresponding period a year ago. Comparable pounds sold is calculated using the same products in both periods and excludes new products. We plan to continue our strategy of growing through successful product introductions and additional points of distribution. We are also making solid progress in penetrating supercenter retail stores, which provides another high-volume sales channel for our food products.
Cost of Sales
          Consolidated cost of sales (cost of materials) was 29.6% of sales in our first quarter of fiscal 2008 compared to 28.4% in the corresponding period a year ago.
          In the first quarter of fiscal 2008, restaurant segment cost of sales (predominantly food cost) increased to 25.5% of sales versus 24.7% of sales in the corresponding period a year ago. The increase was mainly due to an increase in commodity prices in the first quarter of fiscal 2008. See BEST Brand Builders section for further discussion of managing commodity price increases.
          The food products segment cost of sales ratio was 52.5% of sales in the first quarter of fiscal 2008 compared to 49.9% of sales in the corresponding period a year ago. The increase in the food products segment cost of sales ratio was due to an increase in hog costs of 11.3% this quarter versus the same quarter last year ($41.53 per hundredweight compared to $37.31 per hundredweight). The increase in cost of sales was also affected by an increase in sales of items produced for us by third parties (such as refrigerated potatoes), which carry a higher cost of sales. We expect that hog costs will average around $40 to $45 per hundredweight for the entire fiscal year.
Operating Wage and Fringe Benefit Expenses
          Consolidated operating wage and fringe benefit expenses (“operating wages”) were 36.2% of sales in the first quarter of fiscal 2008 compared to 36.9% of sales in the corresponding period last year. In the first quarter of fiscal 2008, the operating wage ratio decreased in both the restaurant and food products segments.
          In the restaurant segment, operating wages were 40.5% of sales in the first quarter fiscal 2008 compared to 41.1% in the corresponding period last year. The improvement in the operating wage ratio was the result of effective labor management at both Bob Evans and Mimi’s and leverage from improved same-store sales at Bob Evans Restaurants, which helped offset the impact of state minimum wage increases and higher health care expenses.
          In the food products segment, operating wages were 12.2% of sales in the first quarter of fiscal 2008 compared to 12.8% in the corresponding period last year. The decrease was due to better leveraging of costs as a result of increased sales volume as discussed in the “Sales” section above.
Other Operating Expenses
          More than 94% of other operating expenses (“operating expenses”) occurred in the restaurant segment in the first quarter of both fiscal 2008 and fiscal 2007. The most significant components of operating expenses were utilities, advertising, restaurant supplies, repair and maintenance, rent, taxes (other than federal and state income taxes) and credit card processing fees. Consolidated operating expenses were 16.2% of sales in the first quarter of fiscal 2008 compared to 16.3% in the corresponding period last year.
          In the restaurant segment, operating expenses were 18.1% of sales in the first quarter fiscal 2008 compared to 18.2% in the corresponding period last year. The notable fluctuations within the restaurant segment for the first quarter of 2008 included increases in utilities, credit card processing fees and insurance, and a decrease in advertising expense.
          In the food products segment, the operating expense ratio was 5.7% of sales in the first quarters of both fiscal 2008 and 2007.
Selling, General and Administrative Expenses
          Consolidated S,G&A expenses were 8.4% of sales in both the first quarter of fiscal 2008 and in the corresponding period last year. The most significant components of S,G&A expenses were wages and fringe benefits, food products advertising expense, food products transportation costs and gains on real estate sales. Net pre-tax gains of $1.1 million on the sale of restaurant assets in the first quarter of fiscal 2008, compared to net pre-tax gains of $2.9 million in the first quarter of fiscal 2007, are netted within S,G&A.
          We adopted FAS No. 123 (R), Share-Based Payment, in the first quarter of fiscal 2007. The most significant aspect of this accounting pronouncement was the new requirement to expense the fair value of stock option grants. We significantly reduced the issuance of stock options and implemented a performance incentive plan that predominantly uses restricted stock, stock grants and cash awards. The total pre-tax expense in the first quarter of fiscal 2008 associated with stock options and the new performance incentive plan was $4.0 million compared to $2.5 million in the corresponding period last year. Of the fiscal 2008 amount, $3.1 million was recorded in the restaurant segment and $0.9 million was recorded in the food products segment. Of the fiscal 2007 amount, $1.0 million was recorded in the restaurant segment and $1.5 million was recorded in the food products segment. Nearly all of this expense is reflected in S,G&A expense. We expect the expense associated with stock options and the new performance plan to approximate $6.6 million for all of fiscal 2008 compared to $5.7 million recorded for the full year in fiscal 2007.
          In the first quarter of fiscal 2008, the food products segment benefited from $1.3 million less advertising expense than in the corresponding period last year, due to a shift in timing.
Interest
          Net interest expense of $2.2 million in the first quarter of fiscal 2008 and $2.5 million in the first quarter of fiscal 2007 included $293,000 and $69,000, respectively, of gross interest income and $2.5 million each period of gross interest expense. All of the gross interest expense recorded in fiscal 2007 was related to fixed-rate debt. The $2.5 million of gross interest expense in the first quarter of fiscal 2008 included $144,000 of interest expense on variable-rate debt with the remainder on fixed-rate debt.
          At July 27, 2007, our outstanding debt included $37.2 million on our variable-rate revolving line of credit and $190.0 million on our fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable rate debt. For example, a 1% increase in the benchmark rate used for our revolving line of credit would increase our annual interest expense by $372,000 assuming the $37.2 million outstanding at the end of the first quarter was outstanding for the entire year.
Taxes
          The combined federal and state income tax rates were 31.0% in the first quarter of fiscal 2008 versus 32.9% a year ago. We anticipate the annual effective tax rate for the entire year of fiscal 2008 to approximate 33.3%. We re-evaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.
          On April 28, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The adoption of FIN 48 did not have a material impact on our consolidated financial statements (see Note 5).
Liquidity and Capital Resources
          Cash generated from operations and draws on our revolving line of credit have been used as the main source of funds for working capital and capital expenditure requirements. Cash and equivalents totaled $3.0 million at July 27, 2007. Bank lines of credit of $100.0 million are available for liquidity needs, capital expansion and repurchases of Bob Evans common stock; $37.2 was outstanding on these lines of credit at July 27, 2007. Draws on the lines of credit are limited by the amount of our standby letters-of-credit, which totaled $11.2 million at July 27, 2007.
          During the first quarter of fiscal 2008, we repurchased 1.1 million shares of our outstanding common stock under our share repurchase program at a total cost of $39.4 million. We plan to continue to repurchase shares during the remaining quarters of fiscal 2008, and we are authorized to repurchase up to 3 million total shares under the program during fiscal 2008.
          Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $27.9 million in the first quarter of fiscal 2008 compared to $16.7 million in the corresponding period last year. For fiscal 2008, we decreased the growth rate of Bob Evans Restaurants to approximately two new locations (as compared to 10 in fiscal 2007 and 20 in fiscal 2006), but increased the expected number of fiscal 2008 Mimi’s openings to 17 new locations (as compared to 13 in fiscal 2007 and 10 in fiscal 2006). Capital spending for all of fiscal 2008 is projected at $100.0 million, compared to the fiscal 2007 level of $84.2 million. The increase in capital needs is due to the high number of expected Mimi’s openings as well as an investment of approximately $9.0 million for the expansion of our Springfield, Ohio distribution center, which will be completed in October 2007. Depreciation and amortization for fiscal 2008 should be approximately $78.0 million.

          In the first quarter of fiscal 2008, we repaid the remaining balance on our 7.35% bank note with a prepayment of $15.3 million. The note was scheduled to mature in May 2008. We believe that the funds needed for capital expenditures and working capital during the remainder of fiscal 2008 will be generated both internally and from available bank lines of credit. Financing alternatives will continue to be evaluated as warranted.
BEST Brand Builders
          In 2007, we introduced an overall internal approach to managing the company, which we refer to as our BEST (Bob Evans Special Touch) Brand Builders, to unlock the national potential of our premium regional brands. In 2008, we are still focused on driving those same key objectives. The five Brand Builders are as follows:
•	Win together as a team

•	Consistently drive sales growth

•	Improve margins with an eye on customer satisfaction

•	Be the BEST at operations execution

•	Increase returns on invested capital.
          Winning together as a team means getting everyone strategically aligned and focused on the same common goals. Ultimately as a public company, winning translates into earnings per share, and we were able to increase earnings per share for the first quarter of fiscal 2008 over the corresponding period last year. To win, we need to have the right people in all of our key positions, and therefore, we have made a number of significant management changes over the past 15 months. We have also consolidated all of our purchasing programs for the entire company into a single procurement department and are beginning to integrate our information systems across the company. Additionally, we changed our compensation structure to better align our incentives with the right performance metrics for all senior managers.
          The second Brand Builder is to consistently drive sales growth. Our number one priority was to increase same-store sales at Bob Evans Restaurants, and Bob Evans Restaurants have now achieved four consecutive quarters of positive same-store sales. We have had some excellent results with new products, most recently our summer Bob-B-Q promotion, and more importantly have strengthened our ability to keep the pipeline full of compelling new products with a homestyle Bob Evans twist. We think a combination of better products, consistent with our home style positioning, and improved marketing make these items more successful. We realize that we will be running into some tougher sales comparisons in September, but remain focused on keeping our sales momentum going.
          At Mimi’s we saw some softening in same-store sales and a challenging casual dining environment during the quarter, especially in July. Until this quarter, Mimi’s had posted same-store sales gains in 47 of the last 48 quarters. To drive sales in the short term, we are going to continue highlighting seasonal features. We are also going to continue expanding the number of restaurants with full bars, which now total 34, and are rolling out a new service initiative that focuses on enhanced training of salesmanship and hospitality to drive average check and sales.
          In our food products segment, our sales momentum remains very strong in large part due to our product innovation. Our refrigerated mashed potatoes and other recently introduced side dishes, such as green bean casserole, have been exceptionally successful. We also recently introduced Bob Evans oatmeal bowls with fruit and nuts, and you will see additional new products from us in the coming months. We are also building sales by adding new points of distribution.
          The third Brand Builder is to improve margins with an eye on customer satisfaction. Our restaurant margins were down in the first quarter due mostly to reduced gains on asset sales compared to the prior year as well as higher commodity costs, but we are proud of our efforts to control labor costs. As we reduce labor hours in our restaurants, we believe we haven’t sacrificed our speed of service or customer satisfaction.
          Our food costs are subject to changes in the commodity markets. With our program to consolidate our purchasing activities, we have made some progress in reducing food costs compared to where they would have been otherwise. Our current test of the new point of sales system at Bob Evans is going well and we are continuing to plan for a rollout starting later this fiscal year. This new technology will help to simplify our order entry, achieve more precise labor scheduling and compare our food costs with theoretical food costs, all key to improving margins at the restaurant level.
          With the softening of sales at Mimi’s, our efforts to improve profitability are taking on a greater sense of urgency. Mimi’s, like Bob Evans, made good progress on trimming labor costs by cutting back on labor hours during the first quarter. Mimi’s has also reduced pre-opening costs, but we still have a opportunity to further improve margins.
          In the food products segment, we continue to benefit from the improved cost structure resulting from the combination of our separate Bob Evans and Owens brands into a single organization.
          Our fourth Brand Builder is to be the BEST at operations execution. A good way to improve our execution is to decrease employee turnover, and we have made progress in that area as both our employee and management turnover are down slightly in the first quarter versus last year. Also showing some improvement was our brand loyalty index in which our “likely to recommend” rating increased compared to last year. We will continue to focus on reducing consumer complaints and lowering turnover in our restaurants.
          Our fifth and final Brand Builder is to increase returns on invested capital. As we stated, we are not going to open large numbers of new Bob Evans restaurants until projected returns improve. We are now planning on building just two new Bob Evans restaurants in fiscal 2008, but are increasing the number of rebuilds from six to eight. We did not close any restaurants during the first quarter.
          Mimi’s will continue to remain our restaurant growth vehicle for the near term and we continue to target a unit expansion pace of approximately 15% annually. We plan to open 17 new Mimi’s Cafes in fiscal 2008, which is higher than our original plan.
          In the food products segment we are implementing several recommendations from studies conducted last year, including a nearly complete 65,000 square foot expansion of our Springfield distribution center, which will double its capacity and make us much more efficient at peak production times. While the food products segment generates very attractive returns, it does not need much new investment to capitalize on increased distribution opportunities.
          We are not particularly interested in pursuing acquisitions, although we would certainly look at potential deals on an opportunistic basis. Paying down our remaining debt is not an attractive option since most of it is at low fixed interest rates. We are currently paying a quarterly dividend of $0.14 per share. While our Board believes the current dividend is appropriate, we will continue to reassess our dividend policy on a regular basis as we compare our yield and payout ratio to our peers. Finally, we have already repurchased 1.1 million shares under our stock repurchase program in the first quarter of fiscal 2008. Our total authorization from the Board for 2008 is for 3 million total shares, which means we still have the ability to buy back approximately 2 million additional shares over the rest of the year depending upon market conditions. That is likely to be the primary use of our surplus cash flow.
          In summary, we remain focused on the five BEST Brand Builders, and are continuing to implement them with a sense of urgency.
Business Outlook
          We were generally pleased with our overall results for the first quarter, especially with the continued improvement in same-store sales trends at Bob Evans Restaurants and a solid performance in the food products segment. Diluted earnings per share for the quarter was $0.38, up from $0.36 a year ago. The $0.38 this year includes pre-tax gains on asset sales of $1.1 million, or $0.02 a share, while the $0.36 last year includes pre-tax gains on asset sales of $2.9 million, or $0.05 a share.
          We are reaffirming our guidance for fiscal 2008 diluted earnings per share of $1.68 to $1.75 excluding the anticipated impact of gains on real estate sales of approximately $4.0 to $5.0 million. This equates to reported earnings per share of about $1.77 to $1.84.
          We continue to project restaurant operating margins for the year slightly above fiscal 2007 levels. This is predicated on increasing same-store sales at both Bob Evans Restaurants and Mimi’s. We have seen some stabilization recently in food costs, and our improvement in labor costs occurred mostly toward the end of the quarter, so we are optimistic that we can continue to improve margins. We also expect margins in the food products segment slightly above last year’s, with continued strong growth in pounds sold and hog costs averaging in the $40 to $45 range.
          We expect that our share buyback efforts will amount to approximately 2 million shares during the year, the same as last year; however, we may buy the full 3 million shares our Board has authorized depending on market conditions. We are projecting net interest expense of approximately $10.5 million for all of fiscal 2008, up from $9.0 million in fiscal 2007. Our effective tax rate should be lower than our previous estimate of 34.1% but higher than the 32.3% last year. We now estimate the full-year rate will be 33.3%, which implies a rate of 33.9% for the remaining three quarters. We continue to project average diluted shares outstanding between 34.8 and 35.0 million for the year.

          Capital spending for the quarter was $27.9 million. We expect capital expenditures for the year of approximately $100.0 million, or slightly higher, because of the increased number of anticipated Mimi’s store openings, but still significantly below our high of about $140.0 million in the fiscal 2004 and 2005 years. We remain focused on expanding Mimi’s and our food products distribution capability, but expect to open relatively few Bob Evans restaurants in fiscal 2008.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Certain statements in this news release that are not historical facts are forward-looking statements. Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including, without limitation:
•	Negative publicity or litigation regarding allegations of food-related illness,

•	Failure to achieve and maintain positive same-store sales,

•	Changing business and/or economic conditions, including energy costs,

•	Competition in the restaurant and food products industries,

•	Ability to control restaurant operating costs, which are impacted by market changes in the cost or availability of labor and food, minimum wage and other employment laws, fuel and utility costs,

•	Changes in the cost or availability of acceptable new restaurant sites,

•	Accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of Mimi’s,

•	Adverse weather conditions in locations where we operate our restaurants,

•	Consumer acceptance of changes in menu offerings, price, atmosphere and/or service procedures,

•	Consumer acceptance of our restaurant concepts in new geographic areas, and

•	Changes in hog and other commodity costs.
There is also the risk that we may incorrectly analyze these risks or that the strategies developed by us to address them will be unsuccessful.
Certain risks, uncertainties and assumptions are discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 27, 2007. We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all such risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures in our filings with the Securities and Exchange Commission should also be consulted. All subsequent written and oral forward-looking statements attributable to us or any person acting on behalf of the company are qualified by the cautionary statements in this section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          With the participation of our management, including Bob Evans’ principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Bob Evans’ principal executive officer and principal financial officer have concluded that:
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
Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
There are no pending legal proceedings involving the company other than routine litigation incidental to its business. In the opinion of our management, these proceedings should not, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 27, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In May 2007, the Board of Directors authorized a share repurchase program for fiscal 2008. The program authorizes Bob Evans to repurchase, through April 25, 2008, up to 3 million shares of its outstanding common stock. The following table provides information on Bob Evans purchases of its common stock during the three fiscal months ended July 27, 2007:

					Maximum
				Total Number of	Number of Shares
				Shares Purchased	that May Yet be
				as Part of Publicly	Purchased Under
	Total Number of		Average Price	Announced Plans	the Plans or
Period	Shares Purchased		Paid Per Share	or Programs	Programs
4/28/07-5/25/07	—		$—	—	3,000,000
5/26/07-6/22/07	509,482	(a)	$37.28	506,871	2,493,129
6/23/07-7/27/07	552,746		$37.04	552,746	1,940,383

Total	1,062,228		$37.16	1,059,617	1,940,383

(a)	Includes 2,611 shares of common stock repurchased by Bob Evans in connection with employee stock-for-stock exercises of stock options.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not Applicable
ITEM 5. OTHER INFORMATION.
Not Applicable

ITEM 6. EXHIBITS.

Exhibit No.	Description	Location

10	Bob Evans Farms, Inc. Compensation Program for Directors (Revised August 10, 2007)	Incorporated herein by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K filed August 13, 2007 (File No. 0-1667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

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

September 5, 2007

Date

*	Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated September 5, 2007
Bob Evans Farms, Inc.

Exhibit No.	Description	Location

10	Bob Evans Farms, Inc. Compensation Program for Directors (Revised August 10, 2007)	Incorporated herein by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K filed August 13, 2007 (File No. 0-1667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith