Form 10-Q
period 2007-10-26
EVANS BOB FARMS INC
filed 2007-12-05
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2007
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
Yes ☐   No ☑
     As of November 23, 2007, the registrant had issued 42,638,118 common shares, of which 33,099,289 were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
ITEM 1A. RISK FACTORS.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 5. OTHER INFORMATION.
ITEM 6. EXHIBITS.
SIGNATURES
INDEX TO EXHIBITS
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2

BOB EVANS FARMS, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	Oct. 26, 2007	April 27, 2007
	Unaudited	Audited
ASSETS
Current assets
Cash and equivalents	$10,557	$29,287
Accounts receivable	20,660	20,515
Inventories	31,976	28,673
Deferred income taxes	9,468	9,468
Prepaid expenses	3,121	1,151
Assets held for sale	1,981	8,260

Total Current Assets	77,763	97,354

Property, plant and equipment	1,521,083	1,464,285
Less accumulated depreciation	534,957	501,626

Net Property, Plant and Equipment	986,126	962,659

Other assets
Deposits and other	5,169	5,117
Long-term investments	19,470	18,326
Goodwill	57,729	57,729
Other intangible assets	55,367	55,777

Total Other Assets	137,735	136,949

	$1,201,624	$1,196,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$84,836	$0
Current maturities of long-term debt	26,904	34,000
Accounts payable	26,910	27,656
Dividends payable	4,691	4,920
Federal and state income taxes	21,365	22,772
Accrued non-income taxes	23,522	21,390
Accrued wages and related liabilities	26,095	32,086
Self insurance	23,310	21,051
Deferred revenue	16,044	17,515
Other accrued expenses	27,658	19,793

Total Current Liabilities	281,335	201,183

Long-term liabilities
Deferred compensation	26,613	23,889
Deferred income taxes	73,940	73,940
Deferred rent	21,414	20,386
Long-term debt	133,096	172,333

Total Long-Term Liabilities	255,063	290,548

Stockholders’ equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at Oct. 26, 2007, and April 27, 2007	426	426
Preferred stock, $500 par value; authorized 1,200 shares; issued 120 shares at Oct. 26, 2007, and April 27, 2007	60	60
Capital in excess of par value	166,382	160,441
Retained earnings	730,448	711,333
Treasury stock, 9,129,026 shares at Oct. 26, 2007, and 7,496,181 shares at April 27, 2007, at cost	(232,090)	(167,029)

Total Stockholders’ Equity	665,226	705,231

	$1,201,624	$1,196,962

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	Oct. 26, 2007	Oct. 27, 2006	Oct. 26, 2007	Oct. 27, 2006

Net Sales	$426,255	$412,732	$850,879	$816,105

Cost of sales	127,978	120,980	253,546	235,603
Operating wage and fringe benefit expenses	149,483	148,999	303,268	297,791
Other operating expenses	69,951	67,454	138,800	133,346
Selling, general and administrative expenses	33,906	34,553	69,720	68,331
Depreciation and amortization expense	18,973	18,401	38,056	36,703

Operating Income	25,964	22,345	47,489	44,331

Net interest expense	2,661	2,355	4,878	4,838

Income Before Income Taxes	23,303	19,990	42,611	39,493

Provision for income taxes	7,819	6,496	13,804	12,913

Net Income	$15,484	$13,494	$28,807	$26,580

Earnings Per Share — Basic	$0.45	$0.37	$0.83	$0.73

Earnings Per Share — Diluted	$0.45	$0.37	$0.83	$0.73

Cash Dividends Paid Per Share	$0.14	$0.14	$0.28	$0.26

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(Dollars in thousands)
	Six Months Ended
	Oct. 26, 2007	Oct. 27, 2006
Operating activities:
Net income	$28,807	$26,580

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,056	36,703
Gain on sale of assets	(1,932)	(3,030)
(Gain) loss on long-term investments	(1,325)	13
Deferred compensation	2,724	2,505
Compensation expense attributable to stock plans	4,119	3,327
Deferred rent	1,028	995
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(145)	(3,419)
Inventories	(3,303)	1,271
Prepaid expenses	(1,970)	(1,545)
Accounts payable	(746)	(1,403)
Federal and state income taxes	(1,580)	1,487
Accrued wages and related liabilities	(5,991)	(5,449)
Self insurance	2,259	1,760
Accrued non-income taxes	2,132	2,032
Deferred revenue	(1,471)	(1,363)
Other accrued expenses	7,953	9,853

Net cash provided by operating activities	68,615	70,317

Investing activities:
Purchase of property, plant and equipment	(62,066)	(36,310)
Proceeds from sale of property, plant and equipment	9,257	9,872
Other	(52)	(2,055)

Net cash used in investing activities	(52,861)	(28,493)

Financing activities:
Cash dividends paid	(9,748)	(9,429)
Borrowings on lines of credit	84,836	—
Principal payments on debt	(46,333)	(2,000)
Purchase of treasury stock	(71,283)	(5,923)
Proceeds from issuance of treasury stock	7,005	10,524
Excess tax benefits from stock-based compensation	1,039	1,214

Net cash used in financing activities	(34,484)	(5,614)

Increase (decrease) in cash and equivalents	(18,730)	36,210

Cash and equivalents at the beginning of the period	29,287	16,727

Cash and equivalents at the end of the period	$10,557	$52,937

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.	Unaudited Financial Statements
     The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The financial statements are not necessarily indicative of the results of operations for a full fiscal year. Except as described in this Form 10-Q, no significant changes have occurred in the disclosures made in Bob Evans’ Form 10-K for the fiscal year ended April 27, 2007 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).
     Certain amounts in the prior period consolidated financial statements presented herein (i.e., assets held for sale and net property, plant and equipment) have been reclassified to conform to the current quarter consolidated financial statement presentation.
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
     The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended		Six Months Ended
	Oct. 26, 2007	Oct. 27, 2006	Oct. 26, 2007	Oct. 27, 2006

Basic	34,091	36,428	34,500	36,314
Effect of dilutive stock options	261	301	339	281

Diluted	34,352	36,729	34,839	36,595

3.	Stock-Based Compensation
     Effective April 29, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment”, using the modified-prospective transition method. Accordingly, stock-based compensation is measured based on the fair value of the award on the grant date, and is recognized over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees (as determined under the terms of the compensation plan under which the award is granted) are subject to immediate expensing in full upon grant. Total stock-based compensation expense of $0.9 million and $1.2 million for the second quarters of fiscal 2008 and 2007, respectively, and $4.1 million and $3.3 million for the first six months of fiscal 2008 and 2007, respectively, is included in the Consolidated Statements of Income.
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

	(in thousands)
	Three Months Ended		Six Months Ended
	Oct. 26, 2007	Oct. 27, 2006	Oct. 26, 2007	Oct. 27, 2006

Sales
Restaurant operations	$356,168	$346,320	$716,357	$689,828
Food products	79,895	75,517	153,476	143,764

	436,063	421,837	869,833	833,592
Intersegment sales of food products	(9,808)	(9,105)	(18,954)	(17,487)

Total	$426,255	$412,732	$850,879	$816,105

Operating income
Restaurant operations	$19,829	$18,917	$37,939	$39,085
Food products	6,135	3,428	9,550	5,246

Total	$25,964	$22,345	$47,489	$44,331

5.	Income Taxes
     On April 28, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The adoption of FIN 48 resulted in a cumulative effect adjustment of $173,000 for unrecognized tax benefits recorded as a reduction to the beginning balance of retained earnings. The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $7,892,000 as of Oct. 26, 2007, and approximately $6,439,000 as of April 27, 2007.
     We also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods. The total amount of accrued interest and penalties was approximately $4,928,000 as of Oct. 26, 2007, and approximately $3,223,000 as of April 27, 2007. During the second quarter and first six months of fiscal 2008, we recognized approximately $174,000 and $574,000, respectively, in potential interest and penalties associated with uncertain tax positions.
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

     In October 2007, we entered into a one-year unsecured note underlying a $30 million revolving line of credit facility with a bank. The terms of the note are substantially similar to the terms of our existing unsecured lines of credit.
7.	New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal 2009) for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. In November 2007, the FASB provided a one year partial deferral for the implementation of SFAS No. 157 for “other nonfinancial assets and liabilities.” We have not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides reporting entities an option to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (our fiscal 2009). We have not determined the effect, if any, the adoption of this statement will have on our consolidated financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General Overview
     In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. As of Oct. 26, 2007, we owned and operated 697 full-service restaurants, including 579 Bob Evans Restaurants in 18 states and 118 Mimi’s Cafés in 22 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. We also produce and distribute fresh and fully cooked pork products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to grocery stores in the East North Central, mid-Atlantic, Southern and Southwestern United States. Revenue, net of promotional discounts, in the food products segment is recognized when products are delivered to the retailer.
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

     The following table reflects data for our second fiscal quarter ended Oct. 26, 2007, compared to the prior year’s second fiscal quarter ended Oct. 27, 2006. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated		Restaurant		Food Products
	Results		Segment		Segment
	Q2	Q2	Q2	Q2	Q2	Q2
(dollars in thousands)	2008	2007	2008	2007	2008	2007

Net sales	$426,255	$412,732	$356,168	$346,320	$70,087	$66,412
Operating income	$25,964	$22,345	$19,829	$18,917	$6,135	$3,428

Cost of sales	30.0%	29.3%	25.6%	24.8%	52.4%	53.1%
Operating wages	35.1%	36.1%	39.7%	40.8%	11.4%	11.6%
Other operating	16.4%	16.3%	18.5%	18.4%	5.6%	5.5%
S,G&A	8.0%	8.4%	5.8%	5.8%	19.0%	21.6%
Depr. & amort.	4.4%	4.5%	4.8%	4.7%	2.8%	3.0%

Operating income	6.1%	5.4%	5.6%	5.5%	8.8%	5.2%
The second quarter results for fiscal 2008 and fiscal 2007 include the impact of the following:
•	Net pre-tax gains in the restaurant segment of $1.0 million on the sale of restaurant assets in the second quarter of fiscal 2008, compared to net pre-tax gains of $0.4 million in the second quarter of fiscal 2007.

•	$0.7 million pre-tax expense for performance-based incentive compensation in the second quarter of fiscal 2008, compared to $1.1 million in the second quarter of fiscal 2007. Of the $0.7 million in the second quarter of 2008, $0.5 million was recorded in the restaurant segment and $0.2 million in the food products segment. Of the $1.1 million in the second quarter of fiscal 2007, $0.5 million was recorded in the restaurant segment and $0.6 million in the food products segment.

•	$0.7 million less advertising expense in the food products segment in the second quarter of fiscal 2008 as compared to the same period last year, due to a shift in timing.
Restaurant Segment Overview
     The ongoing economic and industry-wide factors relevant to the restaurant segment include: competition, consumer acceptance, labor and fringe benefit expenses, commodity prices, energy prices, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy and weather. For the second quarter of fiscal 2008, the factors that had the greatest positive impact on restaurant segment profitability were higher same-store sales at Bob Evans Restaurants and effective cost management, particularly labor management. The factors that had the greatest negative impact were lower same-store sales at Mimi’s, higher food costs and minimum wage increases.
     Second quarter fiscal 2008 same-store sales increased 0.7% at Bob Evans Restaurants and decreased 1.5% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income increased $0.9 million, or 4.8%, in the second quarter of fiscal 2008 compared to the corresponding period last year. Restaurant segment operating income was impacted slightly by gains on the sale of real estate and performance-based incentive compensation (as discussed above in the “General Overview” section) in the second quarters of fiscal 2008 and 2007.
     Overall, we are pleased with the positive same-store sales results at Bob Evans Restaurants and will remain focused on driving stronger same-store sales at Mimi’s restaurants. We are also continuing our efforts to control labor and food cost, which have been effective in the first and second quarters in light of increasing commodity costs and higher minimum wages in many of the states where we operate.

Food Products Segment Overview
     The ongoing economic and industry-wide factors relevant to the food products segment include: hog costs, transportation and energy costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. We are very pleased with the food products segment’s strong performance in the second quarter. The factors that had the greatest impact on food products segment profitability in the second quarter of fiscal 2008 were strong sales growth and lower-than-expected hog costs.
     Food products segment net sales increased 5.5% in the second quarter of fiscal 2008 compared to the same period last year. The higher net sales were largely driven by a 2.2% increase in pounds sold of comparable products (principally sausage and refrigerated potatoes).
     Hog costs represent the majority of food products segment cost of sales, and the volatile nature of hog costs greatly impacts the profitability of the segment. In the second quarter of fiscal 2008, average hog costs decreased 2.3% compared with the corresponding period last year. The decrease in hog costs resulted in a decrease in cost of sales to 52.4% of net sales in the second quarter of 2008 from 53.1% in the second quarter of 2007.
     Operating income in the food products segment increased $2.7 million, or 79.0%, in the second quarter of fiscal 2008 compared to the corresponding period last year. This improvement is due to higher net sales and lower cost of sales and to a smaller degree, a heavier weighting of advertising expense in the second half of the year.
Sales
     Consolidated net sales increased 3.3% to $426.3 million in the second quarter of fiscal 2008 compared to the corresponding period last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $9.8 million and $3.7 million, respectively. Restaurant sales accounted for 83.6% of consolidated sales in the second quarter of fiscal 2008. For the six-month period ended October 26, 2007, consolidated net sales increased $34.8 million, or 4.3%, compared to the previous year.
     Restaurant sales increased $9.8 million, or 2.8%, in the second quarter of fiscal 2008 and $26.5 million, or 3.8%, through six months of fiscal 2008 compared to the corresponding periods last year. The sales increase is due to improved same-store sales at Bob Evans Restaurants and more restaurants in operation at Mimi’s.
     Bob Evans Restaurants experienced a same-store sales increase of 0.7% in the second quarter of fiscal 2008, which included an average menu price increase of 2.3%. This marks the fifth consecutive quarter of same-store sales increases at Bob Evans Restaurants. We attribute the increase in Bob Evans Restaurants same-store sales to an expanded pipeline of new products, more effective marketing programs and an increased focus on customer service in our restaurants. We are committed to developing new homestyle products with a Bob Evans twist to help maintain the same-store sales momentum.
     Mimi’s experienced a same-store-sales decrease of 1.5% in the second quarter of fiscal 2008, which reflected an average menu price increase of 3.8%. We believe this reflects the challenging environment in the casual dining sector, as well as pressures on consumer spending due to weaknesses in the housing market in certain key areas, particularly in California, Arizona, Florida and Nevada where almost 80% of Mimi’s restaurants are located. Most of Mimi’s new restaurants continue to produce average unit volumes at or above the system’s average. We are looking at a variety of initiatives to help re-energize same-store sales at Mimi’s restaurants over the near term. See the “BEST Brand Builders” section for further discussion of initiatives.
     Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.
     The following chart summarizes the restaurant openings and closings during the last six quarters for Bob Evans Restaurants and Mimi’s:

Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2008
1st quarter	579	0	0	579
2nd quarter	579	0	0	579

Fiscal 2007
1st quarter	587	4	1	590
2nd quarter	590	1	5	586
3rd quarter	586	3	0	589
4th quarter	589	2	12	579
Mimi’s:

	Beginning	Opened	Closed	Ending

Fiscal 2008
1st quarter	115	1	0	116
2nd quarter	116	2	0	118

Fiscal 2007
1st quarter	102	2	0	104
2nd quarter	104	1	0	105
3rd quarter	105	3	0	108
4th quarter	108	7	0	115
Consolidated Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2008
1st quarter	694	1	0	695
2nd quarter	695	2	0	697

Fiscal 2007
1st quarter	689	6	1	694
2nd quarter	694	2	5	691
3rd quarter	691	6	0	697
4th quarter	697	9	12	694
     In the second quarter of fiscal 2008, no Bob Evans Restaurants were opened compared to the one restaurant we opened in the corresponding period a year ago. We opened two Mimi’s restaurants in the second quarter of fiscal 2008 compared to the one restaurant we opened in the corresponding period a year ago. We did not close any restaurants in the second quarter of fiscal 2008. We continue to evaluate our restaurant base to ensure the profitability of existing stores, and will close underperforming stores as appropriate. For fiscal 2008, we plan to build just two new Bob Evans Restaurants and rebuild eight existing restaurants. At Mimi’s, the performance of most of our new restaurants remains strong, and this gives us the confidence to continue opening additional new stores. We expect to open a total of 17 Mimi’s in fiscal 2008 compared to 13 openings in fiscal 2007.
     The food products segment experienced a sales increase of $3.7 million, or 5.5%, in the second quarter of fiscal 2008 and $8.2 million, or 6.5%, through six months of fiscal 2008 compared to the corresponding periods a year ago. The sales increase was due largely to a 2.2% increase in the volume of comparable products sold (principally sausage and refrigerated potatoes) in the second quarter of fiscal 2008 (2.9% year-to-date) compared to the corresponding period a year ago. Comparable pounds sold is calculated using the same products in both periods and excludes new products. We plan to continue our strategy of growing through successful product introductions and additional points of distribution. We are also making solid progress in penetrating supercenter retail stores, which provides another high-volume sales channel for our food products. See the “BEST Brand Builders” section for further discussion of new products and distribution.
Cost of Sales
     Consolidated cost of sales (cost of materials) was 30.0% of sales in the second quarter of fiscal 2008 and 29.8% through six months of fiscal 2008 compared to 29.3% and 28.9%, respectively, in the corresponding periods a year ago.
     In the second quarter of fiscal 2008, restaurant segment cost of sales (predominantly food cost) increased to 25.6% of sales (25.5% year-to-date) versus 24.8% of sales (24.7% year-to-date) in the corresponding periods a year ago. The increase was mainly due to an increase in commodity prices. See the “BEST Brand Builders” section for further discussion of commodity price increases.
     The food products segment cost of sales ratio was 52.4% of sales in the second quarter (52.5% year-to-date) versus 53.1% of sales (51.6% year-to-date) in the corresponding periods a year ago. The decrease in the food products segment cost of sales ratio in the second quarter was due to a decrease in hog costs of 2.3% this quarter versus the same quarter last year ($40.29 per hundredweight compared to $41.22 per hundredweight). The decrease in the food products cost of sales ratio can also be attributed to improved hog yields. We expect that hog costs will average around $40 to $45 per hundredweight for fiscal 2008, which will be higher than the $38.41 average in fiscal 2007.
Operating Wage and Fringe Benefit Expenses
     Consolidated operating wage and fringe benefit expenses (“operating wages”) were 35.1% of sales in the second quarter and 35.6% of sales through six months of fiscal 2008 compared to 36.1% and 36.5%, respectively, of sales in the corresponding periods last year. In the second quarter of fiscal 2008, the operating wage ratio decreased in both the restaurant and food products segments.
     In the restaurant segment, operating wages were 39.7% of sales in the second quarter and 40.1% of sales through six months of fiscal 2008 compared to 40.8% and 40.9%, respectively, of sales in the corresponding periods last year. The improvement in the operating wage ratio was the result of effective labor management at both of our restaurant concepts and leverage from improved same-store sales at Bob Evans, which more than offset the impact of state minimum wage increases.
     In the food products segment, operating wages were 11.4% of sales in the second quarter and 11.8% of sales through six months of fiscal 2008 compared to 11.6% and 12.2%, respectively, of sales in the corresponding periods last year. The decrease was due to better leveraging of costs as a result of increased sales volume as discussed in the “Sales” section above.
Other Operating Expenses
     More than 94% of other operating expenses (“operating expenses”) occurred in the restaurant segment in the second quarters of both fiscal 2008 and fiscal 2007. The most significant components of operating expenses were utilities, advertising, restaurant supplies, repair and maintenance, rent, non-income taxes and credit card processing fees. Consolidated operating expenses were 16.4% of sales in the second quarter and 16.3% of sales through six months of fiscal 2008 compared to 16.3% in both the corresponding periods last year.
     In the restaurant segment, operating expenses were 18.5% of sales in the second quarter and 18.3% of sales through six months of fiscal 2008 compared to 18.4% and 18.3%, respectively, of sales in the corresponding periods last year. The notable fluctuations within the restaurant segment for the second quarter of 2008 included increases in utilities, occupancy and credit card processing fees partially offset by a decrease in advertising expense.

     In the food products segment, the operating expense ratio was 5.6% of sales in the second quarter and 5.7% of sales through six months of fiscal 2008 compared to 5.5% and 5.6%, respectively, of sales in the corresponding periods last year.
Selling, General and Administrative Expenses
     Consolidated selling, general and administrative (“S,G&A”) expenses were 8.0% of sales in the second quarter and 8.2% of sales through six months of fiscal 2008 compared to 8.4% of sales in both corresponding periods last year. The most significant components of S,G&A expenses were wages and fringe benefits, food products advertising expense, food products transportation costs and gains on sales of restaurant assets. Net pre-tax gains of $1.0 million on the sale of restaurant assets in the second quarter of fiscal 2008, compared to net pre-tax gains of $0.4 million in the second quarter of fiscal 2007, are netted within S,G&A. Year-to-date, net pre-tax gains on the sale of restaurant assets totaled $2.0 million this year compared to $3.3 million last year.
     We adopted FAS No. 123 (R), “Share-Based Payment,” in the first quarter of fiscal 2007. The most significant aspect of this accounting pronouncement was the new requirement to expense the fair value of stock option grants. We significantly reduced the issuance of stock options and implemented a performance incentive plan that predominantly uses restricted stock, stock grants and cash awards. Pre-tax expense associated with stock options and the new performance incentive plan was $0.7 million in the second quarter and $4.7 million through six months of fiscal 2008 compared to $1.1 million and $3.6 million, respectively, in the corresponding periods last year. Of the fiscal 2008 amount, $0.5 million ($3.6 million year-to-date) was recorded in the restaurant segment and $0.2 million ($1.1 million year-to-date) was recorded in the food products segment. Of the fiscal 2007 amount, $0.5 million ($1.5 million year-to-date) was recorded in the restaurant segment and $0.6 million ($2.1 million year-to-date) was recorded in the food products segment. Nearly all of this expense is reflected in S,G&A expense. We expect the expense associated with stock options and the new performance plan to approximate $6.3 million for all of fiscal 2008 compared to $5.7 million recorded for the full year in fiscal 2007.
     In the second quarter of fiscal 2008, the food products segment benefited from $0.7 million less advertising expense than the corresponding period last year, due to a shift in timing. We expect most of the reduction in advertising expense to be offset by increased advertising later in the year, primarily in the third quarter.
Interest
     Net interest expense was $2.7 million in the second quarter and $4.9 million through six months of fiscal 2008 compared to $2.4 million and $4.8 million in the corresponding periods last year. Second-quarter net interest expense included $151,000 ($444,000 year-to-date) of gross interest income and $2.8 million ($5.3 million year-to-date) of gross interest expense in fiscal 2008. In the second-quarter of fiscal 2007, net interest expense included $163,000 ($232,000 year-to-date) of gross interest income and $2.5 million ($5.1 million year-to-date) of gross interest expense. All of the gross interest expense recorded in fiscal 2007 was related to fixed-rate debt. The $2.8 million of gross interest expense in the second quarter of fiscal 2008 included $1.1 million of interest expense on variable-rate debt with the remainder on fixed-rate debt. Fiscal 2008 year-to-date gross interest expense of $5.3 million was comprised of $1.3 million related to variable rate debt and $4.0 million related to fixed-rate debt.
     At Oct. 26, 2007, our outstanding debt included $84.8 million on our variable-rate revolving line of credit and $160.0 million on our fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable rate debt. For example, a 1% increase in the benchmark rate used for our revolving line of credit would increase our annual interest expense by $848,000 assuming the $84.8 million outstanding at the end of the second quarter was outstanding for the entire year.

Taxes
     The combined federal and state income tax rates were 33.6% in the second quarter of fiscal 2008 versus 32.5% a year ago. We anticipate the annual effective tax rate for the entire year of fiscal 2008 to approximate 33%. We re-evaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.
     On April 28, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The adoption of FIN 48 did not have a material impact on our consolidated financial statements (see Note 5).
Liquidity and Capital Resources
     Cash generated from operations and draws on our revolving lines of credit have been used as the main source of funds for working capital requirements, capital expenditures and share repurchases. Cash and equivalents totaled $10.6 million at Oct. 26, 2007. During the second quarter of fiscal 2008, we increased our available bank lines of credit to $130 million (an increase of $30 million). The bank lines of credit are available for liquidity needs, capital expansion and repurchases of Bob Evans common stock, and $84.8 million was outstanding on these lines of credit at Oct. 26, 2007. Draws on the lines of credit are limited by the amount of our standby letters-of-credit, which totaled $2.5 million at Oct. 26, 2007.
     During the second quarter of fiscal 2008, we repurchased approximately 1 million shares (2.1 million shares year-to-date) of our outstanding common stock under our share repurchase program at a total cost of $31.9 million ($71.3 million year-to-date). We plan to continue to repurchase shares during the remaining quarters of fiscal 2008, and we are now authorized to repurchase up to 5 million total shares under the program during fiscal 2008.
     Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $62.1 million through six months of fiscal 2008 compared to $36.3 million in the corresponding period last year. For fiscal 2008, we decreased the growth rate of Bob Evans Restaurants to approximately two new locations (as compared to 10 in fiscal 2007 and 20 in fiscal 2006), but increased the expected number of fiscal 2008 Mimi’s openings to 17 new locations (as compared to 13 in fiscal 2007 and 10 in fiscal 2006). Capital spending for all of fiscal 2008 is projected at slightly more than $100 million, compared to the fiscal 2007 level of $84.2 million. The increase in capital needs is due to the high number of expected Mimi’s openings as well as an investment of approximately $9.0 million for the expansion of our Springfield, Ohio distribution center, which was completed in October 2007. Depreciation and amortization for fiscal 2008 should be approximately $78.0 million.
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
     Winning together as a team means getting everyone at the company strategically aligned and focused on the same common goals. Ultimately as a public company, winning translates into earnings per share, and we were able to increase earnings per share for the second quarter of fiscal 2008 by nearly 22% over the corresponding period last year. To win, we need to have the right people in all of our key positions, and therefore, we have made a number of significant management changes over the past 18 months. We have also consolidated all of our purchasing programs for the entire company into a single procurement department and are beginning to integrate our information systems across the company. Additionally, we changed our compensation structure to better align our incentives with the right performance metrics for all senior managers.
     The second Brand Builder is to consistently drive sales growth. Our number one priority is to increase same-store sales, and we are pleased that Bob Evans has now achieved five consecutive quarters of positive same-store sales. We have strengthened our ability to keep the pipeline full of compelling new products with a homestyle Bob Evans twist, such as our new Deep-Dish Dinners. We think a combination of better products, consistent with our homestyle positioning, and improved marketing make these items more successful.
     At Mimi’s, we saw our second straight quarter of negative same-store sales in a challenging casual dining environment. We remain focused on leveraging our popular seasonal menu, which commands a premium price point relative to the everyday menu. Additionally, we just launched a new service initiative at Mimi’s that focuses on enhanced training of salesmanship and hospitality to drive average check and sales.
     In our food products segment, our sales momentum remains very strong in large part due to our product innovation. Our refrigerated mashed potatoes and other recently introduced side dishes have been extremely successful. The newest side dishes include mashed sweet potatoes, green bean casserole, homestyle stuffing and glazed apples. We also recently introduced Bob Evans oatmeal bowls with fruit and nuts, slow-roasted pork chops and a maple biscuit and sausage sandwich, and you will continue to see more new products from us in the coming months. We are also building sales by adding new points of distribution; we have added over 600 new points of distribution thus far in fiscal 2008.
     The third Brand Builder is to improve margins with an eye on customer satisfaction. Our restaurant margins were up slightly in the second quarter due to effective cost management, mostly in the reduction of labor hours, which more than offset higher commodities and minimum wage increases. As we reduce labor hours in our restaurants, we are being careful not to sacrifice speed of service or customer satisfaction.
     Our food costs are subject to changes in the commodity markets. With our program to consolidate our purchasing activities, we have made some progress in reducing food costs compared to where they would have been otherwise. Our current test of our new point-of-sale system at Bob Evans is going well and we are continuing to plan for a rollout starting later this fiscal year. This new technology will help to simplify our order entry, achieve more precise labor scheduling and compare our food costs with theoretical food costs — all key to improving margins at the restaurant level.
     With the recent softening of sales at Mimi’s, our efforts to improve profitability are taking on a greater sense of urgency. Mimi’s, like Bob Evans, made progress on managing labor costs during the second quarter, but we believe there remains further opportunity to reduce unproductive labor hours and pre-opening costs. Effective December 3, 2007, Tim Pulido has been named president of Mimi’s Café, and driving positive same-store sales and improving profitability will be the primary focus for Tim and the entire Mimi’s team.
     In the food products segment, we continue to benefit from the improved cost structure resulting from the combination of our separate Bob Evans and Owens brands into a single organization and the unanticipated benefit of lower-than-expected hog costs in the second quarter.
     Our fourth Brand Builder is to be the BEST at operations execution. A good way to improve our execution is to decrease employee turnover, and we have made progress in that area as both our employee and management turnover are down slightly in the second quarter versus last year. We believe the new point-of-sale system at Bob Evans Restaurants will be a helpful tool to attract and retain employees, as it is considerably easier to learn than the manual process we use today. Also showing some improvement was our brand loyalty index in which our “likely to recommend” rating increased compared to last year. We will continue to focus on reducing consumer complaints and lowering turnover in our restaurants.
     At Mimi’s, we are expanding our carryout and curbside-to-go capabilities, and we also continue to evaluate our full bar expansion. We have now converted or opened 35 of our restaurants with full-service bars, and we have also completed one retrofit construction project, with another currently underway. We will evaluate the incremental sales from the two retrofits to determine whether further expansion makes sense.
     Our fifth and final Brand Builder is to increase returns on invested capital. As we stated, we are not going to open large numbers of new Bob Evans restaurants until projected returns improve. We are now planning on building just two new Bob Evans restaurants in fiscal 2008, but are increasing the number of rebuilds to eight. We did not close any restaurants during the second quarter; however, we continue to evaluate all restaurants.
     Mimi’s will continue to remain our restaurant growth vehicle for the near term and we continue to target a unit expansion pace of approximately 15% annually. We plan to open 17 new Mimi’s Cafes in fiscal 2008, which is higher than our original plan.

     In the food products segment, we are implementing several recommendations from studies conducted last year, including a newly completed 65,000 square-foot expansion of our Springfield distribution center, which doubled its capacity and made us much more efficient at peak production times. While the food products segment generates very attractive returns, it does not need much new investment to capitalize on increased distribution opportunities.
     We are not particularly interested in pursuing acquisitions, although we would certainly look at potential deals on an opportunistic basis. Paying down our remaining debt is not an attractive option since most of it is at low fixed interest rates. We are currently paying a quarterly cash dividend of $0.14 per share. While our Board believes the current dividend is appropriate, we will continue to reassess our dividend policy on a regular basis as we compare our yield and payout ratio to our peers. Finally, we have already repurchased approximately 2 million shares under our stock repurchase program as of the end of the second quarter of fiscal 2008. Our total authorization from the Board for 2008 is for 5 million total shares, which means we still have the ability to buy back approximately 3 million additional shares over the remainder of the fiscal year depending upon market conditions. That is likely to be the primary use of our surplus cash flow.
     In summary, we remain focused on the five BEST Brand Builders, and continue to implement them with a sense of urgency.
Business Outlook
     We were generally pleased with our overall results for the second quarter, especially with the continued improvement in same-store sales trends at Bob Evans Restaurants and a solid performance in the food products segment. Diluted earnings per share for the quarter was $0.45, up from $0.37 a year ago. The $0.45 this year includes pre-tax gains on asset sales of $1.0 million, or $0.02 per share, while the $0.37 last year includes pre-tax gains on asset sales of $0.4 million, or $0.01 per share.
     We are reaffirming our guidance for fiscal 2008 reported diluted earnings per share of $1.77 to $1.84. This includes the anticipated impact of gains on real estate sales of approximately $4.0 to $5.0 million.
     We continue to project restaurant operating margins for the year slightly above fiscal 2007 levels. This is predicated on increasing same-store sales at both Bob Evans Restaurants and Mimi’s and continued improvement in labor costs. We also expect margins in the food products segment slightly above last year’s, with continued strong growth in pounds sold and hog costs averaging in the $40 to $45 range.
     Depending on market conditions, we will repurchase additional shares, although we might not reach the full 5 million shares our Board has authorized. We are projecting net interest expense of approximately $10.5 million for all of fiscal 2008, up from $9.0 million in fiscal 2007. This interest expense assumes that we do not repurchase all 5 million shares authorized. Our effective tax rate may be lower than our original estimate of 34.1% but higher than the 32.3% last year. We now estimate the full-year rate will be approximately 33%. We continue to project average diluted shares outstanding between 34.8 and 35.0 million for the year.
     Capital spending through the first six months of fiscal 2008 was $62.1 million. We expect capital expenditures for the year to approximate slightly more than the $100 million originally projected due to the increased number of anticipated Mimi’s store openings, but still significantly below our high of about $140 million in the fiscal 2004 and 2005 years. We remain focused on expanding Mimi’s and our food products distribution capability, but expect to open relatively few Bob Evans restaurants in fiscal 2008.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements in this news release that are not historical facts are forward-looking statements. Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including, without limitation:
•	Negative publicity or litigation regarding allegations of food-related illness,

•	Failure to achieve and maintain positive same-store sales,

•	Changing business and/or economic conditions, including energy costs,

•	Competition in the restaurant and food products industries,

•	Ability to control restaurant operating costs, which are impacted by market changes in the cost or availability of labor and food, minimum wage and other employment laws, fuel and utility costs,

•	Changes in the cost or availability of acceptable new restaurant sites,

•	Accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of Mimi’s,

•	Adverse weather conditions in locations where we operate our restaurants,

•	Consumer acceptance of changes in menu offerings, price, atmosphere and/or service procedures,

•	Consumer acceptance of our restaurant concepts in new geographic areas,

•	Changes in hog and other commodity costs, and

•	Unanticipated costs or problems relating to the information technology systems required for the operations of the Company, including compliance with security standards.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In May 2007, the Board of Directors authorized a share repurchase program for fiscal 2008. The program authorizes Bob Evans to repurchase, through April 25, 2008, up to 3 million shares of its outstanding common stock. In November 2007, the Board of Directors authorized an additional 2 million shares to be repurchased in the current fiscal year, up to a total of 5 million shares for the year. The following table provides information on Bob Evans purchases of its common stock during the three fiscal months ended Oct. 26, 2007:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs*
7/28/07—8/24/07	104,700	$34.12	104,700	3,835,683
8/25/07—9/21/07	351,800	$32.21	351,800	3,483,883
9/22/07—10/26/07	545,648	$31.17	545,648	2,938,235

Total	1,002,148	$31.84	1,002,148	2,938,235

*	Amounts reflect the 5 million total shares authorized by the Board of Directors for fiscal 2008 repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)	The Annual Meeting of Stockholders of our company (the “Annual Meeting”) was held on Sept. 10, 2007. At the Annual Meeting, 34,529,099 common shares were outstanding and entitled to vote; and 29,654,334, or 85.9%, of the outstanding common shares entitled to vote were represented in person or by proxy.
(b)	Directors elected at the Annual Meeting:

Michael J. Gasser
E.W. (Bill) Ingram III
Bryan G. Stockton
Directors whose term of office continued after the Annual Meeting:

Daniel A. Fronk	Larry C. Corbin
Cheryl L. Krueger	Steven A. Davis
G. Robert Lucas	Paul S. Williams (1)

(1)	Paul S. Williams was appointed to the Board in August 2007, to fill the vacancy created by the death of Robert E.H. Rabold.
(c)	Matters voted upon at the Annual Meeting:

		FOR	AGAINST	ABSTAIN
1)	Election of Michael J. Gasser	28,124,755	1,419,610	109,969

2)	Election of E.W. (Bill) Ingram III	29,391,461	180,515	82,358

3)	Election of Bryan G. Stockton	29,180,436	361,616	112,282

4)	Approval of amendments to bylaws to provide for annual election of all directors.	26,383,400	683,947	51,015

5)	Ratification of the selection of Ernst & Young as the Company’s independent registered public accounting firm for fiscal 2008.	28,994,864	595,815	63,655
(d)	Not Applicable
ITEM 5. OTHER INFORMATION.
     Not Applicable
ITEM 6. EXHIBITS.

Exhibit No.	Description	Location

3.1	Amended and Restated By-Laws of Bob Evans Farms, Inc., as amended November 15, 2007	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2007 (File No. 0-01667)

10.1	Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan (effective as of November 14, 2007)	Filed herewith

Exhibit No.	Description	Location

10.2	Amendment to Bob Evans Farms, Inc. and Affiliates Second Amended and Restated Executive Deferral Program (effective as of January 1, 2006)	Filed herewith

10.3	Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Executive Deferral Program (effective as of January 1, 2008)	Filed herewith

10.4	Amendment to Bob Evans Farms, Inc. and Affiliates 2002 Second Amended and Restated Supplemental Executive Retirement Plan (effective as of January 1, 2006)	Filed herewith

10.5	Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan (effective as of January 1, 2008)	Filed herewith

10.6	Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan (effective as of January 1, 2008)	Filed herewith

10.7	Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan (effective as of January 1, 2008)	Filed herewith

10.8	Line of Credit Note from BEF Holding Co., Inc. to JPMorgan Chase Bank, N.A. dated October 2, 2007	Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed October 3, 2007 (File No. 0-01667)

10.9	Bob Evans Farms, Inc. Compensation Program for Directors (revised August 10, 2007)	Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed August 13, 2007 (File No. 0-01667)

10.10	Change in Control Agreement with Tim Pulido dated November 16, 2007 (effective December 3, 2007)	Incorporated by reference to the form of change in control agreement filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed June 26, 2007 (File No. 0-01667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

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

December 5, 2007
Date

*	Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated December 5, 2007
Bob Evans Farms, Inc.

Exhibit No.	Description	Location

3.1	Amended and Restated By-Laws of Bob Evans Farms, Inc., as amended November 15, 2007	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2007 (File No. 0-01667)

10.1	Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan (effective as of November 14, 2007)	Filed herewith

10.2	Amendment to Bob Evans Farms, Inc. and Affiliates Second Amended and Restated Executive Deferral Program (effective as of January 1, 2006)	Filed herewith

10.3	Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Executive Deferral Program (effective as of January 1, 2008)	Filed herewith

10.4	Amendment to Bob Evans Farms, Inc. and Affiliates 2002 Second Amended and Restated Supplemental Executive Retirement Plan (effective as of January 1, 2006)	Filed herewith

10.5	Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan (effective as of January 1, 2008)	Filed herewith

10.6	Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan (effective as of January 1, 2008)	Filed herewith

10.7	Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan (effective as of January 1, 2008)	Filed herewith

10.8	Line of Credit Note from BEF Holding Co., Inc. to JPMorgan Chase Bank, N.A. dated October 2, 2007	Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed October 3, 2007 (File No. 0-01667)

Exhibit No.	Description	Location

10.9	Bob Evans Farms, Inc. Compensation Program for Directors (revised August 10, 2007)	Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed August 13, 2007 (File No. 0-01667)

10.10	Change in Control Agreement with Tim Pulido dated November 16, 2007 (effective December 3, 2007)	Incorporated by reference to the form of change in control agreement filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed June 26, 2007 (File No. 0-01667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith