Form 10-Q
period 2008-01-25
EVANS BOB FARMS INC
filed 2008-03-05
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of February 22, 2008, the registrant had issued 42,638,118 common shares, of which 30,994,355 were outstanding.

BOB EVANS FARMS, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	Jan. 25, 2008	April 27, 2007
	Unaudited	Audited
ASSETS
Current assets
Cash and equivalents	$6,071	$29,287
Accounts receivable	22,072	20,515
Inventories	28,971	28,673
Deferred income taxes	9,468	9,468
Prepaid expenses	2,845	1,151
Assets held for sale	2,773	8,260

Total Current Assets	72,200	97,354

Property, plant and equipment	1,548,842	1,464,285
Less accumulated depreciation	552,330	501,626

Net Property, Plant and Equipment	996,512	962,659

Other assets
Deposits and other	4,899	5,117
Long-term investments	19,774	18,326
Goodwill	57,729	57,729
Other intangible assets	55,162	55,777

Total Other Assets	137,564	136,949

	$1,206,276	$1,196,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$134,335	$0
Current maturities of long-term debt	26,904	34,000
Accounts payable	28,577	27,656
Dividends payable	4,364	4,920
Federal and state income taxes	23,520	22,772
Accrued non-income taxes	18,660	21,390
Accrued wages and related liabilities	25,774	32,086
Self insurance	23,945	21,051
Deferred revenue	18,162	17,515
Other accrued expenses	30,452	19,793

Total Current Liabilities	334,693	201,183

Long-term liabilities
Deferred compensation	26,482	23,889
Deferred income taxes	73,940	73,940
Deferred rent	21,994	20,386
Long-term debt	133,096	172,333

Total Long-Term Liabilities	255,512	290,548

Stockholders’ equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at Jan. 25, 2008, and April 27, 2007	426	426
Preferred stock, $500 par value; authorized 1,200 shares; issued 120 shares at Jan. 25, 2008, and April 27, 2007	60	60
Capital in excess of par value	167,448	160,441
Retained earnings	746,107	711,333
Treasury stock, 11,464,841 at Jan. 25, 2008, and 7,496,181 shares at April 27, 2007, at cost	(297,970)	(167,029)

Total Stockholders’ Equity	616,071	705,231

	$1,206,276	$1,196,962

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Jan. 25, 2008	Jan. 26, 2007	Jan. 25, 2008	Jan. 26, 2007

Net Sales	$449,702	$419,941	$1,300,581	$1,236,046

Cost of sales	134,934	124,043	388,480	359,646
Operating wage and fringe benefit expenses	150,506	148,546	453,774	446,337
Other operating expenses	71,091	65,922	209,891	199,268
Selling, general and administrative expenses	41,086	33,354	110,806	101,685
Depreciation and amortization expense	19,353	18,650	57,409	55,353

Operating Income	32,732	29,426	80,221	73,757

Net interest expense	3,007	2,114	7,885	6,952

Income Before Income Taxes	29,725	27,312	72,336	66,805

Provision for income taxes	9,720	8,609	23,524	21,522

Net Income	$20,005	$18,703	$48,812	$45,283

Earnings Per Share — Basic	$0.62	$0.52	$1.44	$1.25

Earnings Per Share — Diluted	$0.61	$0.51	$1.43	$1.24

Cash Dividends Paid Per Share	$0.14	$0.14	$0.42	$0.40

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(Dollars in thousands)
	Nine Months Ended
	Jan. 25, 2008	Jan. 26, 2007

Operating activities:
Net income	$48,812	$45,283

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,409	55,353
Gain on sale of assets	(1,843)	(3,861)
Gain on long-term investments	(970)	(834)
Deferred compensation	2,593	4,321
Compensation expense attributable to stock plans	5,057	4,587
Deferred rent	1,608	968
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(1,557)	(6,019)
Inventories	(298)	475
Prepaid expenses	(1,694)	(761)
Accounts payable	921	(532)
Federal and state income taxes	575	2,663
Accrued wages and related liabilities	(6,312)	(5,722)
Self insurance	2,894	2,657
Accrued non-income taxes	(2,730)	(1,132)
Deferred revenue	647	6,512
Other accrued expenses	10,747	7,052

Net cash provided by operating activities	115,859	111,010

Investing activities:
Purchase of property, plant and equipment	(92,681)	(60,677)
Proceeds from sale of property, plant and equipment	9,537	13,438
Purchase of long-term investments	(750)	—
Other	229	(821)

Net cash used in investing activities	(83,665)	(48,060)

Financing activities:
Cash dividends paid	(14,422)	(14,559)
Borrowings on lines of credit	134,335	—
Principal payments on debt	(46,333)	(3,000)
Purchase of treasury stock	(137,147)	(40,919)
Proceeds from issuance of treasury stock	7,110	17,188
Excess tax benefits from stock-based compensation	1,047	1,787

Net cash used in financing activities	(55,410)	(39,503)

Increase (decrease) in cash and equivalents	(23,216)	23,447

Cash and equivalents at the beginning of the period	29,287	16,727

Cash and equivalents at the end of the period	$6,071	$40,174

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.	Unaudited Financial Statements

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

The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended		Nine Months Ended
	Jan. 25, 2008	Jan. 26, 2007	Jan. 25, 2008	Jan. 26, 2007

Basic	32,468	36,306	33,823	36,311
Effect of dilutive stock options	142	403	281	319

Diluted	32,610	36,709	34,104	36,630

3.	Stock-Based Compensation

Effective April 29, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment,” using the modified-prospective transition method. Accordingly, stock-based compensation is measured based on the fair value of the award on the grant date, and is recognized over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees (as determined under the terms of the compensation plan under which the award is granted) are subject to immediate expensing in full upon grant. Total stock-based compensation expense of $0.9 million and $1.3 million for the third quarters of fiscal 2008 and 2007, respectively, and $5.1 million and $4.6 million for the first nine months of fiscal 2008 and 2007, respectively, is included in the Consolidated Statements of Income.

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

	(in thousands)
	Three Months Ended		Nine Months Ended
	Jan. 25, 2008	Jan. 26, 2007	Jan. 25, 2008	Jan. 26, 2007

Sales
Restaurant operations	$367,600	$347,108	$1,083,957	$1,036,936
Food products	92,440	82,658	245,916	226,422

	460,040	429,766	1,329,873	1,263,358
Intersegment sales of food products	(10,338)	(9,825)	(29,292)	(27,312)

Total	$449,702	$419,941	$1,300,581	$1,236,046

Operating income
Restaurant operations	$22,339	$22,780	$60,278	$61,865
Food products	10,393	6,646	19,943	11,892

Total	$32,732	$29,426	$80,221	$73,757

5.	Income Taxes

On April 28, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The adoption of FIN 48 resulted in a cumulative effect adjustment of $173,000 for unrecognized tax benefits recorded as a reduction to the beginning balance of retained earnings. The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $7,517,000 as of Jan. 25, 2008, and approximately $6,439,000 as of April 27, 2007.

We also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods. The total amount of accrued interest and penalties was approximately $5,397,000 as of Jan. 25, 2008, and approximately $3,604,000 as of April 27, 2007. During the third quarter and nine months of fiscal 2008, we recognized approximately $24,000 and $1,793,000, respectively, in potential interest and penalties associated with uncertain tax positions.

We file income tax returns which are periodically audited by various federal, state and local jurisdictions. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to fiscal 2005. We believe that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

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

In the second quarter of fiscal 2008, we entered into a one-year unsecured note underlying a $30 million revolving line of credit facility with a bank. The terms of the note are substantially similar to the terms of our existing unsecured lines of credit.

During the third quarter of fiscal 2008, we increased our available bank lines of credit to $180 million (an increase of $50 million).

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

8.	Gift Cards and Gift Certificates

We issue gift cards which contain no expiration dates or inactivity fees. Prior to fiscal 2006, Bob Evans Restaurants issued gift certificates, which also had no stated expiration dates. We recognize income from gift cards and gift certificates (collectively, “gift cards”) when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote and it is determined that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage).

During the third quarter of fiscal 2008, we recognized $6.6 million of net sales related to gift card breakage at Bob Evans Restaurants. The amount of gift card breakage recognized was based upon an analysis of historical redemption patterns and represents the portion of the remaining balance of gift cards for which we believe the likelihood of redemption is remote. The third quarter of fiscal 2008 is the first period during which we recognized gift card breakage at Bob Evans Restaurants. Therefore, the amount recognized includes breakage income related to gift cards sold since inception of our gift card program. We expect annual gift card breakage at Bob Evans Restaurants to approximate $0.7 to $0.8 million in future fiscal years.

Mimi’s Cafes has recognized on-going gift card breakage since it was acquired by Bob Evans and such annual amounts have been insignificant.

9.	Subsequent Event

On February 5, 2008, the company closed nine underperforming Bob Evans Restaurants. The Company recorded a pre-tax charge of $3.7 million ($3.3 million related to asset impairment and $0.4 million related to closing costs) for the underperforming stores which is reflected in selling, general and administrative expenses (“S,G&A”) for the third quarter ended Jan. 25, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General Overview
     In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. As of Jan. 25, 2008, we owned and operated 706 full-service restaurants, including 580 Bob Evans Restaurants in 18 states and 126 Mimi’s Cafés in 22 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. We also produce and distribute fresh and fully cooked pork products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to grocery stores in the East North Central, mid-Atlantic, Southern and Southwestern United States. Revenue, net of promotional discounts, in the food products segment is recognized when products are delivered to the retailer.
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

     The following table reflects data for our third fiscal quarter ended Jan. 25, 2008, compared to the prior year’s third fiscal quarter ended Jan. 26, 2007. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated		Restaurant		Food Products
	Results		Segment		Segment
	Q3	Q3	Q3	Q3	Q3	Q3
(dollars in thousands)	2008	2007	2008	2007	2008	2007

Net sales	$449,702	$419,941	$367,600	$347,108	$82,102	$72,833
Operating income	$32,732	$29,426	$22,339	$22,780	$10,393	$6,646

Cost of sales	30.0%	29.5%	25.4%	24.8%	50.6%	52.1%
Operating wages	33.5%	35.4%	38.6%	40.4%	10.7%	11.3%
Other operating	15.8%	15.7%	18.3%	18.0%	4.5%	4.7%
S,G&A	9.1%	8.0%	6.9%	5.4%	19.0%	20.0%
Depr. & amort.	4.3%	4.4%	4.7%	4.8%	2.5%	2.8%

Operating income	7.3%	7.0%	6.1%	6.6%	12.7%	9.1%
The third quarter results for fiscal 2008 and fiscal 2007 include the impact of the following:
•	Consolidated and restaurant results for the third quarter of fiscal 2008 included a pre-tax gain of $6.6 million for unredeemed gift certificates and gift cards (known as “breakage”), which is reflected in net sales.

•	Consolidated and restaurant results for the third quarter of fiscal 2008 included a pre-tax charge of $3.7 million related to nine underperforming restaurants that we closed. The charge is reflected in selling, general and administrative expenses (“S,G&A”).

•	Consolidated and restaurant results for the third quarter of fiscal 2008 included a pre-tax charge of $0.7 million related to a dispute settlement that is reflected in S,G&A.

•	Consolidated and restaurant results for the third quarters of fiscal 2008 and 2007 included net pre-tax gains of $0.1 million and $0.9 million, respectively, on asset disposals that is reflected in S,G&A.

•	$0.8 million pre-tax expense for performance-based incentive compensation in the third quarter of fiscal 2008, compared to $1.1 million in the third quarter of fiscal 2007. Of the $0.8 million in the third quarter of 2008, $0.6 million was recorded in the restaurant segment and $0.2 million in the food products segment. Of the $1.1 million in the third quarter of fiscal 2007, $0.5 million was recorded in the restaurant segment and $0.6 million in the food products segment.
Restaurant Segment Overview
     The ongoing economic and industry-wide factors relevant to the restaurant segment include: competition, consumer acceptance, labor and fringe benefit expenses, commodity prices, energy prices, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy and weather. For the third quarter of fiscal 2008, the factors that had the greatest positive impact on restaurant segment profitability were higher same-store sales at Bob Evans Restaurants and effective cost management, particularly labor management. The factors that had the greatest negative impact were lower same-store sales at Mimi’s, higher food costs and minimum wage increases.
     Third quarter fiscal 2008 same-store sales increased 1.5% at Bob Evans Restaurants and decreased 2.0% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income decreased $0.4 million, or 1.9%, in the third quarter of fiscal 2008 compared to the corresponding period last year. Restaurant segment operating income was positively impacted by the first-time recognition of gift certificate and gift card breakage (gift certificates and gift cards that consumers fail to redeem) of $6.6 million at Bob Evans Restaurants (see Note 8). Restaurant segment operating income was negatively impacted by a pre-tax charge of $3.7 million related to nine underperforming Bob Evans Restaurants that were closed February 5, 2008 (see Note 9) and a $0.7 million charge for the settlement of a dispute with a third party.
     Overall, we are pleased with the positive same-store sales results at Bob Evans Restaurants and will remain focused on driving stronger same-store sales at Mimi’s restaurants. We are also continuing our efforts to control labor and food cost, which have been effective in the previous quarters despite increasing commodity costs and higher minimum wages in many of the states where we operate.
Food Products Segment Overview
     The ongoing economic and industry-wide factors relevant to the food products segment include: hog and other commodity costs, transportation and energy costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. We are very pleased with the food products segment’s strong performance in the third quarter. The factors that had the greatest impact on food products segment profitability in the third quarter of fiscal 2008 were strong sales growth and lower-than-expected hog costs.
     Food products segment net sales increased 12.7% in the third quarter of fiscal 2008 compared to the same period last year. The higher net sales were largely driven by an 8.1% increase in pounds sold of comparable products (principally sausage and refrigerated potatoes).
     Hog costs represent the majority of food products segment cost of sales, and the volatile nature of hog costs greatly impacts the profitability of the segment. In the third quarter of fiscal 2008, average hog costs decreased 20.4% compared with the corresponding period last year. The decrease in hog costs, as well as improved hog yields, resulted in a decrease in cost of sales in the food products segment to 50.6% of net sales in the third quarter of 2008 from 52.1% in the third quarter of 2007.
     Operating income in the food products segment increased $3.7 million, or 56.4%, in the third quarter of fiscal 2008 compared to the corresponding period last year. This improvement is due to higher net sales, lower cost of sales and improved leverage of all expenses.
Sales
     Consolidated net sales increased 7.1% to $449.7 million in the third quarter of fiscal 2008 compared to the corresponding period last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $20.5 million and $9.3 million, respectively. Restaurant sales accounted for 81.7% of consolidated sales in the third quarter of fiscal 2008. For the nine-month period ended January 25, 2008, consolidated net sales increased $64.5 million, or 5.2%, compared to the previous year.
     Restaurant sales increased $20.5 million, or 5.9%, in the third quarter of fiscal 2008 and $47.0 million, or 4.5%, through nine months of fiscal 2008 compared to the corresponding periods last year. The sales increases were due to improved same-store sales at Bob Evans Restaurants and more restaurants in operation at Mimi’s. As noted above, the recognition of $6.6 million in gift certificate and gift card breakage also provided a significant benefit to net sales for the third quarter of fiscal 2008. The third quarter of fiscal 2008 was the first quarter that management had enough historical information to reasonably determine the breakage amount for the current and all previous periods (see Note 8).
     Bob Evans Restaurants experienced a same-store sales increase of 1.5% in the third quarter of fiscal 2008, which included an average menu price increase of 2.8%. This marks the sixth consecutive quarter of same-store sales increases at Bob Evans Restaurants. We attribute the increase in Bob Evans Restaurants same-store sales to an expanded pipeline of new products, more effective marketing programs and an increased focus on customer service in our restaurants — all despite challenging macroeconomic conditions. We are committed to developing new homestyle products with a Bob Evans twist to help maintain the same-store sales momentum.
     Mimi’s experienced a same-store-sales decrease of 2.0% in the third quarter of fiscal 2008, which reflected an average menu price increase of 2.6%. We believe this reflects the challenging environment in the casual dining sector, as well as pressures on consumer spending in certain key areas, particularly in California, Arizona, Florida and Nevada, which account for approximately 75% of Mimi’s total sales. We are looking at a variety of initiatives to help re-energize same-store sales at Mimi’s restaurants over the near term. See the “BEST Brand Builders” section for further discussion of these initiatives.
     Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.
     The following chart summarizes the restaurant openings and closings during the last seven quarters for Bob Evans Restaurants and Mimi’s:
Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2008
1st quarter	579	0	0	579
2nd quarter	579	0	0	579
3rd quarter	579	1	0	580

Fiscal 2007
1st quarter	587	4	1	590
2nd quarter	590	1	5	586
3rd quarter	586	3	0	589
4th quarter	589	2	12	579
Mimi’s:

	Beginning	Opened	Closed	Ending
Fiscal 2008
1st quarter	115	1	0	116
2nd quarter	116	2	0	118
3rd quarter	118	8	0	126

Fiscal 2007
1st quarter	102	2	0	104
2nd quarter	104	1	0	105
3rd quarter	105	3	0	108
4th quarter	108	7	0	115

Consolidated Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2008
1st quarter	694	1	0	695
2nd quarter	695	2	0	697
3rd quarter	697	9	0	706

Fiscal 2007
1st quarter	689	6	1	694
2nd quarter	694	2	5	691
3rd quarter	691	6	0	697
4th quarter	697	9	12	694
     In the third quarter of fiscal 2008, one Bob Evans Restaurant was opened compared to the three restaurants we opened in the corresponding period a year ago. We opened eight Mimi’s restaurants in the third quarter of fiscal 2008 compared to the three restaurants we opened in the corresponding period a year ago. In February, subsequent to the end of the third quarter, we closed nine underperforming Bob Evans Restaurants (see Note 9). We continue to evaluate our restaurant base to ensure the profitability of existing stores, and will close underperforming stores as appropriate. For fiscal 2008, we plan to build just two new Bob Evans Restaurants and to rebuild eight existing restaurants. At Mimi’s, we expect to open a total of 17 new restaurants in fiscal 2008 compared to 13 openings in fiscal 2007.
     The food products segment experienced a sales increase of $9.3 million, or 12.7%, in the third quarter of fiscal 2008 and $17.5 million, or 8.8%, through nine months of fiscal 2008 compared to the corresponding periods a year ago. The sales increase was due largely to an 8.1% increase in the volume of comparable products sold (principally sausage and refrigerated potatoes) in the third quarter of fiscal 2008 and 4.5% year-to-date compared to the corresponding periods a year ago. Comparable pounds sold is calculated using the same products in both periods and excludes new products. We plan to continue our strategy of growing through successful product introductions and additional points of distribution. We are also making solid progress in penetrating supercenter retail stores, which provides another high-volume sales channel for our food products. See the “BEST Brand Builders” section for further discussion of new products and distribution.
Cost of Sales
     Consolidated cost of sales (cost of materials) was 30.0% of sales in the third quarter of fiscal 2008 and 29.9% through nine months of fiscal 2008 compared to 29.5% and 29.1%, respectively, in the corresponding periods a year ago.
     In the third quarter of fiscal 2008, restaurant segment cost of sales (predominantly food cost) increased to 25.4% of sales (25.5% year-to-date) versus 24.8% of sales (24.7% year-to-date) in the corresponding periods a year ago. The increase was mainly due to higher commodity prices. See the “BEST Brand Builders” section for further discussion of commodity price increases.
     The food products segment cost of sales ratio was 50.6% of sales in the third quarter (51.8% year-to-date) versus 52.1% of sales (51.8% year-to-date) in the corresponding periods a year ago. The decrease in the food products segment cost of sales ratio in the third quarter was due to a 20.4% decrease in hog costs this quarter versus the same quarter last year ($30.81 per hundredweight compared to $38.73 per hundredweight). To a lesser extent, the decrease in the food products cost of sales ratio can also be attributed to productivity initiatives that improved hog yields.

Operating Wage and Fringe Benefit Expenses
     Consolidated operating wage and fringe benefit expenses (“operating wages”) were 33.5% of sales in the third quarter and 34.9% of sales through nine months of fiscal 2008 compared to 35.4% and 36.1%, respectively, of sales in the corresponding periods last year. In the third quarter of fiscal 2008, the operating wage ratio decreased in both the restaurant and food products segments.
     In the restaurant segment, operating wages were 38.6% of sales in the third quarter and 39.6% of sales through nine months of fiscal 2008 compared to 40.4% and 40.8%, respectively, of sales in the corresponding periods last year. The improvement in the operating wage ratio was the result of effective labor management at both of our restaurant concepts and leverage from improved same-store sales at Bob Evans Restaurants, which more than offset the impact of state minimum wage increases.
     In the food products segment, operating wages were 10.7% of sales in the third quarter and 11.4% of sales through nine months of fiscal 2008 compared to 11.3% and 11.9%, respectively, of sales in the corresponding periods last year. The decrease was due to better leveraging of costs as a result of increased sales volume as discussed in the “Sales” section above.
Other Operating Expenses
     More than 94% of other operating expenses (“operating expenses”) occurred in the restaurant segment in the third quarters of both fiscal 2008 and fiscal 2007. The most significant components of operating expenses were utilities, advertising, restaurant supplies, repair and maintenance, rent, non-income taxes and credit card processing fees. Consolidated operating expenses were 15.8% of sales in the third quarter and 16.1% of sales through nine months of fiscal 2008 compared to 15.7% of sales in the third quarter and 16.1% of sales in the corresponding periods last year.
     In the restaurant segment, operating expenses were 18.3% of sales both in the third quarter and through nine months of fiscal 2008 compared to 18.0% and 18.2%, respectively, of sales in the corresponding periods last year. The notable fluctuations within the restaurant segment for the third quarter of 2008 included increases in utilities, repair and maintenance, advertising and credit card processing fees partially offset by a decrease in restaurant supplies.
     In the food products segment, the operating expense ratio was 4.5% of sales in the third quarter and 5.2% of sales through nine months of fiscal 2008 compared to 4.7% and 5.3%, respectively, of sales in the corresponding periods last year. The decrease was due to better leveraging of costs as a result of increased sales volume as discussed in the “Sales” section above.
Selling, General and Administrative Expenses
     Consolidated selling, general and administrative (“S,G&A”) expenses were 9.1% of sales in the third quarter and 8.5% of sales through nine months of fiscal 2008 compared to 8.0% and 8.2%, respectively, of sales in the corresponding periods last year. The most significant components of S,G&A expenses were wages and fringe benefits, food products advertising expense, food products transportation costs and a charge related to underperforming restaurants.
     In the third quarter of fiscal 2008, a pre-tax charge of $3.7 million was recognized related to nine under performing Bob Evans Restaurants that we closed. Additionally, a charge of $0.7 million was recorded for the settlement of a dispute with a third party. Both of these charges are discussed in the General Overview section above. Net pre-tax gains of $0.1 million on the sale of restaurant assets in the third quarter of fiscal 2008, compared to net pre-tax gains of $0.9 million in the third quarter of fiscal 2007, are netted within S,G&A. Year-to-date, net pre-tax gains on the sale of restaurant assets totaled $2.1 million this year compared to $4.2 million last year.
     We adopted FAS No. 123 (R), “Share-Based Payment,” in the first quarter of fiscal 2007. The most significant aspect of this accounting pronouncement was the new requirement to expense the fair value of stock option grants. We significantly reduced the issuance of stock options and implemented a performance incentive plan that predominantly uses restricted stock, stock grants and cash awards. Pre-tax expense associated with stock options and the performance incentive plan was $0.8 million in the third quarter and $5.5 million through nine months of fiscal 2008 compared to $1.1 million and $4.7 million, respectively, in the corresponding periods last year. Of the fiscal 2008 amount, $0.6 million ($4.2 million year-to-date) was recorded in the restaurant segment and $0.2 million ($1.3 million year-to-date) was recorded in the food products segment. Of the fiscal 2007 amount, $0.5 million ($2.0 million year-to-date) was recorded in the restaurant segment and $0.6 million ($2.7 million year-to-date) was recorded in the food products segment.

Nearly all of this expense is reflected in S,G&A. We expect the expense associated with stock options and the performance plan to approximate $6.3 million for all of fiscal 2008 compared to $5.7 million recorded for the full year in fiscal 2007.
     In the third quarter of fiscal 2008, the food products segment S,G&A was 19.0% of sales compared to 20.0% of sales in the corresponding period last year. The decrease was due to better leveraging of costs as a result of increased sales volume as discussed in the “Sales” section above.
Interest
     Net interest expense was $3.0 million in the third quarter and $7.9 million through nine months of fiscal 2008 compared to $2.1 million and $7.0 million in the corresponding periods last year. Third-quarter net interest expense included $0.2 million ($0.6 million year-to-date) of gross interest income and $3.2 million ($8.5 million year-to-date) of gross interest expense in fiscal 2008. In the third-quarter of fiscal 2007, net interest expense included $0.4 million ($0.6 million year-to-date) of gross interest income and $2.5 million ($7.6 million year-to-date) of gross interest expense. All of the gross interest expense recorded in fiscal 2007 was related to fixed-rate debt. The $3.2 million of gross interest expense in the third quarter of fiscal 2008 included $1.5 million of interest expense on variable-rate debt with the remainder on fixed-rate debt. Fiscal 2008 year-to-date gross interest expense of $8.5 million was comprised of $2.8 million related to variable rate debt and $5.7 million related to fixed-rate debt.
     At Jan. 25, 2008, our outstanding debt included $134.3 million on our variable-rate revolving lines of credit and $160.0 million on our fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable rate debt. For example, a 1% increase in the benchmark rate used for our revolving line of credit would increase our annual interest expense by $1.3 million assuming the $134.3 million outstanding at the end of the third quarter was outstanding for the entire year.
Taxes
     The combined federal and state income tax rates were 32.7% in the third quarter of fiscal 2008 versus 31.5% a year ago. The year-over-year increase is primarily the result of state tax law changes. We anticipate the annual effective tax rate for the entire year of fiscal 2008 to approximate 33%. We re-evaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.
     On April 28, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The adoption of FIN 48 did not have a material impact on our consolidated financial statements (see Note 5).
Liquidity and Capital Resources
     Cash generated from operations and draws on our revolving lines of credit have been used as the main source of funds for working capital requirements, capital expenditures and share repurchases. Cash and equivalents totaled $6.1 million at Jan. 25, 2008. During the third quarter of fiscal 2008, we increased our available bank lines of credit to $180 million (an increase of $50 million). The bank lines of credit are available for liquidity needs, capital expansion and repurchases of Bob Evans common stock, and $134.3 million was outstanding on these lines of credit at Jan. 25, 2008. Draws on the lines of credit are limited by the amount of our standby letters-of-credit, which totaled $2.5 million at Jan. 25, 2008.
     During the third quarter of fiscal 2008, we repurchased approximately 2.3 million shares (4.4 million shares year-to-date) of our outstanding common stock under our share repurchase program at a total cost of $65.9 million ($137.1 million year-to-date). We plan to continue to repurchase shares during the fourth quarter of fiscal 2008, and we are authorized to repurchase up to 5 million total shares under the program during fiscal 2008.
     Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $92.7 million through nine months of fiscal 2008 compared to $60.7 million in the corresponding period last year. For fiscal 2008, we decreased the growth rate of Bob Evans Restaurants to approximately two new locations (as compared to 10 in fiscal 2007 and 20 in fiscal 2006), but increased the expected number of fiscal 2008 Mimi’s openings to 17 new locations (as compared to 13 in fiscal 2007 and 10 in fiscal 2006). We expect capital spending to approximate $110 million for all of fiscal 2008, compared to the fiscal 2007 level of $84.2 million. The increase in capital needs is due to the high number of expected Mimi’s openings as well as an investment of approximately $9.0 million for the expansion of our Springfield, Ohio distribution center, which was completed in October 2007. The poor economic trends and high operating costs in certain parts of the country, particularly in California, Florida, Arizona and Nevada, could, however, affect our future development plans for Mimi’s and capital spending at Mimi’s. Depreciation and amortization for fiscal 2008 should be approximately $78.0 million.
     In the first quarter of fiscal 2008, we repaid the remaining balance on our 7.35% bank note with a prepayment of $15.3 million. We believe that the funds needed for capital expenditures and working capital during the remainder of fiscal 2008 will be generated both internally and from available bank lines of credit. We are currently evaluating our financing alternatives, including the possibility of paying off a portion of our floating rate debt with fixed-rate, longer term debt.
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
     Winning together as a team means getting everyone at the company strategically aligned and focused on the same common goals. Ultimately as a public company, winning translates into earnings per share, and we were able to increase diluted earnings per share for the third quarter of fiscal 2008 by 19.6% over the corresponding period last year. To win, we need to have the right people in all of our key positions, and therefore, we have made a number of significant management changes over the past 18 months. We have also consolidated all of our purchasing programs for the entire company into a single procurement department and have seen success with purchasing initiatives for corrugated paper, cheese, bacon, menus and cartons. Additionally, we have many cost-saving and productivity initiatives in process for the restaurant concepts, such as labor forecasting and scheduling.
     The second Brand Builder is to consistently drive sales growth. Our number one priority is to increase same-store sales, and we are pleased that Bob Evans has now achieved six consecutive quarters of positive same-store sales. We have strengthened our ability to keep the pipeline full of compelling new products with a homestyle Bob Evans twist, such as our Deep-Dish Dinners, Blueberry Cream Stacked & Stuffed Hotcakes, and our new Signature Coffee.
     At Mimi’s, we saw our third straight quarter of negative same-store sales in a challenging casual dining environment. We are focused on four key areas at Mimi’s: revitalizing sales with new menu items, implementing a more formal product development process with a systematic “new product pipeline” calendar, improving food and labor costs, and focusing development on high profit regions.
     In our food products segment, our sales momentum remains very strong in large part due to our product innovation. Our refrigerated mashed potatoes and other recently introduced side dishes have been extremely successful. We are also building sales by adding new points of distribution. We have added over 781 new points of distribution thus far in fiscal 2008, with at least a limited retail presence in 49 states.
     The third Brand Builder is to improve margins with an eye on customer satisfaction. Our restaurant margins were down slightly in the third quarter due to higher commodities and minimum wage increases. In February, we closed nine under-performing Bob Evans Restaurants, recording a charge in the third quarter of fiscal 2008 of $3.7 million. We believe the closures will help improve margins in the long-run. As we reduce labor hours in our restaurants, we are being careful not to sacrifice speed of service or customer satisfaction. However, we believe there is still an opportunity to further reduce labor costs.
     Our food costs are subject to changes in the commodity markets. With our program to consolidate our purchasing activities, we have made some progress in reducing food costs compared to where they would have been otherwise (specific items noted above under the first Brand Builder). Our current test of our new point-of-sale system at Bob Evans Restaurants is going well and we are planning on a full rollout beginning in the first quarter of fiscal 2009. This new technology will help to simplify our order entry, achieve more precise labor scheduling and compare our food costs with theoretical food costs — all key to improving margins at the restaurant level.

     With the softening of sales at Mimi’s, our efforts to improve profitability are taking on a greater sense of urgency. Mimi’s, like Bob Evans Restaurants, made progress on managing labor costs during the third quarter, but we believe there remains further opportunity to reduce unproductive labor hours and pre-opening costs. The primary focus for the entire Mimi’s team is driving positive same-store sales and improving profitability.
     In the food products segment, we continue to benefit from the improved cost structure resulting from the combination of our separate Bob Evans and Owens brands into a single organization. Additionally, margins in the food products segment have been favorably impacted by lower-than-expected hog costs and improved hog yields in the third quarter. Also, advertising expense in the third quarter of fiscal 2008, while comparable to prior year, was lower than our most recent forecast.
     Our fourth Brand Builder is to be the BEST at operations execution. A good way to improve our execution is to decrease employee turnover, and we have made significant progress in that area, reducing Bob Evans Restaurant turnover from over 150% in 2006 to about 125% in the latest period. Mimi’s turnover remains one of the lowest in the industry at about 100%. We believe the new point-of-sale system at Bob Evans Restaurants will be a helpful tool to attract and retain employees, as it is considerably easier to learn than the manual process we use today.
     At Mimi’s, we are expanding our carryout and curbside-to-go capabilities, and we also continue to evaluate our full bar expansion. We have now converted or opened 43 of our restaurants with full-service bars, and we have also completed two retrofit bar expansions. We will evaluate the incremental sales from the two retrofits to determine whether further expansion makes sense.
     Our fifth and final Brand Builder is to increase returns on invested capital. As we stated, we are not going to open large numbers of new Bob Evans Restaurants until projected returns improve. We are planning on building just two new Bob Evans Restaurants in fiscal 2008, but increased the planned number of rebuilds to eight from four in fiscal 2007.
     Mimi’s will continue to remain our restaurant growth vehicle for the near term and we continue to target a unit expansion pace of approximately 15% annually. However, we will continue to reevaluate future development plans based on the current macroeconomic issues that have adversely impacted consumer spending. We plan to open 17 new Mimi’s Cafes in fiscal 2008, which is higher than our original plan and approximately 13 in fiscal 2009.
     In the food products segment, we are implementing several recommendations from studies conducted last year, including a newly completed 65,000 square-foot expansion of our Springfield distribution center, which doubled its capacity and made us much more efficient at peak production times, such as the winter holiday season. While the food products segment generates very attractive returns, it does not need much new investment to capitalize on increased distribution opportunities.
     We are not particularly interested in pursuing acquisitions, although we would certainly look at potential deals on an opportunistic basis. Paying down our remaining debt is not an attractive option since most of it is at low interest rates. We are currently paying a quarterly cash dividend of $0.14 per share. Our Board of Directors will continue to reassess our dividend policy on a regular basis as we compare our yield and payout ratio to our peers. Finally, we have already repurchased approximately 4.4 million shares under our stock repurchase program as of the end of the third quarter of fiscal 2008. Our total authorization from the Board for 2008 is for 5 million total shares, which means we still have the ability to buy back approximately 0.6 million additional shares over the remainder of the fiscal year depending upon market conditions. That is likely to be the primary use of our surplus cash flow.
     In summary, we remain focused on the five BEST Brand Builders, and continue to implement them with a sense of urgency.

Business Outlook
     We were generally pleased with our overall results for the third quarter, especially with the continued improvement in same-store sales trends at Bob Evans Restaurants and a solid performance in the food products segment. Diluted earnings per share for the quarter was $0.61, up from $0.51 a year ago.
     We are reaffirming our guidance for fiscal 2008 reported diluted earnings per share of $1.77 to $1.84. This includes the anticipated impact of gains on real estate sales of approximately $2.5 million, which is less than our previous estimate of $4 million to $5 million. The decrease in the estimate is a result of the continued softness in the real estate market. Also included in our outlook are lower-than-expected sales trends for Mimi’s restaurants for the fourth quarter of fiscal 2008.
     Depending on market conditions, we will repurchase additional shares, up to the full 5 million shares our Board has authorized. We are projecting net interest expense of approximately $11.7 million for all of fiscal 2008, up from $9.0 million in fiscal 2007. Our effective tax rate will approximate 33% for all of fiscal 2008 compared to 32.3% in fiscal 2007. We project average diluted shares outstanding to be 33.4 million for the year.
     Capital spending through nine months of fiscal 2008 was $92.7 million. We expect capital expenditures to approximate $110 million, which is still significantly below our high of about $140 million in the fiscal 2004 and 2005 years. We remain focused on expanding Mimi’s and our food products distribution capability, but expect to open relatively few Bob Evans Restaurants in fiscal 2008. We are concerned about Mimi’s sales and profit trends in parts of the country where economic conditions have adversely impacted consumer spending particularly hard, most notably in California, Florida, Arizona and Nevada. These trends could affect our future development plans for Mimi’s and our capital spending.
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
Negative publicity or litigation regarding allegations of food-related illness,
Failure to achieve and maintain positive same-store sales,
Changing business conditions, including energy costs,
Overall macroeconomic conditions that may affect consumer spending, either nationwide or in one or more of the Company’s major markets
Competition in the restaurant and food products industries,
Ability to control restaurant operating costs, which are impacted by market changes in the cost or availability of labor and food, minimum wage and other employment laws, fuel and utility costs,
Changes in the cost or availability of acceptable new restaurant sites,
Accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of Mimi’s,
Adverse weather conditions in locations where we operate our restaurants,
Consumer acceptance of changes in menu offerings, price, atmosphere and/or service procedures,
Consumer acceptance of our restaurant concepts in new geographic areas, and
Changes in hog and other commodity costs.
We also bear the risk of incorrectly analyzing these risks or developing strategies to address them that prove to be unsuccessful.
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
ITEM 1A. RISK FACTORS.
Except as set forth below, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 27, 2007.
     Certain economic and business factors specific to the restaurant industry and certain general economic factors including energy prices and interest rates that are largely out of our control may adversely affect our results of operations.
     The results of our restaurant concepts depend upon a number of industry-specific and general economic factors, many of which are beyond our control. The restaurant industry is affected by changes in national, regional and local economic conditions, consumer spending patterns and consumer preferences. Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased energy prices, rising interest rates or other industry-wide cost pressures could affect consumer behavior and decrease spending for restaurant dining occasions, leading to a decline in our sales and earnings. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have less disposable income and reduce the frequency with which they dine out. This is particularly the case with casual dining concepts like Mimi’s Café because consumers may choose more inexpensive restaurants (such as quick-service restaurants or fast casual dining) when eating outside the home. We are especially concerned about Mimi’s Café’s sales and profit trends in California, Florida, Arizona and Nevada. These states account for approximately 75% of Mimi’s Café’s sales and they have been hit particularly hard by the downturn in the United States’ economy, sub-prime mortgage issues and lower home values. These trends may affect our future development plans for Mimi’s Café. In turn, this may adversely impact the valuations of the intangible assets (including goodwill) associated with Mimi’s Cafe.
     Unfavorable changes in the economic factors described above could increase our costs, reduce traffic in some or all of our restaurants or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse affect on our financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In May 2007, the Board of Directors authorized a share repurchase program for fiscal 2008. The program authorizes Bob Evans to repurchase, through April 25, 2008, up to three million shares of its outstanding common stock. In November 2007, the Board of Directors authorized an additional two million shares to be repurchased in the current fiscal year, up to a total of five million shares for the year. The following table provides information on Bob Evans purchases of its common stock during the three fiscal months ended Jan. 25, 2008:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs*
10/27/07-11/23/07	409,621	$29.93	409,621	2,528,614
11/24/07-12/28/07	1,140,800	$29.15	1,140,800	1,387,814
12/29/07-1/25/08	787,900	$25.83	787,900	599,914
Total	2,338,321	$28.17	2,338,321	599,914

*	Amounts reflect the five million total shares authorized by the Board of Directors for fiscal 2008 repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not Applicable
ITEM 5. OTHER INFORMATION.
Not Applicable

ITEM 6. EXHIBITS.

Exhibit No.	Description	Location

3.1	Amended and Restated By-Laws of Bob Evans Farms, Inc., as amended November 15, 2007	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2007 (File No. 0-01667)

3.2	Sections of the Amended and Restated By-Laws of Bob Evans Farms, Inc. that were amended on November 15, 2007 — Marked to Show Changes	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed November 19, 2007 (File No. 0-01667)

10.1	Master Grid Note from BEF Holding Co., Inc. to National City Bank dated December 19, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

10.2	Master Grid Note from BEF REIT, Inc. to National City Bank dated December 19, 2007	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

10.3	Guarantee from Bob Evans Farms, Inc. to National City Bank dated December 19, 2007, guaranteeing obligations of BEF Holding Co., Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

10.4	Guarantee from Bob Evans Farms, Inc. to National City Bank dated December 19, 2007, guaranteeing obligations of BEF REIT, Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

10.5	Master Grid Note from BEF Holding Co., Inc. to National City Bank dated July 19, 2007	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

10.6	Master Grid Note from BEF REIT, Inc. to National City Bank dated July 19, 2007	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

10.7	Guarantee from Bob Evans Farms, Inc. to National City Bank dated July 19, 2007, guaranteeing obligations of BEF Holding Co., Inc.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

Exhibit No.	Description	Location

10.8	Guarantee from Bob Evans Farms, Inc. to National City Bank dated July 19, 2007, guaranteeing obligations of BEF REIT, Inc.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

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
March 5, 2008
Date

*	Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated March 5, 2008
Bob Evans Farms, Inc.

Exhibit No.	Description	Location

3.1	Amended and Restated By-Laws of Bob Evans Farms, Inc., as amended November 15, 2007	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2007 (File No. 0-01667)

3.2	Sections of the Amended and Restated By-Laws of Bob Evans Farms, Inc. that were amended on November 15, 2007 — Marked to Show Changes	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed November 19, 2007 (File No. 0-01667)

10.1	Master Grid Note from BEF Holding Co., Inc. to National City Bank dated December 19, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

10.2	Master Grid Note from BEF REIT, Inc. to National City Bank dated December 19, 2007	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

10.3	Guarantee from Bob Evans Farms, Inc. to National City Bank dated December 19, 2007, guaranteeing obligations of BEF Holding Co., Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

10.4	Guarantee from Bob Evans Farms, Inc. to National City Bank dated December 19, 2007, guaranteeing obligations of BEF REIT, Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

10.5	Master Grid Note from BEF Holding Co., Inc. to National City Bank dated July 19, 2007	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

10.6	Master Grid Note from BEF REIT, Inc. to National City Bank dated July 19, 2007	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

10.7	Guarantee from Bob Evans Farms, Inc. to National City Bank dated July 19, 2007, guaranteeing obligations of BEF Holding Co., Inc.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

10.8	Guarantee from Bob Evans Farms, Inc. to National City Bank dated July 19, 2007, guaranteeing obligations of BEF REIT, Inc.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

Exhibit No.	Description	Location

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith