Form 10-K
period 2008-04-25
EVANS BOB FARMS INC
filed 2008-06-24
CIK 33769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 25, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-1667

Bob Evans Farms, Inc.
(Exact name of registrant as specified in its charter)

Delaware	31-4421866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3776 South High Street, Columbus, Ohio	43207
(Address of principal executive offices)	(Zip Code)

(614) 491-2225
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

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
                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of October 26, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $943,146,015 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 19, 2008

Common Stock, $.01 par value per share	30,881,884 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on September 8, 2008	Part III

PART I

Item 1.	Business.

In this Annual Report on Form 10-K, we use the terms “Bob Evans,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries.

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the risks, assumptions and uncertainties discussed in this Annual Report on Form 10-K under the heading “Item 1A — Risk Factors.” We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures we make in our filings with the Securities and Exchange Commission should also be consulted.

The following description of our business should be read in conjunction with the information in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report and our consolidated financial statements included in Item 8 of this report.

Background

We are a full-service restaurant company that operates two distinct restaurant concepts — Bob Evans Restaurants and Mimi’s Cafés. We are also a leading producer and distributor of pork sausage and complementary homestyle convenience food items. Our business began in 1948 when our founder, Bob Evans, began making sausage on his southeastern Ohio farm to serve at his 12-stool diner. Our business grew from there, and we became a publicly traded company in 1963. Our current company was incorporated in Delaware in 1985 as the successor to the original company, which was incorporated in Ohio in 1957. We expanded our business by acquiring Owens Foods, Inc. (then known as Owens Country Sausage, Inc.) in 1987 and SWH Corporation, which does business as Mimi’s Café, in July 2004.

We have a 52 or 53-week fiscal year that ends on the last Friday in April. When we refer to fiscal 2008, fiscal 2007 and fiscal 2006, we are referring to our fiscal years that ended on April 25, 2008, April 27, 2007, and April 28, 2006, respectively. Fiscal 2008, fiscal 2007 and fiscal 2006 each had 52 weeks.

The following table contains information regarding revenues, operating profit and identifiable assets of our restaurant business and food products business for each of our last three fiscal years.

	Fiscal Year
	2008	2007	2006
	(Dollars in thousands)

Sales:
Restaurant Operations	$1,445,034	$1,385,841	$1,335,741
Food Products	331,060	304,665	286,460

	1,776,094	1,690,506	1,622,201
Intersegment Sales of Food Products	(39,068)	(36,046)	(37,382)

Total	$1,737,026	$1,654,460	$1,584,819

Operating Income:
Restaurant Operations	$78,686	$78,553	$70,497
Food Products	28,554	19,869	14,860

Total	$107,240	$98,422	$85,357

Identifiable Assets:
Restaurant Operations	$1,077,295	$1,071,942	$1,068,331
Food Products	99,343	87,269	83,699

	1,176,638	1,159,211	1,152,030
General corporate assets	30,398	37,751	33,048

Total	$1,207,036	$1,196,962	$1,185,078

Our Strategy

We believe our restaurant and food products businesses are regional brands with national potential. Our vision and mission statements embody our expectations for our company’s future. Our vision is to be the “Best in Class” in all of our food businesses. We strive to accomplish this vision by pursuing our mission — building brand loyalty by delighting customers with high-quality, delicious products “at our place or yours,” while balancing the needs of our employees, guests and investors.

We believe we can achieve our vision and mission by following a set of principles we refer to as our BEST (Bob Evans Special Touch) Brand Builders:

1. Win Together as Team — Our entire team must be aligned around the same goals and have a clear sense of what needs to be accomplished. We also must have the right people performing the right jobs and share best practices from within and outside of our company. Most importantly, we are committed to linking incentives to our critical performance metrics.

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

4. Be the BEST at Operations Execution — We are committed to producing the highest-quality products and following the highest food safety standards. We must drive customer and employee satisfaction and fix service “dissatisfiers.” We must also drive operational efficiency and productivity.

5. Increase Returns on Invested Capital — We must strive to have a good return on the money we spend. Each business segment must earn the right to receive capital by generating a favorable return on investment. All of our employees must think and act like owners of our business.

Our Restaurant Concepts

As of April 25, 2008, we owned and operated 571 Bob Evans Restaurants and 132 Mimi’s Cafés, with no franchising. Through our two restaurant concepts, we offer our customers a unique dining experience by serving a variety of high-quality, reasonably priced breakfast, lunch and dinner items in family-friendly settings.

Bob Evans Restaurants

Our vision for Bob Evans Restaurants is to be nationally recognized as a premier restaurant company in all markets in which we compete. Our mission is to be our customers’ favorite restaurant by giving them our BEST (Bob Evans Special Touch)...one customer at a time. Bob Evans Restaurants are founded on quality, homestyle food and friendly service. The concept is positioned as the “Home of Homestyle” by featuring authentic homestyle goodness with a Bob Evans twist. The restaurants feature a wide variety of “comfort foods” inspired by our homestead heritage, such as Bob Evans sausage gravy and slow-roasted turkey breast.

Breakfast entrées are served all day and feature traditional favorites such as sausage, bacon, eggs and hotcakes, as well as specialty offerings like crepes and stuffed French toast. We also offer a wide variety of lunch and dinner entrées, including a full line-up of salads and signature dinner items, such as country fried steak and slow-roasted turkey and pork. During fiscal 2008, we added a number of innovative items to our menu, including a summer barbeque offering marketed as “Bob-B-Q” as well as new varieties of our successful Knife and Fork Sandwiches and Stacked and Stuffed Hotcakes.

Bob Evans Restaurants feature an inviting atmosphere with country-style décor and warm interiors. The atmosphere evokes images of a classic, timeless country home. Most traditional Bob Evans Restaurants range in size from approximately 3,600 to 6,500 square feet while our larger Bob Evans Restaurants & General Stores are approximately 9,800 square feet. Our current prototype Bob Evans Restaurant is an approximately 5,400 square-foot building with 155 seats indoors. In fiscal 2008, the average cost to build a prototype Bob Evans Restaurant was $2.3 million, including the land.

We believe our Bob Evans Restaurants draw people who want a wholesome meal at a fair price in a family- friendly atmosphere. Our average annual store sales per Bob Evans Restaurant in fiscal 2008 were $1.8 million. Average per-guest checks for fiscal 2008 for breakfast, lunch and dinner were $7.38, $7.82 and $8.10, respectively, for an average of $7.76 for all day parts. Depending on each location’s business patterns, Bob Evans Restaurants are generally open from 6 a.m. or 7 a.m. until 9 p.m. or 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday at some locations. During fiscal 2008, breakfast, lunch and dinner accounted for 31 percent, 37 percent and 32 percent, respectively, of total Bob Evans Restaurant revenue. Sales on Saturday and Sunday accounted for approximately 40 percent of a typical week’s revenue during fiscal 2008.

We offer retail gifts, food items and other novelties for sale on a limited basis in the Corner Cupboard areas located inside most of our traditional Bob Evans Restaurants and on a much larger scale in our seven Bob Evans Restaurants & General Stores. In fiscal 2008, retail sales accounted for 2.1 percent of sales at Bob Evans Restaurants. During fiscal 2008, we sought to “Consistently Drive Sales Growth” by improving our selection of retail products. We focused on more branded items that are consistent with our homestead heritage, such as our Bob Evans Wildfire barbeque sauce, Bob Evans Signature Blend Coffee, Bob Evans Signature Candles and Bob Evans brand candies.

Mimi’s Cafés

Mimi’s Café is a casual dining concept positioned as an “everyday luxury.” For today’s restaurant goers looking for a place to relax and connect over fresh homemade meals, Mimi’s Café is the all-day American café that adds a touch of Southern European charm and freshness in everything we do. The concept combines elements of an upscale casual experience with broad everyday appeal. More than 100 freshly prepared, high-quality breakfast, lunch and dinner items are featured in an upbeat and sophisticated atmosphere. Mimi’s Cafés feature American and ethnic cuisine served with Southern European café charm, such as our signature “Famous” Chicken Pot Pie, Fresh from the Oven Pot Roast, Pasta Jambalaya and Flamed Broiled Hibachi Salmon. We believe that Mimi’s Cafés’ high-quality food, broad menu, exceptional service, unique atmosphere and affordable average check make the concept attractive to a broad demographic range.

Mimi’s Cafés also offer a broad selection of high-quality beer and wine. We are continuing to add bars to Mimi’s Cafés with an expanded selection of alcoholic beverages to satisfy guest demand, and in turn, increase alcohol sales and boost profit margins. During fiscal 2008, we added distilled spirits to our alcohol service in 7 existing and 16 out of 17 new Mimi’s Cafés. We intend to include beer, wine and distilled spirits in all new stores. As of the end of fiscal 2008, 51 Mimi’s Cafés featured expanded alcoholic beverage service compared to 81 stores that featured beer and wine only.

Mimi’s Cafés are visually appealing and resemble a French country home with dormer windows, gabled roofs, stone walls and bright awnings. The interior of each restaurant, inspired by Southern European bistros, incorporates a warm base of stone floors, brick walls and rough-hewn beamed ceilings accented by colorful art. Each restaurant contains distinct dining environments that provide our guests with a variety of dining atmospheres, including a casual, New Orleans-themed garden room; a more formal, French bistro-themed room; a winery-themed room, which can be used for private parties; and an outdoor patio. We are able to satisfy a wide range of diners, including business professionals, couples and singles, families with children and “empty nesters.” Most Mimi’s Cafés range in size from 6,000 to 7,000 square feet. Our current prototype Mimi’s Café is an approximately 6,500 to 6,800 square-foot building with approximately 200 seats indoors and 25 seats on the patio. In fiscal 2008, the average cost to build a new Mimi’s Café was $2.7 million, excluding the land.

Our average annual Mimi’s Café unit sales in fiscal 2008 were $3.35 million. Average per-guest checks for fiscal 2008 for breakfast, lunch and dinner were $9.01, $10.55 and $11.79, respectively, for an average of $10.63 for all day parts. Sales of alcoholic beverages accounted for approximately 3.7 percent of Mimi’s Cafés’ sales in fiscal 2008. Mimi’s Cafés are generally open from 7 a.m. to 11 p.m., with breakfast being served until 11 a.m. During fiscal 2008, breakfast accounted for approximately 20 percent of total Mimi’s Cafés’ revenue, while lunch and dinner each accounted for approximately 40 percent. Sales on Saturday and Sunday accounted for approximately 38 percent of a typical week’s revenue during fiscal 2008.

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

Restaurant Management

We believe that high-quality restaurant management is critical to the success of our restaurant concepts. We must “Be the BEST at Operations Execution” to keep our customers satisfied. Our restaurant management structure varies by concept and restaurant size.

At Bob Evans Restaurants, we treat strangers like friends and friends like family. Each Bob Evans Restaurant employs approximately 50 to 90 hourly employees and is led by a general manager and two to three assistant managers, depending on the size, location and sales volume of the store. Bob Evans Restaurant general managers report to an area director, who in turn reports to a vice president — regional director of operations. Each vice president — regional director of operations is responsible for approximately 14 area directors, and each area director oversees approximately 7 stores. Bob Evans Restaurants are visited regularly by all levels of management to ensure they are functioning well and adhering to the concept’s standards.

Mimi’s Cafés complement fine food with excellent service that emphasizes our high standards, core values and attention to detail. Each Mimi’s Café employs approximately 100 to 125 hourly employees and is led by a general manager and three to four assistant managers, depending on the size, location and sales volume of the store. Mimi’s Café general managers report to one of our 23 “market partners,” who in turn reports to Mimi’s vice president of operations. The market partner program encourages multi-store regional managers to facilitate the initial development (in selected markets) and the ongoing operations (in all markets) of Mimi’s Cafés. The market partner’s role is to ensure that each Mimi’s Café within his or her territory achieves a competitive return on investment through the successful execution of the concept. We have different versions of the market partner program. Generally, our market partners receive base salaries and a portion of the cash flows generated from each Mimi’s Café that they oversee. During fiscal 2009, we plan to examine the current market partner program to make sure that it is appropriately motivating our market partners and driving performance in our Mimi’s Cafés.

During fiscal 2008, we “Improved Margins with an Eye on Customer Satisfaction” by focusing on ways to use our employees more effectively. We eliminated approximately 2.6 million labor hours from the restaurant segment during fiscal 2008. Bob Evans Restaurants eliminated approximately 1.9 million labor hours by implementing a system-wide “team service” approach and improving labor scheduling at stores with disproportionately high labor costs. We also reduced hourly employee and management turnover at Bob Evans Restaurants. During the fourth quarter of fiscal 2008, we improved Mimi’s Cafés’ labor costs through improved forecasting and labor scheduling. During fiscal 2009, we plan to rollout a new computerized point of sale system and kitchen manager program at Bob Evans Restaurants. We believe these two initiatives will help us control our food and labor costs.

Restaurant Locations and Expansion

As of April 25, 2008, Bob Evans Restaurants were located in 18 states, primarily in the Midwest, mid-Atlantic and Southeast, and Mimi’s Cafés were located in 22 states, primarily in California and other western states. The following table sets forth the number, type and location of our restaurants as of the end of fiscal 2008:

Restaurants in Operation at April 25, 2008

		Bob Evans
	Bob Evans	Restaurants &	Mimi’s	Total
	Restaurants	General Stores	Cafés	Restaurants

Arizona			12	12
Arkansas			2	2
California			55	55
Colorado			8	8
Delaware	7			7
Florida	49		11	60
Georgia			2	2
Illinois	16		2	18
Indiana	59			59
Kansas	3		2	5
Kentucky	22		1	23
Maryland	28		2	30
Michigan	51			51
Missouri	23	1	2	26
Nebraska			1	1
Nevada			4	4
New Jersey	3			3
New Mexico			1	1
New York	8			8
North Carolina	11		4	15
Ohio	193	2	3	198
Oklahoma			2	2
Pennsylvania	38	1		39
South Carolina	3	1	1	5
Tennessee	3	1	2	6
Texas			9	9
Utah			4	4
Virginia	17		2	19
West Virginia	30	1		31

TOTAL	564	7	132	703

We strive to continuously “Increase Returns on Invested Capital.” Each business segment must earn the right to receive capital. We believe that we have to expand our restaurants with a focus on the quality, not just the quantity, of openings. Future restaurant growth depends on a variety of factors, including the availability of sites at prices that are projected to meet or exceed our desired returns, growth trends in consumer demand for our restaurant concepts, our ability to obtain local permits, and the availability of high-quality management and hourly employees.

We locate new Bob Evans Restaurants in high-traffic retail areas or near major interstate highways in new and existing regional markets that we believe will support the concept. Members of senior management evaluate, inspect and approve each potential site before it is acquired or leased.

We have slowed the expansion of Bob Evans Restaurants dramatically. In fiscal 2008, we opened 2 new Bob Evans Restaurants, compared to 10 in fiscal 2007 and 20 in fiscal 2006. We expect to build only one new store during fiscal 2009. Currently, we do not believe that our average new store volumes generate a level of return on our development costs that justifies significant expansion of Bob Evans Restaurants. We do not intend to substantially increase the construction of new Bob Evans Restaurants until we improve “store level economics.” During fiscal 2009, we will continue to develop an updated prototype that we expect will appropriately balance the cost of a new store with expected restaurant returns.

We continually assess all of our existing Bob Evans Restaurants under our “Four Rs” program to determine whether any stores should be replaced, relocated, re-imaged or retired. During fiscal 2008, we retired 10 underperforming Bob Evans Restaurants. We believe these closures strengthened our restaurant portfolio by improving overall returns and freeing up resources for other uses.

During fiscal 2008, we remodeled 14 and re-imaged 5 Bob Evans Restaurants. Remodeling generally involves minor décor updates whereas re-imaging involves more substantial changes to décor, fixtures and some equipment. We also replaced eight Bob Evans Restaurants. We believe that re-imaging, remodeling and replacing (i.e., rebuilding) our older Bob Evans Restaurants increases customer satisfaction and same-store sales. We recently developed a plan to re-image, remodel or replace the vast majority of our existing Bob Evans Restaurants within the next five years using a new color palette, updated décor package and, when finished, our new store prototype. The new prototype is intended to enhance the overall appeal of Bob Evans Restaurants as well as improve our Corner Cupboard retail areas and carryout business capabilities. During fiscal 2009, we plan to remodel approximately 23, re-image approximately 32, and replace approximately 5 Bob Evans Restaurants.

We locate Mimi’s Cafés in convenient, high-traffic areas in new and existing regional markets that we believe will support the concept. The concept follows a site selection process in which senior management considers a variety of factors, including population density, household income in the area, competition, the site’s visibility and traffic patterns, and accessibility and proximity to retail centers.

During fiscal 2008, we opened 17 new Mimi’s Cafés, including 6 in new markets. Most Mimi’s Cafés that opened in new markets in fiscal 2008 have met or exceeded average sales volume for the concept, which we believe demonstrates the concept’s broad acceptance across the United States. During fiscal 2009, we expect to open 13 new Mimi’s Cafés located in new and existing markets. Challenging economic conditions, sub-prime mortgage issues, lower home values, and rising restaurant development costs in regions of the country such as California, Florida, Arizona and Nevada, which account for the majority of Mimi’s Café sales, could adversely affect our future development plans for Mimi’s Café. We are also developing a plan to remodel our older Mimi’s Cafés, many of which are 20 to 30 years old. We plan to remodel approximately 10 Mimi’s Cafés during fiscal 2009. We have never closed a Mimi’s Café.

Carryout Business

During fiscal 2008, carryout business in Bob Evans Restaurants accounted for 7.5 percent of the concept’s total revenues. We increased our carryout business, in part, through sales of our new take-home family feasts for Easter and Thanksgiving. We plan to offer similar take-home family feasts in fiscal 2009. To increase carryout business and customer satisfaction, we continue to include an enhanced carryout area in all new and rebuilt Bob Evans Restaurant locations. Dedicated staffing and facilities allow us to better serve carryout customers.

Carryout at Mimi’s Cafés accounted for 4.2 percent of the concept’s total revenues in fiscal 2008. We plan to expand Mimi’s Cafés’ carryout business by updating our homestyle family meals, implementing on-line ordering, improving in-store merchandising, better defining our carryout area and expanding curbside carryout.

Purchasing and Distribution

Controlling our supply costs is a key strategy for “Improving Margins with an Eye on Customer Satisfaction.” Our ability to offer high-quality, reasonably priced menu items at our restaurants depends upon acquiring food products and related items from reliable sources at competitive prices. Our purchasing team sources, negotiates and purchases food and non-food items for our restaurants from more than 700 suppliers. All suppliers must adhere to strict product specifications and quality control standards.

Our operating margins are subject to changes in the price and availability of food commodities. Prices for many of the food and other commodities we buy increased significantly during fiscal 2008. For example, the recent focus on ethanol as a fuel, as well as the emergence of China as a major consumer of food products, has placed tremendous demands (with attendant supply and price pressures) for dairy products as well as corn, which in turn has increased feed costs for poultry and livestock. Higher gas prices are also driving up transportation costs and fuel surcharges imposed by some of our suppliers. Our operating margins are also affected by fluctuations in the price of utilities such as natural gas on which many of our stores and manufacturing facilities depend for much of their energy supply.

To help control costs and obtain competitive prices, our purchasing team negotiates directly with our suppliers and occasionally uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. Additionally, we purchase products in bulk for our food products operations and negotiate volume discounts with suppliers. During fiscal 2007, we began to consolidate our purchasing activities into one purchasing department for the entire company. This has allowed us to leverage the combined purchasing power of both restaurant concepts and our food products division. As part of this effort, we have increased the use of competitive bidding and implemented reverse on-line auctions for certain products to be supplied to our restaurants and food production plants. We expect to continue these efforts in fiscal 2009.

Bob Evans Restaurants are supplied with sausage products and a limited number of other items by our driver-salesmen, and to a lesser extent, independent food distributors, depending upon the restaurant location. Third parties distribute other food and inventory items once or twice a week. Our distributors purchase products from the suppliers we specify, at the prices we negotiate, and distribute them on a cost-plus basis to our restaurants. Bob Evans Restaurants receive supplies from one of two primary distributors, Mattingly Foods, Inc. and Gordon Food Service.

SWH Custom Foods (Mimi’s Café’s in-house prep kitchen) prepares muffin mixes, dressings, sauces and soups for all Mimi’s Cafés. These items and other products are distributed to Mimi’s Cafés by third parties approximately twice per week. Produce, breads and dairy items are generally delivered to each Mimi’s Café four to five times per week to ensure freshness. PFG Customized Distribution, a national food distributor, is the primary supplier of food to Mimi’s Cafés. Although PFG Customized Distribution furnishes food to a substantial number of Mimi’s Cafés, we believe other distributors can readily provide the products. We have not experienced any material or continued shortage of the products distributed by any third parties, including PFG Customized Distribution.

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

Advertising and Marketing

We spent approximately $34.4 million on restaurant advertising and marketing during fiscal 2008. Most of our advertising budget was spent on television, radio, print and outdoor advertising for Bob Evans Restaurants. We focus our advertisements on new Bob Evans Restaurant menu items and the concept’s position as the “home of homestyle.” Our fiscal 2008 advertising campaigns supported our summer barbeque offering called Bob-B-Q, Big Farm Salads, stir-fry items, as well as new varieties of our successful Knife and Fork Sandwiches and Stacked and Stuffed Hotcakes. We also support in-store merchandising, menus, kids’ marketing programs and local store marketing. For example, we support the openings of new and rebuilt stores with a special “Rise and Shine” grand opening celebration attended by our Bob Evans Restaurant leadership team.

Mimi’s Cafés primarily rely on word-of-mouth and local store marketing rather than traditional advertising media. During fiscal 2009, we plan to evaluate limited outdoor and radio advertising for Mimi’s Cafés in key markets to drive sales and promote awareness of our breakfast offerings.

Research and Development

Research and development expenses for our restaurant operations have not been material. As part of our effort to “Consistently Drive Sales Growth,” we continuously test food items to identify new and improved menu offerings to appeal to our existing customers, satisfy changing eating trends and attract new customers. Product development for Bob Evans Restaurants is concentrated on unique homestyle options, as well as quality enhancements to some of our best-selling items to keep the menu fresh and relevant. We maintain an 18-month product development pipeline for Bob Evans Restaurants that is focused on creating and introducing innovative items, as well as enhancements to existing offerings. Mimi’s Café also continues to add new menu items to keep its menu fresh and exciting. During fiscal 2008, Mimi’s Café continued its focus on special seasonal offerings. We also began to develop an 18-month product development pipeline for Mimi’s Café. During fiscal 2009, the Mimi’s Café menu will feature new “Just Enough” right-sized, right-priced lunch and dinner entrees for customers seeking smaller portions with a more affordable price point.

Competition

The restaurant industry is highly competitive. There are many different segments within the restaurant industry, distinguishable based on the type of food, food quality, service, location, associated price-to-value relationship and overall dining experience. We have positioned our Bob Evans Restaurants in the family dining segment and our Mimi’s Cafés in the upscale family, casual dining segment. We must “Be the BEST at Operations Execution” to effectively compete for customers’ “share of stomach.”

The restaurant business is affected by changes in the public’s eating habits and preferences, population trends, traffic patterns, weather conditions, gasoline and other energy costs, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry are the quality and value of menu offerings, quality and speed of service, attractiveness of facilities, advertising, name-brand awareness and image, and restaurant locations. Although we believe our restaurant concepts compete favorably with respect to each of these factors, many of our competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources than we do. Additionally, we compete with many restaurant operators and other retail establishments for site locations and restaurant employees. We also face growing competition from quick-service and fast-casual restaurants that are expanding their breakfast offerings.

Food Products Operations

We offer a wide variety of quality, homestyle food products under the Bob Evans and Owens brand names. We believe our food products provide convenient meal solutions that uphold our high-quality standards and unique farm-fresh taste. Our food products include approximately 40 varieties of fresh, smoked and fully cooked pork sausage and hickory-smoked bacon products. We also offer approximately 60 complementary, convenience food items in the refrigerated and frozen areas of grocery stores such as mashed potatoes, macaroni & cheese, microwaveable sandwiches and slow-roasted main dish entrées.

During fiscal 2008, we refined our product innovation pipeline and introduced 9 new foodservice products and 10 new retail food products, including Frozen Oatmeal Bowls, Mashed Sweet Potatoes, and Special Stuffing. Pounds sold from comparable products were up 4.7 percent, with overall food products net sales up 8.7 percent, in fiscal 2008. Our refrigerated mashed potatoes and macaroni and cheese side dishes continue to grow as a percentage of our food products volume. We will continue to “Consistently Drive Sales Growth” by driving new product development and enhancing existing items to address changing consumer demands.

Production

We produce food products in our seven manufacturing facilities. We produce fresh sausage products at our plants located in Galva, Illinois; Hillsdale, Michigan; and Xenia, Ohio. Our Bidwell, Ohio and Richardson, Texas plants produce both fresh and fully cooked sausage products. Our Sulphur Springs, Texas, plant is a ready-to-eat sandwich assembly facility. Our Springfield, Ohio, plant produces ready-to-eat soups and gravies. We also operate a distribution center in Springfield, Ohio, that serves as a hub for our warehouse and direct store distribution system.

We have made efforts to “Increase Returns on Invested Capital” by implementing a plant rationalization program to ensure we are positioned for future growth. The program is geared to identify operational gaps and opportunities to improve production efficiencies. As part of this program, we completed an expansion of our Springfield, Ohio, distribution center in fiscal 2008 at a cost of approximately $9 million. During fiscal 2009, we plan to expand our Sulphur Springs, Texas, facility at a cost of approximately $16 to $18 million to add more capacity to produce fully cooked products. We will also evaluate an investment in a new prep kitchen located in the Eastern United States to manufacture items to support our food products operations as well as Bob Evans Restaurants and Mimi’s Cafés.

During fiscal 2008, we focused on “Being the BEST at Operations Execution” and “Increasing Returns on Invested Capital” by improving plant efficiency. We improved our boneless meat yield and addressed deficiencies identified in a food safety analysis conducted during fiscal 2008.

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

We use third parties to manufacture or “co-pack” all of the Bob Evans and Owens products that are not produced in our own facilities. These co-packed items include our mashed potatoes, macaroni and cheese and some meat items. At the end of fiscal 2008, we used approximately 17 third parties to manufacture food products for us.

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

Although our Bob Evans brand mashed potatoes are only available on a regional basis, we believe they are one of the leading brands of refrigerated mashed potatoes in the country. Our goal is to “Consistently Drive Sales Growth” by leveraging our strong share position to secure additional retail store business and gain more market penetration. We also believe strong brand awareness is critical in maintaining and securing valuable retail shelf space and will provide a strong platform for introducing product line extensions and new products.

Before the elimination of intersegment sales, retail sales accounted for nearly 90 percent of our fiscal 2008 food products business, with foodservice sales comprising approximately 8 percent and sales to our restaurants comprising approximately 3 percent. Our sales force, which consists of our route-sales team, field sales representatives and food brokers, sells our food products to a number of leading national and regional retail chains. A relatively small number of customers account for a large percentage of our sales. For fiscal 2008, our largest 10 accounts represented approximately 46 percent of our total food products sales, with Wal-Mart Stores, Inc. (and its affiliates) and The Kroger Co. each accounting for over 10 percent of these sales. As part of our effort to “Win Together as a Team,” we have organized national account teams to better address the needs of our key retailers on a long-term basis.

We continue to devote time and effort on sales of our products to foodservice customers. Items for our foodservice customers are made to their specifications and include fresh and fully cooked sausage, sausage gravy and breakfast sandwiches. Although foodservice only represents a small portion of our food products volume, it provides us with incremental volume in our production plants, as well as an opportunity for future growth.

We sell a variety of products to the U.S. military, including convenience food items and fresh and fully cooked sausage. Products sold to the military represented less than one percent of our food products volume in fiscal 2008. We have organized a sales team to work in conjunction with food brokers to address the unique needs of the U.S. military and to attempt to grow this business.

In fiscal 2008, we increased sales of our grilling sausage, side dish and frozen breakfast items in the Toronto, Canada area. Less than one percent of our fiscal 2008 revenue is attributable to sales of our food products in Canada.

Distribution

Our sausage and other refrigerated food products are distributed to some of our customers through our direct-store delivery system, in which members of our route-sales team periodically call on a number of retail stores to purchase products off a delivery truck. Alternatively, we supply other customers by shipping products directly to their warehouses for further distribution by the customers to their retail stores. During fiscal 2008, we continued to experience increased customer requests for warehouse, rather than direct-store delivery, of our products. We also distribute our products through food wholesalers and distributors who primarily service smaller, independent grocers.

At the end of fiscal 2008, Bob Evans and Owens brand products were available for purchase in more than 15,000 grocery stores in 49 states, the District of Columbia and the Toronto, Canada area. Our Owens brand products were available for purchase in Arizona, Arkansas, Colorado, New Mexico, Oklahoma and Texas, and portions of Mississippi, Missouri and Nevada. During fiscal 2008, we added approximately 800 stores and 3 new states to our distribution network.

We continue to work with retailers in states where there is an opportunity to distribute our products. We will explore expansion prospects with retailers to profitably increase points of distribution. During fiscal 2008, we added approximately 1,100 new product authorizations (i.e., orders from customers for products they have not ordered from us before).

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

Advertising and Marketing

During fiscal 2008, we spent approximately $6.4 million marketing our food products. Our food products marketing programs consist of advertising, consumer promotions and trade promotions. Our advertising activities include television, radio, newspaper and magazine advertisements aimed at increasing brand awareness and building consumer loyalty. Consumer promotions include the distribution of recipes featuring our products and targeted coupons designed to attract new customers and increase the frequency of purchases. Our trade promotions are aimed at providing retail display support and securing additional shelf space. During fiscal 2008, we made efforts to “Win Together as a Team” and “Consistently Drive Sales Growth” by implementing joint marketing programs to support both Bob Evans Restaurants and Bob Evans Food Products.

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

Productivity — Project BEST Way

We have implemented a company-wide productivity initiative called Project BEST Way. The objective of Project BEST Way is to achieve efficiencies and productivity in all business units through various initiatives and projects. A number of projects fall within the umbrella of Project BEST Way, including our efforts to control and reduce purchasing costs (as described above), reducing restaurant labor costs, the installation of a new point of sale ordering system in Bob Evans Restaurants, and our plant standardization and rationalization projects. We believe Project BEST Way supports our annual and five-year strategic plans by leveraging operational productivity with capital allocation to add profit to our bottom line.

Seasonality and Quarterly Results

Our restaurant and food products businesses are subject to seasonal fluctuations. Historically, our highest levels of revenue and net income at Bob Evans Restaurants have occurred in the first and second quarters of the fiscal year. Many Bob Evans Restaurants are located near major interstate highways and generally experience increased revenue during the summer travel season. Conversely, Mimi’s Café business traditionally tends to be slightly lower in the summer months. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes in some of the markets where we operate.

Our food products business is seasonal to the extent that third and fourth quarter sales are typically higher due to increased sales of sausage during the colder months from November through April. We promote sausage products for outdoor grilling in an attempt to create more volume during the summer months. During fiscal 2008, we introduced improved versions of bratwurst and Italian sausage in an effort to drive sales.

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

Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wage, meal and rest breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence, paid “sick days” or other time off, and mandated health benefits for all employees, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and food products operations. Minimum wage increases at the federal level and in California, Ohio, and many other states in which we operate during fiscal 2008 affected the profitability of our restaurants and led to increased menu prices. Various proposals that would require employers to provide health insurance for all of their employees are considered from time to time in Congress and various states. The imposition of any requirement that we provide health insurance to all employees could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

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

We are also concerned about recent state and local proposals that would require restaurants to provide nutritional information on menus and/or require that restaurants label menus with the country of origin of meal ingredients. None of our restaurants are currently subject to these regulations. However, the imposition of any such requirement could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

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

We are subject to federal and state environmental regulations, including various laws concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents. These regulations have not had a material effect on our operations to date. We do not anticipate that compliance with federal, state and local provisions which have been enacted or adopted to regulate the discharge of materials into the environment, or which otherwise relate to the protection of the environment, will have a material effect upon our capital expenditures, earnings or competitive position. We did, however, recently become aware of a site access request and potential investigation by the Tennessee Department of Environment and Conservation, Division of Remediation, on behalf of the United States Environmental Protection Agency, relating to a facility owned by one of our former subsidiaries. We learned of the site access request and proposed investigation through receipt of an indemnification request from the company that purchased our former subsidiary in 2001. The buyer is requesting that we indemnify it for claims relating to the site access request and potential investigation. The letter expressly states that the buyer cannot provide an estimate of the amount of the claim for indemnification at this point given the limited information available to it. At this time, we have limited information regarding the nature and basis of the site access request and potential investigation. To date, no court action or other governmental proceeding has, to our knowledge, been filed with respect to this matter. Given the foregoing, we have not made any determination regarding our liability with respect to these matters.

Employees

As of April 25, 2008, we employed 49,149 persons, including 47,870 in our restaurant business and 1,279 persons in our food products business. None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe our working conditions and compensation packages are generally comparable with those offered by our competitors. We consider overall relations with our employees to be favorable.

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

Our failure to achieve and maintain positive same-store sales for an extended period of time would likely have a material adverse effect upon our financial condition, results of operation and cash flows.

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

Same-store sales at Mimi’s Café decreased 2.4 percent during fiscal 2008. Bob Evans Restaurants’ same-store sales increased 1.8 percent in fiscal 2008. However, Bob Evans Restaurants experienced a decline in same-store sales in fiscal 2006 and increased only 0.1 percent in fiscal 2007. Our failure to maintain positive same-store sales for extended periods of time for either of our restaurant concepts would have a material adverse effect upon our business, results of operations and financial condition.

Certain economic and business factors specific to the restaurant industry and certain general economic factors including energy prices and interest rates that are largely out of our control may adversely affect our results of operations.

The results of our restaurant concepts depend upon a number of industry-specific and general economic factors, many of which are beyond our control. The restaurant industry is affected by changes in national, regional and local economic conditions, consumer spending patterns and consumer preferences. Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased energy prices, rising interest rates or other industry-wide cost pressures could affect consumer behavior and decrease spending for restaurant dining occasions, leading to a decline in our sales and earnings. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have less disposable income and reduce the frequency with which they dine out. This is particularly the case with casual dining concepts like Mimi’s Café because consumers may choose more inexpensive restaurants (such as quick-service restaurants or fast casual dining) when eating outside the home. We are especially concerned about Mimi’s Café’s sales and profit trends in California, Florida, Arizona and Nevada. These states account for approximately 73 percent of Mimi’s Café’s core sales in fiscal 2008 and they have been hit particularly hard by the downturn in the United States’ economy, sub-prime mortgage issues and lower home values. These trends may affect our future development plans for Mimi’s Café. In turn, this may adversely impact the valuations of the intangible assets (including goodwill) associated with Mimi’s Café.

Unfavorable changes in the economic factors described above could increase our costs, reduce traffic in some or all of our restaurants or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse affect on our financial condition and results of operations.

If Mimi’s Café’s actual performance does not meet the forecasts contained in our five-year strategic plan, we may need to take a non-cash impairment charge for the goodwill and/or intangible assets associated with the Mimi’s Café concept.

At the end of 2008, we had goodwill totaling $57.7 million and other intangible assets of $55.0 million on our balance sheet primarily as a result of our acquisition of Mimi’s Café. We are required to perform annual impairment tests of our goodwill and intangible assets (or more frequently if events or changes in circumstances indicate the asset might be impaired). The goodwill impairment test is a two-step process. The first step of the process consists of estimating the fair value of Mimi’s Café based on a discounted cash flow analysis or other appropriate model using revenue and profit forecasts, and comparing that estimated fair value with the carrying value of the reporting unit, which includes goodwill. Factors used in the impairment tests include, but are not limited to, our plans for new store development, same-store sales trends, future operations, brand initiatives, recent operating results and projected sales and cash flows. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to compute the amount of goodwill impairment by determining an “implied fair value” of goodwill.

In the fourth quarter of 2008, we completed our annual impairment tests of goodwill and intangible assets. The assumptions we used for projected sales and operating results are based on our current five-year development and financial forecasts for Mimi’s Café. Using these assumptions, the fair values of our intangible assets significantly exceeded their carrying values. Additionally, the first step of the goodwill impairment test resulted in an estimated fair value for Mimi’s Café that exceeded the carrying amount. Therefore, it was not necessary to complete the second step of the goodwill impairment test in fiscal 2008 and an impairment charge was not recorded. However, while we believe our current plans and forecasts to be achievable, there is the potential that our actual future results could differ from these forecasts, especially given the current negative same-store sales trend that Mimi’s Café is experiencing. If we see that Mimi’s Café’s results are not turning around as planned, it is likely that our next goodwill impairment test could require us to advance to the second step of the test. The results of the second step of the goodwill impairment test, if performed, could potentially lead to a noncash goodwill impairment charge of an amount up to its full carrying value of $56.2 million.

The price and availability of food, ingredients and utilities used by our restaurants or merchandise sold in our retail merchandise areas could adversely affect our revenues and results of operations.

We are subject to the general risks of inflation; however, our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, utilities, retail merchandise, and other related costs over which we may have little control. Fluctuations in economic conditions, weather and demand as well as natural disasters can adversely affect the availability, quality and cost of the ingredients and products that we buy. We require fresh produce, dairy products and meat, and therefore are subject to the risk that shortages or interruptions in supply of these food products could develop. Our operating margins are subject to changes in the price and availability of food commodities. For example, the recent focus on ethanol as a fuel, as well as the emergence of China as a major consumer of food products, has placed tremendous demands (with attendant supply and price pressures) for dairy products as well as corn, which in turn has increased feed costs for poultry and livestock. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products. Our operating margins are also affected by fluctuations in the price of utilities such as natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for much of their energy supply. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations. In addition, because we provide a moderately priced product, we may not seek to or be able to pass along price increases to our guests sufficient to offset cost increases.

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

The restaurant industry is highly competitive and is affected by changes in the public’s eating habits and preferences, population trends, traffic patterns and weather conditions, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry are the quality and value of the menu items offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image, and restaurant locations. Many of our competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources than we do, which may give them competitive advantages. We also compete with many restaurant operators and other retail establishments for site locations and restaurant employees. We expect competition to intensify as our competitors expand operations in our markets and quick-service restaurant chains expand their breakfast offerings. This could materially, adversely affect our financial position or results of operations.

The food products business is also highly competitive and is affected by changes in the public’s eating habits and preferences, as well as by local and national economic conditions affecting consumer spending habits. Key competitive factors in the industry are the quality and value of the food products offered, flavor, advertising and name brand awareness. Our competitors include well-established national, regional and local producers and wholesalers of similar products, many of whom have substantially greater name recognition and financial, marketing and other resources than we do, which may give them competitive advantages. We expect competition to intensify in our food products segment as other food companies introduce refrigerated side dishes to compete with our successful mashed potatoes and macaroni and cheese products.

Our growth strategy depends on opening new restaurants. Our ability to expand our restaurant base is influenced by factors beyond our control, which may further slow restaurant expansion and impair our growth strategy.

We are pursuing a moderate and disciplined growth strategy which, to be successful, will depend in large part on our ability to open new restaurants and to operate those restaurants on a profitable basis. We cannot guarantee that we will be able to achieve our expansion goals or operating results similar to those of our existing restaurants. One of our biggest challenges in meeting our growth objectives will be to locate and secure an adequate supply of suitable new restaurant sites. We have experienced delays in opening some of our restaurants and may experience delays in the future. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:

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

A privacy breach could adversely affect our business.

The protection of customer, employee, and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes. In addition, customers have a high expectation that we will adequately protect their personal information. If we fail to comply with these laws and regulations or experience a significant breach of customer, employee, or company data, our reputation could be damaged and result in lost sales, fines, or lawsuits.

Our restaurant business is dependent upon satisfactory customer service, and we may have difficulty hiring and retaining a sufficient number of qualified employees to deliver appropriate service.

Our success depends in part upon our ability to attract, train, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers who can meet the high standards necessary to deliver the levels of food quality and service on which our restaurant concepts are based. The short supply of qualified individuals in some areas could strain our restaurant operations, delay new restaurant openings or require us to increase wages to attract desired individuals, which could materially, adversely affect our financial position or results of operations. Also, high rates of employee turnover could have a negative impact on food quality and customer service, which would result in an adverse effect on our restaurant business and results of operations.

Because many of our restaurants are concentrated in certain geographic areas, our results of operations could be materially, adversely affected by regional economic conditions and events.

The concentration of many of our existing and planned restaurants in particular regions could affect our operating results in a number of ways. For example, our results of operations may be adversely affected by economic conditions in that region, the local labor market and regional competition. Also, adverse publicity relating to our restaurants in a region in which they are concentrated could have a more pronounced adverse effect on our overall revenue than might be the case if our restaurants were more broadly dispersed. A majority of our Bob Evans Restaurants are located in Ohio and other parts of the Midwest, which makes us particularly sensitive to economic conditions, natural disasters, severe weather and other events in this region. We believe same-store sales at our Bob Evans Restaurants are particularly sensitive to economic conditions in the Midwest. Also, given that almost half of our Mimi’s Cafés are located in California, we are also particularly sensitive to events and developments in that state, such as earthquakes or other natural disasters and energy shortages. We are concerned about Mimi’s Café’s sales and profit trends in California, Florida, Arizona and Nevada. These states account for approximately 73 percent of Mimi’s Café’s core sales in fiscal 2008 and they have been hit particularly hard by the downturn in the United States’ economy, sub-prime mortgage issues and lower home values. These trends may affect our future development plans for Mimi’s Café.

Expanding our restaurant base by opening new restaurants in existing markets could reduce the business of our existing restaurants.

Our growth strategy includes opening restaurants in markets in which we already have existing restaurants. We may be unable to attract enough customers to the new restaurants for them to operate at acceptable profit levels. Even if we are able to attract enough customers to the new restaurants to operate them at acceptable profit levels, those customers may be former customers of one of our existing restaurants in that market and the opening of new restaurants in the existing market could reduce the profit levels of our existing restaurants in that market.

Adverse weather conditions could harm our sales.

Weather, which is unpredictable, can adversely impact sales at our restaurants. Adverse weather conditions, such as snow and ice in the Midwest that keep customers from dining out, result in lost opportunities for our restaurants. Adverse weather conditions may also cause shortages or interruptions in the supply of fresh meat and produce to our restaurants and hamper the distribution of our food products to grocery stores.

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

The restaurant industry and the food products industry are subject to various federal, state and local laws and regulations. Compliance with these legal requirements may be more costly than we expect. The failure to obtain and/or retain licenses, permits or other regulatory approvals could delay or prevent the opening of a restaurant and/or the continued operation of a particular restaurant or food products manufacturing facility. Our failure to comply with applicable laws and regulations could also result in fines or legal actions that could adversely affect our business, results of operations and financial position. Significant legal and regulatory issues affecting our business include:

•	employment laws, including minimum wage requirements, overtime pay, meal and rest break requirements, paid “sick days” or other time off, health insurance, unemployment tax rates, discrimination laws, workers’ compensation rates, and citizenship and immigration requirements;

•	permit requirements for the sale of food and alcoholic beverages;

•	health, safety and fire regulations;

•	zoning, land and environmental regulations;

•	sales tax;

•	food safety regulations governing the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States;

•	laws governing public access and employment for people with disabilities; and

•	state “dram shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

We are also concerned about proposed state and local regulations that would require restaurants to provide nutritional information on menus and/or require that restaurants label menus with the country of origin of meal ingredients. None of our restaurants are currently subject to these regulations. However, the imposition of any such regulation could have an adverse effect on our results of operations and financial condition.

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

We utilize price increases for menu offerings and food products to help offset cost increases, including increased costs for wholesale food, raw materials, distribution, minimum wages, employee benefits, construction, fuel, utility, inflation and other costs. During fiscal 2008, we implemented menu price increases at a significant number of Bob Evans Restaurants and Mimi’s Cafés to help offset substantial minimum wage increases at the federal level and in many of the states in which we operate, including Ohio and California. Our food products business is also sensitive to hog costs. We may not be able to anticipate and react to changing costs by adjusting our purchasing practices and prices to sufficiently account for increased costs, especially further minimum wage increases at the federal and/or state level. Also, because we offer moderately priced food, we may not be able to, or may choose not to, pass along price increases to our customers, which could materially, adversely affect our business and results of operations.

We are dependent on timely delivery of fresh ingredients by our suppliers.

Our restaurant operations are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat. The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in weather, supply and demand, the economy and political conditions could adversely affect the cost, availability and quality of our ingredients. If the variety or quality of our food products declines due to the lack or lower quality of our ingredients or due to interruptions in the flow of fresh ingredients, customer traffic may decline and negatively affect our sales. We have contracted with three third-party distributors for the delivery of food and other products to our restaurants. If any of these contracts were suddenly and unexpectedly terminated, supply costs could increase and disruptions in distribution could occur during the transition to other third-party distributors. Also, Mimi’s Cafés rely on a single site prep kitchen for preparation of substantially all of the concept’s signature muffin mixes, dressings, sauces and soups. Any temporary or permanent disruption in the operation of this facility would affect the ability of Mimi’s Cafés to serve the full range of menu offerings or require us to obtain these items from alternative sources, which could have a material adverse effect on our results of operations.

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	fluctuations in food and commodity prices;

•	the timing of new restaurant openings and related expenses;

•	restaurant operating costs for our newly opened restaurants, which are often materially greater during the first several months of operation than thereafter;

•	labor availability and costs for hourly and management personnel;

•	profitability of our restaurants, especially in new markets;

•	trends in same-store sales;

•	adverse weather conditions;

•	special items, such as property sales;

•	local and national economic conditions, such as gasoline and other energy costs; and

•	changes in consumer preferences and competitive conditions.

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

The following provides a brief summary of the location and general character of our principal plants and other physical properties as of April 25, 2008.

We own our principal executive offices located at 3776 S. High St., Columbus, Ohio. We also own a 937-acre farm located in Rio Grande, Ohio, and a 30-acre farm located in Richardson, Texas. The two farm locations support Bob Evans’ and Owens’ heritage and image through educational and tourist activities.

Bob Evans Restaurants

At the end of fiscal 2008, we owned 491 of our Bob Evans Restaurants and leased the land for the remaining 80. The table located in Item 1. Business shows the location of all of our Bob Evans Restaurants in operation as of the end of fiscal 2008. The majority of our Bob Evans Restaurant leases’ initial terms are 20 years and include options to extend the terms. We also own the real estate on which we plan to build one new and rebuild four Bob Evans Restaurants during fiscal 2009. We intend to buy the real estate for the fifth Bob Evans Restaurant scheduled to be rebuilt.

In 1995, we formed a subsidiary corporation called BEF REIT, Inc., which elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. This election limits the activities of the REIT to holding certain real estate assets, primarily Bob Evans Restaurant properties. The formation of the REIT was designed primarily to assist us in managing our real estate portfolio and possibly to provide a vehicle to access capital markets in the future. The REIT is not publicly traded. Through our subsidiary companies, we indirectly own 100 percent of all the voting stock and greater than 99 percent of the total value of the REIT. For financial reporting purposes, the REIT is included in our consolidated financial statements.

Mimi’s Cafés

The Mimi’s Café corporate offices are located in Tustin, California, under several office suite leases, all of which expire in May 2009. The SWH Custom Foods prep kitchen is located in Fullerton, California, under a 10-year lease and has two five-year renewal options with the initial term ending in July 2010. The Mimi’s Café décor and furnishings warehouse is located in Corona, California, under a lease that expires in July 2012. Mimi’s Café closed its two training centers in fiscal 2008 when it de-centralized host and server training in favor of a system-wide in-store training model. The Southern California training center, formerly housed in the Tustin corporate office, was converted to offices, and the Phoenix, Arizona, training center was closed when its lease expired in July 2007.

All but seven existing Mimi’s Cafés are leased. The table located in Item 1. Business shows the location of all of our Mimi’s Cafés in operation as of the end of fiscal 2008. The majority of our Mimi’s Café leases’ initial terms are 20 years and include options to extend the terms for up to 15 additional years. We have signed 12 of 13 leases for additional Mimi’s Cafés we expect to open during fiscal 2009.

Food Products

Our food products business has seven manufacturing plants located in Galva, Illinois; Hillsdale, Michigan; Bidwell, Springfield, and Xenia, Ohio; and Sulphur Springs and Richardson, Texas. We also operate a distribution center in Springfield, Ohio. We own all of these properties.

During fiscal 2007, we conducted a plant rationalization study. As a result of this study, we expanded the Springfield, Ohio, distribution center during fiscal 2008 at a cost of approximately $9 million. During fiscal 2009, we will expand our Sulphur Springs, Texas, plant by approximately 50,000 square feet at an estimated cost of $16 to $18 million. The expansion will add manufacturing capacity for fully cooked items and reduce our dependence upon our Bidwell, Ohio plant. Smaller plant improvements are planned for fiscal 2009.

We believe that our manufacturing facilities currently have adequate capacity to serve their intended purpose. We believe the facility improvements completed in fiscal 2008 and planned for fiscal 2009 will ensure that our facilities have adequate capacity over the following five years and will position our food products business for growth during that period.

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

Supplemental Item.  Executive Officers of Bob Evans Farms, Inc.

The following table sets forth the executive officers of Bob Evans Farms, Inc. and certain information regarding each executive officer as of June 20, 2008. The executive officers are appointed by and serve at the pleasure of the Board of Directors of Bob Evans Farms, Inc.

		Years as
Name	Age	Officer	Principal Occupation for Past Five Years

Herbert L. Billinger	46	Since January 2008	Executive Vice President — Operations, Productivity and Integration, Mimi’s Café since January 2008; Vice President of Operations and Senior Director of Franchise Operations, Kentucky Fried Chicken (Yum! Brands) from 2002 to January 2008
Mary L. Cusick	52	17	Senior Vice President — Marketing and Corporate Communications since 2005; Senior Vice President of Investor Relations and Corporate Communications from 2000 to 2005
Steven A. Davis(1)	50	2	Chief Executive Officer since May 2006; President of Long John Silver’s and A&W All-American Food Restaurants (Yum! Brands) from 2002 to May 2006; Senior Vice President and General Manager of Pizza Hut, Inc. (Yum! Brands) from 1993 to 2002
Joe R. Eulberg	50	Since March 2008	Senior Vice President — Human Resources since March 2008; Executive Vice President of Human Resources, Acosta Sales and Marketing from Feb. 2008 to Aug. 2008; Senior Vice President of Human Resources, Nash Finch Company, from Nov. 2003 to Aug. 2007
Mary L. Garceau	35	2	Vice President, General Counsel and Corporate Secretary since September 2007; Vice President, General Counsel and Assistant Secretary from July 2006 to September 2007; Attorney, Vorys, Sater, Seymour and Pease LLP, Partner from 2005 to June 2006; Associate 1997 to 2004
Richard D. Hall	52	12	Senior Vice President — Corporate Procurement since August 2006; Vice President — Food Products Operations from May 1997 to April 2007
Randall L. Hicks	48	13	Executive Vice President of Restaurant Operations since 2004; Senior Vice President of Restaurant Operations 2003 to 2004; Vice President of Restaurant Operations from 1994 to 2003

		Years as
Name	Age	Officer	Principal Occupation for Past Five Years

Timothy J. Pulido	53	Since Dec. 2007	President — Mimi’s Café since December 2007; Chief Executive Officer, Shakey’s USA (pizza chain) from 2006 to December 2008; President and Chief Operating Officer, Pick Up Stix (a quick-casual Asian restaurant chain), from 2003 to 2005
Donald J. Radkoski	53	19	Chief Financial Officer, Treasurer and Assistant Secretary since September 2007; Chief Financial Officer, Treasurer and Corporate Secretary from 2000 to September 2007
Tod P. Spornhauer	42	9	Senior Vice President — Finance, Controller, Assistant Treasurer and Assistant Secretary since 2003; Vice President — Finance and Controller from 1998 to 2003
J. Michael Townsley	49	5	President — Food Products since June 2008; Executive Vice President — Food Products from November 2006 to June 2008; President and Chief Executive Officer, Owens Foods, Inc. (formerly Owens Country Sausage, Inc.) from June 2003 to November 2006; Senior Vice President of Sales and Marketing, Premium Standard Farms, Inc. (pork company) from 1997 to May 2003
Roger D. Williams	57	30	President — Bob Evans Restaurants since August 2006; Executive Vice President of Food Products Division from 1997 to August 2006

(1)	In connection with Mr. Davis’ appointment as Chief Executive Officer, Bob Evans Farms, Inc. and Mr. Davis entered into an Employment Agreement, effective May 1, 2006. A summary of Mr. Davis’ Employment Agreement is contained in, and a copy of his Employment Agreement was filed as an exhibit to, the Current Report on Form 8-K filed by Bob Evans Farms, Inc. on May 2, 2006.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information, Holders of Common Equity and Dividends

The information called for in Item 201(a) through (c) of Regulation S-K is incorporated herein by reference to Note H, Quarterly Financial Data (Unaudited), to our consolidated financial statements which are included under Item 8 of this Annual Report on Form 10-K.

Performance Graph

Comparison of Five-Year Cumulative Total Return

The following line graph compares the yearly percentage change in our cumulative total stockholder return over our last five fiscal years against the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500”) and the weighted average of our peer group. Our peer group is comprised of restaurant companies listed on NASDAQ (weighted 80 percent) and a group of meat producers listed on either NASDAQ or the New York Stock Exchange (weighted 20 percent). We measure cumulative stockholder return by dividing (a) the sum of (i) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (ii) the difference between the price of our common stock at the end and the beginning of the measurement period by (b) the price of the common stock at the beginning of the measurement period.

CUMULATIVE VALUE OF $100 INVESTMENT

	2003	2004	2005	2006	2007	2008
Peer Group	$100.00	$146.56	$170.59	$215.97	$198.60	$133.69
S&P 500	$100.00	$120.76	$126.17	$142.94	$161.67	$151.11
Bob Evans Farms, Inc.	$100.00	$123.13	$83.31	$120.23	$155.43	$120.98

Issuer Repurchases of Equity Securities

Our Board of Directors authorized a stock repurchase program for fiscal 2008. The program authorized us to repurchase up to five million shares of our outstanding common stock from time-to-time on the open market or through privately negotiated transactions, depending on market conditions. The following table provides information regarding stock repurchases occurring during the three fiscal months ended April 25, 2008:

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

1/26/08 to 2/22/08	239,900	$28.66	239,900	360,014
2/23/08 to 3/21/08	360,014	$29.36	360,014	0
3/22/08 to 4/25/08	0	N/A	0	0
Total	599,914	$29.08	599,914	0

On May 21, 2008, our Board of Directors authorized the repurchase of up to three million shares of common stock during fiscal 2009, which ends on April 24, 2009. The stock may be repurchased on the open market or through privately negotiated transactions, depending on market conditions. We currently plan to repurchase approximately one million shares of common stock during fiscal 2009.

Item 6.	Selected Financial Data

Consolidated Financial Review
Bob Evans Farms, Inc. and Subsidiaries

	2008	2007	2006	2005(a)	2004
	Dollars and shares in thousands, except per share amounts

Operating Results
Net sales	$1,737,026	$1,654,460	$1,584,819	$1,460,195	$1,197,997
Operating income	107,240	98,422	85,357	66,906	113,301
Income before income taxes	96,250	89,427	73,712	57,672	111,990
Income taxes	31,374	28,885	18,938	20,704	39,955
Net income	64,876	60,542	54,774	36,968	72,035
Earnings per share of common stock:
Basic	$1.96	$1.68	$1.53	$1.05	$2.07
Diluted	$1.95	$1.66	$1.52	$1.04	$2.03
Financial Position
Working capital	$(254,721)	$(94,490)	$(77,083)	$(124,349)	$(98,375)
Property, plant and equipment — net	998,402	963,363	967,717	949,906	783,397
Total assets	1,207,036	1,196,962	1,185,078	1,150,942	853,302
Debt:
Short-term	165,404	34,000	4,000	47,000	38,620
Long-term	133,096	172,333	206,333	210,333	24,333
Stockholders’ equity	612,625	705,231	704,456	652,831	630,163
Supplemental Information for the Year
Capital expenditures	$120,955	$84,242	$112,860	$139,587	$141,037
Depreciation and amortization	$77,131	$74,238	$76,062	$66,835	$50,106
Weighted-average shares outstanding:
Basic	33,065	36,105	35,691	35,315	34,878
Diluted	33,315	36,484	35,944	35,644	35,513
Cash dividends declared per share	$0.56	$0.56	$0.48	$0.48	$0.48
Common stock market closing prices:
High	$39.59	$38.15	$30.93	$31.28	$34.08
Low	$24.49	$25.10	$21.09	$20.31	$23.26
Supplemental Information at Year-End
Employees	49,149	51,092	50,810	52,558	42,035
Registered stockholders	24,302	30,969	32,296	33,871	35,044
Market price per share at closing	$27.57	$37.12	$28.88	$20.40	$30.73
Book value per share	$20.01	$20.07	$19.55	$18.44	$17.88

(a)	On July 7, 2004, we acquired SWH Corporation (d/b/a Mimi’s Café), whose results of operations are included from the date of acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries.

As of April 25, 2008, we owned and operated 703 full-service restaurants, including 571 Bob Evans Restaurants in 18 states and 132 Mimi’s Cafés in 22 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafes are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale.

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

References herein to 2009, 2008, 2007 and 2006 refer to fiscal years. All years presented are 52-week years.

General Overview

The following table reflects data for our fiscal year ended April 25, 2008, compared to the preceding two fiscal years. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated Results			Restaurant Segment			Food Products Segment
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(Dollars in thousands)

Net sales	$1,737,026	$1,654,460	$1,584,819	$1,445,034	$1,385,841	$1,335,741	$291,992	$268,619	$249,078
Operating income	$107,240	$98,422	$85,357	$78,686	$78,553	$70,497	$28,554	$19,869	$14,860
Cost of sales	29.8%	29.2%	29.6%	25.5%	24.8%	25.6%	51.0%	51.5%	51.4%
Operating wages	34.8%	36.1%	36.3%	39.6%	40.8%	40.8%	11.2%	11.7%	11.8%
Other operating	16.2%	16.0%	16.3%	18.4%	18.1%	18.3%	5.4%	5.1%	5.4%
SG&A	8.6%	8.3%	7.6%	6.3%	5.8%	5.2%	19.9%	21.3%	20.9%
D&A	4.4%	4.5%	4.8%	4.8%	4.8%	4.8%	2.7%	3.0%	4.5%

Operating income	6.2%	5.9%	5.4%	5.4%	5.7%	5.3%	9.8%	7.4%	6.0%

The results for fiscal years 2008, 2007 and 2006 include the impact of the following:

•	2008 consolidated and restaurant segment results include a $6.6 million pre-tax gain for unredeemed gift certificates and gift cards (“breakage”) at Bob Evans Restaurants, which is included in net sales (see Note A to our consolidated financial statements).

•	Consolidated and restaurant segment results for 2008 include a $3.7 million pre-tax charge related to nine underperforming restaurants that were closed in February 2008, which is reflected in selling, general and administrative (“SG&A”) expenses.

•	2008 consolidated and restaurant segment results include a $0.7 million pre-tax charge related to settlement of a dispute with a third party, which is reflected in SG&A expenses.

•	Consolidated and restaurant segment results for 2008, 2007 and 2006 include $2.9 million, $4.4 million and $8.1 million, respectively, in pre-tax gains on the sale of various properties, which are reflected as a reduction of SG&A expenses.

•	2008 and 2007 consolidated results include pre-tax expense for performance-based compensation of $6.3 million and $5.7 million, respectively, which is included in SG&A expenses. Of the $6.3 million in 2008, $4.8 million was recorded in the restaurant segment and $1.5 million was recorded in the food products segment. Of the $5.7 million in 2007, $2.5 million was recorded in the restaurant segment and $3.2 million was recorded in the food products segment.

•	2006 consolidated and restaurant segment results include a $0.9 million pre-tax charge related to a lawsuit settlement, which is reflected in SG&A expenses.

•	2006 consolidated and restaurant segment results reflect a $0.6 million pre-tax charge related to the January 2006 closing of our eight remaining Owens Restaurants, which primarily impacted operating wages.

•	2006 consolidated and food products segment results include a $3.5 million pre-tax charge, resulting from a change in the estimated residual value of our investments in income tax credit limited partnerships. This charge was classified as amortization expense.

•	2006 results include an additional income tax benefit of $4.7 million due to a settlement and compliance agreement with the State of Ohio related to the determination of corporate franchise taxes for fiscal years 1998 through 2006. The amount of the benefit represented the reversal of reserves in excess of the settlement amount.

Restaurant Segment Overview

The ongoing economic and industry-wide factors relevant to the restaurant segment include: competition, consumer acceptance, labor and fringe benefit expenses, commodity prices, energy prices, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy and weather. In 2008, the factors that had the greatest positive impact on restaurant segment profitability were higher same-store sales at Bob Evans Restaurants and effective cost management, particularly labor management. The factors that had the greatest negative impact were negative same-store sales at Mimi’s, higher food costs and minimum wage increases.

In 2008, same-store sales increased 1.8% at Bob Evans Restaurants and decreased 2.4% at Mimi’s compared to 2007. Bob Evans Restaurants have experienced seven consecutive quarters of positive same-store sales comparisons. We believe the negative same-store sales trend at Mimi’s reflects the challenging environment in the casual dining sector, as well as pressures on consumer spending in certain key areas, particularly in California, Arizona, Florida and Nevada, which account for approximately 73% of Mimi’s sales. We will remain focused on driving stronger same-store sales at Mimi’s. Same-store sales results include the benefit of menu price increases, which are outlined later in the “Sales” section.

Reported restaurant segment operating income was $78.7 million in 2008 compared to $78.6 million in 2007, an increase of $0.1 million, or less than 1%. Operating margins in the restaurant segment decreased from 5.7% in 2007 to 5.4% in 2008. The decrease in the restaurant segment operating margin is primarily due to rising commodity costs and higher minimum wage rates. However, we believe that purchasing and productivity initiatives undertaken in 2008 helped us to minimize the impact of increasing commodity costs. Additionally, we implemented labor management programs that allowed us to reduce labor costs as a percentage of net sales, despite the minimum wages increases.

During 2008, we closed 10 underperforming Bob Evans Restaurants. These 10 restaurants contributed approximately $8.3 million in sales and $1.1 million in operating losses in 2008.

Food Products Segment Overview

The ongoing economic and industry-wide factors relevant to the food products segment include: hog and other commodity costs, transportation and energy costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. We are very pleased with the food products segment’s strong performance during 2008. The factors that had the greatest impact on food products segment profitability in 2008 were strong sales growth and lower-than-expected hog costs.

Food products segment net sales increased 8.7% in 2008 compared to 2007. The higher net sales were driven by a 4.7% increase in pounds sold of comparable products (principally sausage and refrigerated mashed potatoes).

Hog costs represent a significant component of food products segment cost of sales, and the volatile nature of hog costs greatly impacts the profitability of the segment. Compared to a year ago, hog costs decreased 9.4% in 2008. This decrease in hog costs was partially offset, however, by an increase in sales of items produced for us by third parties (such as refrigerated mashed potatoes), which carry a higher cost of sales. Overall, cost of sales in the food products segment decreased slightly to 51.0% of sales in 2008 from 51.5% of sales in 2007.

The food products segment experienced an increase in operating income of $8.7 million, or 43.7%, in 2008 compared to a year ago primarily due to the increase in net sales, lower hog costs and better leverage of costs. The food products segment operating income margin increased to 9.8% of sales in 2008 up from 7.4% of sales in 2007.

Sales

Consolidated net sales increased $82.6 million, or 5.0%, in 2008 compared to 2007. The 2008 increase was the net result of a $59.2 million increase in restaurant segment sales and a $23.4 million increase in food products segment sales.

Restaurant segment sales accounted for 83.2% of total sales in 2008, 83.8% of total sales in 2007 and 84.3% of total sales in 2006. The $59.2 million in additional restaurant sales in 2008 represents a 4.3% increase over 2007 sales, which were 3.8% higher than 2006 sales. As noted in the “General Overview” section above, the recognition of $6.6 million in gift certificate and gift card breakage at Bob Evans Restaurants provided a benefit to net sales in the third quarter of 2008. The third quarter of 2008 was the first quarter in which we had enough historical information for Bob Evans Restaurants to reasonably determine the breakage amount for the current and all previous periods (see Note A to our consolidated financial statements). We have recorded breakage on a regular basis since the third quarter of 2008 for Bob Evans Restaurants and in all years presented for Mimi’s. We do not expect future breakage amounts to be material in any particular quarter or year.

The 2008 increase in restaurant sales was the result of same-store sales increases at Bob Evans Restaurants and more restaurants in operation in 2008, which more than offset the same-store sales declines at Mimi’s. Same-store sales at Bob Evans Restaurants increased 1.8% and 0.1% in 2008 and 2007, respectively, and decreased 1.6% in 2006. Same-store sales comparisons have been positive for seven consecutive quarters at Bob Evans Restaurants. The same-store sales comparisons for Bob Evans Restaurants included average menu price increases of 2.5% in 2008, 2.4% in 2007 and 1.5% in 2006. Mimi’s same-store sales decreased 2.4% in 2008 and increased 1.6% in both 2007 and 2006, including average menu price increases of 3.2%, 3.4% and 2.2% in 2008, 2007 and 2006, respectively. The 2007 average menu price increases included increases in January 2007 of approximately 1% and 2% at Bob Evans Restaurants and Mimi’s, respectively, to help offset the margin pressure from minimum wage increases in most of our key markets. Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.

Carryout and retail sales also contributed to the Bob Evans Restaurant sales increase in 2008. Carryout sales represented 7.5% of Bob Evans Restaurant sales in 2008 compared to 7.0% and 6.8% in 2007 and 2006, respectively. Retail merchandise sales comprised 2.1% of Bob Evans Restaurant sales in 2008 compared to 1.9% of sales in both 2007 and 2006. Sales at Mimi’s benefited from liquor, beer and wine sales, which represented 3.7% of sales in 2008 compared to 3.4% of sales and 3.3% of sales in 2007 and 2006, respectively. The increase in Mimi’s alcohol sales is partially attributable to the addition of distilled spirits in 51 of our stores in 2008 compared to 27 of our stores in 2007. Historically, Mimi’s alcohol offerings were limited to beer and wine. We plan to include a broader selection of alcoholic beverages in all new Mimi’s subject to our ability to obtain the necessary permits and licenses. Sales at Mimi’s also benefited from carryout sales, which represented 4.2%, 4.1% and 3.8% of sales in 2008, 2007 and 2006, respectively.

Additional restaurant sales growth in 2008 was provided by an increase in the number of operating locations: 703 restaurants were in operation at the end of 2008 compared to 694 in 2007. The two Bob Evans Restaurants opened in 2008 represented further expansion into existing markets in Missouri and West Virginia. During 2008, 10 underperforming Bob Evans Restaurants were closed, as discussed in the “Restaurant Segment Overview” section above. Mimi’s 2008 openings included further expansion into existing markets, as well as its first stores in Maryland and Virginia. The chart below summarizes the restaurant openings and closings during the last two years for Bob Evans Restaurants and Mimi’s:

Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal Year 2008
First Quarter	579	0	0	579
Second Quarter	579	0	0	579
Third Quarter	579	1	0	580
Fourth Quarter	580	1	10	571
Fiscal Year 2007
First Quarter	587	4	1	590
Second Quarter	590	1	5	586
Third Quarter	586	3	0	589
Fourth Quarter	589	2	12	579

Mimi’s:

	Beginning	Opened	Closed	Ending
Fiscal Year 2008
First Quarter	115	1	0	116
Second Quarter	116	2	0	118
Third Quarter	118	8	0	126
Fourth Quarter	126	6	0	132
Fiscal Year 2007
First Quarter	102	2	0	104
Second Quarter	104	1	0	105
Third Quarter	105	3	0	108
Fourth Quarter	108	7	0	115

Consolidated Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal Year 2008
First Quarter	694	1	0	695
Second Quarter	695	2	0	697
Third Quarter	697	9	0	706
Fourth Quarter	706	7	10	703
Fiscal Year 2007
First Quarter	689	6	1	694
Second Quarter	694	2	5	691
Third Quarter	691	6	0	697
Fourth Quarter	697	9	12	694

We continue to update the appearance of our Bob Evans Restaurants, of which 8 were rebuilt and 19 remodeled in the past year. We believe that the enhanced appearance of the restaurants adds to the customer’s experience and will help the positive momentum in same-store sales, which will continue to strengthen the Bob Evans Restaurant concept. For 2009, we plan to decrease the growth rate of Bob Evans Restaurants to approximately one new location and rebuild five existing restaurants. In addition, we expect to decrease the number of Mimi’s openings to approximately 13 new restaurants in 2009.

The 2008 strategy at Bob Evans Restaurants primarily focused on a pipeline of new products, along with more effective marketing programs. We are committed to developing new homestyle products with a Bob Evans twist to help maintain the same-store sales momentum. We continued to experience positive breakfast sales, which has been our traditional strength, with items such as Stacked & Stuffed Hotcakes. In addition, lunch and dinner sales improved as a result of strong consumer acceptance of new promotional offerings, such as Bob-B-Q, Deep Dish Dinners and Big Farm Salads.

Mimi’s experienced negative same-store sales comparisons in 2008. We believe this reflects the challenging environment in the casual dining sector, as well as pressures on consumer spending in certain key areas, particularly in California, Arizona, Florida and Nevada, which account for approximately 73% of Mimi’s sales. We are looking at a variety of initiatives to help re-energize same-store sales at Mimi’s over the near term, including a new value menu, a revised beverage strategy and heightened focus on breakfast. See the “BEST Brand Builders” section for further discussion of our Mimi’s initiatives.

Food products segment sales accounted for 16.8%, 16.2% and 15.7% of total sales in 2008, 2007 and 2006, respectively. Food products segment sales increased $23.4 million, or 8.7%, in 2008 versus 2007. The 2008 sales increase was reflective of a 4.7% increase in the volume of comparable products sold (calculated using the same products in both periods and excluding newer products). The food products segment has experienced increases in comparable pounds sold in 25 consecutive quarters. The overall increase in food products segment sales was driven mostly by our complementary homestyle convenience items, primarily refrigerated mashed potatoes and macaroni and cheese, as well as expanded distribution of all products. In 2008, we introduced 19 new products, which helped us gain approximately 1,100 new retail authorizations. We plan to continue our strategy of growing through successful product introductions and additional points of distribution. We believe we are also making solid progress in penetrating supercenter retail stores, which provides another high-volume sales channel for our food products. See the “BEST Brand Builders” section for further discussion of new products and distribution. The increase in food products sales was partially offset by a $6.7 million increase in promotional spending, which is netted against sales.

Food products segment sales increased $19.5 million, or 7.8%, in 2007 versus 2006. The 2007 sales increase was reflective of an 8.0% increase in the volume of comparable products sold (calculated using the same products in both periods and excluding newer products). The overall increase in food products segment sales in 2007 was driven mostly by our complementary homestyle convenience items, primarily refrigerated mashed potatoes and macaroni and cheese, as well as expanded distribution of all products. The increase in food products sales in 2007 was partially offset by an $8.1 million increase in promotional spending, which is netted against sales.

Cost of Sales

Consolidated cost of sales (cost of materials) was 29.8%, 29.2% and 29.6% of sales in 2008, 2007 and 2006, respectively.

In the restaurant segment, cost of sales (predominantly food cost) was 25.5%, 24.8% and 25.6% of sales in 2008, 2007 and 2006, respectively. The increase in restaurant cost of sales in 2008 was due to higher commodity prices. The impact of higher commodity prices was partially offset by cost savings from consolidating all our purchasing programs into a single, company-wide procurement department and implementing certain productivity initiatives in 2008. See the “BEST Brand Builders” section for further discussion of commodity price increases and productivity initiatives.

During 2007, restaurant cost of sales declined from 25.6% of sales in 2006 to 24.8% of sales in 2007. The decrease in restaurant cost of sales in 2007 was due to the continued focus on lower-cost promotional offerings at

Bob Evans Restaurants, generally favorable commodity prices and the effect of average menu price increases of 2.4% and 3.4% at Bob Evans Restaurants and Mimi’s, respectively.

Food products segment cost of sales was 51.0%, 51.5% and 51.4% of sales in 2008, 2007 and 2006, respectively. These results were reflective of changing hog costs, which averaged $34.79, $38.41 and $43.26 per hundredweight in 2008, 2007 and 2006, respectively. The 2008 hog cost average represented a 9.4% decrease compared to 2007, and the 2007 average represented an 11.2% decrease compared to 2006. Excluding hog cost fluctuations, the cost of sales ratio in the food products segment has generally trended higher in the last few years, reflecting an increasing proportion of sales of products we purchase from third parties for sale under our brand names (e.g. mashed potatoes, frozen entrees, etc.), which have a higher cost of sales compared to the products we produce ourselves. We expect that hog costs will average approximately $35.00 per hundredweight in 2009 (lower in the first half of the year and higher in the second half of the year).

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) were 34.8%, 36.1% and 36.3% of sales in 2008, 2007 and 2006, respectively. The operating wage ratio decreased in both the restaurant and food products segments in 2008.

In the restaurant segment, operating wages were 39.6% of sales in 2008 and 40.8% of sales in both 2007 and 2006. The 2008 improvement in the operating wage ratio was the result of effective labor management at both of our restaurant concepts, leverage from improved same-store sales at Bob Evans Restaurants and lower health insurance costs than the prior year, which more than offset the impact of federal and state minimum wage increases. In 2008, we continued to work aggressively on our labor management initiatives, such as a shift to team service, more accurate forecasting and improved scheduling. At Bob Evans Restaurants, we were able to eliminate 1.9 million labor hours in 2008, without negatively affecting the customer experience.

Despite improvements in labor costs in the first half of 2007, the operating wage ratio for 2007 ended up comparable to 2006 due to the minimum wage increases effective January 1, 2007, in most of our key markets, particularly Ohio and California. These minimum wage increases significantly affected labor costs in the fourth quarter of 2007, as many of the increases included tipped employees and affected about two-thirds of Bob Evans Restaurants and more than three-quarters of Mimi’s. In 2007, health insurance claims were also higher than expected. These increases were offset by improved leverage from higher same store sales (including menu price increases), effective management of labor hours and modifying hours of operation to better complement customer traffic patterns.

In the food products segment, operating wages were 11.2%, 11.7% and 11.8% of sales in 2008, 2007 and 2006, respectively. The improvement in both 2008 and 2007 was due to better leveraging of costs as a result of increased sales volumes discussed in the “Sales” section above.

Other Operating Expenses

Approximately 94% of other operating expenses (“operating expenses”) occurred in the restaurant segment in 2008, the most significant components of which were utilities, advertising, restaurant supplies, repair and maintenance, rent, non-income taxes and credit card processing fees. Consolidated operating expenses were 16.2%, 16.0% and 16.3% of sales in 2008, 2007 and 2006, respectively. Restaurant segment operating expenses were 18.4%, 18.1% and 18.3% of sales in 2008, 2007 and 2006, respectively. The notable fluctuations within the restaurant segment operating expenses for 2008 compared to 2007 were increases in utilities, credit card processing fees, advertising expenses and Mimi’s pre-opening costs due to an increase in the number of store openings. The notable fluctuations within the restaurant segment operating expenses for 2007 compared to 2006 were decreases in restaurant supplies and utilities expenses, which were partially offset by an increase in repair and maintenance expense.

Food products segment operating expenses as a percent of sales in 2008, 2007 and 2006 were 5.4%, 5.1% and 5.4%, respectively. The increase in the operating expenses ratio in 2008 compared to 2007 was due to increases in general liability insurance, production supplies, utilities and transportation costs. The decrease in the operating expenses ratio in 2007 compared to 2006 was due to better leveraging of costs as a result of increased sales volume.

Selling, General and Administrative Expenses

The most significant components of SG&A expenses were wages and fringe benefits, food products advertising expense, food products transportation costs, gains on real estate sales and a charge related to underperforming restaurants. Consolidated SG&A expenses represented 8.6%, 8.3% and 7.6% of sales in 2008, 2007 and 2006, respectively. As noted in the “General Overview” section above, a pre-tax charge of $3.7 million was recognized in 2008 related to the closing of nine underperforming Bob Evans Restaurants in February, a pre-tax charge of $0.7 million was recorded for the settlement of a dispute with a third party and we recognized $2.9 million in pre-tax gains on the sale of real estate. These items are netted within SG&A expenses in the restaurant segment. Additionally, 2008 and 2007 SG&A expenses included pre-tax expense for performance-based compensation of $6.3 million and $5.7 million, respectively. Of the $6.3 million in 2008, $4.8 million was recorded in the restaurant segment and $1.5 million was recorded in the food products segment. Of the $5.7 million in 2007, $2.5 million was recorded in the restaurant segment and $3.2 million was recorded in the food products segment. There was no comparable performance-based compensation expense in 2006 because we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, in the first quarter of fiscal 2007 (see Note D to our consolidated financial statements), which required us to begin expensing the fair value of stock option grants. As a result, we significantly reduced the issuance of stock options and implemented a performance incentive plan that predominantly uses restricted stock, stock grants and cash as awards.

Depreciation and Amortization

Depreciation and Amortization (“D&A”) was 4.4%, 4.5% and 4.8% of consolidated sales in 2008, 2007 and 2006, respectively, and 2.7%, 3.0% and 4.5% of food products sales in 2008, 2007 and 2006, respectively. Restaurant segment D&A was 4.8% of sales in each 2008, 2007 and 2006.

D&A was significantly higher in 2006 as the result of a one-time amortization charge of $3.5 million due to a change in the estimated residual value of our investments in income tax credit limited partnerships.

Interest

Net interest expense was $11.0 million, $9.0 million and $11.6 million in 2008, 2007 and 2006, respectively. The increase in net interest expense in 2008 is the result of additional debt incurred to fund our share repurchase program.

Gross interest expense was $11.7 million, $10.0 million and $11.8 million in 2008, 2007 and 2006, respectively, while gross interest income was $0.7 million, $1.0 million and $0.2 million in 2008, 2007 and 2006, respectively. The gross interest expense of $11.7 million in 2008 was comprised of $4.2 million on variable-rate debt and $7.5 million related to fixed-rate debt. In 2007, gross interest expense was entirely comprised of interest on fixed-rate debt. In 2006, the $11.8 million of gross interest expense included $1.1 million of variable-rate interest with the remainder on fixed-rate debt.

At April 25, 2008, our outstanding debt included $138.5 million on our variable-rate revolving lines of credit and $160 million of fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1% increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by $1.4 million, assuming the $138.5 million outstanding at April 25, 2008, was outstanding for the entire year.

Taxes

The effective federal and state income tax rates were 32.6%, 32.3% and 25.7% in 2008, 2007 and 2006, respectively. The increase in the 2008 effective tax rate is primarily the result of state tax law changes. In April 2006, we entered into a settlement and compliance agreement with the State of Ohio related to the determination of corporate franchise taxes for fiscal years 1998 through 2006, resulting in a one-time reduction in the income tax provision of $4.7 million. The reduction was attributable to the reversal of reserves in excess of the settlement amount. Excluding the effect of the settlement, the 2006 effective tax rate was 32.0%.

On June 30, 2005, the State of Ohio enacted tax legislation that phases out the Ohio corporate franchise (income) tax and phases in a new gross receipts tax called the Commercial Activity Tax (“CAT”) over a five-year period. While the corporate franchise (income) tax was generally based on federal taxable income, the CAT is based on current year sales and rentals in Ohio. The effect of these tax changes did not have a material impact on our results of operations, financial position or liquidity.

On April 28, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in a cumulative effect adjustment of $0.2 million for unrecognized tax benefits recorded as a reduction to the opening balance of retained earnings.

Liquidity and Capital Resources

Cash generated from both the restaurant and food products segments and draws on our revolving lines of credit were used as the main source of funds for working capital, capital expenditures and share repurchases in 2008. Cash and equivalents totaled $7.7 million at April 25, 2008. Cash dividends paid represented 28.9% of net income in 2008 and 32.3% of net income in 2007.

During 2008, we increased our available bank lines of credit to $180 million (an increase of $110 million over 2007). The bank lines of credit are available for liquidity needs, capital expansion and repurchases of Bob Evans common stock. At April 25, 2008, $138.5 million was outstanding on these lines of credit. No amounts were outstanding on the lines of credit at April 27, 2007. Draws on the lines of credit are limited by the amount of our standby letters-of-credit, which totaled $2.5 million at April 25, 2008.

In 2008, we repurchased 5.0 million shares of our outstanding common stock under our share repurchase program at a total cost of $154.6 million. In 2007, we repurchased 2.0 million shares of our outstanding common stock under our share repurchase program at a total cost of $69.0 million. Additionally, dividend payments totaled $18.7 million in 2008 and $19.6 million in 2007.

Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $121.0 million in 2008 compared to $84.2 million in 2007. The increase in capital spending in 2008 versus 2007 was due to the high number of Mimi’s openings as well as an investment of approximately $9.0 million for the expansion of our Springfield, Ohio, distribution center, which was completed in October 2007. For fiscal 2008, we decreased the growth rate of Bob Evans Restaurants to only 2 new locations (as compared to 10 in 2007 and 20 in 2006), and we increased the number of 2008 Mimi’s openings to 17 new locations (as compared to 13 in 2007 and 10 in 2006).

We expect our capital expenditures for fiscal 2009 to approximate $100.0 million. In 2009, we plan to open 1 new Bob Evans Restaurant and approximately 13 new Mimi’s. Also in 2009 we are planning an approximate $16.0 to $18.0 million expansion of our Sulphur Springs plant.

In 2001, we issued a $40.0 million unsecured note to a bank to replace an equivalent amount outstanding on our unsecured line of credit. During 2008, we repaid the remaining balance on this note with a prepayment of $15.3 million (see Note B of our consolidated financial statements).

On July 7, 2004, we established a $183.0 million short-term committed credit facility with a bank to finance the Mimi’s acquisition. This credit facility was paid in full on July 28, 2004, with the proceeds of a private placement of $190.0 million in unsecured senior notes. The senior notes outstanding at April 25, 2008, mature over a period from July 2010 to July 2016, with a weighted average interest rate of 5.1% paid quarterly.

We plan to issue approximately $100.0 million of senior unsecured notes in the first half of 2009. Net proceeds from the sale of the notes will be used to repay outstanding debt under existing bank credit facilities, repay a portion of the principal of our existing senior notes that is due on July 28, 2008, and for general corporate purposes.

Payments of our contractual obligations under outstanding indebtedness as of April 25, 2008, are as follows:

	Payments Due by Period
		1 Year			After
Contractual Obligations(1)	Total	and Less	2-3 Years	4-5 Years	5 Years
	(In thousands)

Operating leases	$335,661	$21,969	$75,912	$43,506	$194,274
Long-term debt(2)	$169,667	$29,394	$57,480	$34,429	$48,364
Purchase obligations	$64,940	$64,940	$0	$0	$0

(1)	The provisions of our deferred compensation plans do not provide for specific payment dates. Therefore, our obligations under these plans were excluded from this table. Our deferred compensation obligations of $26.5 million were included in the Consolidated Balance Sheets at April 25, 2008, as part of long-term liabilities. We are unable to make reasonably reliable estimates of the future demands on liquidity of our unrecognized tax benefits under FIN 48. Therefore, these obligations were excluded from this table (see note C for additional information).

(2)	Amounts include interest, which is at fixed rates as outlined in Note B of our consolidated financial statements.

We believe that funds needed for capital expenditures, working capital and share repurchases during 2009 will be generated internally, from available bank lines of credit and from the issuance of the new notes described earlier. We will evaluate additional financing alternatives as warranted. At the end of 2008, we also had $11.3 million in standby letters of credit for self-insurance plans and land development agreements.

At April 25, 2008, we had contractual commitments for restaurant construction, plant equipment additions and the purchases of land and inventory of approximately $64.9 million. Depreciation and amortization expenses in 2009 are expected to approximate $81.0 million.

The amounts of other contingent commercial commitments by expiration period as of April 25, 2008, are as follows:

	Amount of Commitment Expiration per Period
	Total Amounts	1 Year	2-3	4-5	After 5
Other Commercial Commitments	Committed	and Less	Years	Years	Years
	(In thousands)

Standby letters of credit	$11,275	$9,775	$1,500	$0	$0
Lines of credit	138,500	138,500	0	0	0

Total commercial commitments	$149,775	$148,275	$1,500	$0	$0

BEST Brand Builders

In 2007, we introduced five BEST (Bob Evans Special Touch) Brand Builders as an overall internal approach to managing the company. We continued to focus on the Brand Builders in 2008. Those Brand Builders are:

•	Win together as a team

•	Consistently drive sales growth

•	Improve margins with an eye on customer satisfaction

•	Be the BEST at operations execution

•	Increase returns on invested capital

Winning together as a team means getting everyone at the company strategically aligned and focused on the same common goals. Ultimately as a public company, winning translates into earnings per share, and we were able to increase diluted earnings per share for 2008 by 17.5% over 2007. To win, we need to have the right people in all of our key positions, and therefore, we made a number of significant management changes over the past 18 months. We also consolidated all of our purchasing programs for the entire company into a single procurement department and have seen success with purchasing initiatives for corrugated paper, cheese, bacon, menus and cartons. Additionally, we have many cost-saving and productivity initiatives in process for the restaurant concepts, such as improved labor forecasting and scheduling.

The second Brand Builder is to consistently drive sales growth. Our number one priority is to increase same-store sales, and we are pleased that Bob Evans has now achieved seven consecutive quarters of positive same-store sales. We have strengthened our ability to keep the pipeline full of compelling new products with a homestyle Bob Evans twist, such as our Knife and Fork sandwiches, Bob-B-Q, Deep-Dish Dinners, Blueberry Cream Stacked & Stuffed Hotcakes, Big Farm Salads and our new Signature Coffee.

At Mimi’s, we experienced negative same-store sales in a challenging casual dining environment in all four quarters of 2008. We are focused on revitalizing same-store sales at Mimi’s through focused brand positioning, new value offerings at lunch and dinner, menu redesign and a renewed focus on breakfast and carryout.

In our food products segment, our sales momentum remains very strong in large part due to our product innovation. Our refrigerated mashed potatoes and other recently introduced side dishes have been extremely successful. We are also building sales by adding new points of distribution. We added approximately 800 new stores and 3 additional states to our distribution network in 2008, and have at least a limited retail presence in 49 states.

The third Brand Builder is to improve margins with an eye on customer satisfaction. Our restaurant margins were down slightly in 2008 due to higher commodities and minimum wage increases. Prices for many of the food and other commodities we buy increased significantly during 2008. In 2008, we recorded a charge of $3.7 million for nine under-performing Bob Evans Restaurants, which we closed. We believe the closures will help improve margins in the long-run. We also believe there is still an opportunity to further reduce labor costs. As we reduce labor hours in our restaurants, however, we are being careful not to sacrifice speed of service or customer satisfaction.

Our food costs are subject to changes in the commodity markets. With our program to consolidate our purchasing activities, we have made some progress in reducing food costs compared to where they would have been otherwise (specific items noted above under the first Brand Builder).

Our current test of a new point of sale system at Bob Evans Restaurants is going well and we are planning on a full rollout beginning in the first quarter of fiscal 2009. This new technology will help to simplify our order entry, achieve more precise labor scheduling and compare our food costs with theoretical food costs — all key to improving margins at the restaurant level.

With the softening of sales at Mimi’s, our efforts to improve profitability are taking on a greater sense of urgency. Mimi’s, like Bob Evans Restaurants, made progress on managing labor costs during 2008, but we believe there remains further opportunity to reduce unproductive labor hours. Additionally, we hope to improve food cost at Mimi’s by simplifying the menu and continuing to take advantage of our consolidated purchasing power. The primary focus for the entire Mimi’s team is driving positive same-store sales and improving profitability.

In the food products segment, we continue to benefit from the improved cost structure resulting from the combination of our separate Bob Evans and Owens brands into a single organization. Additionally, margins in the food products segment have been favorably impacted by lower-than-expected hog costs and improved hog yields in 2008.

Our fourth Brand Builder is to be the BEST at operations execution. A good way to improve our execution is to decrease employee turnover, and we have made significant progress in that area, reducing Bob Evans Restaurant hourly turnover from 133% in 2007 to about 120% in 2008. Mimi’s hourly turnover remains one of the lowest in the industry at about 98% in 2008. We believe the new point of sale system at Bob Evans Restaurants will be a helpful tool to attract and retain employees, as we believe it is considerably easier to learn than the manual process we use today.

At Mimi’s, we are expanding our carryout and curbside-to-go capabilities, and we continue to add full bars to Mimi’s Cafes with an expanded selection of alcoholic beverages to satisfy guest demand, and in turn, increase alcohol sales and boost profit margins. During fiscal 2008, we added distilled spirits to our alcohol service in 7 existing and 16 out of 17 new Mimi’s Cafés. We intend to include beer, wine and distilled spirits in all new stores.

Our fifth and final Brand Builder is to increase returns on invested capital. As previously stated, we are not going to open large numbers of new Bob Evans Restaurants until projected returns improve. Instead we will be focusing on improving existing store profitability at Bob Evans Restaurants. We are planning on building just one new Bob Evans Restaurant in fiscal 2009 and decreased the planned number of rebuilds to five in 2009 from eight in fiscal 2008.

Mimi’s will continue to remain our restaurant growth vehicle for the near term. Mimi’s same-store sales in 2008 were generally positive in the areas outside of California, Florida, Arizona and Nevada, and average weekly sales volumes at most new stores in 2008 exceeded Mimi’s overall average weekly store sales. However, we will continue to re-evaluate future development plans based on the current macroeconomic issues that have adversely impacted consumer spending. We opened 17 new Mimi’s Cafes in 2008, which was higher than our original plan, and plan to open approximately 13 in fiscal 2009.

In the food products segment, we are implementing several plant rationalization strategies from studies conducted last year. We completed a 65,000 square-foot expansion of our Springfield distribution center in 2008, which doubled its capacity and made us much more efficient at peak production times, such as the winter holiday season. In June 2008, we began an approximate $16.0 to $18.0 million expansion at our Sulphur Springs plant, which produces our fully-cooked convenience items.

We are not particularly interested in pursuing acquisitions, although we would certainly look at potential deals on an opportunistic basis. We are currently paying a quarterly cash dividend of $0.14 per share. Our Board of Directors will continue to reassess our dividend policy on a regular basis as we compare our yield and payout ratio to our peers. Finally, we repurchased 5.0 million shares, the total amount authorized by the Board, under our stock repurchase program in 2008. Our Board has authorized the repurchase of up to three million additional shares in 2009, of which we plan to repurchase approximately one million shares.

In summary, we remain focused on the five BEST Brand Builders, and continue to implement them with a sense of urgency.

Business Outlook

We were generally pleased with our overall results for 2008, especially with the positive same-store sales trends at Bob Evans Restaurants, the overall improvement in profit margins in the restaurant segment and the continued strength in food products segment sales, all despite the challenging current economic environment. Diluted earnings per share for 2008 was $1.95, up from $1.66 in 2007. Given our improved performance in 2008 and our solid momentum in both segments, the target range for 2009 diluted earnings per share is between $2.00 and $2.10. Our guidance is based on a number of important assumptions, including same-store sales estimates, and may be impacted by any of the risk factors discussed in our securities filings.

We anticipate overall net sales growth of 3.5% to 4.5% in 2009. In the restaurant segment, we anticipate same-store sales increases of approximately 1.5% to 2.0% at Bob Evans Restaurants and slightly negative to flat same-store sales at Mimi’s (comprised of negative same-store sales in the first half of the year, but improving in the second half of the year). We expect continued pressure on restaurant operating margins due to commodity price increases and minimum wage increases, but plan to achieve a restaurant operating margin in 2009 slightly above the fiscal 2008 level. We plan to improve restaurant margins through our labor forecasting and scheduling initiatives, as well as through improvements provided by the rollout of the new point of sale computer system at Bob Evans Restaurants, including more accurate orders, reduced employee training time and improved food cost management. In the food products segment, we expect continued strong growth in pounds sold and expanded retail distribution, with overall sales growth of 5.0% to 7.0% in 2009. We plan to continue to launch innovative new products, add new retailers in high-growth markets and further penetrate the “superstore” retail centers. We anticipate that hog costs will average approximately $35.00 per hundredweight in 2009, with margins in the food products segment comparable to the 2008 level.

We expect to purchase one million shares under our stock repurchase program in 2009, and have Board authorization to repurchase up to a maximum of three million shares.

We project net interest expense of approximately $15.5 to $16.0 million in 2009, up from $11.0 million in 2008. The effective tax rate is estimated to be between 34.5% and 35.0% for 2009, up from 32.6% in 2008. The average diluted shares outstanding for 2009 are expected to be between 30.5 and 31.0 million for the year.

Capital spending for 2009 is targeted at $100.0 million, a decrease from $121.0 million in 2008. The decrease is due to the decrease in the number of Bob Evans Restaurants and Mimi’s we expect to open in 2009. We remain focused on expanding Mimi’s, with plans for 13 new Mimi’s in 2009, and investing in our food products growth capacity, but expect to open only 1 Bob Evans Restaurant in 2009. Depreciation and amortization expense for 2009 should approximate $81.0 million. Due to current conditions in the real estate market, we do not expect to realize material gains on asset sales in 2009.

We plan to issue approximately $100.0 million of senior unsecured notes in the first half of 2009. Net proceeds from the sale of the notes will be used to repay outstanding debt under existing bank credit facilities, repay a portion of the principal of our existing senior notes that is due on July 28, 2008, and for general corporate purposes.

Challenging economic conditions, sub-prime mortgage issues, lower home values, and rising restaurant development costs in regions of the country such as California, Florida, Arizona and Nevada, which account for the majority of Mimi’s sales, could adversely affect our future development plans for Mimi’s. In turn, this may adversely impact the valuation of the intangible assets (including goodwill) associated with Mimi’s.

Critical Accounting Policies

Our accounting policies are more fully described in Note A of the consolidated financial statements. As discussed in Note A, the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. We believe that the following discussion addresses our most significant accounting policies, and the following significant accounting policies may involve a higher degree of judgment and complexity.

At the end of 2008, we had goodwill of $57.7 million and other intangible assets of $55.0 million primarily as a result of the Mimi’s acquisition. Under SFAS No. 142, Goodwill and Other Intangible Assets, we are required to perform annual impairment tests of our goodwill and intangible assets (or more frequently if events or changes in circumstances indicate the asset might be impaired). We have elected to test for impairment in the fourth quarter of each fiscal year. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit (in this case, Mimi’s) based on a discounted cash flow analysis or other appropriate models using revenue and profit forecasts, and comparing that estimated fair value with the carrying value of the reporting unit, which includes goodwill. Factors used in the impairment tests include, but are not limited to, our plans for new store development, same-store sales trends, future operations, brand initiatives, recent operating results and projected sales and cash flows. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to compute the amount of goodwill impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

In the fourth quarter of 2008, we completed our annual impairment tests of goodwill and intangible assets. The assumptions we used for projected sales and operating results are based on our current five-year development and financial forecasts for Mimi’s. Using these assumptions, the fair values of our intangible assets significantly exceeded their carrying values: the Mimi’s trade name intangible asset by more than two times its carrying value and the Mimi’s concept intangible asset by more than 50% of its carrying value. Additionally, the first step of the goodwill impairment test resulted in an estimated fair value for Mimi’s that exceeded the carrying value of the reporting unit by approximately 15%. Therefore, it was not necessary to complete the second step of the goodwill impairment test in fiscal 2008 and an impairment charge was not recorded. However, while we believe our current plans and forecasts to be achievable, there is the potential that our actual future results could differ from these forecasts, especially given the current negative same-store sales trend that Mimi’s is experiencing. If we see that Mimi’s results do not improve as planned, it is likely that our next goodwill impairment test could require us to advance to the second step of the test. For example, a 10% or 20% reduction in the terminal value included in our step-one discounted cash flow analysis would result in a 12% or 24% reduction, respectively, in the estimated fair value of the Mimi’s reporting unit. (Terminal value represents the present value at a future point in time of all future cash flows based on an assumed growth rate.) The results of the second step of the goodwill impairment test, if performed, could potentially lead to a noncash goodwill impairment charge of an amount up to its full carrying value of $56.2 million.

We are self-insured for most casualty losses and employee health-care claims up to certain stop-loss limits per claim. We record our best estimate of the cost to settle incurred self-insured casualty losses and employee health-care claims. The recorded liability includes estimated reserves for both reported claims and incurred, but not reported claims. Casualty loss estimates are based on the results of independent actuarial studies and consider historical claim frequency and severity, as well as changes in factors such as business environment, benefit levels, medical costs and the regulatory environment that could impact overall self-insurance costs. The employee health-care claims reserve estimate is based on our review of our historical claims paid and the historical time lag between when the claims are incurred and when the claims are paid. We review the time lag periodically throughout the fiscal year. Additionally, a risk margin to cover adverse development that may occur over the several years it takes for claims to settle is included in reserves, which increases our confidence level that the recorded reserve is adequate. Because there are many estimates and assumptions involved in recording insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. However, we believe that our calculation of insurance liabilities would not change materially under different conditions and/or different methods. Historically, we have been adequately reserved for self-insured losses and the estimated reserves have proven to be sufficient for actual claims settled. See Note F for a further discussion of our insurance programs.

Property, plant and equipment comprise 80% of our assets. Depreciation is recognized using the straight-line and accelerated methods in amounts adequate to amortize costs over the estimated useful lives of depreciable assets (see Note A). We estimate useful lives on buildings and equipment based on historical data and industry norms. Changes in estimated useful lives could have a significant impact on earnings. Additionally, testing for impairment of long-lived assets, which we perform at the individual store level in our restaurant segment, requires significant management judgment regarding future cash flows, asset lives and discount rates. Changes in estimates could result in future impairment charges. A pre-tax charge of $3.7 million was recognized in 2008 related to nine underperforming Bob Evans Restaurants that were closed in February 2008.

Long-term investments include investments in income tax credit limited partnerships, recorded at amortized cost. We amortize the investments to the estimated residual value of the partnerships once the income tax credits are fully utilized. The amortization period of the investments matches the respective income tax credit period. In 2006, we changed the estimated residual value assigned to the income tax credit limited partnerships, resulting in an additional charge to amortization expense of $3.5 million.

Prior to fiscal 2007, we accounted for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense for stock options was recognized in the financial statements in 2006, when the exercise price of the options was equal to or greater than the fair market value of the stock at the grant date. Effective April 29, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method. Accordingly, compensation cost recognized in 2008 and 2007 includes (1) compensation cost for all share-based payments granted prior to, but not yet vested as of, April 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) compensation cost for all share-based payments granted after April 28, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). Results for prior periods have not been restated.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. We used the same method to value options granted in 2006 for pro forma disclosure purposes. The expected term of options granted is based on the historical exercise behavior of full-term options, and the expected volatility is based on the historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. Both the expected volatility and the risk-free rate are based on a period commensurate with the expected option term. The expected dividend yield is based on the current dividend, the current market price of our common stock and historical dividend yields.

As a result of adopting SFAS No. 123 (R) in 2007, our pre-tax income for 2008 and 2007 was $0.8 million and $2.3 million lower, respectively, and net income for 2008 and 2007 was $0.6 million and $1.5 million lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for 2008 of $1.96 and $1.95, respectively, are $0.02 and $0.01 lower per share, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for 2007 of $1.68 and $1.66, respectively, are each $0.04 lower per share than if we had continued to account for stock-based compensation under APB Opinion No. 25.

As of April 25, 2008, there was $0.4 million of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.4 years.

As a result of adopting SFAS No. 123 (R) in 2007, we adjusted the mix of employee share-based compensation by significantly reducing the number of stock options awarded, instead shifting to more stock and restricted stock awards and cash-based compensation as part of our performance incentive plan. The total incremental pre-tax expense in 2008 and 2007 associated with stock options and the performance incentive plan was $6.3 million and $5.7 million, or approximately $0.13 and $0.11 per share, respectively.

We estimate certain components of our provision for income taxes. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes and the tax deductibility of certain other items. The estimates are based on the best available information at the time that we prepare the tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. In fiscal 2008, we adopted FIN 48, which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 resulted in a cumulative effect adjustment of $0.2 million for unrecognized tax benefits recorded as a reduction to the opening balance of retained earnings. At the end of fiscal 2008, we have reserved $15.4 million related to unrecognized tax benefits. It is reasonably possible that the amount of unrecognized tax benefits may increase or decrease within the next year.

While our recognition of revenue does not generally involve significant judgment, the accounting for unredeemed gift certificates and gift cards requires estimation. We issue gift cards (and prior to 2006, issued gift certificates; collectively, “gift cards”) which contain no expiration dates or inactivity fees. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards (“breakage”) when the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed gift cards to state governments. We determine the gift card breakage rate based on historical redemption patterns. Fiscal 2008 was the first year in which we recognized gift card breakage income for Bob Evans Restaurants, as this was the first time we had sufficient historical information to reasonably determine the breakage rate. As a result, $6.6 million of pre-tax income was recorded in the third quarter of fiscal 2008, which included gift card breakage income related to gift cards sold since the inception of our gift card programs.

From time to time in the normal course of business, we are subject to proceedings, lawsuits and other claims. We assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. Given the inherent uncertainty related to the eventual outcome of litigation, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that we may have made with respect to their resolution.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As noted in Note A, Summary of Significant Accounting Policies, to our consolidated financial statements, we do not use derivative financial instruments for speculative purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased. Foreign currencies are not used in our operations.

Our exposure to market risk relates primarily to changes in interest rates. At the end of fiscal 2008, our outstanding debt included $138.5 million on our variable-rate revolving lines of credit and $160 million of long-

term fixed-rate debt. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1% increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by $1.4 million, assuming the $138.5 million outstanding at April 25, 2008, was outstanding for the entire year. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

To the Stockholders of Bob Evans Farms, Inc.:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to the reliability of financial reporting and financial statement preparation.

With our supervision, management assessed our internal control over financial reporting as of April 25, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included the evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young has issued a report on the effectiveness of our internal control over financial reporting, which is included in this annual report.

/s/ Steven A. Davis	/s/ Donald J. Radkoski

Steven A. Davis	Donald J. Radkoski
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors of Bob Evans Farms, Inc.:

We have audited Bob Evans Farms, Inc.’s internal control over financial reporting as of April 25, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Bob Evans Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Bob Evans Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 25, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Bob Evans Farms, Inc. and our report dated June 23, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Columbus, Ohio
June 23, 2008

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Stockholders and Board of Directors of Bob Evans Farms, Inc.:

We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 25, 2008, and April 27, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended April 25, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. and subsidiaries at April 25, 2008, and April 27, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 25, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes C and D to the consolidated financial statements, in 2008 the company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and in 2007 adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bob Evans Farms, Inc.’s internal control over financial reporting as of April 25, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 23, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
June 23, 2008

Bob Evans Farms, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 25,	April 27,
	2008	2007
	Dollars in thousands

ASSETS
Current Assets
Cash and equivalents	$7,669	$29,287
Accounts receivable	19,951	20,515
Inventories	31,345	28,673
Deferred income taxes	10,072	9,468
Prepaid expenses	1,267	1,151
Assets held for sale	1,179	7,556

Total Current Assets	71,483	96,650
Property, Plant and Equipment
Land	245,433	241,318
Buildings and improvements	876,707	824,311
Machinery and equipment	425,976	393,482
Construction in progress	11,963	6,421

	1,560,079	1,465,532
Less accumulated depreciation	561,677	502,169

Net Property, Plant and Equipment	998,402	963,363
Other Assets
Deposit and other	4,187	5,117
Long-term investments	20,278	18,326
Goodwill	57,729	57,729
Other intangible assets	54,957	55,777

Total Other Assets	137,151	136,949

	$1,207,036	$1,196,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$138,500	$0
Current maturities of long-term debt	26,904	34,000
Accounts payable	30,013	27,656
Dividends payable	4,286	4,920
Federal and state income taxes	8,528	12,729
Accrued non-income taxes	22,673	21,390
Accrued wages and related liabilities	32,853	32,086
Self insurance	22,777	21,051
Deferred revenue	12,804	17,515
Other accrued expenses	26,866	19,793

Total Current Liabilities	326,204	191,140
Long-Term Liabilities
Deferred compensation	26,478	23,889
Federal and state income taxes	16,542	10,043
Deferred income taxes	69,684	73,940
Deferred rent	22,407	20,386
Long-term debt	133,096	172,333

Total Long-Term Liabilities	268,207	300,591
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares in 2008 and 2007	426	426
Preferred stock, $500 par value; authorized 1,200 shares; issued 120 shares in 2008 and 2007	60	60
Capital in excess of par value	169,087	160,441
Retained earnings	757,952	711,333
Treasury stock, 12,026,773 shares in 2008 and 7,496,181 shares in 2007, at cost	(314,900)	(167,029)

Total Stockholders’ Equity	612,625	705,231

	$1,207,036	$1,196,962

See accompanying Notes to Consolidated Financial Statements

Bob Evans Farms, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended April 25, 2008; April 27, 2007; and April 28, 2006

	2008	2007	2006
	Dollars in thousands, except per share amounts

Net Sales	$1,737,026	$1,654,460	$1,584,819
Cost of sales	517,358	482,127	469,718
Operating wage and fringe benefit expenses	604,198	596,861	574,347
Other operating expenses	282,029	265,137	258,254
Selling, general and administrative expenses	149,070	137,675	121,081
Depreciation and amortization expense	77,131	74,238	76,062

Operating Income	107,240	98,422	85,357
Net interest expense	10,990	8,995	11,645

Income Before Income Taxes	96,250	89,427	73,712
Provisions for income taxes	31,374	28,885	18,938

Net Income	$64,876	$60,542	$54,774

Earnings Per Share — Basic	$1.96	$1.68	$1.53

Earnings Per Share — Diluted	$1.95	$1.66	$1.52

Cash Dividends Paid Per Share	$0.56	$0.54	$0.48

See accompanying Notes to Consolidated Financial Statements

Bob Evans Farms, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common	Common		Capital in
	Stock	Stock	Preferred	Excess of	Retained	Treasury
	Shares	Amount	Stock	Par Value	Earnings	Stock	Total
	Dollars in thousands, except per share amounts
Stockholders’ Equity at 4/29/05	35,403,753	$426	$60	$149,593	$633,372	$(130,620)	$652,831
Net income					54,774		54,774
Dividends declared ($0.48 per share)					(17,184)		(17,184)
Treasury stock reissued under employee plans	629,398			434		12,464	12,898
Tax benefit — employee plans				1,137			1,137

Stockholders’ Equity at 4/28/06	36,033,151	426	60	151,164	670,962	(118,156)	704,456
Net income					60,542		60,542
Dividends declared ($0.56 per share)					(20,171)		(20,171)
Treasury stock repurchased	(2,000,000)					(68,997)	(68,997)
Treasury stock reissued under employee plans	1,108,786			6,929		20,124	27,053
Tax benefit — employee plans				2,348			2,348

Stockholders’ Equity at 4/27/07	35,141,937	426	60	160,441	711,333	(167,029)	705,231
Net income					64,876		64,876
Dividends declared ($0.56 per share)					(18,085)		(18,085)
Treasury stock repurchased	(5,000,000)					(154,593)	(154,593)
Treasury stock reissued under employee plans	469,408			7,497		6,722	14,219
Tax benefit — employee plans				1,149			1,149
Cumulative effect of adopting FIN 48					(172)		(172)

Stockholders’ Equity at 4/25/08	30,611,345	$426	$60	$169,087	$757,952	$(314,900)	$612,625

See accompanying Notes to Consolidated Financial Statements

Bob Evans Farms, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended April 25, 2008; April 27, 2007; and April 28, 2006

	2008	2007	2006
	Dollars in thousands

Operating Activities
Net income	$64,876	$60,542	$54,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,131	74,238	76,062
Deferred compensation	2,589	5,888	955
Deferred income taxes	(4,860)	1,081	7,932
(Gain) loss on disposal of assets	686	(3,652)	(5,405)
(Gain) loss on long-term investments	307	(1,065)	(1,358)
Compensation expense attributable to stock plans	6,345	6,112	1,775
Deferred rent	2,021	1,519	2,845
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	564	(4,384)	(1,424)
Inventories	(2,672)	(615)	(3,642)
Prepaid expenses	(116)	453	622
Accounts payable	2,357	2,170	1,064
Federal and state income taxes	2,125	2,036	110
Accrued wages and related liabilities	767	1,933	6,386
Self insurance	1,726	935	3,776
Accrued non-income taxes	1,283	2,406	2,157
Deferred revenue	(4,711)	1,798	1,423
Other accrued expenses	8,155	109	200

Net cash provided by operating activities	158,573	151,504	148,252
Investing Activities
Purchase of property, plant and equipment	(120,955)	(84,242)	(112,860)
Acquisition of business, net of cash acquired	0	0	(365)
Purchase of long-term investments	(2,611)	0	(1,027)
Proceeds from sale of property, plant and equipment	14,566	16,242	30,524
Other	930	(1,661)	(78)

Net cash used in investing activities	(108,070)	(69,661)	(83,806)
Financing Activities
Cash dividends paid	(18,719)	(19,575)	(17,109)
Purchase of treasury stock	(154,593)	(68,997)	0
Borrowings (repayments) on lines of credit	138,500	0	(43,000)
Principal payments on long-term debt	(46,333)	(4,000)	(4,000)
Excess tax benefits from stock-based compensation	1,149	2,348	0
Proceeds from issuance of treasury stock	7,875	20,941	11,123

Net cash used in financing activities	(72,121)	(69,283)	(52,986)

Increase (decrease) in cash and equivalents	(21,618)	12,560	11,460
Cash and equivalents at the beginning of the year	29,287	16,727	5,267

Cash and equivalents at the end of the year	$7,669	$29,287	$16,727

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
April 25, 2008

Dollars in thousands unless otherwise noted, except per share amounts

Note A —	Summary of Significant Accounting Policies

Description of Business:  As of April 25, 2008, Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “company, “we,” “us” and “our”) owned and operated 703 full-service restaurants, including 571 Bob Evans Restaurants in 18 states and 132 Mimi’s Cafés in 22 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily in California and other western states. We also produce and distribute fresh and fully cooked pork products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to grocery stores in the East North Central, mid-Atlantic, Southern and Southwestern United States.

Principles of Consolidation:  The consolidated financial statements include the accounts of the company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

Fiscal Year:  Our fiscal year ends on the last Friday in April. References herein to 2008, 2007 and 2006 refer to fiscal years ended April 25, 2008; April 27, 2007; and April 28, 2006, respectively. All years presented were comprised of 52 weeks.

Revenue Recognition:  Revenue is recognized in the restaurant segment at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. Revenue in the food products segment is generally recognized when products are delivered to the retailer. All revenue is presented net of sales tax collections.

We issue gift cards (and prior to 2006, issued gift certificates; collectively, “gift cards”) which contain no expiration dates or inactivity fees. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards (“gift card breakage”) when the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed gift cards to state government(s). We determine the gift card breakage rate based on historical redemption patterns. Gift card breakage is included in net sales in the Consolidated Statements of Income, and the liability for unredeemed gift cards is included in deferred revenue on the Consolidated Balance Sheets.

Fiscal 2008 was the first year in which we recognized gift card breakage income for Bob Evans Restaurants. As a result, $6,600 of pre-tax income was recorded in the third quarter of fiscal 2008, which included gift card breakage income related to gift cards sold since the inception of our gift card programs.

Cash Equivalents:  We consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Inventories:  We value inventories at the lower of first-in, first-out cost or market. Inventory includes raw materials and supplies ($24,152 in 2008 and $23,242 in 2007) and finished goods ($7,193 in 2008 and $5,431 in 2007).

Assets Held for Sale:  In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified certain land, building and equipment as “held for sale” in the Consolidated Balance Sheets. Depreciation of these assets has ceased and no gain or loss has been recorded as it is anticipated that proceeds on sale will exceed the net book value of the assets. We believe these assets, all of which are in the restaurant segment, will be disposed of within the next 12 months.

Property, Plant and Equipment:  We state property, plant and equipment at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (15 to 25 years) and machinery and equipment (3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the lease terms, as defined by SFAS No. 13, Accounting for Leases. Total depreciation expense was $75,959; $72,822; and $71,436 in 2008, 2007 and 2006, respectively.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We sell real property via like-kind exchanges under Internal Revenue Code Section 1031 whereby gains are not recognized for federal income tax purposes. We recognize all such gains for financial reporting purposes in the period the property is sold. Consolidated and restaurant segment results for 2008, 2007 and 2006 include net pre-tax gains of $2,865; $4,443; and $8,110, respectively, on sales of real property, including vacant land and closed restaurant locations. The gains are classified as a reduction of selling, general and administrative expenses.

Long-term Investments:  Long-term investments include assets held under certain deferred compensation arrangements, which represent the cash surrender value of company-owned life insurance policies, and investments in income tax credit limited partnerships. An offsetting liability for the amount of the cash surrender value of company-owned life insurance is included in the deferred compensation liability amount on the balance sheet. Investments in income tax credit limited partnerships are recorded at amortized cost. We amortize the investments to the expected residual value of the partnerships once the income tax credits are fully utilized. The amortization period of the investments matches the respective income tax credit period.

In 2006, we changed the estimated residual value assigned to the income tax credit limited partnerships, resulting in an additional charge to amortization expense of $3,487.

Goodwill:  Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $57,729 at the end of 2008 and 2007. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized; rather it is tested for impairment at the beginning of the fourth quarter each year or on a more frequent basis when events occur or circumstances change between the annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value (see Note G).

Other Intangible Assets:  Other intangible assets consist of the Mimi’s business trade name and restaurant concept (see Note G). The trade name intangible asset is deemed to have an indefinite economic life and is not amortized. It is tested for impairment at the beginning of the fourth quarter each year or on a more frequent basis if events or changes in circumstances indicate the asset might be impaired. The restaurant concept intangible asset is amortized on a straight-line basis over its estimated economic life of 15 years.

Financial Instruments:  The fair values of our financial instruments (other than long-term debt) approximate their carrying values at April 25, 2008, and April 27, 2007. At April 25, 2008, the estimated fair value of our long-term debt was $155,300 compared to a carrying amount of $160,000. At April 27, 2007, the estimated fair value of our long-term debt approximated its carrying amount. We estimate the fair value of our long-term debt based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities. We do not use derivative financial instruments for speculative purposes.

Self-insurance:  We are self-insured for most workers’ compensation, general liability and automotive liability losses (collectively “casualty losses”), as well as employee health-care claims. We maintain certain stop-loss coverages with third party insurers to limit our total exposure per claim. The recorded liability associated with these programs is based on an estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions.

Pre-opening Expenses:  Expenditures related to the opening of new restaurants, other than those for capital assets, are expensed when incurred.

Advertising Costs:  We expense advertising costs as incurred. Advertising expense was $40,775; $41,807; and $40,788 in 2008, 2007 and 2006, respectively.

Cost of Sales:  Cost of sales represents food cost in the restaurant segment and cost of materials in the food products segment. Cash rebates that we receive from suppliers are recorded as a reduction of cost of sales in the periods in which they are earned. The amount of each rebate is directly related to the quantity of product purchased from the supplier.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Promotional Spending:  In our food products segment, we engage in promotional (sales incentive) programs in the form of “off-invoice” deductions, cooperative advertising programs and coupons. Costs associated with these programs are classified as a reduction of net sales in the period in which the sale occurs.

Comprehensive Income:  Comprehensive income is the same as reported net income.

Earnings Per Share:  Basic earnings-per-share computations are based on the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share calculations reflect the assumed exercise and conversion of outstanding stock options. The numerator in calculating both basic and diluted earnings per share for each year is reported net income.

The denominator is based on the following weighted-average number of common shares outstanding (in thousands):

	2008	2007	2006
Basic	33,065	36,105	35,691
Dilutive stock options	250	379	253

Diluted	33,315	36,484	35,944

Options to purchase 67,794; 36,151; and 1,875,653 shares of common stock in 2008, 2007 and 2006, respectively, were excluded from the diluted earnings-per-share calculations because they were antidilutive.

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Stock-based Employee Compensation:  At April 25, 2008, we had a stock-based employee compensation plan that is described more fully in Note D. Prior to 2007, we accounted for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation expense was recognized in 2006 for stock options because the exercise price of all options granted was equal to the fair market value of the stock at the grant date.

The following table illustrates the effect on net income and earnings per share in 2006 if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

2006

Net Income, as reported	$54,774
Add: Stock-based employee compensation cost, net of related tax effects, included in reported net income	1,234
Deduct: Stock-based employee compensation cost, net of related tax effects, determined under the fair value method for all awards	(3,951)

Net Income, pro forma	$52,057

Earnings Per Share — Basic
As reported	$1.53
Pro forma	$1.46
Earnings Per Share — Diluted
As reported	$1.52
Pro forma	$1.45

We adopted SFAS No. 123 (R), Share-Based Payment, on April 29, 2006, the start of our fiscal 2007 (see Note D).

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Leases:  Rent expense for our operating leases, which generally have escalating rent payments over the term of the leases, is recorded on a straight-line basis over the lease term, as defined in SFAS No. 13. The lease term begins when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. The difference between the straight-line rent calculation and rent paid is recorded as deferred rent in the Consolidated Balance Sheets. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period, we expense all straight-line rent recorded during the build-out period for new restaurants.

Contingent rents are generally amounts due as a result of sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they accrue.

Rental expense in 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Minimum rent	$26,330	$23,986	$21,368
Contingent rent	1,389	1,631	1,581

Total rent	$27,719	$25,617	$22,949

In some instances, we have received contributions from landlords to help fund the construction of new restaurants. In accordance with SFAS No. 13 and FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, we have accounted for landlord contributions as lease incentive obligations that are amortized as a reduction to rent expense over the applicable lease term. Lease incentive obligations are included in the Consolidated Balance Sheets as deferred rent.

Reclassifications:  Certain prior-year amounts (i.e., assets held for sale, net property, plant and equipment, and federal and state income taxes payable) have been reclassified to conform to the 2008 classification.

New Accounting Pronouncements:  The company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) in 2008. FIN 48 clarifies the accounting for and reporting of uncertainties in income tax law. It prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note C for additional information, including the effect of FIN 48 on our consolidated financial position and results of operations.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal 2009) for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have not determined the effect, if any, the adoption of this statement will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides reporting entities an option to measure eligible items at fair value at specified election dates and to report in earnings at each subsequent reporting date unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (our fiscal 2009). We have not determined the effect, if any, the adoption of this statement will have on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, effective for fiscal years beginning on or after December 15, 2008. This statement requires that the acquisition method of accounting be

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). We will adopt this statement in fiscal year 2010, and its effect on future periods will depend on the nature and significance of any acquisitions we subsequently make that are subject to the statement.

Note B —	Long-Term Debt and Credit Arrangements

Long-term debt is comprised of the following:

	April 25,	April 27,
	2008	2007

Unsecured senior notes issued July 28, 2004:
Series A, due July 2007, 3.74%	$0	$30,000
Series B, due July 2010, 4.61%	40,000	40,000
Series C, due July 2014, 5.12%	95,000	95,000
Series D, due July 2016, 5.67%	25,000	25,000
Unsecured note issued April 2001, due May 2008, 7.35%	0	16,333

Total long-term debt	160,000	206,333
Less: current portion of long-term debt	26,904	34,000

Long-term debt less current portion	$133,096	$172,333

On July 7, 2004, we established a $183,000 short-term committed credit facility with a bank to finance the acquisition of Mimi’s. This credit facility was paid in full on July 28, 2004, with the proceeds of a private placement of $190,000 in unsecured senior notes. The senior notes outstanding at April 25, 2008, mature over a period from July 2010 to July 2016, and carry a weighted-average interest rate of 5.1%, which we pay quarterly.

In April 2001, we issued a $40,000 unsecured note to a bank, bearing interest at a fixed rate of 7.35%. Required payments were $4,000 per year of principal plus interest, with a balloon payment of $12,300 at maturity. The note was scheduled to mature in May 2008. However, in 2008, we repaid the remaining balance on the note with a prepayment of $15,300.

The senior notes contain various customary covenants and restrictions that, among other things, require certain net worth and fixed charge coverage ratios and place limitations on our indebtedness. As of April 25, 2008, we were in compliance with these covenants and restrictions.

Maturities of long-term debt are as follows:

2009	$26,904
2010	26,904
2011	26,905
2012	13,571
2013	18,571
Thereafter	47,145

Total	$160,000

We also have unsecured borrowing arrangements with certain banks from which we may borrow up to $180,000 on a short-term basis at floating interest rates. The arrangements are reviewed annually for renewal. At April 25, 2008, $138,500 was outstanding under these arrangements. During 2008, the maximum amount outstanding under these unsecured lines of credit was $152,635, and the average amount outstanding was $87,013 with a weighted-average interest rate of 4.81%. Throughout 2007, no amounts were outstanding under these arrangements.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Interest costs of $1,325; $764; and $1,057 incurred in 2008, 2007 and 2006, respectively, were capitalized in connection with our construction activities. Interest paid in 2008, 2007 and 2006 was $13,031; $10,759; and $12,909, respectively.

Note C —	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of April 25, 2008, and April 27, 2007, were as follows:

	April 25,	April 27,
	2008	2007

Deferred tax assets:
Loss on impaired assets	$7,611	$7,566
Self-insurance	6,941	6,912
Vacation pay	1,817	1,755
Stock and deferred compensation plans	15,647	12,894
Accrued bonus	839	116
Tax credits	2,884	4,520
Deferred rent	5,777	5,239
Inventory and other	1,331	1,389

Total deferred tax assets	42,847	40,391
Deferred tax liabilities:
Accelerated depreciation/asset disposals	81,644	82,613
Intangible assets	20,756	22,209
Other	59	41

Total deferred tax liabilities	102,459	104,863

Net deferred tax liabilities	$59,612	$64,472

Significant components of the provisions for income taxes are as follows:

	2008	2007	2006

Current:
Federal	$31,674	$23,332	$6,527
State	4,560	4,472	4,479

Total current	36,234	27,804	11,006
Deferred, primarily federal	(4,860)	1,081	7,932

Total tax provisions	$31,374	$28,885	$18,938

Our provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

	2008	2007	2006

Tax at statutory rate	$33,688	$31,300	$25,799
State income tax (net)	2,964	2,906	2,911
FICA tip credits	(4,607)	(3,833)	(3,223)
Limited partnership tax credits	(397)	(631)	(1,016)
Settlement of state income tax audits (net)	0	0	(4,149)
Other	(274)	(857)	(1,384)

Provisions for income taxes	$31,374	$28,885	$18,938

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Taxes paid during 2008, 2007 and 2006 were $33,764; $24,032; and $12,369, respectively.

Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and we may not succeed in sustaining the benefit. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest.

A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. The unfavorable resolution of any particular matter would require use of our cash. The favorable resolution of any particular matter would be recognized as a reduction to our effective tax rate with a corresponding increase in net income in the period of resolution.

In April 2006, we entered into a settlement and compliance agreement with the State of Ohio related to the determination of corporate franchise taxes for fiscal years 1998 through 2006. As a result of this agreement, we recorded a reduction in the income tax provision of $4,650 in the fourth quarter of 2006 to reverse reserves in excess of the settlement amount.

On June 30, 2005, the State of Ohio enacted tax legislation, which phases out the Ohio corporate franchise (income) tax and phases in a new gross receipts tax called the Commercial Activity Tax (CAT) over a five-year period. While the corporate franchise (income) tax was generally based on federal taxable income, the CAT is based on current year sales and rentals in Ohio. The effect of these tax changes did not, and is not expected in the future to, have a material impact on our results of operations, financial position or liquidity.

We adopted the provisions of FIN 48 as of April 28, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including the resolution of any related appeals or litigation, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement. The cumulative effect of the adoption of FIN 48 was a $172 reduction in the April 28, 2007, opening balance of retained earnings. Prior to the adoption of FIN 48, we accrued for tax contingencies in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

Through April 25, 2008, the amount of our unrecognized tax benefits increased by $1,908 primarily due to additional tax contingencies in 2008. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at April 28, 2007	$13,473
Additions based on tax positions related to the current year	1,866
Additions for tax positions of prior years	969
Reductions for tax positions of prior years	(420)
Reductions due to statute expiration	(507)

Balance at April 25, 2008	$15,381

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $7,564. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits may increase or

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

decrease within the next 12 months. However, we do not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to our consolidated financial statements.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Income. During 2008, we recognized in tax expense approximately $2,338 of interest and penalties. As of April 25, 2008, we had accrued approximately $7,070 in interest and penalties related to unrecognized tax benefits.

We file United States federal and various state and local income tax returns. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2005 through 2007. Our federal and state income tax return filings generally are subject to a three-year statute of limitations from the date of filing. However, we may grant waivers to taxing authorities to extend the statute of limitations for prior tax years. Based on the status of current audits and the protocol of finalizing audits by relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded unrecognized tax benefits.

Note D —	Stock-Based Compensation Plans

On September 11, 2006, our stockholders approved the Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan. Upon approval, the 2006 plan became our only plan under which new stock-based compensation can be made. Although no new awards will be issued under any prior equity plans, we had awards outstanding at April 25, 2008, under equity plans adopted in 1998, 1994, 1993, 1992 and 1991.

The types of awards that may be granted under the 2006 plan include: cash-based awards, stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights, whole share awards and performance-based awards. The 2006 plan provides that the Compensation Committee of the Board of Directors will administer the 2006 plan, including the establishment of the terms and conditions of awards. The 2006 plan imposes various restrictions on awards, including a maximum life of 10 years for stock options and stock appreciation rights and a minimum exercise price equal to the grant date stock price for stock options and stock appreciation rights.

The 1998 plan provided that the option price for: 1) incentive stock options may not be less than the fair market value of the stock at the grant date and 2) non-qualified stock options shall be determined by the Compensation Committee of the Board of Directors. The 1994 plan prohibited option prices less than the fair market value of the stock at the grant date.

The 1993 plan provided for the award of restricted stock to mid-level managers and administrative personnel as incentive compensation to attain growth in the net income of the company, as well as to help attract and retain management personnel. Shares awarded are restricted until certain vesting requirements are met. Participants in the 1993 plan are entitled to cash dividends and to vote their respective shares including those not yet vested. Restrictions generally limit the sale, pledge or transfer of the shares until they are vested.

The 1992 plan was adopted in connection with our supplemental executive retirement plan (“SERP”), which provides retirement benefits to certain key management employees. In the past, SERP participants could elect to have their SERP awards allocated to their accounts in cash or, when permitted by the Compensation Committee, they could receive an equivalent value of non-qualified stock options. The 1992 plan provided that the option price could not be less than 50% of the fair market value of the stock at the date of grant. The last grant of stock options under the 1992 plan was in 2003. Since 2003, all SERP awards have been allocated to participants’ accounts in cash.

In 2006, we adopted a performance incentive plan (“PIP”) designed to align the compensation of executive officers and senior management with our financial and operational performance. The PIP provides for awards of cash, whole shares, restricted shares and stock options, generally vesting over three years. All stock-based awards made under the PIP prior to September 11, 2006, were awarded out of, and in accordance with, the 1998 plan. All PIP awards made after that date have been, and will be, awarded out of, and in accordance with, the 2006 plan.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Prior to April 29, 2006, we accounted for our stock-based plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense for stock options was recognized in the financial statements prior to April 29, 2006, as long as the exercise price of the options was equal to or greater than the fair market value of the stock at the grant date.

Effective April 29, 2006, we adopted SFAS No. 123 (R), Share-Based Payment, using the modified-prospective transition method. SFAS No. 123 (R) requires that we measure the cost of employee services received in exchange for an equity award, such as stock options or restricted stock awards, based on the fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees are subject to immediate expensing in full upon grant. Compensation cost recognized in fiscal 2008 and 2007 includes: (1) compensation cost for all stock-based awards granted prior to, but not yet fully vested as of, April 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) compensation cost for all stock-based awards granted after April 28, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 (R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123 (R) on April 29, 2006, our pre-tax income for 2008 and 2007 was $810 and $2,257 lower, respectively, and net income for 2008 and 2007 was $551 and $1,526 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25. The related recognized tax benefit was $259 and $731 in 2008 and 2007, respectively. Basic and diluted earnings per share for 2008 of $1.96 and $1.95 are $0.02 and $0.01 lower per share, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for 2007 of $1.68 and $1.66, respectively, are each $0.04 lower per share than if we had continued to account for stock-based compensation under APB Opinion No. 25. Nearly all of the expense associated with stock-based compensation is reflected in selling, general and administrative expense.

The fair value of each option award in 2008 and 2007 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. We used the same method to value options granted prior to April 29, 2006, for pro forma disclosure purposes. The expected term of options granted is based on the historical exercise behavior of full-term options, and the expected volatility is based on the historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. Both expected volatility and the risk-free rate are based on a period commensurate with the expected option term. The expected dividend yield is based on the current dividend, the current market price of our common stock and historical dividend yields.

The following table presents the weighted-average per share fair value of options granted and the weighted-average assumptions used, based on a Black-Scholes-Merton option-pricing model:

	2008	2007	2006
Per share fair value of options	$9.13	$7.56	$6.10
Expected dividend yield	1.70%	1.80%	2.00%
Expected volatility	26.81%	29.92%	33.39%
Risk-free interest rate	5.01%	4.88%	3.82%
Expected term (in years)	3.9	4.5	3.9

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes option-related activity for fiscal 2008:

			Weighted-Average
	Shares		Remaining	Aggregate
	Subject to	Weighted-Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term	Value

Outstanding, April 27, 2007	1,576,121	$25.48
Granted	62,920	37.62
Exercised	(293,303)	23.83
Forfeited or expired	(44,354)	26.79

Outstanding, April 25, 2008	1,301,384	$26.41	5.39	$3,139

Vested and expected to vest, April 25, 2008	1,301,384	$26.41	5.39	$3,139

Exercisable, April 25, 2008	1,134,648	$26.37	5.08	$2,417

As of April 25, 2008, there was $448 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.38 years. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $3,512; $7,496; and $4,463, respectively. Cash received from the exercise of options was $6,988; $20,127; and $10,812 for 2008, 2007 and 2006, respectively. The actual tax benefit realized for tax deductions from the exercise of options totaled $3,251; $2,348; and $1,137 for 2008, 2007 and 2006, respectively.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,149 and $2,348 excess tax benefits classified as financing cash flows for fiscal 2008 and fiscal 2007, respectively, would have been classified as operating cash flows had we not adopted SFAS No. 123(R).

In addition to the shares subject to outstanding options, approximately 2,110,000 shares were available for grant under the 2006 plan at April 25, 2008.

A summary of the status of our nonvested restricted shares as of April 25, 2008, and changes during fiscal 2008 is presented below:

		Weighted-Average
		Grant Date Fair
Restricted Stock Awards	Shares	Value

Nonvested, April 27, 2007	347,059	$26.66
Granted	207,644	36.89
Vested	(171,741)	31.87
Forfeited	(31,242)	29.36

Nonvested, April 25, 2008	351,720	$29.93

At April 25, 2008, there was $4,969 of unrecognized compensation cost related to nonvested restricted shares. This cost is expected to be recognized over a weighted-average period of 2.98 years. The total fair value of shares that vested during 2008, 2007 and 2006 was $6,311; $2,152; and $500, respectively.

Note E —	Other Compensation Plans

We have a defined contribution plan (401k) that covers substantially all employees who have at least 1,000 hours of service. We also have a nonqualified deferred compensation plan, the Bob Evans Executive Deferral Plan

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(“BEEDP”), which provides certain executives the opportunity to defer a portion of their current income to future years. Our annual matching contributions to the plans are at the discretion of our Board of Directors. Expenses related to matching contributions to these plans in 2008, 2007 and 2006 were $4,910; $4,907; and $4,285, respectively.

The SERP (see Note D) provides awards in the form of non-qualified deferred cash compensation. Our expense related to cash contributions to the SERP was $745; $1,936; and $(485) in 2008, 2007 and 2006, respectively. The negative amount in 2006 was due to significant forfeitures in that year.

Note F —	Commitments and Contingencies

We rent certain restaurant facilities under operating leases having initial terms that primarily expire approximately 20 years from inception. The leases typically contain renewal clauses of 5 to 30 years exercisable at our option. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Most of the leases also contain either fixed or inflation-adjusted escalation clauses. Future minimum rental payments on operating leases are as follows:

2009	$21,969
2010	22,455
2011	22,257
2012	21,949
2013	21,557
Thereafter	225,474

Total	$335,661

At April 25, 2008, we had contractual commitments of approximately $64,900 for restaurant construction, plant equipment additions, and purchases of land and inventory.

We are self-insured for most casualty losses and employee health-care claims up to certain stop-loss limits per claim. We have accounted for liabilities for casualty losses, including both reported claims and incurred but not reported claims, based on information provided by independent actuaries. We have accounted for our employee health-care claims liability through a review of incurred and paid claims history.

We believe that our recorded reserves for casualty losses and employee health-care claims substantially mitigate the potential negative impact of adverse developments and/or volatility. We believe that our calculation of casualty losses and employee health-care claims liabilities would not change materially under different conditions and/or different methods. However, due to the inherent volatility of actuarially determined casualty losses and employee health-care claims, it is reasonably possible that we could experience changes in estimated losses, which could be material to both quarterly and annual net income.

We are involved in a number of claims and litigation in the ordinary course of business. Various lawsuits and assessments, among them employment discrimination, product liability, workers’ compensation claims and tax assessments, are in litigation or administrative hearings. While it is not feasible to predict the outcome, in our opinion, these actions should not ultimately have a material adverse effect on our financial position or results of operations.

Note G —	Goodwill and Other Intangible Assets

At the beginning of the fourth quarter, we complete our annual impairment test required under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. In each of 2008, 2007 and 2006, we determined that no impairment existed and as a result, no impairment losses were recorded. For additional information regarding the impairment calculation, refer to the Critical Accounting Policies section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

There were no changes in goodwill in 2008 and 2007. Goodwill is summarized below:

	Restaurant	Food Products
	Segment	Segment	Total

April 25, 2008; April 27, 2007; and April 28, 2006, carrying amount	$56,162	$1,567	$57,729

Intangible assets consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

April 25, 2008
Amortized intangible assets:
Restaurant concept (15-year life)	$12,300	$3,143	$9,157
Unamortized intangible assets:
Business trade name			45,800

Total net carrying amount			$54,957

April 27, 2007
Amortized intangible assets:
Restaurant concept (15-year life)	$12,300	$2,323	$9,977
Unamortized intangible assets:
Business trade name			45,800

Total net carrying amount			$55,777

The amortization expense related to these intangible assets was $820 in each 2008, 2007 and 2006. Amortization expense related to intangible assets for the next five years is expected to be $820 each year.

Note H —	Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
Net sales	$424,624	$403,373	$426,255	$412,732	$449,702	$419,941	$436,445	$418,414
Gross profit	21,525	21,986	25,964	22,345	32,732	29,426	27,019	24,665
Net income	13,323	13,086	15,484	13,494	20,005	18,703	16,064	15,259
Earnings per share:
Basic	$0.38	$0.36	$0.45	$0.37	$0.62	$0.52	$0.52	$0.43
Diluted	0.38	0.36	0.45	0.37	0.61	0.51	0.52	0.42
Common stock sale prices:
High	$39.83	$30.67	$36.90	$34.35	$32.27	$34.92	$31.61	$38.24
Low	32.35	26.75	26.93	24.66	23.93	32.02	26.00	33.30
Cash dividends declared	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14

•	Gross profit represents operating income.

•	Each fiscal quarter is comprised of a 13-week period.

•	Total quarterly earnings per share may not equal the annual amount because earnings per share are calculated independently for each quarter.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	Stock prices are high and low sale prices for the NASDAQ Global Select Market (trading symbol — BOBE), which is the principal market for our common stock.

•	The number of registered stockholders of our common stock at June 12, 2008 was 24,237.

Note I —	Industry Segments

Our operations include restaurant operations and the processing and sale of food products. The revenues from these segments include both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the consolidated financial statements.

Operating income represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. General corporate assets consist of cash equivalents, long-term investments and deferred income tax assets.

Information on our industry segments is summarized as follows:

	2008	2007	2006

Sales
Restaurant operations	$1,445,034	$1,385,841	$1,335,741
Food products	331,060	304,665	286,460

	1,776,094	1,690,506	1,622,201
Intersegment sales of food products	(39,068)	(36,046)	(37,382)

Total	$1,737,026	$1,654,460	$1,584,819

Operating Income
Restaurant operations	$78,686	$78,553	$70,497
Food products	28,554	19,869	14,860

Total	$107,240	$98,422	$85,357

Depreciation and Amortization Expense
Restaurant operations	$69,195	$66,203	$64,839
Food products	7,936	8,035	11,223

Total	$77,131	$74,238	$76,062

Capital Expenditures
Restaurant operations	$103,078	$76,303	$104,485
Food products	17,877	7,939	8,375

Total	$120,955	$84,242	$112,860

Identifiable Assets
Restaurant operations	$1,077,295	$1,071,942	$1,068,331
Food products	99,343	87,269	83,699

	1,176,638	1,159,211	1,152,030
General corporate assets	30,398	37,751	33,048

Total	$1,207,036	$1,196,962	$1,185,078

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of our management, including our Chairman of the Board and Chief Executive Officer (principal executive officer) and our Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer, Treasurer and Assistant Secretary have concluded that:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth in Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting is set forth in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 25, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in our definitive proxy statement relating to the annual meeting of stockholders to be held on September 8, 2008 (the “2008 Proxy Statement”) under “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “PROPOSAL 1: ELECTION OF DIRECTORS,” and “CORPORATE GOVERNANCE” under the subcaption “Directors Serving on Boards of Other Public Companies” is incorporated herein by reference.

The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Supplemental Item — Executive Officers of Bob Evans Farms, Inc.”

The information concerning our Audit Committee and the determination by our Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference to the information contained in our 2008 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaption “Audit Committee.”

Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2008 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaption “Nominating Committee.”

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

Information regarding the compensation of our Board of Directors is incorporated by reference to the information contained in our 2008 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaption “Director Compensation.”

Information regarding the compensation of our executive officers is incorporated by reference to the information contained in our 2008 Proxy Statement under “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT” and “EXECUTIVE COMPENSATION” (including the information appearing under the subcaptions “Summary Compensation Table,” “All Other Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Change in Control Arrangements” and “Employment Agreement”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Certain Beneficial Owners and Management

The information called for in this Item 12 regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained in the 2008 Proxy Statement under “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Equity Compensation Plan Information

In September 2006, our stockholders approved the Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan (the “2006 Plan”). Currently, the 2006 Plan is the only plan under which we may issue equity securities to our directors, officers and employees. As of April 25, 2008, a number of awards were outstanding under the 2006 and our previous equity plans, including:

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

Our stockholders approved all of our previous equity plans. These plans were terminated as to new awards when our stockholders adopted the 2006 Plan. Any shares that were available for issuance under our previous equity plans at the time they were terminated are now available for issuance under the 2006 Plan.

The following table shows, as of April 25, 2008, the number of shares of common stock issuable upon exercise of outstanding options, the weighted-average exercise price of those options and the number of shares of common stock remaining for future issuance under the 2006 Plan, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)	(c)
	Number of			Number of Securities
	Securities to be			Remaining Available for
	Issued Upon		Weighted-Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding		Outstanding	Plans (Excluding
	Options, Warrants		Options, Warrants	Securities
Plan Category	and Rights		and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	1,301,384	(1)	$26.41	2,110,242	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,301,384		$26.41	2,110,242

(1)	Includes:

•	86 common shares issuable upon exercise of options granted under the 1991 Stock Option Plan;

•	48,246 common shares issuable upon exercise of options granted under the 1992 Stock Option Plan;

•	5,684 common shares issuable upon exercise of options granted under the 1994 LTIP;

•	1,189,905 common shares issuable upon exercise of options granted under the 1998 Stock Option Plan; and

•	57,463 common shares issuable upon exercise of options granted under the 2006 Plan.

(2)	Represents shares available for issuance under the 2006 Plan, including 1,067,375 shares that were made available for issuance under the 2006 Plan when the 1992 Stock Option Plan, 1993 LTIP and 1998 Stock Option Plan were terminated, as well as shares that became available for issuance under the 2006 Plan when outstanding awards under the 1992 Stock Option Plan, 1993 LTIP and 1998 Stock Option Plan plans expired or were otherwise forfeited.

In addition, as of April 25, 2008, there were 351,720 shares of restricted stock outstanding, consisting of 146,460 shares granted under the 1993 LTIP, 94,883 shares granted under the 1998 Stock Option Plan, and 110,377 granted under the 2006 Plan.

On June 13, 2006, we granted 10,957 common shares to Mr. Davis pursuant to the terms of his employment agreement. This grant of common shares was not made under any stockholder-approved plan. On the same date, Mr. Davis received grants of 25,771 shares of restricted stock, an incentive stock option to purchase 10,956 common shares and a nonqualified stock option to purchase 7,044 common shares, all of which were granted under the 1998 Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2008 Proxy Statement under the captions “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE” under the subcaption “Director Independence” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the 2008 Proxy Statement under “PROPOSAL 3: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” under the subcaptions “Preapproval of Services Performed by the Independent Registered Public Accounting Firm” and “Fees of the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of Bob Evans Farms, Inc. and subsidiaries are filed as part of this Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Balance Sheets at April 25, 2008 and April 27, 2007

•	Consolidated Statements of Income for the fiscal years ended April 25, 2008, April 27, 2007 and April 28, 2006

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 25, 2008, April 27, 2007 and April 28, 2006

•	Consolidated Statements of Cash Flows for the fiscal years ended April 25, 2008, April 27, 2007 and April 28, 2006

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)(3) Exhibits

The accompanying Index to Exhibits beginning on page 68 is filed as part of this Annual Report on Form 10-K. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K are denoted in the Index to Exhibits.

(b) Exhibits

The accompanying Index to Exhibits beginning on page 68 is filed as part of this Annual Report on Form 10-K.

(c) Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, Bob Evans Farms, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    BOB EVANS FARMS, INC.

June 24, 2008	By: /s/ Donald J. Radkoski Donald J. Radkoski Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven A. Davis Steven A. Davis	Chairman of the Board and Chief Executive Officer (principal executive officer)	June 24, 2008

* Larry C. Corbin	Director	June 24, 2008

* Daniel A. Fronk	Director	June 24, 2008

* Michael J. Gasser	Director	June 24, 2008

* E.W. (Bill) Ingram III	Director	June 24, 2008

* Cheryl L. Krueger	Director	June 24, 2008

* G. Robert Lucas II	Director	June 24, 2008

* Bryan G. Stockton	Director	June 24, 2008

* Paul S. Williams	Director	June 24, 2008

/s/ Donald J. Radkoski Donald J. Radkoski	Chief Financial Officer, Treasurer and Asst. Secretary (principal financial officer and principal accounting officer)	June 24, 2008

*	By Donald J. Radkoski pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

/s/ Donald J. Radkoski
Donald J. Radkoski
Chief Financial Officer, Treasurer and
Assistant Secretary

BOB EVANS FARMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED APRIL 25, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description	Location

2	Stock Purchase Agreement, dated as of June 11, 2004, among SWH Corporation, the Equity Holders of SWH Corporation, Saunders Karp & Megrue, LLC, as representative for the sellers, and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 12, 2004 (File No. 0-1667)
3.1	Restated Certificate of Incorporation of company reflecting amendments through Aug. 10, 1993. Note: filed for purposes of Securities and Exchange Commission reporting compliance only — this document has not been filed with the Delaware Secretary of State	Incorporated herein by reference to Exhibit 3(d) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 1994 (File No. 0-1667)
3.2	Amended and Restated By-Laws of Bob Evans Farms, Inc., reflecting amendments through November 15, 2007	Incorporated herein by reference to Exhibit 3.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed November 19, 2007 (File No. 0-1667)
4.1	Note Purchase Agreement, dated as of July 28, 2004, by and among Bob Evans Farms, Inc., BEF Holding Co., Inc. and the purchasers of the notes set forth on the signature pages thereto	Incorporated herein by reference to Exhibit 4(a) to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 29, 2004 (File No. 0-1667)
4.2	Subsidiary Guaranty, dated as of July 28, 2004, by Mimi’s Cafe, LLC	Incorporated herein by reference to Exhibit 4(b) to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 29, 2004 (File No. 0-1667)
4.3	Line of Credit Note from BEF Holding Co., Inc. to JPMorgan Chase Bank, N.A. dated October 2, 2007	Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed October 3, 2007 (File No. 0-01667)
4.4	Master Grid Note from BEF Holding Co., Inc. to National City Bank dated December 19, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)
4.5	Master Grid Note from BEF REIT, Inc. to National City Bank dated December 19, 2007	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)
4.6	Guarantee from Bob Evans Farms, Inc. to National City Bank dated December 19, 2007, guaranteeing obligations of BEF Holding Co., Inc	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)
4.7	Guarantee from Bob Evans Farms, Inc. to National City Bank dated December 19, 2007, guaranteeing obligations of BEF REIT, Inc	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)
4.8	Master Grid Note from BEF Holding Co., Inc. to National City Bank dated July 19, 2007	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)
4.9	Master Grid Note from BEF REIT, Inc. to National City Bank dated July 19, 2007	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)
4.10	Guarantee from Bob Evans Farms, Inc. to National City Bank dated July 19, 2007, guaranteeing obligations of BEF Holding Co., Inc	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)
4.11	Guarantee from Bob Evans Farms, Inc. to National City Bank dated July 19, 2007, guaranteeing obligations of BEF REIT, Inc.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-01667)

Exhibit
Number		Description	Location

*10	.1	Employment Agreement, effective May 1, 2006, between Steven A. Davis and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 99.2 of Bob Evans Farms, Inc.’s Current Report on Form 8-K filed on May 2, 2006 (File No. 0-1667)
*10	.2	Change in Control Agreement, effective May 1, 2006, between Steven A. Davis and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 10.1 of Bob Evans Farms, Inc.’s Current Report on Form 8-K filed on June 20, 2006 (File No. 0-1667)
*10	.3	Change in Control Agreement, effective May 1, 2002, between Donald J. Radkoski and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 10(b) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10	.4	Schedule A to Exhibit 10.3 identifying other substantially identical agreements between Bob Evans Farms, Inc. and certain executive officers	Attached hereto
*10	.5	Bob Evans Farms, Inc. 1991 Incentive Stock Option Plan	Incorporated herein by reference to Exhibit 4(d) to Bob Evans Farms, Inc.’s Registration Statement on Form S-8, filed September 13, 1991 (Registration No. 33-42778)
*10	.6	Bob Evans Farms, Inc. 1992 Nonqualified Stock Option Plan (effective for options granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(j) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 1992 (File No. 0-1667)
*10	.7	Bob Evans Farms, Inc. First Amended and Restated 1992 Nonqualified Stock Option Plan (effective for options granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(o) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10	.8	Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan (effective as of November 14, 2007)	Incorporated herein by reference to Exhibit 10.1 of Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.9	Bob Evans Farms, Inc. Long Term Incentive Plan for Managers (effective for performance awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(k) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 1993 (File No. 0-1667)
*10	.10	Bob Evans Farms, Inc. First Amended and Restated 1993 Long Term Incentive Plan for Managers (effective for performance awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(p) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10	.11	Bob Evans Farms, Inc. 1994 Long Term Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(n) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 1994 (File No. 0-1667)
*10	.12	Bob Evans Farms, Inc. First Amended and Restated 1994 Long Term Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(q) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10	.13	Bob Evans Farms, Inc. 1998 Stock Option and Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 4(f) to Bob Evans Farms, Inc.’s Registration Statement on Form S-8 filed March 22, 1999 (Registration No. 333-74829)
*10	.14	Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(s) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)

Exhibit
Number		Description	Location

*10	.15	Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.6 of Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.16	Bob Evans Farms, Inc. Dividend Reinvestment and Stock Purchase Plan	Incorporated herein by reference to Bob Evans Farms, Inc.’s Registration Statement on Form S-3 filed March 19, 1999 (Registration No. 333-74739)
*10	.17	Bob Evans Farms, Inc. and Affiliates Executive Deferral Program (effective, as amended, through April 30, 2002)	Incorporated herein by reference to Exhibit 10(k) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 27, 2001 (File No. 0-1667)
*10	.18	First Amendment to Bob Evans Farms, Inc. and Affiliates Executive Deferral Program	Incorporated herein by reference to Exhibit 10(l) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 27, 2001 (File No. 0-1667)
*10	.19	Bob Evans Farms, Inc. and Affiliates Second Amended and Restated Executive Deferral Program (effective May 1, 2002)	Incorporated herein by reference to Exhibit 10(t) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10	.20	2005 Amendment to Bob Evans Farms, Inc. and Affiliates Second Amended and Restated Executive Deferral Program	Incorporated herein by reference to Exhibit 10.1 of Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 19, 2005 (File No. 0-1667)
*10	.21	Amendment to Bob Evans Farms, Inc. and Affiliates Second Amended and Restated Executive Deferral Program (effective as of January 1, 2006)	Incorporated herein by reference to Exhibit 10.2 of Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.22	Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Executive Deferral Program (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.3 of Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its quarter ended October 26, 2007 (File No. 0-1667)
*10	.23	Bob Evans Farms, Inc. 1998 Supplemental Executive Retirement Plan (effective for awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(l) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 1998 (File No. 0-1667)
*10	.24	Bob Evans Farms, Inc. and Affiliates 2002 Second Amended and Restated Supplemental Executive Retirement Plan (effective for awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(r) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10	.25	First Amendment to Bob Evans Farms, Inc. and Affiliates 2002 Second Amended and Restated Supplemental Executive Retirement Plan	Incorporated herein by reference to Exhibit 10 of Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 26, 2007 (File No. 0-1667)
*10	.26	Amendment to Bob Evans Farms, Inc. and Affiliates 2002 Second Amended and Restated Supplemental Executive Retirement Plan (effective as of January 1, 2006)	Incorporated herein by reference to Exhibit 10.4 of Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.27	Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.5 of Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)

Exhibit
Number		Description	Location

*10	.26	Bob Evans Farms, Inc. 2002 Incentive Growth Plan (effective Sept. 9, 2002)	Incorporated herein by reference to Exhibit 10(w) of Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 25, 2003 (File No. 0-1667)
*10	.28	Bob Evans Farms, Inc. Compensation Program for Directors Adopted and Effective May 8, 2006	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 11, 2006 (File No. 0-1667)
*10	.29	Bob Evans Farms, Inc. Compensation Program for Directors Adopted and Effective May 8, 2006 and Amended November 10, 2006	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed November 16, 2006 (File No. 0-1667)
*10	.30	Bob Evans Farms, Inc. Compensation Program for Directors (Revised August 10, 2007)	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed August 13, 2007 (File No. 0-1667)
*10	.31	Form of Incentive Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2004 (File No. 0-1667)
*10	.32	Form of Nonqualified Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2004 (File No. 0-1667)
*10	.33	Form of Restricted Stock Award Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated June 20, 2005 (File No. 0-1667)
*10	.34	Nonqualified Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.35	Incentive Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.36	Restricted Stock Award Notice and Agreement (Director) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.37	Restricted Stock Award Notice and Agreement (Employee) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.38	Cash Award Notice and Agreement — Performance Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.39	Restricted Stock Award Notice and Agreement — First Amended and Restated 1993 Long Term Incentive Plan for Managers (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.40	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 1 participants who are not eligible to retire)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)

Exhibit
Number		Description	Location

*10	.41	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 1 participants who are eligible to retire)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.42	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 2 participants who are not eligible to retire)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.43	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 2 participants who are eligible to retire)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.44	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 14, 2006 (File No. 0-1667)
*10	.45	Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.7 of Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.46	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Incentive Stock Option Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10	.47	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Nonqualified Stock Option Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10	.48	Form of Bob Evans Farms, Inc. 2006 Annual Bonus Award Agreement (For Employees)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10	.49	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.50	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.51	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees — General)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.52	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10	.53	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.54	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Cash Based Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K/A dated June 15, 2007 (File No. 0-1667)
14		Bob Evans Farms, Inc. Code of Conduct	Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-01667)
21		Subsidiaries of Bob Evans Farms, Inc.	Attached hereto

Exhibit
Number	Description	Location

23	Consent of Ernst & Young LLP	Attached hereto
24	Powers of Attorney of Directors and Executive Officers	Attached hereto
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Attached hereto
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Attached hereto
32.1	Section 1350 Certification (Principal Executive Officer)	Attached hereto
32.2	Section 1350 Certification (Principal Financial Officer)	Attached hereto

*	Denotes management contract or compensatory plan or agreement.