Form 10-Q
period 2008-07-25
EVANS BOB FARMS INC
filed 2008-09-03
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 25, 2008
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of August 22, 2008, the registrant had issued 42,638,118 common shares, of which 30,935,063 were outstanding.

BOB EVANS FARMS, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	July 25, 2008	April 25, 2008
	Unaudited	Audited
ASSETS
Current assets
Cash and equivalents	$5,993	$7,669
Accounts receivable	21,586	19,951
Inventories	28,720	31,345
Deferred income taxes	10,072	10,072
Prepaid expenses	3,406	1,267
Assets held for sale	570	1,179

Total Current Assets	70,347	71,483

Property, plant and equipment	1,580,282	1,560,079
Less accumulated depreciation	579,672	561,677

Net Property, Plant and Equipment	1,000,610	998,402

Other assets
Deposits and other	4,748	4,187
Long-term investments	21,152	20,278
Goodwill	57,729	57,729
Other intangible assets	54,752	54,957

Total Other Assets	138,381	137,151

	$1,209,338	$1,207,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$141,000	$138,500
Current maturities of long-term debt	26,904	26,904
Accounts payable	28,932	30,013
Dividends payable	4,323	4,286
Federal and state income taxes	4,505	8,528
Accrued non-income taxes	21,437	22,673
Accrued wages and related liabilities	20,722	32,853
Self insurance	24,463	22,777
Deferred revenue	11,831	12,804
Other accrued expenses	27,138	26,866

Total Current Liabilities	311,255	326,204

Long-term liabilities
Deferred compensation	27,524	26,478
Federal and state income taxes	16,380	16,542
Deferred income taxes	70,978	69,684
Deferred rent	22,766	22,407
Long-term debt	133,096	133,096

Total Long-Term Liabilities	270,744	268,207

Stockholders’ equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at July 25, 2008, and April 25, 2008	426	426
Preferred stock, $500 par value; authorized 1,200 shares; issued 120 shares at July 25, 2008, and April 25, 2008	60	60
Capital in excess of par value	170,383	169,087
Retained earnings	767,436	757,952
Treasury stock, 11,757,746 at July 25, 2008, and 12,026,773 shares at April 25, 2008, at cost	(310,966)	(314,900)

Total Stockholders’ Equity	627,339	612,625

	$1,209,338	$1,207,036

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended
	July 25, 2008	July 27, 2007

Net Sales	$440,287	$424,624

Cost of sales	130,396	125,568
Operating wage and fringe benefit expenses	152,705	153,785
Other operating expenses	73,560	68,849
Selling, general and administrative expenses	40,167	35,814
Depreciation and amortization expense	19,939	19,083

Operating Income	23,520	21,525

Net interest expense	2,885	2,217

Income Before Income Taxes	20,635	19,308

Provisions for income taxes	6,826	5,985

Net Income	$13,809	$13,323

Earnings Per Share — Basic	$0.45	$0.38

Earnings Per Share — Diluted	$0.45	$0.38

Cash Dividends Paid Per Share	$0.14	$0.14

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(Dollars in thousands)
	Three Months Ended
	July 25, 2008	July 27, 2007
Operating activities:
Net income	$13,809	$13,323

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,939	19,083
(Gain) loss on disposal of assets	176	(1,065)
(Gain) loss on long-term investments	227	(922)
Deferred compensation	1,046	2,005
Compensation expense attributable to stock plans	3,790	3,232
Deferred income taxes	1,294	—
Deferred rent	359	427
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(1,635)	787
Inventories	2,625	(1,722)
Prepaid expenses	(2,139)	(2,763)
Accounts payable	(1,081)	(1,797)
Federal and state income taxes	(4,185)	(8,670)
Accrued wages and related liabilities	(12,131)	(11,570)
Self insurance	1,686	1,262
Accrued non-income taxes	(1,236)	(955)
Deferred revenue	(973)	(1,060)
Other accrued expenses	272	6,170

Net cash provided by operating activities	21,843	15,765

Investing activities:
Purchase of property, plant and equipment	(21,565)	(27,883)
Proceeds from sale of property, plant and equipment	111	3,197
Purchase of long-term investments	(1,156)	—
Other	(561)	(161)

Net cash used in investing activities	(23,171)	(24,847)

Financing activities:
Cash dividends paid	(4,292)	(4,922)
Borrowings on lines of credit	2,500	37,185
Principal payments on long-term debt	—	(16,333)
Purchase of treasury stock	—	(39,371)
Proceeds from issuance of treasury stock	1,211	5,259
Excess tax benefits from stock-based compensation	233	976

Net cash used in financing activities	(348)	(17,206)

Decrease in cash and equivalents	(1,676)	(26,288)

Cash and equivalents at the beginning of the period	7,669	29,287

Cash and equivalents at the end of the period	$5,993	$2,999

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.	Unaudited Financial Statements
     The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The financial statements are not necessarily indicative of the results of operations for a full fiscal year. Except as described in this Form 10-Q, no significant changes have occurred in the disclosures made in Bob Evans’ Form 10-K for the fiscal year ended April 25, 2008 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).
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
     The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended
	July 25, 2008	July 27, 2007

Basic	30,729	34,910
Effect of dilutive stock options	173	418

Diluted	30,902	35,328

3.	Stock-Based Compensation
     Effective April 29, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment,” using the modified-prospective transition method. Accordingly, stock-based compensation is measured based on the fair value of the award on the grant date, and is recognized over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees (as determined under the terms of the compensation plan under which the award is granted) are subject to immediate expensing in full upon grant. Total stock-based compensation expense of $3.8 million and $3.2 million for the first quarters of fiscal 2009 and 2008, respectively, is included in the Consolidated Statements of Income.
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

(in thousands)
	Three Months Ended
	July 25, 2008	July 27, 2007

Sales
Restaurant operations	$368,143	$360,189
Food products	81,125	73,581

	449,268	433,770
Intersegment sales of food products	(8,981)	(9,146)

Total	$440,287	$424,624

Operating income
Restaurant operations	$17,560	$18,110
Food products	5,960	3,415

Total	$23,520	$21,525

5.	New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal 2009) for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations. We are currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities, to be adopted in fiscal year 2010 on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides reporting entities an option to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (our fiscal 2009). The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” effective for fiscal years beginning on or after December 15, 2008. This statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). We will adopt this statement in fiscal year 2010, and its effect on future periods will depend on the nature and significance of any acquisitions we subsequently make that are subject to the statement.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The effective date is 60 days following the SEC’s approval of the PCAOB amendment to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. We do not expect this statement to have an effect on our consolidated financial position or results of operations.
6.	Taxes
     Our effective income tax rate is evaluated each quarter and, for the first quarter of fiscal 2009, includes the effects of certain discrete events. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year.
7.	Subsequent Event
     On July 28, 2008 (after the close of our first quarter), we completed a private placement of $70 million in senior unsecured fixed-rate notes. The notes were issued pursuant to a Note Purchase Agreement dated July 28, 2008. The notes were issued in two series. The $40 million Series A senior notes bear interest at 6.39% and mature on July 28, 2014, with a mandatory pre-payment of $20 million due on July 28, 2012. The $30 million Series B senior notes bear interest at 6.39% and mature on July 28, 2013.
     The net proceeds from the notes were used to repay outstanding debt under existing bank credit facilities and to repay a portion of the outstanding senior notes we issued in 2004 in connection with our acquisition of SWH Corporation (d/b/a Mimi’s Café).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General Overview
          In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. As of July 25, 2008, we owned and operated 706 full-service restaurants, including 571 Bob Evans Restaurants in 18 states and 135 Mimi’s Cafés in 22 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. We also produce and distribute fresh and fully cooked pork products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to grocery stores in the East North Central, mid-Atlantic, Southern and Southwestern United States. Revenue, net of promotional discounts, in the food products segment is recognized when products are delivered to the retailer.
          This MD&A contains a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “intends,” “continues,” “anticipates,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Any statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described in our press releases and filings with the Securities and Exchange Commission. In particular, please refer to the risk factors discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 25, 2008. It is impossible to predict or identify all such risk factors. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. There is also the risk that we may incorrectly analyze these risks or that the strategies developed by us to address them will be unsuccessful. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures in our filings with the Securities and Exchange Commission should also be consulted. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf, are qualified by the cautionary statements in this section.
          The following table reflects data for our first fiscal quarter ended July 25, 2008, compared to the prior year’s first fiscal quarter ended July 27, 2007. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated		Restaurant		Food Products
	Results		Segment		Segment
	Q1	Q1	Q1	Q1	Q1	Q1
(dollars in thousands)	2009	2008	2009	2008	2009	2008

Net sales	$440,287	$424,624	$368,143	$360,189	$72,144	$64,435
Operating income	$23,520	$21,525	$17,560	$18,110	$5,960	$3,415

Cost of sales	29.6%	29.6%	25.5%	25.5%	50.6%	52.5%
Operating wages	34.7%	36.2%	39.1%	40.5%	12.2%	12.2%
Other operating	16.7%	16.2%	18.9%	18.1%	5.4%	5.7%

	Consolidated		Restaurant		Food Products
	Results		Segment		Segment
	Q1	Q1	Q1	Q1	Q1	Q1
(dollars in thousands)	2009	2008	2009	2008	2009	2008

S,G&A	9.1%	8.4%	6.8%	6.1%	20.8%	21.3%
Depr. & amort.	4.6%	4.5%	4.9%	4.8%	2.7%	3.0%

Operating income	5.3%	5.1%	4.8%	5.0%	8.3%	5.3%
The first quarter results for fiscal 2009 and fiscal 2008 include the impact of the following:
•	Consolidated and restaurant results for the first quarter of fiscal 2009 included a pre-tax charge of approximately $0.7 million related to a legal settlement that is reflected in S,G&A.

•	Consolidated and restaurant results for the first quarter of fiscal 2008 included a net pre-tax gain of $1.1 million on the sale of various real estate assets, which is reflected as a reduction of S,G&A. There were no sales of real estate in the first quarter of fiscal 2009.
Restaurant Segment Overview
          The ongoing economic and industry-wide factors most relevant to our restaurant segment include: labor and fringe benefit expenses, commodity prices, energy prices, competition, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy and weather. For the first quarter of fiscal 2009, the factors that had the greatest positive impact on our restaurant segment profitability were higher same-store sales at Bob Evans Restaurants and effective labor management. The factors that had the greatest negative impact were lower same-store sales at Mimi’s, higher food costs and minimum wage increases.
          First quarter fiscal 2009 same-store sales increased 2.0% at Bob Evans Restaurants and decreased 6.5% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income decreased $0.6 million, or 3.0%, in the first quarter of fiscal 2009 compared to the corresponding period last year. Restaurant segment operating income was negatively impacted by an approximately $0.7 million charge for a legal settlement. There were also no gains on the sale of real estate in the first quarter of fiscal 2009 compared to a pre-tax gain of $1.1 million in the corresponding period last year.
          Overall, we are pleased with the positive same-store sales results at Bob Evans Restaurants and will remain focused on improving same-store sales at Mimi’s restaurants. We are also continuing our efforts to control labor and food costs, which have been effective in mitigating the impact of increasing commodity costs and higher minimum wages at the federal level and in many of the states where we operate.

Food Products Segment Overview
          The ongoing economic and industry-wide factors most relevant to our food products segment include: hog costs and other commodity costs, transportation and energy costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. We are very pleased with the food products segment’s strong performance in the first quarter of fiscal 2009. The factors that had the greatest impact on food products segment profitability in the first quarter were strong sales growth and lower-than-expected hog costs.
          Food products segment net sales increased 12.0% in the first quarter of fiscal 2009 compared to the same period last year. The higher net sales were largely driven by a 13% increase in pounds sold of comparable products (principally sausage and refrigerated mashed potatoes).
          Hog costs represent the majority of food products segment cost of sales, and the volatile nature of hog costs greatly impacts the profitability of the segment. In the first quarter of fiscal 2009, average hog costs decreased 31% compared with the corresponding period last year. The decrease in hog costs, as well as improved hog yields, resulted in a decrease in cost of sales in the food products segment to 50.6% of net sales in the first quarter of 2009 from 52.5% in the first quarter of 2008.
          Operating income in the food products segment increased $2.5 million, or 74.5%, in the first quarter of fiscal 2009 compared to the corresponding period last year. This improvement is due to higher net sales, lower cost of sales and improved leverage of all expenses.
Sales
          Consolidated net sales increased 3.7% to $440.3 million in the first quarter of fiscal 2009 compared to the corresponding period last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $8.0 million and $7.7 million, respectively. Restaurant sales accounted for 83.6% of consolidated sales in the first quarter of fiscal 2009.
          Restaurant sales increased $8.0 million, or 2.2%, in the first quarter of fiscal 2009 compared to the corresponding period last year. The sales increases were due to improved same-store sales at Bob Evans Restaurants and more restaurants in operation at Mimi’s.
          Bob Evans Restaurants experienced a same-store sales increase of 2.0% in the first quarter of fiscal 2009, which included an average menu price increase of 2.9%. This marks the eighth consecutive quarter of same-store sales increases at Bob Evans Restaurants. We attribute the increase in Bob Evans Restaurants’ same-store sales to an expanded pipeline of new products, more effective marketing programs and an increased focus on customer service in our restaurants-all despite challenging macroeconomic conditions. We are committed to developing new homestyle products with a Bob Evans twist to help maintain the same-store sales momentum.
          Mimi’s experienced a same-store sales decrease of 6.5% in the first quarter of fiscal 2009, which included an average menu price increase of 2.7%. We believe this reflects the challenging environment in the casual dining sector, as well as pressures on consumer spending in certain key areas, particularly in California, Arizona, Florida and Nevada, which account for approximately 75% of Mimi’s same-store sales. We are looking at a variety of initiatives to help re-energize same-store sales at Mimi’s restaurants over the near term. See the “BEST Brand Builders” section for further discussion of these initiatives.
          Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.

          The following chart summarizes the restaurant openings and closings during the last five quarters for Bob Evans Restaurants and Mimi’s:
Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2009
1st quarter	571	0	0	571

Fiscal 2008
1st quarter	579	0	0	579
2nd quarter	579	0	0	579
3rd quarter	579	1	0	580
4th quarter	580	1	10	571
Mimi’s:

	Beginning	Opened	Closed	Ending

Fiscal 2009
1st quarter	132	3	0	135

Fiscal 2008
1st quarter	115	1	0	116
2nd quarter	116	2	0	118
3rd quarter	118	8	0	126
4th quarter	126	6	0	132
Consolidated Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2009
1st quarter	703	3	0	706

Fiscal 2008
1st quarter	694	1	0	695
2nd quarter	695	2	0	697
3rd quarter	697	9	0	706
4th quarter	706	7	10	703
          In the first quarter of fiscal 2009 and 2008, we did not open any new Bob Evans Restaurants. We opened three Mimi’s Cafés in the first quarter of fiscal 2009 compared to one opened in the corresponding period a year ago. For fiscal 2009, we plan to build one new Bob Evans Restaurant and to rebuild five existing restaurants. At Mimi’s, we expect to open a total of 12 new restaurants in fiscal 2009 compared to 17 openings in fiscal 2008.
          The food products segment experienced a sales increase of $7.7 million, or 12.0%, in the first quarter of fiscal 2009 compared to the corresponding period a year ago. The sales increase was due largely to a 13% increase in the volume of comparable products sold (principally sausage and refrigerated mashed potatoes) in the first quarter of fiscal 2009 compared to the corresponding period a year ago. Comparable products sold is calculated using the same products in both periods and excludes new products. We plan to continue our strategy of growing through successful product introductions and additional points of distribution. We are also making solid progress in penetrating supercenter retail stores, which provides another high-volume sales channel for our food products. See the “BEST Brand Builders” section for further discussion of new products and distribution.
Cost of Sales
          Consolidated cost of sales (cost of materials) was 29.6% of sales in the first quarter of fiscal 2009 and 2008.
          In the first quarter of fiscal 2009, restaurant segment cost of sales (predominantly food cost) was unchanged as a percent of sales from the corresponding period last year at 25.5% of sales. As a result of our purchasing and procurement initiatives and a favorable shift in product mix, we were able to minimize the impact of commodity price increases in the quarter.
          The food products segment cost of sales ratio was 50.6% of sales in the first quarter this year versus 52.5% of sales in the corresponding period a year ago. The decrease in the food products segment cost of sales ratio in the first quarter was due to a 31% decrease in hog costs this quarter versus the same quarter last year ($28.69 per hundredweight compared to $41.53 per hundredweight). To a lesser extent, the decrease in the food products cost of sales ratio can also be attributed to productivity initiatives that improved hog yields.
Operating Wage and Fringe Benefit Expenses
          Consolidated operating wage and fringe benefit expenses (“operating wages”) were 34.7% of sales in the first quarter of fiscal 2009 compared to 36.2% of sales in the corresponding period last year. In the first quarter of fiscal 2009, the operating wage ratio decreased in the restaurant segment and remained flat in the food products segment when compared to the corresponding period last year.
          In the restaurant segment, operating wages were 39.1% of sales in the first quarter of fiscal 2009 compared to 40.5% of sales in the corresponding period last year. The improvement in the operating wage ratio was the result of effective labor management at both of our restaurant concepts, leverage from improved same-store sales at Bob Evans Restaurants, and lower health care expenses. These benefits more than offset the negative leverage due to same-store sales declines at Mimi’s. See the “BEST Brand Builders” section for further discussion of labor management.
          In the food products segment, operating wages were 12.2% of sales in the first quarter of both fiscal 2009 and 2008.
Other Operating Expenses
          More than 94% of other operating expenses (“operating expenses”) occurred in the restaurant segment in the first quarters of both fiscal 2009 and fiscal 2008. The most significant components of operating expenses were utilities, restaurant marketing and advertising, restaurant supplies, repair and maintenance, rent, non-income taxes and credit card processing fees. Consolidated operating expenses were 16.7% of sales in the first quarter of fiscal 2009 compared to 16.2% of sales in the corresponding period last year.
          In the restaurant segment, operating expenses were 18.9% of sales in the first quarter of fiscal 2009 compared to 18.1% of sales in the corresponding period last year. The fluctuation is primarily due to the timing of marketing expenses, which were $1.9 million higher in the first quarter this year compared to the same period a year ago. We expect this variance to reverse over the course of the fiscal year, primarily in the second quarter. The segment also experienced higher utility costs.
          In the food products segment, the operating expense ratio was 5.4% of sales in the first quarter of fiscal 2009 compared to 5.7% of sales in the corresponding period last year. The decrease was due to better leveraging of costs as a result of increased sales volume as discussed in the “Sales” section above.
Selling, General and Administrative Expenses
          Consolidated selling, general and administrative (“S,G&A”) expenses were 9.1% of sales in the first quarter of fiscal 2009 compared to 8.4% of sales in the corresponding period last year. The most significant components of S,G&A expenses were wages and fringe benefits, food products advertising expense and food products transportation costs. Additionally, as mentioned previously, S,G&A was negatively impacted by an approximately $0.7 million charge for a legal settlement. There were also no gains on the sale of real estate in the first quarter of fiscal 2009 compared to $1.1 million in the corresponding period last year.
          We adopted FAS No. 123 (R), “Share-Based Payment,” in the first quarter of fiscal 2007. The most significant aspect of this accounting pronouncement was the new requirement to expense the fair value of stock option grants. We significantly reduced the issuance of stock options and implemented a performance incentive plan that predominantly uses restricted stock, stock grants and cash awards. Pre-tax expense associated with stock options and the performance incentive plan was $4.8 million in the first quarter of fiscal 2009 compared to $4.0 million in the corresponding period last year. Of the fiscal 2009 amount, $3.7 million was recorded in the restaurant segment and $1.1 million was recorded in the food products segment. Of the fiscal 2008 amount, $3.1 million was recorded in the restaurant segment and $0.9 million was recorded in the food products segment. Nearly all of this expense is reflected in S,G&A. We expect the expense associated with stock options and the performance plan to approximate $7.7 million for all of fiscal 2009 compared to $6.3 million recorded for the full year in fiscal 2008.
          In the first quarter of fiscal 2009, the food products segment S,G&A was 20.8% of sales compared to 21.3% of sales in the corresponding period last year. The decrease was due to better leveraging of costs as a result of increased sales volume as discussed in the “Sales” section above.
Interest
          Net interest expense was $2.9 million in the first quarter of fiscal 2009 compared to $2.2 million in the corresponding period last year. The increase resulted from additional debt incurred to fund our fiscal 2008 share repurchase program. First-quarter net interest expense included $0.1 million of gross interest income and $3.0 million of gross interest expense in fiscal 2009. In the first-quarter of fiscal 2008, net interest expense included $0.3 million of gross interest income and $2.5 million of gross interest expense. The $3.0 million of gross interest expense in the first quarter of fiscal 2009 included $1.1 million of interest expense on variable-rate debt with the remainder on fixed rate debt. The $2.5 million of gross interest expense in the first quarter of fiscal 2008 included $0.1 million of interest expense on variable-rate debt with the remainder on fixed-rate debt.
          At July 25, 2008, our outstanding debt included $141.0 million on our variable-rate revolving lines of credit and $160.0 million on our fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable rate debt. For example, a 1% increase in the benchmark rate used for our revolving line of credit would increase our annual interest expense by $1.4 million assuming the $141.0 million outstanding at the end of the first quarter was outstanding for the entire year.
          After the close of the first quarter of fiscal 2009, we completed a private placement of $70 million in senior unsecured fixed-rate notes. We used the proceeds to replace existing debt. See Note 6 for further discussion.
Taxes
          The combined federal and state income tax rates were 33.1% in the first quarter of fiscal 2009 versus 31.0% a year ago. The year-over-year increase is primarily the result of state tax law changes. We anticipate the annual effective tax rate for the entire year of fiscal 2009 to approximate 34.5% to 35%. We re-evaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.
Liquidity and Capital Resources
          Cash generated from operations and draws on our revolving lines of credit have been used as the main source of funds for working capital requirements and capital expenditures. Cash and equivalents totaled $6.0 million at July 25, 2008. The bank lines of credit are available for liquidity needs, capital expansion and repurchases of Bob Evans common stock, and $141.0 million was outstanding on these lines of credit at July 25, 2008. Draws on the lines of credit are limited by the amount of our standby letters-of-credit, which totaled $2.5 million at July 25, 2008.
          During the first quarter of fiscal 2009, we did not repurchase any shares of our outstanding common stock. We plan to repurchase approximately one million shares this fiscal year, and are authorized to repurchase up to three million total shares under the program in fiscal 2009.
          Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $21.6 million in the first quarter of fiscal 2009 compared to $27.9 million in the corresponding period last year. For fiscal 2009, we decreased the growth rate of Bob Evans Restaurants and Mimi’s to approximately 1 and 12 new locations, respectively. Bob Evans Restaurants and Mimi’s openings in fiscal 2008 were 2 and 17 new locations, respectively. We expect capital spending to approximate $100.0 million for all of fiscal 2009, compared to the fiscal 2008 level of $121.0 million. The decrease in capital needs is due to the lower number of expected Mimi’s openings. Declining sales trends coupled with poor economic trends and high operating costs in certain parts of the country, particularly in California, Florida, Arizona and Nevada, could affect our future development plans and capital spending for Mimi’s.
          After the close of the first quarter of fiscal 2009, we completed a private placement of $70 million in senior unsecured fixed-rate notes. We used the proceeds to replace existing debt. See Note 6 for further discussion.
BEST Brand Builders
          In 2007, we introduced an overall internal approach to managing the company, which we refer to as our BEST (Bob Evans Special Touch) Brand Builders, to unlock the national potential of our premium regional brands. In 2009, we are still focused on driving those same key objectives. The five Brand Builders are as follows:
•	Win together as a team

•	Consistently drive sales growth

•	Improve margins with an eye on customer satisfaction

•	Be the BEST at operations execution

•	Increase returns on invested capital
          Winning together as a team means getting everyone at the company strategically aligned and focused on the same common goals. Ultimately as a public company, winning translates into earnings per share, and we were able to increase diluted earnings per share for the first quarter of fiscal 2009 by 18.4% over the corresponding period last year. One significant project that helps us win together as a team is Project BEST Way. The goal of this program is to achieve efficiencies and productivities in all business units over the next five years. This is being accomplished through a variety of initiatives including strategic menu pricing and implementing a new POS system and new labor forecasting and scheduling programs. We have also consolidated all of our purchasing programs for the entire company and have seen success with purchasing initiatives that have allowed us to keep our cost of sales flat in a difficult commodities environment.
          The second Brand Builder is to consistently drive sales growth. Our number one priority is to increase same-store sales, and we are pleased that Bob Evans Restaurants have now achieved eight consecutive quarters of positive same-store sales. We have strengthened our ability to keep the pipeline full of compelling new products with a homestyle Bob Evans’ twist, such as our Big Farm Salads, two new Knife and Fork sandwiches, Bob-B-Q baby back ribs and oven-roasted chicken.
          Mimi’s has experienced five consecutive quarters of negative same-store sales in a challenging casual dining environment. One of our primary strategies at Mimi’s is to revitalize same-store sales, and we are currently focused on driving top-line performance with our right-size, right-price “Just Enough” menu. The “Just Enough” lunch program was rolled out in May, and the dinner program was just launched in August. Additionally, we are looking at strategies to build the Mimi’s brand using more traditional forms of marketing, advertising and promotion, whereas historically we have relied on “word-of-mouth” advertising.
          In our food products segment, our sales momentum remains very strong in large part due to our product innovation. Our refrigerated mashed potatoes and other recently introduced side dishes have been successful. During the first quarter, we introduced three new products: new natural-cased bratwursts and Italian grilling sausage, as well as a 24-count sausage, egg and cheese burrito for wholesale club retailers. We are also building sales by adding new points of distribution.
          The third Brand Builder is to improve margins with an eye on customer satisfaction. We eliminated a total of 2.6 million labor hours from our restaurant segment during fiscal 2008, and we took an additional 560,000 hours out during the first quarter of this year. The reduction in hours was achieved while still maintaining our customer satisfaction scores and decreasing the number of customer complaints at Bob Evans Restaurants. We believe there is still an opportunity to further reduce labor costs in our restaurant segment without sacrificing speed of service or customer satisfaction.

          Our food costs are subject to changes in the commodity markets. With our program to consolidate procurement and purchasing activities, we have helped mitigate the impact of increasing commodity costs. The current test of our new point-of-sale system at Bob Evans Restaurants is going well and we plan to begin the rollout during the second quarter, which is expected to be completed by the end of fiscal 2010. This new technology will help to simplify our order entry, achieve more precise labor scheduling and compare our food costs with theoretical food costs. We believe these benefits are key to improving margins at the restaurant level.
          With the softening of sales at Mimi’s, our efforts to improve profitability are taking on a greater sense of urgency. The primary focus for the entire Mimi’s team is driving positive same-store sales and improving profitability. Mimi’s, like Bob Evans Restaurants, made progress on managing labor costs during the first quarter, but we believe there remains further opportunity to reduce unproductive labor hours and pre-opening costs. Another one of our primary strategies at Mimi’s is to re-engineer the cost structure to enable us to build brand awareness through traditional advertising and promotion without having a negative impact on margins. We have identified savings in five key areas to offset the incremental marketing expenses: procurement, operations, menu re-engineering, corporate general and administrative expenses, and pre-opening expenses.
          In the food products segment, we continue to benefit from the improved cost structure resulting from the combination of our separate Bob Evans and Owens brands into a single organization. Additionally, margins in the food products segment have been favorably impacted by lower-than-expected hog costs and improved hog yields in the first quarter. However, we have experienced significantly higher hog costs thus far in the second quarter.
          Our fourth Brand Builder is to be the BEST at operations execution. A good way to improve our execution is to decrease employee turnover, and we have made significant progress in that area, reducing Bob Evans Restaurant turnover from 120% in fiscal 2008 to less than 110% in the latest period. We believe Mimi’s turnover remains one of the lowest in the industry at about 100%. We also believe the new point-of-sale system at Bob Evans Restaurants will be a helpful tool to attract and retain employees, as it is considerably easier to learn than the manual process we use today.
          At Mimi’s, we have just launched a national guest feedback system. The new system will provide better insight regarding customer satisfaction and help us improve operations execution.
          Our fifth and final Brand Builder is to increase returns on invested capital. As we stated, we are not going to open large numbers of new Bob Evans Restaurants until projected returns improve. We are planning to build one new Bob Evans Restaurant in fiscal 2009 and we have decreased the planned number of rebuilds to five in 2009 from eight in fiscal 2008.
          We now plan to open 12 new Mimi’s Cafés in fiscal 2009. However, we will continue to reevaluate future development plans based on the current macroeconomic issues that have adversely impacted consumer spending in many of Mimi’s key markets.
          In the food products segment, we are implementing several plant rationalization strategies from studies conducted last year. In June 2008, we began an approximately $16.0 million expansion at our Sulphur Springs, Texas plant, which produces fully-cooked convenience items. The expansion is scheduled to be complete in the Spring of 2009.
          We are not particularly interested in pursuing acquisitions, although we would certainly consider potential deals on an opportunistic basis. We are currently paying a quarterly cash dividend of $0.14 per share. Our Board of Directors will continue to reassess our dividend policy on a regular basis as we compare our yield and payout ratio to our peers. Finally, while we did not repurchase any shares under our stock repurchase program in the first quarter, we plan to repurchase approximately one million shares in fiscal 2009, depending upon market conditions. The Board has authorized the repurchase of up to three million shares for fiscal 2009. Other than capital expenditures, our share repurchase program is likely to be the primary use of our surplus cash flow.
          In summary, we remain focused on the five BEST Brand Builders, and continue to implement them with a sense of urgency.
Business Outlook
          We were generally pleased with our overall results for the first quarter, especially with the continued positive same-store sales trends at Bob Evans Restaurants and a solid performance in the food products segment. Diluted earnings per share for the quarter were $0.45, up from $0.38 a year ago.
          We are projecting net interest expense of approximately $15.5 million to $16.0 million for all of fiscal 2009, up from $11.0 million in fiscal 2008. Our effective tax rate will approximate 34.5% to 35.0% for all of fiscal 2009 compared to 32.6% in fiscal 2008. We project average diluted shares outstanding to be between 30.5 and 31.0 million for the year.
          We expect capital expenditures to approximate $100 million in fiscal 2009, which is still significantly below our capital spending in fiscal 2008 of $121.0 million. We expect to open 12 new Mimi’s Cafés, 1 new Bob Evans Restaurant, and expand our food products distribution capability in fiscal 2009. We are concerned about Mimi’s sales and profit trends, especially in parts of the country where economic conditions have adversely impacted consumer spending particularly hard, most notably in California, Florida, Arizona and Nevada. These trends could affect our future development plans for Mimi’s, which in turn could adversely impact the valuation of the intangible assets (including goodwill) associated with Mimi’s.
          As we move into our second fiscal quarter, we expect ongoing macroeconomic conditions to be challenging. Bob Evans Restaurants remain focused on driving labor efficiencies and food cost controls to maintain profitability while the introduction of our new fall menu items is designed to bolster softening sales traffic. Mimi’s continues to face a very difficult consumer dining environment created by increased labor and commodity costs, decreased consumer spending especially in Mimi’s key markets and fierce competition. During the second quarter, Mimi’s will focus efforts on controlling labor and commodity costs and developing new marketing initiatives to improve continued declining sales and promote awareness of the “Just Enough” menu. During the second quarter, the food products segment may be challenged by significantly increasing hog costs. The food products team will continue to drive sales and distribution growth while controlling promotional spending to maintain levels of profitability.

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
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 25, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In May 2008, the Board of Directors authorized a share repurchase program for fiscal 2009. The program authorizes Bob Evans to repurchase, through April 24, 2009, up to three million shares of its outstanding common stock. During the three fiscal months ended July 25, 2008, no shares were purchased under the share repurchase program. The following table provides information on Bob Evans purchases of its common stock during the three fiscal months ended July 25, 2008:

				Total Number of	Maximum Number of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		Per Share	Programs	Programs
4/26/08-5/23/08	—		$—	—	3,000,000
5/24/08-6/20/08	500	(a)	$—	—	3,000,000
6/21/08-7/25/08	—		$—	—	3,000,000
Total	500	(a)	$—	—	3,000,000

(a)	Represents 500 shares of common stock repurchased by Bob Evans in connection with employee stock-for-stock exercises of stock options.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not Applicable
ITEM 5. OTHER INFORMATION.
Not Applicable
ITEM 6. EXHIBITS.

Exhibit No.	Description	Location

4.1	Note Purchase Agreement, dated July 28, 2008, by and among Bob Evans Farms, Inc., BEF Holding Co., Inc. and the Purchases named therein	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2008 (File No. 0-01667)

4.2	Subsidiary Guaranty, dated as of July 28, 2008, by Mimi’s Café, LLC	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 31, 2008 (File No. 0-01667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.
By:	/s/ Steven A. Davis
Steven A. Davis
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Donald J. Radkoski*
Donald J. Radkoski*
Chief Financial Officer (Principal Financial Officer)

September 3, 2008
          Date

*      Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated September 3, 2008
Bob Evans Farms, Inc.

Exhibit No.	Description	Location

4.1	Note Purchase Agreement, dated July 28, 2008, by and among Bob Evans Farms, Inc., BEF Holding Co., Inc. and the Purchases named therein	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2008 (File No. 0-01667)

4.2	Subsidiary Guaranty, dated as of July 28, 2008, by Mimi’s Café, LLC	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 31, 2008 (File No. 0-01667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith