Form 10-Q
period 2008-10-24
EVANS BOB FARMS INC
filed 2008-12-03
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 24, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 21, 2008, the registrant had issued 42,638,118 common shares, of which 30,699,021 were outstanding.

BOB EVANS FARMS, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	Oct. 24, 2008	April 25, 2008
	Unaudited	Audited
ASSETS
Current assets
Cash and equivalents	$14,596	$7,669
Accounts receivable	25,188	19,951
Inventories	30,960	31,345
Deferred income taxes	10,072	10,072
Prepaid expenses	3,114	1,267
Assets held for sale	570	1,179

Total Current Assets	84,500	71,483

Property, plant and equipment	1,598,900	1,560,079
Less accumulated depreciation	593,964	561,677

Net Property, Plant and Equipment	1,004,936	998,402

Other assets
Deposits and other	4,097	4,187
Long-term investments	19,655	20,278
Goodwill	57,729	57,729
Other intangible assets	54,547	54,957

Total Other Assets	136,028	137,151

	$1,225,464	$1,207,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$102,700	$138,500
Current maturities of long-term debt	26,904	26,904
Accounts payable	33,427	30,013
Dividends payable	4,311	4,286
Federal and state income taxes	1,449	8,528
Accrued non-income taxes	23,036	22,673
Accrued wages and related liabilities	26,650	32,853
Self insurance	25,013	22,777
Deferred revenue	11,059	12,804
Other accrued expenses	25,392	26,866

Total Current Liabilities	279,941	326,204

Long-term liabilities
Deferred compensation	25,700	26,478
Federal and state income taxes	16,372	16,542
Deferred income taxes	70,978	69,684
Deferred rent	23,154	22,407
Long-term debt	176,192	133,096

Total Long-Term Liabilities	312,396	268,207

Stockholders’ equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at Oct. 24, 2008, and April 25, 2008	426	426
Preferred stock, $500 par value; authorized 1,200 shares; issued 120 shares at Oct. 24, 2008, and April 25, 2008	60	60
Capital in excess of par value	171,945	169,087
Retained earnings	774,475	757,952
Treasury stock, 11,843,083 at Oct. 24, 2008, and 12,026,773 shares at April 25, 2008, at cost	(313,779)	(314,900)

Total Stockholders’ Equity	633,127	612,625

	$1,225,464	$1,207,036

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	Oct. 24, 2008	Oct. 26, 2007	Oct. 24, 2008	Oct. 26, 2007
Net Sales	$435,455	$426,255	$875,742	$850,879

Cost of sales	137,219	127,978	267,615	253,546
Operating wage and fringe benefit expenses	150,377	149,483	303,082	303,268
Other operating expenses	71,204	69,951	144,764	138,800
Selling, general and administrative expenses	35,998	33,906	76,165	69,720
Depreciation and amortization expense	20,375	18,973	40,314	38,056

Operating Income	20,282	25,964	43,802	47,489

Net interest expense	3,434	2,661	6,319	4,878

Income Before Income Taxes	16,848	23,303	37,483	42,611

Provision for income taxes	5,509	7,819	12,335	13,804

Net Income	$11,339	$15,484	$25,148	$28,807

Earnings Per Share — Basic	$0.37	$0.45	$0.82	$0.83

Earnings Per Share — Diluted	$0.37	$0.45	$0.81	$0.83

Cash Dividends Paid Per Share	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(Dollars in thousands)
	Six Months Ended
	Oct. 24, 2008	Oct. 26, 2007
Operating activities:
Net income	$25,148	$28,807

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,314	38,056
Gain on disposal of assets	(404)	(1,932)
Loss (gain) on long-term investments	2,116	(1,325)
Deferred compensation	(778)	2,724
Compensation expense attributable to stock plans	5,102	4,119
Deferred income taxes	1,294	—
Deferred rent	747	1,028
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(5,237)	(145)
Inventories	385	(3,303)
Prepaid expenses	(1,847)	(1,970)
Accounts payable	3,414	(746)
Federal and state income taxes	(7,249)	(1,580)
Accrued wages and related liabilities	(6,203)	(5,991)
Self insurance	2,236	2,259
Accrued non-income taxes	363	2,132
Deferred revenue	(1,745)	(1,471)
Other accrued expenses	(1,474)	7,953

Net cash provided by operating activities	56,182	68,615

Investing activities:
Purchase of property, plant and equipment	(47,252)	(62,066)
Proceeds from sale of property, plant and equipment	1,938	9,257
Purchase of long-term investments	(1,604)	—
Other	90	(52)

Net cash used in investing activities	(46,828)	(52,861)

Financing activities:
Cash dividends paid	(8,599)	(9,748)
(Payments) borrowings on lines of credit	(35,800)	84,836
Proceeds from debt issuance	70,000	—
Principal payments on long-term debt	(26,904)	(46,333)
Purchase of treasury stock	(3,023)	(71,283)
Proceeds from issuance of treasury stock	1,610	7,005
Excess tax benefits from stock-based compensation	289	1,039

Net cash used in financing activities	(2,427)	(34,484)

Increase (decrease) in cash and equivalents	6,927	(18,730)

Cash and equivalents at the beginning of the period	7,669	29,287

Cash and equivalents at the end of the period	$14,596	$10,557

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.	Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. Except as described in this Form 10-Q, no significant changes have occurred in the disclosures made in Bob Evans’ Form 10-K for the fiscal year ended April 25, 2008 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).

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

The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended		Six Months Ended
	Oct. 24, 2008	Oct. 26, 2007	Oct. 24, 2008	Oct. 26, 2007

Basic	30,822	34,091	30,775	34,500
Effect of dilutive stock options	108	261	146	339

Diluted	30,930	34,352	30,921	34,839

3.	Stock-Based Compensation

Effective April 29, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment,” using the modified-prospective transition method. Accordingly, stock-based compensation is measured based on the fair value of the award on the grant date, and is recognized over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees (as determined under the terms of the compensation plan under which the award is granted) are subject to immediate expensing in full upon grant. Total stock-based compensation expense of $1.3 million and $0.9 million for the second quarters of fiscal 2009 and 2008, respectively, and $5.1 million and $4.1 million for the first six months of fiscal 2009 and 2008, respectively, is included in the Consolidated Statements of Income.

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

	(in thousands)
	Three Months Ended		Six Months Ended
	Oct. 24, 2008	Oct. 26, 2007	Oct. 24, 2008	Oct. 26, 2007

Sales
Restaurant operations	$357,230	$356,168	$725,373	$716,357
Food products	87,099	79,895	168,224	153,476

	444,329	436,063	893,597	869,833
Intersegment sales of food products	(8,874)	(9,808)	(17,855)	(18,954)

Total	$435,455	$426,255	$875,742	$850,879

Operating income
Restaurant operations	$19,370	$19,829	$36,930	$37,939
Food products	912	6,135	6,872	9,550

Total	$20,282	$25,964	$43,802	$47,489

5.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal 2009) for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations. We are currently assessing the impact on our consolidated financial statements of SFAS No. 157 for non-financial assets and non-financial liabilities, to be adopted in fiscal year 2010.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The effective date is 60 days following the SEC’s approval of the PCAOB amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. We do not expect this statement to have an effect on our consolidated financial position or results of operations.

6.	Taxes

Our effective income tax rate is evaluated each quarter and, for the second quarter of fiscal 2009, includes the effects of certain discrete events. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year.

7.	Long-Term Debt

In the second quarter of fiscal 2009, we completed a private placement of $70 million in senior unsecured fixed-rated notes. The notes were issued pursuant to a Note Purchase Agreement dated July 28, 2008. The notes were issued in two series. The $40 million Series A senior notes bear interest at 6.39% and mature on July 28, 2014, with a mandatory prepayment of $20 million due on July 28, 2012. The $30 million Series B senior notes bear interest at 6.39% and mature on July 28, 2013.

The net proceeds from the notes were used to repay outstanding debt under existing bank credit facilities and to repay a portion of the outstanding senior notes we issued in 2004 in connection with our acquisition of SWH Corporation (d/b/a Mimi’s Café).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations
General Overview
          In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. As of Oct. 24, 2008, we owned and operated 709 full-service restaurants, including 570 Bob Evans Restaurants in 18 states and 139 Mimi’s Cafés in 22 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. We also produce and distribute fresh and fully cooked pork products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to warehouses and grocery stores in the East North Central, mid-Atlantic, Southern and Southwestern United States. Revenue, net of promotional discounts, in the food products segment is recognized when products are delivered to the retailer.
          This MD&A contains a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “projects,” “believes,” “intends,” “continues,” “anticipates,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Any statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described in our press releases and filings with the Securities and Exchange Commission. In particular, please refer to the risk factors discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 25, 2008. It is impossible to predict or identify all such risk factors. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. There is also the risk that we may incorrectly analyze these risks or that the strategies developed by us to address them will be unsuccessful. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures in our filings with the Securities and Exchange Commission should also be consulted. All subsequent written and oral forward-looking statements attributable to us, or any person acting on our behalf, are qualified by the cautionary statements in this section.
          The following table reflects data for our second fiscal quarter ended Oct. 24, 2008 (“Q2 2009”), compared to the prior year’s second fiscal quarter ended Oct. 26, 2007 (“Q2 2008”). The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments – restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated		Restaurant		Food Products
	Results		Segment		Segment
(dollars in	Q2	Q2	Q2	Q2	Q2	Q2
thousands)	2009	2008	2009	2008	2009	2008
Net sales	$435,455	$426,255	$357,230	$356,168	$78,225	$70,087
Operating income	$20,282	$25,964	$19,370	$19,829	$912	$6,135

Cost of sales	31.5%	30.0%	25.3%	25.6%	59.7%	52.4%
Operating wages	34.5%	35.1%	39.7%	39.7%	11.1%	11.4%
Other operating	16.3%	16.4%	18.8%	18.5%	5.2%	5.6%
S,G&A	8.3%	8.0%	5.6%	5.8%	20.3%	19.0%
Depr. & amort.	4.7%	4.4%	5.2%	4.8%	2.5%	2.8%

Operating income	4.7%	6.1%	5.4%	5.6%	1.2%	8.8%
The second quarter results for fiscal 2009 and fiscal 2008 include the impact of the following:
•	Consolidated and restaurant results for the second quarter of fiscal 2009 and 2008 included net pre-tax gains of $0.7 million and $1.0 million, respectively, on the sale of various real estate assets, which is reflected as a reduction of S,G&A.
Restaurant Segment Overview
          The ongoing economic and industry-wide factors most relevant to our restaurant segment include: labor and fringe benefit expenses, commodity prices, energy prices, competition, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and other risks such as the economy and weather. For the second quarter of fiscal 2009, the factors that had the greatest positive impact on our restaurant segment profitability were an improvement in food costs and effective labor management. The factor that had the greatest negative impact was weaker than expected same-store sales at Bob Evans Restaurants and Mimi’s.
          Second quarter fiscal 2009 same-store sales decreased 0.5% at Bob Evans Restaurants and decreased 8.3% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income decreased $0.5 million, or 2.3%, in the second quarter of fiscal 2009 compared to the corresponding period last year. Restaurant segment operating income was impacted by pre-tax gains on the sale of real estate of $0.7 million and $1.0 million in the second quarter of fiscal 2009 and fiscal 2008, respectively. We remain focused on improving same-store sales at Bob Evans Restaurants and Mimi’s. We are also continuing our efforts to control labor and food costs, which we believe have been effective in mitigating the impact of increasing commodity costs and higher minimum wages at the federal level and in many of the states where we operate.
Food Products Segment Overview
          The ongoing economic and industry-wide factors most relevant to our food products segment include: sow costs and other commodity costs, transportation and energy costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. While we are pleased with the food products segment’s strong sales growth in the second quarter of fiscal 2009, profitability was negatively impacted by a significant increase in sow costs in the second quarter.
          Food products segment net sales increased 11.6% in the second quarter of fiscal 2009 compared to the same period last year. The higher net sales were largely driven by an 11.3% increase in pounds sold of comparable products (principally sausage and refrigerated mashed potatoes).

          Sow costs represent the majority of food products segment cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. In the second quarter of fiscal 2009, average sow costs increased 27.1% compared with the corresponding period last year. During a 35-day period in the second quarter of fiscal 2009, sow costs nearly tripled, from $19.00 to $59.00 per hundredweight. While we expected an increase in sow costs, the speed and magnitude of the increase were much greater than we had anticipated. The increase in sow costs, slightly offset by improved sow yields, resulted in an increase in cost of sales in the food products segment from 52.4% in the second quarter of fiscal 2008 to 59.7% of net sales in the second quarter of fiscal 2009.
          Operating income in the food products segment decreased $5.2 million, or 85.1%, in the second quarter of fiscal 2009 compared to the corresponding period last year. Operating income in the second quarter was negatively impacted by the increase in sow costs and an increase in promotional expense, as we honored commitments with retailers for promotional price discounts that were made in the first quarter when sow costs were significantly lower.
          In the food products segment, we are in the process of converting from a direct-store-delivery distribution system to a warehouse system, in response to retailers’ needs in certain key markets. As of the end of the second quarter of fiscal 2009, we had converted approximately 70% of our distribution to a warehouse system, and we plan to move increasingly towards this distribution model. The conversion to a warehouse system initially results in some severance costs and higher slotting fees, but is expected to result in a lower cost structure in the long-term.
Sales
          Consolidated net sales increased 2.2% to $435.5 million in the second quarter of fiscal 2009 compared to the corresponding period last year. The increase was comprised of sales increases in the restaurant segment and food products segment of $1.1 million and $8.1 million, respectively. Restaurant sales accounted for 82.0% of consolidated sales in the second quarter of fiscal 2009. For the six-month period ended October 24, 2008, consolidated net sales increased $24.9 million, or 2.9%, compared to the corresponding period last year.
          Restaurant sales increased $1.1 million, or 0.3%, in the second quarter of fiscal 2009 and $9.0 million, or 1.3%, through six months of fiscal 2009 compared to the corresponding periods last year. The sales increase in the second quarter was due to more restaurants in operation at Mimi’s, but was partially offset by same-store sales declines at both of our restaurant concepts. For the six-month period, the sales increase is due to more restaurants in operation at Mimi’s and a year-to-date same-store sales increase for Bob Evans Restaurants, partially offset by a year-to-date same-store sales decline at Mimi’s.
          Bob Evans Restaurants experienced a same-store sales decrease of 0.5% in the second quarter of fiscal 2009, which included an average menu price increase of 2.9%. This broke a string of eight consecutive quarters of positive same store sales at Bob Evans Restaurants. We are committed to the ongoing development of new homestyle products with a Bob Evans twist, operations excellence and compelling marketing to help regain our same-store sales momentum.
          Mimi’s experienced a same-store sales decrease of 8.3% in the second quarter of fiscal 2009, which included an average menu price increase of 2.7%. We believe these results reflect the challenging environment in the casual dining sector, as well as pressures on consumer spending in certain key areas, particularly in California, Arizona, Florida and Nevada, which account for approximately 75% of Mimi’s same-store sales. We are looking at a variety of initiatives to help re-energize same-store sales at Mimi’s restaurants over the near term. See the “BEST Brand Builders” section for further discussion of these initiatives.
          Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.

          The following chart summarizes the restaurant openings and closings during the last six quarters for Bob Evans Restaurants and Mimi’s:
Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2009
1st quarter	571	0	0	571
2nd quarter	571	0	1	570

Fiscal 2008
1st quarter	579	0	0	579
2nd quarter	579	0	0	579
3rd quarter	579	1	0	580
4th quarter	580	1	10	571
Mimi’s:

	Beginning	Opened	Closed	Ending

Fiscal 2009
1st quarter	132	3	0	135
2nd quarter	135	4	0	139

Fiscal 2008
1st quarter	115	1	0	116
2nd quarter	116	2	0	118
3rd quarter	118	8	0	126
4th quarter	126	6	0	132
Consolidated Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2009
1st quarter	703	3	0	706
2nd quarter	706	4	1	709

Fiscal 2008
1st quarter	694	1	0	695
2nd quarter	695	2	0	697
3rd quarter	697	9	0	706
4th quarter	706	7	10	703
          In the second quarters of fiscal 2009 and 2008, we did not open any new Bob Evans Restaurants. We opened four new Mimi’s Cafés in the second quarter of fiscal 2009 compared to two openings in the corresponding period a year ago. For fiscal 2009, we plan to build one new Bob Evans Restaurant and to rebuild four existing restaurants. At Mimi’s, we expect to open a total of 12 new restaurants in fiscal 2009 compared to 17 openings in fiscal 2008.
          The food products segment experienced a sales increase of $8.1 million, or 11.6%, in the second quarter of fiscal 2009 and $15.8 million, or 11.8%, through six months of fiscal 2009 compared to the corresponding periods a year ago. The second-quarter sales increase was due largely to a 11.3% increase in the volume of comparable pounds sold (principally sausage and refrigerated mashed potatoes) compared to the corresponding period a year ago, making this the 27th consecutive quarter of positive comparable pounds sold. Comparable pounds sold is calculated using the same products in both periods and excludes new products. We plan to continue our strategy of growing through successful product introductions and additional points of distribution. We are making solid progress in penetrating supercenter retail stores, which provides another high-volume sales channel for our food products. See the “BEST Brand Builders” section for further discussion of new products and distribution.
Cost of Sales
          Consolidated cost of sales (cost of materials) was 31.5% of sales in the second quarter of fiscal 2009 and 30.6% through six months of fiscal 2009 compared to 30.0% and 29.8% of sales, respectively, in the corresponding periods a year ago.
          In the second quarter of fiscal 2009, restaurant segment cost of sales (predominantly food cost) was 25.3% of sales (25.4% year-to-date) versus 25.6% of sales (25.5% year-to-date) in the corresponding periods last year. As a result of a favorable shift in product mix and our purchasing and procurement initiatives, we were able to mitigate the impact of commodity price increases in the quarter. The shift in product mix is primarily attributable to Mimi’s “Just Enough” menu, which features higher-margin items.
          The food products segment cost of sales ratio was 59.7% of sales in the second quarter (55.3% year-to-date) versus 52.4% of sales (52.5% year-to-date) in the corresponding periods a year ago. The increase in the food products segment cost of sales ratio in the second quarter was due to a 27.1% increase in sow costs this quarter versus the same quarter last year (sow costs averaged $51.19 per hundredweight in the second quarter of fiscal 2009 compared to $40.29 per hundredweight in the second quarter of fiscal 2008). The impact of higher sow costs on the food products cost of sales ratio was slightly offset by productivity initiatives that improved sow yields.
Operating Wage and Fringe Benefit Expenses
          Consolidated operating wage and fringe benefit expenses (“operating wages”) were 34.5% of sales in the second quarter of fiscal 2009 and 34.6% of sales through six months of fiscal 2009 compared to 35.1% and 35.6% of sales, respectively, in the corresponding periods last year. In the second quarter of fiscal 2009, the operating wage ratio remained flat in the restaurant segment and decreased in the food products segment when compared to the corresponding period last year.
          In the restaurant segment, operating wages were 39.7% of sales in the second quarter and 39.4% of sales through six months of fiscal 2009 compared to 39.7% and 40.1% of sales, respectively, in the corresponding periods last year. Effective labor management at both of our restaurant concepts and lower health care expenses more than offset the negative leverage due to same-store sales declines at Bob Evans Restaurants in the second quarter and at Mimi’s in the second quarter and year-to-date. See the “BEST Brand Builders” section for further discussion of labor management.
          In the food products segment, operating wages were 11.1% of sales in the second quarter and 11.6% of sales through six months of fiscal 2009 compared to 11.4% and 11.8% of sales, respectively, in the corresponding periods last year. The decrease in the operating wage ratio was due to improved leverage as a result of increased sales volume, as discussed in the “Sales” section above.
Other Operating Expenses
          More than 94% of other operating expenses (“operating expenses”) occurred in the restaurant segment in the second quarters of both fiscal 2009 and fiscal 2008. The most significant components of operating expenses were utilities, restaurant marketing and advertising, restaurant supplies, repair and maintenance, rent, non-income taxes and credit card processing fees. Consolidated operating expenses were 16.3% of sales in the second quarter and 16.5% of sales through six months of fiscal 2009 compared to 16.4% and 16.3% of sales, respectively, in the corresponding periods last year.
          In the restaurant segment, operating expenses were 18.8% of sales in the second quarter and 18.9% of sales through six months of fiscal 2009 compared to 18.5% and 18.3% of sales, respectively, in the corresponding periods last year. The second-quarter increase was primarily a result of higher utility costs, which were partially offset by a $1.2 million reduction in marketing expenses in the second quarter of fiscal 2009 as a result of a shift in media spend to the first fiscal quarter this year.
          In the food products segment, the operating expense ratio was 5.2% of sales in the second quarter and 5.3% through six months of fiscal 2009 compared to 5.6% and 5.7% of sales, respectively, in the corresponding periods last year. The decrease was due to better leveraging of costs as a result of increased sales volume, as discussed in the “Sales” section above.
Selling, General and Administrative Expenses
          Consolidated selling, general and administrative (“S,G&A”) expenses were 8.3% of sales in the second quarter of fiscal 2009 and 8.7% of sales through six months of fiscal 2009 compared to 8.0% and 8.2% of sales, respectively, in the corresponding periods last year. The most significant components of S,G&A expenses in the second quarter of fiscal 2009 were wages and fringe benefits, food products advertising expense and food products transportation costs. Additionally, there were $0.7 million in pre-tax gains on the sale of real estate in the second quarter of fiscal 2009 compared to $1.0 million in the corresponding period last year. Year-to-date, net pre-tax gains on the sale of real estate totaled $0.7 million this year compared to $2.0 million last year. Also year-to-date, S,G&A was negatively impacted by an approximately $0.7 million charge for a legal settlement in the first quarter of 2009.
          We adopted FAS No. 123 (R), “Share-Based Payment,” in the first quarter of fiscal 2007. The most significant aspect of this accounting pronouncement was the requirement to expense the fair value of stock option grants. We significantly reduced the issuance of stock options and implemented a performance incentive plan that predominantly uses restricted stock, stock grants and cash awards. Pre-tax expense associated with stock options and the performance incentive plan was $1.0 million in the second quarter of fiscal 2009 and $5.8 million through six months of fiscal 2009 compared to $0.7 million and $4.7 million, respectively, in the corresponding periods last year. Of the fiscal 2009 amount, $0.8 million ($4.5 million year-to-date) was recorded in the restaurant segment and $0.2 million ($1.3 million year-to-date) was recorded in the food products segment. Of the fiscal 2008 amount, $0.5 million ($3.6 million year-to-date) was recorded in the restaurant segment and $0.2 million ($1.1 million year-to-date) was recorded in the food products segment. Nearly all of this expense is reflected in S,G&A. We expect the expense associated with stock options and the performance incentive plan to approximate $7.7 million for all of fiscal 2009 compared to $6.3 million recorded for the full year in fiscal 2008.
          Additionally, in the food products segment, SG&A was negatively impacted by a $1.2 million increase in marketing expense in the second quarter of fiscal 2009 compared to the corresponding period a year ago. The increase in the quarter is due to the timing of marketing spend, which was weighted more heavily in the second quarter this year.
Interest
          Net interest expense for the second quarter of fiscal 2009 and through six months of fiscal 2009, compared to the corresponding periods last year, was as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	Oct. 24, 2008	Oct. 26, 2007	Oct. 24, 2008	Oct. 26, 2007

Gross interest expense:
Fixed-rate debt	$2,629	$1,670	$4,492	$4,036
Variable-rate debt	852	1,142	1,939	1,286

	$3,481	$2,812	$6,431	$5,322
Gross interest income	(47)	(151)	(112)	(444)

Net interest expense	$3,434	$2,661	$6,319	$4,878

          The increase in interest expense is primarily the result of additional debt incurred to fund our share repurchase program.
          At Oct. 24, 2008, our outstanding debt included $102.7 million on our variable-rate revolving lines of credit and $203.1 million on our fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1% increase in the benchmark rate used for our revolving line of credit would increase our annual interest expense by approximately $1.0 million assuming the $102.7 million outstanding at the end of the second quarter was outstanding for the entire year.
          At the beginning of the second quarter of fiscal 2009, we completed a private placement of $70.0 million in senior unsecured fixed-rate notes. We used the proceeds to replace existing debt.
Taxes
          The combined federal and state income tax rates were 32.7% in the second quarter of fiscal 2009 versus 33.6% a year ago. The year-over-year decrease is primarily due to the impact of federal tax credits, mainly work-opportunity and FICA tip credits, which have remained relatively consistent with prior periods despite the decrease in pre-tax income. We anticipate the annual effective tax rate for the entire year of fiscal 2009 to approximate 33.0%. We re-evaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.
Liquidity and Capital Resources
          Cash generated from operations and draws on our revolving lines of credit have been used as the main source of funds for working capital requirements and capital expenditures. Cash and equivalents totaled $14.6 million at Oct. 24, 2008. The bank lines of credit of $180.0 million are available for liquidity needs, capital expansion and repurchases of Bob Evans common stock, and $102.7 million was outstanding on these lines of credit at Oct. 24, 2008. Draws on the lines of credit are limited by the amount ($2.5 million at Oct. 24, 2008) on certain of our standby letters-of-credit.
          During the second quarter of fiscal 2009, we repurchased 104,000 shares of our outstanding common stock. We plan to repurchase approximately one million shares this fiscal year, and are authorized to repurchase up to three million total shares under the program in fiscal 2009.
          Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $47.3 million through six months of fiscal 2009 compared to $62.1 million in the corresponding period last year. For fiscal 2009, we decreased the growth rate of Bob Evans Restaurants and Mimi’s to approximately 1 and 12 new locations, respectively. Bob Evans Restaurants and Mimi’s openings in fiscal 2008 were 2 and 17 new locations, respectively. We expect capital spending to approximate $100.0 million for all of fiscal 2009, compared to the fiscal 2008 level of $121.0 million. The decrease in capital needs is due to the lower number of expected Mimi’s openings. Declining sales trends coupled with poor economic trends and high operating costs in certain parts of the country, particularly in California, Florida, Arizona and Nevada, could affect our future development plans and capital spending for Mimi’s.
          At the beginning of the second quarter of fiscal 2009, we completed a private placement of $70 million in senior unsecured fixed-rate notes. We used the proceeds to replace existing debt.
BEST Brand Builders
          In 2007, we introduced an overall internal approach to managing the company, which we refer to as our BEST (Bob Evans Special Touch) Brand Builders, to unlock the national potential of our premium regional brands. In fiscal 2009, we are still focused on driving those same key objectives. The five Brand Builders are as follows:
•	Win together as a team

•	Consistently drive sales growth

•	Improve margins with an eye on customer satisfaction

•	Be the BEST at operations execution

•	Increase returns on invested capital
          Winning together as a team means getting everyone at our company strategically aligned and focused on the same common goals. One significant project that helps us win together as a team is Project BEST Way, which we rolled out in fiscal 2007. The goal of this program is to achieve efficiencies and productivities in all business units over the next five years. This is being accomplished through a variety of initiatives, including strategic menu pricing and implementing a new point-of-sale system at Bob Evans Restaurants and new labor forecasting and scheduling programs at Bob Evans Restaurants and Mimi’s. We have also consolidated all of our purchasing programs for the entire company into our supply chain department and have seen success with purchasing initiatives that have allowed us to keep our cost of sales relatively flat in a difficult commodities environment. One new example of winning together as a team is the kick-off of Mimi’s Project 2010, which consists of a cross-functional internal team focused on improving Mimi’s sales and profitability over the next two to five years as part of a long-term strategic plan.
          The second Brand Builder is to consistently drive sales growth. Our number one priority in the restaurant segment is to increase same-store sales. Bob Evans experienced a slight decrease in same-store sales of 0.5% in the second quarter of fiscal 2009. However, we continue to concentrate on product development and innovation. For example, we recently introduced our new chicken-fried chicken Deep-Dish Dinner, as well as a cranberry apple pork loin entree. We are also providing in-store bounce back coupons to encourage guests to return at dinner and utilizing local store marketing in economically challenged areas. Additionally, we have added more than 800 new points of distribution for our gift cards, including the addition of two major retailers.
          Mimi’s has experienced six consecutive quarters of negative same-store sales in a challenging casual dining environment. One of our primary strategies at Mimi’s is to revitalize same-store sales, and we are currently focused on driving top-line performance with our right-size, right-price “Just Enough” menu. The “Just Enough” lunch program was rolled out in the first quarter of fiscal 2009, and the dinner program was launched in August. Additionally, we recently hired three new marketing people at Mimi’s, and are re-allocating existing funds to create a pool of marketing dollars to communicate the “All Day Fresh Café” brand positioning using print and digital advertising. We also implemented suggestive sell training for our Mimi’s servers to help drive average check, and we introduced new in-store merchandising to aid with suggestive selling and to promote carryout business. As Bob Evans has been successful in developing a pipeline of new products, Mimi’s is in the process of adopting the same strategy for a steady stream of new products.
          In our food products segment, our sales momentum remains very strong due in large part to our product innovation. Our refrigerated mashed potatoes and other recently introduced side dishes have been extremely successful. During the second quarter of fiscal 2009, we introduced several new products including: five varieties of smoked sausage, family-size mashed potatoes, family-size macaroni and cheese, family-size sausage and gravy, and slow-roasted chicken breast in gravy. We are also building sales by adding new points of distribution.
          The third Brand Builder is to improve margins with an eye on customer satisfaction. We eliminated a total of 2.6 million labor hours from our restaurant segment during fiscal 2008, and we took an additional 480,000 hours out of our comparable store base during the second quarter of fiscal 2009 (1.0 million hours year-to-date). The reduction in hours was achieved while still maintaining our customer satisfaction scores and decreasing the number of customer complaints at Bob Evans Restaurants. We believe there is still an opportunity to further reduce labor costs in our restaurant segment without sacrificing speed of service or customer satisfaction.
          Our food costs are subject to changes in the commodity markets. We believe our purchasing activities have helped mitigate the impact of increasing commodity costs. The new point-of-sale system is currently in 44 Bob Evans Restaurants, and the rollout is expected to be complete by the end of fiscal 2010. This new technology will help to simplify our order entry, achieve more precise labor scheduling and compare our food costs with theoretical food costs. We believe these benefits are key to improving margins at Bob Evans Restaurants.
          With the continued softening of sales at Mimi’s, our efforts to improve profitability are taking on a greater sense of urgency. The primary focus for the entire Mimi’s team is driving positive same-store sales and improving profitability. As mentioned previously, Mimi’s Project 2010 is focused on a long-range strategic plan to achieve those goals over the next two to five years. Mimi’s, like Bob Evans Restaurants, made progress on managing labor costs during the second quarter, but we believe there remains further opportunity to reduce unproductive labor hours. Another one of our primary strategies at Mimi’s is to re-engineer the cost structure to enable us to build brand awareness through traditional advertising and promotion without having a negative impact on margins. We have identified savings in five key areas to offset the incremental marketing expenses: procurement, operations, menu re-engineering, corporate general and administrative expenses, and pre-opening expenses.
          Our fourth Brand Builder is to be the BEST at operations execution. We believe that operations execution improves when employee turnover is decreased. We have made significant progress in this area, reducing Bob Evans Restaurant turnover from 120% in fiscal 2008 to less than 110% in the latest period. We believe Mimi’s turnover remains one of the lowest in the industry at about 100%. We also believe the new point-of-sale system at Bob Evans Restaurants will be a helpful tool to attract and retain employees, as it is considerably easier to learn than the old manual system.
          At Mimi’s, we implemented a national guest feedback system in the first quarter of fiscal 2009. The new system provides better insight regarding customer satisfaction which we believe will help us improve operations execution. We also developed a new to-go survey to provide us better insight on the satisfaction of our carryout customers, including feedback specific to each restaurant location.
          Our fifth and final Brand Builder is to increase returns on invested capital. As we stated, we are not going to open large numbers of new Bob Evans Restaurants until projected returns improve. We are planning to build one new Bob Evans Restaurant in fiscal 2009 and we have decreased the planned number of rebuilds to four in 2009 from eight in fiscal 2008. In addition, we have reimaged 14 Bob Evans Restaurants to date in fiscal 2009.
          We now plan to open 12 new Mimi’s Cafés in fiscal 2009. However, we will continue to reevaluate future development plans based on the current macroeconomic issues that have adversely impacted consumer spending in many of Mimi’s key markets. In the second quarter, we remodeled two Mimi’s restaurants.
          In June 2008, we began an approximately $16.0 million expansion at our Sulphur Springs, Texas plant, which produces fully-cooked convenience items. The expansion is scheduled to be complete in the spring of 2009.
          We are not particularly interested in pursuing acquisitions, although we would consider potential deals on an opportunistic basis. In the second quarter of 2009, our Board of Directors approved an increase in our quarterly cash dividend from $0.14 to $0.16 per share. Despite the challenges we are facing, we are confident in the overall financial position of our Company, which enabled us to implement this dividend increase. Finally, we repurchased 104,000 shares under our stock repurchase program in the second quarter, and plan to repurchase approximately one million total shares in fiscal 2009, depending upon market conditions. The Board has authorized the repurchase of up to three million shares for fiscal 2009. Other than capital expenditures, our share repurchase program is likely to be the primary use of our surplus cash flow.
          In summary, we remain focused on the five BEST Brand Builders, and continue to implement them with a sense of urgency.
Business Outlook
          We were disappointed with our overall results for the second quarter of fiscal 2009. We experienced negative same-store sales at Bob Evans Restaurants and Mimi’s. The food products segment continued to experience strong sales growth, but profitability was severely affected by the significant increase in sow costs in the second quarter. Diluted earnings per share for the quarter decreased from $0.45 a year ago to $0.37 in the second quarter of fiscal 2009. As a result, we have lowered our guidance for fiscal 2009. Our revised earnings per share estimate for fiscal 2009 is $1.75 to $1.85.
          We are now expecting overall net sales growth of 0.5% to 1.0% for the second half of fiscal 2009 and 1.5% to 2.0% for the full year. This estimate includes same store sales in the negative 1.5% to 2.5% range for Bob Evans Restaurants and same store sales in the negative 5.0% to 7.0% range for Mimi’s in the second half of fiscal 2009.
          In the food product segment we are expecting overall sales growth of 8.0% to 10.0% for the second half of the fiscal year with strong continued growth in comparable pounds sold, as well as expanded retail distribution. We now expect average sow costs of approximately $45.00 to $50.00 per hundredweight in the second half of fiscal 2009.
          We expect continued pressure from minimum wage increases partially offset by continued labor efficiencies in the restaurant segment.
          We anticipate depreciation and amortization of about $81.0 million for the full 2009 fiscal year compared with $77.1 million in fiscal 2008.
          We anticipate restaurant segment operating margins of approximately 5.0% to 5.5% for the second half of fiscal 2009 and approximately 5.0% for the full fiscal year. In the food products segment, we expect operating margins of approximately 8.0% to 10.0% for the second half of fiscal 2009 and approximately 7.0% for the full fiscal year.
          We are projecting net interest expense of approximately $14.0 million to $15.0 million for all of fiscal 2009, up from $11.0 million in fiscal 2008. Our effective tax rate will approximate 33.0% for all of fiscal 2009 compared to 32.6% in fiscal 2008. We project average diluted shares outstanding to be between 30.5 million and 31.0 million for the year compared to 33.3 million in fiscal 2008. We expect to repurchase approximately one million shares during the full fiscal year, but are authorized to purchase up to three million shares during fiscal 2009.
          Finally, we expect capital expenditures to approximate $100.0 million in fiscal 2009, which is still significantly below our capital spending in fiscal 2008 of $121.0 million. We expect to open 12 new Mimi’s Cafés and 1 new Bob Evans Restaurant, and to further expand our food products distribution capability in fiscal 2009.
          In general, we are cautious about the consumer environment for the second half of fiscal 2009 and anticipate the difficult cost environment to continue. As we move into our third fiscal quarter, we expect ongoing macroeconomic conditions to be challenging. We are particularly concerned about Mimi’s sales and profit trends, especially in parts of the country where adverse economic conditions have most severely impacted consumer spending, most notably in California, Florida, Arizona and Nevada. These trends could affect our future development plans for Mimi’s, which in turn could adversely impact the valuation of the intangible assets (including goodwill) associated with Mimi’s.
          Bob Evans Restaurants remain focused on driving labor efficiencies and food cost controls to maintain profitability while the introduction of our new winter menu items is designed to bolster softening sales traffic. Mimi’s continues to face a very difficult consumer dining environment created by increased labor and commodity costs, decreased consumer spending, especially in Mimi’s key markets, and fierce competition. During the third quarter, Mimi’s will focus efforts on controlling labor and commodity costs and developing new marketing initiatives to stem declining sales and promote awareness of the “Just Enough” menu. During the third quarter, the food products segment will continue to be challenged by higher than expected sow costs. The food products team will continue to drive sales and distribution growth and focus on controlling promotional spending to increase levels of profitability.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In May 2008, the Board of Directors authorized a share repurchase program for fiscal 2009. The program authorizes Bob Evans to repurchase, through April 24, 2009, up to three million shares of its outstanding common stock. During the three fiscal months ended Oct. 24, 2008, we purchased 104,132 shares under the share repurchase program. The following table provides information on Bob Evans purchases of its common stock during the three fiscal months ended Oct. 24, 2008:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs
7/26/08-8/22/08	57,682	$29.44	57,682	2,942,318
8/23/08-9/19/08	46,450	$28.51	46,450	2,895,868
9/20/08-10/24/08	—	$—	—	2,895,868
Total	104,132	$29.03	104,132	2,895,868
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)	The Annual Meeting of Stockholders of Bob Evans Farms, Inc. (the “Annual Meeting”) was held on Sept. 8, 2008. At the Annual Meeting, 30,882,872 common shares were outstanding and entitled to vote; and 24,970,738, or 80.9%, of the outstanding common shares entitled to vote were represented in person or by proxy.

(b)	Directors elected at the Annual Meeting:

Cheryl L. Krueger G. Robert Lucas II Eileen A. Mallesch

Directors whose term of office continued after the Annual Meeting:

Larry C. Corbin	Steven A. Davis
Paul S. Williams	Michael J. Gasser
E.W. (Bill) Ingram III	Bryan G. Stockton
(c)	Matters voted upon at the Annual Meeting:

	FOR	AGAINST	ABSTAIN
1) Election of Cheryl L. Krueger	21,673,429	3,261,550	35,759

2) Election of G. Robert Lucas II	23,545,200	1,387,308	38,230

3) Election of Eileen A. Mallesch	23,821,648	1,058,844	90,246

4) Ratification of the selection of Ernst & Young as the Company’s independent registered public accounting firm for fiscal 2009	24,560,810	370,042	39,886
(d)	Not Applicable
ITEM 5. OTHER INFORMATION.
Not Applicable
ITEM 6. EXHIBITS.

Exhibit No.	Description	Location

3.1	Amended and Restated By-Laws of Bob Evans Farms, Inc. (As amended November 19, 2008)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 24, 2008 (File No. 0-01667)

10.1	Line of Credit Note from BEF Holding Co, Inc. to JPMorgan Chase Bank, N.A. dated as of September 30, 2008	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2008 (File No. 0-01667)

10.2	Continuing Guaranty of Bob Evans Farms, Inc. dated as of September 30, 2008	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 6, 2008 (File No. 0-01667)

10.3	Continuing Guaranty of Mimi’s Café, LLC dated as of September 30, 2008	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 6, 2008 (File No. 0-01667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

Exhibit No.	Description	Location

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

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

December 3, 2008 Date

*	Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated December 3, 2008
Bob Evans Farms, Inc.

Exhibit No.	Description	Location

3.1	Amended and Restated By-Laws of Bob Evans Farms, Inc. (As amended November 19, 2008)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 24, 2008 (File No. 0-01667)

10.1	Line of Credit Noted from BEF Holding Co, Inc. to JPMorgan Chase Bank, N.A. dated as of September 30, 2008	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2008 (File No. 0-01667)

10.2	Continuing Guaranty of Bob Evans Farms, Inc. dated as of September 30, 2008	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 6, 2008 (File No. 0-01667)

10.3	Continuing Guaranty of Mimi’s Café LLC dated as of September 30, 2008	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 6, 2008 (File No. 0-01667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith