Form 10-Q
period 2009-01-23
EVANS BOB FARMS INC
filed 2009-03-04
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 23, 2009
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
Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
     As of February 20, 2009, the registrant had issued 42,638,118 common shares, of which 30,697,487 were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS
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
ITEM 5. OTHER INFORMATION.
ITEM 6. EXHIBITS.
SIGNATURES
INDEX TO EXHIBITS
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-31.1
EX-31.2
EX-32.1
EX-32.2

BOB EVANS FARMS, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	Jan. 23, 2009	April 25, 2008
	Unaudited	Audited
ASSETS
Current assets
Cash and equivalents	$15,961	$7,669
Accounts receivable	27,197	19,951
Inventories	27,835	31,345
Deferred income taxes	10,072	10,072
Prepaid expenses	2,498	1,267
Assets held for sale	0	570

Total Current Assets	83,563	70,874

Property, plant and equipment	1,614,395	1,561,632
Less accumulated depreciation	610,316	562,621

Net Property, Plant and Equipment	1,004,079	999,011

Other assets
Deposits and other	4,305	4,187
Long-term investments	16,930	20,278
Goodwill	1,567	57,729
Other intangible assets	42,541	54,957

Total Other Assets	65,343	137,151

	$1,152,985	$1,207,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$86,400	$138,500
Current maturities of long-term debt	26,904	26,904
Accounts payable	29,331	30,013
Federal and state income taxes	9,804	8,528
Accrued non-income taxes	19,218	22,673
Accrued wages and related liabilities	26,438	32,853
Self insurance	25,853	22,777
Deferred revenue	20,234	12,804
Other accrued expenses	27,855	31,152

Total Current Liabilities	272,037	326,204

Long-term liabilities
Deferred compensation	20,991	26,478
Federal and state income taxes	16,141	16,542
Deferred income taxes	64,065	69,684
Deferred rent	23,486	22,407
Long-term debt	176,192	133,096

Total Long-Term Liabilities	300,875	268,207

Stockholders’ equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at January 23, 2009, and April 25, 2008	426	426
Preferred stock, $500 par value; authorized 1,200 shares; issued 0 shares at January 23, 2009, and 120 shares at April 25, 2008	0	60
Capital in excess of par value	172,666	169,087
Retained earnings	722,506	757,952
Treasury stock, 11,939,858 at January 23, 2009, and 12,026,773 shares at April 25, 2008, at cost	(315,525)	(314,900)

Total Stockholders’ Equity	580,073	612,625

	$1,152,985	$1,207,036

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	Jan. 23, 2009	Jan. 25, 2008	Jan. 23, 2009	Jan. 25, 2008

Net Sales	$443,773	$449,702	$1,319,515	$1,300,581

Cost of sales	139,619	134,934	407,234	388,480
Operating wage and fringe benefit expenses	147,999	150,506	451,081	453,774
Other operating expenses	69,971	71,091	214,735	209,891
Selling, general and administrative expenses	43,980	41,086	120,145	110,806
Depreciation and amortization expense	20,676	19,353	60,990	57,409
Goodwill and other intangibles impairment	67,962	0	67,962	0

Operating Income (Loss)	(46,434)	32,732	(2,632)	80,221

Net interest expense	3,196	3,007	9,515	7,885

Income (Loss) Before Income Taxes	(49,630)	29,725	(12,147)	72,336

Provision for income taxes	1,738	9,720	14,073	23,524

Net Income (Loss)	$(51,368)	$20,005	$(26,220)	$48,812

Earnings (Loss) Per Share — Basic	$(1.67)	$0.62	$(0.85)	$1.44

Earnings (Loss) Per Share — Diluted	$(1.67)	$0.61	$(0.85)	$1.43

Cash Dividends Paid Per Share	$0.16	$0.14	$0.44	$0.42

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(Dollars in thousands)
	Nine Months Ended
	Jan. 23, 2009	Jan. 25. 2008
Operating activities:
Net income (loss)	$(26,220)	$48,812

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,990	57,409
Goodwill and other intangibles impairment	67,962	0
Loss (gain) on fixed assets	5,994	(1,843)
Loss (gain) on long-term investments	5,228	(970)
Deferred compensation	(5,487)	2,593
Compensation expense attributable to stock plans	5,589	5,057
Deferred income taxes	(5,619)	0
Deferred rent	1,079	1,608
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(7,246)	(1,557)
Inventories	3,510	(298)
Prepaid expenses	(1,231)	(1,694)
Accounts payable	(682)	921
Federal and state income taxes	875	575
Accrued wages and related liabilities	(6,415)	(6,312)
Self insurance	3,076	2,894
Accrued non-income taxes	(3,455)	(2,730)
Deferred revenue	7,430	647
Other accrued expenses	989	10,747

Net cash provided by operating activities	106,367	115,859

Investing activities:
Purchase of property, plant and equipment	(74,208)	(92,681)
Proceeds from sale of property, plant and equipment	3,507	9,537
Purchase of long-term investments	(2,045)	(750)
Other	(145)	229

Net cash used in investing activities	(72,891)	(83,665)

Financing activities:
Cash dividends paid	(13,512)	(14,422)
(Payments) borrowings on lines of credit	(52,100)	134,335
Proceeds from debt issuance	70,000	0
Principal payments on long-term debt	(26,904)	(46,333)
Purchase of treasury stock	(5,374)	(137,147)
Proceeds from issuance of treasury stock	2,418	7,110
Excess tax benefits from stock-based compensation	288	1,047

Net cash used in financing activities	(25,184)	(55,410)

Increase (decrease) in cash and equivalents	8,292	(23,216)
Cash and equivalents at the beginning of the period	7,669	29,287

Cash and equivalents at the end of the period	$15,961	$6,071

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
     The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended		Nine Months Ended
	Jan. 23, 2009	Jan. 25. 2008	Jan. 23, 2009	Jan. 25. 2008

Basic	30,724	32,468	30,758	33,823
Effect of dilutive stock options	0	142	0	281

Diluted	30,724	32,610	30,758	34,104

3.	Stock-Based Compensation
     Effective April 29, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment,” using the modified-prospective transition method. Accordingly, stock-based compensation is measured based on the fair value of the award on the grant date, and is recognized over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees (as determined under the terms of the compensation plan under which the award is granted) are subject to immediate expensing in full upon grant. Total stock-based compensation expense of $0.5 million and $0.9 million for the third quarters of fiscal 2009 and 2008, respectively, and $5.6 million and $5.1 million for the first nine months of fiscal 2009 and 2008, respectively, is included in the Consolidated Statements of Income.
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

	(dollars in thousands)
	Three Months Ended		Nine Months Ended
	Jan. 23, 2009	Jan. 25. 2008	Jan. 23, 2009	Jan. 25. 2008

Sales
Restaurant operations	$359,190	$367,600	$1,084,563	$1,083,957
Food products	93,955	92,440	262,179	245,916

	453,145	460,040	1,346,742	1,329,873
Intersegment sales of food products	(9,372)	(10,338)	(27,227)	(29,292)

Total	$443,773	$449,702	$1,319,515	$1,300,581

Operating income
Restaurant operations	$(50,689)	$22,339	$(13,759)	$60,278
Food products	4,255	10,393	11,127	19,943

Total	$(46,434)	$32,732	$(2,632)	$80,221

5.	New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal 2009) for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations. We are currently assessing the impact on our consolidated financial statements of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, to be adopted in fiscal year 2010.
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” effective for fiscal years beginning on or after December 15, 2008. This statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date, and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). We will adopt this statement in fiscal year 2010, and its effect on future periods will depend on the nature and significance of any acquisitions we subsequently make that are subject to the statement.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The effective date is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (the “PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. We do not expect this statement to have an effect on our consolidated financial position or results of operations.

6.	Taxes
     Our effective income tax rate is evaluated each quarter. For the third quarter of fiscal 2009, our effective income tax rate reflects the impact of the $56.2 million goodwill impairment charge (see Note 8), which is not tax deductible. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year.
7.	Long-Term Debt
     In the second quarter of fiscal 2009, we completed a private placement of $70 million in senior unsecured fixed-rated notes. The notes were issued pursuant to a Note Purchase Agreement dated July 28, 2008, as amended by the First Amendment to Note Purchase Agreement dated February 24, 2009 (the “2008 Note Purchase Agreement”). The 2008 notes were issued in two series. The $40 million Series A senior notes bear interest at 6.39% and mature on July 28, 2014, with a mandatory prepayment of $20 million due on July 28, 2012. The $30 million Series B senior notes bear interest at 6.39% and mature on July 28, 2013.
     The net proceeds from the notes were used to repay outstanding debt under existing bank credit facilities and to repay a portion of the outstanding senior notes we issued in 2004 in connection with our acquisition of SWH Corporation (d/b/a Mimi’s Café). These notes were issued pursuant to a Note Purchase Agreement dated July 24, 2008, as modified by the Assumption Agreement dated as of December 31, 2008, and amended by the Second Amendment to Note Purchase Agreement dated February 24, 2009 (the “2004 Note Purchase Agreement”).
     The 2004 Note Purchase Agreement and the 2008 Note Purchase Agreement (collectively, the “Note Purchase Agreements”) contain covenants customary for financings of this type that limit the ability of Bob Evans and its subsidiaries to incur liens on assets, merge or consolidate with other entities, transfer or sell a substantial part of their assets, substantially change the nature of their business, engage in sale and leaseback transactions, and enter into transactions with affiliates. The Note Purchase Agreements also include a prohibition, subject to certain limited exceptions, on the granting of collateral under Bob Evans’ and/or its subsidiaries’ credit facilities with their lenders unless such collateral is also granted to the note holders on an equal basis. Additionally, the Note Purchase Agreements contain certain financial covenants, including:
•	the Company must at all times keep and maintain Consolidated Net Worth (as defined in the Note Purchase Agreements) at a minimum amount of $480 million plus an amount equal to 25% of positive Consolidated Net Income (as defined in the Note Purchase Agreements) for each completed fiscal year calculated on a cumulative basis for such entire period;

•	the Company must not permit, as measured at the end of any fiscal quarter, the ratio of Consolidated Indebtedness to Consolidated Capitalization (each as defined in the Note Purchase Agreements) to exceed 55%;

•	the Company will not permit the ratio of Consolidated Income Available for Fixed Charges to Fixed Charges (each as defined in the Note Purchase Agreements), as measured at the end of any fiscal quarter, to be less than 1.50 to 1.
     Additionally, pursuant to the 2008 Note Purchase Agreement, the Company must not permit Priority Indebtedness (as defined in the Agreement) to exceed 25% of Consolidated Net Worth (as defined in the 2008 Note Purchase Agreement).
     Additionally, until October 23, 2009, and subject to the exceptions set forth below, Bob Evans’ is prohibited from declaring, making or incurring any liability to declare or make any Restricted Payments (as defined in the Note Purchase Agreements), including: (1) dividends or other distributions or payments on its capital stock or other equity interests; (2) the redemption or acquisition of its capital stock or other equity interests or of warrants, rights or other options to purchase such stock or other equity interests (except when made solely in exchange for such stock or other equity interests or contemporaneously from the net proceeds of a sale of such stock or other equity interests); and (3) any repayment, redemption, repurchase or other acquisition of the principal of any Subordinated Debt (as defined in the Note Purchase Agreements) prior to the regularly scheduled maturity date thereof; provided, however, that the foregoing restrictions do not apply to: (a) dividends paid on Bob Evans’ common stock on a pro rata basis in the ordinary course of business to all holders of common stock not to exceed $0.16 per share per fiscal quarter; (b) distributions made pursuant to employment agreements, dividend reinvestment and stock purchase plans, stock option or equity plans or other benefit plans generally consistent with past practices; or (c) distributions made in connection with the exercise of stock options or the vesting of equity awards by management or employees.

     The Note Purchase Agreements also contain customary events of default, the occurrence of which will permit the holders of the notes to accelerate payment of the notes.
8.	Goodwill and Other Intangibles Impairment
     We are required to assess the carrying value of our goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. Based on our consolidated stock valuation relative to our book value, a scaled-back development plan for Mimi’s and continued declining same-store sales at Mimi’s, we determined that indicators of potential impairment were present during the third quarter of fiscal 2009. As a result, during the third quarter of fiscal 2009, we performed interim impairment tests of goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”
     The result of our impairment test of the unamortized Mimi’s business trade name asset indicated that the asset has a fair value of $34.0 million, compared to its carrying value of $45.8 million. This resulted in a pre-tax impairment charge in the restaurant segment related to the business trade name of $11.8 million, which is included in the “Goodwill and other intangibles impairment” line in the Consolidated Statements of Income. The fair value of the business trade name was estimated using the relief-from-royalty method, an income approach to valuation.
     We also performed an interim test to determine if the carrying amount of goodwill was impaired. The results indicated that the carrying value of Mimi’s goodwill of $56.2 million was fully impaired. Therefore, we recorded a pre-tax goodwill impairment charge in the restaurant segment in the third quarter of fiscal 2009 for the entire $56.2 million. The goodwill impairment is included in the “Goodwill and other intangibles impairment” line in the Consolidated Statements of Income. The fair value of the Mimi’s reporting unit was estimated based on a discounted cash flow model using our business plans and projections for Mimi’s as the basis for expected future cash flows. We believe the assumptions used for the impairment test are consistent with those that a market participant would use.
     The change in the carrying amount of goodwill for the nine months ended January 23, 2009, is as follows:

		Food
	Restaurant	Products
(in thousands)	Segment	Segment	Total
Balance at April 25, 2008	$56,162	$1,567	$57,729
Impairment in third quarter	(56,162)	0	(56,162)

Balance at January 23, 2009	$0	$1,567	$1,567

9.	Other Impairment
     During the third quarter of fiscal 2009, we also reviewed Mimi’s long-lived assets, such as property, plant and equipment and intangibles subject to amortization, for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” We identified certain Mimi’s locations with negative cash flow, declining sales performance or other potential indicators of impairment. We then compared the fair value of these assets to their carrying value. Based on this analysis, we recorded $6.4 million in pre-tax fixed asset impairment charges for six underperforming Mimi’s locations, which represented the excess of the carrying value of the assets over their fair value. The fair value was determined based on projected future discounted cash flows for each location. In the third quarter of fiscal 2008, a pre-tax charge of $3.7 million was recorded related to nine underperforming Bob Evans Restaurants, which were subsequently closed. The fixed-asset impairment charges are reflected in “Selling, general and administrative expenses” of the restaurant segment.
     We also reviewed the Mimi’s restaurant concept asset for impairment in the third quarter of fiscal 2009 in accordance with SFAS No. 144. This asset is being amortized over a 15-year life. The estimated fair value of the restaurant concept, calculated using a relief-from-royalty method, exceeded its carrying value (which was $8.5 million at January 23, 2009) and therefore, no impairment charge was recorded.

10.	Gift Cards and Gift Certificates
     We issue gift cards with no expiration dates or inactivity fees. Prior to fiscal 2006, Bob Evans Restaurants issued paper gift certificates, which also had no stated expiration dates. We recognize income from gift cards and gift certificates (collectively, “gift cards”) when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote and it is determined that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions. This is referred to as “gift card breakage”.
     During the third quarter of fiscal 2008, we recognized $6.6 million of net sales related to gift card breakage at Bob Evans Restaurants. The amount of gift card breakage recognized was based upon an analysis of historical redemption patterns and represented the portion of the remaining balance of gift cards for which the likelihood of redemption was remote. The third quarter of fiscal 2008 was the first period during which we recognized gift card breakage at Bob Evans Restaurants. Therefore, the amount recognized included breakage income related to gift cards sold since inception of our gift card program.
     Since the third quarter of fiscal 2008, we have recorded breakage on a quarterly basis at Bob Evans Restaurants. To date, the quarterly amounts have not been material.
     Mimi’s has recognized ongoing gift card breakage on a quarterly basis since it was acquired by Bob Evans and such amounts have been insignificant.
11.	Reclassifications
     Certain prior year amounts have been reclassified to conform to the fiscal 2009 classification.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations
General Overview
          In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. As of January 23, 2009, we owned and operated 710 full-service restaurants, including 569 Bob Evans Restaurants in 18 states and 141 Mimi’s Cafés in 22 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. We also produce and distribute fresh and fully cooked pork products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to warehouses and grocery stores in the East North Central, mid-Atlantic, Southern and Southwestern United States. Revenue, net of promotional discounts, in the food products segment is recognized when products are delivered to the retailer.
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
          The following table reflects data for our third fiscal quarter ended January 23, 2009 (“Q3 2009”), compared to the prior year’s third fiscal quarter ended January 25, 2008 (“Q3 2008”). The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated Results		Restaurant Segment		Food Products Segment
(dollars in thousands)	Q3 2009	Q3 2008	Q3 2009	Q3 2008	Q3 2009	Q3 2008
Net sales	$443,773	$449,702	$359,190	$367,600	$84,583	$82,102
Operating income (loss)	$(46,434)	$32,732	$(50,689)	$22,339	$4,255	$10,393

Cost of sales	31.5%	30.0%	25.1%	25.4%	58.6%	50.6%
Operating wages	33.3%	33.5%	38.7%	38.6%	10.6%	10.7%
Other operating	15.8%	15.8%	18.4%	18.3%	4.7%	4.5%
S,G&A	9.9%	9.1%	7.8%	6.9%	18.7%	19.0%
Depr. & amort	4.7%	4.3%	5.2%	4.7%	2.4%	2.5%
Goodwill & other intangibles impairment	15.3%	0	18.9%	0	0	0

Operating income (loss)	(10.5%)	7.3%	(14.1%)	6.1%	5.0%	12.7%
The third quarter results for fiscal 2009 and fiscal 2008 include the impact of the following:
•	Consolidated and restaurant results for the third quarter of fiscal 2009 included a pre-tax charge of $68.0 million related to the impairment of goodwill ($56.2 million) and other intangible assets ($11.8 million) for Mimi’s that is reflected separately on the Consolidated Statements of Income.

•	Consolidated and restaurant results for the third quarter of fiscal 2009 included pre-tax charges of $0.8 million related to severance and retirement costs that are reflected in selling, general and administrative expenses (“S,G&A”).

•	Consolidated and restaurant results for the third quarters of fiscal 2009 and 2008 included net pre-tax gains of $0.3 million and $0.1 million, respectively, on asset disposals that are reflected in S,G&A.

•	Consolidated and restaurant results for the third quarters of fiscal 2009 and 2008 included pre-tax charges of $6.4 million and $3.7 million, respectively, related to underperforming restaurants that are reflected in S,G&A.

•	Consolidated and food products results for the third quarter of fiscal 2009 included a pre-tax charge of $0.4 million for unusable spare parts. The charge is reflected in other operating expenses.

•	Consolidated and restaurant results for the third quarter of fiscal 2008 included a pre-tax gain of $6.6 million for unredeemed gift certificates and gift cards (known as “breakage”), which is reflected in net sales. Third quarter of fiscal 2008 was the first time we recorded breakage at Bob Evans Restaurants. Therefore, this amount represented breakage since the inception of our gift certificate and gift card programs at Bob Evans Restaurants.

•	Consolidated and restaurant results for the third quarter of fiscal 2008 included a pre-tax charge of $0.7 million related to a dispute settlement, which is reflected in S,G&A.
Restaurant Segment Overview
          The ongoing economic and industry-wide factors most relevant to our restaurant segment include: the economy, labor and fringe benefit expenses, commodity prices, energy prices, competition, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather. For the third quarter of fiscal 2009, the factors that had the greatest positive impact on our restaurant segment performance were an improvement in food costs and effective labor management. The factor that had the greatest negative impact was weak same-store sales at Bob Evans Restaurants and Mimi’s.

          Third quarter fiscal 2009 same-store sales decreased 1.3% at Bob Evans Restaurants and decreased 6.8% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income decreased $73.0 million in the third quarter of fiscal 2009 compared to the corresponding period last year. This comparison reflects $74.9 million in net pre-tax charges in the third quarter this year compared to $2.3 million in net pre-tax gains in the third quarter last year as disclosed in the general overview section above. We remain focused on improving same-store sales at Bob Evans Restaurants and Mimi’s in a challenging economic environment. We are also continuing our efforts to control labor and food costs, which we believe have been effective in mitigating the impact of higher minimum wages at the federal level and in many of the states where we operate.
Food Products Segment Overview
          The ongoing economic and industry-wide factors most relevant to our food products segment include: sow costs and other commodity costs, transportation and energy costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. In the third quarter of fiscal 2009, net sales increased in the food products segment, but we experienced our first quarter of negative comparable pounds sold (principally sausage and refrigerated potatoes) in the last seven years. We believe this was primarily due to the fact that we increased some product prices and reduced the amount of promotional discounts we offered to retailers in an effort to protect our margins against higher raw material costs. Food products segment profitability was negatively impacted by a significant increase in sow costs in the third quarter compared to a year ago.
          Food products segment net sales increased 3.0% in the third quarter of fiscal 2009 compared to the same period last year. The higher net sales were due to select price increases on key items and a decrease in promotional discounts, which are netted against sales.
          Operating income in the food products segment decreased $6.1 million, or 59.1%, in the third quarter of fiscal 2009 compared to the corresponding period last year. Sow costs represent the majority of food products segment cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. In the third quarter of fiscal 2009, average sow costs increased 59.1% compared with the corresponding period last year. The increase in sow costs, slightly offset by improved sow yields, resulted in an increase in cost of sales in the food products segment from 50.6% of net sales in the third quarter of fiscal 2008 to 58.6% of net sales in the third quarter of fiscal 2009.
          In the food products segment, we are in the process of converting from a direct-store-delivery distribution system to a warehouse system, in response to retailers’ needs. We expect 90% of our distribution to be on the warehouse model by the end of fiscal 2009. The conversion to a warehouse system initially results in some severance costs and higher slotting fees, but it is expected to result in a lower cost structure in the long-term.
Sales
          Consolidated net sales decreased 1.3% to $443.8 million in the third quarter of fiscal 2009 compared to $449.7 million in the corresponding period last year. The decrease was comprised of a sales decrease in the restaurant segment of $8.4 million and a sales increase in the food products segment of $2.5 million. Restaurant sales accounted for 80.9% of consolidated net sales in the third quarter of fiscal 2009. For the nine-month period ended January 23, 2009, consolidated net sales increased $18.9 million, or 1.5%, compared to the corresponding period last year.
          Restaurant sales decreased $8.4 million, or 2.3%, in the third quarter of fiscal 2009 and increased $0.6 million, or 0.1%, through nine months of fiscal 2009 compared to the corresponding periods last year. The sales decrease in the third quarter of fiscal 2009 was primarily due to the recognition of a $6.6 million gain for unredeemed gift certificates and gift cards, known as “breakage,” in the third quarter of fiscal 2008 (see Note 10). The remaining decrease in the third quarter of fiscal 2009 is a result of negative same-store sales at both of our restaurant concepts, partially offset by new restaurant openings at Mimi’s. For the nine-month period, the sales increase is due to more restaurants in operation at Mimi’s and a slight year-to-date same-store sales increase for Bob Evans Restaurants, partially offset by a year-to-date same-store sales decline at Mimi’s, as well as the impact of the breakage recorded last year.
          Bob Evans Restaurants experienced a same-store sales decrease of 1.3% in the third quarter of fiscal 2009, which included an average menu price increase of 3.3%. We are committed to the ongoing development of new homestyle products with a Bob Evans twist, operations excellence and compelling marketing to help regain positive same-store sales momentum. Through nine months of fiscal 2009, Bob Evans Restaurants experienced a same-store sales increase of 0.1%, including an average menu price increase of 3.0%.

          Mimi’s experienced a same-store sales decrease of 6.8% in the third quarter of fiscal 2009, which included an average menu price increase of 2.7%. Through nine months of fiscal 2009, Mimi’s experienced a same-store sales decrease of 7.2%, including an average menu price increase of 2.7%. We believe these results reflect the challenging environment in the casual dining sector, as well as pressures on consumer spending in certain key markets, such as California, Arizona, Florida and Nevada, which account for approximately 75% of Mimi’s same-store sales. We are looking at a variety of initiatives to help re-energize same-store sales at Mimi’s restaurants. See the “BEST Brand Builders” section for further discussion of these initiatives.
          Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.
          The following chart summarizes the restaurant openings and closings during the last nine quarters for Bob Evans Restaurants and Mimi’s Café:
Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2009
1st quarter	571	0	0	571
2nd quarter	571	0	1	570
3rd quarter	570	0	1	569

Fiscal 2008
1st quarter	579	0	0	579
2nd quarter	579	0	0	579
3rd quarter	579	1	0	580
4th quarter	580	1	10	571
Mimi’s Café:

	Beginning	Opened	Closed	Ending

Fiscal 2009
1st quarter	132	3	0	135
2nd quarter	135	4	0	139
3rd quarter	139	2	0	141

Fiscal 2008
1st quarter	115	1	0	116
2nd quarter	116	2	0	118
3rd quarter	118	8	0	126
4th quarter	126	6	0	132

Consolidated Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2009
1st quarter	703	3	0	706
2nd quarter	706	4	1	709
3rd quarter	709	2	1	710

Fiscal 2008
1st quarter	694	1	0	695
2nd quarter	695	2	0	697
3rd quarter	697	9	0	706
4th quarter	706	7	10	703
          In the third quarter of fiscal 2009, we did not open any new Bob Evans Restaurants, compared to one new Bob Evans Restaurant opened in the third quarter of fiscal 2008. We opened two new Mimi’s Cafés in the third quarter of fiscal 2009 compared to eight openings in the corresponding period a year ago. For fiscal 2009, we plan to build one new Bob Evans Restaurant and to rebuild four existing restaurants. At Mimi’s, we opened 9 new restaurants through nine months of fiscal 2009 and expect to open 3 more in the fourth quarter of fiscal 2009, for a total of 12 new restaurants in fiscal 2009 compared to 17 openings in fiscal 2008.
          The food products segment experienced a sales increase of $2.5 million, or 3.0%, in the third quarter of fiscal 2009 and $18.3 million, or 8.5%, through nine months of fiscal 2009 compared to the corresponding periods a year ago. In the third quarter of fiscal 2009, we experienced our first quarter of negative comparable pounds sold (down 6.0%) in the last seven years. We believe this was primarily due to the fact that we increased some product prices and reduced the amount of promotional discounts we offered to retailers in an effort to protect our margins against higher raw material costs. However, we still generated an increase in net sales in the third quarter of fiscal 2009, due primarily to select price increases on key items, lower promotional spending and lower returns and allowances (which are netted out of sales). The sales increase through nine-months of fiscal 2009 is due primarily to an increase in comparable pounds sold of 6.8%. Comparable pounds sold is calculated using the same products in both periods and excludes new products. We plan to continue our strategy of growing through successful product introductions and additional points of distribution. We are making progress in penetrating supercenter retail stores, which provides another high-volume sales channel for our food products. See the “BEST Brand Builders” section for further discussion of new products and distribution.
Cost of Sales
          Consolidated cost of sales (cost of materials) was 31.5% of sales in the third quarter of fiscal 2009 and 30.9% through nine months of fiscal 2009 compared to 30.0% and 29.9% of sales, respectively, in the corresponding periods a year ago.
          In the third quarter of fiscal 2009, restaurant segment cost of sales (predominantly food cost) was 25.1% of sales (25.3% year-to-date) versus 25.4% of sales (25.5% year-to-date) in the corresponding periods last year. The prior year ratios benefited from the $6.6 million gift card breakage reflected in fiscal 2008 third quarter net sales (see Note 10). The improvement in restaurant segment cost of sales as a percent of sales is attributable to decreasing commodity prices, a favorable shift in product mix and our purchasing initiatives. Part of the shift in product mix is attributable to Mimi’s “Just Enough” menu, which features higher-margin items.
          The food products segment cost of sales ratio was 58.6% of sales in the third quarter (56.5% year-to-date) versus 50.6% of sales (51.8% year-to-date) in the corresponding periods a year ago. The increase in the food products segment cost of sales ratio in the third quarter was due to a 59.1% increase in sow costs this quarter versus the same quarter last year. Sow costs averaged $49.03 per hundredweight in the third quarter of fiscal 2009 compared to $30.81 per hundredweight in the third quarter of fiscal 2008. The impact of higher sow costs on the food products cost of sales ratio was slightly offset by productivity initiatives in our manufacturing plants, which improved sow yields.

Operating Wage and Fringe Benefit Expenses
          Consolidated operating wage and fringe benefit expenses (“operating wages”) were 33.3% of sales in the third quarter of fiscal 2009 and 34.2% of sales through nine months of fiscal 2009 compared to 33.5% and 34.9% of sales, respectively, in the corresponding periods last year. In the third quarter of fiscal 2009, the operating wage ratio increased slightly in the restaurant segment and decreased slightly in the food products segment when compared to the corresponding period last year.
          In the restaurant segment, operating wages were 38.7% of sales in the third quarter and 39.2% of sales through nine months of fiscal 2009 compared to 38.6% and 39.6% of sales, respectively, in the corresponding periods last year. The prior year ratios benefited from the $6.6 million gift card breakage reflected in fiscal 2008 third quarter net sales (see Note 10). Effective labor management at both of our restaurant concepts helped offset the negative leverage due to same-store sales declines at Bob Evans Restaurants in the third quarter and at Mimi’s in the third quarter and year-to-date, as well as the negative impact of minimum wage increases and higher health insurance claims. See the “BEST Brand Builders” section for further discussion of labor management.
          In the food products segment, operating wages were 10.6% of sales in the third quarter and 11.2% of sales through nine months of fiscal 2009 compared to 10.7% and 11.4% of sales, respectively, in the corresponding periods last year. The slight decrease in the operating wage ratio was due to improved leverage as a result of increased sales, as discussed in the “Sales” section above, and productivity improvements in our manufacturing plants.
Other Operating Expenses
          More than 94% of other operating expenses (“operating expenses”) occurred in the restaurant segment in the third quarters of fiscal 2009 and fiscal 2008. The most significant components of operating expenses were utilities, restaurant marketing and advertising, restaurant supplies, repair and maintenance, rent, non-income taxes, and credit card processing fees. Consolidated operating expenses were 15.8% of sales in the third quarter and 16.3% of sales through nine months of fiscal 2009 compared to 15.8% and 16.1% of sales, respectively, in the corresponding periods last year.
          In the restaurant segment, operating expenses were 18.4% of sales in the third quarter and 18.7% of sales through nine months of fiscal 2009 compared to 18.3% of sales in both of the corresponding periods last year. The slight third-quarter increase as a percent of sales was due to decreased leverage as a result of negative same-store sales, as well as the beneficial impact of the $6.6 million gift card breakage recorded in the third quarter last year (see Note 10). Also in the third quarter of fiscal 2009, higher utility costs in the restaurant segment were offset by lower restaurant pre-opening expenses.
          In the food products segment, the operating expense ratio was 4.7% of sales in the third quarter and 5.1% of sales through nine months of fiscal 2009 compared to 4.5% and 5.2% of sales, respectively, in the corresponding periods last year. The increase in the third quarter of fiscal 2009 was due to a $0.4 million charge related to unusable spare parts.
Selling, General and Administrative Expenses
          Consolidated S,G&A expenses were 9.9% of sales in the third quarter of fiscal 2009 and 9.1% of sales through nine months of fiscal 2009 compared to 9.1% and 8.5% of sales, respectively, in the corresponding periods last year. Impacting the third quarter and year-to-date S,G&A comparisons were the following items described in the general overview section earlier:

	Three Months Ended		Nine Months Ended
(in thousands)	Jan. 23, 2009	Jan. 25, 2008	Jan. 23, 2009	Jan. 25, 2008
Fixed-asset impairment charges	$6,444	$3,659	$6,444	$3,659
Dispute settlement charge	0	$669	$675	$669
Severance & retirement costs	$801	0	$801	0
Gains on sale of real estate	$323	$77	$1,033	$2,116

          We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment,” in the first quarter of fiscal 2007. The most significant aspect of this accounting pronouncement was the requirement to expense the fair value of stock option grants. We significantly reduced the issuance of stock options and implemented a performance incentive plan that predominantly uses restricted stock, stock grants and cash awards. Pre-tax expense associated with stock options and the performance incentive plan was $1.0 million in the third quarter of fiscal 2009 and $6.8 million through nine months of fiscal 2009 compared to $0.8 million and $5.5 million, respectively, in the corresponding periods last year. Of the third quarter fiscal 2009 amount, $0.8 million ($5.3 million year-to-date) was recorded in the restaurant segment and $0.2 million ($1.5 million year-to-date) was recorded in the food products segment. Of the third quarter fiscal 2008 amount, $0.6 million ($4.2 million year-to-date) was recorded in the restaurant segment and $0.2 million ($1.3 million year-to-date) was recorded in the food products segment. Nearly all of this expense is reflected in S,G&A. We expect the expense associated with stock options and the performance incentive plan to approximate $7.7 million for all of fiscal 2009 compared to $6.3 million recorded for the full year in fiscal 2008.
Goodwill and Other Intangibles Impairment
          We are required for accounting purposes to assess the carrying value of our goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. Based on our consolidated stock valuation relative to our book value, a scaled-back development plan and continued declining same-store sales at Mimi’s, we determined that indicators of potential impairment were present during the third quarter of fiscal 2009. As a result, we performed interim impairment tests of goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”
          The result of our impairment test of the unamortized Mimi’s business trade name asset indicated that the asset had a fair value of $34.0 million, compared to its carrying value of $45.8 million. This resulted in a pre-tax impairment charge related to the business trade name of $11.8 million in the restaurant segment in the third quarter of fiscal 2009. The fair value of the business trade name was estimated using the relief-from-royalty method, an income approach to valuation.
          We also performed an interim test to determine if the carrying amount of goodwill was impaired. The results indicated that the carrying value of Mimi’s goodwill of $56.2 million was fully impaired. Therefore, we recorded a pre-tax goodwill impairment charge in the restaurant segment in the third quarter of fiscal 2009 for the entire $56.2 million. The fair value of the Mimi’s reporting unit was estimated based on a discounted cash flow model using our business plans and projections for Mimi’s as the basis for expected future cash flows. We believe the assumptions used for the impairment test are consistent with those that a market participant would use.
          We also reviewed the Mimi’s restaurant concept asset for impairment in the third quarter of fiscal 2009 in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” This asset is being amortized over a 15-year life. The estimated fair value of the restaurant concept, calculated using a relief-from-royalty method, exceeded its carrying value (which was $8.5 million at January 23, 2009) and therefore, no impairment charge has been recorded related to this asset.
Interest
          Net interest expense for the third quarter of fiscal 2009 and through nine months of fiscal 2009, compared to the corresponding periods last year, was as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	Jan. 23, 2009	Jan. 25, 2008	Jan. 23, 2009	Jan. 25, 2008

Gross interest expense:
Fixed-rate debt	$2,621	$1,635	$7,113	$5,671
Variable-rate debt	596	1,540	2,535	2,826

	3,217	3,175	9,648	8,497
Gross interest income	(21)	(168)	(133)	(612)

Net interest expense	$3,196	$3,007	$9,515	$7,885

          The increase in interest expense is primarily the result of additional debt incurred in fiscal 2008 to fund our share repurchase program.
          At January 23, 2009, our outstanding debt included $86.4 million on our variable-rate revolving lines of credit and $203.1 million on our fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1% increase in the benchmark rate used for our revolving line of credit would increase our annual interest expense by approximately $0.9 million assuming the $86.4 million outstanding at the end of the third quarter of fiscal 2009 was outstanding for the entire year.
          At the beginning of the second quarter of fiscal 2009, we completed a private placement of $70.0 million in senior unsecured fixed-rate notes. We used the proceeds to replace existing debt.
Taxes
          The combined federal and state income tax rates were (3.5)% in the third quarter of fiscal 2009 versus 32.7% a year ago. Our income tax provision in the third quarter of fiscal 2009 reflects the impact of the $56.2 million goodwill impairment charge, which is not tax deductible. Excluding the goodwill impairment charge, we estimate that our effective tax rate would have been 26.6% in the third quarter of fiscal 2009 compared to 32.7% in the corresponding period a year ago. This year-over-year decrease is primarily due to the impact of federal tax credits, mainly work-opportunity and FICA tip credits, which have remained relatively consistent with prior periods despite the decrease in pre-tax income. We anticipate the annual effective tax rate for the entire year of fiscal 2009 to approximate 31.0%, excluding the effect of the nondeductible $56.2 million goodwill impairment charge. We re-evaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.
Liquidity and Capital Resources
          Cash generated from operations and draws on our revolving lines of credit have been used as the main source of funds for working capital requirements and capital expenditures. Cash and equivalents totaled $16.0 million at January 23, 2009. In the third quarter of fiscal 2009, total available bank lines of credit were reduced from $180.0 million to $165.0 million. The lines were increased to $180.0 million in December 2007 as a temporary measure to provide additional credit until a $70.0 million private placement of notes was completed. With the completion of the private placement in the second quarter of fiscal 2009 (see Note 7), the bank lines of credit were reduced to $165.0 million in the third quarter of fiscal 2009. The bank lines of credit of $165.0 million are available for liquidity needs, capital expansion and repurchases of Bob Evans common stock, and $86.4 million was outstanding on these lines of credit at January 23, 2009. Draws on the lines of credit are limited by the amount ($2.5 million at January 23, 2009) on certain of our standby letters-of-credit.
          We repurchased 141,000 shares of our outstanding common stock in the third quarter of fiscal 2009 and 245,000 shares through nine months. We were originally authorized to repurchase up to three million total shares under the program in fiscal 2009. However, we have suspended our share repurchase program for the remainder of fiscal 2009 in an effort to conserve cash and maintain financial flexibility.
          Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $74.2 million through nine months of fiscal 2009 compared to $92.7 million in the corresponding period last year. For fiscal 2009, we decreased the growth rate of Bob Evans Restaurants and Mimi’s to approximately 1 and 12 new locations, respectively. Bob Evans Restaurants and Mimi’s openings in fiscal 2008 were 2 and 17 new locations, respectively. We expect capital spending to approximate between $90.0 and $95.0 million for all of fiscal 2009, compared to the fiscal 2008 level of $121.0 million. The decrease in capital needs is due to fewer Mimi’s openings in fiscal 2009. We expect lower future capital expenditures for restaurant development in fiscal 2010 at both Bob Evans Restaurants and Mimi’s.
          At the beginning of the second quarter of fiscal 2009, we completed a private placement of $70 million in senior unsecured fixed-rate notes. We used the proceeds to replace existing debt.
          We believe that our cash flow from operations, as well as our existing bank lines of credit, will be sufficient to fund future capital expenditures, working capital requirements and debt repayments.

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
          Winning together as a team means getting everyone at our company strategically aligned and focused on the same common goals. One significant project that helps us win together as a team is Project BEST Way, which we rolled out in fiscal 2007. The goal of this program is to achieve efficiencies and productivities in all business units over the next few years. This is being accomplished through a variety of initiatives, including strategic menu pricing, implementing a new point-of-sale system at Bob Evans Restaurants, and new labor forecasting and scheduling programs at Bob Evans Restaurants and Mimi’s. We also created Mimi’s Project 2010, which consists of a cross-functional internal team focused on improving Mimi’s sales and profitability over the next two to five years as part of a long-term strategic plan. Additionally, we consolidated all of our purchasing programs for the entire company into our supply chain department and have seen success with purchasing initiatives that allowed us to keep our cost of sales relatively flat in a difficult commodities environment.
          One new example of winning together as a team is the realignment of our restaurant segment management structure to achieve a greater focus on top-line growth and bottom-line profitability. The realignment involves creation of a president/chief concept officer role at Bob Evans Restaurants and Mimi’s. The chief concept officers will concentrate primarily on the overall growth and development of the brands, with particular focus on increasing sales, new restaurant development, and concept evolution. We also added a chief restaurant operations officer, who will concentrate on standardizing operations processes and procedures across both restaurant brands, as well as identifying additional opportunities for purchasing synergies by consolidating vendors and purchased items.
          The second Brand Builder is to consistently drive sales growth. Our highest priority in the restaurant segment is to increase same-store sales. Bob Evans Restaurants experienced a decrease in same-store sales of 1.3% in the third quarter of fiscal 2009. We continue to concentrate on customer value initiatives, product development and innovation. For example, we recently introduced our new BoBurrito at a $5.99 price point, available in both Meat Lovers and Western varieties. We currently offer 30 meals for $5.99 or less. We have established an internal task force that is focused on utilizing local store marketing in our challenged markets at Bob Evans Restaurants. We are exploring different marketing programs to drive sales in these markets, with particular emphasis on a message of “unbelievable food at an unbeatable value.”
          Mimi’s has experienced seven consecutive quarters of negative same-store sales in an extremely challenging casual dining environment. One of our primary strategies at Mimi’s is to revitalize same-store sales, and we are currently focused on driving top-line performance with our right-size, right-price “Just Enough” menu. The “Just Enough” offerings have become our most popular lunch items and have been very successful at dinner as well. Additionally, we are reallocating existing funds to create a pool of marketing dollars to communicate the “All-Day Fresh Café” brand positioning using print and digital advertising. We also implemented suggestive sell training for our Mimi’s servers to help drive average check, and we introduced new in-store merchandising to aid with suggestive selling and to promote carryout business. As Bob Evans has been successful in developing a pipeline of new products, Mimi’s is in the process of adopting the same strategy for a steady stream of new products.
          In our food products segment, we experienced our first quarter of negative comparable pounds sold in seven years, but still had an increase in net sales in the third quarter of fiscal 2009 due to new points of distribution added during the prior twelve months. We also continue to focus on new product development. Our refrigerated mashed potatoes and recently introduced side dishes have been extremely successful. During the second quarter of fiscal 2009, we introduced several new products including: family-size mashed potatoes, family-size macaroni and cheese, family-size sausage and gravy, slow-roasted chicken breast with gravy and smoked sausage in five varieties.
          The third Brand Builder is to improve margins with an eye on customer satisfaction. We eliminated a total of 2.6 million labor hours from our restaurant segment during fiscal 2008, and we took an additional 900,000 hours out of our comparable store base during the third quarter of fiscal 2009. The reduction in hours was achieved while still maintaining our customer satisfaction scores at Bob Evans Restaurants because we have been able to better correlate our staffing needs with peak dining hours. We believe there is still an opportunity to further reduce labor costs in our restaurant segment without sacrificing speed of service or customer satisfaction.

          The new point-of-sale system is now in more than 80 Bob Evans Restaurants, and the rollout is expected to be complete by the end of fiscal 2010. We believe this new technology will help to simplify our order entry, achieve more precise labor scheduling, and compare our food costs with theoretical food costs. We believe these benefits are key to improving margins at Bob Evans Restaurants.
          With the continued softening of sales at Mimi’s, our efforts to improve profitability are taking on a greater sense of urgency. The primary focus for the entire Mimi’s team is driving positive same-store sales and improving profitability. As mentioned previously, Mimi’s Project 2010 is focused on a strategic plan to achieve those goals over the next two to five years. Mimi’s, like Bob Evans Restaurants, made progress on managing labor costs during the third quarter, but we believe there remains further opportunity to reduce unproductive labor hours. Another one of our primary strategies at Mimi’s is to re-engineer the cost structure to enable us to build brand awareness through traditional advertising and promotion without having a negative impact on margins. We have identified savings in five key areas to offset the incremental marketing expenses: procurement, operations, menu re-engineering, corporate general and administrative expenses, and pre-opening expenses.
          Our food products margins suffered from higher-than-expected sow costs in the third quarter of fiscal 2009. We have increased sow yields and managed operating costs and promotional costs to combat the effects of high sow costs. This was necessary to protect our margins, despite the negative impact these tactics had on sales.
          Our fourth Brand Builder is to be the BEST at operations execution. We believe that operations execution improves when employee turnover is decreased. We have made significant progress in this area, reducing Bob Evans Restaurant turnover from 120% in fiscal 2008 to less than 110% in the latest period. We believe Mimi’s turnover remains one of the lowest in the industry at about 100%. We also believe the new point-of-sale system at Bob Evans Restaurants will be a helpful tool to attract and retain employees, as it is considerably easier to learn than the manual system we have been using.
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
          Our fifth and final Brand Builder is to increase returns on invested capital. As we stated, we are not going to open large numbers of new Bob Evans Restaurants until projected returns improve. We are planning to build one new Bob Evans Restaurant in fiscal 2009 and we decreased the planned number of rebuilds to four in 2009 from eight in fiscal 2008. In addition, we reimaged 22 Bob Evans Restaurants to date in fiscal 2009 and expect to complete 3 more in the fourth quarter. We now plan to open 12 new Mimi’s Cafés in fiscal 2009. In fiscal 2009, we remodeled four Mimi’s restaurants to date and expect to complete six more in the fourth quarter. We expect lower future capital expenditures for restaurant development in fiscal 2010 at both Bob Evans Restaurants and Mimi’s. We need to improve our restaurant-level economics for both restaurant brands to enable us to begin building restaurants again, as development is an important part of our long-term plan.
          In June 2008, we began an approximately $16.0 million expansion at our Sulphur Springs, Texas, plant, which produces fully-cooked convenience items. The expansion is scheduled to be completed in the first quarter of fiscal 2010.
          In the second quarter of 2009, our Board of Directors approved an increase in our quarterly cash dividend from $0.14 to $0.16 per share. Despite the challenges we are facing, we are confident in the overall financial position of our Company, which enabled us to implement this dividend increase. Finally, we repurchased 141,000 shares under our stock repurchase program in the third quarter of fiscal 2009. The Board had originally authorized the repurchase of up to three million shares for fiscal 2009. However, we have suspended our share repurchase program for the remainder of fiscal 2009. Our decision to scale back restaurant development next fiscal year and to temporarily suspend our share repurchase program reflects our desire to conserve cash and maintain financial flexibility.
          In summary, we remain focused on the five BEST Brand Builders, and continue to implement them with a sense of urgency.

Business Outlook
          Our operating performance for the third quarter of fiscal 2009 met our expectations, excluding the impact of the impairment charges discussed previously. We experienced negative same-store sales at Bob Evans Restaurants and Mimi’s. The food products segment continued to experience sales growth, but profitability was severely affected by the significant increase in sow costs in the third quarter. Diluted earnings per share for the quarter decreased from $0.61 a year ago to a loss of $1.67 due to the $51.4 million net loss in the third quarter of fiscal 2009, which was primarily the result of the impairment charges at Mimi’s. As a result, we have reaffirmed adjusted operating income guidance, excluding special charges, of approximately $91.0 to $96.0 million for the remainder of fiscal 2009.
          Due to the significant impact of the goodwill impairment charge on our effective tax rate, we are providing guidance for the remainder of fiscal 2009 in terms of adjusted operating income rather than earnings per share. We use adjusted operating income as a measure for comparing our performance to prior periods and competitors, and believe it is useful to investors because it provides investors and other interested parties a means to evaluate our performance relative to our past performance, without regard to unusual charges. Adjusted operating income is not a recognized term under generally accepted accounting principles (“GAAP”). The following is a reconciliation of fiscal 2009 estimated adjusted operating income to fiscal 2009 estimated operating income:

Fiscal 2009 estimated reported operating income	$16.0 to 21.0 million
Fiscal 2009 3Q goodwill impairment	$56.2 million
Fiscal 2009 3Q trade name impairment	$11.8 million
Fiscal 2009 3Q fixed asset impairment	$6.4 million
Fiscal 2009 3Q severance and retirement	$0.8 million
Fiscal 2009 3Q unusable spare parts	$0.4 million
Fiscal 2009 1Q legal settlement	$0.7 million
Fiscal 2009 YTD gains on real estate sales	$(1.0 million)

Fiscal 2009 estimated adjusted operating income	$91.3 to $96.3 million

          We are now expecting consolidated net sales declines of 1.0% to 1.5% for the fourth quarter of fiscal 2009, as we anticipate weather-related same-store sales challenges in the restaurant segment. This estimate includes same-store sales in the negative 2.0% to 2.5% range for Bob Evans Restaurants and same-store sales in the negative 7.0% to 8.0% range for Mimi’s in the fourth quarter of fiscal 2009. In the food products segment we are expecting overall sales growth of 3.0% for the fourth quarter of fiscal 2009.
          We anticipate restaurant segment operating margins of approximately 5.0% for the fourth quarter of fiscal 2009, with continued improvements in cost of sales due to decreasing commodity prices, positive shifts in product mix and procurement initiatives. We expect continued pressure from minimum wage increases, partially offset by continued labor efficiencies in the restaurant segment.
          In the food products segment, we expect operating margins of approximately 3.0% to 4.0% for the fourth quarter of fiscal 2009, which includes expected average sow costs of approximately $50.00 to $55.00 per hundredweight.
          We anticipate depreciation and amortization of approximately $81.0 million for the full 2009 fiscal year compared with $77.1 million in fiscal 2008. We are projecting net interest expense of approximately $13.0 million for all of fiscal 2009, up from $11.0 million in fiscal 2008. Our effective tax rate will approximate 31.0% for all of fiscal 2009, excluding the $56.2 million goodwill impairment charge that is not tax deductible, compared to 32.6% in fiscal 2008. We project average diluted shares outstanding to be 30.8 million for the year compared to 33.3 million in fiscal 2008.
          Finally, we expect capital expenditures to approximate between $90.0 and 95.0 million in fiscal 2009, which is significantly below our capital spending in fiscal 2008 of $121.0 million. We expect to open 12 new Mimi’s Cafés and 1 new Bob Evans Restaurant, and to further expand our food products distribution capability in fiscal 2009. In fiscal 2010, we do not expect to build any new Bob Evans Restaurants and plan to build only two new Mimi’s Cafés.

          In general, we are cautious about the consumer environment for the remainder of fiscal 2009. As we move into our fourth fiscal quarter, we expect ongoing macroeconomic conditions to be challenging. We remain particularly concerned about Mimi’s sales and profit trends, especially in parts of the country where adverse economic conditions have most severely impacted consumer spending, most notably in California, Florida, Arizona and Nevada.
          Bob Evans Restaurants remain focused on driving labor efficiencies and food cost controls to maintain profitability, while the introduction of our new spring menu items is designed to bolster softening sales traffic. Mimi’s continues to face a very difficult consumer dining environment created by increased labor and commodity costs, decreased consumer spending, especially in Mimi’s key markets, and fierce competition. During the fourth quarter, Mimi’s will focus efforts on controlling labor and commodity costs and developing new marketing initiatives to stem declining sales and promote awareness of the “Just Enough” menu. During the fourth quarter, the food products segment will continue to be challenged by higher than expected sow costs. The food products team will continue to drive sales and distribution growth and focus on controlling promotional spending to increase levels of profitability.

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Like many restaurant companies and retail employers, SWH Corporation, which does business as Mimi’s Café, has been faced with allegations of purported class-wide wage and hour violations in California. The following is a brief description of the current California class action matter filed against SWH Corporation.
On October 28, 2008, a class action complaint entitled Leonard Flores v. SWH Corporation d/b/a Mimi’s Cafe was filed in Orange County, California Superior Court. Mr. Flores was employed as an assistant manager of Mimi’s until September 2006. Mimi’s classifies assistant managers as exempt employees. Mr. Flores purports to represent a class of assistant managers who are allegedly similarly situated. The case involves claims that current and former assistant managers working in California from October 2004 to the present were misclassified by Mimi’s as exempt. As a result, the complaint alleges that assistant managers were deprived of overtime pay, rest breaks, and meal periods as required for non-exempt employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid benefits, penalties, interest, and attorneys’ fees and costs. On February 25, 2008, the court held a status conference of the parties. The court set another status conference for April 22, 2009, at which time the court will schedule a date for the class certification motion to be briefed and heard. The parties will start engaging in discovery in the near future. No trial date has been set.
We believe Mimi’s properly classifies its assistant managers as exempt employees under California law. We are evaluating the results of similar proceedings in California and are consulting with advisors with specialized expertise. An unfavorable verdict or a significant settlement could have a material adverse impact on our financial position and results of operations.
In addition to the class action lawsuit described above, we are involved with a number of pending legal proceedings incidental to our business. In the opinion of our management, these other proceedings are not expected to have a material adverse effect on our results of operations or financial condition individually or in the aggregate.
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 25, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In May 2008, the Board of Directors authorized a share repurchase program for fiscal 2009. The program authorizes Bob Evans to repurchase, through April 24, 2009, up to three million shares of its outstanding common stock. During the three fiscal months ended January 23, 2009, we purchased 141,200 shares under the share repurchase program. However, we have since suspended our share repurchase program for the remainder of fiscal 2009.
The following table provides information on Bob Evans purchases of its common stock during the three fiscal months ended January 23, 2009:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs
10/25/08-11/21/08	141,200	$16.66	141,200	2,754,668
11/22/08-12/26/08	0	$0	0	2,754,668
12/27/08-1/23/09	0	$0	0	2,754,668

Total	141,200	$16.66	141,200	2,754,668

Restrictions on Payment of Dividends
Bob Evans is a party to two Note Purchase Agreements (the “Note Purchase Agreements”) related to its private placement of senior unsecured fixed-rate notes in 2004 and 2008. The Note Purchase Agreements were amended on February 24, 2009. Pursuant to these amendments, until October 23, 2009, and subject to the exceptions set forth below, Bob Evans’ is prohibited from declaring, making or incurring any liability to declare or make any Restricted Payments (as defined in the Note Purchase Agreements), including: (1) dividends or other distributions or payments on its capital stock or other equity interests; (2) the redemption or acquisition of its capital stock or other equity interests or of warrants, rights or other options to purchase such stock or other equity interests (except when made solely in exchange for such stock or other equity interests or contemporaneously from the net proceeds of a sale of such stock or other equity interests); and (3) any repayment, redemption, repurchase or other acquisition of the principal of any Subordinated Debt (as defined in the Note Purchase Agreements) prior to the regularly scheduled maturity date thereof; provided, however, that the foregoing restrictions do not apply to: (a) dividends paid on Bob Evans’ common stock on a pro rata basis in the ordinary course of business to all holders of common stock not to exceed $0.16 per share per fiscal quarter; (b) distributions made pursuant to employment agreements, dividend reinvestment and stock purchase plans, stock option or equity plans or other benefit plans generally consistent with past practices; or (c) distributions made in connection with the exercise of stock options or the vesting of equity awards by management or employees. For more information regarding Bob Evans’ senior unsecured fixed-rate notes, please refer to Note 7 to the Notes to the Consolidated Financial Statements located under Part I, Item 1. — Financial Statements of this Form 10-Q.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not Applicable
ITEM 5. OTHER INFORMATION.
Compensation Committee Action
In June 2008, the Compensation Committee (the “Compensation Committee”) of Bob Evans’ Board of Directors established performance goals for Bob Evans’ 2009 fiscal year. As disclosed in the Compensation Discussion and Analysis contained in Bob Evans’ proxy statement related to the Annual Meeting of Stockholders held on September 8, 2008, the Compensation Committee established earnings per share as one of the performance goals for the named executives’ fiscal 2009 annual cash performance bonuses and equity awards under the performance incentive plan.

When the Compensation Committee established the earnings per share performance goal in June, it discussed excluding from the calculation of earnings per share special charges that could arise during the course of fiscal 2009 related to: (1) mergers, acquisitions and divestures; (2) impairment charges related to Mimi’s Café; and (3) corporate restructuring. The Compensation Committee discussed excluding these items so that the earnings per share performance measure more accurately reflects Bob Evans’ actual results of operations without the impact of special charges.
On February 26, 2009, the Compensation Committee considered a number of special charges that have arisen during the course of the Company’s 2009 fiscal year and confirmed that the following special charges will be excluded from the calculation of earnings per share for purposes of fiscal 2009 performance goals:
•	$56.2 million in non-cash charges for the impairment of goodwill related to the acquisition of Mimi’s Café;

•	$11.8 million in non-cash charges for the impairment of intangible assets (i.e., the Mimi’s Café trade name) related to the acquisition of Mimi’s Café;

•	$6.4 million in non-cash fixed-asset impairment charges for six underperforming Mimi’s Café restaurants; and

•	Various cash charges for severance payments and retirement costs. Fiscal year-to-date, these cash charges total approximately $2.0 million.
Retirement of Roger Williams
On March 2, 2009, Bob Evans entered into a Retirement Agreement (the “Agreement”) with Roger D. Williams in connection with his retirement from Bob Evans. Among other terms, the Agreement provides that Mr. Williams will receive a lump sum payment of $758,069.76, less appropriate tax withholding amounts. This payment includes: (a) six months’ base salary; (b) a week’s worth of base salary for every two years of service; (c) a prorated portion of Mr. Williams’ fiscal 2009 annual cash performance bonus based on performance as of the end of Bob Evans’ third fiscal quarter; (d) the value of Mr. Williams’ unused vacation; and (e) an amount equivalent to Bob Evans’ contribution for six month’s worth of coverage under Bob Evans’ Retiree Health Insurance Plan. This amount was recorded in the third quarter of fiscal 2009. Mr. Williams’ will also receive his accrued benefits and vested awards under Bob Evans’ compensation plans and programs, as determined under the terms of each such plan and program.
In consideration of the payments and benefits to be received under the Agreement, Mr. Williams released any and all claims, demands and liabilities of any kind whatsoever which he may have against Bob Evans and its affiliates related to matters which occurred prior to the execution of the Agreement. Mr. Williams also agreed that he will not disclose any of Bob Evans’ confidential information or trade secrets. For a period of one year, Mr. Williams is prohibited from (a) working for any business engaged in the development or operation of a family dining restaurant or the manufacture or sale of food products that are the same or similar to those currently manufactured or sold by Bob Evans and (b) soliciting or hiring Bob Evans’ employees.
In accordance with the Age Discrimination in Employment Act, as amended, Mr. Williams may revoke the Agreement on or before March 9, 2009. If Mr. Williams revokes the Agreement, he will not receive the lump sum payment described above.
The foregoing description of the terms of the Agreement is not complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached as Exhibit 10.16 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Location

4.1	First Amendment, dated as of February 24, 2009, to Note Purchase Agreement, dated as of July 28, 2008, by and between Bob Evans Farms, Inc. and the Purchasers named therein	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-01667)

4.2	Second Amendment, dated as of February 24, 2009, to Note Purchase Agreement, dated as of July 28, 2004, by and between Bob Evans Farms, Inc. and the Purchasers named therein	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-01667)

10.1	Master Grid Note from BEF Holding Co., Inc. to National City Bank dated December 24, 2008	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-01667)

10.2	Master Grid Note from BEF REIT, Inc. to National City Bank dated December 24, 2008	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-01667)

10.3	Guarantee from Bob Evans Farms, Inc. to National City Bank dated December 24, 2008, guaranteeing obligations of BEF Holding Co., Inc.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-01667)

10.4	Guarantee from Bob Evans Farms, Inc. to National City Bank dated December 24, 2008, guaranteeing obligations of BEF REIT, Inc.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-01667)

10.5	First Amendment to Employment Agreement between Bob Evans Farms, Inc. and Steven A. Davis, dated December 24, 2008	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-01667)

10.6	Form of Amended and Restated Change in Control Agreement between Bob Evans Farms, Inc. and certain of its executive officers	Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-01667)

10.7	Amended and Restated Change in Control Agreement between Bob Evans Farms, Inc. and Steven A. Davis, dated December 24, 2008	Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-01667)

Exhibit No.	Description	Location

10.8	Assumption Agreement dated as of December 31, 2008, by Bob Evans Farms, Inc., an Ohio corporation, under which it assumed the obligations of BEF Holding Co., Inc. under that certain Note Purchase Agreement dated July 28, 2008	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2009 (File No. 0-01667)

10.9	Assumption Agreement dated as of December 31, 2008, by Bob Evans Farms, Inc., an Ohio corporation, under which it assumed the obligations of BEF Holding Co., Inc. under that certain Note Purchase Agreement dated July 28, 2004, as amended January 15, 2005	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 7, 2009 (File No. 0-01667)

10.10	Consent and Assumption Agreement dated as of December 31, 2008, between Bob Evans Farms, Inc., an Ohio corporation, and JPMorgan Chase Bank, N.A.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 7, 2009 (File No. 0-01667)

10.11	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan effective November 18, 2008	Filed herewith

10.12	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan effective November 18, 2008	Filed herewith

10.13	First Amendment to the Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan effective November 18, 2008	Filed herewith

10.14	First Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Executive Deferral Program effective November 18, 2008	Filed herewith

10.15	Bob Evans Farms, Inc. Director Medical Reimbursement Program effective as of January 1, 2008	Filed herewith

10.16	Retirement Agreement, dated as of March 2, 2009, by and between Bob Evans Farms, Inc. and Roger D. Williams	Filed herewith

21	Subsidiaries of Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 21 to the Company’s Current Report on Form 8-K filed January 7, 2009 (File No. 0-01667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

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

March 4, 2009
Date

*	Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated March 4, 2009
Bob Evans Farms, Inc.

Exhibit No.	Description	Location

4.1	First Amendment, dated as of February 24, 2009, to Note Purchase Agreement, dated as of July 28, 2008, by and between Bob Evans Farms, Inc. and the Purchasers named therein	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-01667)

4.2	Second Amendment, dated as of February 24, 2009, to Note Purchase Agreement, dated as of July 28, 2004, by and between Bob Evans Farms, Inc. and the Purchasers named therein	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-01667)

10.1	Master Grid Note from BEF Holding Co., Inc. to National City Bank dated December 24, 2008	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-01667)

10.2	Master Grid Note from BEF REIT, Inc. to National City Bank dated December 24, 2008	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-01667)

10.3	Guarantee from Bob Evans Farms, Inc. to National City Bank dated December 24, 2008, guaranteeing obligations of BEF Holding Co., Inc.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-01667)

10.4	Guarantee from Bob Evans Farms, Inc. to National City Bank dated December 24, 2008, guaranteeing obligations of BEF REIT, Inc.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-01667)

10.5	First Amendment to Employment Agreement between Bob Evans Farms, Inc. and Steven A. Davis, dated December 24, 2008	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-01667)

10.6	Form of Amended and Restated Change in Control Agreement between Bob Evans Farms, Inc. and certain of its executive officers	Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-01667)

10.7	Amended and Restated Change in Control Agreement between Bob Evans Farms, Inc. and Steven A. Davis, dated December 24, 2008	Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-01667)

10.8	Assumption Agreement dated as of December 31, 2008, by Bob Evans Farms, Inc., an Ohio corporation, under which it assumed the obligations of BEF Holding Co., Inc. under that certain Note Purchase Agreement dated July 28, 2008	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2009 (File No. 0-01667)

10.9	Assumption Agreement dated as of December 31, 2008, by Bob Evans Farms, Inc., an Ohio corporation, under which it assumed the obligations of BEF Holding Co., Inc. under that certain Note Purchase Agreement dated July 28, 2004, as amended January 15, 2005	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 7, 2009 (File No. 0-01667)

10.10	Consent and Assumption Agreement dated as of December 31, 2008, between Bob Evans Farms, Inc., an Ohio corporation, and JPMorgan Chase Bank, N.A.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 7, 2009 (File No. 0-01667)

10.11	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan effective November 18, 2008	Filed herewith

10.12	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan effective November 18, 2008	Filed herewith

10.13	First Amendment to the Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan effective November 18, 2008	Filed herewith

10.14	First Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Executive Deferral Program effective November 18, 2008	Filed herewith

10.15	Bob Evans Farms, Inc. Director Medical Reimbursement Program effective as of January 1, 2008	Filed herewith

10.16	Retirement Agreement, dated as of March 2, 2009, by and between Bob Evans Farms, Inc. and Roger D. Williams	Filed herewith

21	Subsidiaries of Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 21 to the Company’s Current Report on Form 8-K filed January 7, 2009 (File No. 0-01667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith