Form 10-K
period 2009-04-24
EVANS BOB FARMS INC
filed 2009-06-23
CIK 33769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 24, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 24, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $593,343,492 based on the closing sale price as reported on the NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 19, 2009

Common Stock, $.01 par value per share	30,946,599 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on September 14, 2009	Part III

PART I

Item 1.	Business.

In this Annual Report on Form 10-K, we use the terms “Bob Evans,” “company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries.

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this Annual Report on Form 10-K, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K, that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in this Annual Report on Form 10-K under the heading “Item 1A — Risk Factors.” We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures we make in our filings with the Securities and Exchange Commission should also be consulted.

The following description of our business should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

We have a 52 or 53-week fiscal year that ends on the last Friday in April. When we refer to fiscal 2009, fiscal 2008 and fiscal 2007, we are referring to our fiscal years that ended on April 24, 2009, April 25, 2008, and April 27, 2007, respectively. Fiscal 2009, fiscal 2008 and fiscal 2007 each had 52 weeks.

The following table contains information regarding revenues, operating profit and identifiable assets of our restaurant business and food products business for each of our last three fiscal years.

	Fiscal Year
	2009	2008	2007
	(Dollars in thousands)

Sales:
Restaurant Operations	$1,439,090	$1,445,034	$1,385,841
Food Products	349,273	331,060	304,665

	1,788,363	1,776,094	1,690,506
Intersegment Sales of Food Products	(37,851)	(39,068)	(36,046)

Total	$1,750,512	$1,737,026	$1,654,460

Operating Income:
Restaurant Operations	$12,796	$78,686	$78,553
Food Products	15,571	28,554	19,869

Total	$28,367	$107,240	$98,422

Identifiable Assets:
Restaurant Operations	$1,008,773	$1,077,295	$1,071,942
Food Products	111,727	99,343	87,269

	1,120,500	1,176,638	1,159,211
General corporate assets	27,148	30,398	37,751

Total	$1,147,648	$1,207,036	$1,196,962

Our Strategy

We believe our restaurant and food products businesses are regional brands with national potential. Our vision and mission statements embody our expectations for our company’s future. Our vision is to be the “Best in Class” in all of our food businesses. We strive to accomplish this vision by pursuing our mission — building brand loyalty by delighting customers with high-quality, delicious products “at your place or ours,” while balancing the needs of our employees, guests and investors.

We believe we can achieve our vision and mission by following a set of principles we refer to as our BEST (Bob Evans Special Touch) Brand Builders:

1. Win Together as Team — Our entire team must work together in a spirit of collaboration. We must communicate openly and share ideas and BEST practices with one another. We are committed to recognizing outstanding performance with pay incentives.

2. Consistently Drive Sales Growth — We will bring our brand positioning to life in everything we do. Our goal is to drive sales by consistently offering innovative, high-quality food that our customers will crave. We will strive to get more guests in our restaurants and buying our grocery products through effective marketing. We will offer exceptional customer service and suggest our great menu items at every table.

3. Improve Margins With an Eye on Customer Satisfaction — We must keep our customers satisfied with high-quality products and service while improving our long-term profitability. This involves using effective systems and processes to deliver margin improvements, such as our restaurant labor management systems. We must control our “controllables,” such as food costs, yields and waste.

4. Be the BEST at Operations Execution — We are committed to producing the highest-quality products and following the highest food safety standards. We must deliver outstanding customer service every day and fix the problems that make our customers unhappy. We must also ensure employee satisfaction while driving operational efficiency and productivity.

5. Increase Returns on Invested Capital — We must generate a good return on the money we spend. Each business in the Bob Evans Farms family must earn the right to receive funding by generating a favorable return on the money our company invests in it. All of our employees must think and act like owners of our business.

Our Restaurant Concepts

As of April 24, 2009, we owned and operated 570 Bob Evans Restaurants and 144 Mimi’s Cafés, with no franchising. Through our two restaurant concepts, we offer our customers a unique dining experience by serving a variety of high-quality, reasonably priced breakfast, lunch and dinner items in family-friendly settings.

Bob Evans Restaurants

Our vision for Bob Evans Restaurants is to be nationally recognized as a premier restaurant company in all markets in which we compete. Our mission is to be our customers’ favorite restaurant by giving them our BEST (Bob Evans Special Touch)...one customer at a time. Bob Evans Restaurants are founded on quality, homestyle food and friendly service. The concept is positioned as the “Home of Homestyle” by featuring authentic homestyle goodness with a Bob Evans twist. Our Bob Evans Restaurants feature a wide variety of “comfort foods” inspired by our homestead heritage, such as Bob Evans sausage gravy and slow-roasted turkey breast.

Breakfast entrées are served all day and feature traditional favorites such as sausage, bacon, eggs and hotcakes, as well as specialty offerings like crepes and stuffed French toast. We also offer a wide variety of lunch and dinner entrées, including a full line-up of “Big Farm Salads” and signature dinner items, such as country fried steak and slow-roasted turkey. During fiscal 2009, we added a number of innovative items to our menu, including two varieties of our BoBurrito (egg omelets rolled in grilled tortillas) and our Country Caesar Salad.

Bob Evans Restaurants feature an inviting atmosphere with country-style décor and warm interiors. The atmosphere evokes images of a classic, timeless country home. Most traditional Bob Evans Restaurants range in size from approximately 3,600 to 6,500 square feet while our larger Bob Evans Restaurants & General Stores are approximately 9,800 square feet. Currently, it costs approximately $2.3 million to build a new Bob Evans Restaurant, including the land. We are in the process of developing a new prototype Bob Evans Restaurant, as discussed in more detail in “Restaurant Locations and Expansion” below.

We believe our Bob Evans Restaurants draw people who want a wholesome meal at a fair price in a family- friendly atmosphere. Our average annual store sales per Bob Evans Restaurant in fiscal 2009 were $1.8 million. Average per-guest checks for fiscal 2009 for breakfast, lunch and dinner were $7.62, $8.10 and $8.29, respectively, for an average of $8.00 for all day parts. Depending on each location’s business patterns, Bob Evans Restaurants are generally open from 6 a.m. or 7 a.m. until 9 p.m. or 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday at some locations. During fiscal 2009, breakfast, lunch and dinner accounted for 32 percent, 37 percent and 31 percent, respectively, of total Bob Evans Restaurant revenue. Sales on Saturday and Sunday accounted for approximately 39 percent of a typical week’s revenue during fiscal 2009.

We offer retail gifts, food items and other novelties for sale on a limited basis in the Corner Cupboard areas located inside most of our traditional Bob Evans Restaurants and on a much larger scale in our seven Bob Evans Restaurants & General Stores. In fiscal 2009, retail sales accounted for 2 percent of sales at Bob Evans Restaurants. We aim to “Consistently Drive Sales Growth” by continuing to improve our selection of retail products and offering more branded items that are consistent with our brand positioning and homestead heritage.

Mimi’s Cafés

Mimi’s Café is a casual dining concept positioned as the “all day fresh café.” Mimi’s Café offers customers a place to relax and connect while enjoying freshly prepared meals. The concept combines elements of an upscale casual experience with broad everyday appeal. More than 100 freshly prepared, high-quality breakfast, lunch and dinner items are featured in an upbeat and sophisticated atmosphere. Mimi’s Cafés feature American and ethnic cuisine served with Southern European café charm, such as our signature “Famous” Chicken Pot Pie, Fresh from the Oven Pot Roast, Pasta Jambalaya and Flamed Broiled Hibachi Salmon. We believe that Mimi’s Cafés’ high-quality food, broad menu, exceptional service, unique atmosphere and affordable average check make the concept attractive to a broad demographic range.

All Mimi’s Cafés offer a selection of high-quality beer and wine. We are continuing to expand the selection of alcoholic beverages to satisfy guest demand, and in turn, increase alcohol sales and boost profit margins. During fiscal 2009, we added distilled spirits to our beer and wine service at 18 existing and 12 new Mimi’s Cafés. We intend to include beer, wine and distilled spirits in all new stores, subject to our ability to obtain the required liquor licenses and permits. As of the end of fiscal 2009, 81 Mimi’s Cafés featured expanded alcoholic beverage service compared to 63 stores that featured beer and wine only.

Mimi’s Cafés are visually appealing and resemble a French country home with dormer windows, gabled roofs, stone walls and bright awnings. The interior of each restaurant, inspired by Southern European bistros, incorporates a warm base of stone floors, brick walls and rough-hewn beamed ceilings accented by colorful art. Each restaurant contains distinct dining environments that provide our guests with a variety of dining atmospheres, including a French bistro-themed room, an outdoor patio, and a winery-themed room, which can be used for private parties. We are able to satisfy a wide range of diners, including business professionals, couples and singles, families and “empty nesters.” Most Mimi’s Cafés range in size from 6,000 to 7,000 square feet. Our current prototype Mimi’s Café is an approximately 6,500 to 6,800 square-foot building with approximately 200 seats indoors and 25 seats on the patio. Currently, it costs approximately $2.8 million to build a new Mimi’s Café, excluding the land.

Our average annual Mimi’s Café unit sales in fiscal 2009 were approximately $3.1 million. Average per-guest checks for fiscal 2009 for breakfast, lunch and dinner were $9.56, $10.57 and $12.25, respectively, for an average of $10.95 for all day parts. Sales of alcoholic beverages accounted for approximately 3.8 percent of Mimi’s Cafés’ sales in fiscal 2009. Mimi’s Cafés are generally open from 7 a.m. to 11 p.m., with breakfast being served until 11 a.m. During fiscal 2009, breakfast, lunch and dinner accounted for approximately 19 percent, 41 percent and 40 percent, respectively, of total Mimi’s Cafés’ revenue. Sales on Saturday and Sunday accounted for approximately 39 percent of a typical week’s revenue during fiscal 2009.

We own and operate SWH Custom Foods, an approximately 25,000 square-foot prep kitchen in Fullerton, California, that prepares signature muffin mixes, dressings, sauces and soups for Mimi’s Cafés and third-party restaurants. By producing approximately 40 to 45 different items, SWH Custom Foods allows Mimi’s Cafés to maintain a consistent flavor profile and efficiently produce an extensive menu of freshly prepared, high-quality items. We believe that our third-party services validate the quality of SWH Custom Foods’ operations and enable us to profitably drive incremental sales and utilize excess capacity with minimal additional capital commitment.

Restaurant Management

We believe that high-quality restaurant management is critical to the success of our restaurant concepts. We must “Be the BEST at Operations Execution” to keep our customers satisfied. Our restaurant management structure varies by concept and restaurant size.

During the fourth quarter of fiscal 2009, as part of our effort to “Win Together as a Team,” we realigned our restaurant segment management structure to achieve a greater focus on top-line growth and bottom-line profitability. The realignment involved the creation of a president and chief concept officer role for each restaurant concept. The chief concept officers focus their efforts on the overall growth and development of the concepts, with particular focus on increasing sales, new restaurant development and concept evolution. We also added a new president and chief restaurant operations officer, who has responsibility for developing “one BEST way” through standardizing operations processes and procedures across both restaurant concepts, as well as identifying additional opportunities for purchasing synergies by consolidating vendors and purchased items. The chief restaurant operations officer also oversees restaurant development and construction in close cooperation with the chief concept officers.

At Bob Evans Restaurants, we treat strangers like friends and friends like family. Each Bob Evans Restaurant employs approximately 50 to 90 hourly employees and is led by a general manager and two to three assistant managers, depending on the size, location and sales volume of the restaurant. Bob Evans Restaurant general managers report to an area coach who oversees approximately eight restaurants. The area coaches report to a vice president — head coach or a region coach. Each vice president — head coach is responsible for approximately 14 area coaches, whereas each region coach is responsible for approximately 7 area coaches. Bob Evans Restaurants are visited regularly by all levels of management to ensure they are functioning well and adhering to the concept’s standards.

Mimi’s Cafés complement fine food with excellent service that emphasizes our high standards, core values and attention to detail. Each Mimi’s Café employs approximately 100 to 125 hourly employees and is led by a general manager and three to four assistant managers, depending on the size, location and sales volume of the restaurant. Mimi’s Café general managers report to a market coach, who in turn reports to a vice president of operations.

During fiscal 2009, we “Improved Margins with an Eye on Customer Satisfaction” by focusing on ways to use our employees more effectively. We eliminated approximately 2.8 million labor hours from the restaurant segment during fiscal 2009 while improving our guest satisfaction scores at both concepts. Bob Evans Restaurants and Mimi’s Cafés eliminated approximately 1.8 million and 1.0 million labor hours, respectively, by improving labor forecasting and scheduling. We also reduced hourly employee and management turnover at Bob Evans Restaurants. During fiscal 2009, we continued the rollout of a new computerized point-of-sale system at Bob Evans Restaurants. As of the end of fiscal 2009, the new point-of-sale system was installed in approximately 183 Bob Evans Restaurants, and the rollout is expected to be complete by the end of the second quarter of fiscal 2010. We are also implementing a new labor scheduling tool at Bob Evans Restaurants and Mimi’s Cafés. We believe these initiatives will help us control our labor costs.

Restaurant Locations and Expansion

As of April 24, 2009, Bob Evans Restaurants (including Bob Evans Restaurants & General Stores) were located in 18 states, primarily in the Midwest, mid-Atlantic and Southeast, and Mimi’s Cafés were located in 24 states, primarily in California and other western states. The following table sets forth the number, concept and location of our restaurants as of the end of fiscal 2009:

Restaurants in Operation at April 24, 2009

	Bob Evans	Mimi’s	Total
	Restaurants	Cafés	Restaurants

Alabama		1	1
Arizona		12	12
Arkansas		2	2
California		57	57
Colorado		8	8
Delaware	7		7
Florida	49	11	60
Georgia		2	2
Illinois	16	3	19
Indiana	59		59
Iowa		1	1
Kansas	3	2	5
Kentucky	23	1	24
Maryland	28	2	30
Michigan	51		51
Missouri	24	2	26
Nebraska		1	1
Nevada		5	5
New Jersey	3		3
New Mexico		1	1
New York	8		8
North Carolina	11	5	16
Ohio	194	3	197
Oklahoma		2	2
Pennsylvania	39		39
South Carolina	4	1	5
Tennessee	3	3	6
Texas		11	11
Utah		4	4
Virginia	17	4	21
West Virginia	31		31

TOTAL	570	144	714

We strive to continuously “Increase Returns on Invested Capital.” Each business segment must earn the right to receive capital. We believe that we have to expand our restaurants with a focus on the quality, not just the quantity, of openings. Future restaurant growth depends on a variety of factors, including:

•	the expected rate of return on the money invested in the new restaurant;

•	the availability of affordable sites that meet our demographic and other specifications;

•	general economic conditions, including consumer spending for family and casual dining;

•	growth trends in consumer demand for our restaurant concepts;

•	our ability to obtain local permits; and

•	the availability of high-quality management and hourly employees.

We use a site selection process for each restaurant concept that includes a detailed evaluation of factors such as population density, household income in the area, competition, the site’s visibility and traffic patterns, accessibility and proximity to retail centers and the demographics of potential customers.

Traditionally, we have located new Bob Evans Restaurants in high-traffic retail areas or near major interstate highways in new and existing regional markets that we believe will support the concept. We have slowed the expansion of Bob Evans Restaurants dramatically over the past few years. In fiscal 2009, we opened 1 new Bob Evans Restaurant, compared to 2 in fiscal 2008 and 10 in fiscal 2007. We do not expect to build any new Bob Evans Restaurants during fiscal 2010, although we do plan to rebuild two existing Bob Evans Restaurants. Currently, we do not believe that our average new store volumes generate a level of return on our development costs that justifies significant expansion of Bob Evans Restaurants. We do not intend to substantially increase the construction of new Bob Evans Restaurants until we improve “restaurant level economics” by increasing our sales, lowering our labor, purchasing and construction costs, and increasing our margins and profitability.

We locate Mimi’s Cafés in convenient, high-traffic areas in new and existing regional markets that we believe will support the concept. During fiscal 2009, we opened 12 new Mimi’s Cafés. The casual dining segment has been hit particularly hard by the economic recession, and we have decided to reduce our development plans for Mimi’s Café. This is largely due to challenging economic conditions, sub-prime mortgage issues, lower home values and increasing unemployment rates, especially in regions of the country such as California, Florida, Arizona and Nevada, which account for approximately 75% of Mimi’s Café sales. In light of these economic factors and Mimi’s Café’s continued negative same-stores sales, we do not believe that our average new store volumes generate a level of return on our development costs that justifies significant expansion of Mimi’s Cafés. We do not intend to substantially increase the construction of new Mimi’s Cafés until the economy improves and we are able to improve “restaurant level economics” by increasing our sales, lowering our labor, purchasing and construction costs, and increasing our margins and profitability. As a result, we expect to open two new Mimi’s Cafés in fiscal 2010.

We continually assess all of our existing restaurants under our “Four Rs” program to determine whether any stores should be (1) rebuilt, (2) relocated, (3) re-imaged or (4) retired. During fiscal 2009, we retired two underperforming Bob Evans Restaurants. We believe these closures strengthened our restaurant portfolio by improving overall returns and freeing up resources for other uses. We have never closed a Mimi’s Café.

We believe that we must invest capital in our existing restaurants to ensure that they are safe, well-maintained and appealing to our guests in order to increase customer satisfaction and same-store sales. We select restaurants and determine the level of investment based upon the return on the investment we expect to generate through increases in sales and profitability. We have established “hurdles” for the expected rate of return on invested capital which must be met before a restaurant is re-imaged or rebuilt. A “rebuild” occurs when we replace an existing restaurant by constructing a new restaurant at the same site or a nearby site. Re-images range from minor décor updates in existing restaurants to more substantial changes to décor, fixtures and some equipment.

During fiscal 2009, we rebuilt 4 and re-imaged 25 Bob Evans Restaurants. One of these re-images was based on a new prototype Bob Evans Restaurant. The new prototype restaurant includes a new color palette and an updated décor package, which we believe will improve the guest experience and the appeal of the Bob Evans brand. Based upon the results of this project, we expect to develop a plan to re-image or rebuild the majority of our existing Bob

Evans Restaurants within the next five years to varying degrees based on the new prototype. This plan includes the re-image of 15 Bob Evans Restaurants in fiscal 2010. We also plan to rebuild two existing Bob Evans Restaurants during fiscal 2010, one of which will be based on the new prototype. We plan to test this new prototype to determine if it appeals to existing and potential guests and appropriately balances cost with the expected rate of return.

During fiscal 2009, we implemented a re-image program for Mimi’s Café. Many Mimi’s Cafés are 20 to 30 years old and in need of updating. The re-image program includes an enhanced bar area with expanded alcohol service, as well as updated décor and a new color palette. During fiscal 2009, we re-imaged 10 Mimi’s Cafés located in southern California. We expect to re-image approximately 15 Mimi’s Cafés in fiscal 2010.

Carryout Business

During fiscal 2009, carryout business in Bob Evans Restaurants accounted for 7.9 percent of the concept’s total revenues. We have increased Bob Evans Restaurants’ carryout business through increased marketing of our carryout offerings, as well as sales of our take-home holiday family feasts. To increase carryout business and customer satisfaction, we will continue to feature our carryout offerings in our marketing efforts and plan to implement on-line ordering.

Carryout at Mimi’s Cafés accounted for 4.0 percent of the concept’s total revenues in fiscal 2009. We plan to expand Mimi’s Cafés’ carryout business by driving awareness of our carryout offerings through enhanced marketing, implementing on-line ordering, and better defining carryout areas.

Supply Chain and Distribution

Controlling our supply costs is a key strategy for “Improving Margins with an Eye on Customer Satisfaction.” Our ability to offer high-quality, reasonably priced menu items at our restaurants depends upon acquiring food products and related items from reliable sources at competitive prices. Our supply chain team sources, negotiates and purchases food and non-food items from more than 700 suppliers. Our suppliers must adhere to strict product specifications and quality control standards.

Our restaurant operating margins are subject to changes in the price and availability of food commodities. Prices for many of the food and other commodities we buy for our restaurants fluctuated significantly during fiscal 2009. Our operating margins are also affected by changes in the price of utilities, such as natural gas upon which many of our restaurants depend for their energy supply.

To help control costs and obtain competitive prices, our supply chain team negotiates directly with our suppliers and occasionally uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. Additionally, we purchase products in bulk for our food products operations and negotiate volume discounts with suppliers. We continue to consolidate our purchasing activities for the entire company. This allows us to leverage the combined purchasing power of both restaurant concepts and our food products division. As part of this effort, we use competitive bidding and reverse on-line auctions for certain products and services.

Our Food Products Division manufactures sausage products for both of our restaurant concepts, which are distributed to our restaurants by third parties. Third parties distribute food and inventory items to our Bob Evans Restaurants once or twice a week. Our distributors purchase products from the suppliers we specify, at the prices we negotiate, and distribute them to our Bob Evans Restaurants on a cost-plus basis. Bob Evans Restaurants receive supplies from one of two primary distributors, Mattingly Foods, Inc. and Gordon Food Service.

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

Although a limited number of distributors furnish inventory items to our restaurants, we believe other distributors can readily provide this inventory. We have not experienced any material or continued shortage of the products distributed by any third parties.

During fiscal 2010, we intend to collect bids for distribution to our entire restaurant system. We expect this process to result in improved distribution efficiency, consistent pricing for both restaurant concepts and lower costs as we leverage the combined volume of Bob Evans Restaurants and Mimi’s Cafés.

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

Advertising and Marketing

We spent approximately $36.4 million on restaurant advertising and marketing during fiscal 2009. Most of our advertising budget was spent on television, radio, print and outdoor advertising for Bob Evans Restaurants. We focus our advertisements on new Bob Evans Restaurant menu items and the concept’s position as the “home of homestyle.” Our fiscal 2009 advertising campaigns supported our Bob-B-Q, Big Farm Salads and new BoBurritos. We also increased our digital marketing efforts by utilizing BE-Mail, Facebook and Twitter, as well as re-launching the Bob Evans Web site. We also increased coupon distribution, and we support in-store merchandising, menus, kids’ marketing programs and local store marketing. For example, we support the openings of new and rebuilt stores with a special “Rise and Shine” grand opening celebration attended by members of our Bob Evans Restaurant leadership team.

Traditionally, Mimi’s Cafés have relied on word-of-mouth and local store marketing rather than traditional advertising media. During fiscal 2009, we significantly expanded Mimi’s Café’s marketing efforts. These new marketing efforts included in-store merchandising, bounce-back coupons, targeted mailings and digital media, such as the expansion of the Mimi’s Café E-Club and the relaunch of the Mimi’s Café Web site. In fiscal 2010, Mimi’s will utilize targeted cable television commercials on a regional basis.

Research and Development

Research and development expenses for our restaurant operations have not been material. As part of our effort to “Consistently Drive Sales Growth,” we continuously test food items to identify new and improved menu offerings to appeal to our existing customers, satisfy changing eating trends and attract new customers. We maintain 18-month product development pipelines for both Bob Evans Restaurants and Mimi’s Cafés, which are focused on creating and introducing innovative items, as well as enhancements to existing offerings.

In order to keep our menus fresh and appealing to our guests’ taste preferences, our product development is concentrated on creating appealing menu offerings that are consistent with the positioning of each brand, as well as quality enhancements to some of our best-selling items. Product development for Bob Evans Restaurants focuses on homestyle offerings with a unique Bob Evans twist, whereas Mimi’s Café develops products made with freshly prepared items consistent with its positioning as an “all day fresh café.” During fiscal 2009, Mimi’s Café introduced new “Just Enough” right-sized, right-priced lunch and dinner entrées for customers seeking smaller portions with a more affordable price point. The “Just Enough” offerings have become Mimi’s Cafés’ most popular lunch and dinner items, and we recently introduced “Just Enough” breakfast items. During the fourth quarter of fiscal 2009, Mimi’s Café also introduced fixed price menus featuring an appetizer, entrée and dessert for a set price. This program has been successful and Mimi’s Café will continue to feature fixed price menus in fiscal 2010.

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

The restaurant business is affected by changes in the public’s eating habits and preferences, population trends, traffic patterns, weather conditions and gasoline and other energy costs, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry include the quality and value of menu offerings, quality and speed of service, attractiveness of facilities, advertising, name-brand awareness and image, and restaurant locations. Although we believe our restaurant concepts compete favorably with respect to each of these factors, many of our competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources than we have. Additionally, we compete with many restaurant operators and other retail establishments for site locations and restaurant employees. We also face growing competition from quick-service and fast-casual restaurants that are improving the quality and expanding the variety of their offerings, especially at breakfast.

Food Products Operations

We offer a wide variety of quality, homestyle food products to retail and foodservice customers. We sell our retail food products under the Bob Evans and Owens brand names. We believe our food products provide convenient meal solutions that uphold our high-quality standards and unique farm-fresh taste. Our food products include approximately 45 varieties of fresh, smoked and fully cooked pork sausage and hickory-smoked bacon products. We also offer approximately 65 complementary, convenience food items in the refrigerated and frozen areas of grocery stores such as mashed potatoes, macaroni and cheese, microwaveable sandwiches and slow-roasted main dish entrées.

During fiscal 2009, we refined our product innovation pipeline and introduced 9 new foodservice products and 12 new retail food products, including family-size macaroni and cheese and mashed potatoes; broccoli cheese casserole; sweet creamed corn; and a five-item line of smoked dinner sausage. Pounds sold from comparable products were up 5.7 percent, with overall food products net sales up 6.7 percent, in fiscal 2009 compared to fiscal 2008. Our refrigerated mashed potatoes and macaroni and cheese side dishes continue to grow as a percentage of our food products volume. We will continue to “Consistently Drive Sales Growth” through new product development and enhancing existing items to address changing consumer demands. In fiscal 2009, we introduced our reformulated bratwurst and Italian sausage products for outdoor grilling in an attempt to grow our market share of this business.

Production

We produce food products in our seven manufacturing facilities. We produce sausage products at our plants located in Galva, Illinois, Hillsdale, Michigan and Xenia, Ohio. Our Bidwell, Ohio and Richardson, Texas plants produce both fresh and fully cooked sausage products. Our Sulphur Springs, Texas and Springfield, Ohio plants produce ready-to-eat products, such as sandwiches, soups and gravies. We also operate a distribution center in Springfield, Ohio.

We have made efforts to “Increase Returns on Invested Capital” by implementing a plant rationalization program to ensure we are positioned for future growth. The program is geared to identify operational gaps and opportunities to improve production efficiencies. As part of this program, we completed an expansion of our Springfield, Ohio distribution center in fiscal 2008 at a cost of approximately $9 million. During fiscal 2009, we began an approximately $16 million expansion of our Sulphur Springs, Texas facility to add more capacity to produce fully cooked products. The expansion was completed in June 2009. We also “Increased Returns on Invested Capital” in fiscal 2009 by improving boneless meat yields at our sausage manufacturing plants.

We strive to “Be the BEST at Operations Execution” by always focusing on food safety. We follow a Hazard Analysis and Critical Control Points (“HACCP”) program at each of our manufacturing plants. HACCP is a comprehensive system developed in conjunction with government agencies to prevent food safety problems by addressing physical, chemical and biological hazards. We use HACCP to identify potential safety hazards so that key actions can be taken to reduce or eliminate risks during production. We also have a team dedicated to food safety and quality assurance.

We use third parties to manufacture or “co-pack” all of the Bob Evans and Owens products that are not produced in our own facilities. These co-packed items include our mashed potatoes, macaroni and cheese, and some meat items. At the end of fiscal 2009, we used approximately 23 third parties to manufacture food products for us.

Sales

The U.S. food industry has experienced significant consolidation over the last 20 years as competitors have shed non-core businesses and made strategic acquisitions to complement category positions, maximize economies of scale in raw material sourcing and production, and expand retail distribution. The importance of sustaining strong relationships with retailers has become a critical success factor for food companies because it drives category management and continuous replenishment programs. Food companies with category leadership positions and strong retail relationships have increasingly benefited from these initiatives as a way to maintain shelf space and maximize distribution efficiencies.

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

Before the elimination of sales to our restaurants, retail sales accounted for approximately 89 percent of our fiscal 2009 food products business, with foodservice sales comprising approximately 8 percent and sales to our restaurants comprising approximately 3 percent. Our sales force, which consists of our field sales representatives and third party food brokers, sells our food products to a number of leading national and regional retail chains. A relatively small number of customers accounts for a large percentage of our sales. For fiscal 2009, our largest 10 accounts represented approximately 54 percent of our total food products sales, with Wal-Mart Stores, Inc. (and its affiliates) and The Kroger Co. each accounting for over 10 percent of these sales. As part of our effort to “Win Together as a Team,” we maintain national account teams to address the needs of our key retailers on a long-term basis.

We continue to devote time and effort on sales of our products to foodservice customers. Items for our foodservice customers are made to their specifications and include sausage, sausage gravy and breakfast sandwiches. Although foodservice represents only a small portion of our food products sales, it provides us with incremental volume in our production plants, as well as an opportunity for future growth.

We sell a variety of products to the U.S. military, including convenience food items and sausage. Products sold to the military represented less than one percent of our food products volume in fiscal 2009. We maintain a sales team to work in conjunction with third party food brokers to address the unique needs of the U.S. military and to attempt to grow this business.

In fiscal 2009, we sold our grilling sausage, side dish and frozen breakfast items in the Toronto, Canada area. Less than one percent of our fiscal 2009 revenue is attributable to sales of our food products in Canada.

Distribution

We currently supply most of our customers by shipping products directly to their warehouses for further distribution by the customers to their retail stores. We supply a limited number of our customers through our direct-store delivery system, in which members of our route-sales team periodically call on retail stores to purchase products off a delivery truck. During fiscal 2009, we continued to experience increased customer requests for warehouse delivery, rather than direct-store delivery, of our products. In response to our retailers’ needs, we converted most of our direct-store-delivery system to a warehouse system. As of the end of fiscal 2009, approximately 96 percent of our distribution was on the warehouse model. Although the conversion to a warehouse system initially results in some severance costs and higher slotting fees, we expect it to result in a lower cost structure in the long-term. We also distribute our products through food wholesalers and distributors who primarily service smaller, independent grocers.

At the end of fiscal 2009, Bob Evans and Owens brand products were available for purchase in grocery stores in all 50 states, the District of Columbia and the Toronto, Canada area. Our Owens brand products were available for purchase in Arizona, Arkansas, Colorado, New Mexico, Oklahoma and Texas, as well as in portions of Mississippi, Missouri and Nevada.

We continue to work with retailers in states where there is an opportunity to distribute our products. We will explore expansion prospects with retailers to profitably increase points of distribution. During fiscal 2009, we added approximately 820 new product authorizations (i.e., orders from customers for products they have not ordered from us before).

Sources and Availability of Raw Materials

The most important raw material used in our food products business is live sows, which we depend upon to produce our pork sausage products. We procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in many states and Canada. The live sow market is highly cyclical in terms of the number of sows available and the current market price. It is also dependent upon supply and demand for pork products, as well as corn and soybean meal prices (the major food supply for sows), weather and farmers’ access to capital. During fiscal 2009, the profitability of our food products segment was negatively impacted by a significant and rapid increase in sow costs compared to previous years. In fiscal 2010, we believe our food products segment will continue to be challenged by sow costs that are significantly higher than historical averages. To date, we have not experienced any significant or prolonged difficulty in procuring live sows. We have not traditionally contracted in advance for the purchase of live sows, although we have done so in limited quantities from time to time.

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

Most of our food products are highly perishable and require proper refrigeration. Product shelf life ranges from 18 to 60 days for refrigerated products. Due to the highly perishable nature and shelf life of these items, our production plants normally process only enough product to fill existing orders. As a result, we maintain minimal inventory levels. With our transition to a warehouse delivery system, many of our breakfast and dinner sausage items are frozen and shipped to warehouses. Shipping frozen product allows our retailers added flexibility to slack out product to meet consumer demand and allows us to build inventory for heavy consumption periods.

Advertising and Marketing

During fiscal 2009, we spent approximately $9.3 million marketing our food products. Our food products marketing programs consist of advertising, consumer promotions and trade promotions. Our advertising activities include television, radio, newspaper and magazine advertisements aimed at increasing brand awareness and building consumer loyalty. Consumer promotions include the distribution of recipes featuring our products and targeted coupons designed to attract new customers and increase the frequency of purchases. Our trade promotions are aimed at providing retail display support and securing additional shelf space. During fiscal 2009, we continued to “Win Together as a Team” and “Consistently Drive Sales Growth” through joint marketing programs to support both Bob Evans Restaurants and Bob Evans Food Products.

Competition

The food products business is highly competitive and is affected by changes in the public’s eating habits and preferences, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry are the quality, flavor and value of the food products offered, advertising and name brand awareness. We believe that we compete favorably with respect to each of these factors. Our competitors include well-established national, regional and local producers and wholesalers of similar products, some of whom have substantially greater financial, marketing and other resources than we have. With respect to our sausage products, our major competitors include the Johnsonville and Jimmy Dean brands. We believe that sales of our sausage and mashed potato products constitute a significant portion of sales of comparable products in the majority of our core markets.

Productivity — Project BEST Way

We maintain and support a company-wide productivity initiative called Project BEST Way. The objective of Project BEST Way is to achieve efficiencies and productivity in all business units through various initiatives and projects. A number of projects fall within the umbrella of Project BEST Way, including our efforts to control and reduce purchasing costs, reducing restaurant labor costs, the installation of a new point of sale ordering system in Bob Evans Restaurants and our plant standardization and rationalization projects. We believe Project BEST Way supports our annual and five-year strategic plans by leveraging operational productivity with capital allocation to add profit to our bottom line.

Seasonality and Quarterly Results

Our restaurant and food products businesses are subject to seasonal fluctuations. Historically, our highest levels of revenue and net income at Bob Evans Restaurants have occurred in the first and second quarters of our fiscal year. Many Bob Evans Restaurants are located near major interstate highways and generally experience increased revenue during the summer travel season. Conversely, Mimi’s Café business traditionally tends to be slightly lower in the summer months. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes in some of the markets in which we operate.

Our food products business is seasonal to the extent that third and fourth quarter sales are typically higher due to increased sales of sausage during the colder months from November through April. We are focused on promoting our reformulated bratwurst and Italian sausage products for outdoor grilling in an attempt to grow our market share of this business and create more volume during the summer months.

Our consolidated quarterly results have been and will continue to be significantly impacted by the cost and availability of raw materials, as well as the timing of new restaurant openings and their associated pre-opening costs. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Trademarks and Service Marks

We have several registered trademarks and service marks, including the marks “Bob Evans” and “Mimis Cafe” for our restaurant business, “Bob Evans” and “Owens” for our food products business and “SWH Custom Foods” for our prep kitchen services, as well as the Bob Evans and Mimi’s Café logos. We maintain a registration program for our marks with the United States Patent and Trademark Office. In order to better protect our brands, we have also registered our ownership of the Internet domain names “www.bobevans.com” and “www.mimiscafe.com.” We believe that our trademarks, service marks, proprietary recipes and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts and food products. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concepts. It may be difficult for us to prevent others from copying elements of our restaurant concepts and food products, and any litigation to enforce our rights would likely be costly.

Government Regulation

We are subject to numerous federal, state and local laws affecting our businesses. Our restaurants are subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development and openings of new restaurants or could disrupt the operations of existing restaurants. However, we believe that we are in compliance in all material respects with all applicable governmental regulations and, to date, we have not experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open or operate any of our restaurants.

Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wage, meal and rest breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence, paid “sick days” or other paid time off, mandated health benefits for all employees or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and food products operations. Minimum wage increases at the federal level and in California, Ohio, and many other states in which we operated during fiscal 2009 affected the profitability of our restaurants and led to increased menu prices. Various proposals that would require employers to provide paid time off or health insurance for all of their employees are considered from time to time in Congress and various states. The imposition of any requirement that we provide paid time off or health insurance to all employees could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

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

There are a number of federal, state and local proposals and regulations to require restaurants to provide nutritional information on menus and/or require that restaurants label menus with the country of origin of meal ingredients. For example, our Mimi’s Cafés located in California are subject to a state-wide menu labeling law that will become effective on July 1, 2009. We are concerned that the continued imposition of such regulations, especially at the state and local level with varying requirements, could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. In particular, we are concerned about the increased operating costs we will incur to comply with these requirements, as well as the potential impact on our sales and profitability if the disclosures change guest preferences and menu mix. We support the uniform standards that would be implemented across the United States under the Labeling Education and Nutrition Act (LEAN Act), which is pending in Congress.

Our restaurants and production facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related state statutes. The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state laws, when constructing new restaurants and facilities or undertaking significant remodeling of existing restaurants and facilities, we must make them more readily accessible to people with disabilities. We also must make reasonable accommodations for the employment of people with disabilities. During fiscal 2009, the ADA was amended to significantly expand the categories of individuals who are deemed to have disabilities.

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

Mimi’s Cafés located in certain states may be subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person with the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We train our Mimi’s Café employees how to serve alcohol and we carry liquor liability coverage as part of our existing comprehensive general liability insurance. We have never been named as a defendant in a lawsuit involving “dram-shop” statutes.

As a manufacturer and distributor of food products, we are subject to a number of food safety regulations, including regulations promulgated by the U.S. Department of Agriculture and the U.S. Food and Drug Administration. These agencies enact and enforce regulations relating to the manufacturing, labeling, packaging, distribution and safety of food in the United States. Among other matters, these agencies: enforce statutory prohibitions against misbranded and adulterated foods; establish safety standards for food processing; establish standards for ingredients and manufacturing procedures for certain foods; establish standards for identifying certain foods; determine the safety of food additives; establish labeling standards and nutrition labeling requirements for food products; and enforce regulations to prevent the introduction, transmission or spread of communicable diseases. In addition, various states regulate our operations by: enforcing federal and state standards for selected food products; grading food products; licensing and inspecting plants and warehouses; regulating trade practices related to the sale of food products; and imposing their own labeling requirements on food products. Some of the food commodities we use in our operations are also subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.

Through our sausage manufacturing operations, our food products business is subject to the requirements of the Packers & Stockyards Act (the “P&S Act”). The general purpose of the P&S Act is to: (1) assure fair competition and fair trade practices; (2) safeguard farmers and ranchers; (3) protect consumers; and (4) protect members of the livestock, meat and poultry industries from unfair, deceptive, unjustly discriminatory and monopolistic practices. The P&S Act is administered by the Grain Inspection, Packers & Stockyards Administration (GIPSA), which is part of the U.S. Department of Agriculture (USDA). Among other requirements, the P&S Act requires meat packers, such as Bob Evans, to be bonded, provides trust protection for producers in the event they are not paid for livestock by a meat packer, and requires that livestock producers be paid promptly by meat packers for the sale of livestock. Violations of the P&S Act may be resolved through a notice of violation, a stipulation agreement with GIPSA, administrative actions and court actions. We are in the process of resolving an administrative action filed against us alleging violations of the prompt pay requirements of the P&S Act. We do not expect the settlement of this matter to have a material adverse impact on our financial condition or results of operations.

We are subject to federal and state environmental regulations, including various laws concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents. These regulations have not had a material effect on our operations to date. We do not anticipate that compliance with federal, state and local provisions regulating the discharge of materials into the environment, or which otherwise relate to the protection of the environment, will have a material effect upon our capital expenditures, revenues or competitive position.

Employees

As of April 24, 2009, we employed 46,495 persons, including 45,242 persons in our restaurant business and 1,253 persons in our food products business. None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe our working conditions and compensation packages are generally comparable with those offered by our competitors. We consider overall relations with our employees to be favorable.

Available Information

Our Internet Web site address is www.bobevans.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange

Commission. The information contained on or connected to our Web site is not incorporated into this Annual Report on Form 10-K.

Upon the written request of a stockholder, we will provide without charge a copy of this Annual Report on Form 10-K, including the financial statements and financial statement schedules included herein. In addition, upon the written request of a stockholder, we will provide a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a reasonable fee. Written requests should be delivered to Bob Evans Farms, Inc., Attention: Investor Relations, 3776 South High Street, Columbus, Ohio 43207.

Item 1A.	Risk Factors

The risk factors presented below may affect our future operating results, financial position and cash flows. In addition to the risk factors presented below, changes in general economic conditions, consumer tastes and discretionary spending patterns, demographic trends and consumer confidence in the economy, which affect consumer behavior and spending for restaurant dining occasions and retail purchases in general, may have a material impact on us. Our actual results could vary significantly from any results expressed or implied by any forward-looking statements contained in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission depending upon a variety of factors, including, but not limited to, the following risks and uncertainties:

Our business could suffer if we are the subject of negative publicity or litigation regarding allegations of food-related illnesses.

As a restaurant and food products business, we are sometimes the subject of complaints or litigation from consumers alleging illness, injury or other food quality, health or operational concerns. Food-related illnesses may be caused by a variety of foodborne pathogens, such as e-coli or salmonella, and from a variety of illnesses transmitted by restaurant workers, such as hepatitis. Foodborne illness incidents could also be caused by food suppliers and distributors. As a result, we cannot control all of the potential sources of illness that can be transmitted from food. If any person becomes ill, or alleges becoming ill, as a result of eating our food, we may be liable for damages, be subject to governmental regulatory action and/or receive adverse publicity, regardless of whether the allegations are valid or whether we are liable, any of which could have long-lasting, negative effects on our financial position or results of operations.

Health concerns and government regulations relating to the consumption of trans-fats, pork, beef, chicken and other food products could affect consumer preferences and could negatively impact our results of operations.

Consumer food preferences could be affected by health concerns about the consumption of various types of food, such as trans-fats, pork, beef and chicken. The negative publicity beginning in the fourth quarter of fiscal 2009 regarding the Influenza A (H1N1) virus, which has been referred to as the “swine flu” in media reports, caused public concern regarding the safety of pork products and adversely affected our food products sales in the fourth quarter of fiscal 2009. Negative publicity concerning trans-fats related to fried foods and other items, “mad cow” and “foot-and-mouth” disease relating to the consumption of beef and other meat products, “avian flu” related to poultry products and the publication of government, academic or industry findings about health concerns relating to menu items served by any of our restaurants could also affect consumer food preferences. These types of health concerns and negative publicity concerning our food products may adversely affect the demand for our food and negatively impact our business and results of operations. Additionally, some government authorities are increasing regulations regarding trans-fats, which may require us to limit or eliminate trans-fats from our menu offerings and/or food products. For example, our Mimi’s Cafés located in California are subject to a state-wide trans-fat ban beginning in 2010. These regulations may require us to switch to higher cost ingredients and may hinder our ability to operate in certain markets.

We are also concerned about state and local proposals and regulations to require restaurants to provide nutritional information on menus and/or require that restaurants label menus with the country of origin of meal ingredients. For example, our Mimi’s Cafés located in California are subject to a state-wide menu labeling law that will become effective on July 1, 2009. We are concerned that the imposition of such regulations at the state and local level with varying requirements could have an adverse effect on our results of operations and financial condition. In particular, we are concerned about the increased operating costs we will incur to comply with these requirements, as well as the potential impact on our sales and profitability if the disclosures change guest preferences and menu mix. We support the uniform standards that would be implemented across the United States under the Labeling Education and Nutrition Act (LEAN Act), which is pending in Congress.

The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to trends in eating habits. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete certain menu items. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer demand and have an adverse impact on our revenues.

The global economic crisis adversely impacted our business and financial results in fiscal 2009 and a prolonged recession could materially, adversely affect us in the future.

The restaurant industry is dependent upon consumer discretionary spending. The global economic crisis has reduced consumer confidence to historic lows impacting the public’s ability and desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses in the financial markets, personal bankruptcies and reduced access to credit, resulting in lower levels of guest traffic in our restaurants. If this difficult economic situation continues for a prolonged period of time or deepens in magnitude, our business and results of operation could be materially affected and may result in a further deceleration of the number and timing of new restaurant openings. Continued deterioration in guest traffic and a reduction in the average amount guests spend in our restaurants will negatively impact our revenues. This will result in spreading fixed costs across a lower level of sales, and will, in turn cause downward pressure on our profitability. This could result in asset impairment charges and potential restaurant closures.

Future recessionary effects on the Company are unknown at this time and could have a material adverse effect on our financial position and results of operations. There can be no assurance that the government’s plan to stimulate the economy will restore consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit or result in lower unemployment.

Certain economic and business factors specific to the restaurant industry and certain general economic factors including unemployment, energy prices and interest rates that are largely out of our control may adversely affect our results of operations.

The results of operations of our restaurant concepts depend upon a number of industry-specific and general economic factors, many of which are beyond our control. The restaurant industry is affected by changes in national, regional and local economic conditions, consumer spending patterns and consumer preferences. Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased unemployment, decreased salaries and wage rates, increased energy prices, inflation, rising interest rates or other industry-wide cost pressures affect consumer behavior and decrease spending for restaurant dining occasions, leading to a decline in our sales and earnings. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have less disposable income and reduce the frequency with which they dine out. This is particularly the case with casual dining concepts like Mimi’s Café because consumers may choose more inexpensive restaurants (such as quick-service restaurants or fast casual dining) when eating outside the home. Unfavorable changes in the factors described above or in other business and economic conditions affecting our customers could increase our costs, reduce traffic in some or all of our restaurants or impose practical limits on pricing, any of which would lower our profit margins and have a material adverse affect on our financial condition and results of operations.

Because many of our restaurants are concentrated in certain geographic areas, our results of operations could be materially, adversely affected by regional economic conditions and events.

The concentration of many of our existing and planned restaurants in particular regions of the United States could affect our operating results in a number of ways. For example, our results of operations may be adversely affected by economic conditions in that region, the local labor market and regional competition. Also, adverse publicity relating to our restaurants in a region in which they are concentrated could have a more pronounced adverse effect on our overall revenue than might be the case if our restaurants were more broadly dispersed.

A majority of our Bob Evans Restaurants are located in Ohio and other parts of the Midwest, which makes us particularly sensitive to economic conditions, natural disasters, severe weather and other events in this region. We believe same-store sales at our Bob Evans Restaurants are particularly sensitive to economic conditions in the Midwest, which has been hit particularly hard by the downturn in the United States’ economy, the troubled auto industry, increased unemployment and lower home values. Nearly 250 Bob Evans Restaurants are located in Michigan and Ohio where the impact of job losses in the automotive industry (manufacturers and suppliers) could have a material adverse impact on our sales. Also, because a significant percentage of our Mimi’s Cafés are located in California, we are also particularly sensitive to events and developments in that state, such as earthquakes or other natural disasters and energy shortages. We are concerned about Mimi’s Café’s sales and profit trends in California, Florida, Arizona and Nevada. These states account for approximately 75 percent of Mimi’s Café’s core sales in fiscal 2009 and have been hit particularly hard by the downturn in the United States’ economy, sub-prime mortgage issues, increased unemployment and lower home values.

Our failure to achieve and maintain positive same-store sales for an extended period of time would likely have a material adverse effect upon our financial condition, results of operation and cash flows.

Same-store sales are a key measure of the financial health of our company, as well as our individual restaurants. Same-store sales growth may be affected by a number of factors, including:

•	local and national economic conditions affecting consumer spending habits;

•	gasoline prices;

•	customer trends;

•	intense competition in the restaurant business;

•	customer satisfaction;

•	extraordinary events such as weather or natural disasters; and

•	pricing pressure.

In fiscal 2009, same-store sales at Mimi’s Café decreased 7.2 percent and Bob Evans Restaurants’ same-store sales decreased 0.3 percent. Our failure to achieve and maintain positive same-store sales for extended periods of time for either of our restaurant concepts would have a material adverse effect upon our business, results of operations and financial condition.

Our business could suffer if we are the subject of increased litigation regarding personal injuries suffered on our premises, discrimination, harassment or other labor matters.

Employee and customer claims against us based on, among other things, personal injury, discrimination, harassment, wage and hour disputes or wrongful termination may divert our financial and management resources from operating our businesses. Restaurant companies have been the target of class actions and other lawsuits alleging, among other things, violation of federal and state law. Like many employers, Mimi’s Café has been faced with allegations of purported class-wide wage and hour violations in California, and we have taken charges related to the settlement of these cases. In fiscal 2009, a class action was filed against Mimi’s Café, alleging that assistant managers working in California from October 2004 to the present were misclassified by Mimi’s Café as exempt employees. As a result, the complaint alleges that these assistant managers were deprived of overtime pay, rest breaks and meal periods as required for non-exempt employees under California law. We believe that Mimi’s Café

properly classifies its assistant managers as exempt employees under California law, and are evaluating the results of similar proceedings in California and consulting with advisors with specialized expertise. This case is currently in the discovery phase, and no trial date has been set. An unfavorable verdict or a significant settlement with respect to this matter could have a material adverse impact on our financial position, cash flows and results of operations. A significant increase in the number of these claims or an increase in the number of unfavorable verdicts or significant settlements could also have a material, adverse effect on our business, results of operations and financial condition.

The restaurant and food products industries are heavily regulated, and compliance with applicable laws and regulations may be more costly than we expect.

The restaurant industry and the food products industry are subject to various federal, state and local laws and regulations. Compliance with these legal requirements may be more costly than we expect. The failure to obtain and/or retain licenses, permits or other regulatory approvals could delay or prevent the opening of a restaurant and/or the continued operation of a particular restaurant or food products manufacturing facility. Our failure to comply with applicable laws and regulations could also result in fines or legal actions that could adversely affect our business, results of operations and financial position. Significant legal and regulatory issues affecting our business include:

•	employment laws, including minimum wage requirements, overtime pay, meal and rest break requirements, paid “sick days” or other paid time off, health insurance, unemployment tax rates, discrimination laws, workers’ compensation rates and citizenship and immigration requirements;

•	permit, licensing and other regulatory requirements for the sale of food and alcoholic beverages;

•	health, safety and fire regulations;

•	zoning, land and environmental regulations;

•	sales tax;

•	food safety regulations governing the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States and Canada;

•	laws governing public access and employment for people with disabilities; and

•	state “dram shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

A privacy breach could adversely affect our business.

The protection of customer, employee and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes. In addition, customers have a high expectation that we will adequately protect their personal information. If we fail to comply with these laws and regulations or experience a significant breach of customer, employee or company data, our reputation could be damaged and we could experience lost sales, fines or lawsuits.

Our success depends on our ability to compete effectively in the restaurant and food products industries.

The restaurant industry is highly competitive and is affected by changes in the public’s eating habits and preferences, population trends, traffic patterns and weather conditions, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry include the quality and value of the menu items offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image and restaurant locations. Many of our competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources than we have, which may give them competitive advantages. We also compete with many restaurant operators and other retail establishments for site locations and restaurant employees. We expect competition to intensify as our competitors expand operations in our markets and quick-service restaurant chains expand their breakfast offerings. This increased competition could materially, adversely affect our financial position or results of operations.

The food products business is also highly competitive and is affected by changes in the public’s eating habits and preferences, as well as by local and national economic conditions affecting consumer spending habits. Key competitive factors in the industry include the quality, flavor and value of the food products offered, advertising and name brand awareness. Our competitors include well-established national, regional and local producers and wholesalers of similar products, many of whom have substantially greater name recognition and financial, marketing and other resources than we have, which may give them competitive advantages. We expect competition to intensify in our food products segment as other food companies introduce refrigerated side dishes to compete with our successful mashed potatoes and macaroni and cheese products. This increased competition could materially, adversely affect our financial position or results of operations.

The price and availability of food, ingredients and utilities used by our restaurants could adversely affect our revenues and results of operations.

Our business is subject to the general risks of inflation. Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, utilities, and other related costs over which we may have little control. Fluctuations in economic conditions, weather and demand, as well as natural disasters can adversely affect the availability, quality and cost of the ingredients and products that we buy. We require fresh produce, dairy products and meat, and therefore are subject to the risk that shortages or interruptions in supply of these food products could develop. Our operating margins are subject to changes in the price and availability of food commodities. For example, during fiscal 2009, the profitability of our food products segment was negatively impacted by a significant increase in sow costs, which represent the majority of food products segment cost of sales. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products. Our operating margins are also affected by fluctuations in the price of utilities such as natural gas, whether as a result of inflation or otherwise, on which our restaurants depend for much of their energy supply. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations. In addition, because we provide a moderately priced product, we may not seek or be able to pass along price increases to our guests sufficient to offset cost increases.

Our inability to successfully and sufficiently raise menu and food products prices to offset increased costs could result in a decline in margins.

We utilize price increases for menu offerings and food products to help offset cost increases, including increased costs for wholesale food, raw materials, distribution, minimum wages, employee benefits, construction, fuel, utility, inflation and other costs. During fiscal 2009, we implemented menu price increases at a significant number of Bob Evans Restaurants and Mimi’s Cafés to offset minimum wage and supply cost increases. Further federal legislation to increase the minimum wage as well as the tip credit wage we pay to certain staff members receiving guest gratuities is probable, and there may be similar increases implemented in other jurisdictions in which we operate or seek to operate. Additional minimum wage increases could have a material adverse effect on our labor costs. Our food products business is also sensitive to sow costs. During fiscal 2009, the profitability of our food products segment was negatively impacted by a significant and rapid increase in sow costs compared to previous years. We believe our food products segment will continue to be challenged by high sow costs in fiscal 2010. We may not be able to anticipate and react to changing costs by adjusting our purchasing practices and prices to sufficiently account for increased costs, especially further minimum wage increases at the federal and/or state level. Also, because we offer moderately priced food, we may not be able to, or we may choose not to, pass along price increases to our customers, which could materially, adversely affect our business and results of operations.

Our success depends on consumer acceptance of our menu offerings, food products, prices, atmosphere and service procedures.

Our success in creating demand for our restaurant menu offerings and food products is dependent on our ability to continue to accurately predict consumer dining and taste preferences and adapt our menu and food products to trends in food consumption. If customer eating habits change significantly and we are unable to respond with appropriately priced menu offerings and food products, it could materially affect demand for our menu offerings and food products, which would result in lost customers and an adverse impact on our business and results of operations. Our success is also dependent upon our ability to keep the atmosphere of our two restaurant concepts relevant and provide satisfactory customer service. If we change a restaurant concept or customer service technique, we may lose customers who do not prefer the changed concept or customer service technique, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make the concept or technique profitable.

Our food products business is dependent upon a limited number of suppliers for the production of a significant number of items and relies upon a relatively small number of customers for a large percentage of its sales.

Our food products business is dependent upon a limited number of suppliers, and we have not identified secondary suppliers for food products manufactured in our plants. Our prolonged inability to provide products to fill orders in a timely manner would have an adverse effect on both our restaurant and food products businesses and our results of operations. Our food products business also relies upon a relatively small number of customers for a large percentage of its sales. For fiscal 2009, our largest 10 accounts represented approximately 54 percent of our total food products sales, with Wal-Mart Stores, Inc. (and its affiliates) and The Kroger Co. each accounting for over 10 percent of these sales. Our inability to maintain strong relationships with our key customers could result in a loss of business, which would have a material, adverse effect on our food products business and our results of operations.

Our food products business has seven manufacturing plants which we believe have adequate capacity to serve their intended purpose. However, if we were forced to close or delay production at one or more of these plants due to a natural disaster or significant labor issue, we may be unable to increase production at our other plants in a timely manner, which could have a material, adverse effect on our results of operations.

We are dependent on timely delivery of fresh ingredients by our suppliers.

Our restaurant operations are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat. The cost, availability and quality of the ingredients we use to prepare our food are subject to a variety of factors, many of which are beyond our control. Fluctuations in weather, supply and demand, the economy and political conditions could adversely affect the cost, availability and quality of our ingredients. If the variety or quality of our food products declines due to the lack or lower quality of our ingredients or due to interruptions in the flow of fresh ingredients, customer traffic may decline and negatively affect our sales. We have contracted with three third-party distributors for the delivery of food and other products to our restaurants. If any of these contracts were suddenly and unexpectedly terminated, supply costs could increase and disruptions in distribution could occur during the transition to other third-party distributors. Also, Mimi’s Cafés rely on a single site prep kitchen for preparation of substantially all of the concept’s signature muffin mixes, dressings, sauces and soups. Any temporary or permanent disruption in the operation of this facility would affect the ability of Mimi’s Cafés to serve the full range of menu offerings or require us to obtain these items from alternative sources, which could have a material adverse effect on our results of operations.

Our long-term growth strategy depends on opening new restaurants. Our ability to expand our restaurant base is influenced by factors beyond our control, which may further slow restaurant expansion and impair our growth strategy.

We are pursuing a moderate and disciplined long-term growth strategy which, to be successful, will depend in large part on our ability to open new restaurants and operate those restaurants on a profitable basis. Currently, we do not believe that our average new restaurant volumes generate a level of return on our development costs that justifies significant expansion of Bob Evans Restaurants or Mimi’s Cafés. We do not intend to substantially increase the construction of new restaurants until the economy improves and we improve “restaurant level economics” by increasing our sales, lowering our labor, purchasing and construction costs and increasing our margins and profitability. We cannot guarantee that we will be able to achieve our expansion goals or operating results similar to those of our existing restaurants. One of our biggest challenges in meeting our long-term growth objectives will be to locate and secure an adequate supply of suitable new restaurant sites. We have experienced delays in opening some of our restaurants and may experience delays in the future. Delays or failures in opening new restaurants could materially and adversely affect our planned long-term growth strategy. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:

•	our ability to generate a suitable level of return on the money we invest in new restaurants;

•	the availability and hiring of qualified personnel;

•	reliance on management to identify available and suitable restaurant sites;

•	competition for restaurant sites;

•	negotiation of favorable purchase or lease terms for restaurant sites;

•	timely development of new restaurants, including the availability of construction materials and labor;

•	management of construction and development costs of new restaurants;

•	securing required governmental approvals and permits in a timely manner, or at all;

•	cost and availability of capital;

•	competition in our markets; and

•	general economic conditions.

In addition, we contemplate entering new markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause the new restaurants to be less successful in these new markets than in our existing markets.

Our long-term growth strategy may strain our management, financial and other resources. For instance, our existing systems and procedures, restaurant management systems, financial controls, information systems, management resources and human resources may be inadequate to support our planned expansion of new restaurants. Also, we may not be able to respond on a timely basis to all of the changing demands that the planned expansion will impose on our infrastructure and other resources.

The growth of our food products sales and profits is dependent upon our ability to expand into existing and new markets.

The successful growth of our food products business depends on our ability to expand our reach into existing and new markets through both the retention of new customers and the introduction of new products. The expansion of our food products business depends on our ability to obtain and retain large-account customers, such as grocery store chains and warehouse customers, and enter into long-term contracts with those customers. Our failure to contract with new large-account customers or maintain our contractual relationships with existing large-account customers would materially, adversely affect our food products business and results of operations.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a variety of other factors, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	fluctuations in food and commodity prices;

•	the timing of new restaurant openings and related expenses;

•	restaurant operating costs for our newly opened restaurants, which are often materially greater during the first several months of operation;

•	labor availability and costs for hourly and management personnel;

•	profitability of our restaurants, especially in new markets;

•	impairments of long-term assets;

•	trends in same-store sales;

•	adverse weather conditions;

•	special items, such as property sales;

•	local and national economic conditions, including gasoline and other energy costs; and

•	changes in consumer preferences and competitive conditions.

Our restaurant and food products businesses are also subject to seasonal fluctuations. As a result, our quarterly and annual operating results, same-store sales and comparable food products sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any fiscal year. If our quarterly operating results fall below the expectations of securities analysts and investors due to the factors discussed above, this could result in a decline in our stock price.

If we lose the services of any of our key management personnel, our business could suffer.

Our future success significantly depends on the continued services and performance of our key management personnel. Our future performance will depend on our ability to motivate and retain these and other key officers and key team members, particularly regional and area managers and restaurant general managers. Competition for high-quality employees is intense. The loss of the services of members of our senior management or key team members or the inability to attract additional qualified personnel as needed could harm our business.

Many factors, including those over which we have no control, affect the trading price of our stock.

Factors such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business, could have an impact of the trading price of our common stock. The market price of our common stock may also be affected by stock market conditions, including price and trading fluctuations on the NASDAQ Stock Market, the New York Stock Exchange or other exchanges. In addition to investor expectations about our prospects, trading activity in our common stock can reflect the portfolio strategies and investment allocation changes of institutional holders, as well as non-operating initiatives such as share repurchase programs. Any failure to meet market expectations for our financial performance, particularly with respect to comparable restaurant sales, revenues, operating margins and earnings per share, would likely cause our stock price to decline.

Disruptions in the financial markets may adversely impact the availability and cost of credit and consumer spending patterns.

Our ability to make scheduled payments or to refinance our debt and to obtain financing for general corporate purposes will depend on our operating and financial performance which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. Global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil in recent months, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments. These events may adversely impact the availability of credit already arranged, and the availability and cost of credit in the future. There can be no assurances that we will be able to arrange credit on terms we believe are acceptable or that permit us to finance our business with historical margins. These events have also adversely affected the U.S. and world economy, and any new or continuing disruptions in the financial markets may also adversely affect the U.S. and world economy, which could negatively impact consumer spending patterns. There can be no assurances that various U.S. and world government responses to the disruptions in the financial markets in the near future will restore consumer confidence, stabilize the markets, or increase liquidity or the availability of credit. There can be no assurances as to how or when this unprecedented period of turmoil will be resolved.

As of April 24, 2009, we had available bank lines of credit from two different lenders totaling $165 million, consisting of a $135 million demand line of credit ($52 million outstanding) and a $30 million revolving line of credit ($15 million outstanding). We utilize our bank lines of credit for liquidity needs, capital expansion and general corporate purposes. Under the $135 million demand line of credit, the lender can demand payment of all outstanding amounts at any time. Under the $30 million bank line of credit, all outstanding amounts become due and payable on October 1, 2009, subject to acceleration upon the occurrence of certain specified events of default. If the lender demands payment of our $135 million line of credit, or if we are unable to extend the maturity date of our $30 million line of credit, and we are unable to secure adequate replacement financing on terms we believe are acceptable or at all, our liquidity and financial condition could be materially, adversely affected.

Restrictive covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely affect us.

Our credit facilities and the agreements governing our senior notes contain various covenants that limit, among other things, our ability to: incur liens on our assets; merge or consolidate with other entities; transfer or sell a substantial part of our assets; substantially change the nature of our business; engage in sale and leaseback transactions; and enter into transactions with affiliates.

The agreements governing our senior notes contain additional restrictive covenants, including financial maintenance requirements relating to our: consolidated net worth; ratio of consolidated indebtedness to consolidated capitalization; ratio of consolidated income available for fixed charges to fixed charges; and levels of priority indebtedness. The agreements governing our senior notes also prohibit us from declaring or making certain types of restricted payments at any time prior to October 23, 2009, including increased dividends or distributions on our capital stock, redemptions and acquisitions of our capital stock and repayments or acquisitions of subordinated indebtedness prior to their maturity (in each case, subject to certain permitted exceptions).

The covenants contained in our debt instruments could have a material, adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities, to fund our business operations or to successfully implement our current and future operating strategies.

A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. In addition, the agreements governing our senior notes require us to maintain certain financial ratios. Our ability to comply with these covenants may be affected by events beyond our control (such as uncertainties related to the current economy), and we cannot be sure that we will be able to comply with these covenants at all times in the future. Upon the occurrence of an event of default under any of our debt instruments, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot be sure that our assets would be sufficient to repay in full our outstanding indebtedness.

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

We believe that our trademarks, service marks and other proprietary rights are important to our success and our competitive position. Our primary trademarks, “Bob Evans,” “Mimis Cafe” and “Owens,” are key components of our operating and marketing strategies. As a result, we devote appropriate resources to the protection of our trademarks and other proprietary rights. The protective actions that we take, however, may not be sufficient to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal costs.

In addition, third parties might claim that our trademarks or menu offerings infringe upon their proprietary rights. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.

Our current insurance loss estimates may not be adequate and, if claims exceed such estimates, our profitability may be materially, adversely affected.

We are self-insured for a significant portion of our current exposures related to our workers’ compensation, general liabilities and employee health insurance programs. Although we base our loss estimates on actuarial data, as well as on our historical trends, we may not be able to accurately predict the number or value of the claims that occur. In particular, health insurance costs have increased significantly over the last 10 years. In the event that our actual liability exceeds our estimate for any given period, or if we are unable to control rapidly increasing health care costs, our level of profitability could be materially, adversely affected.

Adverse weather conditions could harm our sales.

Weather conditions can adversely impact sales at our restaurants. Adverse weather conditions, such as snow and ice in the Midwest, that keep customers from dining out, result in lost opportunities for our restaurants. Adverse weather conditions may also cause shortages or interruptions in the supply of fresh meat and produce to our restaurants and hamper the distribution of our food products to grocery stores. For example, in fiscal 2009, Hurricane Ike and its remnants affected our business operations as hurricane-force winds caused widespread power outages in parts of the Midwest, primarily Indiana, Kentucky and Ohio. These power outages affected power supply to 3 Mimi’s Cafés located in Kentucky and Ohio, approximately 60 Bob Evans Restaurants located in Indiana, Kentucky and Ohio and our corporate headquarters in Columbus, Ohio. Additionally, our manufacturing plant in Xenia, Ohio temporarily ceased operations as a result of a power outage. We ultimately determined that the restaurant closings and expense incurred due to these power outages did not have a material impact on our second quarter financial performance.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following provides a brief summary of the location and general character of our principal plants and other physical properties as of April 24, 2009.

We own our principal executive offices located at 3776 S. High St., Columbus, Ohio. We also own a 937-acre farm located in Rio Grande, Ohio and a 30-acre farm located in Richardson, Texas. The two farm locations support our brand heritage and image through educational and tourist activities.

Bob Evans Restaurants

At the end of fiscal 2009, we owned the real estate for 491 of our Bob Evans Restaurants and leased the real estate for the remaining 79. The table located in Item 1 of this Annual Report on Form 10-K shows the location of all of our Bob Evans Restaurants in operation as of the end of fiscal 2009. The initial terms for the majority of our Bob Evans Restaurant leases’ are 20 years and include options to extend the terms. Additionally, we own 21 closed restaurants that we intend to sell or lease in the future.

In 1995, we formed a subsidiary corporation called BEF REIT, Inc., which elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. This election limits the activities of the REIT to holding certain real estate assets, primarily Bob Evans Restaurant properties. The formation of the REIT was designed primarily to assist us in managing our real estate portfolio and possibly to provide a vehicle to access capital markets in the future. On December 31, 2008, as part of an internal reorganization of our corporate structure, the REIT was merged into Bob Evans Farms, Inc., an Ohio subsidiary of the Company. Prior to the merger, we indirectly owned 100 percent of the voting stock and greater than 99 percent of the total value of the REIT and, for financial reporting purposes, the REIT was included in our consolidated financial statements.

We own approximately 17 acres of improved property commonly known as the Southland Mall, located adjacent to our Bob Evans Farms corporate headquarters in Columbus, Ohio. Part of our corporate headquarters is located in this facility and we lease space in the remainder of the facility to ten businesses.

Mimi’s Cafés

The Mimi’s Café corporate offices are located in Irvine, California, under a lease that expires in 2014. The SWH Custom Foods prep kitchen is located in Fullerton, California, under a 10-year lease and has two five-year renewal options with the initial term ending in July 2010. The Mimi’s Café décor and furnishings warehouse is located in Corona, California, under a lease that expires in July 2012.

At the end of fiscal 2009, we leased the real estate for all but 7 of our Mimi’s Cafés. The table located in Item 1 of this Annual Report on Form 10-K shows the location of all of our Mimi’s Cafés in operation as of the end of fiscal 2009. The initial terms for the majority of our Mimi’s Café leases’ are 20 years and include options to extend the terms for up to 15 additional years. We have signed leases for the two additional Mimi’s Cafés we expect to open during fiscal 2010.

Food Products

Our food products business has seven manufacturing plants located in Galva, Illinois, Hillsdale, Michigan, Bidwell, Springfield and Xenia, Ohio and Sulphur Springs and Richardson, Texas. We also operate a distribution center in Springfield, Ohio. We own all of these properties.

During fiscal 2007, we conducted a plant rationalization study. As a result of this study, we expanded the Springfield, Ohio distribution center during fiscal 2008 at a cost of approximately $9 million. During fiscal 2009, we began an approximately $16 million expansion of our Sulphur Springs, Texas facility to add more capacity to produce fully cooked products. The expansion was completed in June 2009.

We believe that our manufacturing facilities currently have adequate capacity to serve their intended purpose. We believe our recent facility improvements will ensure that our facilities have adequate capacity over the next five years and will position our food products business for growth during that period.

We own regional food products sales offices in Westland, Michigan and Tyler, Texas. We lease various other locations throughout our food products marketing territory which serve as regional and divisional sales offices.

Item 3.	Legal Proceedings

Like many restaurant companies and retail employers, SWH Corporation, which does business as Mimi’s Café, has been faced with allegations of purported class-wide wage and hour violations in California. The following is a brief description of the current California class action matter filed against SWH Corporation. On October 28, 2008, a class action complaint entitled Leonard Flores v. SWH Corporation d/b/a Mimi’s Café was filed in Orange County, California Superior Court. Mr. Flores was employed as an assistant manager of Mimi’s Café until September 2006. Mimi’s Café classifies its assistant managers as exempt employees. Mr. Flores purports to represent a class of assistant managers who are allegedly similarly situated. The case involves claims that current and former assistant managers working in California from October 2004 to the present were misclassified by Mimi’s Café as exempt employees. As a result, the complaint alleges that these assistant managers were deprived of overtime pay, rest breaks and meal periods as required for non-exempt employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid benefits, penalties, interest and attorneys’ fees and costs. The case is currently in the discovery phase, and no trial date has been set.

We believe Mimi’s Café properly classifies its assistant managers as exempt employees under California law. We are evaluating the results of similar proceedings in California and are consulting with advisors with specialized expertise. An unfavorable verdict or a significant settlement could have a material adverse impact on our financial position, cash flows and results of operations.

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

Supplemental Item.  Executive Officers of Bob Evans Farms, Inc.

The following table sets forth the executive officers of Bob Evans Farms, Inc. and certain information regarding each executive officer as of June 19, 2009. The executive officers are appointed by and serve at the pleasure of the Board of Directors of Bob Evans Farms, Inc.

		Years as
Name	Age	Officer	Principal Occupation for Past Five Years

Harvey Brownlee	47	Since February 2009	President and Chief Restaurant Operations Officer since February 2009; KFC Chief Operating Officer (Yum! Brands) from 2004 to January 2009; Chief Operating Officer of Yum! Multibrand Operations from 2003 to 2004
Mary L. Cusick	53	18	Senior Vice President — Bob Evans Restaurant Marketing since 2007; Senior Vice President — Marketing and Corporate Communications from 2005 to 2007; Senior Vice President of Investor Relations and Corporate Communications from 2000 to 2005
Steven A. Davis	51	3	Chief Executive Officer since May 2006; President, Long John Silver’s and A&W All-American Food Restaurants (Yum! Brands), from 2002 to May 2006

		Years as
Name	Age	Officer	Principal Occupation for Past Five Years

Joe R. Eulberg	51	1	Senior Vice President — Human Resources since March 2008; Executive Vice President of Human Resources, Acosta Sales and Marketing (in-store sales, marketing and service company), from February 2008 to August 2008; Senior Vice President of Human Resources, Nash Finch Company (wholesale food distributor), from November 2003 to August 2007
Mary L. Garceau	36	3	Vice President, General Counsel and Corporate Secretary since September 2007; Vice President, General Counsel and Assistant Secretary from July 2006 to September 2007; Attorney, Vorys, Sater, Seymour and Pease LLP, Partner from 2005 to June 2006, Associate from 1997 to 2004
Richard D. Hall	53	13	Senior Vice President — Supply Chain Management since September 2008; Senior Vice President — Corporate Procurement from August 2006 to September 2008; Vice President — Food Products Operations from May 1997 to April 2007
Randall L. Hicks	49	14	President and Chief Concept Officer — Bob Evans Restaurants since February 2009; Executive Vice President — Bob Evans Restaurant Operations from 2004 to February 2009; Senior Vice President of Restaurant Operations 2003 to 2004
Timothy J. Pulido	54	2	President and Chief Concept Officer — Mimi’s Café since February 2009; President — Mimi’s Café from December 2007 to February 2009; Chief Executive Officer, Shakey’s USA (pizza chain), from 2006 to December 2008; President and Chief Operating Officer, Pick Up Stix (a quick-casual Asian restaurant chain), from 2003 to 2005
Donald J. Radkoski	54	20	Chief Financial Officer, Treasurer and Assistant Secretary since September 2007; Chief Financial Officer, Treasurer and Corporate Secretary from 2000 to September 2007
Tod P. Spornhauer	43	10	Senior Vice President — Finance, Controller, Assistant Treasurer and Assistant Secretary since 2003

		Years as
Name	Age	Officer	Principal Occupation for Past Five Years

J. Michael Townsley	50	6	President — Food Products since June 2008; Executive Vice President — Food Products from November 2006 to June 2008; President and Chief Executive Officer, Owens Foods, Inc. (formerly Owens Country Sausage, Inc.), from June 2003 to November 2006

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information, Holders of Common Equity and Dividends

The information required by Item 201(a) through (c) of Regulation S-K is incorporated herein by reference to Note H, Quarterly Financial Data (Unaudited), to our consolidated financial statements which are included in Item 8 of this Annual Report on Form 10-K.

Performance Graph

Comparison of Five-Year Cumulative Total Return

The following line graph compares the yearly percentage change in our cumulative total stockholder return on our common stock over our preceding five fiscal years against the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500”) and the weighted average of our peer group. Our peer group is comprised of restaurant companies listed on The NASDAQ Stock Market (weighted 80 percent) and a group of meat producers listed on either The NASDAQ Stock Market or the New York Stock Exchange (weighted 20 percent). We measure cumulative stockholder return by dividing (a) the sum of (i) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price of our common stock at the end and the beginning of the measurement period by (b) the price of our common stock at the beginning of the measurement period.

CUMULATIVE VALUE OF $100 INVESTMENT

	2004	2005	2006	2007	2008	2009
Peer Group	$100.00	$116.51	$147.65	$138.11	$94.19	$77.10
S&P 500	$100.00	$104.47	$118.36	$133.87	$125.13	$78.82
Bob Evans Farms, Inc.	$100.00	$67.66	$97.64	$126.23	$98.25	$87.41

Issuer Repurchases of Equity Securities

In May 2008, our Board of Directors authorized a share repurchase program for fiscal 2009. The program authorized us to repurchase, through April 24, 2009, up to three million shares of our outstanding common stock from time-to-time on the open market or through privately negotiated transactions, depending on market conditions. However, in November 2008, we suspended the share repurchase program for the remainder of fiscal 2009 in an effort to conserve cash and maintain financial flexibility. Consequently, we did not purchase any shares under the share repurchase program during the three remaining fiscal months ended April 24, 2009.

Restrictions on Payment of Dividends

We are a party to two Note Purchase Agreements (the “Note Purchase Agreements”) related to our private placement of senior unsecured fixed-rate notes in 2004 and 2008. The Note Purchase Agreements were amended on February 24, 2009. Pursuant to these amendments, until October 23, 2009, and subject to the exceptions set forth below, we are prohibited from declaring, making or incurring any liability to declare or make any Restricted Payments (as defined in the Note Purchase Agreements), including: (1) dividends or other distributions or payments on our capital stock or other equity interests; (2) the redemption or acquisition of our capital stock or other equity interests or of warrants, rights or other options to purchase such stock or other equity interests (except when made solely in exchange for such stock or other equity interests or contemporaneously from the net proceeds of a sale of such stock or other equity interests); and (3) any repayment, redemption, repurchase or other acquisition of the principal of any Subordinated Debt (as defined in the Note Purchase Agreements) prior to the regularly scheduled maturity date thereof; provided, however, that the foregoing restrictions do not apply to: (a) dividends paid on our common stock on a pro rata basis in the ordinary course of business to all holders of common stock not to exceed $0.16 per share per fiscal quarter; (b) distributions made pursuant to employment agreements, dividend reinvestment and stock purchase plans, stock option or equity plans or other benefit plans generally consistent with past practices; or (c) distributions made in connection with the exercise of stock options or the vesting of equity awards by management or employees. For more information regarding our senior unsecured fixed-rate notes, please refer to Note B to our consolidated financial statements which are included in Item 8 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

Consolidated Financial Review
Bob Evans Farms, Inc. and Subsidiaries

	2009	2008	2007	2006	2005(a)
	Dollars and shares in thousands, except per share amounts

Operating Results
Net sales	$1,750,512	$1,737,026	$1,654,460	$1,584,819	$1,460,195
Operating income	28,367	107,240	98,422	85,357	66,906
Income before income taxes	16,061	96,250	89,427	73,712	57,672
Income taxes	21,207	31,374	28,885	18,938	20,704
Net income (loss)	(5,146)	64,876	60,542	54,774	36,968
Earnings (loss) per share of common stock:
Basic	$(0.17)	$1.96	$1.68	$1.53	$1.05
Diluted	$(0.17)	$1.95	$1.66	$1.52	$1.04
Financial Position
Working capital	$(165,545)	$(255,330)	$(94,490)	$(77,083)	$(124,349)
Property, plant and equipment — net	1,002,692	999,011	963,363	967,717	949,906
Total assets	1,147,648	1,207,036	1,196,962	1,185,078	1,150,942
Debt:
Short-term	93,904	165,404	34,000	4,000	47,000
Long-term	176,192	133,096	172,333	206,333	210,333
Stockholders’ equity	597,706	612,625	705,231	704,456	652,831
Supplemental Information for the Year
Capital expenditures	$95,985	$120,955	$84,242	$112,860	$139,587
Depreciation and amortization	$81,934	$77,131	$74,238	$76,062	$66,835
Weighted-average shares outstanding:
Basic	30,744	33,065	36,105	35,691	35,315
Diluted	30,744	33,315	36,484	35,944	35,644
Cash dividends paid per share	$0.60	$0.56	$0.54	$0.48	$0.48
Common stock market closing prices:
High	$34.09	$39.59	$38.15	$30.93	$31.28
Low	$13.44	$24.49	$25.10	$21.09	$20.31
Supplemental Information at Year-End
Employees	46,495	49,149	51,092	50,810	52,558
Registered stockholders	23,608	24,302	30,969	32,296	33,871
Market price per share at closing	$24.97	$27.57	$37.12	$28.88	$20.40
Book value per share	$19.46	$20.01	$20.07	$19.55	$18.44

(a)	On July 7, 2004, we acquired SWH Corporation (d/b/a Mimi’s Café), whose results of operations are included from the date of acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. This MD&A contains forward-looking statements that set forth our expectations and anticipated results based on management’s plans and assumptions. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in this Annual Report on Form 10-K under the heading “Item 1A — Risk Factors.” The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Please refer to Part  I, Item 1. Business of this Form 10-K for more information regarding forward looking statements.

As of April 24, 2009, we owned and operated 714 full-service restaurants, including 570 Bob Evans Restaurants in 18 states and 144 Mimi’s Cafés in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale.

We also produce and distribute pork sausage and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are delivered to warehouses that distribute to grocery stores primarily in the East North Central, mid-Atlantic, Southern and Southwestern United States.

References herein to 2010, 2009, 2008 and 2007 refer to fiscal years. All years presented are 52-week years, except for 2010, which will contain 53 weeks.

General Overview

The following table reflects data for our fiscal year ended April 24, 2009, compared to the preceding two fiscal years. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated Results			Restaurant Segment			Food Products Segment
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(Dollars in thousands)

Net sales	$1,750,512	$1,737,026	$1,654,460	$1,439,090	$1,445,034	$1,385,841	$311,422	$291,992	$268,619
Operating income	$28,367	$107,240	$98,422	$12,796	$78,686	$78,553	$15,571	$28,554	$19,869
Cost of sales	30.7%	29.8%	29.2%	25.1%	25.5%	24.8%	56.4%	51.0%	51.5%
Operating wages	34.1%	34.8%	36.1%	39.2%	39.6%	40.8%	11.1%	11.2%	11.7%
Other operating	16.0%	16.2%	16.0%	18.4%	18.4%	18.1%	4.9%	5.4%	5.1%
S,G,&A	9.0%	8.6%	8.3%	6.6%	6.3%	5.8%	20.0%	19.9%	21.3%
D&A	4.7%	4.4%	4.5%	5.1%	4.8%	4.8%	2.6%	2.7%	3.0%
Impairment	3.9%	—	—	4.7%	—	—	—	—	—

Operating income	1.6%	6.2%	5.9%	0.9%	5.4%	5.7%	5.0%	9.8%	7.4%

The results for 2009, 2008 and 2007 include the impact of the following:

•	2009 consolidated and restaurant segment results included a pre-tax charge of $68.0 million related to the impairment of goodwill ($56.2 million) and other intangible assets ($11.8 million) for Mimi’s Cafés that are reflected separately on the consolidated income statement under “Goodwill and other intangibles impairment.”

•	2009 consolidated and restaurant segment results included a pre-tax charge of $6.4 million related to fixed asset impairment for six underperforming Mimi’s Cafés that is reflected in selling, general and administrative (“S,G&A”) expenses.

•	2009 consolidated and restaurant segment results included pre-tax charges of $0.8 million related to severance and retirement that are reflected in S,G&A.

•	2009 consolidated and restaurant segment results included a pre-tax charge of $0.7 million for a legal settlement that is reflected in S,G&A.

•	2009 consolidated and food products segment results included a pre-tax charge of $0.4 million for unusable spare parts. The charge is reflected in other operating expenses.

•	2008 consolidated and restaurant segment results included a $6.6 million pre-tax gain for unredeemed gift certificates and gift cards (“breakage”) at Bob Evans Restaurants, which is included in net sales (see Note A to our consolidated financial statements).

•	Consolidated and restaurant segment results for 2008 included a $3.7 million pre-tax charge related to nine underperforming Bob Evans Restaurants that were closed in February 2008, which is reflected in S,G&A.

•	2008 consolidated and restaurant segment results included a $0.7 million pre-tax charge related to the settlement of a dispute with a third party, which is reflected in S,G&A.

•	Consolidated and restaurant segment results for 2009, 2008 and 2007 included $1.0 million, $2.9 million and $4.4 million, respectively, in pre-tax gains on the sale of various properties, which are reflected as a reduction of S,G&A.

Restaurant Segment Overview

The ongoing economic and industry-wide factors most relevant to our restaurant segment include: the economy, labor and fringe benefit expenses, commodity prices, energy prices, competition, same-store sales, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather. The factors that had the greatest positive impact on our restaurant segment performance in 2009 were improved food costs and effective labor management. The factor that had the greatest negative impact was weak same-store sales at Bob Evans Restaurants and Mimi’s.

In 2009, same-store sales decreased 0.3 percent at Bob Evans Restaurants and decreased 7.2 percent at Mimi’s compared to 2008. We believe the negative same-store sales trend at Mimi’s reflects the challenging economic environment in the casual dining sector, as well as pressures on consumer spending in certain key areas, particularly in California, Arizona, Florida and Nevada, which account for approximately 75 percent of Mimi’s same-store sales. Same-store sales results include the benefit of menu price increases, which are outlined later in the “Sales” section. We remain focused on improving same-store sales at Bob Evans Restaurants and Mimi’s in a challenging economic environment.

Reported restaurant segment operating income was $12.8 million in 2009 compared to $78.7 million in 2008, a decrease of $65.9 million, or 83.7 percent. The restaurant segment operating income decrease is mainly a result of noncash impairment charges that totaled $68.0 million for goodwill and other intangible assets. During the third quarter of 2009, we performed interim impairment tests of goodwill and intangible assets with indefinite lives that resulted in an impairment charge of $56.2 for goodwill and $11.8 million for other intangible assets (see “Goodwill and Other Intangibles Impairment” section below).

Restaurant segment operating income in 2009 benefited from a 40 basis-point improvement as a percentage of net sales in both cost of sales and operating wages as compared to 2008. The cost of sales improvement was due largely to effective supply chain management, lower commodity costs and menu mix shifts to higher margin items. The operating wages improvement was due largely to effective use of labor management and scheduling systems.

In 2008, reported restaurant segment operating income increased $0.1 million, or less than 1.0 percent, compared to 2007. Operating margins decreased from 5.7 percent in 2007 to 5.4 percent in 2008 due primarily to rising commodity costs and higher minimum wage rates. We believe that purchasing and productivity initiatives and labor management programs undertaken in 2008 helped us to mitigate the impact of these increased costs.

Food Products Segment Overview

The ongoing economic and industry-wide factors most relevant to the food products segment include: sow costs and other commodity costs, transportation and energy costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. While we are pleased with the food products segment’s increase in sales growth in 2009, profitability was negatively impacted by a significant increase in sow costs in 2009.

Food products segment net sales increased 6.7 percent in 2009 compared to 2008. The higher net sales were driven by a 5.7 percent increase in pounds sold of comparable products. We define comparable products as principally sausage and refrigerated mashed potatoes.

Sow costs represent a significant component of food products segment cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. Compared to a year ago, average sow costs increased 29.1 percent in 2009. The increase in sow costs, slightly offset by improved sow yields, resulted in an increase in cost of sales in the food products segment from 51.0 percent of sales in 2008 to 56.4 percent of sales in 2009. The higher cost of sales in the food products segment reduced operating income by approximately $16.9 million compared to a year ago.

The food products segment experienced a decrease in operating income of $13.0 million, or 45.5 percent, in 2009 compared to a year ago primarily due to the increase in sow costs. The food products segment operating income margin decreased from 9.8 percent of sales in 2008 to 5.0 percent of sales in 2009.

In the food products segment, we converted from a direct-store-delivery distribution system to a warehouse system in 2009, in response to retailers’ needs. The conversion to a warehouse system resulted in some severance costs and higher slotting fees in 2009, but it is expected to result in a lower cost structure in the long-term.

Food products segment operating income increased $8.7 million, or 43.7 percent, in 2008 compared to 2007 due to an 8.7 percent increase in net sales and a 9.4 percent decrease in sow costs. Operating income margin improved to 9.8 percent of sales in 2008 compared to 7.4 percent of sales in 2007.

Sales

Consolidated net sales increased $13.5 million, or 0.8 percent, in 2009 compared to 2008. The 2009 increase was the net result of a $19.4 million increase in food products segment sales, which was partially offset by a $5.9 million decrease in restaurant segment sales.

Restaurant segment sales accounted for 82.2 percent of total sales in 2009, 83.2 percent of total sales in 2008 and 83.8 percent of total sales in 2007. The $5.9 million decline in restaurant sales in 2009 represents a 0.4 percent decrease over 2008 sales, which were 4.3 percent higher than 2007 sales. As noted in the “General Overview” section above, the recognition of $6.6 million in gift certificate and gift card breakage at Bob Evans Restaurants provided a benefit to net sales in the third quarter of 2008. The third quarter of 2008 was the first quarter in which we had enough historical information for Bob Evans Restaurants to reasonably determine the breakage amount for the current and all previous periods (see Note A to our consolidated financial statements). We have recorded breakage on a regular basis since the third quarter of 2008 for Bob Evans Restaurants and in all years presented for Mimi’s. We do not expect future breakage amounts to be material in any particular quarter or year.

The 2009 decrease in restaurant sales was the result of same-store sales declines. Same-store sales at Bob Evans Restaurants decreased 0.3 percent in 2009 and increased 1.8 percent and 0.1 percent in 2008 and 2007, respectively. The same-store sales comparisons for Bob Evans Restaurants included average menu price increases of 3.1 percent in 2009, 2.5 percent in 2008 and 2.4 percent in 2007. Mimi’s same-store sales decreased 7.2 percent in 2009 and 2.4 percent in 2008, and increased 1.6 percent in 2007, including average menu price increases of 2.4 percent, 3.2 percent and 3.4 percent in 2009, 2008 and 2007, respectively. Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.

Carryout and retail sales also contributed to the Bob Evans Restaurant total net sales increase in 2009. Carryout sales represented 7.9 percent of Bob Evans Restaurant sales in 2009 compared to 7.5 percent and 7.0 percent in 2008 and 2007, respectively. Retail merchandise sales comprised 2.0 percent of Bob Evans Restaurant sales in 2009 compared to 2.1 percent and 1.9 percent in 2008 and 2007, respectively. Sales at Mimi’s benefited from liquor, beer and wine sales, which represented 3.8 percent of sales in 2009 compared to 3.7 percent of sales and 3.4 percent of sales in 2008 and 2007, respectively. The increase in Mimi’s alcohol sales is partially attributable to the addition of distilled spirits in 18 of our existing and all 12 new stores in 2009 and 51 stores in 2008. Historically, Mimi’s alcohol offerings were limited to beer and wine. We plan to include a broader selection of alcoholic beverages in all new Mimi’s, subject to our ability to obtain the necessary permits and licenses. Sales at Mimi’s also benefited from carryout sales, which represented 4.0 percent, 4.2 percent and 4.1 percent of sales in 2009, 2008 and 2007, respectively.

The decline in restaurant same-store sales in 2009 was partially offset by an increase in the number of operating locations: 714 restaurants were in operation at the end of 2009 compared to 703 in 2008. The Bob Evans Restaurant opened in 2009 represents further expansion into an existing market in Kentucky. During 2009, two underperforming Bob Evans Restaurants were closed. Mimi’s 2009 openings included further expansion into existing markets, as well as its first stores in Alabama and Iowa.

The chart below summarizes the restaurant openings and closings during the last two years for Bob Evans Restaurants and Mimi’s:

Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2009
First Quarter	571	0	0	571
Second Quarter	571	0	1	570
Third Quarter	570	0	1	569
Fourth Quarter	569	1	0	570
Fiscal Year 2008
First Quarter	579	0	0	579
Second Quarter	579	0	0	579
Third Quarter	579	1	0	580
Fourth Quarter	580	1	10	571

Mimi’s:

	Beginning	Opened	Closed	Ending

Fiscal Year 2009
First Quarter	132	3	0	135
Second Quarter	135	4	0	139
Third Quarter	139	2	0	141
Fourth Quarter	141	3	0	144
Fiscal Year 2008
First Quarter	115	1	0	116
Second Quarter	116	2	0	118
Third Quarter	118	8	0	126
Fourth Quarter	126	6	0	132

Consolidated Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal Year 2009
First Quarter	703	3	0	706
Second Quarter	706	4	1	709
Third Quarter	709	2	1	710
Fourth Quarter	710	4	0	714
Fiscal Year 2008
First Quarter	694	1	0	695
Second Quarter	695	2	0	697
Third Quarter	697	9	0	706
Fourth Quarter	706	7	10	703

We continue to update the appearance of our Bob Evans Restaurants, of which 4 were rebuilt and 25 were reimaged and remodeled in the past year. We believe that the enhanced appearance of the restaurants adds to our customers’ experience and will help same-store sales, which will continue to strengthen the Bob Evans Restaurant concept. We reimaged and remodeled 10 Mimi’s in 2009. Although we do not plan to develop any new Bob Evans Restaurants in 2010, we do plan to rebuild 2 and reimage 15 existing Bob Evans Restaurants. In addition, we expect to decrease the number of Mimi’s openings to approximately two new restaurants in 2010. We also plan to reimage 15 existing Mimi’s restaurants in 2010.

The 2009 strategy at Bob Evans Restaurants primarily focused on continuing development of a pipeline of new products, along with more effective marketing programs. We are committed to developing new homestyle products with a Bob Evans twist to help build same-store sales. We continued to experience positive breakfast sales, which has been our traditional strength, with items such as the BoBurrito. In addition, lunch and dinner sales have benefitted from strong consumer acceptance of our seasonal offerings, such as Bob-B-Q, Deep-Dish Dinners and Big Farm Salads. See the “BEST Brand Builders” section for further discussion.

Mimi’s experienced negative same-store sales comparisons in 2009. We believe these results reflect the challenging environment in the casual dining sector, as well as pressures on consumer spending in certain key markets, such as California, Arizona, Florida and Nevada, which account for approximately 75 percent of Mimi’s same-store sales. We are looking at a variety of initiatives to help re-energize same-store sales at Mimi’s restaurants. See the “BEST Brand Builders” section for further discussion of these initiatives.

Food products segment sales accounted for 17.8 percent, 16.8 percent and 16.2 percent of total sales in 2009, 2008 and 2007, respectively. Food products segment sales increased $19.4 million, or 6.7 percent, in 2009 versus 2008. The 2009 sales increase was reflective of a 5.7 percent increase in the volume of comparable products sold (calculated using the same products in both periods and excluding newer products). The overall increase in food products segment sales was driven mostly by our complementary homestyle convenience items, primarily refrigerated mashed potatoes and macaroni and cheese, as well as expanded distribution of all products. In 2009, we introduced 9 new foodservice products and 12 new retail food products, which helped us gain approximately 820 new retail authorizations. We plan to continue our strategy of growing through successful product introductions and additional points of distribution. We believe we are also making progress in penetrating supercenter retail stores, which provides another high-volume sales channel for our food products. See the “BEST Brand Builders” section for further discussion of new products and distribution.

Food products segment sales increased $23.4 million, or 8.7 percent, in 2008 versus 2007. The 2008 sales increase was reflective of a 4.7 percent increase in the volume of comparable products. The overall increase in food products segment sales in 2008 was driven mostly by our complementary homestyle convenience items, primarily refrigerated mashed potatoes and macaroni and cheese, as well as expanded distribution of all products. The increase in food products sales in 2008 was partially offset by a $6.7 million increase in promotional spending, which is netted against sales.

Cost of Sales

Consolidated cost of sales (cost of materials) was 30.7 percent, 29.8 percent and 29.2 percent of sales in 2009, 2008 and 2007, respectively.

In the restaurant segment, cost of sales (predominantly food cost) was 25.1 percent, 25.5 percent and 24.8 percent of sales in 2009, 2008 and 2007, respectively. The improvement in restaurant segment cost of sales as a percent of sales in 2009 was attributable to decreasing commodity prices, the impact of our supply chain management, as well as menu mix changes. See the “BEST Brand Builders” section for further discussion of commodity price decreases and productivity initiatives.

The increase in restaurant segment cost of sales in 2008 versus 2007 was primarily due to higher commodity prices. The impact of higher commodity prices was partially offset by cost savings from consolidating all of our purchasing programs into a single, company-wide procurement department and implementing certain productivity initiatives in 2008.

Food products segment cost of sales was 56.4 percent, 51.0 percent and 51.5 percent of sales in 2009, 2008 and 2007, respectively. These results were reflective of changing sow costs, which averaged $44.93, $34.79 and $38.41 per hundredweight in 2009, 2008 and 2007, respectively. The 2009 sow cost average represented a 29.1 percent increase compared to 2008, and the 2008 average represented a 9.4 percent decrease compared to 2007. The impact of higher sow costs on the food products cost of sales ratio in 2009 was slightly offset by productivity initiatives in our manufacturing plants, which improved sow yields. We expect that sow costs will average approximately $50 to $55 per hundredweight in 2010, and this will continue to place pressure on our operating margins. Excluding sow cost fluctuations, the cost of sales ratio in the food products segment has generally trended higher in the last few years, reflecting an increasing proportion of sales of products we purchase from third parties for sale under our brand names (e.g. mashed potatoes, frozen entrees, etc.), which have a higher cost of sales compared to the products we produce ourselves.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) were 34.1 percent, 34.8 percent and 36.1 percent of sales in 2009, 2008 and 2007, respectively. The operating wages ratio decreased in both the restaurant and food products segments in 2009.

In the restaurant segment, operating wages were 39.2 percent of sales in 2009, compared to 39.6 percent and 40.8 percent in 2008 and 2007, respectively. Effective labor management at both of our restaurant concepts helped offset federal and state minimum wage increases as well as the negative leverage due to same-store sales declines at Bob Evans Restaurants and at Mimi’s. See the “BEST Brand Builders” section for further discussion of labor management.

The 2008 improvement in the operating wages ratio was the result of effective labor management at both of our restaurant concepts, leverage from improved same-store sales at Bob Evans Restaurants and lower health insurance costs than the prior year, which more than offset the impact of federal and state minimum wage increases. In 2008, we continued to work aggressively on our labor management initiatives, such as a shift to team service, more accurate forecasting and improved scheduling. At Bob Evans Restaurants, we were able to eliminate 1.9 million labor hours in 2008, without negatively affecting our customer satisfaction scores.

In the food products segment, operating wages were 11.1 percent, 11.2 percent and 11.7 percent of sales in 2009, 2008 and 2007, respectively. The improvement in both 2009 and 2008 was due to better leveraging of costs in relation to sales volumes discussed in the “Sales” section above.

Other Operating Expenses

Approximately 95 percent of other operating expenses (“operating expenses”) occurred in the restaurant segment in 2009, the most significant components of which were utilities, advertising, restaurant supplies, repair and maintenance, rent, nonincome based taxes and credit card processing fees. Consolidated operating expenses were 16.0 percent, 16.2 percent and 16.0 percent of sales in 2009, 2008 and 2007, respectively. Restaurant segment operating expenses were 18.4 percent of sales in 2009 and 2008, and 18.1 percent of sales in 2007. The notable fluctuations within the restaurant segment operating expenses for 2009 compared to 2008 were decreases in advertising expenses and Mimi’s pre-opening costs offset by higher utility and occupancy costs. The notable fluctuations within the restaurant segment operating expenses for 2008 compared to 2007 were increases in utilities, credit card processing fees, advertising expenses and Mimi’s pre-opening costs due to an increase in the number of store openings.

Food products segment operating expenses as a percent of sales in 2009, 2008 and 2007 were 4.9 percent, 5.4 percent and 5.1 percent, respectively. The decrease in the operating expenses ratio in 2009 compared to 2008 was primarily due to lower liability insurance costs. The increase in the operating expenses ratio in 2008 compared to 2007 was due to increases in liability insurance, production supplies, utilities and transportation costs.

Selling, General and Administrative Expenses

The most significant components of S,G&A expenses are wages and fringe benefits, food products advertising expense, food products transportation costs, gains on real estate sales and charges related to underperforming restaurants. Consolidated S,G&A expenses represented 9.0 percent, 8.6 percent and 8.3 percent of sales in 2009, 2008 and 2007, respectively.

In 2009, S,G&A was impacted by charges of $6.4 million related to fixed asset impairments for six underperforming Mimi’s Cafés, $0.7 million related to a legal settlement and $0.8 million related to severance payments and retirement costs. A pre-tax gain of $1.0 million related to the sale of real estate assets partially offset these charges.

In 2008, a pre-tax charge of $3.7 million was recognized related to the closing of nine underperforming Bob Evans Restaurants, a pre-tax charge of $0.7 million was recorded for the settlement of a dispute with a third party and we recognized $2.9 million in pre-tax gains on the sale of real estate. These items are netted within S,G&A expenses in the restaurant segment.

Depreciation and Amortization

Depreciation and Amortization (“D&A”) was 4.7 percent, 4.4 percent and 4.5 percent of consolidated sales in 2009, 2008 and 2007, respectively. Food products segment D&A was 2.6 percent, 2.7 percent and 3.0 percent of food products sales in 2009, 2008 and 2007, respectively. Restaurant segment D&A was 5.1 percent of restaurant sales in 2009 and 4.8 percent of restaurant sales in 2008 and 2007.

Goodwill and Other Intangibles Impairment

We are required for accounting purposes to assess the carrying value of our goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. Based on our consolidated stock valuation relative to our book value, a scaled-back Mimi’s development plan and continued declining same-store sales at Mimi’s, we determined that indicators of potential impairment were present during the third quarter of 2009. As a result, we performed interim impairment tests of goodwill and intangible assets with indefinite lives.

The result of our impairment test of the unamortized Mimi’s business trade name asset indicated that the asset had a fair value of $34.0 million, compared to its carrying value of $45.8 million. This resulted in a pre-tax impairment charge related to the business trade name of $11.8 million in the restaurant segment in the third quarter of 2009. The fair value of the business trade name was estimated using the relief-from-royalty method, an income approach to valuation.

We also performed an interim test to determine if the carrying amount of goodwill was impaired. The results indicated that the carrying value of Mimi’s goodwill of $56.2 million was fully impaired. Therefore, we recorded a pre-tax goodwill impairment charge in the restaurant segment in the third quarter of 2009 for the entire $56.2 million. The fair value of the Mimi’s reporting unit was estimated based on a discounted cash flow model using our business plans and projections for Mimi’s as the basis for expected future cash flows. We believe the assumptions used for the impairment test are consistent with those that a market participant would use.

We also reviewed the Mimi’s restaurant concept asset for impairment in the third quarter of 2009. This asset is being amortized over a 15-year life. The estimated fair value of the restaurant concept, calculated using a relief-from-royalty method, exceeded its carrying value and therefore, no impairment charge was recorded related to this asset.

Interest

Net interest expense for 2009, 2008 and 2007, was as follows:

	2009	2008	2007
	(Dollars in thousands)

Gross interest expense:
Fixed-rate debt	$10,601	$8,799	$10,759
Variable-rate debt	2,777	4,232	0
Capitalized interest	(933)	(1,325)	(764)

	12,445	11,706	9,995
Gross interest income	(139)	(716)	(1,000)

Net interest expense	$12,306	$10,990	$8,995

The increase in net interest expense in 2009 and 2008 is the result of additional debt incurred primarily to fund our share repurchase program.

At April 24, 2009, our outstanding debt included $67.0 million on our variable-rate revolving lines of credit and $203.1 million of fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1 percent increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by $0.7 million, assuming the $67.0 million outstanding at April 24, 2009, was outstanding for the entire year.

Taxes

The effective federal and state income tax rates were 29.4 percent (excluding the nondeductible goodwill impairment charge, discussed earlier), 32.6 percent and 32.3 percent in 2009, 2008 and 2007, respectively. The decrease in 2009 is primarily due to the impact of federal tax credits, mainly work-opportunity and FICA tip credits, which have remained relatively consistent with prior periods despite the decrease in pre-tax income. The 2009 effective tax rate also benefited from the settlement of certain issues with state taxing authorities. The increase in the 2008 effective tax rate is primarily the result of state tax law changes.

On April 28, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in a cumulative effect adjustment of $0.2 million for unrecognized tax benefits recorded as a reduction to the opening balance of retained earnings in 2008.

Liquidity and Capital Resources

Cash generated from both the restaurant and food products segments were used as the main source of funds for working capital, capital expenditures and share repurchases in 2009. Cash and equivalents totaled $13.6 million at April 24, 2009.

In the third quarter of 2009, total available bank lines of credit were reduced from $180.0 million to $165.0 million. The lines were increased to $180.0 million in December 2007 as a temporary measure to provide additional credit until a $70.0 million private placement of notes was completed. With the completion of the private placement in the second quarter of fiscal 2009 (see Note B), the bank lines of credit were reduced to $165.0 million in the third quarter of fiscal 2009. The bank lines of credit are available for liquidity needs, capital expansion and repurchases of Bob Evans common stock. At April 24, 2009, $67.0 million was outstanding on these lines of credit. At April 25, 2008, $138.5 million was outstanding on these lines of credit. Draws on the lines of credit are limited by the amount of our standby letters-of-credit, which totaled $2.5 million at April 24, 2009.

In 2009, we repurchased 0.2 million shares of our outstanding common stock under our share repurchase program at a total cost of $5.4 million. In 2008, we repurchased 5.0 million shares of our outstanding common stock under our share repurchase program at a total cost of $154.6 million. Additionally, dividend payments totaled $18.4 million in 2009 and $18.7 million in 2008. We have suspended our share repurchase program until at least the third quarter of 2010.

Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $96.0 million in 2009 compared to $121.0 million in 2008. The decrease in capital spending in 2009 versus 2008 was due to the decrease in Bob Evans and Mimi’s new restaurant openings because of restaurant level economics that have not met our return-on-investment targets. We do not intend to substantially increase the construction of new Bob Evans Restaurants until we improve restaurant level economics by increasing our sales, lowering our labor, purchasing and construction costs, and increasing our margins and profitability. For 2009, we decreased the growth rate of Bob Evans Restaurants to only 1 new location (as compared to 2 in 2008 and 10 in 2007), and we decreased the number of 2009 Mimi’s openings to 12 new locations (as compared to 17 in 2008 and 13 in 2007).

We expect our capital expenditures for 2010 to approximate $60.0 to $65.0 million. In 2010, we do not plan to build any new Bob Evans Restaurants. We plan to rebuild 2 and reimage 15 existing Bob Evans Restaurants. We plan to open approximately 2 new Mimi’s and reimage 15 existing Mimi’s.

In 2001, we issued a $40.0 million unsecured note to a bank to replace an equivalent amount outstanding on our unsecured lines of credit. During 2008, we repaid the remaining balance on this note with a prepayment of $15.3 million (see Note B of our consolidated financial statements).

In the second quarter of 2009, we completed a private placement of $70 million in senior unsecured fixed-rated notes. These notes were issued in two series. The $40 million Series A senior notes bear interest at 6.39 percent and mature on July 28, 2014, with a mandatory prepayment of $20 million due on July 28, 2012. The $30 million Series B senior notes bear interest at 6.39 percent and mature on July 28, 2013. The net proceeds from the notes we issued in 2009 were used to repay outstanding debt under existing bank credit facilities and to repay a portion of our outstanding senior notes issued in 2004.

Payments of our contractual obligations under outstanding indebtedness as of April 24, 2009, are as follows:

	Payments Due by Period
		1 Year			After
Contractual Obligations(1)	Total	and Less	2-3 Years	4-5 Years	5 Years
	(In thousands)

Operating leases	$325,862	$23,191	$45,185	$43,643	$213,843
Long-term debt(2)	$241,616	$37,211	$57,622	$96,972	$49,811
Purchase obligations	$54,917	$54,917	$0	$0	$0
Other liabilities(3)	$1,362	$1,362	$0	$0	$0

(1)	The provisions of our deferred compensation plans do not provide for specific payment dates. Therefore, our obligations under these plans were excluded from this table. Our deferred compensation obligations of $19.8 million were included in the Consolidated Balance Sheets at April 24, 2009, as part of long-term liabilities.

(2)	Amounts include interest, which is at fixed rates as outlined in Note B of our consolidated financial statements.

(3)	Other liabilities includes those future estimated payments associated with unrecognized tax liabilities under FIN 48 for which we were able to make reasonably reliable estimates of the future demands on liquidity.

We believe that funds needed for capital expenditures, working capital and share repurchases during 2010 will be generated from operations and from available bank lines of credit. We will evaluate additional financing alternatives as warranted. At the end of 2009, we also had $11.3 million in standby letters-of-credit for self-insurance plans.

At April 24, 2009, we had contractual commitments for restaurant construction, plant equipment additions and the purchases of land and inventory of approximately $54.9 million. D&A expenses in 2010 are expected to approximate $85.0 million.

The amounts of other contingent commercial commitments by expiration period as of April 24, 2009, are as follows:

	Amount of Commitment Expiration per Period
	Total Amounts	1 Year	2-3	4-5	After 5
Other Commercial Commitments	Committed	and Less	Years	Years	Years
	(In thousands)

Standby letters of credit	$11,275	$9,775	$1,500	$0	$0
Lines of credit	67,000	67,000	0	0	0

Total commercial commitments	$78,275	$76,775	$1,500	$0	$0

BEST Brand Builders

In 2007, we introduced five BEST (Bob Evans Special Touch) Brand Builders as an overall internal approach to managing the company. We continued to focus on the Brand Builders in 2009. Those Brand Builders are:

•	Win together as a team

•	Consistently drive sales growth

•	Improve margins with an eye on customer satisfaction

•	Be the BEST at operations execution

•	Increase returns on invested capital

Winning together as a team means that our entire team must work together in a spirit of collaboration. We must communicate openly and share ideas and BEST practices with one another. One significant project that helps us win together as a team is Project BEST Way, which we rolled out in 2007. The goal of this program is to achieve efficiencies and productivities in all business units. This is being accomplished through a variety of initiatives, including strategic menu pricing, implementing a new point-of-sale system at Bob Evans Restaurants, and new labor forecasting and scheduling programs at Bob Evans Restaurants and Mimi’s. We also created Mimi’s Project 2010, which consists of a cross-functional internal team focused on improving Mimi’s sales and profitability over the next two to five years as part of a long-term strategic plan. Additionally, we consolidated all of our purchasing programs for the entire company into our supply chain department and have seen success with purchasing initiatives that allowed us to make improvements in our cost of sales.

One new example of winning together as a team is the realignment of our restaurant segment management structure to achieve a greater focus on top-line growth and bottom-line profitability. The realignment involves creation of a president/chief concept officer role at Bob Evans Restaurants and Mimi’s. The chief concept officers will concentrate primarily on the overall growth and development of the brands, with particular focus on increasing sales, new restaurant development and concept evolution. We also added a president and chief restaurant operations officer, who has responsibility for developing “One BEST Way” through standardizing operations processes and procedures across both restaurant brands, as well as identifying additional opportunities for purchasing synergies by consolidating vendors and purchased items.

The second Brand Builder is to consistently drive sales growth. Our highest priority in the restaurant segment is to increase same-store sales. Bob Evans Restaurants experienced a decrease in same-store sales of 0.3 percent in 2009. We believe same-store sales at our Bob Evans Restaurants are particularly sensitive to economic conditions in the Midwest, which has been hit particularly hard by the downturn in the United States’ economy, the troubled auto industry, increased unemployment and lower home values. Nearly 250 Bob Evans Restaurants are located in

Michigan and Ohio where the impact of job losses in the automotive industry (manufacturers and suppliers) could have a material adverse impact on our sales. We continue to concentrate on customer value initiatives, product development and innovation. For example, in 2009 we introduced our new BoBurrito at a $5.99 price point, available in both Meat Lovers and Western varieties. We currently offer 30 meals for $5.99 or less. We have established an internal task force that is focused on utilizing local store marketing in our challenged markets at Bob Evans Restaurants. We are exploring different marketing programs to drive sales in these markets, with particular emphasis on a message of “unbelievable food at an unbeatable value.”

At Mimi’s, we experienced negative same-store sales in a challenging casual dining environment throughout 2009. We are currently focused on driving top-line performance with our right-size, right-price “Just Enough” menu. The “Just Enough” offerings have become our most popular lunch and dinner items. Additionally, we are reallocating existing funds to create a pool of marketing dollars to communicate the “All-Day Fresh Café” brand positioning using print and digital advertising. In 2010, Mimi’s plans to utilize targeted cable television commercials on a regional basis. We also implemented suggestive sell training for our Mimi’s servers to help drive average check, and we introduced new in-store merchandising to aid with suggestive selling and to promote carryout business. As Bob Evans has been successful in developing a pipeline of new products, Mimi’s is in the process of adopting the same strategy for a steady stream of new products.

In our food products segment, we believe our sales momentum remains strong in large part due to our product innovation. Our comparable pounds sold increased 5.7 percent in 2009. Our refrigerated mashed potatoes and other recently introduced side dishes have been extremely successful. We are also building sales by adding new points of distribution. At the end of fiscal 2009, Bob Evans and Owens brand products were available for purchase in grocery stores in 50 states, the District of Columbia and the Toronto, Canada area.

The third Brand Builder is to improve margins with an eye on customer satisfaction. We eliminated a total of 2.8 million labor hours from our restaurant segment during 2009. The reduction in hours was achieved while still maintaining or improving our customer satisfaction scores at our restaurants because we have been able to better correlate our staffing needs with peak dining hours. We also believe there is still an opportunity to further reduce labor costs, particularly at Mimi’s. As we reduce labor hours in our restaurants, we are being careful not to sacrifice speed of service or customer satisfaction.

Our food costs are subject to changes in the commodity markets. With our program to consolidate our supply chain activities, we believe we have made some progress in reducing food costs compared to where they would have been otherwise.

The rollout of a new point-of-sale system at Bob Evans Restaurants is expected to be complete by the end of the second quarter in fiscal 2010. We believe this new technology will help to simplify our order entry, achieve more precise labor scheduling and compare our food costs with theoretical food costs — all key to improving margins at the restaurant level.

With the softening of sales at Mimi’s, our efforts to improve profitability are taking on a greater sense of urgency. We plan to improve food cost at Mimi’s by simplifying the menu and continuing to take advantage of our consolidated supply chain power. Another one of our primary strategies at Mimi’s is to re-engineer the cost structure to enable us to build brand awareness through traditional advertising and promotion without having a negative impact on margins. We have identified savings in five key areas to offset the incremental marketing expenses: procurement, operations, menu re-engineering, corporate general and administrative expenses, and pre-opening expenses. The primary focus for the entire Mimi’s team is driving positive same-store sales and improving profitability.

Our food products margins suffered from higher-than-expected sow costs in 2009. We have increased sow yields to help combat the effects of high sow costs.

Our fourth Brand Builder is to be the BEST at operations execution. We believe a good way to improve our execution is to decrease employee turnover, and we have made significant progress in that area, reducing Bob Evans Restaurant hourly turnover from 120 percent in 2008 to about 92 percent in 2009. We believe Mimi’s hourly turnover remains one of the lowest in the industry at about 84 percent in 2009. We expect the new point-of-sale system at Bob Evans Restaurants will be a helpful tool to attract and retain employees, as we believe it is considerably easier to learn than the manual process previously used.

At Mimi’s, we are expanding our carryout and curbside-to-go capabilities, and we continue to add full bars to Mimi’s Cafés with an expanded selection of alcoholic beverages to satisfy guest demand, and in turn, increase alcohol sales and boost profit margins. During 2009, we added distilled spirits to our alcohol service in 18 existing and all 12 new Mimi’s Cafés. We intend to include beer, wine and distilled spirits in all new stores.

Our fifth and final Brand Builder is to increase returns on invested capital. As previously stated, we are not going to open large numbers of new Bob Evans Restaurants and Mimi’s until projected returns improve. Instead we will be focusing on improving existing store profitability at both restaurant concepts. We do not expect to build any new Bob Evans Restaurants in 2010 and decreased the planned number of rebuilds to two in 2010 from four in 2009. We need to improve our restaurant-level economics at both restaurant brands to enable us to begin building restaurants again, as development is an important part of our long-term plan. We expect to open 2 new Mimi’s and reimage 15 existing Mimi’s in 2010.

In June 2008, we began an approximately $16.0 million expansion at our Sulphur Springs, Texas, plant, which produces fully-cooked convenience items. The expansion was completed in the first quarter of 2010.

In the second quarter of 2009, our Board of Directors approved an increase in our quarterly cash dividend from $0.14 to $0.16 per share. Despite the challenges we are facing, we are confident in our overall financial position, which enabled us to implement this dividend increase. Finally, we repurchased 245,000 shares under our stock repurchase program in 2009. We have suspended our share repurchase program until approximately the third quarter of 2010. Our decision to scale back restaurant development next fiscal year and to temporarily suspend our share repurchase program reflects our desire to conserve cash and maintain financial flexibility.

Additionally, until October 23, 2009, and subject to the exceptions set forth below, we are prohibited from declaring, making or incurring any liability to declare or make any Restricted Payments (as defined in the note agreements discussed in Note B), including: (1) dividends or other distributions or payments on our capital stock or other equity interests; (2) the redemption or acquisition of our capital stock or other equity interests or of warrants, rights or other options to purchase such stock or other equity interests (except when made solely in exchange for such stock or other equity interests or contemporaneously from the net proceeds of a sale of such stock or other equity interests); and (3) any repayment, redemption, repurchase or other acquisition of the principal of any Subordinated Debt (as defined in the note agreements) prior to the regularly scheduled maturity date thereof; provided, however, that the foregoing restrictions do not apply to: (a) dividends paid on our common stock on a pro rata basis in the ordinary course of business to all holders of common stock not to exceed $0.16 per share per fiscal quarter; (b) distributions made pursuant to employment agreements, dividend reinvestment and stock purchase plans, stock option or equity plans or other benefit plans generally consistent with past practices; or (c) distributions made in connection with the exercise of stock options or the vesting of equity awards for management or employees.

In summary, we remain focused on the five BEST Brand Builders and continue to implement them with a sense of urgency.

Business Outlook

The company delivered a solid performance in 2009 despite a multitude of challenges including the impact of the impairment charges discussed previously. We experienced negative same-store sales at Bob Evans Restaurants and Mimi’s. The food products segment continued to experience sales growth, but profitability was severely affected by the significant increase in sow costs. The outlook for 2010 includes the impact of a 53rd week and we are expecting reported 2010 operating income of approximately $110 to $115 million.

Due to the significant impact of the goodwill impairment charge on our effective tax rate, as well as its resultant impact on comparability to our 2010 projections, we are providing guidance for 2010 in terms of operating income rather than earnings per share.

The 2010 outlook relies on a number of important assumptions. We anticipate overall net sales growth of 1.5 percent to 2.0 percent in 2010. In the restaurant segment, we anticipate negative same-store sales of approximately 1.5 percent to 2.0 percent at Bob Evans Restaurants and negative same-store sales of approximately 3.0 percent to 5.0 percent at Mimi’s. We expect continued improvements in cost of sales as a percent of sales due to easing commodity prices, positive sales mix shifts and supply chain initiatives. We also expect continued pressure from minimum wage increases, mostly offset by proactive labor efficiency efforts.

In the food products segment, we expect continued growth in pounds sold and expanded retail distribution, with overall sales growth of 5.0 percent to 6.0 percent in 2010. We plan to continue to launch innovative new products, add new retailers in high-growth markets and further penetrate the “superstore” retail centers. We anticipate that sow costs will average approximately $50 to $55 per hundredweight in 2010, with operating margins in the food products segment of approximately 4.0 percent to 5.0 percent.

We have temporarily suspended our stock repurchase program until at least the third quarter of 2010.

We project net interest expense of approximately $12 to $13 million in 2010.

The effective tax rate is estimated to be approximately 33.0 percent for 2010. The average diluted shares outstanding for 2010 are expected to be approximately 31.0 million for the year.

Capital spending for 2010 is expected in a range of $60.0 to $65.0 million, a decrease from $96.0 million in 2009. The decrease is due to the decrease in the number of Bob Evans Restaurants and Mimi’s we expect to open in 2010. We will not develop any new Bob Evans Restaurants, but plan to rebuild 2 and reimage 15 existing restaurants in 2010. At Mimi’s, we plan to open 2 new stores and reimage 15 existing stores in 2010. Depreciation and amortization expense for 2010 should approximate $85.0 million. Due to current conditions in the real estate market, we do not expect to realize material gains on asset sales in 2010.

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

Under SFAS No. 142, Goodwill and Other Intangible Assets, we are required to perform annual impairment tests of our goodwill and intangible assets (or more frequently if events or changes in circumstances indicate the asset might be impaired). We have elected to test for impairment in the fourth quarter of each fiscal year. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit (in this case, Mimi’s) based on a discounted cash flow analysis or other appropriate models using revenue and profit forecasts and comparing that estimated fair value with the carrying value of the reporting unit, which includes goodwill. Factors used in the impairment tests include, but are not limited to, our plans for new store development, same-store sales trends, future operations, brand initiatives, recent operating results and projected sales and cash flows. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to compute the amount of goodwill impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

Based on our consolidated stock valuation relative to our book value, a scaled-back development plan for Mimi’s and continued declining same-store sales at Mimi’s, we determined that indicators of potential impairment were present during the third quarter of 2009. During the third quarter of 2009, we performed interim impairment tests of goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142. The review resulted in an impairment charge of $56.2 million and $11.8 million for goodwill and other intangible assets, respectively. The charges are reflected separately in “Goodwill and other intangibles impairment” of the restaurant segment.

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

Property, plant and equipment comprise 87 percent of our assets. Depreciation is recognized using the straight-line and accelerated methods in amounts adequate to amortize costs over the estimated useful lives of depreciable assets (see Note A). We estimate useful lives on buildings and equipment based on historical data and industry norms. Changes in estimated useful lives could have a significant impact on earnings. Additionally, testing for impairment of long-lived assets, which we perform at the individual store level in our restaurant segment, requires significant management judgment regarding future cash flows, asset lives and discount rates. Changes in estimates could result in future impairment charges. A pre-tax charge of $6.4 million was recognized in 2009 related to six underperforming Mimi’s and a pre-tax charge of $3.7 million was recognized in 2008 related to nine underperforming Bob Evans Restaurants.

Effective April 29, 2006 (our 2007), we adopted SFAS No. 123 (R), Share-Based Payment, using the modified-prospective transition method. SFAS No. 123 (R) requires that we measure the cost of employee services received in exchange for an equity award, such as stock options or restricted stock awards, based on the fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees are subject to immediate expensing in full upon grant. Compensation cost recognized includes: (1) compensation cost for all stock-based awards granted prior to, but not yet fully vested as of April 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) compensation cost for all stock-based awards granted after April 28, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 (R).

The fair value of each option award in 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The expected term of options granted is based on the historical exercise behavior of full-term options, and the expected volatility is based on the historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. Both expected volatility and the risk-free rate are based on a period commensurate with the expected option term. The expected dividend yield is based on the current dividend, the current market price of our common stock and historical dividend yields.

We estimate certain components of our provision for income taxes. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to D&A expense allowable for tax purposes and the tax deductibility of certain other items. The estimates are based on the best available information at the time that we prepare the tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. In 2008, we adopted FIN 48, which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At the end of 2009, we have reserved $11.8 million related to unrecognized tax benefits. It is reasonably possible that the amount of unrecognized tax benefits may increase or decrease within the next year.

While our recognition of revenue does not generally involve significant judgment, the accounting for unredeemed gift certificates and gift cards requires estimation. We issue gift cards (and prior to 2006, issued gift certificates; collectively, “gift cards”) which contain no expiration dates or inactivity fees. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards (“breakage”) when the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed gift cards to state governments. We determine the gift card breakage rate based on historical redemption patterns. Fiscal 2008 was the first year in which we recognized gift card breakage income for Bob Evans Restaurants, as that was the first time we had sufficient historical information to reasonably determine the breakage rate. As a result, $6.6 million of pre-tax income was recorded in the third quarter of 2008, which included gift card breakage income related to gift cards sold since the inception of our gift card programs.

From time-to-time in the normal course of business, we are subject to proceedings, lawsuits and other claims. We assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. Given the inherent uncertainty related to the eventual outcome of litigation, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that we may have made with respect to their resolution.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As noted in Note A, Summary of Significant Accounting Policies, to our consolidated financial statements which are included in Item 8 of this Annual Report on Form 10-K, we do not use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

At April 24, 2009, our outstanding debt included $67.0 million on our variable-rate revolving lines of credit and $203.1 million of fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1 percent increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by $0.7 million, assuming the $67.0 million outstanding at April 24, 2009, was outstanding for the entire year.

We purchase certain commodities such as beef, pork, poultry, seafood, produce and dairy. These commodities are generally purchased based upon market prices established with suppliers. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short-term in nature.

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

With our supervision, management assessed our internal control over financial reporting as of April 24, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included the evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm, Ernst & Young LLP, independently assessed our internal control over financial reporting. Ernst & Young has issued a report on our internal control over financial reporting, which is included in this annual report.

/s/ Steven A. Davis	/s/ Donald J. Radkoski

Steven A. Davis	Donald J. Radkoski
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors of Bob Evans Farms, Inc.:

We have audited Bob Evans Farms, Inc.’s internal control over financial reporting as of April 24, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Bob Evans Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bob Evans Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 24, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Bob Evans Farms, Inc. and our report dated June 19, 2009, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Columbus, Ohio
June 19, 2009

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Stockholders and Board of Directors of Bob Evans Farms, Inc.:

We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 24, 2009, and April 25, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended April 24, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. and subsidiaries at April 24, 2009, and April 25, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 24, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes C and D to the consolidated financial statements, in 2008 the company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and in 2007 adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bob Evans Farms, Inc.’s internal control over financial reporting as of April 24, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 19, 2009, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Columbus, Ohio
June 19, 2009

Bob Evans Farms, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 24,	April 25,
	2009	2008
	Dollars in thousands

ASSETS
Current Assets
Cash and equivalents	$13,606	$7,669
Accounts receivable	23,045	19,951
Inventories	31,087	31,345
Deferred income taxes	11,211	10,072
Prepaid expenses	1,311	1,267
Assets held for sale	0	570

Total Current Assets	80,260	70,874
Property, Plant and Equipment
Land	247,348	245,765
Buildings and improvements	918,227	877,509
Machinery and equipment	461,961	426,395
Construction in progress	2,732	11,963

	1,630,268	1,561,632
Less accumulated depreciation	627,576	562,621

Net Property, Plant and Equipment	1,002,692	999,011
Other Assets
Deposit and other	4,856	4,187
Long-term investments	15,936	20,278
Goodwill	1,567	57,729
Other intangible assets	42,337	54,957

Total Other Assets	64,696	137,151

	$1,147,648	$1,207,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$67,000	$138,500
Current maturities of long-term debt	26,904	26,904
Accounts payable	32,220	30,013
Federal and state income taxes	9,867	8,528
Accrued nonincome taxes	22,670	22,673
Accrued wages and related liabilities	27,724	32,853
Self-insurance	23,833	22,777
Deferred revenue	14,103	12,804
Other accrued expenses	21,484	31,152

Total Current Liabilities	245,805	326,204
Long-Term Liabilities
Deferred compensation	19,808	26,478
Federal and state income taxes	13,605	16,542
Deferred income taxes	70,883	69,684
Deferred rent	23,649	22,407
Long-term debt	176,192	133,096

Total Long-Term Liabilities	304,137	268,207
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares in 2009 and 2008	426	426
Preferred stock, $500 par value; authorized 1,200 shares; issued 0 shares in 2009 and 120 shares in 2008	0	60
Capital in excess of par value	173,970	169,087
Retained earnings	738,668	757,952
Treasury stock, 11,925,872 shares in 2009 and 12,026,773 shares in 2008, at cost	(315,358)	(314,900)

Total Stockholders’ Equity	597,706	612,625

	$1,147,648	$1,207,036

See Accompanying Notes to Consolidated Financial Statements

Bob Evans Farms, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended April 24, 2009; April 25, 2008; and April 27, 2007

	2009	2008	2007
	Dollars in thousands, except per share amounts

Net Sales	$1,750,512	$1,737,026	$1,654,460
Cost of sales	537,085	517,358	482,127
Operating wage and fringe benefit expenses	597,806	604,198	596,861
Other operating expenses	280,393	282,029	265,137
Selling, general and administrative expenses	156,965	149,070	137,675
Depreciation and amortization expense	81,934	77,131	74,238
Goodwill and other intangibles impairment	67,962	0	0

Operating Income	28,367	107,240	98,422
Net interest expense	12,306	10,990	8,995

Income Before Income Taxes	16,061	96,250	89,427
Provisions for income taxes	21,207	31,374	28,885

Net Income (Loss)	$(5,146)	$64,876	$60,542

Earnings (Loss) Per Share — Basic	$(0.17)	$1.96	$1.68

Earnings (Loss) Per Share — Diluted	$(0.17)	$1.95	$1.66

Cash Dividends Paid Per Share	$0.60	$0.56	$0.54

See Accompanying Notes to Consolidated Financial Statements

Bob Evans Farms, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common	Common		Capital in
	Stock	Stock	Preferred	Excess of	Retained	Treasury
	Shares	Amount	Stock	Par Value	Earnings	Stock	Total
		Dollars in thousands, except per share amounts
Stockholders’ Equity at 4/28/06	36,033,151	$426	$60	$151,164	$670,962	$(118,156)	$704,456
Net income					60,542		60,542
Dividends declared ($0.56 per share)					(20,171)		(20,171)
Treasury stock repurchased	(2,000,000)					(68,997)	(68,997)
Treasury stock reissued under employee plans	1,108,786			6,929		20,124	27,053
Tax benefit — employee plans				2,348			2,348

Stockholders’ Equity at 4/27/07	35,141,937	426	60	160,441	711,333	(167,029)	705,231
Net income					64,876		64,876
Dividends declared ($0.56 per share)					(18,085)		(18,085)
Treasury stock repurchased	(5,000,000)					(154,593)	(154,593)
Treasury stock reissued under employee plans	469,408			7,497		6,722	14,219
Tax benefit — employee plans				1,149			1,149
Cumulative effect of adopting FIN 48					(172)		(172)

Stockholders’ Equity at 4/25/08	30,611,345	426	60	169,087	757,952	(314,900)	612,625
Net loss					(5,146)		(5,146)
Dividends declared ($0.46 per share)					(14,138)		(14,138)
Treasury stock repurchased	(245,332)					(5,374)	(5,374)
Treasury stock reissued under employee plans	346,233			4,532		4,916	9,448
Preferred stock redemption			(60)	11			(49)
Tax benefit — employee plans				340			340

Stockholders’ Equity at 4/24/09	30,712,246	$426	$0	$173,970	$738,668	$(315,358)	$597,706

See Accompanying Notes to Consolidated Financial Statements

Bob Evans Farms, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years ended April 24, 2009; April 25, 2008; and April 27, 2007

	2009	2008	2007
	Dollars in thousands

Operating Activities
Net income (loss)	$(5,146)	$64,876	$60,542
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81,934	77,131	74,238
Goodwill and other intangibles impairment	67,962	0	0
Deferred compensation	(6,670)	2,589	5,888
Deferred income taxes	60	(4,860)	1,081
Loss (gain) on fixed assets	7,258	686	(3,652)
Loss (gain) on long-term investments	6,486	307	(1,065)
Compensation expense attributable to stock plans	6,737	6,345	6,112
Deferred rent	1,242	2,021	1,519
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(3,094)	564	(4,384)
Inventories	258	(2,672)	(615)
Prepaid expenses	(44)	(116)	453
Accounts payable	2,207	2,357	2,170
Federal and state income taxes	(1,598)	2,125	2,036
Accrued wages and related liabilities	(5,129)	767	1,933
Self-insurance	1,056	1,726	935
Accrued nonincome taxes	(3)	1,283	2,406
Deferred revenue	1,299	(4,711)	1,798
Other accrued expenses	(4,325)	8,155	109

Net cash provided by operating activities	150,490	158,573	151,504
Investing Activities
Purchase of property, plant and equipment	(95,985)	(120,955)	(84,242)
Purchase of long-term investments	(2,366)	(2,611)	0
Proceeds from sale of property, plant and equipment	3,667	14,566	16,242
Other	(718)	930	(1,661)

Net cash used in investing activities	(95,402)	(108,070)	(69,661)
Financing Activities
Cash dividends paid	(18,424)	(18,719)	(19,575)
Purchase of treasury stock	(5,374)	(154,593)	(68,997)
Borrowings (repayments) on lines of credit	(71,500)	138,500	0
Proceeds from debt issuance	70,000	0	0
Principal payments on long-term debt	(26,904)	(46,333)	(4,000)
Excess tax benefits from stock-based compensation	340	1,149	2,348
Proceeds from issuance of treasury stock	2,711	7,875	20,941

Net cash used in financing activities	(49,151)	(72,121)	(69,283)

Increase (decrease) in cash and equivalents	5,937	(21,618)	12,560
Cash and equivalents at the beginning of the year	7,669	29,287	16,727

Cash and equivalents at the end of the year	$13,606	$7,669	$29,287

See Accompanying Notes to Consolidated Financial Statements

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
April 24, 2009

Dollars in thousands unless otherwise noted, except per share amounts

Note A —	Summary of Significant Accounting Policies

Description of Business:  As of April 24, 2009, Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “company,” “we,” “us” and “our”) owned and operated 714 full-service restaurants, including 570 Bob Evans Restaurants in 18 states and 144 Mimi’s Cafés in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily in California and other western states. We also produce and distribute pork sausage products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to warehouses that distribute to grocery stores in the East North Central, mid-Atlantic, Southern and Southwestern United States.

Principles of Consolidation:  The consolidated financial statements include the accounts of Bob Evans and its subsidiaries. Intercompany accounts and transactions have been eliminated.

Fiscal Year:  Our fiscal year ends on the last Friday in April. References herein to 2010, 2009, 2008 and 2007 refer to fiscal years ended April 30, 2010; April 24, 2009; April 25, 2008; and April 27, 2007, respectively. All years presented were comprised of 52 weeks, except for 2010, which will contain 53 weeks.

Revenue Recognition:  Revenue is recognized in the restaurant segment at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. Revenue in the food products segment is generally recognized when products are delivered to our customers’ warehouses. All revenue is presented net of sales tax collections.

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

Fiscal 2008 was the first year in which we recognized gift card breakage income for Bob Evans Restaurants. As a result, $6,600 of pre-tax income was recorded in the third quarter of 2008, which included gift card breakage income related to gift cards sold since the inception of our gift card program.

Cash Equivalents:  We consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Inventories:  We value inventories at the lower of first-in, first-out cost or market. Inventory includes raw materials and supplies ($22,400 in 2009 and $24,152 in 2008) and finished goods ($8,687 in 2009 and $7,193 in 2008).

Assets Held for Sale:  In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify certain land, building and equipment as “held for sale” in the Consolidated Balance Sheets when we believe these assets will be disposed of within the next 12 months. Assets held for sale are reported at the lower of the carrying amount or the fair value and depreciation of these assets has ceased. We did not have any assets held for sale at the end of 2009; at the end of 2008, we had $570 of assets held for sale, all of which were in the restaurant segment.

Property, Plant and Equipment:  We state property, plant and equipment at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

adequate to amortize costs over the estimated useful lives of buildings and improvements (15 to 25 years) and machinery and equipment (3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the lease terms, as defined by SFAS No. 13, Accounting for Leases. Total depreciation expense was $80,892; $75,959; and $72,822 in 2009, 2008 and 2007, respectively.

We sell real property via like-kind exchanges under Internal Revenue Code Section 1031 whereby gains are not recognized for federal income tax purposes. We recognize all such gains for financial reporting purposes in the period the property is sold. Consolidated and restaurant segment results for 2009, 2008 and 2007 include net pre-tax gains of $1,033; $2,865; and $4,443, respectively, on sales of real property, including vacant land and closed restaurant locations. The gains are classified as a reduction of selling, general and administrative (“S,G&A”) expenses in the Consolidated Statement of Income.

We evaluate property, plant and equipment held and used in the business for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated undiscounted future operating cash flows for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset.

During 2009, we identified certain restaurants with negative cash flow, declining sales performance or other potential indicators of impairment. We compared the fair value of the assets at these restaurants to their carrying value, which resulted in a $6,444 pre-tax fixed asset impairment charge in the restaurant segment for six underperforming Mimi’s restaurants. In 2008, a pre-tax impairment charge of $3,659 was recognized in the restaurant segment related to nine underperforming Bob Evans Restaurants, which were subsequently closed. The fixed asset impairment charges are reflected in S,G&A expenses in the Consolidated Statements of Income.

Long-term Investments:  Long-term investments include assets held under certain deferred compensation arrangements, which represent the cash surrender value of company-owned life insurance policies, and investments in income tax credit limited partnerships. An offsetting liability for the amount of the cash surrender value of company-owned life insurance is included in the deferred compensation liability amount on the Consolidated Balance Sheets. Investments in income tax credit limited partnerships are recorded at amortized cost. We amortize the investments to the expected residual value of the partnerships once the income tax credits are fully utilized. The amortization period of the investments matches the respective income tax credit period.

Goodwill:  Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $1,567 and $57,729 at the end of 2009 and 2008, respectively. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized; rather it is tested for impairment at the beginning of the fourth quarter each year or on a more frequent basis when events occur or circumstances change between the annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the third quarter of 2009, we determined that indicators for potential impairment existed based on our consolidated stock valuation relative to our book value, a scaled-back development plan for Mimi’s and continued declining same-store sales at Mimi’s. We performed interim impairment tests of goodwill and determined that the carrying value of Mimi’s goodwill was fully impaired. Therefore, we recorded a pre-tax goodwill impairment charge in the restaurant segment in the third quarter of 2009 for the entire $56,162. See Note G.

Other Intangible Assets:  Other intangible assets consist of the Mimi’s business trade name and restaurant concept. The trade name intangible asset is deemed to have an indefinite economic life and is not amortized. It is tested for impairment at the beginning of the fourth quarter each year or on a more frequent basis if events or changes in circumstances indicate the asset might be impaired. The restaurant concept intangible asset is amortized on a straight-line basis over its estimated economic life of 15 years. In the third quarter of 2009, we determined that indicators for potential impairment existed based on our consolidated stock valuation relative to our book value, a scaled-back development plan for Mimi’s and continued declining same-store sales at Mimi’s. We performed

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

interim impairment tests of Mimi’s other intangible assets and determined that the business trade name had a fair value of $34,000, compared to a carrying value of $45,800. Therefore, we recorded a pre-tax impairment charge of $11,800 related to the business trade name in the restaurant segment in the third quarter of 2009. See Note G.

Financial Instruments:  The fair values of our financial instruments (other than long-term debt) approximate their carrying values at April 24, 2009, and April 25, 2008. At April 24, 2009, the estimated fair value of our long-term debt approximated $192,400 compared to a carrying amount of $203,096. At April 25, 2008, the estimated fair value of our long-term debt was $155,300 compared to a carrying amount of $160,000. We estimate the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes.

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

Advertising Costs:  We expense advertising costs as incurred. Advertising expense was $45,708; $40,775; and $41,807 in 2009, 2008 and 2007, respectively.

Cost of Sales:  Cost of sales represents primarily food cost in the restaurant segment and cost of materials in the food products segment. Cash rebates that we receive from suppliers are recorded as a reduction of cost of sales in the periods in which they are earned. The amount of each rebate is directly related to the quantity of product purchased from the supplier.

Promotional Spending:  In our food products segment, we engage in promotional (sales incentive) programs in the form of “off-invoice” deductions, cooperative advertising programs and coupons. Costs associated with these programs are classified as a reduction of net sales in the period in which the sale occurs.

Comprehensive Income:  Comprehensive income is the same as reported net income.

Earnings Per Share:  Basic earnings-per-share computations are based on the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings-per-share calculations reflect the assumed exercise and conversion of outstanding stock options.

The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares outstanding (in thousands):

	2009	2008	2007

Basic	30,744	33,065	36,105
Dilutive stock options	0	250	379

Diluted	30,744	33,315	36,484

Options to purchase 67,794 and 36,151 shares of common stock in 2008 and 2007, respectively, were excluded from the diluted earnings-per-share calculations because they were antidilutive. All outstanding options were excluded from the diluted earnings-per-share calculation in 2009 because we had a net loss for the year.

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

Stock-based Employee Compensation:  At April 24, 2009, we had a stock-based employee compensation plan that is described more fully in Note D. We record stock-based compensation expense in accordance with SFAS No. 123 (R), Share-Based Payment, which we adopted at the beginning of 2007.

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

Rental expense in 2009, 2008 and 2007 was as follows:

	2009	2008	2007

Minimum rent	$27,045	$25,238	$22,894
Contingent rent	1,195	1,389	1,631

Total rent	$28,240	$26,627	$24,525

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

Reclassifications:  Certain prior-year amounts (i.e., assets held for sale, net property, plant and equipment and dividends payable) have been reclassified to conform to the 2009 classification.

New Accounting Pronouncements:  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (our 2009), for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations. We are currently assessing the impact on our consolidated financial statements of SFAS No. 157, which will be adopted for nonfinancial assets and nonfinancial liabilities in 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides reporting entities an option to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (our 2009). The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, effective for fiscal years beginning on or after December 15, 2008 (our 2010). This statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination,

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date, and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). We will adopt this statement in 2010, and its effect on future periods will depend on the nature and significance of any acquisitions we subsequently make that are subject to this statement.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The effective date is 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (the PCAOB) amendment to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. We do not expect this statement to have an effect on our consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual fiscal periods ending after June 15, 2009 (our 2010). We do not expect this statement to have an effect on our consolidated financial position or results of operations.

We adopted the provisions of FIN 48 as of April 28, 2007 (our 2008). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including the resolution of any related appeals or litigation, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement. The cumulative effect of the adoption of FIN 48 was a $172 reduction in the April 28, 2007, opening balance of retained earnings. Prior to the adoption of FIN 48, we accrued for tax contingencies in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

Note B —	Long-Term Debt and Credit Arrangements

Long-term debt is comprised of the following:

	April 24,	April 25,
	2009	2008

Unsecured senior notes issued July 28, 2004:
Series B, due July 2010, 4.61%	$26,667	$40,000
Series C, due July 2014, 5.12%	81,429	95,000
Series D, due July 2016, 5.67%	25,000	25,000
Unsecured senior notes issued July 28, 2008:
Series A, due July 2014, 6.39%	40,000	0
Series B, due July 2013, 6.39%	30,000	0

Total long-term debt	203,096	160,000
Less: current portion of long-term debt	26,904	26,904

Long-term debt less current portion	$176,192	$133,096

On July 28, 2004, we completed a private placement of $190 million in senior unsecured fixed-rate notes. The senior notes outstanding at April 24, 2009, mature over a period from July 2010 to July 2016, and carry a weighted-average interest rate of 5.1 percent, which we pay quarterly.

In the second quarter of 2009, we completed a private placement of $70 million in senior unsecured fixed-rated notes. These notes were issued in two series. The $40 million Series A senior notes bear interest at 6.39 percent and

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

mature on July 28, 2014, with a mandatory prepayment of $20 million due on July 28, 2012. The $30 million Series B senior notes bear interest at 6.39 percent and mature on July 28, 2013. The net proceeds from the notes we issued in 2009 were used to repay outstanding debt under existing bank credit facilities and to repay a portion of our previously outstanding senior notes.

Both of our senior note issues contain covenants customary for financings of this type that limit our ability to incur liens on assets, merge or consolidate with other entities, transfer or sell a substantial part of our assets, substantially change the nature of our business, engage in sale and leaseback transactions, and enter into transactions with affiliates. We are also prohibited, subject to certain limited exceptions, from granting collateral under our credit facilities with our lenders unless such collateral is also granted to the note holders on an equal basis. The senior notes contain financial covenants that require certain net worth and fixed charge coverage ratios and place limitations on our indebtedness.

Additionally, until October 23, 2009, and subject to the exceptions set forth below, we are prohibited from declaring, making or incurring any liability to declare or make any Restricted Payments (as defined in the note agreements), including: (1) dividends or other distributions or payments on our capital stock or other equity interests; (2) the redemption or acquisition of our capital stock or other equity interests or of warrants, rights or other options to purchase such stock or other equity interests (except when made solely in exchange for such stock or other equity interests or contemporaneously from the net proceeds of a sale of such stock or other equity interests); and (3) any repayment, redemption, repurchase or other acquisition of the principal of any Subordinated Debt (as defined in the note agreements) prior to the regularly scheduled maturity date thereof; provided, however, that the foregoing restrictions do not apply to: (a) dividends paid on our common stock on a pro rata basis in the ordinary course of business to all holders of common stock not to exceed $0.16 per share per fiscal quarter; (b) distributions made pursuant to employment agreements, dividend reinvestment and stock purchase plans, stock option or equity plans or other benefit plans generally consistent with past practices; or (c) distributions made in connection with the exercise of stock options or the vesting of equity awards for management or employees.

As of April 24, 2009, we were in compliance with these covenants and restrictions. The senior notes also contain customary events of default, the occurrence of which will permit the holders of the notes to accelerate payment of the notes.

As of April 24, 2009, maturities of long-term debt are as follows:

2010	$26,904
2011	26,905
2012	13,571
2013	38,571
2014	48,571
Thereafter	48,574

Total	$203,096

We also have unsecured borrowing arrangements with certain banks from which we may borrow up to $165,000 on a short-term basis at floating interest rates. The arrangements are reviewed annually for renewal. In the third quarter of 2009, total available bank lines of credit were reduced from $180,000 to $165,000. At April 24, 2009, $67,000 was outstanding under these arrangements. During 2009, the maximum amount outstanding under these unsecured lines of credit was $143,000, and the average amount outstanding was $106,057 with a weighted-average interest rate of 2.58 percent. During 2008, the maximum outstanding under these unsecured lines of credit was $152,635 and the average amount outstanding was $87,013 with a weighted-average interest rate of 4.81 percent.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In April 2001, we issued a $40,000 unsecured note to a bank, bearing interest at a fixed rate of 7.35 percent. Required payments were $4,000 per year of principal plus interest, with a balloon payment of $12,300 at maturity. The note was scheduled to mature in May 2008. However, in 2008, we repaid the remaining balance on the note with a total prepayment of $15,300.

Interest costs of $933; $1,325; and $764 incurred in 2009, 2008 and 2007, respectively, were capitalized in connection with our construction activities. Interest paid in 2009, 2008 and 2007 was $13,620; $13,031; and $10,759, respectively.

Note C —	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of April 24, 2009, and April 25, 2008, were as follows:

	April 24,	April 25,
	2009	2008

Deferred tax assets:
Loss on impaired assets	$7,835	$7,611
Self-insurance	7,080	6,941
Vacation pay	1,875	1,817
Stock and deferred compensation plans	11,814	15,647
Accrued bonus	686	839
Tax credits	1,249	2,884
Deferred rent	6,201	5,777
Inventory and other	696	1,331

Total deferred tax assets	37,436	42,847
Deferred tax liabilities:
Accelerated depreciation/asset disposals	81,297	81,644
Intangible assets	15,731	20,756
Other	80	59

Total deferred tax liabilities	97,108	102,459

Net deferred tax liabilities	$59,672	$59,612

Significant components of the provisions for income taxes are as follows:

	2009	2008	2007

Current:
Federal	$17,356	$30,128	$23,865
State	3,791	6,106	3,939

Total current	21,147	36,234	27,804
Deferred:
Federal	(170)	(3,314)	548
State	230	(1,546)	533

Total deferred	60	(4,860)	1,081

Total tax provisions	$21,207	$31,374	$28,885

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Our provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

	2009	2008	2007

Tax at statutory rate	$5,621	$33,688	$31,300
State income tax (net)	2,614	2,964	2,906
Goodwill impairment	19,657	0	0
FICA tip credits	(4,937)	(4,607)	(3,833)
Limited partnership tax credits	(266)	(397)	(631)
Settlement of state income tax audits (net)	(1,172)	0	0
Other	(310)	(274)	(857)

Provisions for income taxes	$21,207	$31,374	$28,885

Taxes paid during 2009, 2008 and 2007 were $26,480; $33,764; and $24,032, respectively.

Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in evaluating our tax positions, which has an impact on our effective tax rate. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and we may not succeed in sustaining the benefit. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest.

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

We adopted the provisions of FIN 48 as of April 28, 2007 (our 2008). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including the resolution of any related appeals or litigation, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement. The cumulative effect of the adoption of FIN 48 was a $172 reduction in the April 28, 2007, opening balance of retained earnings. Prior to the adoption of FIN 48, we accrued for tax contingencies in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Through April 24, 2009, the amount of our unrecognized tax benefits decreased by $3,608 primarily due to reductions in tax contingencies in 2009 for statute of limitations expirations and audit settlements. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2009	2008

Balance at beginning of fiscal year	$15,381	$13,473
Additions based on tax positions related to the current year	404	1,866
Additions for tax positions of prior years	1,260	969
Reductions for tax positions of prior years	(1,524)	(420)
Reductions due to settlements with taxing authorities	(1,565)	0
Reductions due to statute of limitations expiration	(2,183)	(507)

Balance at end of fiscal year	$11,773	$15,381

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $6,905. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We reasonably expect to resolve state tax audits in the next 12 months which could result in the recognition of previously unrecognized tax benefits of $827 and would affect the effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits may increase or decrease within the next 12 months for reasons other than the settlement of tax audits. However, we do not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to our consolidated financial statements.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Income. During 2009 and 2008, we recognized approximately $283 and $2,338, respectively, of interest and penalties in tax expense. As of April 24, 2009, we had accrued approximately $7,353 in interest and penalties related to unrecognized tax benefits.

We file United States federal and various state and local income tax returns. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2006 through 2008. Our federal and state income tax return filings generally are subject to a three-year statute of limitations from the date of filing. However, we may grant waivers to taxing authorities to extend the statute of limitations for prior tax years. Based on the status of current audits and the protocol of finalizing audits by relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded unrecognized tax benefits.

Note D —	Stock-Based Compensation Plans

On September 11, 2006, our stockholders approved the Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan. Upon approval, the 2006 plan became our only plan under which new stock-based compensation can be granted. Although no new awards will be issued under any prior equity plans, we had awards outstanding at April 24, 2009, under equity plans adopted in 1998, 1994, 1993, and 1992.

The types of awards that may be granted under the 2006 plan include: cash-based awards, stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights, whole share awards and performance-based awards. The 2006 plan provides that the Compensation Committee of the Board of Directors will administer the 2006 plan, including establishing the terms and conditions of awards. The 2006 plan imposes various restrictions on awards, including a maximum life of 10 years for stock options and stock appreciation rights and a minimum exercise price equal to the grant date stock price for stock options and stock appreciation rights.

The 1998 plan provided that the option price for: (1) incentive stock options may not be less than the fair market value of the stock at the grant date and (2) non-qualified stock options shall be determined by the

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Compensation Committee of the Board of Directors. The 1994 plan prohibited option prices less than the fair market value of the stock at the grant date.

The 1993 plan provided for the award of restricted stock to mid-level managers and administrative personnel as incentive compensation to attain growth in the net income of the company, as well as to help attract and retain management personnel. Shares awarded are restricted until certain vesting requirements are met. Participants in the 1993 plan are entitled to receive cash dividends and to vote their respective shares, including those not yet vested. Restrictions generally limit the sale, pledge or transfer of the shares until they are vested.

The 1992 plan was adopted in connection with our supplemental executive retirement plan (“SERP”), which provides retirement benefits to certain key management employees. In the past, SERP participants could elect to have their awards allocated to their accounts in cash or, when permitted by the Compensation Committee, they could receive an equivalent value of non-qualified stock options. The 1992 plan provided that the option price could not be less than 50 percent of the fair market value of the stock at the date of grant. The last grant of stock options under the 1992 plan was in 2003. Since 2003, all SERP awards have been allocated to participants’ accounts in cash.

In 2006, we adopted a performance incentive plan (“PIP”) designed to align the compensation of executive officers and senior management with our financial and operational performance. The PIP provides for awards of cash, whole shares, restricted shares and stock options, generally vesting over three years. All stock-based awards made under the PIP prior to September 11, 2006, were awarded out of, and in accordance with, the 1998 plan. All PIP awards made after that date have been awarded out of, and in accordance with, the 2006 plan.

Effective April 29, 2006 (our 2007), we adopted SFAS No. 123 (R), Share-Based Payment, using the modified-prospective transition method. SFAS No. 123 (R) requires that we measure the cost of employee services received in exchange for an equity award, such as stock options or restricted stock awards, based on the fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees are subject to immediate expensing in full upon grant. Compensation cost recognized includes: (1) compensation cost for all stock-based awards granted prior to, but not yet fully vested as of, April 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) compensation cost for all stock-based awards granted after April 28, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 (R). Total stock-based compensation cost in 2009, 2008 and 2007 was $6,775; $6,345; and $6,112, respectively. The related tax benefit recognized was $2,116; $2,029; and $1,974 in 2009, 2008 and 2007, respectively. Nearly all of the expense associated with stock-based compensation is reflected in S,G&A expense.

The fair value of each option award in 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The expected term of options granted is based on the historical exercise behavior of full-term options, and the expected volatility is based on the historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. Both expected volatility and the risk-free rate are based on a period commensurate with the expected option term. The expected dividend yield is based on the current dividend, the current market price of our common stock and historical dividend yields.

The following table presents the weighted-average per share fair value of options granted and the weighted-average assumptions used, based on a Black-Scholes-Merton option-pricing model:

	2009	2008	2007

Per share fair value of options	$8.03	$9.13	$7.56
Expected dividend yield	2.00%	1.70%	1.80%
Expected volatility	32.62%	26.81%	29.92%
Risk-free interest rate	2.97%	5.01%	4.88%
Expected term (in years)	3.5	3.9	4.5

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes option-related activity for 2009:

			Weighted-Average
	Shares		Remaining	Aggregate
	Subject to	Weighted-Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term	Value

Outstanding, April 25, 2008	1,301,384	$26.41
Granted	187,578	33.95
Exercised	(83,275)	21.07
Forfeited or expired	(20,846)	29.13

Outstanding, April 24, 2009	1,384,841	$27.72	5.10	$1,596

Vested and expected to vest, April 24, 2009	1,384,841	$27.72	5.10	$1,596

Exercisable, April 24, 2009	1,140,491	$26.90	4.41	$1,196

As of April 24, 2009, there was $643 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.81 years. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $785; $3,512; and $7,496, respectively. Cash received from the exercise of options was $1,755; $6,988; and $20,127 for 2009, 2008 and 2007, respectively. The actual tax benefit realized for tax deductions from the exercise of options totaled $208; $954; and $2,348 for 2009, 2008 and 2007, respectively.

SFAS No. 123 (R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2009, 2008 and 2007, excess tax benefits of $340, $1,149 and $2,348, respectively, were classified as financing cash flows in the Consolidated Statements of Cash Flows.

In addition to the shares subject to outstanding options, approximately 1,680,000 shares were available for grant under the 2006 plan at April 24, 2009.

A summary of the status of our nonvested restricted shares as of April 24, 2009, and changes during 2009 is presented below:

		Weighted-Average
		Grant Date Fair
Restricted Stock Awards	Shares	Value

Nonvested, April 25, 2008	351,720	$29.93
Granted	283,470	30.64
Vested	(233,415)	29.66
Forfeited	(19,924)	30.24

Nonvested, April 24, 2009	381,851	$30.60

At April 24, 2009, there was $5,501 of unrecognized compensation cost related to nonvested restricted shares. This cost is expected to be recognized over a weighted-average period of 2.90 years. The total fair value of shares that vested during 2009, 2008 and 2007 was $6,880; $6,311; and $2,152, respectively.

Note E —	Other Compensation Plans

We have a defined contribution plan (401k) that covers substantially all employees who have at least 1,000 hours of service. We also have a nonqualified deferred compensation plan, the Bob Evans Executive Deferral Plan (“BEEDP”), which provides certain executives the opportunity to defer a portion of their current income to future years. Our annual matching contributions to the plans are at the discretion of our Board of Directors.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Expenses related to matching contributions to these plans in 2009, 2008 and 2007 were $5,089; $4,910; and $4,907, respectively.

The SERP (see Note D) provides awards in the form of non-qualified deferred cash compensation. Our expense related to cash contributions to the SERP was $285; $745; and $1,936 in 2009, 2008 and 2007, respectively.

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

2010	$23,191
2011	22,725
2012	22,460
2013	22,066
2014	21,577
Thereafter	213,843

Total	$325,862

At April 24, 2009, we had contractual commitments of approximately $54,917 for purchases of inventory and land, restaurant construction and plant equipment additions.

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

Like many restaurant companies and retail employers, SWH Corporation, which does business as Mimi’s Café, has been faced with allegations of purported class-wide wage and hour violations in California. On October 28, 2008, a class action complaint entitled Leonard Flores v. SWH Corporation d/b/a Mimi’s Café was filed in Orange County, California Superior Court. Mr. Flores was employed as an assistant manager of Mimi’s Café until September 2006. Mimi’s Café classifies its assistant managers as exempt employees. Mr. Flores purports to represent a class of assistant managers who are allegedly similarly situated. The case involves claims that current and former assistant managers working in California from October 2004 to the present were misclassified by Mimi’s Café as exempt employees. As a result, the complaint alleges that these assistant managers were deprived of overtime pay, rest breaks and meal periods as required for non-exempt employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid benefits, penalties, interest and attorneys’ fees and costs. The case is currently in the discovery phase, and no trial date has been set.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We believe Mimi’s Café properly classifies its assistant managers as exempt employees under California law. We are evaluating the results of similar proceedings in California and are consulting with advisors with specialized expertise. An unfavorable verdict or a significant settlement could have a material adverse impact on our financial position, cash flows and results of operations.

We are involved in a number of claims and litigation in the ordinary course of business. Various lawsuits and assessments, among them employment discrimination, product liability, workers’ compensation claims and tax assessments, are in litigation or administrative hearings. While it is not feasible to predict the outcome of these actions prior to their ultimate resolution, in our opinion, these actions should not ultimately have a material adverse effect on our financial position or results of operations.

Note G —	Goodwill and Other Intangible Assets

At the beginning of the fourth quarter, we typically complete our annual impairment test required under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. However, we are required to assess the carrying value of our goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. Based on our stock valuation relative to our book value, a scaled-back development plan for Mimi’s and continued declining same-store sales at Mimi’s, we determined that indicators of potential impairment were present during the third quarter of 2009. As a result, during the third quarter of 2009, we performed interim impairment tests of goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142.

The results of the interim impairment test indicated that the carrying value of Mimi’s goodwill was fully impaired. Therefore, we recorded a pre-tax goodwill impairment charge in the restaurant segment in the third quarter of 2009 of $56,162, which is included in goodwill and other intangibles impairment in the Consolidated Statements of Income. The fair value of the Mimi’s reporting unit was estimated based on a discounted cash flow model using our business plans and projections for Mimi’s as the basis for expected future cash flows. We believe the assumptions used for the impairment test are consistent with those that a market participant would use. There were no goodwill impairment charges in 2008 and 2007.

Goodwill is summarized below:

	Restaurant	Food Products
	Segment	Segment	Total

April 25, 2008, and April 27, 2007, carrying amount	$56,162	$1,567	$57,729
Impairment in 2009	(56,162)	0	(56,162)

April 24, 2009, carrying amount	$0	$1,567	$1,567

Intangible assets consist of the Mimi’s restaurant concept that is amortized over a 15-year life and the Mimi’s business trade name that is not amortized. In the third quarter of 2009, we determined that the other intangible assets were potentially impaired based on the indicators discussed above. We performed interim impairment tests, which indicated that the business trade name had a fair value of $34,000, compared to a carrying value of $45,800. This resulted in a pre-tax impairment charge of $11,800, which is included in goodwill and other intangibles impairment in the Consolidated Statements of Income. The fair value of the business trade name was estimated using the relief-from-royalty method, an income approach to valuation. We also reviewed the restaurant concept for impairment. The estimated fair value of the restaurant concept, calculated using a relief-from-royalty method, exceeded its

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

carrying value. Therefore, no impairment charge was recorded related to the Mimi’s restaurant concept. There were no restaurant concept or business trade name impairment charges in 2008 and 2007.

Intangible assets are summarized below:

	Restaurant	Business
	Concept	Trade Name	Total

April 24, 2009, gross carrying amount	$12,300	$34,000	$46,300
Accumulated amortization	(3,963)	0	(3,963)

April 24, 2009, net carrying amount	$8,337	$34,000	$42,337

April 25, 2008, gross carrying amount	$12,300	$45,800	$58,100
Accumulated amortization	(3,143)	0	(3,143)

April 25, 2008, net carrying amount	$9,157	$45,800	$54,957

The amortization expense related to these intangible assets was $820 in each 2009, 2008 and 2007. Amortization expense related to intangible assets for the next five years is expected to be $820 each year.

For additional information regarding the impairment calculation, refer to the Critical Accounting Policies section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note H —	Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$440,287	$424,624	$435,455	$426,255	$443,773	$449,702	$430,997	$436,445
Gross profit (loss)	23,520	21,525	20,282	25,964	(46,434)	32,732	30,999	27,019
Net income (loss)	13,809	13,323	11,339	15,484	(51,368)	20,005	21,074	16,064
Earnings per share:
Basic	$0.45	$0.38	$0.37	$0.45	$(1.67)	$0.62	$0.69	$0.52
Diluted	0.45	0.38	0.37	0.45	(1.67)	0.61	0.69	0.52
Common stock sale prices:
High	$34.70	$39.83	$33.19	$36.90	$22.00	$32.27	$25.97	$31.61
Low	25.90	32.35	18.32	26.93	12.51	23.93	16.14	26.00
Cash dividends declared	$0.14	$0.14	$0.16	$0.14	$0.16	$0.14	$0.16	$0.14

•	Gross profit represents operating income.

•	Each fiscal quarter is comprised of a 13-week period.

•	Total quarterly earnings per share may not equal the annual amount because earnings per share are calculated independently for each quarter.

•	Stock prices are high and low sale prices for our common stock as reported on the NASDAQ Stock Market (trading symbol — BOBE), which is the principal market for our common stock.

•	The number of registered stockholders of our common stock at June 19, 2009 was 23,661.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note I —	Industry Segments

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

Information on our industry segments is summarized as follows:

	2009	2008	2007

Sales
Restaurant operations	$1,439,090	$1,445,034	$1,385,841
Food products	349,273	331,060	304,665

	1,788,363	1,776,094	1,690,506
Intersegment sales of food products	(37,851)	(39,068)	(36,046)

Total	$1,750,512	$1,737,026	$1,654,460

Operating Income
Restaurant operations	$12,796	$78,686	$78,553
Food products	15,571	28,554	19,869

Total	$28,367	$107,240	$98,422

Depreciation and Amortization Expense
Restaurant operations	$73,877	$69,195	$66,203
Food products	8,057	7,936	8,035

Total	$81,934	$77,131	$74,238

Capital Expenditures
Restaurant operations	$75,784	$103,078	$76,303
Food products	20,201	17,877	7,939

Total	$95,985	$120,955	$84,242

Identifiable Assets
Restaurant operations	$1,008,773	$1,077,295	$1,071,942
Food products	111,727	99,343	87,269

	1,120,500	1,176,638	1,159,211
General corporate assets	27,148	30,398	37,751

Total	$1,147,648	$1,207,036	$1,196,962

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer (principal executive officer) and Chief Financial Officer, Treasurer and Secretary (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer, Treasurer and Secretary have concluded that:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting is set forth in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 24, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Effective May 1, 2009, we and Mr. Steven A. Davis agreed to amend and restate Mr. Davis’ employment agreement (the “Employment Agreement”), which was originally effective on May 1, 2009, and amended effective December 24, 2008, in connection with Mr. Davis’ ongoing service as our Chief Executive Officer and as a member of our Board of Directors (the “Board”). The following summary of the material terms and conditions of the Employment Agreement is not complete and is qualified in its entirety by reference to the complete Employment Agreement attached as Exhibit 10.60 to this Form 10-K and is incorporated herein by reference.

Term

The Employment Agreement has term of five (5) years commencing on May 1, 2009 (the “Effective Date”).

Compensation

As compensation for his services to us, the Employment Agreement provides that Mr. Davis will receive a base salary of $770,000 per year (the “Base Salary”). Mr. Davis’ Base Salary may be adjusted in the sole discretion of the Compensation Committee of the Board (the “Compensation Committee”). Mr. Davis is also eligible to receive an annual cash bonus (the “Bonus”) as may be determined in the sole discretion of the Compensation Committee; provided that during the term of the Employment Agreement Mr. Davis’ target cash Bonus opportunity may not be less than 100 percent of his Base Salary unless the parties agree to a reduction as part of a negotiated restructuring of Mr. Davis’ compensation.

Mr. Davis is also eligible to participate in our Performance Incentive Plan or successor program (“PIP”) subject to the discretion of the Compensation Committee. Pursuant to the terms of the PIP, the Compensation Committee will make an equity award to Mr. Davis at the end of each fiscal year based upon (i) the achievement of pre-established annual performance objectives and (ii) the targeted percentage of Mr. Davis’ Base Salary (the “Targeted Equity Award” or “TEA”). Any equity grants made pursuant to the PIP are also dependent upon the vesting and other terms and conditions of such grants, which will be determined by the Compensation Committee in its sole discretion.

In addition, Mr. Davis will be awarded a one-time Long-Term Performance-Based Incentive (the “LTPBI”), which is described in detail below, under our Amended and Restated 2006 Equity and Cash Incentive Plan. The following description of the material terms and conditions of the LTPBI is not complete and is qualified in its entirety by reference to the complete LTPBI Agreement attached as Exhibit 10.61 to this Form 10-K and is incorporated herein by reference.

Long-Term Performance-Based Incentive

The purpose of the LTPBI is to increase stockholder value by establishing additional compensation incentives linked directly to our performance over the five-year period beginning in fiscal year 2010 through 2014 (the “Five-Year Performance Period”). Mr. Davis ultimately will earn performance shares pursuant to the LTPBI award agreements only if: (i) our net income growth for each fiscal year during the Five-Year Performance Period meets specific performance goals that the Compensation Committee establishes at the beginning of each fiscal year; (ii) our total stockholder return (“TSR”) is at or above the median of our peer group over the Five-Year Performance Period; (iii) he remains employed as our Chief Executive Officer; and (iv) any other criteria the Compensation Committee deems appropriate.

The Compensation Committee will establish both fiscal year and long-term performance requirements that tie the ultimate LTPBI opportunity to our success over the Five-Year Performance Period. The Compensation Committee will establish these metrics at the beginning of each fiscal year and, for the long-term performance metrics, at the beginning of the Five-Year Performance Period. At the end of each fiscal year during the Five-Year Performance Period, performance shares will be added to a “Potential Award Pool” depending upon achievement of net income growth objectives established by the Compensation Committee at the outset of that fiscal year. At the end of the Five-Year Performance Period, the Compensation Committee will determine the number of performance shares in the Potential Award Pool that shall be earned by Mr. Davis depending on achievement of the additional performance metrics set by the Compensation Committee at the beginning of the Five-Year Performance Period and the Compensation Committee’s judgment about Mr. Davis’ performance.

More specifically, the mechanics of the awards to be made pursuant to the LTPBI are as follows:

•	At the beginning of each fiscal year during the Five-Year Performance Period, Mr. Davis will be eligible for a grant of performance shares equal in value to 125 percent of Mr. Davis’ Base Salary at the beginning of that fiscal year, subject to the share limits under the applicable stock plan. The number of shares will be determined using the average closing price of our stock for the trading days occurring in the one hundred eighty (180) day period preceding seven (7) days prior to the date of the grant.

•	At the end of each fiscal year, those performance shares will then be added to the Potential Award Pool if (i) our net income growth for the fiscal year is (a) greater than or equal to the net income growth goal established at the beginning of the fiscal year or (b) ranked greater than or equal to the 50th percentile for net income growth in a peer group that the Compensation Committee approves for that fiscal year; and (ii) Mr. Davis remains employed as our CEO at the end of the fiscal year. No shares will be added to the Potential Award Pool unless we meet one of the threshold net income growth objectives established at the beginning of the fiscal year.

•	The number of Conditional Performance Shares in the Potential Award Pool ultimately earned by Mr. Davis at the end of the Five-Year Performance Period, if any, will be based on our performance against TSR goals (relative to the peer group that the Compensation Committee approves at the beginning of the Five-Year Performance Period) over the full Five-Year Performance Period and the Compensation Committee’s judgment about Mr. Davis’ performance for the Five-Year Performance Period. If our annual average TSR over the Five-Year Performance Period is not equal to or greater than the 50th percentile as compared to the peer group, no shares will be earned. If our TSR is equal to or greater than the 50th percentile threshold, the Compensation Committee will determine the number of Conditional Performance Shares earned, giving consideration to our final rank above the 50th percentile for TSR as compared to the peer group, our absolute net income growth, our actual average TSR, our total return to stockholders, other strategic goals, comparative compensation of the CEO to the market and any extraordinary circumstances, all as occurring over the Five-Year Performance Period.

The LTPBI is designed and intended to be “performance-based” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and is subject to our Executive Compensation Recoupment Policy. Based on Mr. Davis’ current salary of $770,000, we anticipate that total opportunity that Mr. Davis may receive under the Program at the end of the Five-Year Performance Period will be approximately:

•	$4.8 million if the maximum level of our performance goals are met

•	$3.9 million if the target level of our performance goals are met

•	$1.9 million if the threshold level of our performance goals are met

•	$0.0 if our performance is below threshold

This estimated amount of opportunity that Mr. Davis may receive under the Program assumes that the value of the stock is static over the Five-Year Performance Period and is provided only for illustration purposes.

Benefits

Mr. Davis is eligible to participate in any of our health, disability, group life insurance, pension, retirement, profit sharing and bonus plans, and any other perquisites and fringe benefits that may be extended from time-to-time to our executive officers. Mr. Davis is eligible to participate in our Supplemental Executive Retirement Plan and Executive Deferral Program in accordance with the terms of those plans. Additionally, we will provide Mr. Davis with a minimum of four (4) weeks paid vacation and he is eligible for a car allowance in accordance with our automobile policy, which currently provides that Mr. Davis may either elect to have us purchase a car, with a value of up to $65,000, for his use or receive a bi-weekly car allowance of $1,160.

Confidentiality/Discoveries

The Employment Agreement requires Mr. Davis to maintain the confidentiality of our confidential information and to assign to us the rights to any and all inventions, designs, improvements, discoveries and processes developed by Mr. Davis, alone or with others, during his employment with us. If Mr. Davis assists us with the protection of any intellectual property after the termination of his employment, he will be paid for his services at an hourly rate equal to 50 percent of his base salary at the time his employment is terminated divided by 2,500.

Non-Competition/Non-Solicitation

During his employment and for two years following the termination of his employment for any reason, Mr. Davis may not, without the prior written consent of the Board:

•	Directly or indirectly, as an employee, employer, consultant, agent, principal, partner, shareholder, corporate officer, director, member, manager or through any other kind of ownership (other than ownership of securities of publicly held corporations of which Mr. Davis owns less than three percent (3%) of any class of outstanding securities), membership, affiliation, association, or in any other representative or individual capacity, engage in or render any services to any business in North America that (i) is engaged in the family or casual dining restaurant industry; (ii) offers products that compete with products offered by us or any of our affiliates; (iii) offers products that compete with products that we or our affiliates have taken substantial steps toward launching during Mr. Davis’s employment with us; or (iv) is engaged in a line of business that competes with any line of business that we or our affiliates enter into, or have taken substantial steps to enter into, during Mr. Davis’s employment with us (a “Competing Business”). During the two-year period following Mr. Davis’s termination of employment with us, he may request, in writing, the approval of the Board to provide services to a Competing Business in a capacity that is unrelated to our business and products and that will not result in the unauthorized use or disclosure of trade secrets and confidential information to which he had access by virtue of his employment with us.

•	Employ or hire any of our employees, or solicit, induce, recruit or cause any of our employees to terminate his/her employment for the purpose of joining, associating, or becoming employed with any other business or activity.

Termination Upon Death

If Mr. Davis dies during his employment, then his beneficiary will be entitled to: (i) the amount of Mr. Davis’ accrued but unpaid Base Salary as of the date of his death, including the value of unused vacation days; (ii) payment for any unreimbursed business expenses incurred by Mr. Davis prior to his death; and (iii) any rights and benefits provided under our plans and programs, determined in accordance with their applicable terms and provisions.

Termination by the Company Upon Disability

If Mr. Davis suffers a “Disability,” then we may terminate his employment upon not less than thirty (30) days prior written notice. The Employment Agreement defines a “Disability” as Mr. Davis’ inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than twelve (12) months. During any period that Mr. Davis fails to perform his duties as a result of a Disability, he will continue to receive his Base Salary until his employment is terminated less any amounts payable to Mr. Davis under our disability benefit plans.

If we elect to terminate Mr. Davis’ employment as a result of a Disability, he will be entitled to: (i) the amount of his accrued but unpaid Base Salary as of the date his employment is terminated, including the value of unused vacation days; (ii) payment for any unreimbursed business expenses he incurred prior to the termination of his employment; (iii) any rights and benefits provided under our plans and programs, determined in accordance with their applicable terms and provisions; and (iv) an amount equivalent to a pro-rated Bonus for the then-current fiscal year as approved by the Compensation Committee and subject to actual achievement of performance objectives for the fiscal year.

Termination by the Company for Cause

Under the Employment Agreement, we will have “Cause” to terminate Mr. Davis’ employment at any time if Mr. Davis:

•	is convicted or pleads no contest to any felony or other serious criminal offense;

•	breaches any material provision of the Employment Agreement (other than the provisions related to confidentiality, intellectual property, noncompetition and nonsolicitation, which are addressed below) or habitually neglects to perform his duties (other than for reasons related to Disability) and such breach or neglect is not corrected within ten (10) business days after receipt of written notice on behalf of the Board;

•	breaches any provision of the Employment Agreement related to confidentiality, intellectual property, noncompetition and nonsolicitation, and such breach is not corrected within five (5) business days after receipt of written notice on behalf of the Board;

•	intentionally acts in material violation of any applicable law relating to discrimination or harassment;

•	engages in any inappropriate relationship with any of our employees, customers or suppliers, or misuses or abuses our property and/or resources;

•	violates our Code of Conduct or any of our other material policies applicable to senior executives; or

•	acts, without Board direction or approval, in an intentionally reckless manner (but not mere unsatisfactory performance) that is materially injurious to our financial condition.

If we elect to terminate Mr. Davis’ employment for Cause, he will be entitled to: (i) the amount of his accrued but unpaid Base Salary as of the date his employment is terminated, including the value of unused vacation days; (ii) payment for any unreimbursed business expenses he incurred prior to the termination of his employment; and (iii) any rights and benefits provided under our plans and programs, determined in accordance with their applicable terms and provisions.

Termination by the Company Without Cause or by Mr. Davis for Good Reason

We may terminate Mr. Davis’ employment for any reason upon fourteen (14) days prior written notice. Also, Mr. Davis may terminate his employment at any time for “Good Reason” if, without his consent, we: (a) materially reduce Mr. Davis’ base compensation (unless in connection with an across-the-board reduction for executive officers); (b) require Mr. Davis to relocate more than fifty (50) miles from the greater Columbus, Ohio, area; or (c) diminish Mr. Davis’ functional responsibilities in a substantial and negative manner; provided that Mr. Davis will only be deemed to have resigned with Good Reason if he provides written notice of his intent to resign for Good Reason within ninety (90) days of the first occurrence of the alleged Good Reason and we fail to remedy any such event within thirty (30) business days after its receipt of such written notice.

If we terminate Mr. Davis’ employment for any reason other than death, Disability or Cause, or if Mr. Davis terminates his employment for Good Reason, then Mr. Davis will be entitled to: (i) the amount of his accrued but unpaid Base Salary as of the date his employment is terminated, including the value of unused vacation days; (ii) payment for any unreimbursed business expenses he incurred prior to the termination of his employment; (iii) any rights and benefits provided under our plans and programs, determined in accordance with their applicable terms and provisions; (iv) any prior year earned, but unpaid Bonus; (v) continuation of his Base Salary for twenty-four (24) months (payable in twenty-four (24) equal monthly installments); (vi) an amount equivalent to a pro-rated Bonus for the then-current fiscal year as approved by the Compensation Committee and subject to actual achievement of performance objectives for the fiscal year; (vii) payment by us of premiums under our group health and medical policies on behalf of Mr. Davis for up to twenty-four (24) months for coverage substantially similar to that provided to Mr. Davis and his dependents on the date his employment is terminated; and (viii) payment by us for all Company-sponsored life insurance programs in which Mr. Davis was participating or covered immediately before termination for twenty-four (24) months following the termination of his employment.

Voluntary Termination by Mr. Davis

Mr. Davis may resign from his employment with us upon not less than sixty (60) days prior written notice. If Mr. Davis voluntarily terminates his employment, then he will be entitled to: (i) the amount of his accrued but unpaid Base Salary as of the date his employment is terminated, including the value of unused vacation days; (ii) payment for any unreimbursed business expenses he incurred prior to the termination of his employment; and (iii) any rights and benefits provided under our plans and programs, determined in accordance with their applicable terms and provisions.

Conditions to Certain Post-Termination Payments and Benefits

Except as required by applicable law, our obligations under the Employment Agreement to make payments (other than Base Salary earned by Mr. Davis prior to the termination of his employment and payment for any earned but unused vacation) and to provide other benefits to Mr. Davis after the termination of his employment is expressly conditioned on Mr. Davis’ timely execution, without revocation, of a release of claims in a form satisfactory to us and his continued compliance with his ongoing obligations under the provisions of the Employment Agreement governing noncompetition, nonsolicitation, protection of confidential information, and assignment and protection of intellectual property.

Benefit Plans/Offset

If Mr. Davis’ employment is terminated for any reason, then (i) his participation in all of our compensation and benefit plans will cease upon the effective termination date and all unvested bonuses, equity awards and other like items will immediately lapse, except as otherwise provided in the applicable plans or the Employment Agreement and (ii) any amounts Mr. Davis owes to us will become immediately due and payable and we will have the right to offset such amounts against any amounts we owe to Mr. Davis.

Change in Control Agreement

The Employment Agreement contemplates that we and Mr. Davis have entered into a Change in Control Agreement and that there will be no duplication of payments or benefits under the Change in Control Agreement and the Employment Agreement.

Arbitration of Certain Disputes

Except for disputes related enforcement of the provisions of the Employment Agreement governing noncompetition, nonsolicitation, and protection of confidential information and intellectual property, we and Mr. Davis have agreed to arbitrate any dispute arising out of his employment or the Employment Agreement.

Compliance with 409A

The Employment Agreement provides that certain payments to be made to, and benefits to be made available to, Mr. Davis may be delayed as necessary to comply with Section 409A of the Code.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in our definitive proxy statement relating to the annual meeting of stockholders to be held on September 14, 2009 (the “2009 Proxy Statement”), under “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “PROPOSAL 1: ELECTION OF DIRECTORS,” and “CORPORATE GOVERNANCE” under the subcaption “Directors Serving on Boards of Other Public Companies” is incorporated herein by reference.

The information regarding our executive officers required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Supplemental Item — Executive Officers of Bob Evans Farms, Inc.”

Information concerning our Audit Committee and the determination by our Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference to the information contained in our 2009 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaptions “Board Committees and Charters” and “Board Committees and Charters — Audit Committee.”

Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2009 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaption “Board Committees and Charters — Nominating and Corporate Governance Committee.”

Our Board of Directors has adopted a Code of Conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and controller. The Code of Conduct is available at www.bobevans.com in the “Investors” section under “Corporate Governance.” To receive a copy of the Code of Conduct at no cost, contact our Human Resources Department at (877) 789-2623 or (800) 272-7675. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our Web site.

Set forth below is a list of our directors, and their principal occupations, as of June 19, 2009:

Name	Principal Occupation

Larry C. Corbin	Retired Interim Chief Executive Officer and President of Bob Evans Farms, Inc.
Steven A. Davis	Chairman of the Board and Chief Executive Officer of Bob Evans Farms, Inc.
Michael J. Gasser	Chairman of the Board, Chief Executive Officer and President of Greif, Inc., a manufacturer of shipping containers and containerboard, Delaware, Ohio
E.W. (Bill) Ingram III	President and Chief Executive Officer of White Castle System, Inc., a quick-service hamburger chain, Columbus, Ohio
Cheryl L. Krueger	Chief Executive Officer of Krueger & Co., a strategic business consulting company, Columbus, Ohio
G. Robert Lucas II	Trustee of The Jeffrey Trusts, trusts for the descendants of Joseph A. Jeffrey, Columbus, Ohio
Eileen A. Mallesch	Senior Vice President, Chief Financial Officer: Nationwide Property & Casualty Insurance, Nationwide Insurance, Columbus, Ohio
Bryan G. Stockton	President — International of Mattel, Inc., an international toy company, El Segundo, California
Paul S. Williams	Managing Director, Major, Lindsey and Africa, a legal executive search firm, Chicago, Illinois

Item 11.	Executive Compensation

Information regarding the compensation of our Board of Directors is incorporated by reference to the information contained in our 2009 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaption “Director Compensation for Fiscal 2009.”

Information regarding the compensation of our executive officers is incorporated by reference to the information contained in our 2009 Proxy Statement under “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT” and “EXECUTIVE COMPENSATION” (including the information appearing under the subcaptions “Summary Compensation Table for Fiscal 2009, 2008 and 2007,” “All Other Compensation Table for Fiscal 2009,” “Grants of Plan-Based Awards in Fiscal 2009,” “Outstanding Equity Awards at 2009 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2009,” “Nonqualified Deferred Compensation,” “Nonqualified Deferred Compensation Table for Fiscal 2009,” “Change in Control Arrangements,” “Employment Agreement — Steven Davis” and “Potential Payouts upon Termination or Change-in-Control”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained in the 2009 Proxy Statement under “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Equity Compensation Plan Information

In September 2006, our stockholders approved the Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan (as amended, the “2006 Plan”). Currently, the 2006 Plan is the only plan under which we may issue equity securities to our directors, officers and employees. As of April 24, 2009, a number of awards were outstanding under the 2006 Plan and our previous equity plans, including:

•	the Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan (the “1992 Stock Option Plan”);

•	the Bob Evans Farms, Inc. First Amended and Restated 1993 Long Term Incentive Plan for Managers (the “1993 LTIP”);

•	the Bob Evans Farms, Inc. First Amended and Restated 1994 Long Term Incentive Plan (the “1994 LTIP”); and

•	the Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan (the “1998 Stock Option Plan”).

Our stockholders approved all of our previous equity plans. These plans were terminated as to new awards when our stockholders adopted the 2006 Plan. Any shares that were available for issuance under our previous equity plans at the time they were terminated became available for issuance under the 2006 Plan.

The following table shows, as of April 24, 2009, the number of shares of common stock issuable upon exercise of outstanding options, the weighted-average exercise price of those options and the number of shares of common stock remaining for future issuance under the 2006 Plan, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)	(c)
	Number of			Number of Securities
	Securities to be			Remaining Available for
	Issued Upon		Weighted-Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding		Outstanding	Plans (Excluding
	Options, Warrants		Options, Warrants	Securities
Plan Category	and Rights		and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	1,384,841	(1)	$27.72	1,679,538	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,384,841		$27.72	1,679,538

(1)	Includes:

•	45,053 common shares issuable upon exercise of options granted under the 1992 Stock Option Plan;

•	3,583 common shares issuable upon exercise of options granted under the 1994 LTIP;

•	1,096,767 common shares issuable upon exercise of options granted under the 1998 Stock Option Plan; and

•	239,438 common shares issuable upon exercise of options granted under the 2006 Plan.

(2)	Represents shares available for issuance under the 2006 Plan, including 1,094,820 shares that were made available for issuance under the 2006 Plan when the 1992 Stock Option Plan, 1993 LTIP and 1998 Stock Option Plan were terminated, as well as shares that became available for issuance under the 2006 Plan when outstanding awards under the 1992 Stock Option Plan, 1993 LTIP and 1998 Stock Option Plan expired or were otherwise forfeited. Shares available for future issuance under the 2006 Plan may be granted in the form of incentive stock options, nonqualified stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights or whole shares.

In addition, as of April 24, 2009, there were 381,851 shares of restricted stock outstanding, consisting of 117,103 shares granted under the 1993 LTIP, 35,600 shares granted under the 1998 Stock Option Plan and 229,148 shares granted under the 2006 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2009 Proxy Statement under the captions “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE” under the subcaption “Director Independence” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the 2009 Proxy Statement under “PROPOSAL 4: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” under the subcaptions “Preapproval of Services Performed by the Independent Registered Public Accounting Firm” and “Fees of the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of Bob Evans Farms, Inc. and subsidiaries are filed as part of this Annual Report on Form 10-K under Item 8 hereof:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Balance Sheets at April 24, 2009 and April 25, 2008

•	Consolidated Statements of Income for the fiscal years ended April 24, 2009, April 25, 2008 and April 27, 2007

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 24, 2009, April 25, 2008 and April 27, 2007

•	Consolidated Statements of Cash Flows for the fiscal years ended April 24, 2009, April 25, 2008 and April 27, 2007

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)(3) Exhibits

The accompanying Index to Exhibits is filed as part of this Annual Report on Form 10-K. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K are denoted by asterisk in the Index to Exhibits.

(b) Exhibits

The accompanying Index to Exhibits is filed as part of this Annual Report on Form 10-K.

(c) Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, Bob Evans Farms, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOB EVANS FARMS, INC.

June 23, 2009	By: /s/ Donald J. Radkoski Donald J. Radkoski Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven A. Davis Steven A. Davis	Chairman of the Board and Chief Executive Officer (principal executive officer)	June 23, 2009

* Larry C. Corbin	Director	June 23, 2009

* Michael J. Gasser	Director	June 23, 2009

* E.W. (Bill) Ingram III	Director	June 23, 2009

* Cheryl L. Krueger	Director	June 23, 2009

* G. Robert Lucas II	Director	June 23, 2009

* Eileen A. Mallesch	Director	June 23, 2009

* Bryan G. Stockton	Director	June 23, 2009

* Paul S. Williams	Director	June 23, 2009

/s/ Donald J. Radkoski Donald J. Radkoski	Chief Financial Officer, Treasurer and Asst. Secretary (principal financial officer and principal accounting officer)	June 23, 2009

*	By Donald J. Radkoski pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

/s/ Donald J. Radkoski
Donald J. Radkoski
Chief Financial Officer, Treasurer and
Assistant Secretary

BOB EVANS FARMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED APRIL 24, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description	Location

2	Stock Purchase Agreement, dated as of June 11, 2004, among SWH Corporation, the Equity Holders of SWH Corporation, Saunders Karp & Megrue, LLC, as representative for the sellers, and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 12, 2004 (File No. 0-1667)
3.1	Restated Certificate of Incorporation of company reflecting amendments through Aug. 10, 1993. Note: filed for purposes of Securities and Exchange Commission reporting compliance only — this document has not been filed with the Delaware Secretary of State	Incorporated herein by reference to Exhibit 3(d) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 1994 (File No. 0-1667)
3.2	Amended and Restated By-Laws of Bob Evans Farms, Inc. (As amended November 19, 2008)	Incorporated herein by reference to Exhibit 3.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed November 24, 2008 (File No. 0-1667)
4.1	Note Purchase Agreement, dated as of July 28, 2004, by and among Bob Evans Farms, Inc., BEF Holding Co., Inc. and the purchasers of the notes set forth on the signature pages thereto	Incorporated herein by reference to Exhibit 4(a) to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 29, 2004 (File No. 0-1667)
4.2	Subsidiary Guaranty, dated as of July 28, 2004, by Mimi’s Cafe, LLC	Incorporated herein by reference to Exhibit 4(b) to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 29, 2004 (File No. 0-1667)
4.3	First Amendment, dated as of January 15, 2005, to Note Purchase Agreement, dated as of July 28, 2004, by and between Bob Evans Farms, Inc. and the purchasers named therein	Filed herewith
4.4	Second Amendment, dated as of February 24, 2009, to Note Purchase Agreement, dated as of July 28, 2004, by and between Bob Evans Farms, Inc. and the purchasers named therein	Incorporated herein by reference to Exhibit 4.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-1667)
4.5	Line of Credit Note from BEF Holding Co., Inc. to JPMorgan Chase Bank, N.A. dated October 2, 2007	Incorporated by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed October 3, 2007 (File No. 0-1667)
4.6	Master Grid Note from BEF Holding Co., Inc. to National City Bank dated December 19, 2007	Incorporated by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-1667)
4.7	Master Grid Note from BEF REIT, Inc. to National City Bank dated December 19, 2007	Incorporated by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-1667)
4.8	Guarantee from Bob Evans Farms, Inc. to National City Bank dated December 19, 2007, guaranteeing obligations of BEF Holding Co., Inc	Incorporated by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-1667)
4.9	Guarantee from Bob Evans Farms, Inc. to National City Bank dated December 19, 2007, guaranteeing obligations of BEF REIT, Inc	Incorporated by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-1667)
4.10	Master Grid Note from BEF Holding Co., Inc. to National City Bank dated July 19, 2007	Incorporated by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-1667)

Exhibit
Number	Description	Location

4.11	Master Grid Note from BEF REIT, Inc. to National City Bank dated July 19, 2007	Incorporated by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-1667)
4.12	Guarantee from Bob Evans Farms, Inc. to National City Bank dated July 19, 2007, guaranteeing obligations of BEF Holding Co., Inc	Incorporated by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-1667)
4.13	Guarantee from Bob Evans Farms, Inc. to National City Bank dated July 19, 2007, guaranteeing obligations of BEF REIT, Inc.	Incorporated by reference to Exhibit 10.8 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 27, 2007 (File No. 0-1667)
4.14	Note Purchase Agreement, dated July 28, 2008, by and among Bob Evans Farms, Inc., BEF Holding Co., Inc. and the Purchases named therein	Incorporated herein by reference to Exhibit 4.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed July 31, 2008 (File No. 0-1667)
4.15	Subsidiary Guaranty, dated as of July 28, 2008, by Mimi’s Café, LLC	Incorporated herein by reference to Exhibit 4.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed July 31, 2008 (File No. 0-1667)
4.16	First Amendment, dated as of February 24, 2009, to Note Purchase Agreement, dated as of July 28, 2008, by and between Bob Evans Farms, Inc. and the Purchasers named therein	Incorporated herein by reference to Exhibit 4.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-1667)
4.17	Line of Credit Note from BEF Holding Co, Inc. to JPMorgan Chase Bank, N.A. dated as of September 30, 2008	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed October 6, 2008 (File No. 0-1667)
4.18	Continuing Guaranty of Bob Evans Farms, Inc. dated as of September 30, 2008	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed October 6, 2008 (File No. 0-1667)
4.19	Continuing Guaranty of Mimi’s Café, LLC dated as of September 30, 2008	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed October 6, 2008 (File No. 0-1667)
4.20	Master Grid Note from BEF Holding Co., Inc. to National City Bank dated December 24, 2008	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-1667)
4.21	Master Grid Note from BEF REIT, Inc. to National City Bank dated December 24, 2008	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-1667)
4.22	Guarantee from Bob Evans Farms, Inc. to National City Bank dated December 24, 2008, guaranteeing obligations of BEF Holding Co., Inc.	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-1667)
4.23	Guarantee from Bob Evans Farms, Inc. to National City Bank dated December 24, 2008, guaranteeing obligations of BEF REIT, Inc.	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-1667)
4.24	Assumption Agreement dated as of December 31, 2008, by Bob Evans Farms, Inc., an Ohio corporation, under which it assumed the obligations of BEF Holding Co., Inc. under that certain Note Purchase Agreement dated July 28, 2008	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed January 7, 2009 (File No. 0-1667)
4.25	Assumption Agreement dated as of December 31, 2008, by Bob Evans Farms, Inc., an Ohio corporation, under which it assumed the obligations of BEF Holding Co., Inc. under that certain Note Purchase Agreement dated July 28, 2004, as amended January 15, 2005	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed January 7, 2009 (File No. 0-1667)

Exhibit
Number		Description	Location

4.26		Consent and Assumption Agreement dated as of December 31, 2008, between Bob Evans Farms, Inc., an Ohio corporation, and JPMorgan Chase Bank, N.A.	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed January 7, 2009 (File No. 0-1667)
*10	.1	Employment Agreement, effective May 1, 2006, between Steven A. Davis and Bob Evans Farms, Inc.	Incorporated herein by reference to Exhibit 99.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 2, 2006 (File No. 0-1667)
*10	.2	First Amendment to Employment Agreement between Bob Evans Farms, Inc. and Steven A. Davis, dated December 24, 2008	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-1667)
*10	.3	Amended and Restated Employment Agreement, dated June 18, 2009, by and between Bob Evans Farms, Inc. and Steven A. Davis	Filed herewith
*10	.4	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan CEO Long-Term Performance-Based Incentive Award Program (Terms and Conditions for the Five-Year Performance Period from Fiscal Year 2010 through Fiscal Year 2014)	Filed herewith
*10	.5	Form of Bob Evans Farms, Inc. CEO Long-Term Performance-Based Incentive Award Program Performance Share Award Agreement	Filed herewith
*10	.6	Form of Amended and Restated Change in Control Agreement between Bob Evans Farms, Inc. and certain of its executive officers	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-1667)
*10	.7	Amended and Restated Change in Control Agreement between Bob Evans Farms, Inc. and Steven A. Davis, dated December 24, 2008	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-1667)
*10	.8	Bob Evans Farms, Inc. 1992 Nonqualified Stock Option Plan (effective for options granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(j) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 1992 (File No. 0-1667)
*10	.9	Bob Evans Farms, Inc. First Amended and Restated 1992 Nonqualified Stock Option Plan (effective for options granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(o) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10	.10	Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan (effective as of November 14, 2007)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.11	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.11 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 4, 2009 (File No. 0-1667)
*10	.12	Bob Evans Farms, Inc. 1994 Long Term Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(n) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 1994 (File No. 0-1667)
*10	.13	Bob Evans Farms, Inc. First Amended and Restated 1994 Long Term Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(q) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)

Exhibit
Number		Description	Location

*10	.14	Bob Evans Farms, Inc. 1998 Stock Option and Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 4(f) to Bob Evans Farms, Inc.’s Registration Statement on Form S-8 filed March 22, 1999 (Registration No. 333-74829)
*10	.15	Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(s) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10	.16	Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.17	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.12 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009 (File No. 0-1667)
*10	.18	Bob Evans Farms, Inc. Dividend Reinvestment and Stock Purchase Plan	Incorporated herein by reference to Bob Evans Farms, Inc.’s Registration Statement on Form S-3 filed November 26, 2008 (Registration No. 333-155710)
*10	.19	Bob Evans Farms, Inc. and Affiliates Amended and Restated Executive Deferral Program (effective as of June 14, 1999)	Incorporated herein by reference to Exhibit 10(k) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 27, 2001 (File No. 0-1667)
*10	.20	First Amendment to Bob Evans Farms, Inc. and Affiliates Amended and Restated Executive Deferral Program	Incorporated herein by reference to Exhibit 10(l) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 27, 2001 (File No. 0-1667)
*10	.21	Bob Evans Farms, Inc. and Affiliates Second Amended and Restated Executive Deferral Program (effective as of May 1, 2002)	Incorporated herein by reference to Exhibit 10(t) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10	.22	2005 Amendment to Bob Evans Farms, Inc. and Affiliates Second Amended and Restated Executive Deferral Program	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 19, 2005 (File No. 0-1667)
*10	.23	Amendment to Bob Evans Farms, Inc. and Affiliates Second Amended and Restated Executive Deferral Program (effective as of January 1, 2006)	Incorporated herein by reference to Exhibit 10.2 of Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.24	Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Executive Deferral Program (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.25	First Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Executive Deferral Program effective November 18, 2008	Incorporated herein by reference to Exhibit 10.14 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009 (File No. 0-1667)
*10	.26	Bob Evans Farms, Inc. 1998 Amended and Restated Supplemental Executive Retirement Plan (effective as of May 1, 1998)	Incorporated herein by reference to Exhibit 10(l) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 1998 (File No. 0-1667)

Exhibit
Number		Description	Location

*10	.27	Bob Evans Farms, Inc. and Affiliates 2002 Second Amended and Restated Supplemental Executive Retirement Plan (effective as of May 1, 2002)	Incorporated herein by reference to Exhibit 10(r) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10	.28	First Amendment to Bob Evans Farms, Inc. and Affiliates 2002 Second Amended and Restated Supplemental Executive Retirement Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 26, 2007 (File No. 0-1667)
*10	.29	Amendment to Bob Evans Farms, Inc. and Affiliates 2002 Second Amended and Restated Supplemental Executive Retirement Plan (effective as of January 1, 2006)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.30	Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.31	Bob Evans Farms, Inc. 2002 Incentive Growth Plan (effective Sept. 9, 2002)	Incorporated herein by reference to Exhibit 10(w) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 25, 2003 (File No. 0-1667)
*10	.32	Bob Evans Farms, Inc. Compensation Program for Directors (Revised August 10, 2007)	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed August 13, 2007 (File No. 0-1667)
*10	.33	Form of Incentive Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 29, 2004 (File No. 0-1667)
*10	.34	Form of Nonqualified Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 29, 2004 (File No. 0-1667)
*10	.35	Form of Restricted Stock Award Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 20, 2005 (File No. 0-1667)
*10	.36	Nonqualified Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.37	Incentive Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.38	Restricted Stock Award Notice and Agreement (Director) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.39	Restricted Stock Award Notice and Agreement (Employee) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.40	Cash Award Notice and Agreement — Performance Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

Exhibit
Number		Description	Location

*10	.41	Restricted Stock Award Notice and Agreement — First Amended and Restated 1993 Long Term Incentive Plan for Managers (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.42	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 1 participants who are not eligible to retire)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.43	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 1 participants who are eligible to retire)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.44	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 2 participants who are not eligible to retire)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.45	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 2 participants who are eligible to retire)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.46	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 14, 2006 (File No. 0-1667)
*10	.47	Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.48	First Amendment to the Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.13 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009 (File No. 0-1667)
*10	.49	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Incentive Stock Option Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10	.50	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Nonqualified Stock Option Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10	.51	Form of Bob Evans Farms, Inc. 2006 Annual Bonus Award Agreement (For Employees)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10	.52	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.53	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.54	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees — General)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.55	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)

Exhibit
Number		Description	Location

*10	.56	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.57	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Cash Based Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K/A dated June 15, 2007 (File No. 0-1667)
*10	.58	Bob Evans Farms, Inc. Director Medical Reimbursement Program effective as of January 1, 2008	Incorporated herein by reference to Exhibit 10.15 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009 (File No. 0-1667)
*10	.59	Retirement Agreement, dated as of March 2, 2009, by and between Bob Evans Farms, Inc. and Roger D. Williams	Incorporated herein by reference to Exhibit 10.16 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009 (File No. 0-1667)
10.60		Bob Evans Farms, Inc. Executive Compensation Recoupment Policy Adopted February 17, 2009	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated June 12, 2008 (File No. 0-1667)
*10	.61	Form of Executive Recoupment Policy Acknowledgement and Agreement	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated June 12, 2008 (File No. 0-1667)
21		Subsidiaries of Bob Evans Farms, Inc.	Filed herewith
23		Consent of Independent Registered Public Accounting Firm	Filed herewith
24		Powers of Attorney of Directors and Executive Officers	Filed herewith
31.1		Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2		Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1		Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.2		Section 1350 Certification (Principal Financial Officer)	Filed herewith

*	Denotes management contract or compensatory plan or agreement.