Form 10-Q
period 2009-07-24
EVANS BOB FARMS INC
filed 2009-08-28
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 24, 2009
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
          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐
           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of August 21, 2009, the registrant had issued 42,638,118 common shares, of which 30,990,730 were outstanding.

BOB EVANS FARMS, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	Dollars in thousands
	Unaudited
	July 24, 2009	April 24, 2009
Assets

Current Assets
Cash and equivalents	$21,902	$13,606
Accounts receivable	22,725	23,045
Inventories	27,034	31,087
Deferred income taxes	11,211	11,211
Prepaid expenses	3,686	1,311

Total Current Assets	86,558	80,260

Property, Plant and Equipment	1,642,988	1,630,268
Less accumulated depreciation	645,132	627,576

Net Property, Plant and Equipment	997,856	1,002,692

Other Assets
Deposit and other	4,410	4,856
Long-term investments	19,115	15,936
Goodwill	1,567	1,567
Other intangible assets	42,132	42,337

Total Other Assets	67,224	64,696

	$1,151,638	$1,147,648

Liabilities and Stockholders’ Equity

Current Liabilities
Lines of credit	$67,000	$67,000
Current maturities of long-term debt	26,904	26,904
Accounts payable	24,118	32,220
Federal and state income taxes	11,759	9,867
Accrued nonincome taxes	22,032	22,670
Accrued wages and related liabilities	21,818	27,724
Self-insurance	23,479	23,833
Deferred revenue	12,898	14,103
Other accrued expenses	21,239	21,484

Total Current Liabilities	231,247	245,805

Long-Term Liabilities
Deferred compensation	22,235	19,808
Federal and state income taxes	12,503	13,605
Deferred income taxes	70,850	70,883
Deferred rent	23,871	23,649
Long-term debt	176,192	176,192

Total Long-Term Liabilities	305,651	304,137

Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at July 24, 2009 and April 24, 2009	426	426
Capital in excess of par value	175,552	173,970
Retained earnings	749,868	738,668
Treasury stock, 11,647,421 shares at July 24, 2009 and 11,925,872 shares at April 24, 2009, at cost	(311,106)	(315,358)

Total Stockholders’ Equity	614,740	597,706

	$1,151,638	$1,147,648

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended
	July 24, 2009	July 25, 2008
Net Sales	$429,480	$440,287

Cost of sales	125,494	130,396
Operating wage and fringe benefit expenses	150,051	152,705
Other operating expenses	69,451	73,560
Selling, general and administrative expenses	38,362	40,167
Depreciation and amortization expense	20,983	19,939

Operating Income	25,139	23,520

Net interest expense	2,740	2,885

Income Before Income Taxes	22,399	20,635

Provisions for income taxes	6,284	6,826

Net Income	$16,115	$13,809

Earnings Per Share — Basic	$0.52	$0.45

Earnings Per Share — Diluted	$0.52	$0.45

Cash Dividends Paid Per Share	$0.16	$0.14

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(Dollars in thousands)
	Three Months Ended
	July 24, 2009	July 25, 2008
Operating activities:
Net income	$16,115	$13,809

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,983	19,939
Loss on disposal of assets	174	176
(Gain) loss on long-term investments	(1,892)	227
Deferred compensation	2,427	1,046
Compensation expense attributable to stock plans	3,895	3,790
Deferred income taxes	(33)	1,294
Deferred rent	222	359
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	320	(1,635)
Inventories	4,053	2,625
Prepaid expenses	(2,375)	(2,139)
Accounts payable	(8,102)	(1,081)
Federal and state income taxes	790	(4,185)
Accrued wages and related liabilities	(5,906)	(12,131)
Self-insurance	(354)	1,686
Accrued nonincome taxes	(638)	(1,236)
Deferred revenue	(1,205)	(973)
Other accrued expenses	(245)	272

Net cash provided by operating activities	28,229	21,843

Investing activities:
Purchase of property, plant and equipment	(16,429)	(21,565)
Proceeds from sale of property, plant and equipment	331	111
Purchase of long-term investments	(1,305)	(1,156)
Other	446	(561)

Net cash used in investing activities	(16,957)	(23,171)

Financing activities:
Cash dividends paid	(4,915)	(4,292)
Borrowings on lines of credit	0	2,500
Proceeds from issuance of treasury stock	1,747	1,211
Excess tax benefits from stock-based compensation	192	233

Net cash used in financing activities	(2,976)	(348)

Increase (decrease) in cash and equivalents	8,296	(1,676)

Cash and equivalents at the beginning of the period	13,606	7,669

Cash and equivalents at the end of the period	$21,902	$5,993

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. Unaudited Consolidated Financial Statements
     The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles, or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. Except as described in this Form 10-Q, no significant changes have occurred in the disclosures made in our Form 10-K for the fiscal year ended April 24, 2009 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).
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
     The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended
	July 24, 2009	July 25, 2008

Basic	30,841	30,729
Effect of dilutive stock options	101	173

Diluted	30,942	30,902

3. Stock-Based Compensation
     We account for stock-based compensation using the modified-prospective transition method, as required by the Compensation-Stock Compensation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. Accordingly, stock-based compensation is measured based on the fair value of the award on the grant date, and is recognized over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees (as determined under the terms of the compensation plan under which the award is granted) are subject to immediate expensing in full upon grant. Total stock-based compensation expense of $3.9 million and $3.8 million for the first quarters of fiscal 2010 and 2009, respectively, is included in the Consolidated Statements of Income.
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

	(dollars in thousands)
	Three Months Ended
	July 24, 2009	July 25, 2008

Sales
Restaurant operations	$359,815	$368,143
Food products	77,363	81,125

	437,178	449,268
Intersegment sales of food products	(7,698)	(8,981)

Total	$429,480	$440,287

Operating income
Restaurant operations	$20,388	$17,560
Food products	4,751	5,960

Total	$25,139	$23,520

5. New Accounting Pronouncements
     The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. The guidance is effective for fiscal years beginning after November 15, 2007 (our fiscal 2009), for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The guidance is effective in our fiscal 2010 for all other nonfinancial assets and liabilities. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.
     The Financial Instruments Topic of the FASB Accounting Standards Codification increases the frequency of fair value disclosures for financial instruments within the scope of the Topic to a quarterly basis rather than annually. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted this guidance in the first quarter of fiscal 2010. Except for the disclosure requirements, the adoption of this guidance did not have a material impact on our consolidated financial statements.
     The Business Combinations Topic of the FASB Accounting Standards Codification is effective for our fiscal 2010 and requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date, and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The effect of this guidance on future periods will depend on the nature and significance of any acquisitions we subsequently make that are subject to this statement.
     The Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The guidance is effective for interim and annual fiscal periods ending after September 15, 2009 (our fiscal 2010 second quarter). We adopted this statement in the first quarter of fiscal 2010 and it did not have a material effect on our consolidated financial position or results of operations.
     The Subsequent Events Topic of the FASB Accounting Standards Codification establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The guidance is effective for interim and annual fiscal periods ending after June 15, 2009 (our fiscal 2010). The adoption of this statement did not have a material effect on our consolidated financial position or results of operations. We evaluated all events or transactions that occurred after July 24, 2009, through August 28, 2009, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

6. Taxes
     The combined federal and state income tax rates were 28.1% in the first quarter of fiscal 2010 versus 33.1% in the corresponding period a year ago. This year-over-year decrease is primarily due to more favorable income tax settlements with state agencies this year than we anticipated, which resulted in the recognition of previously unrecognized tax benefits.
     Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year.
7. Financial Instruments
     The fair values of our financial instruments (other than long-term debt) approximate their carrying values at July 24, 2009. At July 24, 2009, the estimated fair value of our long-term debt approximated $203.5 million compared to a carrying amount of $203.1 million. We estimate the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General Overview
          In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. As of July 24, 2009, we owned and operated 713 full-service restaurants, including 569 Bob Evans Restaurants in 18 states and 144 Mimi’s Cafés in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. We also produce and distribute pork sausage and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are delivered to warehouses that distribute to grocery stores primarily in the East North Central, mid-Atlantic, Southern and Southwestern United States.
          The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This MD&A and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this MD&A that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in the Annual Report on Form 10-K for the fiscal year ended April 24, 2009, under the heading “Item 1A — Risk Factors.” We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures we make in our filings with the Securities and Exchange Commission should also be consulted.
          The following table reflects data for our first fiscal quarter ended July 24, 2009, compared to the prior year’s first fiscal quarter ended July 25, 2008. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated Results		Restaurant Segment		Food Products Segment
(dollars in thousands)	Q1 2010	Q1 2009	Q1 2010	Q1 2009	Q1 2010	Q1 2009
Net sales	$429,840	$440,287	$359,815	$368,143	$69,665	$72,144
Operating income	$25,139	$23,520	$20,388	$17,560	$4,751	$5,960

Cost of sales	29.2%	29.6%	24.5%	25.5%	53.8%	50.6%
Operating wages	34.9%	34.7%	39.3%	39.1%	12.5%	12.2%
Other operating	16.2%	16.7%	18.2%	18.9%	5.3%	5.4%
S,G&A	8.9%	9.1%	7.1%	6.8%	18.5%	20.8%
Depr. & amort.	4.9%	4.6%	5.2%	4.9%	3.1%	2.7%

Operating income	5.9%	5.3%	5.7%	4.8%	6.8%	8.3%
          Consolidated and restaurant results for the first quarter of fiscal 2009 include the impact of a pretax charge of approximately $0.7 million related to a legal settlement that is reflected in selling, general and administrative (“S,G&A”) expenses.
Restaurant Segment Overview
          The ongoing economic and industry-wide factors most relevant to our restaurant segment include: the economy, labor and fringe benefit expenses, commodity prices, energy prices, competition, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather. For the first quarter of fiscal 2010, the factor that had the greatest positive impact on our restaurant segment performance was significantly improved cost of sales. The factor that had the greatest negative impact was weak same-store sales at Bob Evans Restaurants and Mimi’s.
          First quarter fiscal 2010 same-store sales decreased 3.0% at Bob Evans Restaurants and decreased 6.4% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income increased $2.8 million in the first quarter of fiscal 2010 compared to the corresponding period last year. This comparison reflects $0.7 million in net pretax charges in the first quarter last year as disclosed in the table following the general overview section above. We remain focused on improving same-store sales at Bob Evans Restaurants and Mimi’s in a challenging economic environment. We are also continuing our efforts to control labor and food costs, which we believe have been effective in mitigating the impact of higher minimum wages at the federal level and in many of the states where we operate as well as deleverage from declining same-store sales.
Food Products Segment Overview
          The ongoing economic and industry-wide factors most relevant to our food products segment include: sow costs and other commodity costs, transportation and energy costs, governmental initiatives, food safety and other risks such as the economy, weather and consumer acceptance. In the first quarter of fiscal 2010, net sales decreased $2.5 million, or 3.4%, and pounds sold of comparable products decreased 3% compared to the first quarter a year ago. We believe the decrease in pounds sold was primarily due to the fact that we reduced the amount of promotional discounts we offered to retailers as compared to the first quarter of fiscal 2009 in an effort to protect our margins against higher raw material costs.
          Operating income in the food products segment decreased $1.2 million, or 20.3%, in the first quarter of fiscal 2010 compared to the corresponding period last year. Sow costs represent the majority of food products segment cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. In the first quarter of fiscal 2010, average sow costs increased 50.7% compared with the corresponding period last year. The increase in sow costs, slightly offset by improved sow yields, resulted in an increase in cost of sales in the food products segment from 50.6% of net sales in the first quarter of fiscal 2009 to 53.8% of net sales in the first quarter of fiscal 2010. The higher cost of sales in the food products segment reduced operating income by approximately $2.2 million this quarter compared to the corresponding period last year.

          In the food products segment, we converted from a direct-store-delivery distribution system to a warehouse system in fiscal 2009, in response to retailers’ needs. The conversion to a warehouse system has resulted in a lower overall cost structure.
Sales
          Consolidated net sales decreased 2.5% to $429.5 million in the first quarter of fiscal 2010 compared to $440.3 million in the corresponding period last year. The decrease was comprised of sales decreases in the restaurant segment and food products segment of $8.3 million and $2.5 million, respectively. Restaurant sales accounted for 83.8% of consolidated net sales in the first quarter of fiscal 2010.
          Restaurant sales decreased $8.3 million, or 2.3%, in the first quarter of fiscal 2010 compared to the corresponding period last year. The sales decrease in the first quarter of fiscal 2010 was primarily due to negative same-store sales at both of our restaurant concepts.
          Bob Evans Restaurants experienced a same-store sales decrease of 3.0% in the first quarter of fiscal 2010, which included an average menu price increase of 2.4%. We are committed to the ongoing development of new homestyle products with a Bob Evans twist, operations excellence and compelling marketing to help regain positive same-store sales momentum.
          Mimi’s experienced a same-store sales decrease of 6.4% in the first quarter of fiscal 2010, which included an average menu price increase of 2.3%. We believe these results reflect the challenging environment in the casual dining sector, as well as pressures on consumer spending in certain key markets, such as California, Arizona, Florida and Nevada, which account for approximately 75% of Mimi’s same-store sales. We are looking at a variety of initiatives to help re-energize same-store sales at Mimi’s restaurants.
          We do not expect significant improvement in our same-store sales trends at either of our restaurant concepts during the remainder of fiscal 2010 due to the ongoing economic recession, which has led to increased unemployment and reduced spending on dining outside the home. See the “BEST Brand Builders” section for further discussion of all initiatives to build sales.
          Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.
          The following chart summarizes the restaurant openings and closings during the last five quarters for Bob Evans Restaurants and Mimi’s Café:
          Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2010
1st quarter	570	0	1	569

Fiscal 2009
1st quarter	571	0	0	571
2nd quarter	571	0	1	570
3rd quarter	570	0	1	569
4th quarter	569	1	0	570

Mimi’s Café:

	Beginning	Opened	Closed	Ending

Fiscal 2010
1st quarter	144	0	0	144

Fiscal 2009
1st quarter	132	3	0	135
2nd quarter	135	4	0	139
3rd quarter	139	2	0	141
4th quarter	141	3	0	144
Consolidated Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2010
1st quarter	714	0	1	713

Fiscal 2009
1st quarter	703	3	0	706
2nd quarter	706	4	1	709
3rd quarter	709	2	1	710
4th quarter	710	4	0	714
          In the first quarter of fiscal 2010, we did not open any new Bob Evans Restaurants or Mimi’s Cafes. Although we do not expect to develop any new Bob Evans Restaurants in fiscal 2010, we plan to rebuild 2 and reimage 15 existing Bob Evans Restaurants. In fiscal 2010, we expect to open two new Mimi’s and to reimage 15 existing Mimi’s. We need to improve our restaurant-level economics at both restaurant brands to enable us to begin building restaurants again, as development is an important part of our long-term plan.
          The food products segment experienced a sales decrease of $2.5 million, or 3.4%, in the first quarter of fiscal 2010 compared to the corresponding period a year ago. In the first quarter of fiscal 2010, we experienced a 3% decline of comparable pounds sold. We believe this was primarily due to a reduction in the amount of promotional discounts we offered to retailers compared to the corresponding period last year in an effort to protect our margins against higher raw material costs. Comparable pounds sold is calculated using the same products in both periods and excludes new products. We plan to continue our strategy of growing through successful product introductions and additional points of distribution. We are making progress in penetrating supercenter retail stores, which provides another high-volume sales channel for our food products. See the “BEST Brand Builders” section for further discussion of new products and distribution.
Cost of Sales
          Consolidated cost of sales (cost of materials) was 29.2% of sales in the first quarter of fiscal 2010 compared to 29.6% in the corresponding period a year ago.
          In the first quarter of fiscal 2010, restaurant segment cost of sales (predominantly food cost) was 24.5% of sales versus 25.5% of sales in the corresponding period last year. The improvement in restaurant segment cost of sales as a percent of sales in fiscal 2010 was attributable to lower commodity prices, effective supply chain management and increased sales of menu items having a higher margin. See the “BEST Brand Builders” section for further discussion of productivity initiatives.
          The food products segment cost of sales ratio was 53.8% of sales in the first quarter versus 50.6% of sales in the corresponding period a year ago. The increase in the food products segment cost of sales ratio in the first quarter was due to a 50.7% increase in sow costs this quarter versus the same quarter last year. Sow costs averaged $43.24 per hundredweight in the first quarter of fiscal 2010 compared to $28.69 per hundredweight in the first quarter of fiscal 2009. The impact of higher sow costs on the food products segment cost of sales ratio was slightly offset by productivity initiatives in our manufacturing plants, which improved sow yields. We estimate that the higher cost of sales in the food products segment reduced operating income by approximately $2.2 million this quarter compared to last year.
Operating Wage and Fringe Benefit Expenses
          Consolidated operating wage and fringe benefit expenses (“operating wages”) were 34.9% of sales in the first quarter of fiscal 2010 compared to 34.7% in the corresponding period last year. In the first quarter of fiscal 2010, the operating wage ratio increased slightly in both the restaurant segment and the food products segment compared to the corresponding period last year.

          In the restaurant segment, operating wages were 39.3% of sales in the first quarter of fiscal 2010 compared to 39.1% in the corresponding period last year. Effective labor management at both of our restaurant concepts partially offset the negative leverage due to same-store sales declines at Bob Evans Restaurants and at Mimi’s in the first quarter, as well as the negative impact of minimum wage increases. See the “BEST Brand Builders” section for further discussion of labor management.
          In the food products segment, operating wages were 12.5% of sales in the first quarter of fiscal 2010 compared to 12.2% in the corresponding period last year. The slight increase in the operating wage ratio was due to negative leverage as a result of decreased sales, as discussed in the “Sales” section above.
Other Operating Expenses
          More than 94% of other operating expenses (“operating expenses”) occurred in the restaurant segment in the first quarters of fiscal 2010 and fiscal 2009. The most significant components of operating expenses were utilities, restaurant marketing and advertising, restaurant supplies, repair and maintenance, rent, nonincome taxes and credit card processing fees. Consolidated operating expenses were 16.2% of sales in the first quarter of fiscal 2010 compared to 16.7% in the corresponding period last year.
          In the restaurant segment, operating expenses were 18.2% of sales in the first quarter of fiscal 2010 compared to 18.9% of sales in the corresponding period last year. The first-quarter decrease as a percent of sales was due to decreased utility and preopening expenses, as well as restaurant marketing and advertising efficiencies. The improvement in restaurant marketing and advertising expenses was primarily due to savings realized in media campaign buys in the first quarter of fiscal 2010.
          In the food products segment, the operating expenses ratio was 5.3% of sales in the first quarter of fiscal 2010 compared to 5.4% in the corresponding period last year. The decrease in the first quarter of fiscal 2010 was due to increased plant efficiencies.
Selling, General and Administrative Expenses
          Consolidated selling, general and administrative (S,G&A) expenses were 8.9% of sales in the first quarter of fiscal 2010 compared to 9.1% in the corresponding period last year. The most significant components of S,G&A expenses are wages and fringe benefits, food products advertising expense and food products transportation costs. Impacting the first quarter S,G&A comparisons was a pretax charge of approximately $0.7 million in the restaurant segment related to a legal settlement in fiscal 2009.
          The restaurant segment’s S,G&A expenses increased 30 basis points, from 6.8% of sales in the first quarter of fiscal 2009 to 7.1% in the first quarter of fiscal 2010. This increase is due primarily to deleverage from sales declines, which more than offset the favorable variance from the previously mentioned $0.7 million pretax charge for a legal settlement in the first quarter of fiscal 2009.
          In the food products segment, S,G&A expenses were 18.5% of sales compared to 20.8% in the corresponding period last year. The first quarter decrease as a percent of net sales was due to the benefit of the conversion from a direct-store-delivery distribution system to a warehouse system, which more than offset deleverage from declining sales. The S,G&A benefit of the distribution system conversion was reflected in significantly lower labor costs partially offset by higher broker fees.
Interest
          Net interest expense for the first quarter of fiscal 2010, compared to the corresponding period last year, was as follows:

	Three Months Ended
(dollars in thousands)	July 24, 2009	July 25, 2008

Gross interest expense:
Fixed-rate debt	$2,587	$1,863
Variable-rate debt	158	1,087

	$2,745	2,950
Gross interest income	(5)	(65)

Net interest expense	$2,740	$2,885

          At July 24, 2009, our outstanding debt included $67.0 million on our variable-rate revolving lines of credit and $203.1 million on our fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1% increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by approximately $0.7 million assuming the $67.0 million outstanding at the end of the first quarter of fiscal 2010 was outstanding for the entire year.
Taxes
          The combined federal and state income tax rates were 28.1% in the first quarter of fiscal 2010 versus 33.1% a year ago. This year-over-year decrease is primarily due to more favorable income tax settlements with state agencies this year than we anticipated. We anticipate the annual effective tax rate for the entire year of fiscal 2010 to approximate 33.0%. We re-evaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.
Liquidity and Capital Resources
          Cash generated from operations was the main source of funds for working capital requirements and capital expenditures in the first quarter of fiscal 2010. Cash and equivalents totaled $21.9 million at July 24, 2009. Our bank lines of credit total $165.0 million, of which $2.5 million is reserved for certain standby letters-of-credit. The remaining $162.5 million of our bank lines of credit is available for liquidity needs, capital expansion and repurchases of Bob Evans common stock. At July 24, 2009, $67.0 million was outstanding on these lines of credit. We did not repurchase any shares of our outstanding common stock in the first quarter of fiscal 2010.
          Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing reimage and remodeling programs. Capital expenditures were $16.4 million in the first quarter of fiscal 2010 compared to $21.6 million in the corresponding period last year. Although we do not expect to develop any new Bob Evans Restaurants in fiscal 2010, we plan to rebuild 2 and reimage 15 existing Bob Evans Restaurants. In fiscal 2010, we expect to open two new Mimi’s and to reimage 15 existing Mimi’s. We expect capital spending to approximate between $60.0 and $65.0 million for all of fiscal 2010. Capital expenditures for fiscal 2009 were $96.0 million.
          We believe that our cash flow from operations, as well as our existing bank lines of credit, will be sufficient to fund future capital expenditures, working capital requirements and debt repayments.
BEST Brand Builders
          In 2007, we introduced five BEST (Bob Evans Special Touch) Brand Builders as an overall internal approach to managing the company. In fiscal 2010, we are still focused on driving those same key objectives. The five Brand Builders are:
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

          To help meet these challenges, we have recently realigned our management structure to achieve a greater focus on top-line growth and bottom-line profitability. The realignment involves creation of a president/chief concept officer role at Bob Evans Restaurants and Mimi’s. The chief concept officers will concentrate primarily on the overall growth and development of the brands, with particular focus on increasing sales, new restaurant development and concept evolution. We also added a president and chief restaurant operations officer, who has responsibility for developing “One BEST Way” through standardizing operations processes and procedures across both restaurant brands, as well as identifying additional opportunities for purchasing synergies by consolidating vendors and purchased items.
          The second Brand Builder is to consistently drive sales growth. Our highest priority in the restaurant segment is to increase same-store sales. Bob Evans Restaurants experienced a decrease in same-store sales of 3.0 percent in the first quarter of fiscal 2010. We believe same-store sales at our Bob Evans Restaurants are particularly sensitive to economic conditions in the Midwest, which has been hit particularly hard by the downturn in the United States’ economy, the troubled auto industry, increased unemployment and lower home values. Nearly 250 Bob Evans Restaurants are located in Michigan and Ohio where the impact of job losses in the automotive industry (manufacturers and suppliers) could have a material adverse impact on our sales. New product development takes on a heightened importance due to same-store sales challenges, which we expect to continue throughout the year. We currently offer 30 meals for $5.99 or less. We introduced five new appetizers starting at $3.99. We continue to concentrate on customer value initiatives along with product development and innovation. We have launched an internal campaign to drive sales of beverages, appetizers and desserts. We have established an internal task force that is focused on utilizing local store marketing in our challenged markets at Bob Evans Restaurants. We are exploring different marketing programs to drive sales in these markets, with particular emphasis on a message of “unbelievable food at an unbeatable value.”
          At Mimi’s, we experienced negative 6.4% same-store sales in a challenging casual dining environment in the first quarter of fiscal 2010. We are currently focused on driving top-line performance with our right-size, right-price “Just Enough” menu. The “Just Enough” offerings have become our most popular lunch and dinner items. Additionally, we are reallocating existing funds to create a pool of marketing dollars to communicate the “All-Day Fresh Café” brand positioning using print and digital advertising. In fiscal 2010, Mimi’s is evaluating the use of targeted cable television commercials on a regional basis. We also implemented suggestive sell training for our Mimi’s servers to help increase our sales per customer, and we introduced new in-store merchandising to aid with suggestive selling and to promote carryout business. We have also introduced quarterly free standing inserts (FSIs) and bounceback coupons to help drive sales at Mimi’s. As Bob Evans has been successful in developing a pipeline of new products, Mimi’s is in the process of adopting the same strategy for a steady stream of new products. The sales building programs are being driven by the “Power of 10” strategy which demonstrates the upside of our sales if we can achieve a 10% sales mix in each of the categories of carryout, alcoholic beverage sales, appetizers and desserts. Currently we are well below 10% in each of these categories with only 4% in carryout, 3.5% in alcoholic beverages, 2.6% in appetizers and 1.5% in desserts which clearly shows our upside potential. At Mimi’s, we are expanding our carryout and curbside-to-go capabilities, and we continue to add full bars to Mimi’s Cafés with an expanded selection of alcoholic beverages to satisfy guest demand, and in turn, increase alcohol sales and boost profit margins. We intend to include beer, wine and distilled spirits in all new stores. Approximately half of Mimi’s restaurants now have a full bar and we will continue to add additional full bars as we remodel existing restaurants.
          In our food products segment, our biggest challenges are increasing comparable pounds sold and gaining additional lines of distribution. We believe our conversion from the direct-store delivery system to the warehouse system will allow us to drive sales more profitably by directing our strategies on a customer account level rather than an individual store level. We experienced a decline in pounds sold in the food products segment this quarter, due in part to a reduction in promotional allowances offered to retailers. Reducing promotional allowances protects us against margin degradation in the event of rapidly rising sow costs. However, with more moderate sow costs relative to our plan, we do intend to increase our promotions in an effort to improve our sales in the food products segment. We also expect to gain sales with the introduction of three new products, including a natural roll sausage and patty. The natural products are suitable for the natural food section of retailers because they are minimally processed and contain no MSG or preservatives. We also launched single serve macaroni and cheese and a stack pack, thick slice bacon. We are also building sales by adding new points of distribution. In the first quarter of fiscal 2010, Bob Evans and Owens brand products were available for purchase in grocery stores in 50 states, the District of Columbia and the Toronto, Canada area.

          The third Brand Builder is to improve margins with an eye on customer satisfaction. We eliminated a total of 858,000 labor hours from our restaurant segment during the first quarter of fiscal 2010. The reduction in hours was achieved while still maintaining or improving our customer satisfaction scores at our restaurants because we have been able to better correlate our staffing needs with peak dining hours. We also believe there is still an opportunity to further reduce labor costs, particularly at Mimi’s. As we reduce labor hours in our restaurants, we are being careful not to sacrifice speed of service or customer satisfaction.
          Our food costs are subject to changes in the commodity markets. With our program to consolidate our supply chain activities, we believe we have made progress in reducing food costs compared to where they would have been otherwise.
          The rollout of a new point-of sale-system at Bob Evans Restaurants is expected to be complete by the end of the second quarter in fiscal 2010. We believe this new technology will help to simplify our order entry, achieve more precise labor scheduling and compare our actual food costs with theoretical food costs — all key to improving margins at the restaurant level.
          We plan to improve food costs at Mimi’s by simplifying the menu and continuing to take advantage of our consolidated supply chain power. Another one of our primary strategies at Mimi’s is to re-engineer the cost structure to enable us to build brand awareness through traditional advertising and promotion without having a negative impact on margins. We have identified savings in five key areas to offset the incremental marketing expenses: procurement, operations, menu re-engineering, corporate general and administrative expenses, and pre-opening expenses. The primary focus for the entire Mimi’s team is driving positive same-store sales and improving profitability.
          Although the food products’ margins were below a year ago because of higher sow costs, the margins performed better than the plan results for the first quarter. We have increased sow yields to help combat the effects of high sow costs, as well as lowering promotional incentives by $3.4 million relative to the prior year.
          Our fourth Brand Builder is to be the BEST at operations execution. We believe a good way to improve our execution is to decrease employee turnover, and we have made significant progress in that area, reducing Bob Evans Restaurant hourly turnover from 92 percent in fiscal 2009 to less than 70 percent in the first quarter of fiscal 2010. We believe Mimi’s hourly turnover remains one of the lowest in the industry at about 60 percent in the first quarter of fiscal 2010. We expect the new point-of sale-system at Bob Evans Restaurants will be a helpful tool to attract and retain employees, as we believe it is considerably easier to learn than the manual process previously used.
          Our fifth and final Brand Builder is to increase returns on invested capital. As previously stated, we are not going to open large numbers of new Bob Evans Restaurants and Mimi’s until projected returns improve. Instead we will be focusing on improving existing store profitability at both restaurant concepts. We do not expect to build any new Bob Evans Restaurants in fiscal 2010, but we do expect to rebuild 2 and reimage 15 existing restaurants. We need to improve our restaurant-level economics at both restaurant brands to enable us to begin building restaurants again, as development is an important part of our long-term plan.
          We expect to open 2 new and reimage 15 existing Mimi’s in fiscal 2010.
          In June 2008, we began an approximately $16.0 million expansion at our Sulphur Springs, Texas, plant, which produces fully-cooked convenience items. The expansion was completed in the first quarter of fiscal 2010 and will provide additional capacity to produce convenience products such as breakfast sandwiches, fully cooked sausage and breakfast tacos.
          In summary, we remain focused on the five BEST Brand Builders and continue to implement them with a sense of urgency.
Business Outlook
          Effective cost management enabled the company to meet its first-quarter operating income goals, despite top-line challenges. Diluted earnings per share for the quarter were $0.52, up from $0.45 a year ago.
          We have reaffirmed our operating income guidance for fiscal 2010. We expect operating income for fiscal 2010 to be in a range of $110 to $115 million, however, some of our underlying assumptions have changed based on our first quarter trends. We expect consolidated net sales to be flat. We expect Bob Evans Restaurants to experience negative same-store sales of 2.0 to 2.5%. We expect Mimi’s to experience negative same-store sales of 4.0 to 6.0%. We expect the food products segment to experience net sales growth of 1.0 to 2.0%.

          We are projecting net interest expense of approximately $12.0 million to $13.0 million for all of fiscal 2010. We estimate that our effective tax rate will approximate 33.0% for all of fiscal 2010. We project average diluted shares outstanding to be approximately 31.0 million for the year.
          We expect capital expenditures to approximate $60.0 to $65.0 million in fiscal 2010, which is significantly below our capital spending in fiscal 2009 of $96.0 million. The decrease is due to the decrease in the number of Bob Evans Restaurants and Mimi’s we expect to open in fiscal 2010. Although we do not expect to develop any new Bob Evans Restaurants in fiscal 2010, we plan to rebuild 2 and reimage 15 existing Bob Evans Restaurants. In fiscal 2010, we expect to open two new Mimi’s and to reimage 15 existing Mimi’s. Depreciation and amortization expense for fiscal 2010 should approximate $85.0 million. Due to the decrease in real estate values resulting from the mortgage crisis and ongoing recession, we do not expect to realize material gains on asset sales in fiscal 2010.
          As we move into our second fiscal quarter, we expect ongoing macroeconomic conditions to be challenging. Bob Evans Restaurants remain focused on driving labor efficiencies and food cost controls to maintain profitability while the introduction of our new fall menu items is designed to bolster softening sales traffic. Mimi’s will focus efforts on controlling labor and cost of sales and developing new marketing initiatives to improve continued declining sales and promote awareness of the “Just Enough” menu. The restaurant segment operating margins are expected to be approximately 6.5% to 7.5%. The food products team plans to continue to launch innovative new products, add new retailers in high-growth markets and further penetrate the “superstore” retail centers. We anticipate that sow costs will average approximately $45 to $50 per hundredweight in fiscal 2010, with operating margins in the food products segment of approximately 4.5% to 5.5%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.
          At July 24, 2009, our outstanding debt included $67.0 million on our variable-rate revolving lines of credit and $203.1 million of fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1 percent increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by $0.7 million, assuming the $67.0 million outstanding at July 24, 2009, was outstanding for the entire fiscal year.
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
          Like many restaurant companies and retail employers, SWH Corporation, which does business as Mimi’s Café, has been faced with allegations of purported class-wide wage and hour violations in California. The following is a brief description of the current California class action matter filed against SWH Corporation. On October 28, 2008, a class action complaint entitled Leonard Flores v. SWH Corporation d/b/a Mimi’s Café was filed in Orange County, California Superior Court. Mr. Flores was employed as an assistant manager of Mimi’s Café until September 2006. Mimi’s Café classifies its assistant managers as exempt employees. Mr. Flores purports to represent a class of assistant managers who are allegedly similarly situated. The case involves claims that current and former assistant managers working in California from October 2004 to the present were misclassified by Mimi’s Café as exempt employees. As a result, the complaint alleges that these assistant managers were deprived of overtime pay, rest breaks and meal periods as required for nonexempt employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid benefits, penalties, interest and attorneys’ fees and costs. The case is currently in the discovery phase, and no trial date has been set. A voluntary mediation is scheduled for August 31, 2009.
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
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 24, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three fiscal months ended July 24, 2009, we did not repurchase any shares of our outstanding common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not Applicable

ITEM 5.	OTHER INFORMATION.
Not Applicable

ITEM 6.	EXHIBITS.

Exhibit No.	Description	Location

10	First Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan dated June 10, 2009	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

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

August 28, 2009
Date

*	Donald J. Radkoski has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated August 28, 2009
Bob Evans Farms, Inc.

Exhibit No.	Description	Location

10	First Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan dated June 10, 2009	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith