Form 10-Q
period 2009-10-23
EVANS BOB FARMS INC
filed 2009-12-02
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 23, 2009
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
Yes ☐ No ☑
     As of November 20, 2009, the registrant had issued 42,638,118 common shares, of which 31,018,474 were outstanding.

BOB EVANS FARMS, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	Dollars in thousands
	Unaudited
	Oct. 23, 2009	April 24, 2009
Assets

Current Assets
Cash and equivalents	$11,498	$13,606
Accounts receivable	27,161	23,045
Inventories	29,206	31,087
Deferred income taxes	11,211	11,211
Prepaid expenses	3,321	1,311

Total Current Assets	82,397	80,260

Property, Plant and Equipment	1,654,821	1,630,268
Less accumulated depreciation	664,631	627,576

Net Property, Plant and Equipment	990,190	1,002,692

Other Assets
Deposits and other	5,170	4,856
Long-term investments	21,322	15,936
Goodwill	1,567	1,567
Other intangible assets	41,927	42,337

Total Other Assets	69,986	64,696

	$1,142,573	$1,147,648

Liabilities and Stockholders’ Equity

Current Liabilities
Lines of credit	$64,000	$67,000
Current maturities of long-term debt	26,905	26,904
Accounts payable	25,652	32,220
Federal and state income taxes	7,313	9,867
Accrued nonincome taxes	24,599	22,670
Accrued wages and related liabilities	23,890	27,724
Self-insurance	24,552	23,833
Deferred revenue	12,040	14,103
Other accrued expenses	24,648	21,484

Total Current Liabilities	233,599	245,805

Long-Term Liabilities
Deferred compensation	24,429	19,808
Federal and state income taxes	12,945	13,605
Deferred income taxes	70,817	70,883
Deferred rent	24,070	23,649
Long-term debt	149,287	176,192

Total Long-Term Liabilities	281,548	304,137

Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at Oct. 23, 2009, and April 24, 2009	426	426
Capital in excess of par value	177,286	173,970
Retained earnings	760,391	738,668
Treasury stock, 11,615,775 shares at Oct. 23, 2009, and 11,925,872 shares at April 24, 2009, at cost	(310,677)	(315,358)

Total Stockholders’ Equity	627,426	597,706

	$1,142,573	$1,147,648

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	Oct. 23, 2009	Oct. 24, 2008	Oct. 23, 2009	Oct. 24, 2008

Net Sales	$424,847	$435,455	$854,327	$875,742

Cost of sales	123,310	137,219	248,804	267,615
Operating wage and fringe benefit expenses	148,971	150,377	299,022	303,082
Other operating expenses	70,727	71,204	140,178	144,764
Selling, general and administrative expenses	36,254	35,998	74,616	76,165
Depreciation and amortization expense	20,678	20,375	41,661	40,314

Operating Income	24,907	20,282	50,046	43,802

Net interest expense	2,537	3,434	5,277	6,319

Income Before Income Taxes	22,370	16,848	44,769	37,483

Provision for income taxes	6,888	5,509	13,172	12,335

Net Income	$15,482	$11,339	$31,597	$25,148

Earnings Per Share — Basic	$0.50	$0.37	$1.02	$0.82

Earnings Per Share — Diluted	$0.50	$0.37	$1.02	$0.81

Cash Dividends Paid Per Share	$0.16	$0.14	$0.32	$0.28

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(Dollars in thousands)
	Six Months Ended
	Oct. 23, 2009	Oct. 24, 2008
Operating activities:
Net income	$31,597	$25,148

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,661	40,314
Loss (gain) on disposal/impairment of assets	1,772	(404)
(Gain) loss on long-term investments	(4,042)	2,116
Deferred compensation	4,621	(778)
Compensation expense attributable to stock plans	5,097	5,102
Deferred income taxes	(66)	1,294
Deferred rent	421	747
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(4,116)	(5,237)
Inventories	1,881	385
Prepaid expenses	(2,010)	(1,847)
Accounts payable	(6,568)	3,414
Federal and state income taxes	(3,214)	(7,249)
Accrued wages and related liabilities	(3,834)	(6,203)
Self-insurance	719	2,236
Accrued nonincome taxes	1,929	363
Deferred revenue	(2,063)	(1,745)
Other accrued expenses	3,164	(1,474)

Net cash provided by operating activities	66,949	56,182

Investing activities:
Purchase of property, plant and equipment	(30,865)	(47,252)
Proceeds from sale of property, plant and equipment	381	1,938
Purchase of long-term investments	(1,381)	(1,604)
Other	(314)	90

Net cash used in investing activities	(32,179)	(46,828)

Financing activities:
Cash dividends paid	(9,874)	(8,599)
Payments on lines of credit	(3,000)	(35,800)
Proceeds from debt issuance	0	70,000
Principal payments on long-term debt	(26,904)	(26,904)
Purchase of treasury stock	0	(3,023)
Proceeds from issuance of treasury stock	2,706	1,610
Excess tax benefits from stock-based compensation	194	289

Net cash used in financing activities	(36,878)	(2,427)

(Decrease) increase in cash and equivalents	(2,108)	6,927

Cash and equivalents at the beginning of the period	13,606	7,669

Cash and equivalents at the end of the period	$11,498	$14,596

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
The numerator in calculating both basic and diluted earnings per share for each period was reported net income. The denominator was based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended		Six Months Ended
	Oct. 23, 2009	Oct. 24, 2008	Oct. 23, 2009	Oct. 24, 2008

Basic	31,005	30,822	30,923	30,775
Effect of dilutive stock options	113	108	112	146

Diluted	31,118	30,930	31,035	30,921

3.	Stock-Based Compensation
We account for stock-based compensation in accordance with the Compensation-Stock Compensation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Accordingly, stock-based compensation is measured based on the fair value of the award on the grant date and is recognized over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees (as determined under the terms of the compensation plan under which the award is granted) are subject to immediate expensing in full upon grant. Total stock-based compensation expense of $1.2 million and $1.3 million for the second quarters of fiscal 2010 and 2009, respectively, and $5.1 million for the first six months of both fiscal 2010 and 2009 is included in the Consolidated Statements of Income.
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

	(in thousands)
	Three Months Ended		Six Months Ended
	Oct. 23, 2009	Oct. 24, 2008	Oct. 23, 2009	Oct. 24, 2008

Sales
Restaurant operations	$345,385	$357,230	$705,200	$725,373
Food products	88,535	87,099	165,898	168,224

	433,920	444,329	871,098	893,597
Intersegment sales of food products	(9,073)	(8,874)	(16,771)	(17,855)

Total	$424,847	$435,455	$854,327	$875,742

Operating income
Restaurant operations	$16,324	$19,370	$36,712	$36,930
Food products	8,583	912	13,334	6,872

Total	$24,907	$20,282	$50,046	$43,802

5.	New Accounting Pronouncements
The Fair Value Measurements and Disclosures Topic of the FASB ASC clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures for fair value measurements. The guidance is effective for fiscal years beginning after November 15, 2007 (our fiscal 2009), for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The guidance is effective in our fiscal 2010 for all other nonfinancial assets and liabilities. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.
The Financial Instruments Topic of the FASB ASC increases the frequency of fair value disclosures for financial instruments within the scope of the Topic to a quarterly basis rather than annually. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted this guidance in the first quarter of fiscal 2010. Except for the disclosure requirements, the adoption of this guidance did not have a material effect on our consolidated financial position or results of operations.
The Business Combinations Topic of the FASB ASC is effective for our fiscal 2010 and requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date, and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The effect of this guidance on future periods will depend on the nature and significance of any acquisitions we subsequently make that are subject to this statement.
The Generally Accepted Accounting Principles Topic of the FASB ASC identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The guidance is effective for interim and annual fiscal periods ending after September 15, 2009 (our fiscal 2010 second quarter). We adopted this statement in the first quarter of fiscal 2010 and it did not have a material effect on our consolidated financial position or results of operations.
The Subsequent Events Topic of the FASB ASC establishes general standards for the accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The guidance is effective for interim and annual fiscal periods ending after June 15, 2009 (our fiscal 2010), and we adopted this guidance in the first quarter of fiscal 2010. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations. We evaluated all events or transactions that occurred after October 23, 2009, through December 2, 2009, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

6.	Taxes
The combined federal and state income tax rates were 30.8% in the second quarter of fiscal 2010 versus 32.7% in the corresponding period a year ago. This year-over-year decrease was primarily due to the favorable tax treatment of certain insurance items, including proceeds of $1.2 million we received from corporate-owned life insurance policies.
Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year and includes the impact of discrete items for the quarter.
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
8.	Financial Instruments
The fair values of our financial instruments (other than long-term debt) approximate their carrying values at October 23, 2009. At October 23, 2009, the estimated fair value of our long-term debt approximated $178.5 million compared to a carrying amount of $176.2 million. We estimate the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes.
9.	Impairment
During the second quarter of fiscal 2010, we recorded a pretax impairment charge of $1.5 million (reflected in selling, general and administrative expenses) related to certain property, plant and equipment of previously closed Bob Evans Restaurants in the restaurant segment. In accordance with the Property, Plant and Equipment Topic of the FASB ASC, we wrote down the carrying value of the underlying assets to their fair value as of October 23, 2009. Fair value was determined based on independent appraisals, which we deemed to be Level 3 inputs under the Fair Value Measurements and Disclosures Topic of the FASB ASC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General Overview
     In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “Company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. As of October 23, 2009, we owned and operated 714 full-service restaurants, including 569 Bob Evans Restaurants in 18 states and 145 Mimi’s Cafés in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. We also produce and distribute pork sausage and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names throughout the United States.
     The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This MD&A and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this MD&A that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended April 24, 2009, under the heading “Item 1A — Risk Factors.” We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures we make in our filings with the SEC should also be consulted.
     The following table reflects data for our second fiscal quarter ended October 23, 2009, compared to the prior year’s second fiscal quarter ended October 24, 2008. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

(dollars in thousands)	Consolidated Results		Restaurant Segment		Food Products Segment
	Q2 2010	Q2 2009	Q2 2010	Q2 2009	Q2 2010	Q2 2009

Net sales	$424,847	$435,455	$345,385	$357,230	$79,462	$78,225
Operating income	$24,907	$20,282	$16,324	$19,370	$8,583	$912

Cost of sales	29.0%	31.5%	24.5%	25.3%	49.0%	59.7%
Operating wages	35.1%	34.5%	40.2%	39.7%	12.8%	11.1%
Other operating	16.6%	16.3%	19.2%	18.8%	5.5%	5.2%
S,G&A	8.5%	8.3%	6.1%	5.6%	19.0%	20.3%
Depr. & amort.	4.9%	4.7%	5.3%	5.2%	2.9%	2.5%

Operating income	5.9%	4.7%	4.7%	5.4%	10.8%	1.2%
Restaurant Segment Overview
     The ongoing industry-wide factors most relevant to our restaurant segment include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather. For the second quarter of fiscal 2010, the factor that had the greatest positive impact on our restaurant segment performance was significantly improved cost of sales. The factor that had the greatest negative impact was lower same-store sales at Bob Evans Restaurants and Mimi’s.
     Second quarter fiscal 2010 same-store sales decreased 2.8% at Bob Evans Restaurants and decreased 6.8% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income decreased $3.0 million in the second quarter of fiscal 2010 compared to the corresponding period last year. We remain focused on improving same-store sales at Bob Evans Restaurants and Mimi’s in a challenging economic environment. We are also continuing our efforts to control labor and food costs, which we believe have been effective in mitigating the impact of higher minimum wages at the federal level and in many of the states where we operate, as well as deleverage from lower same-store sales.
Food Products Segment Overview
     The ongoing industry-wide factors most relevant to our food products segment include: sow costs and other commodity costs, transportation and energy costs, governmental initiatives, food safety, the economy, weather and consumer acceptance. In the second quarter of fiscal 2010, net sales increased $1.2 million, or 1.6%, and pounds sold of comparable products increased 10% compared to the second quarter a year ago. The increase in pounds sold was due to additional points of distribution and new authorizations of sausage products and side dishes. A higher amount of promotional discounts reduced the amount of the net sales increase relative to the comparable pounds sold increase.
     Operating income in the food products segment increased $7.7 million, or more than nine-fold, in the second quarter of fiscal 2010 compared to the corresponding period last year. Sow costs represent a significant part of the food products segment cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. In the second quarter of fiscal 2010, average sow costs decreased 36% compared with the corresponding period last year. The decrease in sow costs was the primary factor in the food products segment cost of sales decrease from 59.7% of net sales in the second quarter of fiscal 2009 to 49.0% of net sales in the second quarter of fiscal 2010.
     In the food products segment, we converted from a direct-store-delivery distribution system to a warehouse system in fiscal 2009. The conversion to a warehouse system has resulted in a lower overall cost structure.
Sales
     Consolidated net sales decreased 2.4% to $424.8 million in the second quarter of fiscal 2010 compared to $435.5 million in the corresponding period last year. The decrease was comprised of a sales decrease in the restaurant segment of $11.8 million partly offset by an increase in the food products segment of $1.2 million. Restaurant sales accounted for 81.3% of consolidated net sales in the second quarter of fiscal

2010. For the six-month period ended October 23, 2009, consolidated net sales decreased $21.4 million, or 2.4%, compared to the corresponding period last year.
     Restaurant sales decreased $11.8 million, or 3.3%, in the second quarter of fiscal 2010 and $20.2 million, or 2.8%, through six months of fiscal 2010 compared to the corresponding periods last year. The sales decrease in the second quarter and through six months of fiscal 2010 was primarily due to negative same-store sales at both of our restaurant concepts.
     Bob Evans Restaurants experienced a same-store sales decrease of 2.8% in the second quarter of fiscal 2010, which included an average menu price increase of 2.3%. Mimi’s experienced a same-store sales decrease of 6.8% in the second quarter of fiscal 2010, which included an average menu price increase of 2.2%. We do not expect significant improvement in our same-store sales trends at either of our restaurant concepts during the remainder of fiscal 2010 due to the ongoing economic environment, which has led to increased unemployment and reduced discretionary spending. See the “BEST Brand Builders” section for a discussion of initiatives to build sales.
     Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.
     The following chart summarizes the restaurant openings and closings during the last six quarters for Bob Evans Restaurants and Mimi’s Café:
Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2010
1st quarter	570	0	1	569
2nd quarter	569	0	0	569

Fiscal 2009
1st quarter	571	0	0	571
2nd quarter	571	0	1	570
3rd quarter	570	0	1	569
4th quarter	569	1	0	570

Mimi’s Café:

	Beginning	Opened	Closed	Ending

Fiscal 2010
1st quarter	144	0	0	144
2nd quarter	144	1	0	145
Fiscal 2009
1st quarter	132	3	0	135
2nd quarter	135	4	0	139
3rd quarter	139	2	0	141
4th quarter	141	3	0	144
Consolidated Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2010
1st quarter	714	0	1	713
2nd quarter	713	1	0	714
Fiscal 2009
1st quarter	703	3	0	706
2nd quarter	706	4	1	709
3rd quarter	709	2	1	710
4th quarter	710	4	0	714
     In the second quarter of fiscal 2010, we did not open any new Bob Evans Restaurants and we opened one new Mimi’s Cafe. We do not expect to open any new Bob Evans Restaurants in fiscal 2010. However, we planned to rebuild two existing Bob Evans Restaurants in fiscal 2010, both of which have been completed. In fiscal 2010, we expect to open two new Mimi’s — the first opened in the second quarter and the second opened in the third quarter. We need to improve our restaurant-level economics at both restaurant brands to enable us to begin building restaurants again, as development is an important part of our long-term growth strategy.
     The food products segment experienced a sales increase of $1.2 million, or 1.6%, in the second quarter of fiscal 2010 and a sales decrease of $1.2 million, or 0.8%, through six months of fiscal 2010 compared to the corresponding periods a year ago. In the second quarter of fiscal 2010, we experienced a 10% increase in comparable pounds sold. The increase in pounds sold was due to additional points of distribution and new authorizations of sausage products and side dishes. A higher amount of promotional discounts reduced the amount of the net sales increase relative to the comparable pounds sold increase. Comparable pounds sold is calculated using the same products in both periods and excludes new products. We plan to continue our strategy of growing through successful product introductions and additional points of distribution. We are making progress in penetrating supercenter retail stores, which provides another high-volume sales channel for our food products. See the “BEST Brand Builders” section for a further discussion of new products and distribution.

Cost of Sales
     Consolidated cost of sales (cost of materials) was 29.0% of sales in the second quarter of fiscal 2010 and 29.1% through six months of fiscal 2010 compared to 31.5% and 30.6% of sales, respectively, in the corresponding periods a year ago.
     In fiscal 2010, restaurant segment cost of sales (predominantly food cost) was 24.5% of sales in both the second quarter and year-to-date compared to 25.3% and 25.4% of sales, respectively, in the corresponding periods last year. The improvement in restaurant segment cost of sales as a percent of sales in fiscal 2010 was attributable to lower commodity prices, effective supply chain management and increased guest purchases of higher-margin products. See the “BEST Brand Builders” section for a further discussion of productivity initiatives.
     The food products segment cost of sales ratio was 49.0% of sales in the second quarter (51.2% year-to-date) versus 59.7% of sales (55.3% year-to-date) in the corresponding periods a year ago. The decrease in the food products segment cost of sales ratio in the second quarter was due primarily to a 36% decrease in sow costs this quarter versus the same quarter last year. Sow costs averaged $32.88 per hundredweight in the second quarter of fiscal 2010 compared to $51.19 per hundredweight in the second quarter of fiscal 2009. See the “BEST Brand Builders” section for our outlook regarding sow prices in fiscal 2010.
Operating Wage and Fringe Benefit Expenses
     Consolidated operating wage and fringe benefit expenses (“operating wages”) were 35.1% of sales in the second quarter of fiscal 2010 and 35.0% of sales through six months of fiscal 2010 compared to 34.5% and 34.6% of sales, respectively, in the corresponding periods last year. In the second quarter of fiscal 2010, the operating wage ratio increased in both the restaurant and food products segments compared to the corresponding period last year.
     In the restaurant segment, operating wages were 40.2% of sales in the second quarter of fiscal 2010 and 39.7% of sales through six months of fiscal 2010 compared to 39.7% and 39.4% of sales, respectively, in the corresponding periods last year. The increase in the operating wage ratio in the second quarter and through six months of fiscal 2010 was a result of negative leverage due to same-store sales declines at both Bob Evans Restaurants and Mimi’s and minimum wage increases, partially offset by reductions in labor hours at both concepts. See the “BEST Brand Builders” section for a further discussion of labor management, as well as the negative impact of minimum wage increases.
     In the food products segment, operating wages were 12.8% of sales in the second quarter of fiscal 2010 and 12.7% of sales through six months of fiscal 2010 compared to 11.1% and 11.6% of sales, respectively, in the corresponding periods last year. The increase in the operating wage ratio was due to higher production hours in an effort to capitalize on lower sow costs in advance of the peak holiday selling season, as well as additional labor hours associated with the expansion of our Sulphur Springs, Texas, manufacturing facility.
Other Operating Expenses
     More than 94% of other operating expenses (“operating expenses”) occurred in the restaurant segment in the second quarters of fiscal 2010 and fiscal 2009. The most significant components of operating expenses were utilities, restaurant marketing and advertising, restaurant supplies, repair and maintenance, rent, nonincome taxes and credit card processing fees. Consolidated operating expenses were 16.6% of sales in the second quarter of fiscal 2010 and 16.4% of sales through six months of fiscal 2010 compared to 16.3% and 16.5% of sales, respectively, in the corresponding periods last year.
     In the restaurant segment, operating expenses were 19.2% of sales in the second quarter of fiscal 2010 and 18.7% of sales through six months of fiscal 2010 compared to 18.8% and 18.9% of sales, respectively, in the corresponding periods last year. The increase in the operating expenses ratio in the second quarter of fiscal 2010 was a result of negative leverage due to same-store sales declines at both Bob Evans Restaurants and at Mimi’s, as well as higher advertising and occupancy costs, partly offset by lower utility and restaurant preopening expenses.
     In the food products segment, the operating expenses ratio was 5.5% of sales in both the second quarter and through six months of fiscal 2010 compared to 5.2% and 5.3% of sales, respectively, in the corresponding periods last year. The increase in the operating expense ratio in the second quarter of fiscal 2010 was due to increased production to capitalize on lower sow costs in advance of the peak holiday selling season, as well as additional expenses associated with the expansion of our Sulphur Springs, Texas, manufacturing facility.

Selling, General and Administrative Expenses
     Consolidated selling, general and administrative (“S,G&A”) expenses were 8.5% of sales in the second quarter of fiscal 2010 and 8.7% of sales through six months of fiscal 2010 compared to 8.3% and 8.7% of sales, respectively, in the corresponding periods last year. The most significant components of S,G&A expenses were wages and fringe benefits, food products advertising expense and food products transportation costs.
     In the restaurant segment, S,G&A expenses were 6.1% of sales in the second quarter of fiscal 2010 and 6.6% of sales through six months of fiscal 2010 compared to 5.6% and 6.2% of sales, respectively, in the corresponding periods last year. This increase in S,G&A expenses as a percent of sales was due primarily to negative leverage from sales declines. In the second quarter of fiscal 2010, we recognized a $1.5 million impairment charge on certain property, plant and equipment in the restaurant segment (see Note 9). Partially offsetting this charge was a $1.2 million gain related to proceeds from corporate-owned life insurance policies, recorded as a reduction in S,G&A expenses in the restaurant segment. S,G&A expenses for the second quarter of fiscal 2009 included the impact of a gain of approximately $0.7 million on asset disposals that is reflected as a reduction in S,G&A expenses. We did not record any gains on asset disposals in the second quarter of fiscal 2010.
     In the food products segment, S,G&A expenses were 19.0% of sales in the second quarter of fiscal 2010 and 18.8% of sales through six months of fiscal 2010 compared to 20.3% and 20.5% of sales, respectively, in the corresponding periods last year. The second quarter and year-to-date decrease as a percent of net sales reflects the benefit of the conversion from a direct-store-delivery distribution system to a warehouse system, which more than offset a shift in media spend to the second quarter of fiscal 2010 from the second half of the fiscal year. The S,G&A benefit of the distribution system conversion was reflected in significantly lower labor costs partially offset by higher broker fees.
Interest
     Net interest expense for the second quarter of fiscal 2010 and through six months of fiscal 2010, compared to the corresponding periods last year, was as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	Oct. 23, 2009	Oct. 24, 2008	Oct. 23, 2009	Oct. 24, 2008

Gross interest expense:
Fixed-rate debt	$2,398	$2,629	$4,985	$4,492
Variable-rate debt	144	852	302	1,939

	$2,542	$3,481	$5,287	$6,431
Gross interest income	(5)	(47)	(10)	(112)

Net interest expense	$2,537	$3,434	$5,277	$6,319

     At October 23, 2009, our outstanding debt included $64.0 million on our variable-rate revolving lines of credit and $176.2 million on our fixed-rate unsecured senior notes. The decrease in interest expense was primarily the result of a $29.9 million decrease in our outstanding debt in the first half of fiscal 2010 and a $65.6 million reduction over the last 12 months. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1% increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by approximately $0.6 million assuming the $64.0 million outstanding at the end of the second quarter of fiscal 2010 was outstanding for the entire year.
     At the beginning of the second quarter last year, we completed a private placement of $70.0 million in senior unsecured fixed-rate notes. We used the proceeds to replace existing debt.
Taxes
     The combined federal and state income tax rate was 30.8% in the second quarter of fiscal 2010 versus 32.7% a year ago. This year-over-year decrease was primarily due to the favorable tax treatment of certain insurance items, including proceeds of $1.2 million we received from corporate-owned life insurance policies. We anticipate the annual effective tax rate for the entire year of fiscal 2010 to approximate 32.0%. We reevaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.

Liquidity and Capital Resources
     Cash generated from operations was the main source of funds for working capital requirements and capital expenditures in the second quarter of fiscal 2010. Cash and equivalents totaled $11.5 million at October 23, 2009. Our bank lines of credit total $165.0 million, of which $5.8 million is reserved for certain standby letters-of-credit. The remaining $159.2 million of our bank lines of credit is available for liquidity needs, capital expansion and repurchases of Bob Evans common stock. At October 23, 2009, $64.0 million was outstanding on these lines of credit. We did not repurchase any shares of our outstanding common stock in the second quarter of fiscal 2010. Our board of directors has authorized the repurchase of up to one million shares of common stock during the third and fourth quarters of fiscal 2010. We will repurchase common stock in the open market and/or privately negotiated transactions.
     Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing reimage and remodeling programs. Capital expenditures were $30.9 million through six months of fiscal 2010 compared to $47.3 million in the corresponding period last year. We do not expect to open any new Bob Evans Restaurants in fiscal 2010. However, we planned to rebuild two existing Bob Evans Restaurants in fiscal 2010, both of which have been completed. In fiscal 2010, we expect to open two new Mimi’s — the first opened in the second quarter and the second opened in the third quarter. We expect capital spending to approximate between $60 and $65 million for all of fiscal 2010. Capital expenditures for fiscal 2009 were $96.0 million.
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
     Winning together as a team means that our entire team must work together in a spirit of collaboration. We must communicate openly and share ideas and BEST practices with one another. One significant project that helps us win together as a team is Project BEST Way, which we rolled out in 2007. The goal of this program is to achieve efficiencies and productivities in all business units. This is being accomplished through a variety of initiatives, including strategic menu pricing, implementing a new point-of-sale system at Bob Evans Restaurants, and new labor forecasting and scheduling programs at Bob Evans Restaurants and Mimi’s. We also created Mimi’s Project 2010, which consists of a cross-functional internal team focused on improving Mimi’s sales and profitability over the next two to five years as part of our long-term strategic plan. Additionally, we consolidated all of our purchasing programs for the entire company into our supply chain department and have seen success with purchasing initiatives that allowed us to make improvements in our cost of sales.
     To help meet our challenges, we realigned our management structure to achieve a greater focus on top-line growth and bottom-line profitability. The realignment involved the creation of a president/chief concept officer role at Bob Evans Restaurants and Mimi’s. The chief concept officers concentrate primarily on the overall growth and development of the brands, with particular focus on increasing sales, new restaurant development and concept evolution. We also added a president and chief restaurant operations officer, who has responsibility for developing “One BEST Way” through standardizing operations processes and procedures across both restaurant brands, as well as identifying additional opportunities for purchasing synergies by consolidating vendors and purchased items.

     We have also made significant changes to our food products business this past year to meet the changing needs of the marketplace and our customers. We moved from the direct-to-store delivery (DSD) model to warehouse distribution. The conversion to the warehouse model has allowed us to focus national account teams on our major customers, and we are moving all the leadership roles for our sales organization to Columbus, Ohio. In June 2009, we completed the $16 million, 50,000-square foot expansion at our plant in Sulphur Springs, Texas. This expansion has nearly doubled our square footage in Sulphur Springs, where we produce convenience food products such as a breakfast sandwiches, fully cooked sausage and breakfast tacos for Bob Evans and Owens. The Sulphur Springs expansion has offered us opportunities to look for efficiencies at our Richardson, Texas, plant and to think about the best way to manage these production facilities as a group. As part of that review, we are realigning the operations team to ensure we have the best level of support of our manufacturing plants. We believe these changes have positioned our restaurant and food products businesses to help meet future growth plans.
     The second Brand Builder is to consistently drive sales growth. Our highest priority in the restaurant segment is to improve same-store sales. Bob Evans Restaurants experienced a decrease in same-store sales of 2.8% in the second quarter of fiscal 2010. We believe same-store sales at our Bob Evans Restaurants are particularly sensitive to economic conditions in the Midwest, which has been hit especially hard by the downturn in the United States’ economy, the troubled auto industry, increased unemployment and lower home values. Nearly 250 Bob Evans Restaurants are located in Michigan and Ohio where the impact of job losses in the automotive industry (manufacturers and suppliers) could have a material adverse impact on our sales. New product development and a focused marketing message take on a heightened importance due to these same-store sales challenges, which we expect to continue throughout the year. We continue to concentrate on customer value initiatives along with product development and innovation. We currently offer more than 30 meals for $5.99 or less at Bob Evans Restaurants, and we recently introduced four new Deep-Dish Pastas starting at $5.99. We have also launched an internal campaign to drive sales of beverages, appetizers and desserts, and we will be introducing a new catering menu in November.
     We also recently announced that we have selected Brunner as our new advertising and communications agency for Bob Evans Restaurants. Brunner will be responsible for helping us contemporize our brand positioning in order to expand our core customer base via an extensive integrated marketing effort. This includes reinvigorating our brand image to appeal to a younger target audience without alienating our core guests.
     At Mimi’s, we experienced negative 6.8% same-store sales in the second quarter of fiscal 2010 in a challenging casual dining environment. At Mimi’s, the sales building programs are being driven by our “Power of 10” strategy which demonstrates the upside to our sales if we can achieve a 10% sales mix in each of the categories of carryout, alcoholic beverage sales, appetizers and desserts. Currently we are well below 10% in each of these categories with approximately 2% of our sales in desserts and approximately 4% of our sales in each of the other three categories. We implemented suggestive service training for our Mimi’s servers to help increase our sales per customer and to ensure that we are making our guests aware of our revamped beverage offerings, including a new selection of wines, smoothies and flavored iced teas. We continue to add full bars with beer, wine and distilled spirits at Mimi’s as we open new and remodel existing restaurants. To add another layer of sales, we are also expanding into catering with party packs for the holiday season. Additionally, we are refocusing our marketing efforts to drive sales at Mimi’s. We reallocated existing funds to create a pool of marketing dollars to communicate the Mimi’s brand positioning, and we are utilizing print advertising and testing cable television advertising in Southern California in the third quarter of fiscal 2010. Other marketing initiatives to drive sales include free standing inserts (FSIs), breakfast bounce-back coupons and special offers through our e-club.
     In our food products segment, our sales focus is on increasing comparable pounds sold and gaining additional points of distribution. We experienced an increase of 10% in comparable pounds sold in the second quarter of fiscal 2010, due in part to gaining additional points of distribution and more authorizations for sausage products and side dishes. We believe our conversion from the DSD model to a warehouse system will allow us to drive sales more profitably by directing our strategies at the customer account level rather than an individual store level. We also expect to gain sales with the introduction of new retail products, including express turkey sausage patties, Canadian bacon, pretzel pig in a blanket, twin cup single serve macaroni and cheese and twin cup single serve mashed potatoes. As of the second quarter of fiscal 2010, Bob Evans and Owens brand products were available for purchase in grocery stores in 50 states, the District of Columbia and the Toronto, Canada area.

     The third Brand Builder is to improve margins with an eye on customer satisfaction. We eliminated a total of 547,000 labor hours from our restaurant segment during the second quarter of fiscal 2010, in addition to the labor hours that we eliminated in the previous two years. The reduction in hours was achieved while still maintaining or improving guest satisfaction scores at our restaurants because we have been able to better correlate our staffing needs with peak dining hours.
     Our food costs are subject to changes in the commodity markets. With the consolidation of our supply chain activities, we have made progress in reducing food costs. The rollout of a new point-of sale-system at Bob Evans Restaurants is now complete. We believe this new technology will help to simplify our order entry, achieve more precise labor scheduling and allow us to compare our actual food costs with theoretical food costs — all key to improving margins at the restaurant level.
     We plan to improve food costs at Mimi’s by simplifying the menu and continuing to take advantage of our consolidated supply chain power. Another one of our primary strategies at Mimi’s is to reengineer the cost structure to enable us to build brand awareness through traditional advertising and promotion without having a negative impact on margins. We have identified savings in five key areas to offset the incremental marketing expenses: procurement, operations, menu reengineering, corporate general and administrative expenses, and preopening expenses. The primary focus for the entire Mimi’s team is driving positive same-store sales and improving profitability.
     Food products’ margins increased significantly from 1.2% in the second quarter of fiscal 2009 to 10.8% in the second quarter of fiscal 2010. The improvement of the food products’ margins was primarily due to a 36% decrease in sow costs, as well as increased sow yields.
     Our fourth Brand Builder is to be the BEST at operations execution. We believe a good way to improve our execution is to decrease employee turnover, and we have made significant progress in that area. We have reduced Bob Evans Restaurant hourly turnover from 92% in fiscal 2009 to 71% in the second quarter of fiscal 2010, which was just slightly above Mimi’s turnover ratio. We expect the new point-of sale-system at Bob Evans Restaurants will be a helpful tool to attract and retain employees, as we believe it is considerably easier to learn than the manual process previously used.
     Our fifth and final Brand Builder is to increase returns on invested capital. We brought in new leadership within our real estate and construction group, with more in-house talent for design and concept development, to increase our focus on return on invested capital. We need to improve our restaurant-level economics at both restaurant brands to enable us to begin building restaurants again, as development is an important part of our long-term plan. As previously stated, we are not going to open large numbers of new Bob Evans Restaurants and Mimi’s until projected returns improve. In the meantime, we have shifted our focus from new locations to improving remodel economics. We are currently reevaluating our restaurant remodel program in an effort to ensure that we are using our capital in the most cost-effective manner. Specifically, we are exploring ways to refresh more restaurants with less capital expenditure than our previous remodel program. We currently have three Mimi’s remodels in progress in Arizona and recently opened a new Bob Evans Restaurant prototype in Xenia, Ohio (one of the two Bob Evans Restaurant rebuilds planned for fiscal 2010). We also recently reimaged a Bob Evans Restaurant for approximately one-third the cost of the first reimage that was completed late in fiscal 2009. Additionally, we are planning to test a reimage that incorporates a new front-of-the-house retail area designed to drive incremental impulse purchases at checkout.
     In our food products segment, a study is underway to assess the capacity of our facilities to determine our future expansion needs. We expect to have more information on the results of this study in our fourth quarter of fiscal 2010.
     In summary, we remain focused on the five BEST Brand Builders and continue to implement them with a sense of urgency.
Business Outlook
     Effective cost management enabled us to meet our second-quarter operating income goals, despite top-line challenges. Diluted earnings per share for the quarter were $0.50, up from $0.37 a year ago.
     We have reaffirmed our operating income guidance for fiscal 2010. We expect operating income for fiscal 2010 to be in a range of $110.0 to $115.0 million. The outlook for fiscal 2010 includes the impact of a 53rd week, which we estimate will contribute an incremental $31.0 million in net sales and $5.0 million in operating income. We expect consolidated net sales to be flat year-over-year. For the full fiscal 2010 year, we expect Bob Evans Restaurants to experience negative same-store sales of 3.0% to 4.0% and Mimi’s to experience negative same-store sales of 6.0% to 7.0%. We expect the food products segment to experience overall net sales growth of 6.0% to 7.0% for the full fiscal 2010 year.

     We are projecting net interest expense of approximately $10.0 to $11.0 million for all of fiscal 2010. We estimate that our effective tax rate will approximate 32.0% for all of fiscal 2010. We project weighted-average diluted shares outstanding to be approximately 31.0 million for the year.
     We expect capital expenditures to approximate $60.0 to $65.0 million in fiscal 2010, which is significantly below our capital spending in fiscal 2009 of $96.0 million. The decrease is due to the decrease in the number of Bob Evans Restaurants and Mimi’s we expect to open in fiscal 2010. We do not expect to open any new Bob Evans Restaurants in fiscal 2010. However, we planned to rebuild two existing Bob Evans Restaurants in fiscal 2010, both of which have been completed. In fiscal 2010, we expect to open two new Mimi’s — the first opened in the second quarter and the second opened in the third quarter. Depreciation and amortization expense for fiscal 2010 should approximate $83.0 to $85.0 million. Due to the decrease in real estate values resulting from the mortgage crisis and economic environment, we do not expect to realize material gains on asset sales in fiscal 2010.
     As we move into our third fiscal quarter, we expect ongoing macroeconomic conditions to be challenging. Bob Evans Restaurants remain focused on driving labor efficiencies and food cost controls to maintain profitability while working to bolster softening sales traffic. Mimi’s will focus efforts on controlling labor and cost of sales and developing new marketing initiatives to improve sales. The restaurant segment operating margins are expected to be approximately 6.0% to 7.0% for the full fiscal 2010 year. The food products team plans to continue to launch innovative new products, add new retailers in high-growth markets and further penetrate the “superstore” retail centers. We anticipate that sow costs will average approximately $40 to $45 per hundredweight in fiscal 2010, with operating margins in the food products segment of approximately 7.0% to 8.0% for the full fiscal 2010 year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.
     At October 23, 2009, our outstanding debt included $64.0 million on our variable-rate revolving lines of credit and $176.2 million of fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1.0% increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by $0.6 million, assuming the $64.0 million outstanding at October 23, 2009, was outstanding for the entire fiscal year.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     With the participation of our management, including Bob Evans’ principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Bob Evans’ principal executive officer and principal financial officer have concluded that:
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     Like many restaurant companies and retail employers, SWH Corporation, which does business as Mimi’s Café, has been faced with allegations of purported class-wide wage and hour violations in California. The following is a brief description of the current California class action matters pending against SWH Corporation.
     On October 28, 2008, a class action complaint entitled Leonard Flores, et al. v. SWH Corporation d/b/a Mimi’s Café was filed in Orange County California Superior Court. Mr. Flores was employed as an assistant manager of Mimi’s Café until September 2006 and purports to represent a class of assistant managers who are allegedly similarly situated. Mimi’s Café classified its assistant managers as exempt employees until October 2009. The case involves claims that current and former assistant managers working in California from October 2004 to October 2009 were misclassified by Mimi’s Café as exempt employees. As a result, the complaint alleges that these assistant managers were deprived of overtime pay, rest breaks and meal periods as required for nonexempt employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid benefits, penalties, interest and attorneys’ fees and costs.
     Although we believe Mimi’s Café properly classified its assistant managers as exempt employees under California law, we elected to resolve the Flores lawsuit through voluntary mediation. The proposed settlement of $1,030,000.00 is subject to court approval. The motion for preliminary approval of this settlement is pending before the Orange County California Superior Court.
     On October 13, 2009, a class action complaint entitled Edder Diaz and Rosolyn Gray, et al. vs. SWH Corporation d/b/a Mimi’s Café was filed in Alameda County California Superior Court. Mr. Diaz and Ms. Gray purport to represent a class of various nonexempt employees, including bartenders, hosts and servers, who are allegedly similarly situated. The case involves claims that current and former nonexempt employees working in these positions in California from October 2005 to the present (1) were not reimbursed for certain expenses incurred in connection with the discharge of their duties and (2) were denied rest breaks and meal periods as required for nonexempt employees under California wage and hour laws. The complaint seeks unspecified damages, penalties, interest and attorneys’ fees and costs.
     We believe Mimi’s Café has complied with the California wage and hour laws at issue in the Diaz lawsuit. We are evaluating the results of similar proceedings in California and are consulting with advisors with specialized expertise. An unfavorable verdict or a significant settlement could have a material adverse impact on our financial position, cash flows and results of operations.
     We are from time-to-time involved in ordinary and routine litigation, typically involving claims from customers, employees and others related to operational issues common to the restaurant and food manufacturing industries. In addition to the class action lawsuits described above, we are involved with a number of pending legal proceedings incidental to our business. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations.
ITEM 1A. RISK FACTORS.
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 24, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On November 18, 2009, the Board of Directors authorized a share repurchase program for the balance of fiscal 2010. The program authorizes Bob Evans to repurchase, through April 30, 2010, up to one million shares of its outstanding common stock in the open market or through privately negotiated transactions.

     The following table provides information on Bob Evans purchases of its common stock during the three fiscal months ended October 23, 2009:

Maximum
				Total Number of	Number of Shares
				Shares Purchased	that May Yet be
				as Part of Publicly	Purchased Under
	Total Number of		Average Price	Announced Plans	the Plans or
Period	Shares Purchased		Paid Per Share	or Programs	Programs (a)
7/25/09-8/21/09	46	(b)	$—	—	—
8/22/09-9/18/09	—		$—	—	—
9/19/09-10/23/09	—		$—	—	—
Total	46	(b)	$—	—	—

(a)	Bob Evans Farms, Inc. did not have a stock repurchase program in place during the three fiscal months ended October 23, 2009.

(b)	Represents 46 shares of common stock repurchased by Bob Evans Farms, Inc. in connection with employee stock-for-stock exercises of stock options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)	The Annual Meeting of Stockholders of Bob Evans Farms, Inc. (the “Annual Meeting”) was held on September 14, 2009. At the Annual Meeting, 30,990,982 common shares were outstanding and entitled to vote; and 25,466,866, or 82.2%, of the outstanding common shares entitled to vote were represented in person or by proxy.

(b)	Directors elected at the Annual Meeting:

Larry C. Corbin Steven A. Davis Paul S. Williams

Directors whose term of office continued after the Annual Meeting:

Cheryl L. Krueger	Eileen A. Mallesch
G. Robert Lucas II	Michael J. Gasser
E.W. (Bill) Ingram III	Bryan G. Stockton
Dr. E. Gordon Gee
(c)	Matters voted upon at the Annual Meeting:

	FOR	AGAINST	ABSTAIN
1) Election of Larry C. Corbin	25,021,001	398,404	47,461
2) Election of Steven A. Davis	24,578,357	840,260	48,248
3) Election of Paul S. Williams	25,142,406	253,149	71,311
4) Approval of amendment to bylaws to provide for annual election of all directors.	24,729,571	717,714	19,576
5) Approval of amendment to bylaws to reduce stockholder approval threshold required to amend section 3.01 of the bylaws.	24,363,839	980,584	61,448
6) Ratification of the selection of Ernst & Young as the Company’s independent registered public accounting firm for fiscal 2010.	25,214,196	165,485	26,189
(d)	Not Applicable

ITEM 5. OTHER INFORMATION.
Not Applicable
ITEM 6. EXHIBITS.

Exhibit No.	Description	Location

10.1	Line of Credit Note from Bob Evans Farms, Inc., an Ohio corporation, to JPMorgan Chase Bank, N.A. dated as of October 1, 2009	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed October 5, 2009 (File No. 0-1667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.
By:	/s/ Steven A. Davis
Steven A. Davis Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tod P. Spornhauer
Tod P. Spornhauer*
Chief Financial Officer (Principal Financial Officer)

December 2, 2009
Date

*	Tod P. Spornhauer has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated December 2, 2009
Bob Evans Farms, Inc.

Exhibit No.	Description	Location

10.1	Line of Credit Note from Bob Evans Farms, Inc., an Ohio corporation, to JPMorgan Chase Bank, N.A. dated as of October 1, 2009	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed October 5, 2009 (File No. 0-1667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith