Form 10-Q
period 2010-01-22
EVANS BOB FARMS INC
filed 2010-03-03
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 22, 2010
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
Yes ☐     No ☑
     As of February 19, 2010, the registrant had issued 42,638,118 common shares, of which 30,478,248 were outstanding.

BOB EVANS FARMS, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	Dollars in thousands
	Unaudited
	Jan. 22, 2010	April 24, 2009
Assets

Current Assets
Cash and equivalents	$19,782	$30,134
Accounts receivable	23,946	23,045
Inventories	26,093	31,087
Deferred income taxes	11,211	11,211
Prepaid expenses	2,647	1,311

Total Current Assets	83,679	96,788

Property, Plant and Equipment	1,665,907	1,630,268
Less accumulated depreciation	685,586	627,576

Net Property, Plant and Equipment	980,321	1,002,692

Other Assets
Deposits and other	5,039	4,856
Long-term investments	21,992	15,936
Goodwill	1,567	1,567
Other intangible assets	41,721	42,337

Total Other Assets	70,319	64,696

	$1,134,319	$1,164,176

Liabilities and Stockholders’ Equity

Current Liabilities
Lines of credit	$24,754	$67,000
Current maturities of long-term debt	26,905	26,904
Accounts payable	42,725	43,584
Federal and state income taxes	3,187	9,867
Accrued nonincome taxes	22,961	22,670
Accrued wages and related liabilities	28,556	32,888
Self-insurance	25,841	23,833
Deferred revenue	21,461	14,103
Other accrued expenses	22,595	21,484

Total Current Liabilities	218,985	262,333

Long-Term Liabilities
Deferred compensation	24,628	19,808
Federal and state income taxes	13,367	13,605
Deferred income taxes	78,126	70,883
Deferred rent	24,190	23,649
Long-term debt	149,287	176,192

Total Long-Term Liabilities	289,598	304,137

Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at Jan. 22, 2010, and April 24, 2009	426	426
Capital in excess of par value	178,829	173,970
Retained earnings	772,775	738,668
Treasury stock, 12,160,333 shares at Jan. 22, 2010, and 11,925,872 shares at April 24, 2009, at cost	(326,294)	(315,358)

Total Stockholders’ Equity	625,736	597,706

	$1,134,319	$1,164,176

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	Jan. 22, 2010	Jan. 23, 2009	Jan. 22, 2010	Jan. 23, 2009

Net Sales	$429,823	$443,773	$1,284,150	$1,319,515

Cost of sales	134,241	139,619	383,045	407,234
Operating wage and fringe benefit expenses	144,608	147,999	443,630	451,081
Other operating expenses	68,020	69,971	208,198	214,735
Selling, general and administrative expenses	33,449	43,980	108,065	120,145
Depreciation and amortization expense	21,112	20,676	62,773	60,990
Goodwill and other intangibles impairment	—	67,962	—	67,962

Operating Income (Loss)	28,393	(46,434)	78,439	(2,632)

Net interest expense	2,511	3,196	7,788	9,515

Income (Loss) Before Income Taxes	25,882	(49,630)	70,651	(12,147)

Provision for income taxes	7,915	1,738	21,087	14,073

Net Income (Loss)	$17,967	$(51,368)	$49,564	$(26,220)

Earnings (Loss) Per Share — Basic	$0.58	$(1.67)	$1.60	$(0.85)

Earnings (Loss) Per Share — Diluted	$0.58	$(1.67)	$1.60	$(0.85)

Cash Dividends Paid Per Share	$0.18	$0.16	$0.50	$0.44

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(Dollars in thousands)
	Nine Months Ended
	Jan. 22, 2010	Jan. 23, 2009
Operating activities:
Net income (loss)	$49,564	$(26,220)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,773	60,990
Goodwill and other intangibles impairment	0	67,962
Loss on disposal/impairment of assets	1,486	5,994
(Gain) loss on long-term investments	(4,589)	5,228
Deferred compensation	4,820	(5,487)
Compensation expense attributable to stock plans	6,309	5,589
Deferred income taxes	7,243	(5,619)
Deferred rent	541	1,079
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(901)	(7,246)
Inventories	4,994	3,510
Prepaid expenses	(1,336)	(1,231)
Accounts payable	(859)	1,405
Federal and state income taxes	(6,918)	875
Accrued wages and related liabilities	(4,332)	(7,220)
Self-insurance	2,008	3,076
Accrued nonincome taxes	291	(3,455)
Deferred revenue	7,358	7,430
Other accrued expenses	1,111	989

Net cash provided by operating activities	129,563	107,649

Investing activities:
Purchase of property, plant and equipment	(41,603)	(74,208)
Proceeds from sale of property, plant and equipment	385	3,507
Purchase of long-term investments	(1,521)	(2,045)
Other	(183)	(145)

Net cash used in investing activities	(42,922)	(72,891)

Financing activities:
Cash dividends paid	(15,457)	(13,512)
Payments on lines of credit	(42,246)	(52,100)
Proceeds from debt issuance	0	70,000
Principal payments on long-term debt	(26,904)	(26,904)
Purchase of treasury stock	(15,600)	(5,374)
Proceeds from issuance of treasury stock	3,017	2,418
Excess tax benefits from stock-based compensation	197	288

Net cash used in financing activities	(96,993)	(25,184)

(Decrease) increase in cash and equivalents	(10,352)	9,574

Cash and equivalents at the beginning of the period	30,134	22,541

Cash and equivalents at the end of the period	$19,782	$32,115

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
     The numerator in calculating both basic and diluted earnings per share for each period was reported net income. The denominator was based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended		Nine Months Ended
	Jan. 22, 2010	Jan. 23, 2009	Jan. 22, 2010	Jan. 23, 2009

Basic	30,843	30,724	30,896	30,758
Effect of dilutive stock options	93	0	98	0

Diluted	30,936	30,724	30,994	30,758

3. Stock-Based Compensation
     Stock-based compensation is measured based on the fair value of the award on the grant date and is recognized over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees (as determined under the terms of the compensation plan under which the award is granted) are subject to immediate expensing in full upon grant. Total stock-based compensation expense of $1.2 million and $0.5 million for the third quarters of fiscal 2010 and 2009, respectively, and $6.3 million and $5.6 million for the first nine months of fiscal 2010 and 2009, respectively, is included in the Consolidated Statements of Income.
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

	(in thousands)
	Three Months Ended		Nine Months Ended
	Jan. 22, 2010	Jan. 23, 2009	Jan. 22, 2010	Jan. 23, 2009

Sales
Restaurant operations	$343,037	$359,190	$1,048,237	$1,084,563
Food products	96,194	93,955	262,092	262,179

	439,231	453,145	1,310,329	1,346,742
Intersegment sales of food products	(9,408)	(9,372)	(26,179)	(27,227)

Total	$429,823	$443,773	$1,284,150	$1,319,515

Operating income (loss)
Restaurant operations	$24,893	$(50,689)	$61,605	$(13,759)
Food products	3,500	4,255	16,834	11,127

Total	$28,393	$(46,434)	$78,439	$(2,632)

5. New Accounting Pronouncements
     The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures for fair value measurements. The guidance was effective for fiscal years beginning after November 15, 2007 (our fiscal 2009), for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The guidance is effective in our fiscal 2010 for all other nonfinancial assets and liabilities. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.
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
     The Business Combinations Topic of the FASB ASC is effective for our fiscal 2010 and requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date, and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The effect of this guidance on future periods will depend on the nature and significance of any future acquisitions we subsequently make that are subject to this statement.
     The Subsequent Events Topic of the FASB ASC establishes general standards for the accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The guidance is effective for interim and annual fiscal periods ending after June 15, 2009 (our fiscal 2010), and we adopted this guidance in the first quarter of fiscal 2010. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations. We evaluated all events or transactions that occurred after January 22, 2010, through March 3, 2010, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.
6. Taxes
     The combined federal and state income tax rates were 30.6% in the third quarter of fiscal 2010 versus (3.5)% or 26.6% (excluding the nondeductible goodwill impairment charge of $56.2 million discussed in Note 8) in the corresponding period a year ago.

     Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year and due to the impact of discrete items for the quarter.
7. Long-Term Debt
     In the second quarter of fiscal 2009, we completed a private placement of $70 million in senior unsecured fixed-rated notes. The notes were issued pursuant to a Note Purchase Agreement dated July 28, 2008. The notes were issued in two series. The $40 million Series A senior notes bear interest at 6.39% and mature on July 28, 2014, with a mandatory prepayment of approximately $20 million due on July 28, 2012. The $30 million Series B senior notes bear interest at 6.39% and mature on July 28, 2013.
     The net proceeds from the notes were used to repay outstanding debt under existing bank credit facilities and to repay a portion of the outstanding senior notes we issued in 2004 in connection with our acquisition of SWH Corporation (d/b/a Mimi’s Café).
8. Goodwill and Other Intangibles Impairment
     We are required to assess the carrying value of our goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. Based on our consolidated stock valuation relative to our book value, a scaled-back development plan for Mimi’s and continued declining same-store sales at Mimi’s, we determined that indicators of potential impairment were present during the third quarter of fiscal 2009. As a result, during the third quarter of fiscal 2009, we performed interim impairment tests of goodwill and intangible assets with indefinite lives in accordance with the Intangibles — Goodwill and Other Topic of the FASB ASC.
     The result of our third quarter fiscal 2009 impairment test of the unamortized Mimi’s business trade name asset indicated that the asset had a fair value of $34.0 million, compared to its then-current carrying value of $45.8 million. This resulted in a pretax impairment charge in the restaurant segment related to the Mimi’s business trade name of $11.8 million, which is included in the “Goodwill and other intangibles impairment” line in the Consolidated Statements of Income. The fair value of the Mimi’s business trade name was estimated using the relief-from-royalty method, an income approach to valuation.
     We also performed an interim test to determine if the carrying amount of goodwill was impaired. The results indicated that the carrying value of Mimi’s goodwill of $56.2 million was fully impaired. Therefore, we recorded a pretax goodwill impairment charge in the restaurant segment in the third quarter of fiscal 2009 for the entire $56.2 million. The goodwill impairment is included in the “Goodwill and other intangibles impairment” line in the Consolidated Statements of Income. The fair value of the Mimi’s reporting unit was estimated based on a discounted cash flow model using our business plans and projections for Mimi’s as the basis for expected future cash flows. We believe the assumptions used for the impairment test are consistent with those that a market participant would have used.
     The change in the carrying amount of goodwill for the nine months ended January 23, 2009, is as follows:

		Food
(in thousands)	Restaurant	Products
	Segment	Segment	Total
Balance at April 25, 2008	$56,162	$1,567	$57,729
Impairment in third quarter	(56,162)	0	(56,162)

Balance at January 23, 2009	$0	$1,567	$1,567

Balance at January 22, 2010	$0	$1,567	$1,567

9. Other Impairment
     During the second quarter of fiscal 2010, we recorded a pretax impairment charge of $1.5 million (reflected in selling, general and administrative expenses) related to certain property, plant and equipment of previously closed Bob Evans Restaurants in the restaurant segment. In accordance with the Property, Plant and Equipment Topics of the FASB ASC, we wrote down the carrying value of the underlying assets to their fair value as of October 23, 2009. Fair value was determined based on independent appraisals, which we deemed to be Level 3 inputs under the Fair Value Measurements and Disclosures Topics of the FASB ASC. During the third quarter of fiscal 2009, we also reviewed Mimi’s long-lived assets, such as property, plant and equipment and intangibles subject to amortization, for impairment in accordance with the Property, Plant and Equipment Topic of the FASB ASC. We identified certain Mimi’s locations with negative cash flow, declining sales performance or other potential indicators of impairment. We then compared the fair value of these assets to their carrying value. Based on this analysis, we recorded $6.4 million in pretax fixed asset impairment charges in the third quarter of fiscal 2009 for six underperforming Mimi’s locations, which represented the excess of the carrying value of the assets over their fair value. The fair value was determined based on projected future discounted cash flows for each location. The fixed-asset impairment charges are reflected in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.
     We also reviewed the Mimi’s restaurant concept asset for impairment in the third quarter of fiscal 2009 in accordance with the Property, Plant and Equipment Topic of the FASB ASC. This asset is being amortized over a 15-year life. The estimated fair value of the restaurant concept, calculated using a relief-from-royalty method, exceeded its carrying value (which was $8.5 million at January 23, 2009) and therefore, no impairment charge was recorded.
10. Financial Instruments
     The fair values of our financial instruments (other than long-term debt) approximate their carrying values at January 22, 2010. At January 22, 2010, the estimated fair value of our long-term debt approximated $185.3 million compared to a carrying amount of $176.2 million. We estimate the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes.
11. Reclassifications
     Certain prior year amounts have been reclassified to conform to the fiscal 2010 classification.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General Overview
     In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “Company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. As of January 22, 2010, we owned and operated 715 full-service restaurants, including 569 Bob Evans Restaurants in 18 states and 146 Mimi’s Cafés in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. We also produce and distribute pork sausage and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names throughout the United States.
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
     The following table reflects data for our third fiscal quarter ended January 22, 2010, compared to the prior year’s third fiscal quarter ended January 23, 2009. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

(dollars in thousands)	Consolidated Results		Restaurant Segment		Food Products Segment
	Q3 2010	Q3 2009	Q3 2010	Q3 2009	Q3 2010	Q3 2009
Net sales	$429,823	$443,773	$343,037	$359,190	$86,786	$84,583
Operating income (loss)	$28,393	$(46,434)	$24,893	$(50,689)	$3,500	$4,255

Cost of sales	31.2%	31.5%	24.4%	25.1%	58.3%	58.6%
Operating wages	33.7%	33.3%	39.1%	38.7%	12.0%	10.6%
Other operating	15.8%	15.8%	18.4%	18.4%	5.5%	4.7%
S,G&A	7.8%	9.9%	5.4%	7.8%	17.3%	18.7%
Depr. & amort.	4.9%	4.7%	5.4%	5.2%	2.9%	2.4%
Goodwill & other intangibles impairment	0%	15.3%	0%	18.9%	0%	0%

Operating income (loss)	6.6%	(10.5)%	7.3%	(14.1)%	4.0%	5.0%
The third quarter results for fiscal 2009 included the impact of the following:
•	Consolidated and restaurant results for the third quarter of fiscal 2009 included a pretax charge of $68.0 million related to the impairment of goodwill ($56.2 million) and other intangible assets ($11.8 million) for Mimi’s that is reflected separately on the Consolidated Statements of Income.

•	Consolidated and restaurant results for the third quarter of fiscal 2009 included pretax charges of $0.8 million related to severance and retirement costs that are reflected in selling, general and administrative expenses (“S,G&A”).

•	Consolidated and restaurant results for the third quarter of fiscal 2009 included net pretax gain of $0.3 million and on asset disposals that are reflected in S,G&A.

•	Consolidated and restaurant results for the third quarter of fiscal 2009 included a pretax charge of $6.4 million related to underperforming restaurants that are reflected in S,G&A.

•	Consolidated and food products results for the third quarter of fiscal 2009 included a pretax charge of $0.4 million for unusable spare parts. This charge was reflected in other operating expenses.
Restaurant Segment Overview
     The ongoing industry-wide factors most relevant to our restaurant segment include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather. For the third quarter of fiscal 2010, the factor that had the greatest positive impact on our restaurant segment performance was significantly improved cost of sales. The factor that had the greatest negative impact was lower same-store sales at Bob Evans Restaurants and Mimi’s.
     Third quarter fiscal 2010 same-store sales decreased 4.2% at Bob Evans Restaurants and decreased 8.3% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income increased $75.6 million in the third quarter of fiscal 2010 compared to the corresponding period last year. This comparison reflects $74.9 million in net pretax charges in the third quarter of fiscal 2009, as disclosed in the general overview section above. We remain focused on improving same-store sales at Bob Evans Restaurants and Mimi’s in a challenging economic environment. We are also continuing our efforts to control labor and food costs, which we believe have been effective in mitigating the impact of higher minimum wages at the federal level and in many of the states where we operate, as well as deleverage from lower same-store sales.
Food Products Segment Overview
     The ongoing industry-wide factors most relevant to our food products segment include: sow costs and other commodity costs, transportation and energy costs, governmental initiatives, food safety, the economy, weather and consumer acceptance. In the third quarter of fiscal 2010, net sales increased $2.2 million, or 2.6%, and pounds sold of comparable products increased 20% compared to the third quarter a year ago. The impact of the increase in comparable pounds sold was offset by a significant increase in promotional discounts provided to retailers during the third quarter of fiscal 2010. The promotional discounts were intended to increase market share and brand awareness, but their cumulative impact reduced net sales.
     Operating income in the food products segment decreased $0.8 million, or 17.7%, in the third quarter of fiscal 2010 compared to the corresponding period last year. The decrease in operating income is mainly due to the significant increase in promotional discounts.
     Sow costs represent a significant part of the food products segment cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. In the third quarter of fiscal 2010, average sow costs decreased 18% compared with the corresponding period last year. The positive impact of the decrease in sow costs was partly offset by sales deleverage from increased promotional discounts.
     In the food products segment, we converted from a direct-store-delivery distribution system to a warehouse system in fourth quarter of fiscal 2009. The conversion to a warehouse system has resulted in a lower overall cost structure.
Sales
     Consolidated net sales decreased 3.1% to $429.8 million in the third quarter of fiscal 2010 compared to $443.8 million in the corresponding period last year. The decrease was comprised of a sales decrease in the restaurant segment of $16.2 million, partly offset by an increase in the food products segment of $2.2 million. Restaurant sales accounted for 79.8% of consolidated net sales in the third quarter of fiscal 2010. For the nine-month period ended January 22, 2010, consolidated net sales decreased $35.4 million, or 2.7%, compared to the corresponding period last year.
     Restaurant sales decreased $16.2 million, or 4.5%, in the third quarter of fiscal 2010 and $36.3 million, or 3.3%, through nine months of fiscal 2010 compared to the corresponding periods last year. The sales decreases in the third quarter and through nine months of fiscal 2010 were primarily due to negative same-store sales at both of our restaurant concepts.
     Bob Evans Restaurants experienced a same-store sales decrease of 4.2% in the third quarter of fiscal 2010, which included an average menu price increase of 0.9%. Mimi’s experienced a same-store sales decrease of 8.3% in the third quarter of fiscal 2010, which included an average menu price increase of 2.2%. We do not expect significant improvement in our same-store sales trends at either of our restaurant concepts during the remainder of fiscal 2010 due to the ongoing economic environment, which has led to increased unemployment and reduced discretionary spending. See the “BEST Brand Builders” section for a discussion of initiatives to build sales.
     Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that fiscal year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.
     The following chart summarizes the restaurant openings and closings during the last seven quarters for Bob Evans Restaurants and Mimi’s Café:

Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2010
1st quarter	570	0	1	569
2nd quarter	569	0	0	569
3rd quarter	569	0	0	569

Fiscal 2009
1st quarter	571	0	0	571
2nd quarter	571	0	1	570
3rd quarter	570	0	1	569
4th quarter	569	1	0	570
Mimi’s Café:

	Beginning	Opened	Closed	Ending

Fiscal 2010
1st quarter	144	0	0	144
2nd quarter	144	1	0	145
3rd quarter	145	1	0	146

Fiscal 2009
1st quarter	132	3	0	135
2nd quarter	135	4	0	139
3rd quarter	139	2	0	141
4th quarter	141	3	0	144
Consolidated Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2010
1st quarter	714	0	1	713
2nd quarter	713	1	0	714
3rd quarter	714	1	0	715

Fiscal 2009
1st quarter	703	3	0	706
2nd quarter	706	4	1	709
3rd quarter	709	2	1	710
4th quarter	710	4	0	714
     In the third quarter of fiscal 2010, we did not open any new Bob Evans Restaurants and we opened one new Mimi’s Cafe. We do not expect to open any new Bob Evans Restaurants in fiscal 2010. However, we planned to rebuild two existing Bob Evans Restaurants in fiscal 2010, both of which have been completed. In fiscal 2010, we opened two new Mimi’s — the first opened in the second quarter and the second opened in the third quarter. We need to improve our restaurant-level economics at both restaurant brands to enable us to begin building restaurants again, as development is an important part of our long-term growth strategy.
     The food products segment experienced a sales increase of $2.2 million, or 2.6%, in the third quarter of fiscal 2010 and a sales increase of $1.0 million, or 0.4%, through nine months of fiscal 2010 compared to the corresponding periods a year ago. In the third quarter of fiscal 2010, we experienced a 20% increase in comparable pounds sold. The increase in comparable pounds sold was driven by new account gains and new authorizations in existing accounts for sausage products and side dishes. The impact of the 20% increase in comparable pounds sold in the third quarter of fiscal 2010 was offset by a significant increase in promotional discounts provided to retailers, which reduced net sales. Comparable pounds sold is calculated using the same products in both periods and excludes new products. We plan to continue our strategy of growing through successful product introductions and additional points of distribution. We are making progress in penetrating supercenter retail stores, which provides another high-volume sales channel for our food products. See the “BEST Brand Builders” section for a further discussion of new products and distribution.
Cost of Sales
     Consolidated cost of sales (cost of materials) was 31.2% of sales in the third quarter of fiscal 2010 and 29.8% through nine months of fiscal 2010 compared to 31.5% and 30.9% of sales, respectively, in the corresponding periods a year ago.
     In fiscal 2010, restaurant segment cost of sales (predominantly food cost) was 24.4% of sales in both the third quarter and year-to-date compared to 25.1% and 25.3% of sales, respectively, in the corresponding periods last year. The improvement in restaurant segment cost of sales as a percent of sales in fiscal 2010 was attributable to lower commodity prices, lower costs resulting from effective supply chain management and mix shifts to higher-margin products. See the “BEST Brand Builders” section for a further discussion of productivity initiatives.
     The food products segment cost of sales ratio was 58.3% of sales in the third quarter (53.8% year-to-date) versus 58.6% of sales (56.5% year-to-date) in the corresponding periods a year ago. The decrease in the food products segment cost of sales ratio in the third quarter was due primarily to an 18% decrease in sow costs this quarter versus the same quarter last year. Sow costs averaged $40.14 per hundredweight in the third quarter of fiscal 2010 compared to $49.03 per hundredweight in the third quarter of fiscal 2009. The decrease in sow costs were partly offset by deleverage from increased promotional discounts and a mix-shift to more co-packed items versus manufactured items. Co-packed items have a higher cost of sales than our manufactured sausage products and represented 49% of our sales volume in the third quarter this year compared to 45% a year ago. See the “BEST Brand Builders” section for our outlook regarding sow prices in fiscal 2010.
Operating Wage and Fringe Benefit Expenses
     Consolidated operating wage and fringe benefit expenses (“operating wages”) were 33.7% of sales in the third quarter of fiscal 2010 and 34.5% of sales through nine months of fiscal 2010 compared to 33.3% and 34.2% of sales, respectively, in the corresponding periods last year. In the third quarter of fiscal 2010, the operating wage ratio increased in both the restaurant and food products segments compared to the corresponding period last year.
     In the restaurant segment, operating wages were 39.1% of sales in the third quarter of fiscal 2010 and 39.5% of sales through nine months of fiscal 2010 compared to 38.7% and 39.2% of sales, respectively, in the corresponding periods last year. The increase in the operating wage ratio in the third quarter and through nine months of fiscal 2010 was a result of deleverage due to same-store sales declines at both Bob Evans Restaurants and Mimi’s, minimum wage increases and higher health insurance claims, partially offset by reductions in labor hours at both concepts. See the “BEST Brand Builders” section for a further discussion of labor management.
     In the food products segment, operating wages were 12.0% of sales in the third quarter of fiscal 2010 and 12.4% of sales through nine months of fiscal 2010 compared to 10.6% and 11.2% of sales, respectively, in the corresponding periods last year. The increase in the operating wage ratio was primarily due to deleverage from increased promotional discounts, higher production hours in an effort to meet shipment demand for key accounts, as well as additional labor hours associated with the expansion of our Sulphur Springs, Texas, manufacturing facility.

Other Operating Expenses
     More than 92% of other operating expenses (“operating expenses”) occurred in the restaurant segment in the third quarters of fiscal 2010 and fiscal 2009. The most significant components of operating expenses were utilities, restaurant marketing and advertising, restaurant supplies, repair and maintenance, rent, nonincome taxes and credit card processing fees. Consolidated operating expenses were 15.8% of sales in the third quarter of fiscal 2010 and 16.2% of sales through nine months of fiscal 2010 compared to 15.8% and 16.3% of sales, respectively, in the corresponding periods last year.
     In the restaurant segment, operating expenses were 18.4% of sales in the third quarter of fiscal 2010 and 18.6% of sales through nine months of fiscal 2010 compared to 18.4% and 18.7% of sales, respectively, in the corresponding periods last year. The deleverage impact from lower same-store sales was offset by lower utilities, advertising and supplies expenses.
     In the food products segment, the operating expenses ratio was 5.5% of sales in both the third quarter and through nine months of fiscal 2010 compared to 4.7% and 5.1% of sales, respectively, in the corresponding periods last year. The increase in the operating expense ratio was due to deleverage from increased promotional discounts, as well as additional expenses associated with the expansion of our Sulphur Springs, Texas, manufacturing facility. In the third quarter of fiscal 2009, other operating expenses included the negative impact of $0.4 million in noncash charges for unusable spare parts.
Selling, General and Administrative Expenses
     Consolidated S,G&A expenses were 7.8% of sales in the third quarter of fiscal 2010 and 8.4% of sales through nine months of fiscal 2010 compared to 9.9% and 9.1% of sales, respectively, in the corresponding periods last year. The most significant recurring components of S,G&A expenses were wages and fringe benefits, food products advertising expense and food products transportation costs. Impacting the fiscal 2009 third quarter and year-to-date S,G&A comparisons were the following items:

	Three Months Ended	Nine Months Ended
(in thousands)	Jan. 23, 2009	Jan. 23, 2009
Fixed-asset impairment charges	$6,444	$6,444
Dispute settlement charge	0	$675
Severance & retirement costs	$801	$801
Gains on sale of real estate	$323	$1,033
     In the restaurant segment, S,G&A expenses were 5.4% of sales in the third quarter of fiscal 2010 and 6.2% of sales through nine months of fiscal 2010 compared to 7.8% and 6.8% of sales, respectively, in the corresponding periods last year. The decrease in S,G&A expenses in the third quarter and through nine months of fiscal 2010 was primarily due to the impact of the fiscal 2009 items listed above, as well as $1.3 million and $2.5 million gains, respectively, related to proceeds from corporate-owned life insurance policies, recorded as a reduction in S,G&A expenses in fiscal 2010.
     In the food products segment, S,G&A expenses were 17.3% of sales in the third quarter of fiscal 2010 and 18.2% of sales through nine months of fiscal 2010 compared to 18.7% and 19.8% of sales, respectively, in the corresponding periods last year. The third quarter and year-to-date decrease in the S,G&A ratio reflected the lower cost structure associated with a warehouse distribution system in contrast to our previous direct-store-delivery distribution system.
Goodwill and Other Intangibles Impairment
     We are required for accounting purposes to assess the carrying value of our goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. Based on our consolidated stock valuation relative to our book value, a scaled-back development plan and continued declining same-store sales at Mimi’s, we determined that indicators of potential impairment were present during the third quarter of fiscal 2009. As a result, we performed interim impairment tests of goodwill and intangible assets with indefinite lives in accordance with The Intangibles — Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
     The result of our impairment test of the unamortized Mimi’s business trade name asset indicated that the asset had a fair value of $34.0 million, compared to its carrying value of $45.8 million. This resulted in a pretax impairment charge related to the business trade name of $11.8 million in the restaurant segment in the third quarter of fiscal 2009. The fair value of the business trade name was estimated using the relief-from-royalty method, an income approach to valuation.
     We also performed an interim test to determine if the carrying amount of goodwill was impaired. The results indicated that the carrying value of Mimi’s goodwill of $56.2 million was fully impaired. Therefore, we recorded a pretax goodwill impairment charge in the restaurant segment in the third quarter of fiscal 2009 for the entire $56.2 million. The fair value of the Mimi’s reporting unit was estimated based on a discounted cash flow model using our business plans and projections for Mimi’s as the basis for expected future cash flows. We believe the assumptions used for the impairment test were consistent with those that a market participant would use.
     We also reviewed the Mimi’s restaurant concept asset for impairment in the third quarter of fiscal 2009 in accordance with the Property, Plant and Equipment Topic of the FASB ASC. This asset is being amortized over a 15-year life. The estimated fair value of the restaurant concept, calculated using a relief-from-royalty method, exceeded its carrying value (which was $8.5 million at January 23, 2009) and therefore, no impairment charge was recorded related to this asset.
Interest
     Net interest expense for the third quarter of fiscal 2010 and through nine months of fiscal 2010, compared to the corresponding periods last year, was as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	Jan. 22, 2010	Jan. 23, 2009	Jan. 22, 2010	Jan. 23, 2009

Gross interest expense:
Fixed-rate debt	$2,414	$2,621	$7,399	$7,113
Variable-rate debt	99	596	401	2,535

	2,513	3,217	7,800	9,648
Gross interest income	(2)	(21)	(12)	(133)

Net interest expense	$2,511	$3,196	$7,788	$9,515

     At January 22, 2010, our outstanding debt included $24.8 million on our variable-rate revolving lines of credit and $176.2 million on our fixed-rate unsecured senior notes. The decrease in interest expense was primarily the result of a $69.2 million decrease in our outstanding debt during the first nine months of fiscal 2010 and an $88.6 million reduction over the last 12 months. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1% increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by approximately $0.2 million assuming the $24.8 million outstanding at the end of the third quarter of fiscal 2010 was outstanding for the entire year.
Taxes
     The combined federal and state income tax rate was 30.6% in the third quarter of fiscal 2010 versus (3.5)% a year ago. For the third quarter of fiscal 2009, our effective income tax rate reflected the impact of the $56.2 million goodwill impairment charge (see Note 8), which was not tax deductible.
     Excluding the goodwill impairment charge, we estimate that our effective tax rate would have been 26.6% in the third quarter of fiscal 2009. The lower 2009 rate excluding the goodwill impairment charge was primarily due to the impact of federal tax credits, mainly work-opportunity and FICA tip credits. We anticipate the annual effective tax rate for the entire year of fiscal 2010 to approximate 31.0%. We reevaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.
Liquidity and Capital Resources
     Cash generated from operations was the main source of funds for working capital requirements and capital expenditures in the third quarter of fiscal 2010. Cash and equivalents totaled $19.8 million at January 22, 2010. Our bank lines of credit total $180.0 million, of which $5.8 million is reserved for certain standby letters-of-credit. The remaining $174.2 million of our bank lines of credit is available for liquidity needs, capital expansion and repurchases of Bob Evans common stock. At January 22, 2010, $24.8 million was outstanding on these lines of credit. During the third quarter of fiscal 2010, we repurchased approximately 551,000 shares of our outstanding common stock. The board of directors has authorized the repurchase of approximately 449,000 shares in the fourth quarter of fiscal 2010 in the open market and/or privately negotiated transactions.
     Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing reimage and remodeling programs. Capital expenditures were $41.6 million through nine months of fiscal 2010 compared to $74.2 million in the corresponding period last year. We do not expect to open any new Bob Evans Restaurants in fiscal 2010. However, we planned to rebuild two existing Bob Evans Restaurants in fiscal 2010, both of which have been completed. In fiscal 2010, we expect to open two new Mimi’s — the first opened in the second quarter and the second opened in the third quarter. We expect capital spending to approximate between $55.0 and $60.0 million for all of fiscal 2010. Capital expenditures for fiscal 2009 were $96.0 million.
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
     Winning together as a team means that our entire team must work together in a spirit of collaboration. We must communicate openly and share ideas and BEST practices with one another. We continue to increase our talent in food innovation, marketing, food safety and finance to help us meet the challenges of growing our top line and improving profitability. We believe these changes have put the right people in place to help us unlock the national potential of our regional brands and position both of our segments to execute our growth strategy.
     We have also made significant changes to our food products business this past year to meet the changing needs of the marketplace and our customers. We moved from the direct-to-store delivery (“DSD”) model to warehouse distribution. The conversion to the warehouse model has allowed us to focus national account teams on our major customers, and we are moving all the leadership roles for our sales organization to Columbus, Ohio. In June 2009, we completed the $16 million, 50,000-square foot expansion at our plant in Sulphur Springs, Texas. This expansion has nearly doubled our square footage in Sulphur Springs, where we produce convenience food products such as a breakfast sandwiches, fully cooked sausage and breakfast tacos for Bob Evans and Owens. The Sulphur Springs expansion has offered us opportunities to look for efficiencies at our Richardson, Texas, plant and to think about the best way to manage these two production facilities as a group. As part of that review, we are realigning the operations team to ensure we have the best level of support for our manufacturing plants. We believe these changes have positioned our restaurant and food products businesses to help meet future growth strategies.
     The second Brand Builder is to consistently drive sales growth. Our highest priority in the restaurant segment is to improve same-store sales. Bob Evans Restaurants experienced a decrease in same-store sales of 4.2% in the third quarter of fiscal 2010. We believe same-store sales at our Bob Evans Restaurants continue to be particularly sensitive to economic conditions in the Midwest, which has been hit especially hard by the downturn in the United States’ economy, the troubled auto industry, increased unemployment and lower home values. Nearly 250 Bob Evans Restaurants are located in Michigan and Ohio where the impact of job losses in the automotive industry (manufacturers and suppliers) could have a material adverse impact on our sales. We do not expect economic conditions in the Midwest to improve significantly in the near term, so we are focused on efforts to protect and grow our market share. We continue to concentrate on customer value initiatives along with product development and innovation. We currently offer more than 30 meals for $5.99 or less at

Bob Evans Restaurants, and we recently introduced three new Biscuit Bowls starting at $6.99, which accounted for more than 4% of our sales mix in the third quarter of fiscal 2010. We have created a new Fit from the Farm menu, which has breakfast, lunch and dinner meals to fit any lifestyle. We have also added two new incremental layers of sales at Bob Evans Restaurants. The first is our catering menu, which we launched at the beginning of December, and the second is our family meals, which feed a family of four.
     At Mimi’s, we experienced negative 8.3% same-store sales in the third quarter of fiscal 2010 in a challenging casual dining environment. At Mimi’s, our sales building programs are driven by our “Power of 10” strategy, which demonstrates the upside to our sales if we can achieve a 10% sales mix in each of the categories of carryout, alcoholic beverage sales, appetizers and desserts. Currently, we are well below 10% in each of these categories with approximately 2% of our sales in desserts and approximately 4% of our sales in each of the other three categories. In late January, we introduced a three-course, fixed price dinner menu designed to drive traffic. For $12.99, guests can get their choice of a starter, Just Enough entrée and a Petite Treat dessert. We continue to add full bars with beer, wine and distilled spirits at Mimi’s as we remodel existing restaurants. Additionally, we are refocusing our marketing efforts to drive sales at Mimi’s. Our marketing initiatives to drive sales include free standing inserts (FSIs) and special offers through our e-club, which has grown its membership from 50,000 members to 400,000 in one year. Online ordering is also now available at all Mimi’s, as well as a new catering menu featuring our to-go party packs.
     In our food products segment, our sales focus is on increasing comparable pounds sold and gaining additional points of distribution. We experienced an increase of 20% in comparable pounds sold in the third quarter of fiscal 2010, due in part to gaining additional points of distribution and more authorizations for sausage products and side dishes. The impact of the increase in comparable pounds sold was offset by a significant increase in promotional discounts provided to retailers, which reduced net sales. The increase in promotional discounts was designed to increase market share and promote brand awareness. We believe our conversion from the DSD model to a warehouse system will allow us to drive sales more profitably by directing our strategies at the customer account level rather than an individual store level. We also expect to gain sales with the introduction of new retail products, including our Wrappers and Stuffers.
     The third Brand Builder is to improve margins with an eye on customer satisfaction. Consistent with our efforts to improve our margins, we continue to move forward with Project BEST Way, which includes the productivity and supply chain cost-savings projects that have benefited our margins throughout the year. We eliminated a total of 600,000 labor hours from our restaurant segment during the third quarter this year. That is in addition to the hours we have eliminated in the previous two years. We are pleased that we have been able to improve our margins through our Project BEST Way programs without sacrificing guest satisfaction. In fact, we reduced guest complaints by 4% compared to the second quarter of fiscal 2010. We are also in the process of introducing our theoretical versus actual food costs programs to continue to drive labor and food cost efficiency.
     Our fourth Brand Builder is to be the BEST at operations execution. We believe a good way to improve our execution is to decrease employee turnover, and we have made significant progress in that area. We have reduced Bob Evans Restaurant hourly turnover from 92% in fiscal 2009 to less than 68% in the third quarter of fiscal 2010, which was just slightly above Mimi’s turnover ratio. We also completed the roll-out of the new point-of sale-system at Bob Evans Restaurants. We expect this system will help us to simplify our order entry, achieve more precise labor scheduling and help control food costs.
     Our fifth and final Brand Builder is to increase returns on invested capital. During fiscal 2010, we brought in new leadership within our real estate and construction group, with more in-house talent for design and concept development, to increase our focus on return on invested capital. We need to improve our restaurant-level economics at both restaurant brands to enable us to begin building restaurants again, as development is an important part of our long-term plan. We are not going to open large numbers of new Bob Evans Restaurants and Mimi’s until projected restaurant-level returns improve. In the meantime, we have shifted our focus from new locations to improving remodel economics. We are currently reevaluating our restaurant remodel program in an effort to ensure that we are using our capital in the most cost-effective manner. Specifically, we are exploring ways to refresh more restaurants with less capital expenditure than our previous remodel program. In December, we reimaged a Bob Evans Restaurant in Westerville, Ohio, with a new front-of-the-house “Taste of the Farm” retail area designed to drive incremental impulse purchases. The retail reimage features a new fresh-baked goods section, a grab-and-go section with sandwiches and salads, and a refrigerated section featuring our food products convenience items. In our food products segment, a study is underway to assess the capacity of our facilities to determine our future needs. We expect to have more information on the results of this study in the fourth quarter of fiscal 2010.

     Beginning in the third quarter of fiscal 2010, we increased our quarterly dividend rate 12.5%, from $0.16 per share to $0.18 per share. Our board of directors authorized a share repurchase program of up to one million shares for this fiscal year, and we utilized slightly more than half of this authorization during the third quarter.
     In summary, we remain focused on the five BEST Brand Builders and continue to implement them with a sense of urgency.
Business Outlook
     Diluted earnings per share for the quarter were $0.58, up from ($1.67) a year ago. The increase in diluted earnings per share is primarily a result of last year’s impairment charges at Mimi’s, discussed in the General Overview section earlier.
     We have reaffirmed our operating income guidance for fiscal 2010. We expect operating income for fiscal 2010 to be in a range of $110.0 to $115.0 million. The outlook for fiscal 2010 includes the impact of a 53rd week, which we estimate will contribute an incremental $31.0 million in net sales and $5.0 million in operating income in the fourth fiscal quarter. We expect consolidated net sales to decrease between 0.5% and 1.0% year-over-year. For the full fiscal 2010 year, we expect Bob Evans Restaurants to experience negative same-store sales of 3.0% to 4.0% and Mimi’s to experience negative same-store sales of 7.0% to 8.0%. We expect the food products segment to experience overall net sales growth of 2.0% to 4.0% for the full fiscal 2010 year.
     We are projecting net interest expense of approximately $10.0 to $11.0 million for all of fiscal 2010. We estimate that our effective tax rate will approximate 31.0% for all of fiscal 2010. We project weighted-average diluted shares outstanding to be approximately 31.0 million for the year.
     We expect capital expenditures to approximate $55.0 to $60.0 million in fiscal 2010, which is significantly below our capital spending in fiscal 2009 of $96.0 million. The decrease is due to the decrease in the number of Bob Evans Restaurants and Mimi’s we expect to open in fiscal 2010. We do not expect to open any new Bob Evans Restaurants in fiscal 2010. However, we planned to rebuild two existing Bob Evans Restaurants in fiscal 2010, both of which have been completed. In fiscal 2010, we opened two new Mimi’s — the first opened in the second quarter and the second opened in the third quarter. We expect depreciation and amortization expense for fiscal 2010 to approximate $83.0 to $85.0 million. Due to the decrease in real estate values resulting from the mortgage crisis and economic environment, we do not expect to realize significant gains on asset sales in fiscal 2010.
     As we move into our fourth fiscal quarter, we expect ongoing macroeconomic conditions to be challenging. The restaurant segment operating margins are expected to be approximately 6.0% to 7.0% for the full fiscal 2010 year. The operating margin estimates include cost of sales improvement from easing commodity costs, mix shifts to higher margin menu items and effective supply chain management, as well as pressure on operating wages from minimum wage increases, partly offset by continued labor efficiencies. The food products team plans to continue to launch innovative new products, add new retailers in high-growth markets and further penetrate the “superstore” retail centers. We anticipate that sow costs will average approximately $42 to $45 per hundredweight in fiscal 2010, with operating margins in the food products segment of approximately 6.0% to 7.0% for the full fiscal 2010 year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.
     At January 22, 2010, our outstanding debt included $24.8 million on our variable-rate revolving lines of credit and $176.2 million of fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1.0% increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by $0.2 million, assuming the $24.8 million outstanding at January 22, 2010, was outstanding for the entire fiscal year.
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
     Although we believe Mimi’s Café properly classified its assistant managers as exempt employees under California law, we elected to resolve the Flores lawsuit through voluntary mediation. The Orange County California Superior Court granted preliminary approval of a settlement in the amount of $1,030,000 in January 2010. We are in the process of contacting the class members and administering their claims.
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
     The following table provides information on Bob Evans purchases of its common stock during the three fiscal months ended January 22, 2010:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid Per Share	Programs	Programs
10/24/09-11/20/09	—	$—	—	1,000,000
11/21/09-12/25/09	281,093	$27.42	281,093	718,907
12/26/09-1/22/10	269,725	$29.27	269,725	449,182
Total	550,818	$28.32	550,818	449,182
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not Applicable
ITEM 5. OTHER INFORMATION.
Not Applicable
ITEM 6. EXHIBITS.

Exhibit No.	Description	Location

10.1	Line of Credit Note from Bob Evans Farms, Inc., an Ohio corporation, to JPMorgan Chase Bank, N.A. dated December 1, 2009	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 4, 2009 (File No. 0-1667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.
By:	/s/ Steven A. Davis
Steven A. Davis
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tod P. Spornhauer*
Tod P. Spornhauer*
Chief Financial Officer (Principal Financial Officer)

March 3, 2010
Date

*	Tod P. Spornhauer has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated March 3, 2010
Bob Evans Farms, Inc.

Exhibit No.	Description	Location

10.1	Line of Credit Note from Bob Evans Farms, Inc., an Ohio corporation, to JPMorgan Chase Bank, N.A. dated December 1, 2009	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 4, 2009 (File No. 0-1667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith