Form 10-K
period 2010-04-30
EVANS BOB FARMS INC
filed 2010-06-29
CIK 33769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010
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
                                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 23, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $843,357,008 based on the closing sale price as reported on the NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 25, 2010

Common Stock, $.01 par value per share	30,605,080 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on September 13, 2010	Part III

PART I
Item 1. Business.
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows Years ended April 30, 2010; April 24, 2009; and April 25, 2008
Notes to Consolidated Financial Statements
SIGNATURES
EX-3.1
EX-10.3
EX-10.5
EX-10.23
EX-10.24
EX-10.25
EX-10.31
EX-10.32
EX-10.36
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Business.

In this Annual Report on Form 10-K, we use the terms “Bob Evans,” “company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries.

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written or oral statements that we make from time-to-time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this Annual Report on Form 10-K, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K, that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in this Annual Report on Form 10-K under the heading “Item 1A — Risk Factors.” We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures we make in our filings with the Securities and Exchange Commission should also be consulted.

The following description of our business should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Background

We are a full-service restaurant company that operates two restaurant concepts — Bob Evans® Restaurants and Mimi’s Cafés®. We are also a leading producer and distributor of pork sausage and complementary homestyle convenience food items. Our business began in 1948 when our founder, Bob Evans, began making sausage on his southeastern Ohio farm to serve at his 12-stool diner. Our business grew from there, and we became a publicly traded company in 1963. Our current company was incorporated in Delaware in 1985 as the successor to the original company, which was incorporated in Ohio in 1957. We expanded our business by acquiring Owens Foods, Inc. (then known as Owens Country Sausage, Inc.) in 1987 and SWH Corporation, which does business as Mimi’s Café®, in July 2004.

We have a 52 or 53-week fiscal year that ends on the last Friday in April. When we refer to fiscal 2010, fiscal 2009 and fiscal 2008, we are referring to our fiscal years that ended on April 30, 2010, April 24, 2009, and April 25, 2008, respectively. All years presented were comprised of 52 weeks, except fiscal 2010, which had 53 weeks.

The following table contains information regarding revenues, operating profit and identifiable assets of our restaurant business and food products business for each of our last three fiscal years.

	Fiscal Year
	2010	2009	2008
	(Dollars in thousands)

Sales:
Restaurant Operations	$1,411,092	$1,439,090	$1,445,034
Food Products	351,891	349,273	331,060

	1,762,983	1,788,363	1,776,094
Intersegment Sales of Food Products	(36,179)	(37,851)	(39,068)

Total	$1,726,804	$1,750,512	$1,737,026

Operating Income:
Restaurant Operations	$85,144	$12,796	$78,686
Food Products	21,270	15,571	28,554

Total	$106,414	$28,367	$107,240

Identifiable Assets:
Restaurant Operations	$958,311	$1,020,298	$1,086,453
Food Products	116,639	116,729	102,367

	1,074,950	1,137,027	1,188,820
General corporate assets	34,207	27,148	30,398

Total	$1,109,157	$1,164,175	$1,219,218

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

We believe we can achieve our vision and mission by following a set of principles we refer to as our BEST® (Bob Evans Special Touch) Brand Builders:

1. Win Together as Team — Our entire team must work together in a spirit of collaboration. We must communicate openly and share ideas and BEST® practices with one another. We are committed to recognizing outstanding performance with pay incentives.

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

4. Be the BEST® at Operations Execution — We are committed to producing the highest-quality products and following the highest food safety standards. We must deliver outstanding customer service every day and fix the problems that make our customers unhappy. We must also ensure employee satisfaction while driving operational efficiency and productivity.

5. Increase Returns on Invested Capital — We must generate a good return on the money we spend. Each business in the Bob Evans Farms family must earn the right to receive funding by generating a favorable return on the money our company invests in it. All of our employees must think and act like owners of our business.

Our Restaurant Concepts

As of April 30, 2010, we owned and operated 569 Bob Evans Restaurants and 146 Mimi’s Cafés, with no franchising. Through our two restaurant concepts, we offer our customers a unique dining experience by serving a variety of high-quality, reasonably priced breakfast, lunch and dinner items in family-friendly settings.

Bob Evans Restaurants

Our vision for Bob Evans Restaurants is to be nationally recognized as a premier restaurant company in all markets in which we compete. Our mission is to be our customers’ favorite restaurant by giving them our BEST (Bob Evans Special Touch)®...one customer at a time. Bob Evans Restaurants are founded on quality, homestyle food and friendly service. The concept is positioned as “The Home of Homestyle®” featuring “Farm Fresh Goodness®” that brings families together. Bob Evans Restaurants feature a wide variety of comfort foods inspired by our homestead heritage, such as Bob Evans sausage gravy and chicken pot pie.

Breakfast entrées are served all day and feature traditional favorites such as sausage, bacon, eggs and hotcakes, as well as specialty offerings like crepes and stuffed French toast. We also offer a wide variety of lunch and dinner entrées, including a full line-up of Big Farm Salads® and signature dinner items, such as country fried steak and slow-roasted turkey. During fiscal 2010, we added a number of new items to our menu from our innovation pipeline, including several varieties of Deep Dish Pastas® and Farm-Fresh Wraps®. Our expanded “Fit from the Farm®” menu offerings, such as Apple-Cranberry Spinach Salad and Chicken, Spinach & Tomato Pasta, provide guests who are following a 2,000 calorie daily diet with the option of eating three balanced meals a day at Bob Evans Restaurants.

Bob Evans Restaurants feature an inviting atmosphere inspired by our Ohio farm heritage. The atmosphere evokes images of a classic, timeless country home. Most traditional Bob Evans Restaurants range in size from approximately 3,600 to 6,500 square feet while our larger Bob Evans Restaurants & General Stores are approximately 9,800 square feet, with an approximate average of 150 seats. It costs approximately $2.3 million to build a new Bob Evans Restaurant, including the land. We are in the process of developing and refining a new prototype Bob Evans Restaurant, as well as a remodeling program for our existing restaurants that is based upon the new prototype, as discussed in more detail in “Restaurant Locations and Expansion” below.

We believe our Bob Evans Restaurants draw people who want a wholesome meal at a fair price in an alcohol-free, family-friendly atmosphere. Our average annual store sales were $1.7 million per Bob Evans Restaurant in fiscal 2010. Average per-guest checks for fiscal 2010 for breakfast, lunch and dinner were $7.76, $8.33 and $8.54, respectively, for an average of $8.20 for all day parts. Depending on each location’s business patterns, Bob Evans Restaurants are generally open from 6 a.m. or 7 a.m. until 9 p.m. or 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday at some locations. During fiscal 2010, breakfast, lunch and dinner accounted for 32 percent, 37 percent and 31 percent, respectively, of total Bob Evans Restaurant revenue. Sales on Saturday and Sunday accounted for approximately 39 percent of a typical week’s revenue during fiscal 2010.

We aim to “Consistently Drive Sales Growth” by continuing to implement strategies to build Bob Evans Restaurants’ carryout sales. We have increased marketing of our carryout offerings, including our family meals and take-home holiday family feasts. During fiscal 2010, Bob Evans Restaurants introduced a new catering menu offering a wide array of breakfast, lunch and dinner items. Bob Evans Restaurants’ carryout and catering business accounted for approximately eight percent of the concept’s total fiscal 2010 revenues. To increase our carryout and catering business in fiscal 2011, we will continue to feature carryout offerings in our marketing efforts, especially our new “Family Meal Deals.” We also plan to introduce on-line ordering for Bob Evans Restaurants during fiscal 2011.

We offer retail gifts, food items and other novelties for sale on a limited basis in the Corner Cupboard® areas located inside most of our traditional Bob Evans Restaurants and on a much larger scale in our seven Bob Evans Restaurants & General Stores®. During fiscal 2010, we continued to improve our selection of retail products by offering more food and other branded items consistent with our brand positioning and homestead heritage.

Mimi’s Cafés

Mimi’s is a casual dining concept positioned as “The All Day Fresh Café.®” Mimi’s colorful French-cottage themed buildings offer guests a place to relax and connect while enjoying freshly prepared meals. The concept combines elements of an upscale casual experience with broad everyday appeal. The cuisine has a touch of “gourmet Francais,” featuring breakfasts, lunches and dinners inspired by the fresh, seasonal dishes and effortless style of the French Countryside. The menu includes a variety of American and ethnic cuisine categories, including:

•	“Café Classics” featuring signature items such as our Chicken Pot Pie and Oven Fresh Pot Roast;

•	“Gourmet Francais” featuring French-inspired dishes such as quiches, French Country Brie Salad and Chicken Cordon Bleu; and

•	“Fresh & Fit®” featuring items with 650 calories or less.

We believe that Mimi’s high-quality food, broad menu, exceptional service, unique atmosphere and affordable average check make the concept attractive to a broad demographic range. We believe that the concept is particularly appealing to women, and we are focusing Mimi’s menu, atmosphere and marketing to attract more female guests.

All Mimi’s offer a selection of high-quality beer and wine. We continue to expand the selection of alcoholic beverages to satisfy guest demand, and in turn, increase alcohol sales and boost profit margins. During fiscal 2010, we added distilled spirits to our beer and wine service at eight existing and two new Mimi’s. We intend to include beer, wine and distilled spirits in all new Mimi’s, subject to our ability to obtain the required liquor licenses and permits. As of the end of fiscal 2010, 90 Mimi’s featured expanded alcoholic beverage service compared to 56 stores that featured only beer and wine.

Mimi’s restaurants are visually appealing and resemble a French country home with dormer windows, gabled roofs, stone walls and bright awnings. The interior of each restaurant, inspired by Southern European bistros, incorporates a warm base of stone floors, brick walls and rough-hewn beamed ceilings. Each restaurant contains distinct dining environments that provide our guests with a variety of dining atmospheres, including a French bistro-themed room, an outdoor patio, and a winery-themed room, which can be used for private parties. Most Mimi’s restaurants range in size from 6,000 to 7,000 square feet.

The current prototype is an approximately 6,500 to 6,800 square-foot building with an approximate average of 240 seats. It costs approximately $2.8 million to build a new Mimi’s, excluding the land.

Mimi’s average annual unit sales in fiscal 2010 were approximately $2.9 million. Average per-guest checks for fiscal 2010 for breakfast, lunch and dinner were $9.68, $10.23 and $12.07, respectively, for an average of $10.72 for all day parts. Sales of alcoholic beverages accounted for approximately 4 percent of Mimi’s sales in fiscal 2010. Mimi’s is open from 7 a.m. to 11 p.m., with breakfast being served all day. During fiscal 2010, breakfast, lunch and dinner accounted for approximately 22 percent, 40 percent and 38 percent, respectively, of Mimi’s total revenue. Sales on Saturday and Sunday accounted for approximately 38 percent of a typical week’s revenue during fiscal 2010.

We aim to “Consistently Drive Sales Growth” by continuing to implement strategies to build Mimi’s carryout sales. We have increased marketing of our carryout offerings, including our take-home holiday family feasts. During fiscal 2010, Mimi’s introduced on-line ordering and a new catering menu offering a wide array of breakfast, lunch and dinner items. Mimi’s carryout and catering business accounted for approximately 4 percent of the concept’s total fiscal 2010 revenues.

We own and operate SWH Custom Foods, an approximately 25,000 square-foot prep kitchen in Fullerton, California, that prepares signature muffin mixes, dressings, sauces and soups for Mimi’s and third-party restaurants. By producing approximately 40 to 45 different items, SWH Custom Foods allows Mimi’s to maintain a consistent flavor profile and efficiently produce an extensive menu of freshly prepared, high-quality items. We believe that our third-party services validate the quality of SWH Custom Foods’ operations and enable us to profitably drive incremental sales and utilize excess capacity with minimal additional capital commitment.

Restaurant Management

We believe that high-quality restaurant management is critical to the success of our restaurant concepts. We must “Be the BEST at Operations Execution” to keep our customers satisfied. Our restaurant management structure varies by concept and restaurant size.

Our restaurant segment management structure is organized to drive top-line growth and bottom-line profitability. Each restaurant concept has a president and chief concept officer. The chief concept officers focus their efforts on the overall growth and development of the concepts, with particular focus on increasing sales, new restaurant development and concept evolution.

We also have a president and chief restaurant operations officer, who is responsible for building a sales, service and people-first culture that delivers “BEST in class” results. The president and chief restaurant operations officer leads the Bob Evans Restaurant and Mimi’s operations teams, and oversees restaurant development and construction in close cooperation with the chief concept officers. The president and chief restaurant operations officer also leads our Operations Services group, which develops “one BEST way” solutions by standardizing operations processes across both restaurant concepts and ensuring that all new procedures and tools are “restaurant ready.” The Operations Services team also leads our BEST University program, which includes the Operations College we launched during fiscal 2010. Operations College is intended to bolster our people capability by providing training on a variety of operations topics such as situational leadership and food safety.

At Bob Evans Restaurants, “we treat strangers like friends and friends like family.” Each Bob Evans Restaurant employs approximately 50 to 90 hourly employees and is led by a general manager and two to three assistant managers, depending on the size, location and sales volume of the restaurant. Bob Evans Restaurant general managers report to an area coach who oversees approximately eight restaurants. The area coaches report to a vice president — head coach or a region coach. Each vice president — head coach is responsible for approximately 14 area coaches, whereas each region coach is responsible for approximately seven area coaches. Bob Evans Restaurants are visited regularly by all levels of management to ensure they are functioning well and adhering to the concept’s standards.

Mimi’s complements fine food with service that emphasizes our high standards, core values and attention to detail. Each Mimi’s employs approximately 100 to 125 hourly employees and is led by a general manager and two to three assistant managers, depending on the size, location and sales volume of the restaurant. Mimi’s general managers report to a market coach, who reports to a head coach, who in turn reports to a vice president of operations. In fiscal 2010, we classified one assistant manager as a sales manager at each Mimi’s location. The sales managers are dedicated to “Consistently Driving Sales Growth” by driving sales of beverages, appetizers and desserts, as well as promoting quarterly sales programs such as happy hours, catering, take-home holiday feasts and gift cards.

During fiscal 2010, we “Improved Margins with an Eye on Customer Satisfaction” by focusing on ways to improve labor and food costs. We eliminated approximately three million labor hours from the restaurant segment during fiscal 2010 (on a 52-week basis) while improving our guest satisfaction scores at both concepts. Bob Evans Restaurants and Mimi’s eliminated approximately two million and one million labor hours, respectively, by improving labor forecasting and scheduling. We also reduced hourly employee and management turnover at Bob Evans Restaurants. Additionally, we deployed technological solutions to improve efficiency, including a computerized point-of-sale system and an actual versus theoretical food cost program at Bob Evans Restaurants, and a labor scheduling tool at both restaurant concepts.

Restaurant Locations and Expansion

As of April 30, 2010, Bob Evans Restaurants (including Bob Evans Restaurants and General Stores) were located in 18 states, primarily in the Midwest, mid-Atlantic and Southeast, and Mimi’s Cafés were located in 24 states, primarily in California and other western states. The following table sets forth the number, concept and location of our restaurants as of the end of fiscal 2010:

Restaurants in Operation at April 30, 2010

	Bob Evans	Mimi’s	Total
	Restaurants	Cafés	Restaurants

Alabama		1	1
Arizona		12	12
Arkansas		2	2
California		58	58
Colorado		8	8
Delaware	7		7
Florida	49	11	60
Georgia		2	2
Illinois	16	3	19
Indiana	59		59
Iowa		1	1
Kansas	3	2	5
Kentucky	23	1	24
Maryland	28	3	31
Michigan	51		51
Missouri	24	2	26
Nebraska		1	1
Nevada		5	5
New Jersey	3		3
New Mexico		1	1
New York	8		8
North Carolina	11	5	16
Ohio	194	3	197
Oklahoma		2	2
Pennsylvania	39		39
South Carolina	4	1	5
Tennessee	3	3	6
Texas		11	11
Utah		4	4
Virginia	17	4	21
West Virginia	30		30

TOTAL	569	146	715

We strive to continuously “Increase Returns on Invested Capital.” Each business segment must earn the right to receive additional capital. We believe that we have to expand our restaurants with a focus on the quality, not just the quantity, of openings. Future restaurant growth depends on a variety of factors, including:

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

We have slowed the expansion of Bob Evans Restaurants dramatically over the past few years. In fiscal 2010, we did not open any new Bob Evans Restaurants, compared to one in fiscal 2009 and two in fiscal 2008. We expect to build three new Bob Evans Restaurants during fiscal 2011, and we also plan to rebuild two existing Bob Evans Restaurants. We plan to locate the three new Bob Evans Restaurants in high-traffic retail areas or near major interstate highways located in existing markets to deepen the concept’s penetration in successful trade areas. We do not intend to substantially increase the construction of new Bob Evans Restaurants until we improve “restaurant level economics” by increasing our sales, lowering our labor, purchasing and construction costs, and increasing our margins and profitability.

We locate Mimi’s in convenient, high-traffic areas in new and existing regional markets that we believe will support the concept. The casual dining segment has been hit particularly hard by the economic recession, and we have significantly reduced our development plans for Mimi’s. During fiscal 2010, we opened two new Mimi’s, compared to 12 in fiscal 2009 and 17 in fiscal 2008. The reduction in development is largely due to challenging economic conditions, sub-prime mortgage issues, lower home values and increasing unemployment rates, especially in regions of the country such as California, Florida, Arizona and Nevada, which account for approximately 70 percent of Mimi’s sales. In light of these economic factors and Mimi’s continued negative same-stores sales, we do not believe that our average new store volumes generate a level of return on our development costs that justifies significant expansion of Mimi’s. We do not intend to substantially increase the construction of new Mimi’s until the economy improves and we are able to improve “restaurant level economics” by increasing our sales, lowering our labor, purchasing and construction costs, and increasing our margins and profitability. As a result, we do not expect to open any new Mimi’s in fiscal 2011.

We continually assess all of our existing restaurants under a program to determine whether any restaurants should be (1) rebuilt, (2) relocated, (3) remodeled or (4) retired. During fiscal 2010, we retired one underperforming Bob Evans Restaurant. We closed a Mimi’s for the first time during the first quarter of fiscal 2011 by not renewing an expiring lease. We believe these closures strengthened our restaurant portfolio by improving overall returns and freeing up resources for other uses.

We believe that we must invest capital in our existing restaurants to ensure that they are safe, well-maintained and appealing to our guests in order to increase customer satisfaction and same-store sales. We select restaurants and determine the level of investment based upon the return on the investment we expect to generate through increases in sales and profitability. We have established “hurdles” for the expected rate of return on invested capital which must be met before a restaurant is remodeled or rebuilt. A “rebuild” occurs when we replace an existing restaurant by constructing a new restaurant at the same site or a nearby site. Remodels range from minor décor updates in existing restaurants to more substantial changes to décor, fixtures, equipment, layout and external appearance.

We believe we must innovate and change the way people think about Bob Evans Restaurants by ensuring that the concept is relevant to our family-first growth target. During fiscal 2010, we rebuilt two Bob Evans Restaurants. The rebuilt Bob Evans Restaurant in Xenia, Ohio is based upon a new prototype that reflects a contemporary twist on the imagery and feel of the original Bob Evans family farm in Rio Grande, Ohio. It features a new color palette, flat screen televisions, free wireless Internet access, an “eat-in kitchen,” a variety of flexible dining spaces, and a large farmhouse table which serves as a gathering spot for families and friends.

We remodeled 15 Bob Evans Restaurants during fiscal 2010. The remodeled Bob Evans Restaurant in Westerville, Ohio features the interior design elements of the Xenia, Ohio prototype, as well as a new “Taste of the Farm®” retail and carryout area. We developed Taste of the Farm® to reenergize growth through new sales layers that elevate the brand experience. Taste of the Farm® includes:

•	an expanded carryout area to make purchasing carryout meals quick and easy;

•	a bakery featuring Bob Evans Restaurants’ signature breads and new freshly baked menu items, such as cookies and seasonal muffins;

•	a “grab and go” section offering a variety of entrées such as Big Farm Salads and Farm Fresh Wraps, as well as side items such as fruit and yogurt parfaits;

•	a selection of our Bob Evans® brand retail food products; and

•	a newly designed retail area featuring delicious farm flavors, including Taste of the Farm® fruit preserves and baking mixes.

We believe the prototype-inspired design and Taste of the Farm® elements of the Westerville, Ohio Bob Evans Restaurant improve the guest experience and the appeal of the Bob Evans Restaurant brand. Based upon the sales performance of this project, we expect to remodel or rebuild the majority of our existing Bob Evans Restaurants within the next five years to varying degrees in order to include Taste of the Farm® and to reflect certain design elements of the Xenia and Westerville, Ohio restaurants. As part of this plan, we expect to remodel 40 to 50 and to rebuild two existing Bob Evans Restaurants during fiscal 2011. This will include remodeling existing Bob Evans Restaurants in a single geographic market, which will allow us to develop a “model market” to efficiently market the revised presentation of the Bob Evans Restaurant concept and test its performance.

During fiscal 2010, we remodeled four Mimi’s, three located in southern Arizona and one in southern California. The remodeled locations in Arizona featured a remodel package aimed to revitalize and reposition the concept to create a distinct, niche market focused on attracting “Generation X” female guests (i.e., born between 1961 to 1981). The remodel package includes:

•	an enhanced bar area with expanded alcohol service;

•	a new color palette and updated décor inspired by French bistros and the concept’s positioning as the All Day Fresh Cafe®;

•	a dedicated carryout area to drive off-premise sales; and

•	a bakery featuring Mimi’s signature muffins and other freshly-baked pastries and desserts.

We expect to remodel approximately ten Mimi’s in fiscal 2011, depending upon the performance and profitability of the new remodel package. This will include existing Mimi’s located in a single geographic market, which will allow us to develop a “model market” to efficiently market the revised presentation of the Mimi’s concept and test its performance.

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

Our restaurant operating margins are subject to changes in the price and availability of food commodities. Prices for many of the food and other commodities we buy for our restaurants fluctuated significantly during fiscal 2010. Our operating margins are also affected by changes in the price of utilities, such as natural gas upon which many of our restaurants depend for their energy supply.

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

Our Food Products Division manufactures sausage products for both of our restaurant concepts, which are distributed to our restaurants by third parties. Third parties distribute food and inventory items to our Bob Evans Restaurants once or twice a week. Our distributors purchase products from the suppliers we specify, at the prices we negotiate, and distribute them to our Bob Evans Restaurants on a cost-plus basis. During fiscal 2010 Bob Evans Restaurants received supplies from one of two primary distributors, Mattingly Foods, Inc. and Gordon Food Service, Inc.

SWH Custom Foods (Mimi’s in-house prep kitchen) prepares muffin mixes, dressings, sauces and soups for all Mimi’s. These items and other products are distributed to Mimi’s by third parties approximately twice per week. Produce, breads and dairy items are generally delivered to each Mimi’s four to five times per week to ensure freshness. During fiscal 2010, Mimi’s received supplies from PFG Customized Distribution, a national food distributor.

Although a limited number of distributors furnish inventory items to our restaurants, we believe other distributors can readily provide this inventory. We have not experienced any material or continued shortage of the products distributed by any third parties.

During fiscal 2010, we collected bids for distribution to our entire restaurant system and awarded contracts to Gordon Food Service, Inc. and Meadowbrook Meat Company, Inc. We expect this arrangement to result in improved distribution efficiency, consistent pricing for both restaurant concepts, and lower costs as we leverage the combined volume of Bob Evans Restaurants and Mimi’s.

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

Advertising and Marketing

We spent approximately $31 million on restaurant advertising and marketing during fiscal 2010. Most of our advertising budget was spent on television, radio, print and outdoor advertising for Bob Evans Restaurants. We focus our advertisements on new Bob Evans Restaurant menu items and the concept’s position as “Home of Homestyle®” and our focus on offering “Farm Fresh Goodness®” that brings families together. Our fiscal 2010 advertising campaigns featured new menu offerings from our innovation pipeline. We also remained focused on our digital marketing efforts by utilizing BE-Mail®, Facebook and Twitter, as well as the Bob Evans Web site. We also distribute coupons and support in-store merchandising, menus, kids’ marketing programs, and local store marketing. For example, we support the openings of new and rebuilt stores with a special “Rise and Shine” grand opening celebration attended by members of our Bob Evans Restaurant leadership team.

Traditionally, Mimi’s relied on word-of-mouth and local store marketing rather than traditional advertising media. During fiscal 2010, we significantly expanded Mimi’s marketing efforts. These new marketing efforts included in-store merchandising, bounce-back coupons, targeted mailings and digital media, such as the expansion of the Mimi’s Café E-Club, targeted cable television commercials on a regional basis and the relaunch of the Mimi’s Café Web site. In fiscal 2011, Mimi’s will focus its advertising efforts on digital media.

Research and Development

Research and development expenses for our restaurant operations have not been material. As part of our effort to “Consistently Drive Sales Growth,” we continuously test food items to identify new and improved menu offerings to appeal to our existing customers, satisfy changing eating trends and attract new customers. We maintain 18-month product development pipelines for both of our restaurant concepts. These pipelines are focused on creating and introducing innovative items, as well as enhancements to existing offerings.

In order to keep our menus fresh and appealing to our guests’ taste preferences, our product development is concentrated on creating appealing menu offerings that are consistent with the positioning of each brand, as well as quality enhancements to some of our best-selling items. Product development for Bob Evans Restaurants focuses on homestyle offerings with a unique Bob Evans twist, whereas Mimi’s develops products made with freshly prepared items consistent with its positioning as the “All Day Fresh Café®.”

Competition

The restaurant industry is highly competitive. There are many different segments within the restaurant industry, distinguishable based on the type of food, food quality, service, location, associated price-to-value relationship and overall dining experience. We have positioned our Bob Evans Restaurants in the family dining segment and our Mimi’s in the casual dining segment. We must “Be the BEST at Operations Execution” to effectively compete for customers’ “share of stomach.”

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

Food Products Operations

Our vision for our food products business is to be a BEST in class food business with a portfolio of convenient meal solutions that meet consumer needs driven by innovation and strong retail partnerships. We offer a wide variety of quality, homestyle food products to retail and foodservice customers. We sell our retail food products under the Bob Evans® and Owens® brand names. We believe our food products provide convenient meal solutions that uphold our high-quality standards and unique farm-fresh taste. Our food products include approximately 100 varieties of fresh, smoked and fully cooked pork sausage and hickory-smoked bacon products. We also offer approximately 100 complementary, convenience food items in the refrigerated and frozen areas of grocery stores such as mashed potatoes, macaroni and cheese, microwaveable sandwiches and slow-roasted main dish entrées.

During fiscal 2010, we refined our product innovation pipeline for foodservice products and introduced approximately 30 new retail food products, including an assortment of Bob Evans Wrappers® (sausage wrapped in dough) and Bob Evans Stuffers® (biscuits stuffed with a variety of fillings). Pounds sold from comparable products were up seven percent, with overall food products net sales up 1.4 percent, in fiscal 2010 compared to fiscal 2009. Our refrigerated mashed potatoes and macaroni and cheese side dishes continue to grow as a percentage of our food products volume. We will continue to “Consistently Drive Sales Growth” through new product development and enhancing existing items to address changing consumer demands.

Production

We produce food products in our seven manufacturing facilities. We produce fresh sausage products at our plants located in Galva, Illinois, Hillsdale, Michigan, Richardson, Texas and Xenia, Ohio. Our Bidwell, Ohio plant produces both fresh and fully cooked sausage products. Our Sulphur Springs, Texas and Springfield, Ohio plants produce ready-to-eat products, such as sandwiches, soups and gravies. We also operate a distribution center in Springfield, Ohio.

We have made efforts to “Increase Returns on Invested Capital” by implementing a plant rationalization program to ensure we are positioned for future growth. The program is geared to identify operational gaps and opportunities to improve production efficiencies. As part of this program, we completed an expansion of our Springfield, Ohio distribution center in fiscal 2008 at a cost of approximately $9 million. During fiscal 2010, we completed an approximately $16 million expansion of our Sulphur Springs, Texas facility to add more capacity to produce fully cooked products. We also “Increased Returns on Invested Capital” in fiscal 2010 by continuing to improve boneless meat yields at our fresh sausage manufacturing plants. During fiscal 2011, we plan to reduce our production costs though the implementation of process improvements at our manufacturing plants.

We strive to “Be the BEST at Operations Execution” by always focusing on food safety. We follow a Hazard Analysis and Critical Control Points (“HACCP”) program at each of our manufacturing plants. HACCP is a comprehensive system developed in conjunction with government agencies to prevent food safety problems by addressing physical, chemical and biological hazards. We use HACCP to identify potential safety hazards so that key actions can be taken to reduce or eliminate risks during production. We also have a team dedicated to food safety and quality assurance. During fiscal 2010, all of our manufacturing plants and our Springfield, Ohio, distribution center earned certification through the British Retail Consortium (BRC) Global Standard for Food Safety.

We use third parties to manufacture or “co-pack” all of the Bob Evans® and Owens® products that are not produced in our own facilities. These co-packed items include our mashed potatoes, macaroni and cheese, and some meat items. At the end of fiscal 2010, we used approximately 26 third parties to manufacture food products for us.

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

Although our Bob Evans® brand mashed potatoes are only available on a limited basis in some parts of the country, we believe it is the leading brand of refrigerated mashed potatoes in the United States. Our goal is to “Consistently Drive Sales Growth” by leveraging our strong share position to secure additional retail store business and gain more market penetration. We also believe strong brand awareness is critical in maintaining and securing valuable retail shelf space and will provide a strong platform for introducing product line extensions and new products.

Before the elimination of intercompany sales to our restaurants, retail sales accounted for approximately 88 percent of our fiscal 2010 food products business, with foodservice sales comprising approximately 9 percent and sales to our restaurants comprising approximately 3 percent. Our sales force, which consists of our national account teams and third party food brokers, sells our food products to a number of leading national and regional retail chains. A relatively small number of customers accounts for a large percentage of our sales. For fiscal 2010, our largest 10 accounts represented approximately 60 percent of our total food products sales, with Wal-Mart Stores, Inc. (and its affiliates) and The Kroger Co. each accounting for over 10 percent of our food products segment sales. As part of our effort to “Win Together as a Team,” we maintain national account teams to address the needs of our key retailers on a long-term basis.

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

We sell a variety of products to food brokers who in turn supply the U.S. military, including convenience food items and sausage. Products sold to the military represented less than one percent of our food products volume in fiscal 2010.

In fiscal 2010, we sold our grilling sausage, side dish and frozen breakfast items in the Ontario, Canada area. Less than one percent of our fiscal 2010 revenue is attributable to sales of our food products in Canada or Mexico.

Distribution

We currently supply our customers by shipping products directly to their warehouses for further distribution by the customers to their retail stores. In the past, we supplied customers through our direct-store delivery system, in which members of our route-sales team periodically called on retail stores to purchase products off a delivery truck.

During fiscal 2010, we completed the conversion of our direct-store-delivery system to a warehouse system. Although the conversion to a warehouse system initially resulted in some severance costs and higher slotting fees, we expect it will provide a lower cost structure in the long-term. We also distribute our products through food wholesalers and distributors who primarily service smaller, independent grocers.

At the end of fiscal 2010, Bob Evans® and Owens® brand products were available for purchase in grocery stores in all 50 states, the District of Columbia, and the Ontario, Canada area. Our Owens® brand products were available for purchase primarily in Oklahoma and Texas. Several of our Owens® brand products were also available in parts of Mexico through H.E. Butt Grocery Company (dba HEB Grocery Stores).

We continue to work with retailers in states where there is an opportunity to distribute our products. We will explore expansion prospects with retailers to profitably increase points of distribution. During fiscal 2010, we added approximately 700 new product authorizations (i.e., orders from customers for products they have not ordered from us before).

Sources and Availability of Raw Materials

The most important raw material used in our food products business is live sows, which we depend upon to produce our pork sausage products. We procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in many states and Canada. The live sow market is highly cyclical in terms of the number of sows available and the current market price. During fiscal 2010, there was a significant contraction in the live sow market, and we believe that the sow herd is at its lowest level since the early 1900’s. The live sow market is also dependent upon supply and demand for pork products, as well as corn and soybean meal prices (the major food supply for sows), weather and farmers’ access to capital. In fiscal 2011, we believe our food products segment will continue to be challenged by sow costs that are significantly higher than historical averages, as well as limited supplies of sows. To date, we have not experienced any significant or prolonged difficulty in procuring live sows. We have not traditionally contracted in advance for the purchase of live sows, although we have done so in limited quantities from time-to-time. We have in the past year however entered into some contracts with regard to the purchase of live sows where we have agreed to accept a specific number of truck loads per week with pricing based on the current market price plus yield premiums.

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

Advertising and Marketing

During fiscal 2010, we spent approximately $9.5 million marketing our food products. Our food products marketing programs consist of advertising, consumer promotions and trade promotions. Our advertising activities include television, radio, newspaper and magazine advertisements aimed at increasing brand awareness and building consumer loyalty. Consumer promotions include the distribution of recipes featuring our products and targeted coupons designed to attract new customers and increase the frequency of purchases. Our trade promotions are aimed at providing retail display support and securing additional shelf space. During fiscal 2010, we continued to “Win Together as a Team” and “Consistently Drive Sales Growth” through joint marketing programs to support both Bob Evans Restaurants and Bob Evans Food Products.

Competition

The food products business is highly competitive and is affected by changes in the public’s eating habits and preferences, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry are the quality, flavor and value of the food products offered, advertising and name brand awareness. We believe that we compete favorably with respect to each of these factors. Our competitors include well-established national, regional and local producers and wholesalers of similar products, some of whom have substantially greater financial, marketing and other resources than we have. We also face growing competition from private label sausage products and side dishes. With respect to our sausage products, our major competitors include the sausage products of Johnsonville Sausage LLC and the Sarah Lee Corporation (i.e., Jimmy Dean brand). We believe that sales of our sausage and mashed potato products constitute a significant portion of sales of comparable products in the majority of our core markets.

Productivity — Project BEST Way

We maintain and support a company-wide productivity initiative called Project BEST Way. The objective of Project BEST Way is to achieve efficiencies and productivity in all business units through various initiatives and projects. A number of projects fall within the umbrella of Project BEST Way, including our efforts to control and reduce supply chain costs, reducing restaurant labor costs, and our manufacturing plant process improvement project (i.e., LEAN manufacturing). We believe Project BEST Way supports our annual and five-year strategic plans by leveraging operational productivity with capital allocation to add profit to our bottom line.

Seasonality and Quarterly Results

Our restaurant and food products businesses are subject to seasonal fluctuations. Historically, our highest levels of revenue and net income at Bob Evans Restaurants occurred in the first and second quarters of our fiscal year. Many Bob Evans Restaurants are located near major interstate highways and generally experience increased revenue during the summer travel season. Conversely, Mimi’s business traditionally tends to be slightly lower in the summer months. Holidays, severe weather conditions (such as snow storms, hurricanes, thunderstorms), natural disasters (such as flooding, tornadoes, and earthquakes) and similar conditions may impact restaurant sales volumes in some of the markets in which we operate.

Our food products business is seasonal to the extent that third and fourth quarter sales are typically higher due to increased sales of sausage during the colder months from November through April. We promote our bratwurst and Italian sausage products for outdoor grilling in an attempt to grow volume during the summer months.

Our consolidated quarterly results are significantly impacted by the cost and availability of raw materials, especially live sows. Our consolidated quarterly results are also impacted by the timing of new restaurant openings and remodels and their associated costs. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Trademarks and Service Marks

We have registered trademarks and service marks, including the marks “Bob Evans®” and “Mimi’s Cafe®” for our restaurant business, “Bob Evans®” and “Owens®” for our food products business and “SWH Custom Foods®” for our prep kitchen services, as well as the Bob Evans and Mimi’s Café logos. We maintain a registration program for our marks with the United States Patent and Trademark Office and in certain foreign countries. In order to better protect our brands, we have also registered our ownership of the Internet domain names “www.bobevans.com” and “www.mimiscafe.com.” We believe that our trademarks, service marks, proprietary recipes and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts and food products. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concepts. It may be difficult for us to prevent others from copying elements of our restaurant concepts and food products, and any litigation to enforce our rights would likely be costly.

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

Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wage, meal and rest breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence, paid “sick days” or other paid time off, mandated health benefits for all employees or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and food products operations. Minimum wage increases at the federal level and in California, Ohio, and many other states in which we operated during fiscal 2009 affected the profitability of our restaurant and food products businesses and led to increased menu prices. Various proposals that would require employers to provide paid time off for all of their employees are considered from time-to-time in Congress and various states.

The costs of insurance and medical care have risen significantly over the past few years and are expected to continue to increase. Existing or potential legislation changes, such as proposals to require employers to provide health insurance to all employees, could negatively impact our operating results. The imposition of any requirement that we provide paid time off or health insurance to all employees could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

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

There have been a number of federal, state and local proposals and regulations to require restaurants to provide nutritional information on menus and/or require that restaurants label menus with the country of origin of meal ingredients. For example, our Mimi’s Cafés located in California are subject to a state-wide menu labeling law that became effective on July 1, 2009, and our Bob Evans Restaurant located in Montgomery County, Maryland is subject to a menu-labeling law that becomes effective on July 1, 2010. The national health care reform legislation enacted on March 23, 2010 contains provisions that require restaurants with 20 or more locations to post calorie information on menus and additional nutritional information in writing at the restaurant. The FDA is currently drafting specific regulations which it must implement within one year from the date of passage of the federal legislation. Although the new federal legislation preempts the legislation already enacted in California, Montgomery County, Maryland, and other state and local jurisdictions (e.g., Maine, Massachusetts, New Jersey, Oregon, New York City and Philadelphia), these jurisdictions are requiring compliance with their regulations until the FDA regulations are enacted. We are concerned that the imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. However, we support the implementation of uniform standards across the United States by the FDA, rather than a state-by-state and locality-by-locality approach.

Potential changes in labor laws, including the possible passage of all or parts of the proposed Employee Free Choice Act (“EFCA”), could result in portions of our workforce being subjected to greater organized labor influence. The EFCA, also referred to as the “card check” bill, could impact the nature of labor relations in the United States, specifically, how union elections and contract negotiations are conducted. The EFCA aims to make it easier for unions to form, and employers of unionized employees may face mandatory, binding arbitration of labor scheduling, costs and standards, which could increase the costs of doing business. Although we do not currently have any union employees, EFCA or similar labor legislation could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our ability to service our guests.

Our restaurants and manufacturing plants must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related state statutes. The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state laws, when constructing new restaurants and facilities or undertaking significant remodeling of existing restaurants and facilities, we must make them more readily accessible to people with disabilities. We also must make reasonable accommodations for the employment of people with disabilities. The ADA was amended to significantly expand the categories of individuals who are deemed to have disabilities.

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

As a manufacturer and distributor of food products, we are subject to a number of food safety regulations, including regulations promulgated by the U.S. Department of Agriculture (“USDA”) and the FDA. These agencies enact and enforce regulations relating to the manufacturing, labeling, packaging, distribution and safety of food in the United States. Among other matters, these agencies: enforce statutory prohibitions against misbranded and adulterated foods; establish safety standards for food processing; establish standards for ingredients and manufacturing procedures for certain foods; establish standards for identifying certain foods; determine the safety of food additives; establish labeling standards and nutrition labeling requirements for food products; and enforce regulations to prevent the introduction, transmission or spread of communicable diseases. In addition, various states regulate our operations by: enforcing federal and state standards for selected food products; grading food products; licensing and inspecting plants and warehouses; regulating trade practices related to the sale of food products; and imposing their own labeling requirements on food products. Some of the food commodities we use in our operations are also subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.

Through our sausage manufacturing operations, our food products business is subject to the requirements of the Packers & Stockyards Act (the “P&S Act”). The general purpose of the P&S Act is to: (1) assure fair competition and fair trade practices; (2) safeguard farmers and ranchers; (3) protect consumers; and (4) protect members of the livestock, meat and poultry industries from unfair, deceptive, unjustly discriminatory and monopolistic practices. The P&S Act is administered by the Grain Inspection, Packers & Stockyards Administration (“GIPSA”), which is part of the USDA. Among other requirements, the P&S Act requires meat packers, such as our food products business, to be bonded, provides trust protection for producers in the event they are not paid for livestock by a meat packer, and requires that livestock producers be paid promptly by meat packers for the sale of livestock. Violations of the P&S Act may be resolved through a notice of violation, a stipulation agreement with GIPSA, administrative actions and court actions. During fiscal 2010, we resolved an administrative action filed against us alleging violations of the prompt pay requirements of the P&S Act. The settlement of this matter will not have a material adverse effect on our financial condition or results of operations.

We are subject to federal and state environmental regulations, including various laws concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents. These regulations have not had a material adverse effect on our operations to date. We do not anticipate that compliance with federal, state and local provisions regulating the discharge of materials into the environment, or which otherwise relate to the protection of the environment, will have a material adverse effect upon our capital expenditures, revenues or competitive position.

U.S. federal, state and local laws and regulations are increasingly being enacted to address concerns about the effects that carbon dioxide emissions and other identified greenhouse gases (“GHG”) may have on the environment and climate worldwide. These effects are widely referred to as “Climate Change.” In the U.S., Climate Change legislation is currently pending in Congress and, if enacted, would limit GHG emissions from covered entities through a “cap and trade” system to reduce the quantity of national GHG emissions in accordance with established goals and time lines. One or more of our food processing facilities could be covered by such new legislation. There also has been recent regulatory activity relative to the regulation of GHG emissions by the U.S. Environmental Protection Agency (“EPA”) under the Clean Air Act, including the proposed mandatory reporting of greenhouse gases rule. Additionally, several states already have taken steps to require the reduction of GHGs by certain companies and public utilities, primarily through the planned development of GHG inventories and/or regional GHG cap and trade programs. GHG emissions occur at several points across our operations, including production, transportation and processing. Our compliance with any future legislation or regulation of GHGs, if it occurs, may result in increased compliance and operating costs. It is not, however, possible at this time to predict the structure or outcome of any future legislative or regulatory efforts to address such emissions or the eventual cost to us of compliance. Based on information currently available to us, we believe that compliance with these regulations will not have a material adverse effect on us.

Employees

As of April 30, 2010, we employed 44,086 persons (full and part-time), including 42,741 persons in our restaurant business and 1,345 persons in our food products business. None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe our working conditions and compensation packages are generally comparable with those offered by our competitors. We consider overall relations with our employees to be favorable.

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

The risk factors presented below may affect our future operating results, financial position and cash flows. In addition to the risk factors presented below, changes in general economic conditions, consumer tastes and discretionary spending patterns, demographic trends and consumer confidence in the economy, which affect consumer behavior and spending for restaurant dining occasions and retail purchases in general, may have a material adverse effect on us. Our actual results could vary significantly from any results expressed or implied by any forward-looking statements contained in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission depending upon a variety of factors, including, but not limited to, the following risks and uncertainties:

Our business could suffer if we are the subject of negative publicity or litigation regarding allegations of food-related illnesses.

As a multi-unit restaurant business and food products business, we can be adversely affected by complaints or litigation from consumers alleging illness, injury or other food quality, adverse health effects (including obesity) or operational concerns. Our reputation and business can also be adversely affected by negative publicity resulting from such complaints or litigation. Food-related illnesses may be caused by a variety of foodborne pathogens, such as e-coli or salmonella, and from a variety of illnesses transmitted by restaurant workers, such as hepatitis. Foodborne illness incidents could also be caused by food suppliers and distributors. As a result, we cannot control all of the potential sources of illness that can be transmitted from food. If any person becomes ill, or alleges becoming ill, as a result of eating our food, we may be liable for damages, be subject to governmental regulatory action and/or receive adverse publicity, regardless of whether the allegations are valid or whether we are liable, any of which could have long-lasting, negative effects on our financial position and results of operations.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings in our restaurants could increase our operating costs, affect consumer preferences, increase the likelihood of litigation, and negatively impact our results of operations.

We are concerned about regulations requiring restaurants to provide calorie and other nutritional information on menus and/or in our restaurants. Our Mimi’s Cafés located in California are subject to a state-wide menu labeling law that became effective on July 1, 2009, and our Bob Evans Restaurant located in Montgomery County, Maryland is subject to a menu labeling law that becomes effective on July 1, 2010. The national health care reform legislation enacted on March 23, 2010, contains provisions that require restaurants with 20 or more locations to post calorie information on menus and additional nutritional information in writing at the restaurant. The FDA is currently drafting specific regulations which it must implement within one year from the date of passage of the federal legislation. Although the new federal legislation preempts the legislation already enacted in California, Montgomery County, Maryland, and other state and local jurisdictions (e.g., Maine, Massachusetts, New Jersey, Oregon, New York City and Philadelphia), some of these jurisdictions are requiring compliance with their regulations until the FDA regulations are enacted.

Menu labeling regulations could have an adverse effect on our results of operations and financial condition due to the potential impact on our sales and profitability if the disclosures change guest preferences and menu mix, as well as increased operating costs incurred to comply with these regulations. Moreover, we could become subject to litigation arising from our nutritional disclosures, such as claims that our nutritional disclosures are inaccurate or that our menu offerings are harmful to human health.

The financial performance and results of operations of our food products business could be adversely affected by availability of and price we pay for sows.

The most important raw material used in our food products business is live sows, which we depend upon to produce our pork sausage products. We procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in many states and Canada. The live sow market is highly cyclical in terms of the number of sows available and the current market price. During fiscal 2010, there was a significant contraction in the live sow market, and we believe that the sow herd is at its lowest level since the early 1900’s. The live sow market is also dependent upon supply and demand for pork products, as well as corn and soybean meal prices (the major food supply for sows), weather and farmers’ access to capital. The live sow market has been extremely volatile over the past several years, with our sow costs averaging $42 per hundredweight in fiscal 2010, $45 per hundredweight in fiscal 2009 and $35 per hundredweight in fiscal 2008.

In fiscal 2011, we believe our food products segment will continue to be challenged by sow costs that are significantly higher than historical averages, as well as limited supplies of sows. We estimate our fiscal 2011 sow costs will be in the range of $55 to $60 per hundredweight, compared to $42 in fiscal 2010. Higher sow costs adversely affect the profitability of our food products business, and we cannot assure you that we will be able to pass along any portion to our food products consumers in a timely manner or at all.

Health concerns and government regulations relating to the consumption of trans-fats, pork, beef, chicken and other food products could affect consumer preferences and could negatively impact our results of operations.

Consumer food preferences could be affected by health concerns about the consumption of various types of food, such as trans-fats, pork, beef and chicken. Negative publicity concerning trans-fats related to fried foods and other items, “mad cow” and “foot-and-mouth” disease relating to the consumption of beef and other meat products, “H1N1” or “swine flu” related to pork products, “avian flu” related to poultry products and the publication of government, academic or industry findings about health concerns relating to menu items served by any of our restaurants could also affect consumer food preferences. These types of health concerns and negative publicity concerning our food products may adversely affect the demand for our food and negatively impact our business and results of operations. Additionally, some government authorities are increasing regulations regarding trans-fats, and sodium which may require us to limit or eliminate trans-fats and sodium from our menu offerings and/or food products. For example, our Mimi’s Cafés located in California are subject to a state-wide trans-fat ban which began in 2010. These regulations may require us to switch to higher cost ingredients and may hinder our ability to operate in certain markets.

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

The global economic crisis adversely impacted our business and financial results in fiscal 2010, and a prolonged recession could have a material adverse effect on us in the future.

The restaurant industry is dependent upon consumer discretionary spending. The global economic crisis has reduced consumer confidence to historic lows impacting the public’s ability and desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses in the financial markets, personal bankruptcies and reduced access to credit, resulting in lower levels of guest traffic in our restaurants. If this difficult economic situation continues for a prolonged period of time or deepens in magnitude, our business and results of operation could be materially adversely effected and may result in a further deceleration of the number and timing of new restaurant openings. Continued deterioration in guest traffic and a reduction in the average amount guests spend in our restaurants will negatively impact our revenues. This will result in spreading fixed costs across a lower level of sales, and will, in turn cause downward pressure on our profitability. This could result in asset impairment charges and potential restaurant closures. Future recessionary effects on us are unknown at this time and could have a material adverse effect on our financial position and results of operations.

Certain economic and business factors specific to the restaurant industry and certain general economic factors including unemployment, energy prices and interest rates that are largely out of our control may adversely affect our results of operations.

The results of operations of our restaurant concepts depend upon a number of industry-specific and general economic factors, many of which are beyond our control. The restaurant industry is affected by changes in national, regional and local economic conditions, consumer spending patterns and consumer preferences. Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased unemployment, decreased salaries and wage rates, increased energy prices, inflation, rising interest rates or other industry-wide cost pressures affect consumer behavior and decrease spending for restaurant dining occasions, leading to a decline in our sales and earnings. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have less disposable income and reduce the frequency with which they dine out. This is particularly the case with casual dining concepts like Mimi’s Café because consumers may choose more inexpensive restaurants (such as quick-service restaurants or fast casual dining) when eating outside the home. Unfavorable changes in the factors described above or in other business and economic conditions affecting our customers could increase our costs, reduce traffic in some or all of our restaurants or impose practical limits on pricing, any of which would lower our profit margins and have a material adverse effect on our financial condition and results of operations.

Because many of our restaurants are concentrated in certain geographic areas, there could be a material adverse effect on our operations by regional economic conditions and events.

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

A majority of our Bob Evans Restaurants are located in Ohio and other parts of the Midwest, which makes us particularly sensitive to economic conditions, natural disasters, severe weather and other events in this region. We believe same-store sales at our Bob Evans Restaurants are particularly sensitive to economic conditions in the Midwest, which has been hit particularly hard by the downturn in the United States’ economy, the troubled auto industry, increased unemployment and lower home values. Nearly 250 Bob Evans Restaurants are located in Michigan and Ohio where the impact of job losses in the automotive industry (manufacturers and suppliers) could have a material adverse effect on our sales. Also, because a significant percentage of our Mimi’s are located in California, we are also particularly sensitive to events and developments in that state, such as earthquakes or other natural disasters and energy shortages. We are particularly concerned about Mimi’s sales and profit trends in California, Florida, Arizona and Nevada. These states accounted for approximately 70 percent of Mimi’s sales in fiscal 2010 and have been hit particularly hard by the downturn in the United States’ economy, sub-prime mortgage issues, increased unemployment and lower home values.

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

In fiscal 2010, same-store sales at Mimi’s decreased 7.2 percent and Bob Evans Restaurants’ same-store sales decreased 3.5 percent. Our failure to achieve and maintain positive same-store sales for extended periods of time for either of our restaurant concepts would have a material adverse effect upon our business, results of operations and financial condition.

Our business could suffer if we are the subject of increased litigation regarding personal injuries suffered on our premises, discrimination, harassment or other labor matters.

Employee and customer claims against us based on, among other things, personal injury, discrimination, harassment, wage and hour disputes or wrongful termination may divert our financial and management resources from operating our businesses. Restaurant companies have been the target of class actions and other lawsuits alleging, among other things, violation of federal and state law. Like many employers, Mimi’s has been faced with allegations of purported class-wide wage and hour violations in California, and we have taken charges related to the settlement of these cases.

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

Although we believe Mimi’s Café properly classified its assistant managers as exempt employees under California law, we elected to resolve the Flores lawsuit through voluntary mediation. The Orange County California Superior Court granted preliminary approval of a settlement in the amount of $1,030,000 in January 2010. We recently completed the administration of claims, and the Orange County Superior Court granted final approval of the settlement on June 10, 2010.

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

We believe Mimi’s has complied with the California wage and hour laws at issue in the Diaz lawsuit. We are evaluating the results of similar proceedings in California and are consulting with advisors with specialized expertise. An unfavorable verdict or a significant settlement could have a material adverse effect on our financial position, cash flows and results of operations.

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

The restaurant industry and the food products industry are subject to various federal, state and local laws and regulations. Compliance with these legal requirements may be more costly than we expect. The failure to obtain and/or retain licenses, permits or other regulatory approvals could delay or prevent the opening of a restaurant and/or the continued operation of a particular restaurant or food products manufacturing facility. Our failure to comply with applicable laws and regulations could also result in fines or legal actions that could adversely affect our business, results of operations and financial position. Significant legal and regulatory issues affecting our business include:

•	employment laws, including minimum wage requirements, overtime pay, meal and rest break requirements, paid “sick days” or other paid time off, unemployment tax rates, discrimination laws, workers’ compensation rates and citizenship and immigration requirements;

•	national health care reform legislation that passed the U.S. Congress in March 2010 and its provisions that will require labeling on restaurant menus, menu boards, and drive-through displays;

•	permit, licensing and other regulatory requirements for the sale of food and alcoholic beverages;

•	health, safety and fire regulations;

•	zoning, land and environmental regulations;

•	sales tax;

•	food safety regulations governing the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States and Canada;

•	laws governing public access and employment for people with disabilities; and

•	state “dram shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

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

The restaurant industry is highly competitive and is affected by changes in the public’s eating habits and preferences, population trends, traffic patterns and weather conditions, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the restaurant industry include the quality and value of the menu items offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image and restaurant locations. Many of our competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources than we have, which may give them competitive advantages. We also compete with many restaurant operators and other retail establishments for site locations and restaurant employees. We expect competition to intensify as our competitors expand operations in our markets and quick-service restaurant chains expand their breakfast offerings. This increased competition could have a material adverse effect on our financial position or results of operations.

The food products business is also highly competitive and is affected by changes in the public’s eating habits and preferences, as well as by local and national economic conditions affecting consumer spending habits. Key competitive factors in the industry include the quality, flavor and value of the food products offered, advertising and name brand awareness. Our competitors include well-established national, regional and local producers and wholesalers of similar products, many of whom have substantially greater name recognition and financial, marketing and other resources than we have, which may give them competitive advantages. We are facing increased competition from private label sausage products and side dishes. We expect competition to intensify in our food products segment as other food companies introduce refrigerated side dishes to compete with our successful mashed potatoes and macaroni and cheese products. This increased competition could have a material adverse effect on our financial position or results of operations.

The price and availability of food, ingredients and utilities used by our restaurants could adversely affect our revenues and results of operations.

Our business is subject to the general risks of inflation. Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, utilities, and other related costs over which we may have little control. Fluctuations in economic conditions, weather and demand, as well as natural disasters can adversely affect the availability, quality and cost of the ingredients and products that we buy. We require fresh produce, dairy products and meat, and therefore are subject to the risk that shortages or interruptions in supply of these food products could develop. Our operating margins are subject to changes in the price and availability of food commodities. For example, during fiscal 2010, the profitability of our food products segment was negatively impacted by supply issues as well as by price volatility including record high sow costs in the fourth quarter, which represent the majority of food products segment cost of sales. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products. Our operating margins are also affected by fluctuations in the price of utilities such as natural gas, whether as a result of inflation or otherwise, on which our restaurants depend for much of their energy supply. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations. In addition, because we provide a moderately priced product, we may not seek or be able to pass along price increases to our guests sufficient to offset cost increases.

Our inability to successfully and sufficiently raise menu and food products prices to offset increased costs could result in a decline in margins.

We utilize price increases for menu offerings and food products to help offset cost increases, including increased costs for wholesale food, raw materials, distribution, minimum wages, employee benefits, construction, fuel, utility, inflation and other costs. During fiscal 2010, we implemented menu price increases at a significant number of Bob Evans Restaurants and Mimi’s Cafés to help offset operating and supply cost increases. Further federal legislation to increase the minimum wage as well as the tip credit wage we pay to certain staff members receiving guest gratuities is probable, and there may be similar increases implemented in other jurisdictions in which we operate or seek to operate. Additional minimum wage increases could have a material adverse effect on our labor costs. Our food products business is also sensitive to sow costs. During fiscal 2010, the profitability of our food products segment was negatively impacted by a significant and rapid increase in sow costs compared to previous years. We believe our food products segment will continue to be challenged by high sow costs in fiscal 2011. We may not be able to anticipate and react to changing costs by adjusting our purchasing practices and prices to sufficiently account for increased costs, especially further minimum wage increases at the federal and/or state level. Also, because we offer moderately priced food, we may not be able to, or we may choose not to, pass along price increases to our customers, which could have a material adverse effect on our business and results of operations.

Our success depends on consumer acceptance of our menu offerings, food products, prices, atmosphere and service procedures.

Our success in creating demand for our restaurant menu offerings and food products is dependent on our ability to continue to accurately predict consumer dining and taste preferences and adapt our menu and food products to trends in food consumption. If customer eating habits change significantly and we are unable to respond with appropriately priced menu offerings and food products, it could have a material adverse effect on demand for our menu offerings and food products, which would result in lost customers and a material adverse effect on our business and results of operations. Our success is also dependent upon our ability to keep the atmosphere of our two restaurant concepts relevant and provide satisfactory customer service. If we change a restaurant concept or customer service technique, we may lose customers who do not prefer the changed concept or customer service technique, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make the concept or technique profitable.

Catastrophic events may disrupt our business and could adversely affect our revenues and results of operations.

We are a highly automated business and rely on our production facilities and our network infrastructure and our Web site for our development, marketing, operational, support, hosted services and sales activities. A disruption, infiltration or failure of these systems or third party hosted services in the event of a major earthquake, fire, power loss, telecommunications failure, cyber attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data.

Our food products business has seven manufacturing plants which we believe have adequate capacity to serve their intended purpose. If we were forced to close or delay production at one or more of these plants due to a natural disaster or significant labor issue, we may be unable to increase production at our other plants in a timely manner, which could have a material adverse effect on our results of operations. Also, Mimi’s Cafés rely on a single site prep kitchen for preparation of substantially all of the concept’s signature muffin mixes, dressings, sauces and soups. Any temporary or permanent disruption in the operation of this facility would affect the ability of Mimi’s to serve the full range of menu offerings or require us to obtain these items from alternative sources, which could have a material adverse effect on our results of operations.

In fiscal 2009, Hurricane Ike and its remnants affected our business operations as hurricane-force winds caused widespread power outages in parts of the Midwest, primarily Indiana, Kentucky and Ohio. These power outages affected power supply to three Mimi’s Cafés located in Kentucky and Ohio, approximately 60 Bob Evans Restaurants located in Indiana, Kentucky and Ohio and our corporate headquarters in Columbus, Ohio. Additionally, our manufacturing plant in Xenia, Ohio temporarily ceased operations as a result of a power outage.

We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

Our food products business is dependent upon a limited number of suppliers for the production of a significant number of items and relies upon a relatively small number of customers for a large percentage of its sales.

Our food products business is dependent upon a limited number of suppliers, and we have not identified secondary suppliers for food products manufactured in our plants. Our prolonged inability to provide products to fill orders in a timely manner would have an adverse effect on both our restaurant and food products businesses and our results of operations. Our food products business also relies upon a relatively small number of customers for a large percentage of its sales. For fiscal 2010, our largest 10 accounts represented approximately 60 percent of our total food products sales, with Wal-Mart Stores, Inc. (and its affiliates) and The Kroger Co. each accounting for over 10 percent of our food products segment sales. Our inability to maintain strong relationships with our key customers could result in a loss of business, which would have a material adverse effect on our food products business and our results of operations.

We are dependent on timely delivery of fresh ingredients by our suppliers.

Our restaurant operations are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat. The cost, availability and quality of the ingredients we use to prepare our food are subject to a variety of factors, many of which are beyond our control. Fluctuations in weather, supply and demand, the economy and political conditions could adversely affect the cost, availability and quality of our ingredients. If the variety or quality of our food products declines due to the lack or lower quality of our ingredients or due to interruptions in the flow of fresh ingredients, customer traffic may decline and negatively affect our sales. We have contracted with third-party distributors for the delivery of food and other products to our restaurants. If these contracts were suddenly and unexpectedly terminated, supply costs could increase and disruptions in distribution could occur during the transition to other third-party distributors.

Our long-term growth strategy depends on opening new restaurants. Our ability to expand our restaurant base is influenced by factors beyond our control, which may further slow restaurant expansion and impair our growth strategy.

We are pursuing a moderate and disciplined long-term growth strategy which, to be successful, will depend in large part on our ability to open new restaurants and operate those restaurants on a profitable basis. Currently, we do not believe that our average new restaurant volumes generate a level of return on our development costs that justifies significant expansion of Bob Evans Restaurants or Mimi’s Cafés. We do not intend to substantially increase the construction of new restaurants until the economy improves and we improve “restaurant level economics” by increasing our sales, lowering our labor, purchasing and construction costs and increasing our margins and profitability. We cannot guarantee that we will be able to achieve our expansion goals or operating results similar to those of our existing restaurants. One of our biggest challenges in meeting our long-term growth objectives will be to locate and secure an adequate supply of suitable new restaurant sites. We have experienced delays in opening some of our restaurants and may experience delays in the future. Delays or failures in opening new restaurants could have a material adverse effect on our planned long-term growth strategy. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:

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

The successful growth of our food products business depends on our ability to expand our reach into existing and new markets through both the retention of new customers and the introduction of new products. The expansion of our food products business depends on our ability to obtain and retain large-account customers, such as grocery store chains and warehouse customers, and enter into long-term contracts with those customers. Our failure to contract with new large-account customers or maintain our contractual relationships with existing large-account customers could have a material adverse effect on our food products business and results of operations.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a variety of other factors, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	fluctuations in food and commodity prices, including sow costs;

•	the timing of new restaurant openings and related expenses;

•	restaurant operating costs for our newly opened restaurants, which are often materially greater during the first several months of operation;

•	labor availability and costs for hourly and management personnel;

•	profitability of our restaurants, especially in new markets;

•	impairments of long-term assets;

•	trends in same-store sales;

•	adverse weather conditions;

•	special items, such as property sales;

•	local and national economic conditions, including gasoline and other energy costs; and

•	changes in consumer preferences and competitive conditions.

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

As of April 30, 2010, we had available bank lines of credit from two different lenders totaling $120.0 million, consisting of a $75.0 million revolving line of credit (no amount outstanding) and a $45.0 million revolving line of credit ($14.0 million outstanding). We utilize our bank lines of credit for liquidity needs, capital expansion, and general corporate purposes. Under the $75.0 million revolving line of credit, all outstanding amounts become due and payable on April 19, 2011. Under the $45.0 million bank line of credit, all outstanding amounts become due and payable on December 1, 2010, subject to acceleration upon the occurrence of certain specified events of default. If we are unable to extend the maturity date of either line of credit, and we are unable to secure adequate replacement financing on terms we believe are acceptable or at all, there could be a material adverse effect on our liquidity and financial condition.

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

The covenants contained in our debt instruments could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities, to fund our business operations or to successfully implement our current and future operating strategies.

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

Our success depends in part upon our ability to attract, train, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers who can meet the high standards necessary to deliver the levels of food quality and service on which our restaurant concepts are based. The short supply of qualified individuals in some areas could strain our restaurant operations, delay new restaurant openings or require us to increase wages to attract desired individuals, which could have a material adverse effect on our financial position or results of operations. Also, high rates of employee turnover could have a negative impact on food quality and customer service, which would result in an adverse effect on our restaurant business and results of operations.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.

We believe that our trademarks, service marks and other proprietary rights are important to our success and our competitive position. Our primary trademarks, “Bob Evans®,” “Mimis Cafe®” and “Owens®,” are key components of our operating and marketing strategies. As a result, we devote appropriate resources to the protection of our trademarks and other proprietary rights. The protective actions that we take, however, may not be sufficient to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal costs.

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

Our current insurance loss estimates may not be adequate and, if claims exceed such estimates, it could have a material adverse effect on our profitability.

We are self-insured for a significant portion of our current exposures related to our workers’ compensation, general liabilities and employee health insurance programs. Although we base our loss estimates on actuarial data, as well as on our historical trends, we may not be able to accurately predict the number or value of the claims that occur. In particular, health insurance costs have increased significantly over the last 10 years. In the event that our actual liability exceeds our estimate for any given period, or if we are unable to control rapidly increasing health care costs, there could be a material adverse effect on our level of profitability.

Adverse weather conditions could harm our sales.

Weather conditions can adversely impact sales at our restaurants. Adverse weather conditions, such as snow and ice in the Midwest, that keep customers from dining out, result in lost opportunities for our restaurants. Adverse weather conditions may also cause shortages or interruptions in the supply of fresh meat and produce to our restaurants and hamper the distribution of our food products to grocery stores. Adverse weather conditions adversely affected fiscal 2010 fourth quarter restaurant sales.

Our Certificate of Incorporation and Bylaws, as well as Delaware law may have anti-takeover effects.

Provisions of our Certificate of Incorporation and Bylaws may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our common stock. In addition, certain provisions of Delaware law applicable to our Company could also delay or make more difficult a merger, tender offer or proxy contest involving our company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any “interested shareholder” (as defined in the statute) for a period of three years unless certain conditions are met. In addition, our senior management is entitled to certain payments and rights upon a change in control of our Company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following provides a brief summary of the location and general character of our principal plants and other physical properties as of April 30, 2010.

We own our principal executive offices located at 3776 S. High St., Columbus, Ohio. We also own a 937-acre farm located in Rio Grande, Ohio and a 30-acre farm located in Richardson, Texas. The two farm locations support our brand heritage and image through educational and tourist activities.

Bob Evans Restaurants

At the end of fiscal 2010, we owned the real estate for 491 of our Bob Evans Restaurants and leased the real estate for the remaining 78. The table located in Item 1 of this Annual Report on Form 10-K shows the location of all of our Bob Evans Restaurants in operation as of the end of fiscal 2010. The initial terms for the majority of our Bob Evans Restaurant leases’ are 20 years and include options to extend the terms. Additionally, we own 24 closed restaurants that we intend to sell or lease in the future.

We own approximately 17 acres of improved property commonly known as the Southland Mall, located adjacent to our Bob Evans Farms corporate headquarters in Columbus, Ohio. Part of our corporate headquarters is located in this facility and we lease space in the remainder of the facility.

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

At the end of fiscal 2010, we leased the real estate for all but seven of our Mimi’s Cafés. The table located in Item 1 of this Annual Report on Form 10-K shows the location of all of our Mimi’s Cafés in operation as of the end of fiscal 2010. The initial terms for the majority of our Mimi’s Café leases’ are 20 years and include options to extend the terms for up to 15 additional years.

Food Products

Our food products business has seven manufacturing plants located in Galva, Illinois, Hillsdale, Michigan, Bidwell, Springfield and Xenia, Ohio and Sulphur Springs and Richardson, Texas. We also operate a distribution center in Springfield, Ohio. We own all of these properties.

During fiscal 2010, we completed an approximately $16 million expansion of our Sulphur Springs, Texas facility to add more capacity to produce fully cooked products.

We believe that our manufacturing facilities currently have adequate capacity to serve their intended purpose. We believe our facilities have adequate capacity over the next five years and will position our food products business for growth during that period.

We own a regional food products sales office in Westland, Michigan. We lease various other locations throughout our food products marketing territory which serve as regional and divisional sales offices.

Item 3.	Legal Proceedings

On October 28, 2008, a class action complaint entitled Leonard Flores, et al. v. SWH Corporation d/b/a Mimi’s Café was filed in Orange County California Superior Court. Mr. Flores was employed as an assistant manager of Mimi’s Café until September 2006 and purports to represent a class of assistant managers who are allegedly similarly situated. Mimi’s Café classified its assistant managers as exempt employees until October 2009. The case involves claims that current and former assistant managers working in California from October 2004 to October 2009 were misclassified by Mimi’s Café as exempt employees. As a result, the complaint alleges that these assistant managers were deprived of overtime pay, rest breaks and meal periods as required for nonexempt employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid benefits, penalties, interest and attorneys’ fees and costs. Although we believe Mimi’s Café properly classified its assistant managers as exempt employees under California law, we elected to resolve the Flores lawsuit through voluntary mediation. The Orange County California Superior Court granted preliminary approval of a settlement in the amount of $1,030,000 in January 2010. We recently completed the administration of claims, and the Orange County Superior Court granted final approval of the settlement on June 10, 2010.

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

We believe Mimi’s Café has complied with the California wage and hour laws at issue in the Diaz lawsuit. We are evaluating the results of similar proceedings in California and are consulting with advisors with specialized expertise. An unfavorable verdict or a significant settlement could have a material adverse effect on our financial position, cash flows and results of operations.

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

Supplemental Item.  Executive Officers of Bob Evans Farms, Inc.

The following table sets forth the executive officers of Bob Evans Farms, Inc. and certain information regarding each executive officer as of June 25, 2010. The executive officers are appointed by and serve at the pleasure of the Board of Directors of Bob Evans Farms, Inc.

		Years as
Name	Age	Officer	Principal Occupation for Past Five Years

Harvey Brownlee	48	1	President and Chief Restaurant Operations Officer since February 2009; KFC Chief Operating Officer (Yum! Brands) from 2004 to January 2009; Chief Operating Officer of Yum! Multibrand Operations from 2003 to 2004
Mary L. Cusick	54	19	Senior Vice President — Bob Evans Restaurant Marketing since 2007; Senior Vice President — Marketing and Corporate Communications from 2005 to 2007; Senior Vice President of Investor Relations and Corporate Communications from 2000 to 2005
Steven A. Davis	52	4	Chief Executive Officer since May 2006; President, Long John Silver’s and A&W All-American Food Restaurants (Yum! Brands), from 2002 to May 2006
Joe R. Eulberg	52	2	Executive Vice President — Human Resources since March 2008; Executive Vice President of Human Resources, Acosta Sales and Marketing (in-store sales, marketing and service company), from March 2007 to August 2007; Senior Vice President of Human Resources, Nash-Finch Company (wholesale food distributor), from November 2003 to August 2006
Mary L. Garceau	37	4	Vice President, General Counsel and Corporate Secretary since September 2007; Vice President, General Counsel and Assistant Secretary from July 2006 to September 2007; Attorney, Vorys, Sater, Seymour and Pease LLP, Partner from 2005 to June 2006, Associate from 1997 to 2004.

		Years as
Name	Age	Officer	Principal Occupation for Past Five Years

Richard B. Green	52	1	Chief Risk and Compliance Officer since February 2010; Vice President -CAO and Controller, Embarq Corporation, from May 2007 to July 2009; Vice President - Financial Planning and Decision Support, Embarq Corporation, from April 2004 — May 2007.
Richard D. Hall	54	14	Executive Vice President — Supply Chain Management since September 2008; Senior Vice President — Corporate Procurement from August 2006 to September 2008; Vice President — Food Products Operations from May 1997 to April 2007.
Randall L. Hicks	50	15	President and Chief Concept Officer — Bob Evans Restaurants since February 2009; Executive Vice President — Bob Evans Restaurant Operations from 2004 to February 2009; Senior Vice President of Restaurant Operations 2003 to 2004.
Edward A. Mitchell	44	January 2010	Vice President and Corporate Controller; Director of Corporate Accounting at Greif, Inc. from March 2005 to September 2009.
Timothy J. Pulido	55	3	President and Chief Concept Officer — Mimi’s Café since February 2009; President — Mimi’s Café from December 2007 to February 2009; Chief Executive Officer, Shakey’s USA (pizza chain), from 2006 to December 2008; President and Chief Operating Officer, Pick Up Stix (a quick-casual Asian restaurant chain), from 2003 to 2005.
Tod P. Spornhauer	44	11	Chief Financial Officer, Treasurer and Assistant Secretary since September 2009; Senior Vice President — Finance, Controller, Assistant Treasurer and Assistant Secretary since 2003.
J. Michael Townsley	51	7	President — Food Products since June 2008; Executive Vice President — Food Products from November 2006 to June 2008; President and Chief Executive Officer, Owens Foods, Inc. (formerly Owens Country Sausage, Inc.), from June 2003 to November 2006.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

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

CUMULATIVE VALUE OF $100 INVESTMENT

	2005	2006	2007	2008	2009	2010
Peer Group	$100.00	$124.88	$116.42	$80.09	$64.64	$102.00
S&P 500	$100.00	$113.29	$128.14	$119.77	$75.45	$102.58
Bob Evans Farms, Inc.	$100.00	$144.32	$186.57	$145.21	$129.19	$168.96

Issuer Repurchases of Equity Securities

In May 2010, our Board of Directors authorized a share repurchase program for fiscal 2011. The program authorized us to repurchase, through April 29, 2011, up to $25.0 million in shares of our outstanding common stock from time-to-time on the open market or through privately negotiated transactions, depending on market conditions.

Item 6.	Selected Financial Data

Consolidated Financial Review
Bob Evans Farms, Inc. and Subsidiaries

	2010	2009	2008	2007	2006
	Dollars and shares in thousands, except per share amounts

Operating Results
Net sales	$1,726,804	$1,750,512	$1,737,026	$1,654,460	$1,584,819
Operating income	106,414	28,367	107,240	98,422	85,357
Income before income taxes	96,326	16,061	96,250	89,427	73,712
Income taxes	25,998	21,207	31,374	28,885	18,938
Net income (loss)	70,328	(5,146)	64,876	60,542	54,774
Earnings (loss) per share of common stock:
Basic	$2.29	$(0.17)	$1.96	$1.68	$1.53
Diluted	$2.28	$(0.17)	$1.95	$1.66	$1.52
Financial Position
Working capital	$(116,532)	$(165,545)	$(255,330)	$(94,490)	$(77,083)
Property, plant and equipment — net	961,974	1,002,692	999,011	963,363	967,717
Total assets	1,109,157	1,164,175	1,221,907	1,196,962	1,185,078
Debt:
Short-term	40,905	93,904	165,404	34,000	4,000
Long-term	149,287	176,192	133,096	172,333	206,333
Stockholders’ equity	638,157	597,706	612,625	705,231	704,456
Supplemental Information for the Year
Capital expenditures	$51,266	$95,985	$120,955	$84,242	$112,860
Depreciation and amortization	$83,988	$81,934	$77,131	$74,238	$76,062
Weighted-average shares outstanding:
Basic	30,775	30,744	33,065	36,105	35,691
Diluted	30,890	30,744	33,315	36,484	35,944
Cash dividends paid per share	$0.68	$0.60	$0.56	$0.54	$0.48
Common stock market closing prices:
High	$33.61	$34.09	$39.59	$38.15	$30.93
Low	$23.38	$13.44	$24.49	$25.10	$21.09
Supplemental Information at Year-End
Employees	44,086	46,495	49,149	51,092	50,810
Registered stockholders	22,659	23,608	24,302	30,969	32,296
Market price per share at closing	$30.93	$24.97	$27.57	$37.12	$28.88
Book value per share	$21.01	$19.46	$20.01	$20.07	$19.55

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. This MD&A contains forward-looking statements that set forth our expectations and anticipated results based on management’s plans and assumptions. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in this Annual Report on Form 10-K under the heading “Item 1A — Risk Factors.” The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Please refer to “Part I, Item 1. Business.” of this Form 10-K for more information regarding forward-looking statements.

As of April 30, 2010, we owned and operated 715 full-service restaurants, including 569 Bob Evans Restaurants in 18 states and 146 Mimi’s Cafés in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale.

We also produce and distribute pork sausage and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are delivered to warehouses that distribute to grocery stores throughout the United States. Revenue in the food products segment is generally recognized when products are delivered to our customers’ warehouses.

References herein to 2011, 2010, 2009 and 2008 refer to fiscal years. All years presented are 52-week years, except for 2010, which contained 53 weeks.

General Overview

The following table reflects data for our fiscal year ended April 30, 2010, compared to the preceding two fiscal years. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated Results			Restaurant Segment			Food Products Segment
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(Dollars in thousands)

Net sales	$1,726,804	$1,750,512	$1,737,026	$1,411,092	$1,439,090	$1,445,034	$315,712	$311,422	$291,992
Operating income	$106,414	$28,367	$107,240	$85,144	$12,796	$78,686	$21,270	$15,571	$28,554
Cost of sales	29.9%	30.7%	29.8%	24.2%	25.1%	25.5%	55.4%	56.4%	51.0%
Operating wages	34.5%	34.1%	34.8%	39.5%	39.2%	39.6%	12.2%	11.1%	11.2%
Other operating	16.0%	16.0%	16.2%	18.4%	18.4%	18.4%	5.3%	4.9%	5.4%
S,G,&A	8.5%	9.0%	8.6%	6.6%	6.6%	6.3%	17.4%	20.0%	19.9%
D&A	4.9%	4.7%	4.4%	5.3%	5.1%	4.8%	3.0%	2.6%	2.7%
Impairment	—	3.9%	—	—	4.7%	—	—	—	—

Operating income	6.2%	1.6%	6.2%	6.0%	0.9%	5.4%	6.7%	5.0%	9.8%

The results for fiscal 2010, fiscal 2009 and fiscal 2008 include the impact of the following:

•	Fiscal 2010, fiscal 2009 and fiscal 2008 consolidated and restaurant segment results included pretax charges of $6.2 million, $6.4 million and $3.7 million, respectively, related to fixed asset impairment that is reflected in selling, general and administrative (“S,G&A”) expenses.

•	Fiscal 2010 consolidated and food products segment results included a $1.4 million pretax gain on the sale of 49 percent of our corporate aircraft, which is reflected as a reduction of S,G&A.

•	Fiscal 2010 consolidated and restaurant segment results included $2.5 million in pretax life insurance proceeds, which are reflected as a reduction of S,G&A.

•	Fiscal 2010 consolidated and food products results included a pretax charge of $1.0 million related to severance payments and retirement costs, which is included in S,G&A.

•	Fiscal 2010 results included the positive impact of a 53rd week of operations, which contributed $6.9 million in operating income to the consolidated results: $5.7 million in operating income to the restaurant segment and $1.2 million in operating income to the food products segment.

•	Fiscal 2010 and fiscal 2009 consolidated and restaurant segment results included pretax charges of $0.8 million each year related to severance and retirement, which are reflected in S,G&A.

•	Fiscal 2009 consolidated and restaurant segment results included a pretax charge of $68.0 million related to the impairment of goodwill ($56.2 million) and other intangible assets ($11.8 million) for Mimi’s, which are reflected on the Consolidated Statements of Income under “Goodwill and other intangibles impairment.”

•	Fiscal 2009 consolidated and food products segment results included a pretax charge of $0.4 million for unusable spare parts, which is reflected in “other operating expenses.”

•	Fiscal 2009 and fiscal 2008 consolidated and restaurant segment results included $1.0 million and $2.9 million, respectively, in pretax gains on the sale of various properties, which are reflected as a reduction of S,G&A.

•	Fiscal 2009 consolidated and restaurant segment results included a $0.7 million pretax charge related to a legal settlement, which is reflected in S,G&A.

•	Fiscal 2008 consolidated and restaurant segment results included a $6.6 million pretax gain for unredeemed gift certificates and gift cards (“breakage”) at Bob Evans Restaurants, which is included in net sales (see Note A to our consolidated financial statements).

•	Fiscal 2008 consolidated and restaurant segment results included a $0.7 million pretax charge related to the settlement of a dispute with a third party, which is reflected in S,G&A.

Restaurant Segment Overview

The ongoing industry-wide factors most relevant to our restaurant segment include: the economy, labor and fringe benefit expenses, commodity prices, energy prices, competition, same-store sales, consumer acceptance, restaurant openings and closings, governmental initiatives and regulations, food safety and weather. The factors that had the greatest positive impact on our restaurant segment performance in fiscal 2010 were improved food costs and effective labor management as well as the impact of a 53rd week of operations, which contributed $25.8 million and $5.7 million in net sales and operating income, respectively. The factor that had the greatest negative impact was weak same-store sales at Bob Evans Restaurants and Mimi’s.

In fiscal 2010, same-store sales decreased 3.5 percent at Bob Evans Restaurants and decreased 7.2 percent at Mimi’s compared to fiscal 2009. We believe same-store sales at our Bob Evans Restaurants are particularly sensitive to economic conditions in the Midwest, which has been hit especially hard by the downturn in the United States’ economy, the troubled auto industry, increased unemployment and lower home values. Nearly 250 Bob Evans Restaurants are located in Michigan and Ohio where the impact of job losses in the automotive industry (manufacturers and suppliers) could have a material adverse effect on our net sales. We believe the negative same-store sales trend at Mimi’s reflects the challenging economic environment in the casual dining sector, as well as pressures on consumer spending in certain key areas, particularly in California, Arizona, Florida and Nevada, which account for approximately 70 percent of Mimi’s same-store sales. Same-store sales results include the benefit of menu price increases, which are outlined later in the “Net Sales” section. We remain focused on improving same-store sales at Bob Evans Restaurants and Mimi’s in a challenging economic environment.

Reported restaurant segment operating income was $85.1 million in fiscal 2010 compared to $12.8 million in fiscal 2009, an increase of $72.3 million. The restaurant segment operating income increase is mainly a result of noncash impairment charges during the third quarter of fiscal 2009 that totaled $68.0 million for goodwill and other intangible assets, as well as the factors listed above. See the “Goodwill and Other Intangibles Impairment” section below.

In fiscal 2009, restaurant segment operating income benefited from a 40 basis-point improvement as a percentage of net sales in both cost of sales and operating wages as compared to fiscal 2008. The cost of sales improvement was due largely to effective supply chain management, lower commodity costs and menu mix shifts to higher margin items. The operating wages improvement was due largely to effective use of labor management and scheduling systems.

Food Products Segment Overview

The ongoing industry-wide factors most relevant to the food products segment include: sow costs and other commodity costs, transportation and energy costs, governmental initiatives and regulations, food safety and other risks such as the economy, weather and consumer acceptance. The food products segment’s profitability was positively impacted by the lower overall cost structure associated with our conversion from a direct-store delivery (“DSD”) distribution model to a warehouse system that occurred mostly in the fourth quarter of fiscal 2009. The conversion to a warehouse system resulted in some severance costs and higher slotting fees in both fiscal 2010 and fiscal 2009. The food products segment’s fiscal 2010 results were also positively impacted by the effect of the 53rd week of operations, which resulted in an incremental $5.5 million and $1.2 million in net sales and operating income, respectively.

The food products segment’s net sales increased 1.4 percent in fiscal 2010 compared to fiscal 2009. The increase in net sales was driven by a 7 percent increase in pounds sold of comparable products and the additional week of operations. We define comparable products as principally sausage and refrigerated side dishes, such as mashed potatoes.

Sow costs represent a significant component of food products segment cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. Compared to a year ago, average sow costs decreased 6.1 percent in fiscal 2010. The decrease in sow costs resulted in a decrease in cost of sales in the food products segment from 56.4 percent of net sales in fiscal 2009 to 55.4 percent of net sales in fiscal 2010.

The food products segment experienced an increase in operating income of $5.7 million, or 36.6 percent, in fiscal 2010 compared to a year ago, and its operating income margin increased to 6.7 percent of net sales in fiscal 2010 compared to 5.0 percent of net sales in fiscal 2009. The improvement was primarily due to the conversion from the DSD model to a warehouse system, lower sow costs relative to fiscal 2009 and the benefit of a 53rd week of operations.

In fiscal 2009, the food products segment operating income decreased $13.0 million, or 45.5 percent, compared to fiscal 2008 due to an increase in average sow costs of 29.1 percent, offset slightly by improved sow yields. The food products segment’s operating income margin decreased from 9.8 percent of net sales in fiscal 2008 to 5.0 percent of net sales in fiscal 2009.

Net Sales

Consolidated net sales decreased $23.7 million, or 1.4 percent, in fiscal 2010 compared to fiscal 2009. The fiscal 2010 decrease was the net result of a $28.0 million decrease in restaurant segment net sales, partly offset by a $4.3 million increase in food products segment net sales.

Restaurant segment net sales accounted for 81.7 percent of total net sales in fiscal 2010, 82.2 percent of total net sales in fiscal 2009 and 83.2 percent of total net sales in fiscal 2008. The $28.0 million decline in restaurant net sales in fiscal 2010 represents a 1.9 percent decrease over fiscal 2009 net sales, which were 0.4 percent lower than fiscal 2008 net sales. As noted in the “General Overview” section above, the recognition of $6.6 million in gift certificate and gift card breakage at Bob Evans Restaurants provided a benefit to net sales in the third quarter of fiscal 2008. The third quarter of fiscal 2008 was the first quarter in which we had enough historical information for

Bob Evans Restaurants to reasonably determine the breakage amount for the current and all previous periods (see Note A to our consolidated financial statements). We have recorded breakage on a regular basis since the third quarter of fiscal 2008 for Bob Evans Restaurants and in all years presented for Mimi’s. We do not expect future breakage amounts to be material in any particular quarter or year.

The fiscal 2010 decrease in restaurant net sales was the result of same-store sales declines, partially offset by the impact of the 53rd operating week in fiscal 2010 that contributed $25.8 million of incremental net sales. Same-store sales at Bob Evans Restaurants decreased 3.5 percent and 0.3 percent in both fiscal 2010 and fiscal 2009, respectively, and increased 1.8 percent in fiscal 2008. The same-store sales comparisons for Bob Evans Restaurants included average menu price increases of 1.9 percent in fiscal 2010, 3.1 percent in fiscal 2009 and 2.5 percent in fiscal 2008. Mimi’s same-store sales decreased 7.2 percent in both fiscal 2010 and fiscal 2009 and 2.4 percent in fiscal 2008, including average menu price increases of 2.2 percent, 2.4 percent and 3.2 percent in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Net sales of stores to be rebuilt are excluded for all periods in the same-store sales computation when construction commences on the replacement building. Net sales of closed stores are excluded for all periods in the same-store sales computation.

Carryout net sales represented 8.2 percent of Bob Evans Restaurant net sales in fiscal 2010 compared to 7.9 percent and 7.5 percent in fiscal 2009 and fiscal 2008, respectively. Retail merchandise net sales comprised 1.7 percent of Bob Evans Restaurant net sales in 2010 compared to 2.0 percent and 2.1 percent in fiscal 2009 and fiscal 2008, respectively. Net sales at Mimi’s benefited from liquor, beer and wine net sales, which represented 3.9 percent of net sales in fiscal 2010 compared to 3.8 percent and 3.7 percent in fiscal 2009 and fiscal 2008, respectively. Historically, Mimi’s alcohol offerings were limited to beer and wine. We will continue to include a broader selection of alcoholic beverages in all new and remodeled Mimi’s, subject to our ability to obtain the necessary permits and licenses. At the end of fiscal 2010, 90 of Mimi’s stores offered the broader selection of alcoholic beverages and 56 Mimi’s stores offered only beer and wine. Net sales at Mimi’s also benefited from carryout net sales, which represented 4.1 percent of net sales, 4.0 percent of net sales and 4.2 percent of net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

The net sales impact of lower same-store sales in fiscal 2010 was slightly offset by an increase in the number of operating locations: 715 restaurants were in operation at the end of fiscal 2010 compared to 714 in 2009. During fiscal 2010, one underperforming Bob Evans Restaurant was closed. Mimi’s opened two new restaurants in existing markets in fiscal 2010.

The chart below summarizes the restaurant openings and closings during the last two fiscal years for Bob Evans Restaurants and Mimi’s:

Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal Year 2010
First Quarter	570	0	1	569
Second Quarter	569	0	0	569
Third Quarter	569	0	0	569
Fourth Quarter	569	0	0	569
Fiscal Year 2009
First Quarter	571	0	0	571
Second Quarter	571	0	1	570
Third Quarter	570	0	1	569
Fourth Quarter	569	1	0	570

Mimi’s:

	Beginning	Opened	Closed	Ending

Fiscal Year 2010
First Quarter	144	0	0	144
Second Quarter	144	1	0	145
Third Quarter	145	1	0	146
Fourth Quarter	146	0	0	146
Fiscal Year 2009
First Quarter	132	3	0	135
Second Quarter	135	4	0	139
Third Quarter	139	2	0	141
Fourth Quarter	141	3	0	144

Consolidated Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal Year 2010
First Quarter	714	0	1	713
Second Quarter	713	1	0	714
Third Quarter	714	1	0	715
Fourth Quarter	715	0	0	715
Fiscal Year 2009
First Quarter	703	3	0	706
Second Quarter	706	4	1	709
Third Quarter	709	2	1	710
Fourth Quarter	710	4	0	714

We continue to update the appearance of our Bob Evans Restaurants, of which 2 were rebuilt and 15 were remodeled in fiscal 2010. We also remodeled four Mimi’s in fiscal 2010. We believe that the enhanced appearance of the restaurants adds to our customers’ experience, which will help same-store sales and continue to strengthen our restaurant concepts. During fiscal 2011, we plan to build 3 new, rebuild 2 and remodel 40 to 50 Bob Evans Restaurants. We do not plan to open or rebuild any Mimi’s restaurants in fiscal 2011, but plan to remodel approximately 10 existing restaurants.

Given the same-store sales declines at Bob Evans Restaurants and the challenging economic environment, a strong product development pipeline, focused marketing message and customer value initiatives take on a heightened importance. We are committed to the ongoing development of new homestyle products with a Bob Evans twist to help build same-store sales, such as Breakfast Bowls, Deep-Dish Pastas, Farm-Fresh Wraps and new Bob-B-Q offerings. We have created a new Fit from the Farm menu. Additionally, we currently offer more than 30 meals for $5.99 or less at Bob Evans Restaurants. We have also added two new incremental layers of net sales at Bob Evans Restaurants. The first is our catering menu, which we launched in the third quarter of fiscal 2010, and the second is our family meals, which feed a family of four. See the “BEST Brand Builders” section for further discussion of our sales initiatives.

Mimi’s experienced negative same-store sales comparisons in fiscal 2010 for the third consecutive year. We believe these results continue to reflect the challenging environment in the casual dining sector, as well as pressures on consumer spending in certain key markets, such as California, Arizona, Florida and Nevada, which currently account for approximately 70 percent of Mimi’s same-store sales. We are refocusing our marketing efforts to drive net sales at Mimi’s. Our marketing initiatives to drive net sales include free standing inserts (“FSIs”) and special offers through our e-club, which has grown its membership from 50,000 members to nearly 500,000 in one year. Online ordering is also now available at all Mimi’s, and we have also expanded into catering at Mimi’s with our to-go party packs. We are looking at a variety of other initiatives to help reenergize same-store sales at Mimi’s restaurants. See the “BEST Brand Builders” section for further discussion of these initiatives.

Food products segment net sales accounted for 18.3 percent, 17.8 percent and 16.8 percent of total net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Food products segment net sales increased $4.3 million, or 1.4 percent, in fiscal 2010 versus fiscal 2009. The fiscal 2010 net sales increase was reflective of a 7.0 percent increase in the volume of comparable products sold (calculated using the same products in both periods and excluding newer products) as well as the impact of the 53rd week of operations, which contributed $5.5 million of incremental net sales. The impact of the increase in comparable pounds sold was partially offset by a $9.2 million increase in promotional discounts provided to retailers in fiscal 2010 versus fiscal 2009, which reduced net sales.

The overall increase in food products segment net sales volume was driven mostly by our complementary homestyle convenience items, primarily refrigerated mashed potatoes and macaroni and cheese, as well as expanded distribution of all products. We plan to continue our strategy of growing through successful product introductions and additional points of distribution. We are also making progress in penetrating supercenter retail stores, which provides another high-volume net sales channel for our food products. At the end of fiscal 2010, Bob Evans and Owens brand products were available for purchase in grocery stores in 50 states, the District of Columbia, the Toronto, Canada area and parts of Mexico. The significant increase in promotional discounts during fiscal 2010 was designed to increase market share and promote brand awareness. See the “BEST Brand Builders” section for further discussion of new products and distribution.

Food products segment net sales increased $19.4 million, or 6.7 percent, in fiscal 2009 versus fiscal 2008. The fiscal 2009 net sales increase was reflective of a 5.7 percent increase in the volume of comparable products. The overall increase in food products segment net sales in fiscal 2009 was driven mostly by our complementary homestyle convenience items, primarily refrigerated mashed potatoes and macaroni and cheese, as well as expanded distribution of all products.

Cost of Sales

Consolidated cost of sales (cost of materials) was 29.9 percent, 30.7 percent and 29.8 percent of net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

In the restaurant segment, cost of sales (predominantly food cost) was 24.2 percent, 25.1 percent and 25.5 percent of net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The improvement in restaurant segment cost of sales in both fiscal 2010 and fiscal 2009 was attributable to lower commodity costs, mix shifts to higher-margin products and lower costs resulting from effective supply chain management. See the “BEST Brand Builders” section for further discussion of commodity price decreases and productivity initiatives.

Food products segment cost of sales was 55.4 percent, 56.4 percent and 51.0 percent of net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. These results were reflective of changing sow costs, which averaged $42.18, $44.93 and $34.79 per hundredweight in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The fiscal 2010 sow cost average represented a 6.1 percent decrease compared to fiscal 2009, and the fiscal 2009 average represented a 29.1 percent increase compared to fiscal 2008. The fiscal 2010 decrease in sow costs was partly offset by deleverage from increased promotional discounts and a mix-shift from fewer manufactured items to more co-packed items, which are products we purchase from third parties for sale under our brand names (e.g. mashed potatoes, frozen entrees, etc.). Co-packed items have historically had a higher cost of sales than our manufactured sausage products. We expect that sow costs will average approximately $55 to $60 per hundredweight in fiscal 2011, which will place significant pressure on our operating margins.

The increase in food products segment cost of sales in fiscal 2009 versus fiscal 2008 was primarily due to higher sow costs described above and a mix shift to more co-packed items versus manufactured items.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) were 34.5 percent, 34.1 percent and 34.8 percent of net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The operating wages ratio increased in both the restaurant and food products segments in fiscal 2010 after a decrease in both segments in fiscal 2009.

In the restaurant segment, operating wages were 39.5 percent of net sales in fiscal 2010, compared to 39.2 percent and 39.6 percent in fiscal 2009 and fiscal 2008, respectively. The fiscal 2010 increase in the operating wages ratio was due to deleverage from lower same-store sales at Bob Evans Restaurants and at Mimi’s, higher health insurance claims and minimum wage increases partially offset by lower manager bonuses and labor hours. See the “BEST Brand Builders” section for further discussion of labor management.

In fiscal 2009, the decrease in the restaurant segment operating wage and fringe benefit expense ratio was due to effective labor management at both of our restaurant concepts, partially offset by federal and state minimum wage increases, as well as the negative leverage due to lower same-store sales at Bob Evans Restaurants and Mimi’s.

In the food products segment, operating wages were 12.2 percent, 11.1 percent and 11.2 percent of net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The fiscal 2010 increase in the operating wages ratio was primarily due to additional expenses associated with increased production at our Sulphur Springs, Texas, manufacturing facility and overtime labor hours in an effort to meet shipment demand for key accounts, particularly in our third quarter. The improvement in fiscal 2009 versus fiscal 2008 was due to better leveraging of costs in relation to net sales volumes discussed in the “Net Sales” section above.

Other Operating Expenses

Approximately 94 percent of other operating expenses (“operating expenses”) occurred in the restaurant segment in fiscal 2010, the most significant components of which were utilities, advertising, restaurant supplies, repair and maintenance, rent, nonincome based taxes and credit card processing fees. Consolidated operating expenses were 16.0 percent of net sales in fiscal 2010 and fiscal 2009 and 16.2 percent of net sales in fiscal 2008. Restaurant segment operating expenses were 18.4 percent of net sales in fiscal 2010, fiscal 2009 and fiscal 2008. The restaurant segment other operating expenses for fiscal 2010 compared to fiscal 2009 were stable as the deleverage impact from lower same-store sales was offset by lower utilities and preopening expenses. The notable fluctuations within the restaurant segment operating expenses for fiscal 2009 compared to fiscal 2008 were decreases in advertising expenses and preopening costs offset by higher utility and occupancy costs.

Food products segment other operating expenses as a percent of net sales in fiscal 2010, fiscal 2009 and fiscal 2008 were 5.3 percent, 4.9 percent and 5.4 percent, respectively. The increase in the operating expense ratio in fiscal 2010 compared to fiscal 2009 was due to additional expenses associated with the expansion of our Sulphur Springs, Texas, manufacturing facility, as well as deleverage from increased promotional discounts. The decrease in the operating expenses ratio in fiscal 2009 compared to fiscal 2008 was primarily due to lower liability insurance costs. The fiscal 2009 operating expense included the $0.4 million noncash charge for unusable spare parts.

Selling, General and Administrative Expenses

The most significant components of S,G&A expenses are wages and fringe benefits, food products advertising expense, food products transportation costs, gains/losses on asset sales and fixed asset impairment charges. Consolidated S,G&A expenses represented 8.5 percent, 9.0 percent and 8.6 percent of net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

In fiscal 2010, S,G&A was negatively impacted by charges of $6.2 million related to fixed asset impairments for four underperforming Bob Evans Restaurants and 22 other properties, as well as $1.8 million related to severance payments and retirement costs. Pretax gains of $2.5 million and $1.4 million related to proceeds from corporate-owned life insurance policies and gains on asset sales, respectively, partly offset these charges.

In fiscal 2009, S,G&A was impacted by charges of $6.4 million related to fixed asset impairments for six underperforming Mimi’s Cafés, $0.7 million related to a legal settlement and $0.8 million related to severance payments and retirement costs. A pretax gain of $1.0 million related to the sale of real estate assets partially offset these charges in fiscal 2009.

The fiscal 2010 S,G&A results benefited from converting the food products segment to a more efficient warehouse distribution system and the $1.4 million in pretax gain on the sale of 49 percent of our corporate aircraft, which more than offset the negative leverage from declining same-store sales in the restaurant segment.

Depreciation and Amortization

Depreciation and Amortization (“D&A”) was 4.9 percent, 4.7 percent and 4.4 percent of consolidated net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Restaurant segment D&A was 5.3 percent, 5.1 percent and 4.8 percent of restaurant net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The fiscal 2010 increase as a percentage of restaurant net sales is primarily due to the fiscal 2010 capital expenditures and declining restaurant net sales. Food products segment D&A was 3.0 percent, 2.6 percent and 2.7 percent of food products net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The fiscal 2010 increase as a percentage of food product net sales is due to the fiscal 2010 capital expenditures, primarily for a 50,000-square foot expansion at our plant in Sulphur Springs, Texas, and relatively stable food products net sales.

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

The result of our impairment test in fiscal 2009 of the unamortized Mimi’s business trade name asset indicated that the asset had a fair value of $34.0 million, compared to its carrying value of $45.8 million. This resulted in a pretax impairment charge related to the business trade name of $11.8 million in the restaurant segment in the third quarter of fiscal 2009. The fair value of the business trade name was estimated using the relief-from-royalty method, an income approach to valuation.

We also performed an interim test in fiscal 2009 to determine if the carrying amount of goodwill was impaired. The results indicated that the carrying value of Mimi’s goodwill of $56.2 million was fully impaired. Therefore, we recorded a pretax goodwill impairment charge in the restaurant segment in the third quarter of fiscal 2009 for the entire $56.2 million. The fair value of the Mimi’s reporting unit was estimated based on a discounted cash flow model using our business plans and projections for Mimi’s as the basis for expected future cash flows. We believe the assumptions used for the impairment test are consistent with those that a market participant would use.

We also reviewed the Mimi’s restaurant concept asset for impairment in the third quarter of fiscal 2009. This asset is being amortized over a 15-year life. The estimated fair value of the restaurant concept, calculated using a relief-from-royalty method, exceeded its carrying value and therefore, no impairment charge was recorded related to this asset.

There were no goodwill and other intangibles impairment charges in fiscal 2010 or fiscal 2008.

Interest

Net interest expense for fiscal 2010, fiscal 2009 and fiscal 2008, was as follows:

	2010	2009	2008
	(Dollars in thousands)

Gross interest expense:
Fixed-rate debt	$10,406	$10,601	$8,799
Variable-rate debt	531	2,777	4,232
Capitalized interest	(836)	(933)	(1,325)

	10,101	12,445	11,706
Gross interest income	(13)	(139)	(716)

Net interest expense	$10,088	$12,306	$10,990

The decrease in net interest expense in fiscal 2010 was primarily the result of lower average borrowings in fiscal 2010 as compared to fiscal 2009. We reduced our total debt by $79.9 million during fiscal 2010. The increase in net interest expense in fiscal 2009 was the result of additional debt incurred primarily to fund our share repurchase program.

At April 30, 2010, our outstanding debt included $14.0 million on our variable-rate revolving lines of credit and $176.2 million of fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1 percent increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by $0.1 million, assuming the $14.0 million outstanding at April 30, 2010, was outstanding for the entire year.

Taxes

The effective federal and state income tax rates were 27.0 percent, 29.4 percent (excluding the nondeductible goodwill impairment charge, discussed earlier) and 32.6 percent in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The decrease in fiscal 2010 is primarily due to the impacts of settlements with certain state taxing authorities, an increase in the cash surrender value of company owned life insurance policies and life insurance proceeds received. The decrease in fiscal 2009 is primarily due to the impact of federal tax credits, mainly work-opportunity and FICA tip credits, which have remained relatively consistent with prior periods despite the decrease in pretax income. The fiscal 2009 effective tax rates also benefited from the impact of settlements with certain state taxing authorities.

In fiscal 2008, we adopted the Income Taxes Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the Income Taxes Topic of the FASB ASC resulted in a cumulative effect adjustment of $0.2 million for unrecognized tax benefits recorded as a reduction to the opening balance of retained earnings in fiscal 2008.

Liquidity and Capital Resources

Cash generated from both the restaurant and food products segments were used as the main source of funds for working capital, capital expenditures, debt repayments and share repurchases in fiscal 2010. Cash and equivalents totaled $17.8 million at April 30, 2010.

In the second quarter of fiscal 2009, we completed a private placement of $70 million in senior unsecured fixed-rated notes. These notes were issued in two series. The $40 million Series A senior notes bear interest at 6.39 percent and mature on July 28, 2014, with a mandatory prepayment of $20 million due on July 28, 2012. The $30 million Series B senior notes bear interest at 6.39 percent and mature on July 28, 2013. The net proceeds from the notes we issued in fiscal 2009 were used to repay outstanding debt under existing bank credit facilities and to repay a portion of our outstanding senior notes issued in fiscal 2004.

Bank lines of credit were increased to $180.0 million in December 2007 as a temporary measure to provide additional credit until the $70.0 million private placement of notes was completed. With the completion of the private placement in the second quarter of fiscal 2009, the bank lines of credit were reduced in the third quarter of fiscal 2009 to $165.0 million and again in fiscal 2010 to $120.0 million. At April 30, 2010, and April 24, 2009, $14.0 million and $67.0 million, respectively, were outstanding on these lines of credit. At April 30, 2010, our bank lines of credit total $120.0 million, of which $10.1 million is reserved for certain standby letters-of-credit. The remaining $109.9 million of our bank lines of credit is available for liquidity needs, capital expansion and repurchases of our common stock.

In fiscal 2010, we repurchased 0.7 million shares of our outstanding common stock under our share repurchase program at a total cost of $21.1 million. In fiscal 2009, we repurchased 0.2 million shares of our outstanding common stock under our share repurchase program at a total cost of $5.4 million. In fiscal 2008, we repurchased 5.0 million shares of our outstanding common stock under our share repurchase program at a total cost of $154.6 million. Additionally, dividend payments totaled $20.9 million in 2010, $18.4 million in fiscal 2009 and $18.7 million in fiscal 2008.

Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment and ongoing remodeling programs. Capital expenditures were $51.3 million in fiscal 2010 compared to $96.0 million in fiscal 2009. The decrease in capital spending in fiscal 2010 versus fiscal 2009 was due to the decrease in Bob Evans and Mimi’s new restaurant openings because of restaurant level economics that have not met our return-on-investment targets. We do not intend to substantially increase the construction of new restaurants until we improve restaurant level economics by increasing our net sales, lowering our labor, purchasing and construction costs, and increasing our margins and profitability. For fiscal 2010, we did not open any new Bob Evans Restaurants (as compared to 1 in fiscal 2009 and 2 in fiscal 2008), and we decreased the number of 2010 Mimi’s openings to 2 new locations (as compared to 12 in fiscal 2009 and 17 in fiscal 2008).

We expect our capital expenditures for fiscal 2011 to approximate $65 to $70 million. In fiscal 2011, we plan to build 3 new Bob Evans Restaurants. We also plan to rebuild 2 and remodel 40 to 50 existing Bob Evans Restaurants. We do not plan to open or rebuild any Mimi’s, but we plan to remodel approximately 10 existing locations.

Future payments of our contractual obligations and outstanding indebtedness as of April 30, 2010, are as follows:

	Payments Due by Period
		1 Year			After
Contractual Obligations(1)	Total	and Less	2-3 Years	4-5 Years	5 Years
	(In thousands)

Operating leases	$308,146	$24,163	$46,674	$43,418	$193,891
Long-term debt(2)	$186,535	$30,013	$57,199	$89,134	$10,189
Purchase obligations	$47,038	$47,038	$0	$0	$0
Other liabilities(3)	$99	$99	$0	$0	$0

(1)	The provisions of our deferred compensation plans do not provide for specific payment dates. Therefore, our obligations under these plans were excluded from this table. Our deferred compensation obligations of $26.4 million were included in the Consolidated Balance Sheets at April 30, 2010, as part of long-term liabilities.

(2)	Amounts include interest, which is at fixed rates as outlined in Note B of our consolidated financial statements.

(3)	Other liabilities includes those future estimated payments associated with unrecognized tax liabilities under the Income Taxes Topic of the FASB ASC for which we were able to make reasonably reliable estimates of the future demands on liquidity.

We believe that funds needed for capital expenditures, working capital and share repurchases during fiscal 2011 will be generated from operations and from available bank lines of credit. We will evaluate additional financing alternatives as warranted. At the end of fiscal 2010, we also had $10.6 million in standby letters-of-credit for self-insurance plans.

At April 30, 2010, we had contractual commitments for restaurant construction, plant equipment additions and the purchases of land and inventory of approximately $47.0 million. D&A expenses in fiscal 2011 are expected to approximate $85.0 million to $87.0 million.

The amounts of other contingent commercial commitments by expiration period as of April 30, 2010, are as follows:

	Amount of Commitment Expiration per Period
	Total Amounts	1 Year	2-3	4-5	After 5
Other Commercial Commitments	Committed	and Less	Years	Years	Years
	(In thousands)

Standby letters-of-credit	$10,649	$10,649	$0	$0	$0
Lines of credit	14,000	14,000	0	0	0

Total commercial commitments	$24,649	$24,649	$0	$0	$0

BEST Brand Builders

In fiscal 2010, we continue to focus on the BEST (Bob Evans Special Touch) Brand Builders. The Brand Builders represent an overall internal approach to managing the company. The five Brand Builders are:

•	Win together as a team

•	Consistently drive net sales growth

•	Improve margins with an eye on customer satisfaction

•	Be the BEST at operations execution

•	Increase returns on invested capital

Winning together as a team means that our entire team must work together in a spirit of collaboration. We must communicate openly and share ideas and BEST practices with one another. One significant project that helps us win together as a team is Project BEST Way, which we introduced in fiscal 2007. The goal of this program is to achieve efficiencies and productivities in all business units. This is being accomplished through a variety of initiatives, including strategic menu pricing, new labor forecasting and scheduling systems coupled with our actual-versus-theoretical food cost program at Bob Evans Restaurants and Mimi’s and manufacturing productivity initiatives in our plants. We continue to benefit from the consolidated purchasing efforts of our supply chain department and have seen success with purchasing initiatives that allowed us to make improvements in our operating income, particularly cost of sales.

Another example of winning together as a team is the “One BEST Way” initiative (“OBW”). OBW represents standardization of processes and procedures across both restaurant concepts, as well as identifying additional opportunities for purchasing synergies by consolidating vendors and purchased items.

We have also made significant changes to our food products business this past year to meet the changing needs of the marketplace and our customers. We moved from the DSD model to warehouse distribution. The conversion to the warehouse model has allowed us to develop national account teams for our major customers.

In June 2009, we completed an approximately $16.0 million, 50,000-square foot expansion at our plant in Sulphur Springs, Texas. This expansion has nearly doubled our square footage in Sulphur Springs, where we produce convenience food products such as breakfast sandwiches, fully cooked sausage and breakfast tacos for Bob Evans and Owens. The Sulphur Springs expansion has offered us opportunities to look for efficiencies at our Richardson, Texas, plant and to think about the best way to manage these production facilities as a group. As part of that review, we realigned the operations team to ensure we have the best level of support for our manufacturing plants and to support manufacturing productivity initiatives. We believe these changes have positioned our restaurant and food products businesses to help meet future growth plans.

The second Brand Builder is to consistently drive net sales growth. Our highest priority in the restaurant segment is to increase same-store sales. Bob Evans Restaurants experienced a decrease in same-store sales of 3.5 percent in fiscal 2010. We believe same-store sales at our Bob Evans Restaurants are particularly sensitive to economic conditions in the Midwest, which has been hit particularly hard by the downturn in the United States’ economy, increased unemployment and lower home values. New product development and a focused marketing message take on a heightened importance due to these same-store sales challenges, which we expect to continue throughout the year. We continue to concentrate on customer value initiatives along with product development and innovation. We currently offer more than 30 meals for $5.99 or less at Bob Evans Restaurants. We have created a new Fit from the Farm menu, which provides guests who are following a 2,000 calorie daily diet with the option of eating three balanced meals a day at Bob Evans Restaurants. We have also added two new incremental layers of sales at Bob Evans Restaurants. The first is our catering menu, which we launched in the third quarter of fiscal 2010, and the second is our family-size meals for carryout, which we started to promote in the third quarter of fiscal 2010.

At Mimi’s, we experienced a decrease in same-store sales of 7.2 percent in fiscal 2010. At Mimi’s, the sales building programs are being driven by our “Power of 10” strategy which demonstrates the upside to our sales if we can achieve a 10 percent net sales mix in each of the categories of carryout, alcoholic beverage net sales, appetizers and desserts. Currently we are well below 10 percent in each of these categories with approximately 2 percent of our net sales in desserts, approximately 3 percent of our net sales in appetizers and approximately 4 percent of our net sales in both carryout and alcoholic beverages. During fiscal 2010, we introduced a three-course, fixed price dinner menu designed to drive traffic. For $12.99, guests get their choice of a starter, Just Enough entrée and a Petite Treat dessert. Additionally, we are refocusing our marketing efforts towards digital marketing and social networking. Our marketing initiatives to drive sales include FSIs and special offers through our e-club. Online ordering is also now available at all Mimi’s, along with expansion into catering with our to-go party packs.

Bob Evans Restaurants and Mimi’s are focused on growing restaurant level net sales by developing our employees with a “capability to drive net sales” culture while maintaining guest satisfaction.

In our food products segment, our net sales focus is on increasing comparable pounds sold and gaining additional points of distribution. We experienced an increase of 7 percent in comparable pounds sold in fiscal 2010, due in part to gaining additional points of distribution and more authorizations for sausage products and side dishes. The impact of the increase in comparable pounds sold in fiscal 2010 was offset by a significant increase in promotional discounts provided to retailers, which reduce net sales. The increase in promotional discounts was designed to increase market share and promote brand awareness. We believe our conversion from the DSD model to a warehouse system will allow us to drive net sales more profitably by directing our strategies at the customer account level rather than an individual store level. We also expect to gain net sales with the introduction of new retail products, including our Wrappers and Stuffers. At the end of fiscal 2010, Bob Evans and Owens brand products were available for purchase in grocery stores in 50 states, the District of Columbia, the Toronto, Canada area and parts of Mexico.

The third Brand Builder is to improve margins with an eye on customer satisfaction. Both restaurant concepts are focused on food costs and labor. We eliminated approximately 3 million labor hours from our restaurant segment during fiscal 2010 on a 52-week comparable basis. Our new actual versus theoretical food cost program was fully implemented at our Bob Evans Restaurants in the fourth quarter of fiscal 2010 and will be fully implemented in our Mimi’s stores in the second quarter of fiscal 2011. This program will help reduce waste and improve cost of sales.

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

We plan to improve food costs at Mimi’s through menu innovation and continuing to take advantage of our consolidated supply chain power. Another one of our primary strategies at Mimi’s is to reengineer the cost structure to enable us to build brand awareness through promotion without having a negative impact on margins. The primary focus for the entire Mimi’s team is driving sales and improving profitability. Bob Evans Restaurants and Mimi’s keep an eye on customer satisfaction by monitoring key measurements, such as data from Mindshare Technologies, a third party firm, which monitors the customer experience.

Food products’ operating income increased to 6.7 percent in fiscal 2010 from 5.0 percent in fiscal 2009. The increase is primarily due to the conversion from the DSD model to a warehouse system, which resulted in a lower overall cost structure. The savings realized from the lower overall warehouse cost structure was offset by a significant increase in promotional discounts provided to retailers, which reduce net sales.

Our fourth Brand Builder is to be the BEST at operations execution. We believe a good way to improve our execution is to decrease employee turnover, and we have made significant progress in that area, reducing Bob Evans Restaurant hourly turnover to about 70 percent in fiscal 2010 and Mimi’s hourly turnover to about 84 percent in fiscal 2010. Operations excellence is also our commitment to build people capability and deliver speed with hospitality. In our food products segment, the operational focus will be to gain process efficiencies through manufacturing productivity initiatives.

Our fifth and final Brand Builder is to increase returns on invested capital. As previously stated, we are not going to open large numbers of new Bob Evans Restaurants and Mimi’s until projected returns improve. Instead we will be focusing on improving existing store profitability at both restaurant concepts. At Bob Evans Restaurants in fiscal 2011, we expect to build three new restaurants, rebuild two restaurants and remodel 40 to 50 restaurants. We do not expect to open or rebuild any Mimi’s, but plan to remodel approximately 10 existing locations in fiscal 2011. We need to continue to improve our restaurant-level economics at both restaurant brands to enable us to begin building restaurants again, as development is an important part of our long-term plan. We are currently reevaluating our restaurant remodel program in an effort to ensure that we are using our capital in the most cost-effective manner. Specifically, we are exploring ways to refresh more restaurants with less capital expenditure than our previous remodel program. We reimaged a Bob Evans prototype in Westerville, Ohio, in fiscal 2010 with a new front-of-the-house “Taste of the Farm” retail area designed to drive incremental impulse purchases. The retail reimage features a new fresh-baked goods section, a grab-and-go section with sandwiches and salads and a refrigerated section featuring our food products segment’s convenience items. In addition, we reimaged a Mimi’s in Chandler, Arizona, in fiscal 2010 with an upscale bar presentation in conjunction with a wider liquor selection, a bakery items display case and a dedicated to-go area. Additionally, we have added overflow seating in our waiting area, which should drive speed of service during peak hours.

As noted earlier, in the first quarter of fiscal 2010 we completed an approximately $16.0 million expansion at our Sulphur Springs, Texas, plant, which produces fully-cooked convenience items.

In the third quarter of fiscal 2010, we increased our quarterly cash dividend to $0.18 from $0.16. Despite the challenges we are facing, we are confident in our overall financial position, which enabled us to implement this dividend increase. Finally, we repurchased 732,000 shares under our stock repurchase program in fiscal 2010.

From February 24, 2009, through October 23, 2009, and subject to the exceptions set forth below, we were prohibited from declaring, making or incurring any liability to declare or make any Restricted Payments (as defined in the note agreements discussed in Note B), including: (1) dividends or other distributions or payments on our capital stock or other equity interests; (2) the redemption or acquisition of our capital stock or other equity interests or of warrants, rights or other options to purchase such stock or other equity interests (except when made solely in exchange for such stock or other equity interests or contemporaneously from the net proceeds of a sale of such stock or other equity interests); and (3) any repayment, redemption, repurchase or other acquisition of the principal of any Subordinated Debt (as defined in the note agreements) prior to the regularly scheduled maturity date thereof; provided, however, that the foregoing restrictions did not apply to: (a) dividends paid on our common stock on a pro rata basis in the ordinary course of business to all holders of common stock not to exceed $0.16 per share per fiscal quarter; (b) distributions made pursuant to employment agreements, dividend reinvestment and stock purchase plans, stock option or equity plans or other benefit plans generally consistent with past practices; or (c) distributions made in connection with the exercise of stock options or the vesting of equity awards for management or employees.

In summary, we remain focused on the five BEST Brand Builders and continue to implement them with a sense of urgency.

Business Outlook

We are expecting fiscal 2011 operating income to be approximately $105 to $110 million, taking into account ongoing challenging macroeconomic conditions, the loss of an extra operating week compared to fiscal 2010 and significantly higher sow costs. The 53rd operating week contributed an incremental $31.3 million in net sales and $6.9 million in operating income to our fiscal 2010 results. We estimate that our sow costs will be in the range of $55 to $60 per hundredweight in fiscal 2011 compared to $42 in fiscal 2010.

The fiscal 2011 outlook relies on a number of important assumptions. We anticipate overall net sales to remain relatively flat in fiscal 2011 at about $1.7 billion. In the restaurant segment, we anticipate negative same-store sales of approximately 2.0 percent to flat at Bob Evans Restaurants and negative same-store sales of approximately 5.0 percent to negative 2.0 percent at Mimi’s. We expect lower same-store sales in the first quarter, with gradual sequential improvement in the second, third and fourth quarters due partly to menu innovation initiatives. We expect total net sales to approximate $965 to $985 million at Bob Evans Restaurants and $380 to $395 million at Mimi’s. The restaurant segment operating income margins are expected to be approximately 6 to 7 percent for fiscal 2011. We expect margin pressure from increasing commodity costs, offset by the benefit of our actual versus theoretical food cost program, positive mix shifts, effective supply chain management and improving operating wages through expected labor efficiencies.

In the food products segment, we expect continued growth in pounds sold and expanded retail distribution, with overall net sales of $330 to $360 million, which includes price increase initiatives to be implemented early in the second quarter. We anticipate that sow costs will average approximately $55 to $60 per hundredweight in fiscal 2011. We also expect operating income margins in the food products segment of approximately 4.5 to 6 percent, but significantly lower (near breakeven) in the first quarter and improving the remainder of the fiscal 2011 as price increases and cost savings related to manufacturing productivity initiatives get traction.

We project net interest expense of approximately $9 to $10 million in fiscal 2011.

The effective tax rate is estimated to be approximately 34 percent for fiscal 2011, which is more representative of our historical average. The average diluted shares outstanding for 2011 are expected to be approximately 31 million for the year.

Capital spending for fiscal 2011 is expected in a range of $65 to $70 million, an increase from $51.3 million in fiscal 2010. The increase is largely due to a greater number of Bob Evans Restaurants and Mimi’s remodels we expect to complete in fiscal 2011. At Bob Evans Restaurants we plan to develop 3 new stores and plan to rebuild 2 and remodel 40 to 50 existing restaurants in fiscal 2011. At Mimi’s, we do not plan to open or rebuild any restaurants, but plan to remodel approximately 10 existing stores in fiscal 2011. Depreciation and amortization expense for fiscal 2011 should approximate $85 to $87 million.

The Board of Directors has authorized a $25 million share repurchase program in fiscal 2011.

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

We are required to perform annual impairment tests of our goodwill and intangible assets (or more frequently if events or changes in circumstances indicate the asset might be impaired). We have elected to test for impairment in the fourth quarter of each fiscal year. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit (in this case, Mimi’s) based on a discounted cash flow analysis or other appropriate models using revenue and profit forecasts and comparing that estimated fair value with the carrying value of the reporting unit, which includes goodwill. Factors used in the impairment tests include, but are not limited to, our plans for new store development, same-store sales trends, future operations, brand initiatives, recent operating results and projected net sales and cash flows. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to compute the amount of goodwill impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

Based on our consolidated stock valuation relative to our book value, a scaled-back development plan and continued declining same-store sales at Mimi’s, we determined that indicators of potential impairment were present during the third quarter of fiscal 2009. During the third quarter of fiscal 2009, we performed interim impairment tests of goodwill and intangible assets with indefinite lives and recorded impairment charges of $56.2 million and $11.8 million for goodwill and other intangible assets, respectively. The fiscal 2009 charges are reflected on the Consolidated Statements of Income under “Goodwill and other intangibles impairment.”

We are self-insured for most casualty losses and employee health-care claims up to certain stop-loss limits per claim. We record our best estimate of the cost to settle incurred self-insured casualty losses and employee health-care claims. The recorded liability includes estimated reserves for both reported claims and incurred, but not reported claims. Casualty loss estimates are based on the results of independent actuarial studies and consider historical claim frequency and severity, as well as changes in factors such as business environment, benefit levels, medical costs and the regulatory environment that could impact overall self-insurance costs. The employee health-care claims reserve estimate is based on our review of our historical claims paid and the historical time lag between when the claims are incurred and when the claims are paid. We review the time lag periodically throughout the fiscal year. Additionally, a risk margin to cover adverse development that may occur over the several years it takes for claims to settle is included in reserves, which increases our confidence level that the recorded reserve is adequate. Because there are many estimates and assumptions involved in recording insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. However, we believe that our calculation of insurance liabilities would not change materially under different conditions and/or different methods. Historically, we have been adequately reserved for self- insured losses and the estimated reserves have proven to be sufficient for actual claims settled. See Note F for a further discussion of our insurance programs.

Property, plant and equipment comprise 87 percent of our assets. Depreciation is recognized using the straight-line and accelerated methods in amounts adequate to amortize costs over the estimated useful lives of depreciable assets (see Note A). We estimate useful lives on buildings and equipment based on historical data and industry norms. Changes in estimated useful lives could have a significant impact on earnings. Additionally, testing for impairment of long-lived assets, which we perform at the individual store level in our restaurant segment, requires significant management judgment regarding future cash flows, asset lives and discount rates. Changes in estimates could result in future impairment charges. Pretax charges of $6.2 million, $6.4 million and $3.7 million were recognized in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, related to fixed asset impairment.

We measure the cost of employee services received in exchange for an equity award, such as stock options or restricted stock awards, based on the fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees are subject to immediate expensing in full upon grant. The fair value of each option award in fiscal 2010, fiscal 2009 and fiscal 2008 was estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of options granted is based on the historical exercise behavior of full-term options, and the expected volatility is based on the historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. Both expected volatility and the risk-free rate are based on a period commensurate with the expected option term. The expected dividend yield is based on the current dividend, the current market price of our common stock and historical dividend yields.

We estimate certain components of our provision for income taxes. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to D&A expense allowable for tax purposes and the tax deductibility of certain other items. The estimates are based on the best available information at the time that we prepare the tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. In fiscal 2008, we adopted the Income Taxes Topic of the FASB ASC, which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At the end of fiscal 2010, we have reserved $9.1 million related to unrecognized tax benefits. It is reasonably possible that the amount of unrecognized tax benefits may increase or decrease within the next year.

While our recognition of revenue does not generally involve significant judgment, the accounting for unredeemed gift certificates and gift cards requires estimation. We issue gift cards (and prior to fiscal 2006, issued gift certificates; collectively, “gift cards”) which contain no expiration dates or inactivity fees. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards (“breakage”) when the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed gift cards to state governments. We determine the gift card breakage rate based on historical redemption patterns. Fiscal 2008 was the first year in which we recognized gift card breakage income for Bob Evans Restaurants, as that was the first time we had sufficient historical information to reasonably determine the breakage rate. As a result, $6.6 million of pretax income was recorded in the third quarter of fiscal 2008, which included gift card breakage income related to gift cards sold since the inception of our gift card programs.

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

As noted in Note A, “Summary of Significant Accounting Policies,” to our consolidated financial statements which are included in Item 8 of this Annual Report on Form 10-K, we do not use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

At April 30, 2010, our outstanding debt included $14.0 million on our variable-rate revolving lines of credit and $176.2 million of fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1 percent increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by $0.1 million, assuming the $14.0 million outstanding at April 30, 2010, was outstanding for the entire year.

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

With our supervision, management assessed our internal control over financial reporting as of April 30, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included the evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

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

/s/ Steven A. Davis	/s/ Tod P. Spornhauer
Steven A. Davis	Tod P. Spornhauer
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bob Evans Farms, Inc.:

We have audited Bob Evans Farms, Inc.’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Bob Evans Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Bob Evans Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2010 consolidated financial statements of Bob Evans Farms, Inc. and our report dated June 28, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Columbus, Ohio
June 28, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bob Evans Farms, Inc.:

We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 30, 2010, and April 24, 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. and subsidiaries at April 30, 2010, and April 24, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note C to the consolidated financial statements, in fiscal 2008 the company adopted Income Taxes Topic of the FASB ASC, as it relates to accounting for uncertain tax positions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bob Evans Farms, Inc.’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 28, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Columbus, Ohio
June 28, 2010

Bob Evans Farms, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 30,	April 24,
	2010	2009
	Dollars in thousands

ASSETS
Current Assets
Cash and equivalents	$17,803	$30,133
Accounts receivable	19,857	23,045
Inventories	25,920	31,087
Deferred income taxes	11,175	11,211
Prepaid expenses	2,169	1,311

Total Current Assets	76,924	96,787
Property, Plant and Equipment
Land	248,812	247,348
Buildings and improvements	934,919	918,227
Machinery and equipment	479,470	461,961
Construction in progress	1,438	2,732

	1,664,639	1,630,268
Less accumulated depreciation	702,665	627,576

Net Property, Plant and Equipment	961,974	1,002,692
Other Assets
Deposit and other	4,143	4,856
Long-term investments	23,032	15,936
Goodwill	1,567	1,567
Other intangible assets	41,517	42,337

Total Other Assets	70,259	64,696

	$1,109,157	$1,164,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$14,000	$67,000
Current maturities of long-term debt	26,905	26,904
Accounts payable	29,322	43,584
Federal and state income taxes	8,708	9,867
Accrued nonincome taxes	21,085	22,670
Accrued wages and related liabilities	39,545	32,887
Self-insurance	24,165	23,833
Deferred revenue	14,447	14,103
Other accrued expenses	15,279	21,484

Total Current Liabilities	193,456	262,332
Long-Term Liabilities
Deferred compensation	26,396	19,808
Federal and state income taxes	10,050	13,605
Deferred income taxes	67,538	70,883
Deferred rent	24,273	23,649
Long-term debt	149,287	176,192

Total Long-Term Liabilities	277,544	304,137
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares in 2010 and 2009	426	426
Capital in excess of par value	180,476	173,970
Retained earnings	788,049	738,668
Treasury stock, 12,265,865 shares in 2010 and 11,925,872 shares in 2009, at cost	(330,794)	(315,358)

Total Stockholders’ Equity	638,157	597,706

	$1,109,157	$1,164,175

See Accompanying Notes to Consolidated Financial Statements

Bob Evans Farms, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended April 30, 2010; April 24, 2009; and April 25, 2008

	2010	2009	2008
	Dollars in thousands, except per share amounts

Net Sales	$1,726,804	$1,750,512	$1,737,026
Cost of sales	516,667	537,085	517,358
Operating wage and fringe benefit expenses	596,050	597,806	604,198
Other operating expenses	276,521	280,393	282,029
Selling, general and administrative expenses	147,164	156,965	149,070
Depreciation and amortization expense	83,988	81,934	77,131
Goodwill and other intangibles impairment	0	67,962	0

Operating Income	106,414	28,367	107,240
Net interest expense	10,088	12,306	10,990

Income Before Income Taxes	96,326	16,061	96,250
Provisions for income taxes	25,998	21,207	31,374

Net Income (Loss)	$70,328	$(5,146)	$64,876

Earnings (Loss) Per Share — Basic	$2.29	$(0.17)	$1.96

Earnings (Loss) Per Share — Diluted	$2.28	$(0.17)	$1.95

Cash Dividends Paid Per Share	$0.68	$0.60	$0.56

See Accompanying Notes to Consolidated Financial Statements

Bob Evans Farms, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common	Common		Capital in
	Stock	Stock	Preferred	Excess of	Retained	Treasury
	Shares	Amount	Stock	Par Value	Earnings	Stock	Total
		Dollars in thousands, except per share amounts
Stockholders’ Equity at 4/27/07	35,141,937	$426	$60	$160,441	$711,333	$(167,029)	$705,231
Net income					64,876		64,876
Dividends declared ($0.56 per share)					(18,085)		(18,085)
Treasury stock repurchased	(5,000,000)					(154,593)	(154,593)
Treasury stock reissued under employee plans	469,408			7,497		6,722	14,219
Tax benefit — employee plans				1,149			1,149
Cumulative effect of adopting the Income Taxes Topic of the FASB ASC					(172)		(172)

Stockholders’ Equity at 4/25/08	30,611,345	426	60	169,087	757,952	(314,900)	612,625
Net loss					(5,146)		(5,146)
Dividends declared ($0.60 per share)					(14,138)		(14,138)
Treasury stock repurchased	(245,332)					(5,374)	(5,374)
Treasury stock reissued under employee plans	346,233			4,532		4,916	9,448
Preferred stock redemption			(60)	11			(49)
Tax benefit — employee plans				340			340

Stockholders’ Equity at 4/24/09	30,712,246	426	0	173,970	738,668	(315,358)	597,706
Net income					70,328		70,328
Dividends declared ($0.68 per share)					(20,947)		(20,947)
Treasury stock repurchased	(731,814)					(21,123)	(21,123)
Treasury stock reissued under employee plans	391,821			6,131		5,687	11,818
Tax benefit — employee plans				375			375

Stockholders’ Equity at 4/30/10	30,372,253	$426	$0	$180,476	$788,049	$(330,794)	$638,157

See Accompanying Notes to Consolidated Financial Statements

Bob Evans Farms, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years ended April 30, 2010; April 24, 2009; and April 25, 2008

	2010	2009	2008
	Dollars in thousands

Operating Activities
Net income (loss)	$70,328	$(5,146)	$64,876
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,988	81,934	77,131
Goodwill and other intangibles impairment	0	67,962	0
Deferred compensation	6,446	(6,670)	2,589
Deferred income taxes	(3,309)	60	(4,860)
Loss on fixed assets	5,146	7,258	686
(Gain) loss on long-term investments	(5,328)	6,486	307
Compensation expense attributable to stock plans	7,530	6,737	6,345
Deferred rent	624	1,242	2,021
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	3,188	(3,094)	564
Inventories	5,167	258	(2,672)
Prepaid expenses	(858)	(44)	(116)
Accounts payable	(14,262)	4,333	2,321
Federal and state income taxes	(4,714)	(1,598)	2,125
Accrued wages and related liabilities	6,658	(5,600)	(4,212)
Self-insurance	332	1,056	1,726
Accrued nonincome taxes	(1,585)	(3)	1,283
Deferred revenue	344	1,299	(4,711)
Other accrued expenses	(6,205)	(4,325)	8,155

Net cash provided by operating activities	153,490	152,145	153,558
Investing Activities:
Purchase of property, plant and equipment	(51,266)	(95,985)	(120,955)
Purchase of long-term investments	(1,841)	(2,366)	(2,611)
Proceeds from sale of property, plant and equipment	3,743	3,667	14,566
Other	713	(718)	930

Net cash used in investing activities	(48,651)	(95,402)	(108,070)
Financing Activities:
Cash dividends paid	(20,947)	(18,424)	(18,719)
Purchase of treasury stock	(21,123)	(5,374)	(154,593)
Borrowings (repayments) on lines of credit	(53,000)	(71,500)	138,500
Proceeds from debt issuance	0	70,000	0
Principal payments on long-term debt	(26,904)	(26,904)	(46,333)
Excess tax benefits from stock-based compensation	375	340	1,149
Proceeds from issuance of treasury stock	4,430	2,711	7,875

Net cash used in financing activities	(117,169)	(49,151)	(72,121)

Increase (decrease) in cash and equivalents	(12,330)	7,592	(26,633)
Cash and equivalents at the beginning of the year	30,133	22,541	49,174

Cash and equivalents at the end of the year	$17,803	$30,133	$22,541

See Accompanying Notes to Consolidated Financial Statements

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
April 30, 2010

Note A —	Summary of Significant Accounting Policies

Description of Business:  As of April 30, 2010, Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “company,” “we,” “us” and “our”) owned and operated 715 full-service restaurants, including 569 Bob Evans Restaurants in 18 states and 146 Mimi’s Cafés in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily in California and other western states. We also produce and distribute pork sausage products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States.

Principles of Consolidation:  The consolidated financial statements include the accounts of Bob Evans and its subsidiaries. Intercompany accounts and transactions have been eliminated.

Fiscal Year:  Our fiscal year ends on the last Friday in April. References herein to fiscal 2010, fiscal 2009 and fiscal 2008 refer to fiscal years ended April 30, 2010; April 24, 2009; and April 25, 2008, respectively. All years presented were comprised of 52 weeks, except for fiscal 2010, which contains 53 weeks.

Revenue Recognition:  Revenue is recognized in the restaurant segment at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. Revenue in the food products segment is generally recognized when products are delivered to our customers’ warehouses. All revenue is presented net of sales tax collections.

We issue gift cards (and prior to fiscal 2006, issued gift certificates; collectively, “gift cards”) which contain no expiration dates or inactivity fees. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards (“gift card breakage”) when the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed gift cards to state government(s). We determine the gift card breakage rate based on historical redemption patterns. Gift card breakage is included in net sales in the Consolidated Statements of Income, and the liability for unredeemed gift cards is included in deferred revenue on the Consolidated Balance Sheets.

Fiscal 2008 was the first year in which we recognized gift card breakage income for Bob Evans Restaurants. As a result, $6,600 of pretax income was recorded in the third quarter of fiscal 2008, which included gift card breakage income related to gift cards sold since the inception of our gift card program.

Cash Equivalents:  We consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable:  Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us were to occur, we estimate of the recoverability of amounts due to us could change by a material amount. Amounts deemed uncollectible are written-off against an established allowance for doubtful accounts.

Concentration of Credit Risk and Major Customers:  We maintain cash depository accounts with major banks and invest in high-quality short-term liquid instruments. Such investments are made only in instruments issued or

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

enhanced by high-quality institutions. These investments mature within three months and we have not incurred any related losses.

Accounts receivable can be potentially exposed to a concentration of credit risk with customers or in particular industries. Such credit risk is considered by management to be limited due to our many customers, none of which are considered principal in our total operations and doing business in a variety of industries throughout the world. We do have two individual customers that exceed 10 percent of total revenue. In addition, we perform ongoing credit evaluations of our customers’ financial conditions and maintain reserves for credit losses. Such losses historically have been within our expectations.

Inventories:  We value inventories at the lower of first-in, first-out cost or market. Inventory includes raw materials and supplies ($18,956 in fiscal 2010 and $22,400 in fiscal 2009) and finished goods ($6,964 in fiscal 2010 and $8,687 in fiscal 2009).

Assets Held for Sale:  In accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), we classify certain land, buildings and equipment as “held for sale” in the Consolidated Balance Sheets when we believe these assets will be disposed of within the next 12 months. Assets held for sale are reported at the lower of the carrying amount or the fair value and depreciation of these assets has ceased. We did not have any assets held for sale at the end of fiscal 2010 or fiscal 2009.

Property, Plant and Equipment:  Property, plant and equipment are recorded at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to fiscal 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (15 to 25 years) and machinery and equipment (3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the lease terms. Total depreciation expense was $83,095; $80,892; and $75,959 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

We sell real property via like-kind exchanges under Internal Revenue Code Section 1031 whereby gains are not recognized for federal income tax purposes. We recognize all such gains for financial reporting purposes in the period the property is sold. Consolidated results for fiscal 2010, fiscal 2009 and fiscal 2008 include net pretax gains of $1,362; $1,032 and $2,865, respectively, on sale of assets. The gains are classified as a reduction of “Selling, general and administrative expenses (“S,G&A”)” in the Consolidated Statements of Income.

We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated undiscounted future operating cash flows for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset.

During fiscal 2010, we identified certain operating and closed locations with negative cash flow, declining net sales performance or other potential indicators of impairment, and recorded a $6,195 pretax fixed asset impairment charge in the restaurant segment for four Bob Evans Restaurant operating locations and 22 other properties. In fiscal 2009, a pretax fixed asset impairment charge of $6,444 was recognized in the restaurant segment for six underperforming Mimi’s restaurants. In fiscal 2008, a pretax impairment charge of $3,659 was recognized in the restaurant segment related to nine underperforming Bob Evans Restaurants, which were subsequently closed. The fixed asset impairment charges are reflected in S,G&A expenses in the Consolidated Statements of Income.

Long-term Investments:  Long-term investments include assets held under certain deferred compensation arrangements, which represent the cash surrender value of company-owned life insurance policies and investments in income tax credit limited partnerships. An offsetting liability for the amount of the cash surrender value of

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

company-owned life insurance is included in the “Deferred compensation” amount on the Consolidated Balance Sheets. Investments in income tax credit limited partnerships are recorded at amortized cost. We amortize the investments to the expected residual value of the partnerships once the income tax credits are fully utilized. The amortization period of the investments matches the respective income tax credit period.

Goodwill:  Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $1,567 for both fiscal 2010 and fiscal 2009. Goodwill is not amortized; rather it is tested for impairment at the beginning of the fourth quarter each year or on a more frequent basis when events occur or circumstances change between the annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the third quarter of fiscal 2009, we determined that indicators for potential impairment existed based on our consolidated stock valuation relative to our book value, a scaled-back development plan for Mimi’s and continued declining same-store sales at Mimi’s. We performed interim impairment tests of goodwill and determined that the carrying value of Mimi’s goodwill was fully impaired. Therefore, we recorded a pretax goodwill impairment charge in the restaurant segment in the third quarter of fiscal 2009 for the entire $56,162. See Note G.

Other Intangible Assets:  Other intangible assets consist of the Mimi’s business trade name and restaurant concept. The trade name intangible asset is deemed to have an indefinite economic life and is not amortized. It is tested for impairment at the beginning of the fourth quarter each year or on a more frequent basis if events or changes in circumstances indicate the asset might be impaired. The restaurant concept intangible asset is amortized on a straight-line basis over its estimated economic life of 15 years. In the third quarter of fiscal 2009, we determined that indicators for potential impairment existed based on our consolidated stock valuation relative to our book value, a scaled-back development plan for Mimi’s and continued declining same-store sales at Mimi’s. We performed interim impairment tests of Mimi’s other intangible assets and determined that the business trade name had a fair value of $34,000, compared to a carrying value of $45,800. Therefore, we recorded a pretax impairment charge of $11,800 related to the business trade name in the restaurant segment in the third quarter of fiscal 2009. In fiscal 2010, there was no intangible asset impairment charge. See Note G.

Financial Instruments:  The fair values of our financial instruments (other than long-term debt) approximate their carrying values at April 30, 2010, and April 24, 2009. At April 30, 2010, the estimated fair value of our long-term debt approximated $184,728 compared to a carrying amount of $176,192. At April 24, 2009, the estimated fair value of our long-term debt approximated $192,400 compared to a carrying amount of $203,096. We estimate the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes.

Treasury Stock:  During fiscal 2010, fiscal 2009 and fiscal 2008, we followed a policy of issuing treasury shares to satisfy award exercises or conversions.

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

Preopening Expenses:  Expenditures related to the opening of new restaurants, other than those for capital assets, are expensed when incurred.

Advertising Costs:  We expense advertising costs as incurred. Advertising expense was $45,648; $45,708; and $40,775 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

Promotional Spending:  In our food products segment, we engage in promotional (sales incentive) programs in the form of “off-invoice” deductions, billbacks, cooperative advertising and coupons. Costs associated with these programs are classified as a reduction of net sales in the period in which the sale occurs.

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

The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares outstanding (in thousands):

	2010	2009	2008

Basic	30,775	30,744	33,065
Dilutive stock options	115	0	250

Diluted	30,890	30,744	33,315

Options to purchase 690,952 and 67,794 shares of common stock in fiscal 2010 and fiscal 2008, respectively, were excluded from the diluted earnings-per-share calculations because they were antidilutive. All outstanding options were excluded from the diluted earnings-per-share calculation in fiscal 2009 because we had a net loss for the year.

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Stock-based Employee Compensation:  At April 30, 2010, we had a stock-based employee compensation plan that is described more fully in Note D. We record stock-based compensation expense by measuring the cost of employee services received in exchange for an equity award, such as stock options or restricted stock awards, based on the fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees are subject to immediate expensing in full upon grant.

Leases:  Rent expense for our operating leases, which generally have escalating rent payments over the term of the leases, is recorded on a straight-line basis over the lease term. The lease term begins when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. The difference between the straight-line rent calculation and rent paid is recorded as “deferred rent” in the Consolidated Balance Sheets. We expense all straight-line rent recorded during the build-out period for new restaurants.

Contingent rents are generally amounts due as a result of net sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they accrue.

Rental expense in fiscal 2010, fiscal 2009 and fiscal 2008 was as follows:

	2010	2009	2008

Minimum rent	$27,693	$27,045	$25,238
Contingent rent	462	1,195	1,389

Total rent	$28,155	$28,240	$26,627

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In some instances, we have received contributions from landlords to help fund the construction of new restaurants. We account for landlord contributions as lease incentive obligations that are amortized as a reduction to rent expense over the applicable lease term. Lease incentive obligations are included in the Consolidated Balance Sheets as deferred rent.

Reclassifications:  Certain prior-year amounts have been reclassified to conform to the fiscal 2010 classification.

New Accounting Pronouncements:  The Fair Value Measurements and Disclosures Topic of the FASB ASC clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures for fair value measurements. The guidance became effective for fiscal years beginning after November 15, 2007 (our fiscal 2009), for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The guidance became effective in our fiscal 2010 for all other nonfinancial assets and liabilities. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

The Financial Instruments Topic of the FASB ASC increases the frequency of fair value disclosures for financial instruments within the scope of the Topic to a quarterly basis rather than annually. This guidance became effective for interim and annual periods ending after June 15, 2009. We adopted this guidance in the first quarter of fiscal 2010. Except for the disclosure requirements, the adoption of this guidance did not have a material effect on our consolidated financial position or results of operations.

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

The Generally Accepted Accounting Principles Topic of the FASB ASC identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The guidance became effective for interim and annual fiscal periods ending after September 15, 2009 (our fiscal 2010 second quarter). We adopted this statement in the first quarter of fiscal 2010 and it did not have a material effect on our consolidated financial position or results of operations.

Note B —	Long-Term Debt and Credit Arrangements

Long-term debt is comprised of the following:

	April 30, 2010	April 24, 2009

Unsecured senior notes issued July 28, 2004:
Series B, due July 2010, 4.61%	$13,334	$26,667
Series C, due July 2014, 5.12%	67,858	81,429
Series D, due July 2016, 5.67%	25,000	25,000
Unsecured senior notes issued July 28, 2008:
Series A, due July 2014, 6.39%	40,000	40,000
Series B, due July 2013, 6.39%	30,000	30,000

Total long-term debt	176,192	203,096
Less: current portion of long-term debt	26,905	26,904

Long-term debt less current portion	$149,287	$176,192

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On July 28, 2004, we completed a private placement of $190 million in senior unsecured fixed-rate notes. The senior notes outstanding at April 30, 2010, mature over a period from July 2010 to July 2016, and carry a weighted-average interest rate of 5.2 percent, which we pay quarterly.

In the second quarter of fiscal 2009, we completed a private placement of $70 million in senior unsecured fixed-rated notes. These notes were issued in two series. The $40 million Series A senior notes bear interest at 6.39 percent and mature on July 28, 2014, with a mandatory prepayment of $20 million due on July 28, 2012. The $30 million Series B senior notes bear interest at 6.39 percent and mature on July 28, 2013. The net proceeds from the notes we issued in fiscal 2009 were used to repay outstanding debt under existing bank credit facilities and to repay a portion of our previously outstanding senior notes.

Both of our senior note issues contain covenants customary for financings of this type that limit our ability to incur liens on assets, merge or consolidate with other entities, transfer or sell a substantial part of our assets, substantially change the nature of our business, engage in sale and leaseback transactions and enter into transactions with affiliates. We are also prohibited, subject to certain limited exceptions, from granting collateral under our credit facilities with our lenders unless such collateral is also granted to the note holders on an equal basis. The senior notes contain financial covenants that require certain net worth and fixed charge coverage ratios and place limitations on our indebtedness.

As of April 30, 2010, we were in compliance with these covenants and restrictions. The senior notes also contain customary events of default, the occurrence of which will permit the holders of the notes to accelerate payment of the notes.

As of April 30, 2010, maturities of long-term debt are as follows:

2011	$26,905
2012	13,571
2013	38,571
2014	48,571
2015	38,574
Thereafter	10,000

Total	$176,192

We also have unsecured borrowing arrangements with certain banks from which we may borrow up to $120,000, on a short-term basis at floating interest rates. The arrangements are reviewed annually for renewal. During fiscal 2010, total available bank lines of credit were reduced from $165,000 to $120,000. At April 30, 2010, $14,000 was outstanding under these arrangements. During fiscal 2010, the maximum amount outstanding under these unsecured lines of credit was $83,000, and the average amount outstanding was $55,616 with a weighted-average interest rate of 0.88 percent. During fiscal 2009, the maximum outstanding under these unsecured lines of credit was $143,000 and the average amount outstanding was $106,057 with a weighted-average interest rate of 2.58 percent.

Interest costs of $836; $933; and $1,325 incurred in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, were capitalized in connection with our construction activities. Interest paid in fiscal 2010, fiscal 2009 and fiscal 2008 was $10,972; $13,620; and $13,031, respectively.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note C —	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of April 30, 2010, and April 24, 2009, were as follows:

	April 30,	April 24,
	2010	2009

Deferred tax assets:
Loss on impaired assets	$7,760	$7,835
Self-insurance	6,776	7,080
Vacation pay	1,909	1,875
Stock and deferred compensation plans	17,039	11,814
Accrued bonus	1,130	686
Tax credits	0	1,249
Deferred rent	6,405	6,201
Other	2,342	696

Total deferred tax assets	43,361	37,436
Deferred tax liabilities:
Accelerated depreciation/asset disposals	83,829	81,297
Intangible assets	15,364	15,731
Other	531	80

Total deferred tax liabilities	99,724	97,108

Net deferred tax liabilities	$56,363	$59,672

Significant components of the provisions for income taxes are as follows:

	2010	2009	2008

Current:
Federal	$23,878	$17,356	$30,128
State	5,429	3,791	6,106

Total current	29,307	21,147	36,234
Deferred:
Federal	(2,470)	(170)	(3,314)
State	(839)	230	(1,546)

Total deferred	(3,309)	60	(4,860)

Total tax provisions	$25,998	$21,207	$31,374

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Our provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

	2010	2009	2008

Tax at statutory rate	$33,714	$5,621	$33,688
State income tax (net)	2,983	2,614	2,964
Goodwill impairment	0	19,657	0
FICA tip credits	(4,937)	(4,937)	(4,607)
Settlement of state income tax audits (net)	(2,534)	(1,172)	0
Cash surrender value of life insurance	(1,925)	2,142	116
Work opportunity tax credits	(852)	(949)	(762)
Limited partnership tax credits	(83)	(266)	(397)
Other	(368)	(1,503)	372

Provisions for income taxes	$25,998	$21,207	$31,374

Taxes paid during fiscal 2010, fiscal 2009 and fiscal 2008 were $34,167; $26,480; and $33,764, respectively.

Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in evaluating our tax positions, which has an impact on our effective tax rate. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged based on technical merits.

A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including the resolution of any related appeals or litigation, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement. The cumulative effect of the adoption of the Income Taxes Topic of the FASB ASC was a $172 reduction in the fiscal 2008 opening balance of retained earnings. Prior to the adoption of the Income Taxes Topic of the FASB ASC, we accrued for tax contingencies in accordance with the requirements of the Contingencies Topic of the FASB ASC.

In fiscal 2010, the amount of our unrecognized tax benefits decreased by $2,687, primarily due to reductions in tax contingencies for statute of limitations expirations and audit settlements. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2010	2009	2008

Balance at beginning of fiscal year	$11,773	$15,381	$13,473
Additions based on tax positions related to the current year	752	404	1,866
Additions for tax positions of prior years	0	1,260	969
Reductions for tax positions of prior years	0	(1,524)	(420)
Reductions due to settlements with taxing authorities	(2,862)	(1,565)	0
Reductions due to statute of limitations expiration	(577)	(2,183)	(507)

Balance at end of fiscal year	$9,086	$11,773	$15,381

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of April 30, 2010, and April 24, 2009, was $7,697 and $6,907, respectively. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We reasonably expect to resolve state tax audits in the next 12 months which could result in the recognition of previously unrecognized tax benefits of $500 to $1,800 and would affect the effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits may increase or decrease within the next 12 months for reasons other than the

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

settlement of tax audits. However, we do not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to our consolidated financial statements.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Income. During fiscal 2010, fiscal 2009 and fiscal 2008, we recognized approximately $761, $283 and $2,338, respectively, of interest and penalties in tax expense. As of April 30, 2010, and April 24, 2009, we had accrued approximately $3,694 and $5,440, respectively, in interest and penalties related to unrecognized tax benefits.

We file United States federal and various state and local income tax returns. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2007 through 2009. Our federal and state income tax return filings generally are subject to a three-year statute of limitations from the date of filing. However, we may grant waivers to taxing authorities to extend the statute of limitations for prior tax years. Based on the status of current audits and the protocol of finalizing audits by relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded unrecognized tax benefits.

Note D —	Stock-Based Compensation Plans

On September 11, 2006, our stockholders approved the Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan (the “2006 Plan”). Upon approval, the 2006 Plan became our only plan under which new stock-based compensation can be granted. At April 30, 2010, there were awards outstanding under the 2006 Plan, as well as previous equity plans adopted in 1998, 1994, 1993 and 1992.

The types of awards that may be granted under the 2006 plan include: cash-based awards, stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights, whole share awards and performance-based awards. The Compensation Committee of the Board of Directors administers the 2006 Plan, including establishing the terms and conditions of awards. The 2006 Plan imposes various restrictions on awards, including a maximum life of 10 years for stock options and stock appreciation rights and a minimum exercise price equal to the grant date stock price for stock options and stock appreciation rights.

The 1998 plan provided that the option price for:  (1) incentive stock options may not be less than the fair market value of the stock at the grant date and (2) nonqualified stock options shall be determined by the Compensation Committee of the Board of Directors. The 1994 plan prohibited option prices less than the fair market value of the stock at the grant date.

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

The 1992 plan was adopted in connection with our supplemental executive retirement plan (“SERP”), which provides retirement benefits to certain key management employees. In the past, SERP participants could elect to have their awards allocated to their accounts in cash or, when permitted by the Compensation Committee, they could receive an equivalent value of nonqualified stock options. The 1992 plan provided that the option price could not be less than 50 percent of the fair market value of the stock at the date of grant. The last grant of stock options under the 1992 plan was in fiscal 2003. Since fiscal 2003, all SERP awards have been allocated to participants’ accounts in cash.

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

In fiscal 2010, we amended the terms of the employment agreement with the chief executive officer (“CEO”). The amended agreement provides for a one-time Long-Term Performance-Based Incentive (the “LTPBI”). The purpose of the LTPBI is to increase stockholder value by establishing additional compensation incentives linked directly to our performance over the five-year period, which began in fiscal 2010 and goes through fiscal 2014. The CEO may earn performance shares based on our performance during this five-year period relative to goals set by the Compensation Committee for net income growth and total stockholder return. The number of shares ultimately earned by the CEO will be determined by the Compensation Committee at the end of the five-year period based on the terms of the LTPBI award agreement.

Effective April 29, 2006 (our fiscal 2007), we adopted the Compensation — Stock Compensation Topic of the FASB ASC, using the modified-prospective transition method. The Compensation — Stock Compensation Topic of the FASB ASC requires that we measure the cost of employee services received in exchange for an equity award, such as stock options or restricted stock awards, based on the fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees are subject to immediate expensing in full upon grant. Compensation cost recognized includes: (1) compensation cost for all stock-based awards granted prior to, but not yet fully vested as of April 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of the Compensation — Stock Compensation Topic of the FASB ASC and (2) compensation cost for all stock-based awards granted after April 28, 2006, based on the grant date fair value estimated in accordance with the Compensation — Stock Compensation Topic of the FASB ASC. Total stock-based compensation cost in fiscal 2010, fiscal 2009 and fiscal 2008 was $7,530; $6,775; and $6,345, respectively. The related tax benefit recognized was $2,069; $2,116; and $2,029 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Nearly all of the expense associated with stock-based compensation is reflected in S,G&A expense.

The fair value of each option awarded in fiscal 2010, fiscal 2009 and fiscal 2008 was estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of options granted is based on the historical exercise behavior of full-term options, and the expected volatility is based on the historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. Both expected volatility and the risk-free rate are based on a period commensurate with the expected option term. The expected dividend yield is based on the current dividend, the current market price of our common stock and historical dividend yields.

The following table presents the weighted-average per share fair value of options granted and the weighted-average assumptions used, based on a Black-Scholes option-pricing model:

	2010	2009	2008

Per share fair value of options	$9.73	$8.03	$9.13
Expected dividend yield	2.10%	2.00%	1.70%
Expected volatility	45.86%	32.62%	26.81%
Risk-free interest rate	1.81%	2.97%	5.01%
Expected term (in years)	3.4	3.5	3.9

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes option-related activity for fiscal 2010:

			Weighted-Average
	Shares		Remaining	Aggregate
	Subject to	Weighted-Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term	Value

Outstanding, April 24, 2009	1,384,841	$27.72
Granted	198,965	32.30
Exercised	(170,475)	21.05
Forfeited or expired	(9,868)	27.24

Outstanding, April 30, 2010	1,403,463	$29.21	4.65	$3,683

Vested and expected to vest, April 30, 2010	1,403,463	$29.21	4.65	$3,683

Exercisable, April 30, 2010	1,087,146	$28.29	3.62	$3,448

As of April 30, 2010, there was $1,010 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.67 years. The total intrinsic value of options exercised during fiscal 2010, fiscal 2009 and fiscal 2008 was $1,644; $785; and $3,512, respectively. Cash received from the exercise of options was $3,588; $1,755; and $6,988 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The actual tax benefit realized for tax deductions from the exercise of options totaled $417; $208; and $954 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. In fiscal 2010, fiscal 2009 and fiscal 2008, excess tax benefits of $375; $340; and $1,149, respectively, were classified as financing cash flows in the Consolidated Statements of Cash Flows.

In addition, to the shares subject to outstanding options, approximately 1,225,000 shares were available for grant under the 2006 Plan at April 30, 2010.

A summary of the status of our nonvested restricted shares as of April 30, 2010, and changes during fiscal 2010 is presented below:

		Weighted-Average
		Grant Date Fair
Restricted Stock Awards	Shares	Value

Nonvested, April 24, 2009	381,851	$30.60
Granted	239,166	31.67
Vested	(231,371)	29.85
Forfeited	(15,080)	31.29

Nonvested, April 30, 2010	374,566	$31.73

At April 30, 2010, there was $5,824 of unrecognized compensation cost related to nonvested restricted shares. This cost is expected to be recognized over a weighted-average period of 2.94 years. The total fair value of shares that vested during fiscal 2010, fiscal 2009 and fiscal 2008 was $7,004; $6,880; and $6,311, respectively.

Note E —	Other Compensation Plans

We have a defined contribution plan (401(k)) that is available to substantially all employees who have at least 1,000 hours of service. We also have a nonqualified deferred compensation plan, the Bob Evans Executive Deferral Plan (“BEEDP”), which provides certain executives the opportunity to defer a portion of their current income to future years. Our annual matching contributions to the plans are at the discretion of our Board of Directors.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Expenses related to matching contributions to these plans in fiscal 2010, fiscal 2009 and fiscal 2008 were $4,738; $5,089; and $4,910, respectively.

The SERP (see Note D) provides awards in the form of nonqualified deferred cash compensation. Our expense related to cash contributions to the SERP was $1,751; $285; and $745 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

2011	$24,163
2012	23,594
2013	23,080
2014	22,283
2015	21,135
Thereafter	193,891

Total	$308,146

At April 30, 2010, we had contractual commitments of approximately $47,038 for purchases of inventory and land, restaurant construction and plant equipment additions.

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

We do not believe that our calculation of casualty losses and employee health-care claims liabilities would change materially under different conditions and/or different methods. However, due to the inherent volatility of actuarially determined casualty losses and employee health-care claims, it is reasonably possible that we could experience changes in estimated losses, which could be material to both quarterly and annual net income.

Like many restaurant companies and retail employers, SWH Corporation, which does business as Mimi’s Café, has been faced with allegations of purported class-wide wage and hour violations in California. The following is a brief description of the current California class action matters pending against SWH Corporation.

On October 28, 2008, a class action complaint entitled Leonard Flores, et al. v. SWH Corporation d/b/a Mimi’s Café was filed in Orange County California Superior Court. Mr. Flores was employed as an assistant manager of Mimi’s Café until September 2006 and purports to represent a class of assistant managers who are allegedly similarly situated. Mimi’s Café classified its assistant managers as exempt employees until October 2009. The case involves claims that current and former assistant managers working in California from October 2004 to October 2009 were misclassified by Mimi’s Café as exempt employees. As a result, the complaint alleges that these assistant managers were deprived of overtime pay, rest breaks and meal periods as required for nonexempt employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid benefits, penalties, interest and attorneys’ fees and costs. Although we believe Mimi’s Café properly classified its assistant managers as exempt employees under California law, we elected to resolve the Flores lawsuit through voluntary mediation. The Orange County California Superior Court granted preliminary approval of a settlement in the amount of $1,030,000

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

in January 2010. We recently completed the administration of claims, and the Orange County California Superior Court granted final approval of the settlement on June 10, 2010.

On October 13, 2009, a class action complaint entitled Edder Diaz and Rosolyn Gray, et al. v. SWH Corporation d/b/a Mimi’s Café was filed in Alameda County California Superior Court. Mr. Diaz and Ms. Gray purport to represent a class of various nonexempt employees, including bartenders, hosts and servers, who are allegedly similarly situated. The case involves claims that current and former nonexempt employees working in these positions in California from October 2005 to the present (1) were not reimbursed for certain expenses incurred in connection with the discharge of their duties and (2) were denied rest breaks and meal periods as required for nonexempt employees under California wage and hour laws. The complaint seeks unspecified damages, penalties, interest and attorneys’ fees and costs. We believe Mimi’s Café has complied with the California wage and hour laws at issue in the Diaz lawsuit. We are evaluating the results of similar proceedings in California and are consulting with advisors with specialized expertise. An unfavorable verdict or a significant settlement could have a material adverse effect on our financial position, cash flows and results of operations.

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

At the beginning of the fourth quarter, we complete our annual impairment test required under the provisions of the Intangibles — Goodwill and Other Topic of the FASB ASC. In addition, we are required to assess the carrying value of our goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. Based on our stock valuation relative to our book value, a scaled-back development plan for Mimi’s and continued declining same-store sales at Mimi’s, we determined that indicators of potential impairment were present during the third quarter of fiscal 2009. As a result, during the third quarter of fiscal 2009, we performed interim impairment tests of goodwill and intangible assets.

The results of the fiscal 2009 impairment test indicated that the carrying value of Mimi’s goodwill was fully impaired. Therefore, we recorded a pretax goodwill impairment charge in the restaurant segment in the third quarter of fiscal 2009 of $56,162, which is included in “Goodwill and other intangibles impairment” in the Consolidated Statements of Income. The fair value of the Mimi’s reporting unit was estimated based on a discounted cash flow model using our business plans and projections for Mimi’s as the basis for expected future cash flows. We believe the assumptions used for the impairment test are consistent with those that a market participant would use. There were no goodwill impairment charges in fiscal 2010 or fiscal 2008.

Goodwill is summarized below:

	Restaurant	Food Products
	Segment	Segment	Total

April 25, 2008, carrying amount	$56,162	$1,567	$57,729
Impairment in 2009	(56,162)	0	(56,162)

April 30, 2010, and April 24, 2009, carrying amount	$0	$1,567	$1,567

Intangible assets consist of the Mimi’s restaurant concept that is amortized over a 15-year life and the Mimi’s business trade name that is not amortized. In the third quarter of fiscal 2009, we determined that the other intangible assets were potentially impaired based on the indicators discussed above. Based upon the impairment tests performed at that time, we determined that the business trade name had a fair value of $34,000, compared to a

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

carrying value of $45,800. This resulted in a pretax impairment charge of $11,800, which is included in “Goodwill and other intangibles impairment” in the Consolidated Statements of Income. The fair value of the business trade name was estimated using the relief-from-royalty method, an income approach to valuation. We also reviewed the restaurant concept for impairment. The estimated fair value of the restaurant concept, calculated using a relief-from-royalty method, exceeded its carrying value. Therefore, no impairment charge was recorded related to the Mimi’s restaurant concept. There were no restaurant concept or business trade name impairment charges in fiscal 2010 or fiscal 2008.

Intangible assets are summarized below:

	Restaurant	Business
	Concept	Trade Name	Total

April 30, 2010, gross carrying amount	$12,300	$34,000	$46,300
Accumulated amortization	(4,783)	0	(4,783)

April 30, 2010, net carrying amount	$7,517	$34,000	$41,517

April 24, 2009, gross carrying amount	$12,300	$34,000	$46,300
Accumulated amortization	(3,963)	0	(3,963)

April 24, 2009, net carrying amount	$8,337	$34,000	$42,337

The amortization expense related to these intangible assets was $820 in each fiscal 2010, fiscal 2009 and fiscal 2008. Amortization expense related to intangible assets for the next five years is expected to be $820 each year.

Note H —	Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009

Net sales	$429,480	$440,287	$424,847	$435,455	$429,823	$443,773	$442,654	$430,997
Gross profit (loss)	25,139	23,520	24,907	20,282	28,393	(46,434)	27,975	30,999
Net income (loss)	16,115	13,809	15,482	11,339	17,967	(51,368)	20,764	21,074
Earnings (loss) per share:
Basic	$0.52	$0.45	$0.50	$0.37	$0.58	$(1.67)	$0.68	$0.69
Diluted	0.52	0.45	0.50	0.37	0.58	(1.67)	0.68	0.69
Common stock sale prices:
High	$32.51	$34.70	$29.53	$33.19	$29.94	$22.00	$33.61	$25.97
Low	23.38	25.90	24.81	18.32	25.00	12.51	27.25	16.14
Cash dividends paid	$0.16	$0.14	$0.16	$0.16	$0.18	$0.16	$0.18	$0.16

•	Gross profit represents operating income.

•	The fourth quarter of fiscal 2010 is comprised of a 14-week period; all other fiscal quarters presented are comprised of a 13-week period.

•	Total quarterly earnings per share may not equal the annual amount because earnings per share are calculated independently for each quarter.

•	Stock prices are high and low sale prices for our common stock as reported on the NASDAQ Stock Market (trading symbol — BOBE), which is the principal market for our common stock.

•	The number of registered stockholders of our common stock at June 25, 2010, was 22,659.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note I —	Industry Segments

Our operations include restaurant operations and the processing and sale of food products. The revenues from these segments include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements.

Operating income represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. General corporate assets consist of cash equivalents, long-term investments and deferred income tax assets.

Information on our industry segments is summarized as follows:

	2010	2009	2008

Net sales
Restaurant operations	$1,411,092	$1,439,090	$1,445,034
Food products	351,891	349,273	331,060

	1,762,983	1,788,363	1,776,094
Intersegment net sales of food products	(36,179)	(37,851)	(39,068)

Total	$1,726,804	$1,750,512	$1,737,026

Operating Income
Restaurant operations	$85,144	$12,796	$78,686
Food products	21,270	15,571	28,554

Total	$106,414	$28,367	$107,240

Depreciation and Amortization Expense
Restaurant operations	$74,436	$73,877	$69,195
Food products	9,552	8,057	7,936

Total	$83,988	$81,934	$77,131

Capital Expenditures
Restaurant operations	$33,355	$75,784	$103,078
Food products	17,911	20,201	17,877

Total	$51,266	$95,985	$120,955

Identifiable Assets
Restaurant operations	$958,311	$1,020,298	$1,088,641
Food products	116,639	116,729	102,868

	1,074,950	1,137,027	1,191,509
General corporate assets	34,207	27,148	30,398

Total	$1,109,157	$1,164,175	$1,221,907

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in our definitive proxy statement relating to the annual meeting of stockholders to be held on September 13, 2010 (the “2010 Proxy Statement”), under “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “PROPOSAL 1: ELECTION OF DIRECTORS,” and “CORPORATE GOVERNANCE” under the subcaption “Directors Serving on Boards of Other Public Companies” is incorporated herein by reference.

The information regarding our executive officers required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Supplemental Item — Executive Officers of Bob Evans Farms, Inc.”

Information concerning our Audit Committee and the determination by our Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference to the information contained in our 2010 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaptions “Board Committees and Charters” and “Board Committees and Charters — Audit Committee.”

Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2010 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaption “Board Committees and Charters — Nominating and Corporate Governance Committee.”

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

Set forth below is a list of our directors, and their principal occupations, as of June 25, 2010:

Name	Principal Occupation

Larry C. Corbin	Retired Interim Chief Executive Officer and President of Bob Evans Farms, Inc.
Steven A. Davis	Chairman of the Board and Chief Executive Officer of Bob Evans Farms, Inc.
Michael J. Gasser	Chairman of the Board, Chief Executive Officer and President of Greif, Inc., a manufacturer of shipping containers and containerboard, Delaware, Ohio
Dr. E. Gordon Gee	President of The Ohio State University
E.W. (Bill) Ingram III	President and Chief Executive Officer of White Castle System, Inc., a quick-service hamburger chain, Columbus, Ohio
Cheryl L. Krueger	Chief Executive Officer of Krueger & Co., a strategic business consulting company, Columbus, Ohio
G. Robert Lucas II	Trustee of The Jeffrey Trusts, trusts for the descendants of Joseph A. Jeffrey, Columbus, Ohio
Eileen A. Mallesch	Retired; Senior Vice President, Chief Financial Officer: Nationwide Property & Casualty Insurance, Nationwide Insurance, Columbus, Ohio
Bryan G. Stockton	President — International of Mattel, Inc., an international toy company, El Segundo, California
Paul S. Williams	Partner, Major, Lindsey and Africa, a legal executive search firm, Chicago, Illinois

Item 11.	Executive Compensation

Information regarding the compensation of our Board of Directors is incorporated by reference to the information contained in our 2010 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaption “Director Compensation for Fiscal 2010.”

Information regarding the compensation of our executive officers is incorporated by reference to the information contained in our 2010 Proxy Statement under “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT” and “EXECUTIVE COMPENSATION” (including the information appearing under the subcaptions “Summary Compensation Table for Fiscal 2010, 2009 and 2008,” “All Other Compensation Table for Fiscal 2010,” “Grants of Plan-Based Awards in Fiscal 2010,” “Outstanding Equity Awards at 2010 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2010,” “Nonqualified Deferred Compensation,” “Nonqualified Deferred Compensation Table for Fiscal 2010,” “Change in Control Arrangements,” “Employment Agreement — Steven Davis” and “Potential Payouts upon Termination or Change-in-Control”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained in the 2010 Proxy Statement under “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Equity Compensation Plan Information

In September 2006, our stockholders approved the Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan (as amended, the “2006 Plan”). Currently, the 2006 Plan is the only plan under which we may issue equity securities to our directors, officers and employees. As of April 30, 2010, a number of awards were outstanding under the 2006 Plan and our previous equity plans, including:

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

The following table shows, as of April 30, 2010, the number of shares of common stock issuable upon exercise of outstanding options, the weighted-average exercise price of those options and the number of shares of common stock remaining for future issuance under the 2006 Plan, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)	(c)
Number of Securities
	Number of			Remaining Available for
	Securities to be		Weighted-Average	Future Issuance Under
	Issued Upon		Exercise Price of	Equity Compensation
	Exercise of		Outstanding	Plans (Excluding
	Options, Warrants		Options, Warrants	Securities
Plan category	and Rights		and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	1,403,463	(1)	$29.21	1,225,157	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,403,463		$29.21	1,225,157

(1)	Includes:

•	26,406 common shares issuable upon exercise of options granted under the 1992 Stock Option Plan;

•	2,552 common shares issuable upon exercise of options granted under the 1994 LTIP;

•	935,106 common shares issuable upon exercise of options granted under the 1998 Stock Option Plan; and

•	439,399 common shares issuable upon exercise of options granted under the 2006 Plan.

(2)	Represents shares available for issuance under the 2006 Plan, including 1,114,76 shares that were made available for issuance under the 2006 Plan when the 1992 Stock Option Plan, 1993 LTIP and 1998 Stock Option Plan were terminated, as well as shares that became available for issuance under the 2006 Plan when outstanding awards under the 1992 Stock Option Plan, 1993 LTIP and 1998 Stock Option Plan expired or were otherwise forfeited. Shares available for future issuance under the 2006 Plan may be granted in the form of incentive stock options, nonqualified stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights or whole shares.

In addition, as of April 30, 2010, there were 374,566 shares of restricted stock outstanding, consisting of 89,736 shares granted under the 1993 LTIP, 0 shares granted under the 1998 Stock Option Plan and 284,830 shares granted under the 2006 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2010 Proxy Statement under the captions “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE” under the subcaption “Director Independence” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the 2010 Proxy Statement under “PROPOSAL 4: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” under the subcaptions “Preapproval of Services Performed by the Independent Registered Public Accounting Firm” and “Fees of the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of Bob Evans Farms, Inc. and subsidiaries are filed as part of this Annual Report on Form 10-K under Item 8 hereof:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Balance Sheets at April 30, 2010 and April 24, 2009

•	Consolidated Statements of Income for the fiscal years ended April 30, 2010, April 24, 2009 and April 25, 2008

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 30, 2010, April 24, 2009 and April 25, 2008

•	Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2010, April 24, 2009 and April 25, 2008

•	Notes to Consolidated Financial Statements

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

BOB EVANS FARMS, INC.

June 28, 2010	By: /s/ Tod P. Spornhauer Tod P. Spornhauer Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven A. Davis Steven A. Davis	Chairman of the Board and Chief Executive Officer (principal executive officer)	June 28, 2010

* Larry C. Corbin	Director	June 28, 2010

* Michael J. Gasser	Director	June 28, 2010

* Dr. E. Gordon Gee	Director	June 28, 2010

* E.W. (Bill) Ingram III	Director	June 28, 2010

* Cheryl L. Krueger	Director	June 28, 2010

* G. Robert Lucas II	Director	June 28, 2010

* Eileen A. Mallesch	Director	June 28, 2010

* Bryan G. Stockton	Director	June 28, 2010

* Paul S. Williams	Director	June 28, 2010

*	By Mary L. Garceau pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

/s/ Mary L. Garceau
Mary L. Garceau
Vice President, General Counsel and
Corporate Secretary

BOB EVANS FARMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED APRIL 30, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description	Location

3.1	Restated Certificate of Incorporation of company reflecting amendments through Aug. 10, 1993. [This document represents the Company’s Certificate of Incorporation in restated format incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]	Filed herewith
3.2	Amended and Restated By-Laws of Bob Evans Farms, Inc. (As amended November 19, 2008)	Incorporated herein by reference to Exhibit 3.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed November 24, 2008 (File No. 0-1667)
4.1	Note Purchase Agreement, dated as of July 28, 2004, by and among Bob Evans Farms, Inc., BEF Holding Co., Inc. and the purchasers of the notes set forth on the signature pages thereto	Incorporated herein by reference to Exhibit 4(a) to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 29, 2004 (File No. 0-1667)
4.2	Subsidiary Guaranty, dated as of July 28, 2004, by Mimi’s Cafe, LLC	Incorporated herein by reference to Exhibit 4(b) to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 29, 2004 (File No. 0-1667)
4.3	First Amendment, dated as of January 15, 2005, to Note Purchase Agreement, dated as of July 28, 2004, by and between Bob Evans Farms, Inc. and the purchasers named therein	Incorporated herein by reference to Exhibit 4.3 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 2009 (File No. 0-1667)
4.4	Second Amendment, dated as of February 24, 2009, to Note Purchase Agreement, dated as of July 28, 2004, by and between Bob Evans Farms, Inc. and the purchasers named therein	Incorporated herein by reference to Exhibit 4.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-1667)
4.5	Note Purchase Agreement, dated July 28, 2008, by and among Bob Evans Farms, Inc., BEF Holding Co., Inc. and the Purchases named therein	Incorporated herein by reference to Exhibit 4.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed July 31, 2008 (File No. 0-1667)
4.6	Subsidiary Guaranty, dated as of July 28, 2008, by Mimi’s Café, LLC	Incorporated herein by reference to Exhibit 4.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed July 31, 2008 (File No. 0-1667)
4.7	First Amendment, dated as of February 24, 2009, to Note Purchase Agreement, dated as of July 28, 2008, by and between Bob Evans Farms, Inc. and the Purchasers named therein	Incorporated herein by reference to Exhibit 4.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-1667)
10.1	$45.0 Million Line of Credit Note from Bob Evans Farms, Inc. to JPMorgan Chase Bank, N.A. dated as of December 1, 2009	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 4, 2009 (File No. 0-1667)
10.2	Continuing Guaranty of Bob Evans Farms, Inc. to JPMorgan Chase Bank, N.A. dated as of September 30, 2008	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed October 6, 2008 (File No. 0-1667)
10.3	Reaffirmation to Guaranty of Bob Evans Farms, Inc. to JPMorgan Chase Bank, N.A. dated as of December 1, 2009	Filed herewith
10.4	Continuing Guaranty of Mimi’s Café, LLC to JPMorgan Chase Bank, N.A. dated as of September 30, 2008	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed October 6, 2008 (File No. 0-1667)

Exhibit
Number		Description	Location

10.5		Reaffirmation to Guaranty of Mimi’s Café, LLC to JPMorgan Chase Bank, N.A. dated as of December 1, 2009	Filed herewith
10.6		$75.0 Million Line of Credit Note from Bob Evans Farms, Inc. to PNC Bank, National Association dated as of April 20, 2010	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 22, 2010 (File No. 0-1667)
10.7		Parent Guaranty from Bob Evans Farms, Inc. to PNC Bank, National Association dated as of April 20, 2010	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 22, 2010 (File No. 0-1667)
10.8		Guaranty from Mimi’s Café, LLC to PNC Bank, National Association dated as of April 20, 2010	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 22, 2010 (File No. 0-1667)
Amended and Restated Employment Agreement

*10	.9	Amended and Restated Employment Agreement, dated June 18, 2009, by and between Bob Evans Farms, Inc. and Steven A. Davis	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 2009 (File No. 0-1667)
*10	.10	Form of Bob Evans Farms, Inc. CEO Long-Term Performance-Based Incentive Award Program Performance Share Award Agreement	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 2009 (File No. 0-1667)
Change in Control Agreement

*10	.11	Form of Amended and Restated Change in Control Agreement between Bob Evans Farms, Inc. and certain of its executive officers	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-1667)
*10	.12	Amended and Restated Change in Control Agreement between Bob Evans Farms, Inc. and Steven A. Davis, dated December 24, 2008	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-1667)
1992 Nonqualified Stock Option Plan

*10	.13	Bob Evans Farms, Inc. 1992 Nonqualified Stock Option Plan (effective for options granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(j) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 1992 (File No. 0-1667)
*10	.14	Bob Evans Farms, Inc. First Amended and Restated 1992 Nonqualified Stock Option Plan (effective for options granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(o) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10	.15	Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan (effective as of November 14, 2007)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.16	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.11 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 4, 2009 (File No. 0-1667)
1994 Long Term Incentive Plan
*10	.17	Bob Evans Farms, Inc. 1994 Long Term Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(n) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 1994 (File No. 0-1667)

Exhibit
Number		Description	Location

*10	.18	Bob Evans Farms, Inc. First Amended and Restated 1994 Long Term Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(q) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
1998 Stock Option and Incentive Plan

*10	.19	Bob Evans Farms, Inc. 1998 Stock Option and Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 4(f) to Bob Evans Farms, Inc.’s Registration Statement on Form S-8 filed March 22, 1999 (Registration No. 333-74829)
*10	.20	Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(s) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10	.21	Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.22	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.12 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009 (File No. 0-1667)
*10	.23	Form of Incentive Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Filed herewith
*10	.24	Form of Nonqualified Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Filed herewith
*10	.25	Form of Restricted Stock Award Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Filed herewith
*10	.26	Nonqualified Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.27	Incentive Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.28	Restricted Stock Award Notice and Agreement (Director) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.29	Restricted Stock Award Notice and Agreement (Employee) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
Executive Deferral Program

*10	.30	Bob Evans Farms, Inc. and Affiliates Fourth Amended and Restated Executive Deferral Program	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 2, 2010 (File No. 0-1667)

Exhibit
Number		Description	Location

1998 Amended and Restated Supplemental Executive Retirement Plan

*10	.31	Bob Evans Farms, Inc. 1998 Amended and Restated Supplemental Executive Retirement Plan (effective as of May 1, 1998)	Filed herewith
*10	.32	Bob Evans Farms, Inc. and Affiliates 2002 Second Amended and Restated Supplemental Executive Retirement Plan (effective as of May 1, 2002)	Filed herewith
*10	.33	First Amendment to Bob Evans Farms, Inc. and Affiliates 2002 Second Amended and Restated Supplemental Executive Retirement Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 26, 2007 (File No. 0-1667)
*10	.34	Amendment to Bob Evans Farms, Inc. and Affiliates 2002 Second Amended and Restated Supplemental Executive Retirement Plan (effective as of January 1, 2006)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.35	Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
2002 Incentive Growth Plan

*10	.36	Bob Evans Farms, Inc. 2002 Incentive Growth Plan (effective Sept. 9, 2002)	Filed herewith
*10	.37	Bob Evans Farms, Inc. Compensation Program for Directors (Revised August 10, 2007)	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed August 13, 2007 (File No. 0-1667)
*10	.38	Cash Award Notice and Agreement — Performance Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.39	Restricted Stock Award Notice and Agreement — First Amended and Restated 1993 Long Term Incentive Plan for Managers (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.40	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 1 participants who are not eligible to retire)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.41	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 1 participants who are eligible to retire)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.42	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 2 participants who are not eligible to retire)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.43	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 2 participants who are eligible to retire)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
2006 Equity and Cash Incentive Plan

*10	.44	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 14, 2006 (File No. 0-1667)

Exhibit
Number		Description	Location

*10	.45	Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.46	First Amendment to the Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.13 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009 (File No. 0-1667)
*10	.47	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Incentive Stock Option Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10	.48	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Nonqualified Stock Option Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10	.49	Form of Bob Evans Farms, Inc. 2006 Annual Bonus Award Agreement (For Employees)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10	.50	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.51	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.52	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees — General)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.53	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10	.54	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.55	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Cash Based Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K/A dated June 15, 2007 (File No. 0-1667)
*10	.56	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan CEO Long-Term Performance-Based Incentive Award Program (Terms and Conditions for the Five-Year Performance Period from Fiscal Year 2010 through Fiscal Year 2014)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 2009 (File No. 0-1667)
Director Medical Reimbursement Program

*10	.57	Bob Evans Farms, Inc. Director Medical Reimbursement Program effective as of January 1, 2008	Incorporated herein by reference to Exhibit 10.15 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009 (File No. 0-1667)

Exhibit
Number		Description	Location

Executive Compensation Recoupment Policy

*10	.58	Bob Evans Farms, Inc. Executive Compensation Recoupment Policy Adopted February 17, 2009	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated June 12, 2009 (File No. 0-1667)
*10	.59	Form of Executive Recoupment Policy Acknowledgement and Agreement	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated June 12, 2009 (File No. 0-1667)
2010 Director Deferral Program

*10	.60	Bob Evans Farms, Inc. 2010 Director Deferral Program effective May 26, 2010	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 2, 2010 (File No. 0-1667)
21		Subsidiaries of Bob Evans Farms, Inc.	Filed herewith
23		Consent of Independent Registered Public Accounting Firm	Filed herewith
24		Powers of Attorney of Directors and Executive Officers	Filed herewith
31.1		Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2		Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1		Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.2		Section 1350 Certification (Principal Financial Officer)	Filed herewith

*	Denotes management contract or compensatory plan or agreement.