Form 10-Q
period 2010-07-30
EVANS BOB FARMS INC
filed 2010-09-08
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2010
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☑
     As of August 27, 2010, the registrant had 30,393,085 common shares outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

BOB EVANS FARMS, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	Dollars in thousands
	Unaudited
	July 30, 2010	April 30, 2010
Assets

Current Assets
Cash and equivalents	$11,465	$17,803
Accounts receivable	24,116	19,857
Inventories	23,731	25,920
Deferred income taxes	11,175	11,175
Prepaid expenses	4,608	2,169

Total Current Assets	75,095	76,924

Property, Plant and Equipment	1,666,804	1,664,639
Less accumulated depreciation	717,036	702,665

Net Property, Plant and Equipment	949,768	961,974

Other Assets
Deposits and other	4,585	4,143
Long-term investments	22,624	23,032
Goodwill	1,567	1,567
Other intangible assets	41,311	41,517

Total Other Assets	70,087	70,259

	$1,094,950	$1,109,157

Liabilities and Stockholders’ Equity

Current Liabilities
Lines of credit	$32,000	$14,000
Current maturities of long-term debt	13,571	26,905
Accounts payable	31,950	29,322
Federal and state income taxes	7,642	8,708
Accrued nonincome taxes	19,986	21,085
Accrued wages and related liabilities	27,447	39,545
Self-insurance	24,280	24,165
Deferred revenue	13,100	14,447
Other accrued expenses	18,073	15,279

Total Current Liabilities	188,049	193,456

Long-Term Liabilities
Deferred compensation	26,013	26,396
Federal and state income taxes	10,318	10,050
Deferred income taxes	67,447	67,538
Deferred rent	24,340	24,273
Long-term debt	135,716	149,287

Total Long-Term Liabilities	263,834	277,544

Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at July 30, 2010, and April 30, 2010	426	426
Capital in excess of par value	179,461	180,476
Retained earnings	795,135	788,049
Treasury stock, 12,167,334 shares at July 30, 2010, and 12,265,865 shares at April 30, 2010, at cost	(331,955)	(330,794)

Total Stockholders’ Equity	643,067	638,157

	$1,094,950	$1,109,157

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended
	July 30, 2010	July 24, 2009
Net Sales	$412,566	$429,480

Cost of sales	122,169	125,494
Operating wage and fringe benefit expenses	144,098	151,668
Other operating expenses	68,374	69,451
Selling, general and administrative expenses	35,763	36,745
Depreciation and amortization expense	20,776	20,983

Operating Income	21,386	25,139

Net interest expense	2,498	2,740

Income Before Income Taxes	18,888	22,399

Provision for income taxes	6,339	6,284

Net Income	$12,549	$16,115

Earnings Per Share — Basic	$0.41	$0.52

Earnings Per Share — Diluted	$0.41	$0.52

Cash Dividends Paid Per Share	$0.18	$0.16

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(Dollars in thousands)
	Three Months Ended
	July 30, 2010	July 24, 2009
Operating activities:
Net income	$12,549	$16,115

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,776	20,983
Loss on disposal/impairment of assets	75	174
(Gain) loss on long-term investments	1,750	(1,892)
Deferred compensation	(383)	2,427
Compensation expense attributable to stock plans	3,188	3,895
Deferred income taxes	(91)	(33)
Deferred rent	67	222
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(4,259)	320
Inventories	2,189	4,053
Prepaid expenses	(2,439)	(2,375)
Accounts payable	2,628	(9,710)
Federal and state income taxes	(966)	790
Accrued wages and related liabilities	(12,098)	(1,147)
Self-insurance	115	(354)
Accrued nonincome taxes	(1,099)	(638)
Deferred revenue	(1,347)	(1,205)
Other accrued expenses	2,794	(245)

Net cash provided by operating activities	23,449	31,380

Investing activities:
Purchase of property, plant and equipment	(9,048)	(16,429)
Proceeds from sale of property, plant and equipment	609	331
Purchase of long-term investments	(1,342)	(1,305)
Other	(442)	446

Net cash used in investing activities	(10,223)	(16,957)

Financing activities:
Cash dividends paid	(5,468)	(4,915)
Proceeds from lines of credit	18,000	—
Principal payments on long-term debt	(26,905)	—
Purchase of treasury stock	(4,356)	—
Proceeds from issuance of treasury stock	232	1,747
Net share settlement of equity awards	(1,070)	—
Excess tax benefits from stock-based compensation	3	192

Net cash used in financing activities	(19,564)	(2,976)

(Decrease) increase in cash and equivalents	(6,338)	11,447

Cash and equivalents at the beginning of the period	17,803	30,133

Cash and equivalents at the end of the period	$11,465	$41,580

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. Unaudited Consolidated Financial Statements
     The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. Except as described in this Form 10-Q, no significant changes have occurred in the financial disclosures made in our Form 10-K for the fiscal year ended April 30, 2010 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).
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
     The numerator in calculating both basic and diluted earnings per share for each period was reported net income. The denominator was based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended
	July 30, 2010	July 24, 2009
Basic	30,445	30,841
Effect of dilutive stock options	61	101

Diluted	30,506	30,942

3. Stock-Based Compensation
     We account for stock-based compensation in accordance with the Compensation-Stock Compensation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Accordingly, stock-based compensation is measured based on the fair value of the award on the grant date and is recognized over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees (as determined under the terms of the compensation plan under which the award is granted) are subject to immediate expensing in full upon grant. Total stock-based compensation expense of $3.2 million and $3.9 million for the first quarters of fiscal 2011 and 2010, respectively, is included in the Consolidated Statements of Income.
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

	(in thousands)
	Three Months Ended
	July 30, 2010	July 24, 2009
Sales
Restaurant operations	$343,085	$359,815
Food products	72,611	72,826

	415,696	432,641
Intersegment sales of food products	(3,130)	(3,161)

Total	$412,566	$429,480

Operating income
Restaurant operations	$21,357	$20,388
Food products	29	4,751

Total	$21,386	$25,139

5. Taxes
     The combined federal and state income tax rates were 33.6% in the first quarter of fiscal 2011 versus 28.1% in the corresponding period a year ago.
     Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year and includes the impact of discrete items for the quarter. The prior year tax rate benefitted from settlements with certain state taxing authorities.
6. Financial Instruments
     The fair values of our financial instruments (other than long-term debt) approximate their carrying values at July 30, 2010. At July 30, 2010, the estimated fair value of our long-term debt approximated $162.4 million compared to a carrying amount of $149.3 million. We estimate the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes.
7. Reclassifications
     Certain prior year amounts have been reclassified to conform to the fiscal 2011 classification.
8. Subsequent Events
     In August 2010, we closed our food production facility in Galva, Illinois. The decision to close the food production facility was due to excess capacity and diminishing supply in the live sow market. We will record a charge of approximately $2 million in the second quarter of fiscal 2011 resulting from severance and other costs related to closing the Galva food production facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General Overview
     In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “Company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. The following terms used herein are registered trademarks or service marks of Bob Evans: Bob Evans®, Bob Evans Restaurants®, Bob Evans Special Touch®, Best Brand BuildersSM, Mimi’s® Mimi’s Café®, Owens® and Taste of the Farm®.
     As of July 30, 2010, we owned and operated 714 full-service restaurants, including 569 Bob Evans Restaurants in 18 states and 145 Mimi’s Cafés (“Mimi’s”) in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. We also produce and distribute pork sausage products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. Revenue in the food products segment is recognized when products are delivered to our customers’ warehouses.
     The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This MD&A and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this MD&A that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010, under the heading “Item 1A — Risk Factors.” We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made. Any further disclosures we make in our filings with the SEC should also be consulted.
     The following table reflects data for our first fiscal quarter ended July 30, 2010, compared to the prior year’s first fiscal quarter ended July 24, 2009. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated Results		Restaurant Segment		Food Products Segment
(dollars in thousands)	Q1 2011	Q1 2010	Q1 2011	Q1 2010	Q1 2011	Q1 2010
Net sales	$412,566	$429,480	$343,085	$359,815	$69,481	$69,665
Operating income	$21,386	$25,139	$21,357	$20,388	$29	$4,751

Cost of sales	29.6%	29.2%	24.0%	24.5%	57.3%	53.8%
Operating wages	34.9%	35.3%	39.4%	39.7%	13.2%	12.9%
Other operating	16.6%	16.2%	18.8%	18.2%	5.5%	5.3%
S,G&A	8.7%	8.5%	6.3%	6.7%	20.4%	18.1%
Depr. & amort.	5.0%	4.9%	5.3%	5.2%	3.6%	3.1%

Operating income	5.2%	5.9%	6.2%	5.7%	0.0%	6.8%

Restaurant Segment Overview
     The ongoing industry-wide factors most relevant to our restaurant segment include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather. For the first quarter of fiscal 2011, the factors that had the greatest positive impact on our restaurant segment performance were improved cost of sales, labor costs and selling, general and administrative expenses (“S,G,&A”). The factor that had the greatest negative impact was lower same-store sales at Bob Evans Restaurants and Mimi’s.
     In the first quarter of fiscal 2011, same-store sales decreased 3.5% at Bob Evans Restaurants and decreased 7.6% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income increased $1.0 million in the first quarter of fiscal 2011 compared to the corresponding period last year. We remain focused on improving same-store sales at Bob Evans Restaurants and Mimi’s in a challenging economic environment. We are also continuing our efforts to control labor and food costs, which we believe have been effective in mitigating the impact of negative leverage from lower same-store sales.
Food Products Segment Overview
     The ongoing industry-wide factors most relevant to our food products segment include: sow costs and other commodity costs, transportation and energy costs, governmental initiatives and regulations, food safety and other risks such as the economy, weather and consumer acceptance. In the first quarter of fiscal 2011, net sales decreased $0.2 million, or 0.3%, and pounds sold of comparable products decreased 2% compared to the corresponding period last year.
     Operating income in the food products segment decreased $4.7 million, or 99.4%, in the first quarter of fiscal 2011 compared to the corresponding period last year. Sow costs represent a significant part of the food products segment’s cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. In the first quarter of fiscal 2011, average sow costs increased 38% compared with the corresponding period last year. The decrease in operating income is mainly due to the significant increase in sow costs, the decrease in comparable pounds sold, an increase in operating wages and an increase in S,G&A. We anticipate that sow costs will remain at historically high rates for the remainder of fiscal 2011. We increased the price of nearly all of our retail food products in the second quarter of fiscal 2011, which we expect will partially offset the impact of increased sow costs on our operating income.
Sales
     Consolidated net sales decreased 3.9% to $412.6 million in the first quarter of fiscal 2011 compared to $429.5 million in the corresponding period last year. The decrease was comprised of sales decreases in the restaurant segment and food products segment of $16.7 million and $0.2 million, respectively. Restaurant sales accounted for 83.2% of consolidated net sales in the first quarter of fiscal 2011.
     Restaurant sales decreased $16.7 million, or 4.6%, in the first quarter of fiscal 2011 compared to the corresponding period last year. The sales decrease in the first quarter was primarily due to negative same-store sales at both of our restaurant concepts and the planned phase-out of existing retail inventory at Bob Evans Restaurants. During the first quarter of fiscal 2011, we continued to phase-out our assortment of traditional retail inventory. The decreased assortment of items negatively impacted sales. We phased out this inventory to improve our selection of retail items by shifting the assortment to food and other branded items consistent with our “Taste of the Farm” sales layer and brand positioning.
     Bob Evans Restaurants experienced a same-store sales decrease of 3.5% in the first quarter of fiscal 2011, which included an average menu price increase of 1.9%. The phase-out of existing retail inventory accounted for approximately 0.9 points of the same-store sales decline at Bob Evans Restaurants. Mimi’s experienced a same-store sales decrease of 7.6% in the first quarter of fiscal 2011, which included an average menu price increase of 2.6%. See the “BEST Brand Builders” section for a discussion of initiatives to build sales.

     Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.
     The following chart summarizes the restaurant openings and closings during the last five quarters for Bob Evans Restaurants and Mimi’s:
Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2011
1st quarter	569	—	—	569

Fiscal 2010
1st quarter	570	—	1	569
2nd quarter	569	—	—	569
3rd quarter	569	—	—	569
4th quarter	569	—	—	569
Mimi’s:

	Beginning	Opened	Closed	Ending

Fiscal 2011
1st quarter	146	—	1	145

Fiscal 2010
1st quarter	144	—	—	144
2nd quarter	144	1	—	145
3rd quarter	145	1	—	146
4th quarter	146	—	—	146
Consolidated Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2011
1st quarter	715	—	1	714

Fiscal 2010
1st quarter	714	—	1	713
2nd quarter	713	1	—	714
3rd quarter	714	1	—	715
4th quarter	715	—	—	715
     In the first quarter of fiscal 2011, we did not open any new Bob Evans Restaurants or Mimi’s. We closed one Mimi’s in the first quarter of fiscal 2011 in connection with the expiration of the restaurant’s lease. We expect to open three new Bob Evans Restaurants in fiscal 2011. We also plan to rebuild 2 and remodel 30 to 35 existing Bob Evans Restaurants in fiscal 2011. In fiscal 2011, we do not expect to open or rebuild any new Mimi’s restaurants. However, we expect to remodel three to five existing Mimi’s restaurants. We need to improve our restaurant-level economics at both restaurant brands to enable us to begin building restaurants again, as development is an important part of our long-term growth strategy.

     The food products segment experienced a sales decrease of $0.2 million, or 0.3%, in the first quarter of fiscal 2011 compared to the corresponding period a year ago. In the first quarter of fiscal 2011, we experienced a 2% decrease in comparable pounds sold. Comparable pounds sold is calculated using the same products in both periods and excludes new products. We believe the decrease in the volume of pounds sold was due to our decision to reduce the amount of promotional discounts on pork sausage products provided to retailers. This $3.1 million, or 26.2% year-over-year decrease in the amount of promotional discounts partially offset the adverse impact of the decrease in the volume of comparable pounds sold. We implemented a price increase on nearly all of our retail products early in the second quarter of fiscal 2011 to partially offset the negative impact of the historically high sow costs we anticipate for the remainder of fiscal 2011. We anticipate sow costs for all of fiscal 2011 to average at the high end of our guidance range of $55 to $60 per hundredweight. We plan to continue our strategy of growing our food products business through successful product introductions and additional points of distribution. See the “BEST Brand Builders” section for a further discussion of these growth strategies.
Cost of Sales
     Consolidated cost of sales (cost of materials) was 29.6% of sales in the first quarter of fiscal 2011 compared to 29.2% in the corresponding period a year ago.
     In fiscal 2011, restaurant segment cost of sales (predominantly food cost) was 24.0% of sales in the first quarter compared to 24.5% of sales in the corresponding period last year. The improvement in restaurant segment cost of sales as a percent of sales in fiscal 2011 was attributable to lower costs resulting from effective supply chain management and the implementation of an actual-versus-theoretical food cost program at Bob Evans Restaurants. See the “BEST Brand Builders” section for a further discussion of our productivity initiatives.
     The food products segment cost of sales ratio was 57.3% of sales in the first quarter of 2011 versus 53.8% of sales in the corresponding period a year ago. The increase in the food products segment cost of sales ratio in the first quarter was due primarily to a 38% increase in sow costs this quarter versus the corresponding period last year. Sow costs averaged $59.52 per hundredweight in the first quarter of fiscal 2011 compared to $43.24 per hundredweight in the first quarter of fiscal 2010.
Operating Wage and Fringe Benefit Expenses
     Consolidated operating wage and fringe benefit expenses (“operating wages”) were 34.9% of sales in the first quarter of fiscal 2011 compared to 35.3% in the corresponding period last year. In the first quarter of fiscal 2011, the operating wage ratio decreased in the restaurant segment and increased in the food products segment compared to the corresponding period last year.
     In the restaurant segment, operating wages were 39.4% of sales in the first quarter of fiscal 2011 compared to 39.7% in the corresponding period last year. The operating wage ratio in the first quarter decreased due to lower health insurance and workers’ compensation claims and lower performance-based incentive compensation, partially offset by the negative leverage due to same-store sales declines at both Bob Evans Restaurants and Mimi’s. See the “BEST Brand Builders” section for a further discussion of labor management.
     In the food products segment, operating wages were 13.2% of sales in the first quarter of fiscal 2011 compared to 12.9% of sales in the corresponding period last year. The increase in the operating wage ratio was due to additional labor hours associated with the expansion of our Sulphur Springs, Texas, ready-to-eat manufacturing facility in the second quarter a year ago.

Other Operating Expenses
     Approximately 94% of other operating expenses occurred in the restaurant segment in the first quarters of fiscal 2011 and fiscal 2010. The most significant components of other operating expenses were utilities, restaurant advertising, restaurant supplies, repair and maintenance, rent, nonincome based taxes and credit/debit card processing fees. Consolidated other operating expenses were 16.6% of sales in the first quarter of fiscal 2011 compared to 16.2% of sales in the corresponding period last year.
     In the restaurant segment, other operating expenses were 18.8% of sales in the first quarter of fiscal 2011 compared to 18.2% of sales in the corresponding period last year. The increase in the other operating expense ratio was a result of deleverage due to same-store sales declines at both Bob Evans Restaurants and Mimi’s, higher utilities expense and higher credit/debit card processing fees.
     In the food products segment, the other operating expenses ratio was 5.5% of sales in the first quarter of fiscal 2011 compared to 5.3% of sales in the corresponding period last year. The increase in the other operating expense ratio was primarily due to expanded production capacity at our Sulphur Springs, Texas, ready-to-eat manufacturing facility in the second quarter a year ago.
Selling, General and Administrative Expenses
     Consolidated S,G&A expenses were 8.7% of sales in the first quarter of fiscal 2011 compared to 8.5% in the corresponding period last year. The most significant components of S,G&A expenses are wages and fringe benefits, food products advertising expense and food products transportation costs.
     In the restaurant segment, S,G&A expenses were 6.3% of sales in the first quarter of fiscal 2011 compared to 6.7% of sales in the corresponding period last year. The decrease in the S,G&A ratio in the first quarter of fiscal 2011 was primarily due to a reduction in performance-based incentive compensation, which more than offset negative leverage from a decline in same-store sales and higher administrative salary expense.
     In the food products segment, S,G&A expenses were 20.4% of sales in the first quarter of fiscal 2011 compared to 18.1% of sales in the corresponding period last year. The increase in the S,G&A expense ratio in the first quarter of fiscal 2011 was a result of higher transportation costs, additional costs associated with manufacturing productivity initiatives and higher administrative salary expense.
Interest
     Net interest expense for the first quarter of fiscal 2011, compared to the corresponding period last year, was as follows:

	Three Months Ended
(dollars in thousands)	July 30, 2010	July 24, 2009
Gross interest expense:
Fixed-rate debt	$2,453	$2,587
Variable-rate debt	45	158

	2,498	2,745
Gross interest income	—	(5)

Net interest expense	$2,498	$2,740

     At July 30, 2010, our outstanding debt included $32.0 million on our variable-rate revolving lines of credit and $149.3 million on our fixed-rate unsecured senior notes. The decrease in interest expense was primarily the result of lower average borrowings in the first quarter of fiscal 2011 partly offset by a $0.2 million year-over-year reduction in capitalized interest. We reduced our total debt by $79.9 million during fiscal 2010 and by an additional $8.9 million during the first quarter of fiscal 2011. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1% increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by approximately $0.3 million assuming the $32.0 million outstanding at the end of the first quarter of fiscal 2011 was outstanding for the entire year.
Taxes
     The combined federal and state income tax rate was 33.6% in the first quarter of fiscal 2011 versus 28.1% a year ago.
     The lower fiscal 2010 rate reflected the impact of favorable income tax settlements with certain state taxing authorities last year. We anticipate the annual effective tax rate for the entire year of fiscal 2011 to approximate 34.0%. We reevaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.
Liquidity and Capital Resources
     Cash generated from operations and our bank lines of credit were the main sources of funds for working capital, capital expenditures, debt repayments and share repurchases in the first quarter of fiscal 2011. Cash and equivalents totaled $11.5 million at July 30, 2010. Our bank lines of credit total $120.0 million, of which $12.3 million is reserved for certain standby letters-of-credit. The remaining $107.7 million of our bank lines of credit is available for liquidity needs, capital expansion and repurchases of Bob Evans common stock. At July 30, 2010, $32.0 million was outstanding on these lines of credit. During the first quarter of fiscal 2011, we repurchased 170,000 shares of our outstanding common stock at a cost of $4.4 million. Our board of directors has authorized a share repurchase program up to $25 million for the full year in fiscal 2011.
     Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $9.0 million through three months of fiscal 2011 compared to $16.4 million in the corresponding period last year. We expect to open three new Bob Evans Restaurants in fiscal 2011. We also plan to rebuild two and remodel 30 to 35 existing Bob Evans Restaurants in fiscal 2011. In fiscal 2011, we do not plan to open or rebuild any new Mimi’s. However, we plan to remodel three to five Mimi’s in fiscal 2011. We expect capital spending to approximate between $60.0 and $65.0 million for all of fiscal 2011. Capital expenditures for fiscal 2010 were $51.3 million.
     We believe that our cash flow from operations, as well as our existing bank lines of credit, will be sufficient to fund future capital expenditures, working capital requirements, debt repayments and share repurchases. Our board of directors approved an 11.1% increase in the quarterly cash dividend from $0.18 per share to $0.20 per share on our outstanding common stock in the second quarter of fiscal 2011.

BEST Brand Builders
     In fiscal 2011, we continue to focus on the BEST (Bob Evans Special Touch) Brand Builders. The Brand Builders represent an overall internal approach to managing the company. The five Brand Builders are:
•	Win together as a team
•	Consistently drive sales growth
•	Improve margins with an eye on customer satisfaction
•	Be the BEST at operations execution
•	Increase returns on invested capital
     Winning together as a team means focusing on the development of our people. We recognize that tangible assets alone are not going to transform our business. We believe that having our employees engaged and aligned with our strategic direction is one of the keys to our success. This includes having enough talent on the front line, as well as sufficient “bench strength” to ensure successful succession planning.
     Accordingly, we are currently in the process of a company-wide talent evaluation and succession planning program. The goal of this process is to review our personnel at all levels, based on performance, leadership competencies and industry benchmarks. This, in turn, will help us plan any necessary changes to our organization that result from this process. We also hope to identify potential backfills at multiple levels and identify risks of talent exiting our organization.
     As part of our commitment to building an engaged workforce, we recently launched a company-wide employee survey. We plan to use the knowledge we gain from this survey to evaluate our current training and human resources programs and to ensure that our people have the necessary skills to deliver the brand promise for each one of our businesses.
     The second Brand Builder is to consistently drive sales growth. Our restaurant segment battled top-line challenges in the first quarter, due in part to our phase-out of existing retail inventory at Bob Evans Restaurants, which had a negative impact of nearly one point on same-store sales at Bob Evans Restaurants in the first quarter. We expect this negative impact to reverse once we complete the transition of our retail product assortment to the food and branded items which ar consistent with our new “Taste of the Farm” retail and carryout area by the end of fiscal 2011. The front-of-the-house “Taste of the Farm” retail area is designed to drive incremental impulse purchases and features a new fresh-baked goods section, a grab-and-go section with sandwiches and salads, and a refrigerated section featuring our food products segment’s convenience items.
     In addition to our new “Taste of the Farm” retail program, we are optimistic about some of the new sales-building initiatives currently under way at both restaurant concepts. Bob Evans Restaurants will begin promoting our new family-size meals, which feed a family of four for under $20. Along with catering, which we launched last year, this comprises one of the new incremental sales layers we are developing at Bob Evans Restaurants. Online ordering is also now available at all Mimi’s.
     At Bob Evans Restaurants, we are excited about two new appetizers that we have introduced in fiscal 2011, fried mushrooms and fried green tomatoes. We will also be introducing a new chicken pasta in fiscal 2011. We are also pleased with sales of our new loaded home fries and hash browns, which enable customers to load their potatoes with bacon, shredded cheddar cheese, sour cream and scallions for an additional 99 cents. Loaded hash browns and home fries have quickly become top sellers with our consumers and now account for as much as two-thirds of all breakfast potato orders at certain locations.
     At Mimi’s, as part of our goal to increase beverage sales, we implemented Wine Wednesdays, where legally permissable, in the first quarter of fiscal 2011, in which all bottles of wine are half price, all day. We have also been running happy hour specials all quarter, featuring $2 off wine and cocktails and $1 off beer from Monday through Friday between 4 and 7 p.m., and again from 9 p.m. until closing time. Along with our new menu and Wine Wednesdays , we are excited about the results we are seeing at Mimi’s with our muffin give away days in which we offer a free pack of four muffins with a purchase of a meal. This promotion has driven daily sales in many restaurants with increases of positive 6% in some restaurants.
     In addition, we are refocusing our marketing efforts to drive sales at Mimi’s. Initiatives to improve sales include online offers through our e-club, which has grown its membership from 50,000 members to more than 510,000 in about a year and a half. Online ordering is also now available at all Mimi’s.

     In our food products segment, our sales focus is on increasing comparable pounds sold and gaining additional points of distribution. We expect to gain sales with the introduction of new products, including seasoned potato wedges, which come in two varieties — original seasoning as well as rosemary and garlic. The second new product in our foods segment is grilling patties, which come in original bratwurst and sweet Italian sausage flavors. Bob Evans and Owens brand products are available for purchase in grocery stores in 50 states, the District of Columbia, the Toronto, Canada area and parts of Mexico.
     The third Brand Builder is to improve margins with an eye on customer satisfaction. Both restaurant concepts are focused on food costs and labor. We reduced labor hours by an additional 600,000 hours in the first quarter of fiscal 2011: 350,000 hours, or more than 4% , at Bob Evans, and nearly 300,000 hours, or more than 9%, at Mimi’s. Our new actual-versus-theoretical food cost program was fully implemented at our Bob Evans Restaurants in the fourth quarter of fiscal 2010 and will be fully implemented in our Mimi’s stores by the end of the second quarter of fiscal 2011. This program will help reduce waste and improve cost of sales.
     Our food costs are subject to changes in the commodity markets. With our program to consolidate our supply chain activities, we believe we have made progress in reducing food costs compared to where they would have been otherwise. The rollout of a new point-of sale-system at Bob Evans Restaurants was completed in fiscal 2010. We believe this new technology will help to simplify our order entry, achieve more precise labor scheduling and allow us to compare our actual food costs with theoretical food costs — all key to improving margins at the restaurant level.
     We plan to improve food costs at Mimi’s through menu innovation and continuing to take advantage of our consolidated supply chain power. Another one of our primary strategies at Mimi’s is to reengineer the cost structure to enable us to build brand awareness through promotion without having a negative impact on margins. The primary focus for the entire Mimi’s team is driving sales and improving profitability. Bob Evans Restaurants and Mimi’s keep an eye on customer satisfaction by monitoring key measurements, such as data from Mindshare, a third party customer satisfaction measurement tool.
     In our food products segment, we implemented a price increase on nearly all products early in the second quarter of fiscal 2011 to partially offset the negative impact of the historically high sow costs we anticipate for the remainder of the fiscal year. We are undertaking several efficiency and cost saving initiatives in conjunction with the price increase to combat declining margins. In the second quarter of fiscal 2011, we closed our manufacturing facility in Galva, Illinois, due to overcapacity in our fresh sausage processing plants. We made this decision because we simply cannot achieve our traditional food products segment operating margins, given our current fixed cost structure and with sow costs at historically high levels. While we have implemented a price increase, we cannot pass on the full impact of the sow-cost increase to our retailers. And with diminishing supply in the sow market, we are unable to run our fresh sausage processing facilities at optimal production levels. Prior to closing the Galva plant, which accounted for 20% of our total fresh sausage processing capacity, our facilities were only running at about 50% of our total capacity. We redistributed production from Galva to our remaining four fresh sausage processing plants in Hillsdale, Michigan; Bidwell, Ohio; Xenia, Ohio; and Richardson, Texas, which will help optimize our assets. We expect to record a charge of approximately $2 million in the second quarter, resulting from severance and other costs related to the closing of our Galva facility.
     Our fourth Brand Builder is to be the BEST at operations execution. We believe a good way to improve our execution is to decrease employee turnover, and we have made significant progress in that area. We have reduced Bob Evans Restaurant hourly turnover from 70% in fiscal 2010 to approximately 65% in the first quarter of fiscal 2011, which was comparable to Mimi’s turnover ratio. Operations excellence also includes our commitment to build people capability and deliver speed with hospitality. Our improvements in this area include our new actual-versus-theoretical food cost program. By the end of the second quarter of fiscal 2011, this new system will be fully implemented at Mimi’s.
     In our food products segment, the operational focus will be to continue to gain process efficiencies through manufacturing productivity initiatives. We have now overlapped our full conversion to a warehouse distribution system, which replaced our old direct-store-delivery (or DSD) system. This has resulted in a permanent lower level of costs in the food products segment.
     Our fifth and final Brand Builder is to increase returns on invested capital. During fiscal 2011 at Bob Evans Restaurants, we plan to build three new restaurants, rebuild two existing restaurants and remodel 30 to 35 restaurants. At Mimi’s in fiscal 2011, we do not plan to build any new restaurants or rebuild any existing restaurants until we see improvement in existing restaurants’ profitability. We plan to remodel three to five existing Mimi’s restaurants in fiscal 2011. We need to continue to improve our restaurant-level economics at both restaurant brands to enable us to begin building restaurants again, as development is an important part of our long-term plan. We are currently reevaluating our restaurant remodel program in an effort to ensure that we are using our capital in the most cost-effective manner. Specifically, we are exploring ways to refresh more restaurants with less capital expenditure than our previous remodel program. We reimaged a Bob Evans prototype in Westerville, Ohio, in fiscal 2010 with a new front-of-the-house “Taste of the Farm” retail area designed to drive incremental impulse purchases. The retail reimage features a new fresh-baked goods section, a grab-and-go section with sandwiches and salads, and a refrigerated section featuring our food products segment’s convenience items. In addition, we recently reimaged two Mimi’s in Glendale and Chandler, Arizona, with an upscale bar presentation in conjunction with a wider liquor selection, a bakery display case and a dedicated to-go area. Additionally, we have added overflow seating in our waiting area, which should drive speed of service during peak hours.
     Our quarterly dividend rate for the first quarter of fiscal 2011 was $0.18 per share and was increased to $0.20 per share for the second quarter of fiscal 2011. In May 2010, our board of directors authorized a share repurchase program of up to $25.0 million for fiscal 2011. We repurchased 170,000 shares at a cost of $4.4 million in the first quarter of fiscal 2011.
     In summary, we remain focused on the five BEST Brand Builders and continue to implement them with a sense of urgency.
Business Outlook
     Diluted earnings per share for the quarter decreased from $0.52 in the prior year to $0.41 in the first quarter of fiscal 2011. The decrease in diluted earnings per share is primarily a result of negative same-store sales at both of our restaurant concepts, along with a decrease in comparable pounds sold and historically high sow costs in our food products segment, discussed in the General Overview section earlier.
     The fiscal 2011 outlook relies on a number of assumptions. We anticipate overall net sales to remain relatively flat in fiscal 2011 at about $1.7 billion. We expect operating income for fiscal 2011 to be in a range of $105.0 to $110.0 million. We expect Bob Evans Restaurants to experience full-year negative same-store sales of 2.0% to flat and Mimi’s to experience full-year same-store sales of negative 5.0% to negative 2.0%. We expected lower same-store sales in the first quarter, with gradual sequential improvement in the second, third and fourth quarters due partly to menu innovation initiatives. We expect total net sales to approximate $965.0 to $985.0 million at Bob Evans Restaurants and $380.0 to $395.0 million at Mimi’s. The restaurant segment operating margins are expected to be approximately 6.0% to 7.0% for the full fiscal 2011 year. We expect margin pressure from increasing commodity costs, offset by the benefit of our actual-versus-theoretical food cost program, positive mix shifts, effective supply chain management and improving operating wages through expected labor efficiencies.
     In the food products segment, we expect continued growth in pounds sold and expanded retail distribution, with overall net sales of $330.0 to $360.0 million for the full fiscal 2011 year. We anticipate that sow costs will average approximately $55 to $60 per hundredweight in fiscal 2011 with the full-year average at the high end of this range. We expect operating income margins in the food products segment of approximately 4.5% to 6.0%. We expect the food products segment operating income margin to improve during the remainder of fiscal 2011 due to the implementation of price increases and cost savings related to manufacturing productivity initiatives.
     We are projecting net interest expense of approximately $9.0 to $10.0 million for all of fiscal 2011.

     We estimate that our effective tax rate will approximate 34.0% for all of fiscal 2011, which is more representative of our historical average. We project weighted-average diluted shares outstanding to be approximately 31.0 million shares for the year.
     We expect capital expenditures to approximate $60.0 to $65.0 million in fiscal 2011, an increase in our capital spending from $51.3 million in fiscal 2010. The increase is largely due to a greater number of Bob Evans Restaurants and Mimi’s remodels we expect to complete in fiscal 2011. At Bob Evans Restaurants we plan to develop three new restaurants, plan to rebuild two restaurants and remodel 30 to 35 existing restaurants in fiscal 2011. At Mimi’s, we do not plan to open or rebuild any restaurants, but plan to remodel approximately three to five existing restaurants in fiscal 2011. Depreciation and amortization expense for fiscal 2011 should approximate $85.0 to $87.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.
     At July 30, 2010, our outstanding debt included $32.0 million on our variable-rate revolving lines of credit and $149.3 million of fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1.0% increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by $0.3 million, assuming the $32.0 million outstanding at July 30, 2010, was outstanding for the entire fiscal year.
     We purchase certain commodities such as beef, pork, poultry, seafood, produce and dairy products. These commodities are generally purchased based upon market prices established with suppliers. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and most commodity price aberrations are generally short-term in nature.
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
     On October 28, 2008, a class action complaint entitled Leonard Flores, et al. v. SWH Corporation d/b/a Mimi’s Café was filed in Orange County California Superior Court. Mr. Flores was employed as an assistant manager of Mimi’s Café until September 2006 and purports to represent a class of assistant managers who are allegedly similarly situated. Mimi’s Café classified its assistant managers as exempt employees until October 2009. The case involves claims that current and former assistant managers working in California from October 2004 to October 2009 were misclassified by Mimi’s Café as exempt employees. As a result, the complaint alleged that these assistant managers were deprived of overtime pay, rest breaks and meal periods as required for nonexempt employees under California wage and hour laws. The complaint sought injunctive relief, equitable relief, unpaid benefits, penalties, interest and attorneys’ fees and costs. Although we believe Mimi’s Café properly classified its assistant managers as exempt employees under California law, we elected to resolve the Flores lawsuit through voluntary mediation. The Orange County California Superior Court granted final approval of a settlement on June 10, 2010, and we funded the settlement of $1,108,722 on July 14, 2010. Payment to class members was to be mailed no later than August 18, 2010.
     On October 13, 2009, a class action complaint entitled Edder Diaz and Rosolyn Gray, et al. vs. SWH Corporation d/b/a Mimi’s Café was filed in Alameda County California Superior Court. In a March 2010 amended complaint, Mr. Diaz and Ms. Gray purport to represent a class of bartenders and servers, who are allegedly similarly situated. The case involves claims that current and former nonexempt employees working in these positions in California from July 26, 2006, to the present (1) were not reimbursed for certain expenses incurred in connection with the discharge of their duties and (2) were denied rest breaks and meal periods as required for nonexempt employees under California wage and hour laws. The complaint seeks unspecified damages, penalties, interest and attorneys’ fees and costs.
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
ITEM 1A. RISK FACTORS.
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On May 26, 2010, the Board of Directors authorized a share repurchase program of up to $25.0 million for fiscal 2011. The program authorizes Bob Evans to repurchase its outstanding common stock in the open market or through privately negotiated transactions.
     The following table provides information on Bob Evans purchases of its common stock during the three fiscal months ended July 30, 2010:

			Total Value of	Maximum Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet be Purchased
	Total Value of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs
5/1/2010—5/28/2010	$—	$—	$—	$25,000,000
5/29/2010—6/25/2010	1,357,808	27.16	1,357,808	23,642,192
6/26/2010—7/30/10	2,997,602	24.98	2,997,602	20,644,590

Total	$4,355,410	$25.62	$4,355,410	$20,644,590

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not Applicable
ITEM 5. OTHER INFORMATION.
Not Applicable

ITEM 6. EXHIBITS

Exhibit No.	Description	Location

10.1	Retirement Agreement between Bob Evans Farms, Inc. and Donald Radkoski.	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2010 (File No. 0-01667)

10.2	Second Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan dated August 24, 2010	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be furnished and not filed herewith.

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

September 8, 2010 Date

*	Tod P. Spornhauer has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated September 8, 2010
Bob Evans Farms, Inc.

Exhibit No.	Description	Location
10.1	Retirement Agreement between Bob Evans Farms, Inc. and Donald Radkoski.	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2010 (File No. 0-01667)

10.2	Second Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan dated August 24, 2010	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be furnished and not filed herewith.