Form 10-Q
period 2010-10-29
EVANS BOB FARMS INC
filed 2010-12-08
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 26, 2010, the registrant had 30,242,577 common shares outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
INDEX TO EXHIBITS
EX-21
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

BOB EVANS FARMS, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	Dollars in thousands
	Unaudited
	Oct. 29, 2010	April 30, 2010
Assets
Current Assets
Cash and equivalents	$17,452	$17,803
Accounts receivable	24,918	19,857
Inventories	26,046	25,920
Deferred income taxes	11,175	11,175
Federal and state income taxes	4,502	—
Prepaid expenses	3,435	2,169

Total Current Assets	87,528	76,924
Property, Plant and Equipment	1,662,533	1,664,639
Less accumulated depreciation	734,963	702,665

Net Property, Plant and Equipment	927,570	961,974
Other Assets
Deposits and other	4,436	4,143
Long-term investments	24,797	23,032
Goodwill	1,567	1,567
Other intangible assets	41,107	41,517

Total Other Assets	71,907	70,259

	$1,087,005	$1,109,157

Liabilities and Stockholders’ Equity
Current Liabilities
Lines of credit	$23,000	$14,000
Current maturities of long-term debt	13,571	26,905
Accounts payable	33,383	29,322
Federal and state income taxes	—	8,708
Accrued nonincome taxes	21,478	21,085
Accrued wages and related liabilities	32,701	39,545
Self-insurance	24,629	24,165
Deferred revenue	12,353	14,447
Other accrued expenses	20,858	15,279

Total Current Liabilities	181,973	193,456
Long-Term Liabilities
Deferred compensation	28,156	26,396
Federal and state income taxes	10,585	10,050
Deferred income taxes	67,447	67,538
Deferred rent	24,406	24,273
Long-term debt	135,716	149,287

Total Long-Term Liabilities	266,310	277,544
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at Oct. 29, 2010, and April 30, 2010	426	426
Capital in excess of par value	181,880	180,476
Retained earnings	796,851	788,049
Treasury stock, 12,441,397 shares at Oct. 29, 2010, and 12,265,865 shares at April 30, 2010, at cost	(340,435)	(330,794)

Total Stockholders’ Equity	638,722	638,157

	$1,087,005	$1,109,157

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	Oct. 29, 2010	Oct. 23, 2009	Oct. 29, 2010	Oct. 23, 2009
Net Sales	$417,046	$424,847	$829,612	$854,327

Cost of sales	124,131	123,310	246,300	248,804
Operating wage and fringe benefit expenses	140,083	149,813	284,181	301,481
Other operating expenses	68,339	70,727	136,713	140,178
Selling, general and administrative expenses	49,661	35,412	85,238	72,157
Depreciation and amortization expense	20,922	20,678	41,884	41,661

Operating Income	13,910	24,907	35,296	50,046

Net interest expense	2,204	2,537	4,702	5,277

Income Before Income Taxes	11,706	22,370	30,594	44,769

Provision for income taxes	3,916	6,888	10,255	13,172

Net Income	$7,790	$15,482	$20,339	$31,597

Earnings Per Share — Basic	$0.26	$0.50	$0.67	$1.02

Earnings Per Share — Diluted	$0.26	$0.50	$0.67	$1.02

Cash Dividends Paid Per Share	$0.20	$0.16	$0.38	$0.32

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(Dollars in thousands)
	Six Months Ended
	Oct. 29, 2010	Oct. 23, 2009
Operating activities:
Net income	$20,339	$31,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,884	41,661
Loss on disposal/impairment of long-term assets	11,620	1,772
Gain on long-term investments	(130)	(4,042)
Deferred compensation	1,760	4,621
Compensation expense attributable to stock plans	4,630	5,097
Deferred income taxes	(91)	(66)
Deferred rent	133	421
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(5,061)	(4,116)
Inventories	(387)	1,881
Prepaid expenses	(1,266)	(2,010)
Accounts payable	4,061	(9,782)
Federal and state income taxes	(12,844)	(3,214)
Accrued wages and related liabilities	(6,844)	(4,370)
Self-insurance	464	719
Accrued nonincome taxes	393	1,929
Deferred revenue	(2,094)	(2,063)
Other accrued expenses	4,735	3,164

Net cash provided by operating activities	61,302	63,199

Investing activities:
Purchase of property, plant and equipment	(19,746)	(30,865)
Proceeds from sale of property, plant and equipment	2,164	381
Purchase of long-term investments	(1,638)	(1,381)
Other	(293)	(314)

Net cash used in investing activities	(19,513)	(32,179)

Financing activities:
Cash dividends paid	(11,542)	(9,874)
Proceeds from lines of credit	9,000	—
Payments on lines of credit	—	(3,000)
Principal payments on long-term debt	(26,905)	(26,904)
Purchase of treasury stock	(13,296)	—
Proceeds from issuance of treasury stock	1,824	2,706
Net share settlement of equity awards	(1,234)	—
Excess tax benefits from stock-based compensation	13	194

Net cash used in financing activities	(42,140)	(36,878)

Decrease in cash and equivalents	(351)	(5,858)
Cash and equivalents at the beginning of the period	17,803	30,133

Cash and equivalents at the end of the period	$17,452	$24,275

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. Unaudited Consolidated Financial Statements
     The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc., a Delaware corporation, (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. Except as described in this Form 10-Q, no significant changes have occurred in the financial disclosures made in our Form 10-K for the fiscal year ended April 30, 2010 (refer to our Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements).
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
     The numerator in calculating both basic and diluted earnings per share for each period was reported net income. The denominator was based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended		Six Months Ended
	Oct. 29, 2010	Oct. 23, 2009	Oct. 29, 2010	Oct. 23, 2009
Basic	30,341	31,005	30,393	30,923
Effect of dilutive stock options	62	113	60	112

Diluted	30,403	31,118	30,453	31,035

3. Stock-Based Compensation
     We account for stock-based compensation in accordance with the Compensation-Stock Compensation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Accordingly, stock-based compensation is measured based on the fair value of the award on the grant date and is recognized over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees (as determined under the terms of the compensation plan under which the award is granted) are subject to immediate expensing in full upon grant. Total stock-based compensation expense of $1.4 million and $1.2 million for the second quarters of fiscal 2011 and 2010, respectively, and $4.6 million and $5.1 million for the first six months of fiscal 2011 and 2010, respectively, is included in the Consolidated Statements of Income.
4. Industry Segments
     Our business includes two segments, restaurant operations and the processing, distribution and sale of food products. The revenues from these two segments include both sales to unaffiliated customers and intersegment sales, which are accounted for on a basis consistent with sales to unaffiliated customers. Intersegment sales and other intersegment transactions have been eliminated in the consolidated financial statements. Information on our operating segments is summarized as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	Oct. 29, 2010	Oct. 23, 2009	Oct. 29, 2010	Oct. 23, 2009
Sales
Restaurant operations	$338,079	$345,385	$681,164	$705,200
Food products	82,530	82,630	155,141	155,456

	420,609	428,015	836,305	860,656
Intersegment sales of food products	(3,563)	(3,168)	(6,693)	(6,329)

Total	$417,046	$424,847	$829,612	$854,327

Operating income
Restaurant operations	$9,202	$16,324	$30,559	$36,712
Food products	4,708	8,583	4,737	13,334

Total	$13,910	$24,907	$35,296	$50,046

5. Taxes
     The combined federal and state income tax rates were 33.5% in the second quarter of fiscal 2011 versus 30.8% in the corresponding period a year ago.
     Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year and includes the impact of discrete items for the quarter. The prior year tax rate benefitted from the favorable tax treatment of certain insurance items, including proceeds of $1.2 million we received from corporate-owned life insurance policies.
6. Financial Instruments
     The fair values of our financial instruments (other than long-term debt) approximate their carrying values at October 29, 2010. At October 29, 2010, the estimated fair value of our long-term debt approximated $163.6 million compared to a carrying amount of $149.3 million. We estimate the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes.
7. Impairment, Restructuring and Severance Charges
     During the second quarter of fiscal 2011, we recorded pretax impairment, restructuring and severance charges totaling $13.9 million (reflected in selling, general and administrative expenses). In the restaurant segment, this included $9.2 million related to five underperforming Mimi’s Cafés and one underperforming Bob Evans Restaurant, $1.1 million related to other restaurant property, plant and equipment and $0.8 million of restaurant severance/retirement costs. In the food products segment, we recorded pretax restructuring charges of $2.8 million related to the closure of our fresh sausage operations at our plant in Bidwell, Ohio, and our food production facility in Galva, Illinois. As of October 29, 2010, $1.0 million was paid related to the food products segment restructuring charges.
     During the second quarter of fiscal 2010, we recorded a pretax impairment charge of $1.5 million (reflected in the restaurant segment’s selling, general and administrative expenses) for certain property, plant and equipment related to previously closed Bob Evans Restaurants.
     In accordance with the Property, Plant and Equipment Topic of the FASB ASC, we wrote down the carrying value of the underlying assets to their estimated fair value, which resulted in the above impairment charges. The estimated fair value was determined based on independent appraisals, which we deemed to be Level 3 inputs under the Fair Value Measurements and Disclosures Topic of the FASB ASC.

8. Reclassifications
     Certain prior year amounts have been reclassified to conform to the fiscal 2011 classification.
9. Risks and Uncertainties
     At October 29, 2010, we had intangible assets totaling $41.1 million on our consolidated balance sheet related to our acquisition of Mimi’s Café. Specifically, this amount includes $34.0 million for the unamortized Mimi’s Café trade name and $7.1 million for the Mimi’s Café restaurant concept, which is amortized over a 15-year life. We are required to perform annual impairment tests of our intangible assets (or more frequently if events or changes in circumstances indicate the asset might be impaired), which we perform in the fourth quarter of the fiscal year. Impairment testing of the Mimi’s Café trade name requires that we determine its fair value. If the fair value of the asset is less than its $34.0 million carrying value, an impairment charge would be recognized in an amount equal to the difference. The impairment test for the $7.1 million restaurant concept asset involves a three-step process, whereby we first consider whether indicators of impairment are present. If indicators are present, the second step is to compare the sum of the undiscounted future cash flows attributable to the asset to its carrying value. In the event that the undiscounted cash flows are less than the carrying value, the third step is to determine the fair value of the restaurant concept. If the fair value is less than its carrying value, an impairment charge would be recognized for the difference. We use the relief-from-royalty method, which is an income approach to valuation, to determine the fair values of the trade name and restaurant concept intangible assets. Using the relief-from-royalty method, the fair values are impacted by projected sales, including plans for new restaurant development and same-store sales trends.
     In the fourth quarter of fiscal 2010, we completed our annual impairment tests of intangible assets. The assumptions we used for projected sales were based on our current five-year development and financial forecasts for Mimi’s Café. Using these assumptions, the fair values of the Mimi’s Café trade name and restaurant concept exceeded their carrying values, and as a result, no impairment charges were recorded. Although we believe our current plans and forecasts to be achievable, there is the potential that our actual future results could differ from these forecasts, especially given Mimi’s Café’s prolonged negative same-store sales trend. While we identified certain underperforming restaurants that required an impairment charge in the second quarter of fiscal 2011, overall year to date results for Mimi’s Café continue to meet performance expectations. Accordingly, no impairment indicators were identified related to the Mimi’s Café trade name or restaurant concept as of the second quarter of fiscal 2011. If Mimi’s Café’s performance falls below expectations in future periods, impairment charges related to the Mimi’s Café trade name and restaurant concept could arise.
10. Subsequent Events
     In November 2010, we announced the closure of the fresh sausage production line at our plant in Bidwell, Ohio. The decision to close this production line was due to excess capacity, diminishing supply in the live sow market and high production costs. The Bidwell plant also produces precooked sausage links and patties for our “Express” line and for our restaurants. These ready-to-eat operations will not be impacted by the closure of the fresh sausage production line. We recorded a charge of $1.4 million in the second quarter of fiscal 2011 resulting from asset impairments, severance and other costs related to closing the Bidwell plant’s fresh sausage operations (reflected in selling, general and administrative expenses). At October 29, 2010, $0.6 million of restructuring reserves remained in other accrued expenses, which will be paid by December 31, 2010.
     On December 1, 2010, we entered into an unsecured Line of Credit Note underlying a $45 million line of credit with a bank. This line of credit is a renewal and replacement of the $45 million line of credit promissory note entered into on December 1, 2009. The Line of Credit Note becomes due and payable on December 1, 2011, subject to acceleration upon the occurrence of certain specified events of default which are customary for transactions of this type. The line of credit is short-term debt and will be used for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General Overview
     In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “Company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. The following terms used herein are registered trademarks or service marks of Bob Evans: Bob Evans®, Bob Evans Restaurants®, Bob Evans Special Touch®, Best Brand BuildersSM, Mimi’s® , Mimi’s Café®, Owens® and Taste of the Farm®.
     As of October 29, 2010, we owned and operated 714 full-service restaurants, including 569 Bob Evans Restaurants in 18 states and 145 Mimi’s Cafés (“Mimi’s”) in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. We also produce and distribute pork sausage products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. Revenue in the food products segment is recognized when products are delivered to our customers’ warehouses.
     The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This MD&A and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this MD&A that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010, under the heading “Item 1A — Risk Factors” and in Part II of this Form 10-Q under the heading “Item 1A. Risk Factors.” We note these risk factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made. Any further disclosures we make in our filings with the SEC should also be consulted.
     The following table reflects data for our second fiscal quarter ended October 29, 2010, compared to the prior year’s second fiscal quarter ended October 23, 2009. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated Results		Restaurant Segment		Food Products Segment
(dollars in thousands)	Q2 2011	Q2 2010	Q2 2011	Q2 2010	Q2 2011	Q2 2010
Net sales	$417,046	$424,847	$338,079	$345,385	$78,967	$79,462
Operating income	$13,910	$24,907	$9,202	$16,324	$4,708	$8,583

Cost of sales	29.8%	29.0%	24.3%	24.5%	53.1%	49.0%
Operating wages	33.6%	35.3%	38.9%	40.4%	10.8%	12.9%
Other operating	16.4%	16.6%	19.1%	19.2%	4.8%	5.5%
S,G&A	11.9%	8.3%	9.6%	5.9%	22.0%	18.9%
Depr. & amort.	5.0%	4.9%	5.4%	5.3%	3.3%	2.9%

Operating income	3.3%	5.9%	2.7%	4.7%	6.0%	10.8%
Restaurant Segment Overview
     The ongoing industry-wide factors most relevant to our restaurant segment include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather. For the second quarter of fiscal 2011, the factors that had the greatest positive impact on our restaurant segment performance were improvement of cost of sales and operating wages. The factors that had the greatest negative impact were impairment charges of $10.3 million recorded in selling, general and administrative expenses (“S,G&A”) and lower same-store sales at Bob Evans Restaurants and Mimi’s.
     In the second quarter of fiscal 2011, same-store sales decreased 0.9% at Bob Evans Restaurants and decreased 5.6% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income decreased $7.1 million in the second quarter of fiscal 2011 compared to the corresponding period last year. We remain focused on improving same-store sales at Bob Evans Restaurants and Mimi’s in a challenging economic environment and are encouraged by the gradual sequential improvement in sales that we began to see in the second quarter of fiscal 2011. We are also continuing our efforts to control labor and food costs, which have been effective in mitigating the impact of negative leverage from lower same-store sales.
Food Products Segment Overview
     The ongoing industry-wide factors most relevant to our food products segment include: sow availability and cost, other commodity costs, transportation and energy costs, governmental regulations, food safety, the economy and consumer acceptance. Production costs and promotional discounts also have a significant impact on the profitability of our food products segment. In the second quarter of fiscal 2011, the food products segment recorded restructuring charges of $2.8 million related to the closure of the fresh sausage production line at our plant in Bidwell, Ohio, and our food production facility in Galva, Illinois. For the second quarter of fiscal 2011, net sales decreased $0.5 million, or 0.6%, and pounds sold of comparable products decreased 16% compared to the corresponding period last year. The financial impact of the volume decrease in comparable pounds sold was largely offset by a significant decrease in promotional discounts, which enhanced profitability. Promotional discounts decreased $10.8 million, or 60.4%, in the second quarter of fiscal 2011 and $13.9 million, or 46.8%, through six months of fiscal 2011, compared to the same periods a year ago. Promotional discounts are recorded as a reduction of net sales in the Consolidated Statements of Income.
     Operating income in the food products segment decreased $3.9 million, or 45.1%, in the second quarter of fiscal 2011 compared to the corresponding period last year. Sow costs represent a significant part of the food products segment’s cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. In the second quarter of fiscal 2011, average sow costs increased 83.9% compared with the corresponding period last year. The decrease in operating income is mainly due to the significant increase in sow costs and the restructuring charges related to both fresh sausage operations closures, largely offset by a significant decrease in promotional expenses, price increases on retail food products and reductions in operating costs. We anticipate that sow costs for all of fiscal 2011 to average at the high end of our guidance range of $55 to $60 per hundredweight, historically high rates.
Sales
     Consolidated net sales decreased 1.8% to $417.0 million in the second quarter of fiscal 2011 compared to $424.8 million in the corresponding period last year. The decrease was comprised of sales decreases in the restaurant segment and food products segment of $7.3 million and $0.5 million, respectively. Restaurant sales accounted for 81.1% of consolidated net sales in the second quarter of fiscal 2011. For the six-month period ended October 29, 2010, consolidated net sales decreased $24.7 million, or 2.9%, compared to the corresponding period last year.
     Restaurant sales decreased $7.3 million, or 2.1%, in the second quarter of fiscal 2011 and $24.0 million, or 3.4%, through six months of fiscal 2011 compared to the corresponding periods last year. The sales decreases were primarily due to negative same-store sales at both of our restaurant concepts.
     Bob Evans Restaurants experienced a same-store sales decrease of 0.9% in the second quarter of fiscal 2011, which included an average menu price increase of 1.9%. The planned phase-out of certain retail inventory accounted for the entire 0.9% decrease in same-store sales at Bob Evans Restaurants. We phased out this inventory to improve our selection of retail items by shifting the assortment to food and other branded items consistent with our “Taste of the Farm” brand positioning. Mimi’s experienced a same-store sales decrease of 5.6% in the second quarter of fiscal 2011, which included an average menu price increase of 2.6%. See the “BEST Brand Builders” section for a discussion of initiatives to build sales.
     Same-store sales computations for a given fiscal year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.
     The following chart summarizes the restaurant openings and closings during the last six quarters for Bob Evans Restaurants and Mimi’s:
Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2011
1st quarter	569	—	—	569
2nd quarter	569	—	—	569

Fiscal 2010
1st quarter	570	—	1	569
2nd quarter	569	—	—	569
3rd quarter	569	—	—	569
4th quarter	569	—	—	569

Mimi’s:

	Beginning	Opened	Closed	Ending

Fiscal 2011
1st quarter	146	—	1	145
2nd quarter	145	—	—	145

Fiscal 2010
1st quarter	144	—	—	144
2nd quarter	144	1	—	145
3rd quarter	145	1	—	146
4th quarter	146	—	—	146
Consolidated Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2011
1st quarter	715	—	1	714
2nd quarter	714	—	—	714

Fiscal 2010
1st quarter	714	—	1	713
2nd quarter	713	1	—	714
3rd quarter	714	1	—	715
4th quarter	715	—	—	715
     In the second quarter of fiscal 2011, we did not open any new Bob Evans Restaurants or Mimi’s. We expect to open three new Bob Evans Restaurants in fiscal 2011. We also plan to rebuild 2 and remodel 30 to 35 existing Bob Evans Restaurants in fiscal 2011. We have completed five Bob Evans Restaurants remodels so far in fiscal 2011. We closed one Mimi’s in the first quarter of fiscal 2011 in connection with the expiration of the restaurant’s lease. We do not expect to open or rebuild any new Mimi’s restaurants in fiscal 2011, but we plan to remodel three existing Mimi’s restaurants. We need to improve our restaurant-level economics at both restaurant brands to enable us to begin building Mimi’s restaurants again and to increase the rate of new Bob Evans Restaurants, as development is an important part of our long-term growth strategy.
     The food products segment experienced a sales decrease of $0.5 million, or 0.6%, in the second quarter of fiscal 2011 and a sales decrease of $0.7 million, or 0.5%, through six months of fiscal 2011 compared to the corresponding periods a year ago. In the second quarter of fiscal 2011, we experienced a 16% decrease in comparable pounds sold. Comparable pounds sold is calculated using the same products in both periods and excludes new products. We believe the decrease in the volume of pounds sold was due to our decision to reduce the amount of promotional discounts on pork sausage products provided to retailers. This $10.8 million, or 60.4%, year-over-year decrease in the amount of promotional discounts in the second quarter of fiscal 2011 largely offset the financial impact of the decrease in comparable pounds sold. We implemented a price increase on nearly all of our retail products early in the second quarter of fiscal 2011 to partially offset the negative impact of the historically high sow costs we anticipated for fiscal 2011. We anticipate sow costs for all of fiscal 2011 to average at the high end of our guidance range of $55 to $60 per hundredweight. We plan to continue our strategy of growing our food products business through successful product introductions and additional points of distribution. See the “BEST Brand Builders” section for a further discussion of these growth strategies.
Cost of Sales
     Consolidated cost of sales (cost of materials) was 29.8% of sales in the second quarter of fiscal 2011 and 29.7% through six months of fiscal 2011 compared to 29.0% and 29.1% of sales, respectively, in the corresponding periods a year ago.

     In fiscal 2011, restaurant segment cost of sales (predominantly food cost) was 24.3% of sales in the second quarter (24.2% year-to-date) compared to 24.5% of sales in both the corresponding periods last year. The improvement in restaurant segment cost of sales as a percent of sales in fiscal 2011 was attributable to lower costs resulting from effective supply chain management and the implementation of an actual-versus-theoretical food cost program at Bob Evans Restaurants in the fourth quarter last year and at Mimi’s in the second quarter of this year. See the “BEST Brand Builders” section for a further discussion of our productivity initiatives.
     The food products segment cost of sales ratio was 53.1% of sales in the second quarter of 2011 (55.1% year-to-date) versus 49.0% of sales (51.2% year-to-date) in the corresponding periods a year ago. The increase in the food products segment cost of sales ratio in the second quarter was due primarily to an 83.9% (61.4% year-to-date) increase in sow costs this quarter versus the corresponding period last year. Sow costs averaged $60.47 per hundredweight in the second quarter of fiscal 2011 compared to $32.88 per hundredweight in the second quarter of fiscal 2010.
Operating Wage and Fringe Benefit Expenses
     Consolidated operating wage and fringe benefit expenses (“operating wages”) were 33.6% of sales in the second quarter of fiscal 2011 and 34.3% of sales through six months of fiscal 2011 compared to 35.3% of sales in both the corresponding periods last year. In the second quarter of fiscal 2011, the operating wage ratio decreased in both the restaurant segment and the food products segment compared to the corresponding period last year.
     In the restaurant segment, operating wages were 38.9% of sales in the second quarter of fiscal 2011 and 39.1% of sales through six months of fiscal 2011 compared to 40.4% and 40.0% of sales, respectively, in the corresponding periods last year. The decrease in the operating wage ratio in the second quarter and through six months was due to a reduction in labor hours, lower health insurance and workers’ compensation claims and lower performance-based incentive compensation, partially offset by the negative leverage due to same-store sales declines at both Bob Evans Restaurants and Mimi’s. See the “BEST Brand Builders” section for a further discussion of labor management.
     In the food products segment, operating wages were 10.8% of sales in the second quarter of fiscal 2011 and 11.9% of sales through six months of fiscal 2011 compared to 12.9% of sales in both the corresponding periods last year. The decrease in the operating wage ratio was due to efficiencies gained from our manufacturing productivity initiatives and the closure of our fresh sausage plant in Galva, Illinois.
Other Operating Expenses
     Approximately 94% of other operating expenses occurred in the restaurant segment in the second quarters of fiscal 2011 and fiscal 2010. The most significant components of other operating expenses were utilities, restaurant advertising, restaurant supplies, repair and maintenance, rent, nonincome based taxes and credit/debit card processing fees. Consolidated other operating expenses were 16.4% of sales in the second quarter of fiscal 2011 and 16.5% through six months of fiscal 2011, compared to 16.6% and 16.4% of sales, respectively, in the corresponding periods last year.
     In the restaurant segment, other operating expenses were 19.1% of sales in the second quarter of fiscal 2011 and 19.0% of sales through six months of fiscal 2011 compared to 19.2% and 18.7% of sales, respectively, in the corresponding periods last year. The decrease in the other operating expense ratio in the second quarter of fiscal 2011 was a result of lower preopening expenses, partially offset by deleverage caused by negative same-store sales.
     In the food products segment, the other operating expenses ratio was 4.8% of sales in the second quarter of fiscal 2011 and 5.2% of sales through six months of fiscal 2011 compared to 5.5% of sales in both the corresponding periods last year. The decrease in the other operating expense ratio in fiscal 2011 was a result of efficiencies gained from our manufacturing productivity initiatives, the closure of our fresh sausage plant in Galva, Illinois, and lower repair and maintenance expenses.
Selling, General and Administrative Expenses
     Consolidated S,G&A expenses were 11.9% of sales in the second quarter of fiscal 2011 and 10.3% of sales through six months of fiscal 2011 compared to 8.3% and 8.4% of sales, respectively, in the corresponding periods last year. The most significant components of S,G&A expenses are wages and fringe benefits, food products advertising expense and food products transportation costs.
     In the restaurant segment, S,G&A expenses were 9.6% of sales in the second quarter of fiscal 2011 and 7.9% of sales through six months of fiscal 2011 compared to 5.9% and 6.3% of sales, respectively, in the corresponding periods last year. The increase in the S,G&A ratio in the second quarter of fiscal 2011 was primarily due to $10.3 million of impairment charges on certain property, plant and equipment and severance/retirement costs of $0.8 million. An increase in administrative salary expense and deleverage due to same-store sales declines also contributed to the increase in S,G&A. In the second quarter of fiscal 2010, we recognized impairment charges of $1.5 million on certain property, plant and equipment, severance/retirement charges of $0.2 million and a gain from life insurance proceeds of $1.2 million in the restaurant segment.
     In the food products segment, S,G&A expenses were 22.0% of sales in the second quarter of fiscal 2011 and 21.3% of sales through six months compared to 18.9% and 18.5% of sales, respectively, in the corresponding periods last year. The increases in the S,G&A expense ratio in the second quarter and through six months of fiscal 2011 were a result of additional costs associated with manufacturing productivity initiatives, primarily the $2.8 million in restructuring charges related to the closure of fresh sausage operations in Galva, Illinois, and Bidwell, Ohio.
Interest
     Net interest expense for the second quarter of fiscal 2011 and through six months of fiscal 2011, compared to the corresponding periods last year, was as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	Oct. 29, 2010	Oct. 23, 2009	Oct. 29, 2010	Oct. 23, 2009
Gross interest expense:
Fixed-rate debt	$2,116	$2,398	$4,569	$4,985
Variable-rate debt	88	144	133	302

	2,204	2,542	4,702	5,287
Gross interest income	—	(5)	—	(10)

Net interest expense	$2,204	$2,537	$4,702	$5,277

     At October 29, 2010, our outstanding debt included $23.0 million on our variable-rate revolving lines of credit and $149.3 million on our fixed-rate unsecured senior notes. The decrease in interest expense was primarily the result of lower average borrowings in fiscal 2011 partly offset by a $0.3 million year-over-year reduction in capitalized interest. We reduced our total debt by $79.9 million during fiscal 2010 and by an additional $17.9 million through the first six months of fiscal 2011. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1% increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by approximately $0.2 million assuming the $23.0 million outstanding at the end of the second quarter of fiscal 2011 was outstanding for the entire year.
Taxes
     The combined federal and state income tax rate was 33.5% in the second quarter of fiscal 2011 versus 30.8% a year ago.
     The lower fiscal 2010 rate was primarily due to the favorable tax treatment of certain insurance items, including proceeds of $1.2 million we received from corporate-owned life insurance policies. We anticipate the annual effective tax rate for the entire year of fiscal 2011 to approximate 34.0%. We reevaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.

Liquidity and Capital Resources
     Cash generated from operations and our bank lines of credit were the main sources of funds for working capital, capital expenditures, debt repayments and share repurchases in the second quarter of fiscal 2011. Cash and equivalents totaled $17.5 million at October 29, 2010. Our bank lines of credit total $120.0 million, of which $12.3 million is reserved for certain standby letters-of-credit. The remaining $107.7 million of our bank lines of credit is available for liquidity needs, capital expansion and repurchases of Bob Evans common stock. At October 29, 2010, $23.0 million was outstanding on these lines of credit. During the second quarter of fiscal 2011, we repurchased 325,000 shares of our outstanding common stock at a cost of $8.9 million. For the first half of fiscal 2011, we repurchased 495,000 shares of our outstanding common stock at a cost of $13.3 million. Our Board of Directors has authorized a share repurchase program of up to $25 million for the full year in fiscal 2011.
     Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $19.7 million through six months of fiscal 2011 compared to $30.9 million in the corresponding period last year. We expect to open three new Bob Evans Restaurants in fiscal 2011. We also plan to rebuild 2 and remodel 30 to 35 existing Bob Evans Restaurants in fiscal 2011. We do not plan to open or rebuild any new Mimi’s in fiscal 2011, but we plan to remodel three existing Mimi’s. The majority of capital expenditures related to the remodels will occur in the second half of fiscal 2011. We expect capital spending to approximate between $60.0 and $65.0 million for all of fiscal 2011. Capital expenditures for all of fiscal 2010 were $51.3 million.
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
     Winning together as a team means focusing on the development of our people. We recognize that tangible assets alone are not going to transform our business. In order to drive organizational effectiveness, we need an organizational structure that supports our growth initiatives, rewards results, and has high-visibility leadership and coaching. We need the right talent in the right jobs and to prioritize people development at all levels of the organization.
     In keeping with these goals, we have restructured our marketing and field operations teams at the local level. We now have a sales manager in every Mimi’s, along with assistant managers dedicated solely to driving sales. These field marketing leaders report directly to the marketing department.
     We are also realigning the structure of Mimi’s operations team by moving from two territories to three regions: West, Central and East. We are adding seven additional area coach positions, going from 15 to 22 area coaches by the end of this fiscal year to reduce the “span of control” in our larger markets. This will allow the area coaches to visit their restaurants more often, where they can conduct more effective restaurant visits, building the capability of the entire management team and teammates. We will implement the new alignment gradually to allow for appropriate training and transitioning of our new leaders. As part of this plan, we are also moving some of our best-performing operations leaders from Bob Evans Restaurant operations to the Mimi’s Café field operations team.
     The second Brand Builder is to consistently drive sales growth. Our same-store sales trend is showing sequential improvement at Bob Evans Restaurants. We are beginning to see results from some of the new sales-building programs under way at both restaurant concepts.
     Our strategy at Bob Evans Restaurants is to focus on growth in off-premise sales (which includes carryout and catering) and phase out off-brand retail items, which consisted of more than 500 items, but contributed less than 2% of total annual sales for Bob Evans Restaurants. By the end of the second quarter of fiscal 2011, off-premise sales were accounting for nearly 11% of Bob Evans Restaurants’ sales, up almost three points, and year-to-date off-premise sales are up 11%. For the past quarter, we have promoted our new family meals, which provide food for three to four people under the tag line, “10 Family Meals Under $20.” The family meal promotion comprises one of the incremental layers of sales at Bob Evans Restaurants that has helped us to improve our sales trend.
     We are now allocating advertising funds for Bob Evans Restaurants based on market contribution, instead of spending disproportionate amounts in underperforming markets, as we had in the first quarter. This is another change that has helped us demonstrate sequential improvement in same-store sales.
     In early November 2010, we introduced our new Big Farm Burger platters at Bob Evans Restaurants, featuring a half-pound of 100% Black Angus beef, seasoned with our signature spice blend, then stacked with farm-fresh toppings on a wheat-dusted brioche bun. Available in seven different varieties, the Big Farm Burger platters range in price from $6.99 to $9.99. We are pleased with the sales of the Big Farm Burgers thus far.
     As noted in the “Sales” section above, the entire same-store sales decline at Bob Evans Restaurants was due to the planned phase-out of off-brand inventory items designed to shift the offering toward items consistent with our “Taste of the Farm” brand positioning. We will be implementing our new program throughout fiscal 2011, and we expect that retail sales will become a positive contributor to same-store sales again after the transition is complete at the end of fiscal 2011.

     The “Taste of the Farm” consists of food and food-related items, which are much more consistent with our brand image than retail items sold in the previous “Corner Cupboard” retail sales area. In addition, we also plan to allocate more space in our Bob Evans Restaurants to enhance off-premise sales. In the second quarter of 2011, we launched online ordering at Bob Evans Restaurants and those orders now represent 5% of the brand’s total off-premise sales.
     At Mimi’s, we are focusing on driving off-premise sales. Last year, off-premise sales comprised about 4% of Mimi’s total sales, compared to 8% of total sales at Bob Evans Restaurants. Our goal is to increase Mimi’s off-premise sales to be more in line with those of Bob Evans Restaurants, and we are going to focus our off-premise menu on a fixed-price strategy similar to the approach at Bob Evans Restaurants, which now offers 10 family meals for less than $20.
     We are also striving to grow Mimi’s sales through online marketing. Mimi’s e-club continues to grow, with a current membership of 600,000 and a goal of reaching 750,000 members by the end of the calendar year. This is an increase from only 100,000 members just 18 months ago. We have seen positive same-store sales on days when we have offered online promotions through the e-club, including free muffin offers and buy-one, get-one free breakfast offers. Mimi’s breakfast business comprises more than 20% of sales, and breakfast same-store sales are now trending positive.
     We are working to drive sales in our food products business. During the second quarter, we introduced two new retail products: beef gravy and chicken gravy, which are perfect complements to our top-selling mashed potatoes. We have also introduced two new larger sizes of our sausage gravy products.
     We have also shifted our sales strategy by focusing on driving new authorizations of our top 20 items in the top 20 retail accounts rather than offering deep discounts to customers. We believe the new approach will enable us to build sustained sales growth, rather than offering temporary price reductions for limited-time business. We are achieving success with this strategy, as we have increased frozen products distribution in more than 1,000 Walmart stores and added new sausage distribution in more than 800 Food Lion locations in the Southeast and Mid-Atlantic regions.
     The third Brand Builder is to improve margins with an eye on customer satisfaction. We completed implementation of a new actual-versus-theoretical food cost program at Bob Evans Restaurants and Mimi’s Café. We believe this program will help us be more precise in our commodities purchasing and aid our efforts to reduce food costs.
     In our food products segment, we reduced promotional spending by $10.8 million and $13.9 million in the second quarter and through six months of fiscal 2011, respectively, due to our shift from offering deep discounts to driving new authorizations described in the second Brand Builder. This resulted in an operating margin in the second quarter that was much better than the previous quarter’s breakeven results.
     We are also improving margins in our food products segment by improving operating efficiency in our manufacturing plants. We implemented several manufacturing productivity initiatives that are already beginning to lower manufacturing costs. Two such initiatives were the closings of the fresh sausage production line at our plant in Bidwell, Ohio, and our food production facility in Galva, Illinois, in the second quarter, due to overcapacity in our fresh sausage processing plants. See Note 7 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional disclosures. We closed these fresh sausage operations because we could not achieve our traditional operating margins with our previous cost structure and sow costs at record highs, and we also could not pass on the full impact of the sow-cost increase to our customers.
     With the lean manufacturing improvements we have made at our existing plants in Hillsdale, Michigan, Xenia, Ohio, and Richardson, Texas, we now have more-than-sufficient capacity to absorb fresh sausage manufacturing work from both Galva and Bidwell. We also anticipate flexing our capacity to grow our business as we gain new authorizations.
     Our fourth Brand Builder is to be the BEST at operations execution. We recently introduced new “TRED” station guides at Bob Evans Restaurants, and we are in the process of implementing a similar program at Mimi’s.

TRED, which stands for Target Setting, Rush Ready, Equipment and Technology, and Deployment, provides the model for what we call “BEST for the Guest.” The ultimate goal of BEST for the Guest is to improve food quality, drive speed of service and enhance our hospitality.
     One of Mimi’s BEST for the Guest initiatives is to reduce menu complexity. We cancelled the planned introduction of several new menu items and we also plan to eliminate approximately 20% of the current menu items. We believe this will reduce menu complexity and improve our food quality, speed of service and hospitality at Mimi’s.
     Our fifth and final Brand Builder is to increase returns on invested capital. We plan to spend approximately $60 to $65 million on capital expenditures during fiscal 2011. As previously stated in this MD&A, capital expenditures in the restaurant segment will be focused on remodeling existing restaurants. We have remodeled five Bob Evans Restaurants so far in fiscal 2011. These remodeled restaurants include an updated concept look as well as a bakery and enhanced carryout and retail areas designed to drive incremental sales layers. The initial sales results from these five remodeled Bob Evans Restaurants are encouraging. We plan to remodel 30 to 35 Bob Evans Restaurants during fiscal 2011, including an entire “model market,” which we will use to assess the performance of the updated concept look and incremental sales layers.
     We remain committed to our current quarterly dividend rate of $0.20 per share. The solid overall financial position of our Company gives us the confidence to pay dividends to our stockholders while we continue to repurchase shares and reduce debt.
     Our Board of Directors has authorized a share repurchase program of up to $25 million for this fiscal year, and we have utilized $13.3 million of this authorization during the first half of fiscal 2011 by purchasing 495,000 shares.
     We continue to strengthen our balance sheet as part of our prudent capital allocation strategy as total debt has been reduced by $17.9 million in the first half of fiscal 2011, on top of our $79.9 million debt reduction last year.
     In summary, we remain focused on the five BEST Brand Builders and continue to implement them with a sense of urgency.
Business Outlook
     Our outlook for fiscal 2011 relies on a number of assumptions, as well as the risk factors included in our SEC filings. We anticipate consolidated net sales to remain relatively flat in fiscal 2011 at about $1.7 billion. We increased our previously issued outlook for fiscal 2011 operating income to $108.0 to $112.0 million, excluding the pretax charges of $13.9 million, shown in the GAAP to non-GAAP reconciliation table below, from our previous outlook of $105.0 to $110.0 million. We expect Bob Evans Restaurants to experience full-year same-store sales of negative 2.0% to flat and Mimi’s to experience full-year same-store sales of negative 5.0% to negative 2.0%. We expect gradual sequential improvement in restaurant segment sales in the second half of fiscal 2011 with positive comparisons for Bob Evans Restaurants and flat comparisons for Mimi’s in the final period of the fiscal year. We expect total net sales to approximate $975.0 to $985.0 million at Bob Evans Restaurants and $380.0 to $390.0 million at Mimi’s. We expect the restaurant segment’s operating margin to be approximately 6.0% to 6.5% for the full fiscal year, excluding the pretax charges of $11.1 million shown in the GAAP to non-GAAP reconciliation table below. We expect margin pressure from increasing commodity costs, offset by the benefit of our actual-versus-theoretical food cost program, increased sales of higher margin items, effective supply chain management and improving operating wages through expected labor efficiencies.
     In the food products segment, we expect overall net sales of $320.0 to $330.0 million for the full fiscal year. We anticipate that sow costs will average approximately $55 to $60 per hundredweight in fiscal 2011 with the full-year average at the high end of this range. We expect the food products segment’s fiscal 2011 operating income margin to be approximately 7.0% to 8.0%, excluding the pretax charges of $2.8 million shown in the GAAP to non-GAAP reconciliation table below. We expect the food products segment operating income margin to be positively impacted by the implementation of price increases, better management of promotional discounts and cost savings related to manufacturing productivity initiatives.
     We are projecting net interest expense of approximately $9.0 to $9.5 million for fiscal 2011.

     We estimate that our effective tax rate will approximate 34.0% for all of fiscal 2011. We project weighted-average diluted shares outstanding to be approximately 30.5 million shares for the fiscal year.
     We expect capital expenditures to approximate $60.0 to $65.0 million in fiscal 2011, an increase in our capital spending from $51.3 million in fiscal 2010. The increase is largely due to the greater number of Bob Evans Restaurants and Mimi’s remodels we expect to complete in fiscal 2011. At Bob Evans Restaurants we plan to open three new restaurants, rebuild 2 restaurants and remodel 30 to 35 existing restaurants in fiscal 2011. The majority of capital expenditures related to the remodels will take place in the second half of fiscal 2011. At Mimi’s, we do not plan to open or rebuild any restaurants, but plan to remodel three existing restaurants in fiscal 2011. Depreciation and amortization expense for fiscal 2011 should approximate $84.0 to $86.0 million.

Below is a reconciliation of fiscal 2011 estimated reported consolidated operating income to estimated adjusted operating income:

Fiscal 2011 estimated reported operating income:	$94.1 to 98.1 million
Fiscal 2011 2Q fixed asset impairment:	10.3 million
Fiscal 2011 2Q manufacturing productivity initiatives:	2.8 million
Fiscal 2011 2Q retirement / severance:	0.8 million

Fiscal 2011 estimated adjusted operating income:	$108 to $112 million
Below is a reconciliation of fiscal 2011 estimated reported restaurant segment operating margin to estimated adjusted restaurant segment operating margin:

Fiscal 2011 estimated reported operating margin:	5.1 to 5.7 percent
Fiscal 2011 2Q fixed asset impairment ($10.3 million):	0.7 to 0.8 percent
Fiscal 2011 2Q retirement / severance ($0.8 million):	0.1 percent

Fiscal 2011 estimated adjusted operating margin:	6.0 to 6.5 percent
Below is a reconciliation of fiscal 2011 estimated reported food products segment operating margin to estimated adjusted food products segment operating margin:

Fiscal 2011 estimated reported operating margin:	6.1 to 7.2 percent
Fiscal 2011 2Q mfg. productivity initiatives ($2.8 million):	0.8 to 0.9 percent

Fiscal 2011 estimated adjusted operating margin:	7.0 to 8.0 percent

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.
     At October 29, 2010, our outstanding debt included $23.0 million on our variable-rate revolving lines of credit and $149.3 million of fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt. For example, a 1.0% increase in the benchmark rate used for our revolving lines of credit would increase our annual interest expense by $0.2 million, assuming the $23.0 million outstanding at October 29, 2010, was outstanding for the entire fiscal year.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     Like many restaurant companies and retail employers, SWH Corporation, a wholly owned indirect subsidiary of Bob Evans, which does business as Mimi’s Café, has been faced with allegations of purported class-wide wage and hour violations in California. The following is a brief description of the current California class action matters pending against SWH Corporation.
     On October 28, 2008, a class action complaint entitled Leonard Flores, et al. v. SWH Corporation d/b/a Mimi’s Café was filed in Orange County California Superior Court. Mr. Flores was employed as an assistant manager of Mimi’s Café until September 2006 and purports to represent a class of assistant managers who are allegedly similarly situated. Mimi’s Café classified its assistant managers as exempt employees until October 2009. The case involves claims that current and former assistant managers working in California from October 2004 to October 2009 were misclassified by Mimi’s Café as exempt employees. As a result, the complaint alleged that these assistant managers were deprived of overtime pay, rest breaks and meal periods as required for nonexempt employees under California wage and hour laws. The complaint sought injunctive relief, equitable relief, unpaid benefits, penalties, interest and attorneys’ fees and costs. Although we believe Mimi’s Café properly classified its assistant managers as exempt employees under California law, we elected to resolve the Flores lawsuit through voluntary mediation. The Orange County California Superior Court granted final approval of a settlement on June 10, 2010, and we funded the settlement of $1,108,722 on July 14, 2010. Payment to class members was mailed in August and the court dismissed the case.
     On October 13, 2009, a class action complaint entitled Edder Diaz and Rosolyn Gray, et al. vs. SWH Corporation d/b/a Mimi’s Café was filed in Alameda County California Superior Court. In a March 2010 amended complaint, Mr. Diaz and Ms. Gray purport to represent a class of servers, bartenders, front-of-house trainers, to-go servers, shift managers, or shift manager expeditors, who are allegedly similarly situated. In a second amended complaint filed in October 2010, Mr. Diaz and Ms. Gray allege that current and former nonexempt employees working in these positions in California from July 26, 2006, to August 31, 2010 (1) were not reimbursed for certain expenses incurred in connection with the discharge of their duties, (2) were denied rest breaks and meal periods as required for nonexempt employees under California wage and hour laws, (3) were not paid minimum wage and overtime for time spent working off-the-clock during, or in connection with, a meal period, and (4) were required to pay for cash shortages. The second amended complaint seeks unspecified damages, penalties, interest and attorneys’ fees and costs.
     Although we believe Mimi’s Café has complied with the California wage and hour laws at issue in the Diaz lawsuit, we elected to resolve the lawsuit voluntarily. In October 2010, we entered into a Memorandum of Understanding with the Diaz class representatives and their legal counsel to settle the lawsuit for $340,000, inclusive of payments to class members, enhancements to the class representatives, costs of administration, and plaintiffs’ attorney fees and costs related to the lawsuit. The proposed settlement is subject to court approval. The joint motion for preliminary approval of the settlement is pending before the Alameda County California Superior Court, and the hearing is scheduled for December 8, 2010.
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

If Mimi’s Café’s actual performance does not meet the forecasts contained in our five-year strategic plan, we may need to take a noncash impairment charge related to the intangible assets associated with the Mimi’s Café concept.
     At October 29, 2010, we had intangible assets totaling $41.1 million on our balance sheet related to our acquisition of Mimi’s Café. Specifically, this amount includes $34.0 million for the unamortized Mimi’s Café trade name and $7.1 million for the Mimi’s Café restaurant concept, which is amortized over a 15-year life. We are required to perform annual impairment tests of our intangible assets (or more frequently if events or changes in circumstances indicate the asset might be impaired). Impairment testing of the Mimi’s Café trade name requires that we determine its fair value. If the fair value of the asset is less than its $34.0 million carrying value, an impairment charge would be recognized in an amount equal to the difference. The impairment test for the $7.1 million restaurant concept asset involves a three-step process, whereby we first consider whether indicators of impairment are present. If indicators are present, the second step is to compare the sum of the undiscounted future cash flows attributable to the asset to its carrying value. In the event that the undiscounted cash flows are less than the carrying value, the third step is to determine the fair value of the restaurant concept. If the fair value is less than its carrying value, an impairment charge would be recognized for the difference. We use the relief-from-royalty method, which is an income approach to valuation, to determine the fair values of the trade name and restaurant concept intangible assets. Using the relief-from-royalty method, the fair values are impacted by projected sales, including plans for new restaurant development and same-store sales trends.
     In the fourth quarter of fiscal 2010, we completed our annual impairment tests of intangible assets. The assumptions we used for projected sales were based on our current five-year development and financial forecasts for Mimi’s Café. Using these assumptions, the fair values of the Mimi’s Café trade name and restaurant concept exceeded their carrying values, and as a result, no impairment charges were recorded. Although we believe our current plans and forecasts to be achievable, there is the potential that our actual future results could differ from these forecasts, especially given Mimi’s Café’s prolonged negative same-store sales trend. While the company identified certain underperforming restaurants that required an impairment charge in the second quarter, overall year-to-date results for Mimi’s Café continue to meet performance expectations. Accordingly, no impairment indicators were identified related to the Mimi’s trade name or restaurant concept as of the second quarter of fiscal 2011. If Mimi’s Café’s performance falls below expectations in future periods, impairment charges related to Mimi’s Café trade name and restaurant concept could arise.
Compliance with new and changing regulations related to corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.
     New as well as changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated under the Dodd-Frank Act, as well as under the Sarbanes-Oxley Act of 2002, and the rules and regulations of the Securities and Exchange Commission and The NASDAQ Stock Market, have created uncertainty for public companies and increased our costs and time that our Board of Directors and management must devote to complying with these rules and regulations. Our Board of Directors and management team will need to devote significant time and financial resources to comply with both existing and evolving standards for corporate governance for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On May 26, 2010, the Board of Directors authorized a share repurchase program of up to $25.0 million for fiscal 2011. The program authorizes Bob Evans to repurchase its outstanding common stock in the open market or through privately negotiated transactions.

     The following table provides information on Bob Evans purchases of its common stock during the three fiscal months ended October 29, 2010:

				Total Value of	Maximum Value of
				Shares Purchased	Shares that May
				as Part of Publicly	Yet be Purchased
	Total Value of		Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased		Per Share	or Programs	Programs
7/31/10-8/27/10	$2,566,851	(a)	$25.64	$2,563,580	$18,081,010
8/28/10-9/24/10	2,754,093		27.54	2,754,093	15,326,917
9/25/10-10/29/10	3,623,051		28.98	3,623,051	11,703,866

Total	$8,943,995	(a)	$27.51	$8,940,724	$11,703,866

(a)	Includes 123 shares of common stock repurchased by Bob Evans Farms, Inc. in connection with employee stock- for-stock exercises of stock options.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION.
Not Applicable

ITEM 6. EXHIBITS

EXHIBIT
NO.	DESCRIPTION	LOCATION
10	Bob Evans Farms Executive Change in Control and Severance Plan.	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed with the Commission on November 23, 2010 (File No. 0-01667)*

21	Subsidiaries of the Registrant as of November 23, 2010.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Presentation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

*	Denotes management contract or compensatory plan or agreement

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be furnished and not filed herewith.

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

December 8, 2010

Date

*	Tod P. Spornhauer has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated December 8, 2010
Bob Evans Farms, Inc.

Exhibit
No.	Description	Location
10	Bob Evans Farms Executive Change in Control and Severance Plan.	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed with the Commission on November 23, 2010 (File No. 0-01667)*

21	Subsidiaries of the Registrant as of November 23, 2010.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Presentation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

*	Denotes management contract or compensatory plan or agreement

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be furnished and not filed herewith.