Form 10-Q
period 2011-01-28
EVANS BOB FARMS INC
filed 2011-03-09
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 25, 2011, the registrant had 30,304,416 common shares outstanding.

ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EX-21
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

BOB EVANS FARMS, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	Unaudited
	Jan. 28, 2011	April 30, 2010
Assets

Current Assets
Cash and equivalents	$29,417	$17,803
Accounts receivable	25,394	19,857
Inventories	24,572	25,920
Deferred income taxes	11,175	11,175
Prepaid expenses	2,891	2,169

Total Current Assets	93,449	76,924

Property, Plant and Equipment	1,669,038	1,664,639
Less accumulated depreciation	751,302	702,665

Net Property, Plant and Equipment	917,736	961,974

Other Assets
Deposits and other	3,889	4,143
Long-term investments	26,509	23,032
Goodwill	1,567	1,567
Other intangible assets	40,902	41,517

Total Other Assets	72,867	70,259

	$1,084,052	$1,109,157

Liabilities and Stockholders’ Equity

Current Liabilities
Lines of credit	$—	$14,000
Current maturities of long-term debt	13,571	26,905
Accounts payable	28,816	29,322
Federal and state income taxes	1,605	8,708
Accrued nonincome taxes	19,485	21,085
Accrued wages and related liabilities	28,586	39,545
Self-insurance	24,564	24,165
Deferred revenue	23,593	14,447
Other accrued expenses	22,555	15,279

Total Current Liabilities	162,775	193,456

Long-Term Liabilities
Deferred compensation	29,046	26,396
Federal and state income taxes	10,873	10,050
Deferred income taxes	67,447	67,538
Deferred rent	24,461	24,273
Long-term debt	135,716	149,287

Total Long-Term Liabilities	267,543	277,544

Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at Jan. 28, 2011, and April 30, 2010	426	426
Capital in excess of par value	187,021	180,476
Retained earnings	806,268	788,049
Treasury stock, 12,318,454 shares at Jan. 28, 2011, and 12,265,865 shares at April 30, 2010, at cost	(339,981)	(330,794)

Total Stockholders’ Equity	653,734	638,157

	$1,084,052	$1,109,157

The accompanying notes are an integral part of the financial statements.

BOB EVANS FARMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	Jan. 28, 2011	Jan. 22, 2010	Jan. 28, 2011	Jan. 22, 2010
Net Sales	$428,594	$429,823	$1,258,206	$1,284,150

Cost of sales	135,001	134,241	381,301	383,045
Operating wage and fringe benefit expenses	141,282	146,046	425,463	447,527
Other operating expenses	68,840	68,020	205,553	208,198
Selling, general and administrative expenses	37,460	32,011	122,698	104,168
Depreciation and amortization expense	20,577	21,112	62,461	62,773

Operating Income	25,434	28,393	60,730	78,439

Net interest expense	2,098	2,511	6,800	7,788

Income Before Income Taxes	23,336	25,882	53,930	70,651

Provision for income taxes	7,870	7,915	18,125	21,087

Net Income	$15,466	$17,967	$35,805	$49,564

Earnings Per Share — Basic	$0.51	$0.58	$1.18	$1.60

Earnings Per Share — Diluted	$0.51	$0.58	$1.18	$1.60

Cash Dividends Paid Per Share	$0.20	$0.18	$0.58	$0.50

The accompanying notes are an integral part of the financial statements.

BOB EVANS FARMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(Dollars in thousands)
	Nine Months Ended
	Jan. 28, 2011	Jan. 22, 2010
Operating activities:
Net income	$35,805	$49,564

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,461	62,773
Loss on disposal/impairment of long-term assets	11,628	1,486
Gain on long-term investments	(1,502)	(4,589)
Deferred compensation	2,650	4,820
Compensation expense attributable to stock plans	6,423	6,309
Deferred income taxes	(91)	7,243
Deferred rent	188	541
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(5,537)	(901)
Inventories	1,087	4,994
Prepaid expenses	(722)	(1,336)
Accounts payable	(506)	(859)
Federal and state income taxes	(6,449)	(6,918)
Accrued wages and related liabilities	(10,959)	(4,332)
Self-insurance	399	2,008
Accrued nonincome taxes	(1,600)	291
Deferred revenue	9,146	7,358
Other accrued expenses	6,925	1,111

Net cash provided by operating activities	109,346	129,563

Investing activities:
Purchase of property, plant and equipment	(31,451)	(41,603)
Proceeds from sale of property, plant and equipment	2,830	385
Purchase of long-term investments	(1,978)	(1,521)
Other	254	(183)

Net cash used in investing activities	(30,345)	(42,922)

Financing activities:
Cash dividends paid	(17,591)	(15,457)
Payments on lines of credit	(14,000)	(42,246)
Principal payments on long-term debt	(26,905)	(26,904)
Purchase of treasury stock	(15,089)	(15,600)
Proceeds from issuance of treasury stock	7,180	3,017
Net share settlement of stock-based awards	(1,272)	—
Excess tax benefits from stock-based compensation	290	197

Net cash used in financing activities	(67,387)	(96,993)

Increase (decrease) in cash and equivalents	11,614	(10,352)

Cash and equivalents at the beginning of the period	17,803	30,134

Cash and equivalents at the end of the period	$29,417	$19,782

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
     The numerator in calculating both basic and diluted earnings per share for each period was net income. The denominator was based on the following weighted-average number of common shares outstanding:

	(In thousands)
	Three Months Ended		Nine Months Ended
	Jan. 28, 2011	Jan. 22, 2010	Jan. 28, 2011	Jan. 22, 2010
Basic	30,258	30,843	30,348	30,896
Effect of dilutive stock options	146	93	89	98

Diluted	30,404	30,936	30,437	30,994

3. Stock-Based Compensation
     We account for stock-based compensation in accordance with the Compensation — Stock Compensation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Accordingly, stock-based compensation is measured based on the fair value of the award on the grant date and is recognized over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees (as determined under the terms of the compensation plan under which the award is granted) are subject to immediate expensing in full upon grant. Total stock-based compensation expense of $1.8 million and $1.2 million for the third quarters of fiscal 2011 and 2010, respectively, and $6.4 million and $6.3 million for the first nine months of fiscal 2011 and 2010, respectively, is included in the Consolidated Statements of Income.
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

	(In thousands)
	Three Months Ended		Nine Months Ended
	Jan. 28, 2011	Jan. 22, 2010	Jan. 28, 2011	Jan. 22, 2010
Net sales
Restaurant operations	$337,694	$343,037	$1,018,858	$1,048,237
Food products	94,572	89,631	249,713	245,087

	432,266	432,668	1,268,571	1,293,324
Intersegment sales of food products	(3,672)	(2,845)	(10,365)	(9,174)

Total	$428,594	$429,823	$1,258,206	$1,284,150

Operating income
Restaurant operations	$14,728	$24,893	$45,287	$61,605
Food products	10,706	3,500	15,443	16,834

Total	$25,434	$28,393	$60,730	$78,439

5. Income Taxes
     The combined federal and state income tax rates were 33.7% in the third quarter of fiscal 2011 and 33.6% through nine months of fiscal 2011, compared to 30.6% and 29.9% in the corresponding periods a year ago. The fiscal 2010 tax rate benefitted from the favorable tax treatment of certain insurance items, specifically proceeds from corporate-owned life insurance policies of $1.3 million received in the third quarter of fiscal 2010 and $2.5 million received through nine months of fiscal 2010.
     Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year and includes the impact of discrete items for the quarter.
6. Financial Instruments
     The fair values of our financial instruments (other than long-term debt) approximate their carrying values at January 28, 2011. At January 28, 2011, the estimated fair value of our long-term debt was $161.3 million compared to a carrying amount of $149.3 million. We estimate the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes.
7. Impairment, Restructuring and Severance Charges
     During the second quarter of fiscal 2011, we recorded pretax impairment, restructuring and severance charges totaling $13.9 million (reflected in selling, general and administrative expenses). In the restaurant segment, this included $9.2 million related to five underperforming Mimi’s Café restaurants and one underperforming Bob Evans restaurant, $1.1 million related to other property, plant and equipment and $0.8 million of severance/retirement costs. Also during the second quarter of fiscal 2011, we recorded pretax restructuring charges of $2.8 million in the food products segment, related to the closure of our fresh sausage operations at our plant in Bidwell, Ohio, and our food production facility in Galva, Illinois. As of January 28, 2011, all amounts related to the restaurant and food products segments restructuring and severance charges have been settled.
     During the second quarter of fiscal 2010, we recorded a pretax impairment charge of $1.5 million (reflected in the restaurant segment’s selling, general and administrative expenses) for certain property, plant and equipment related to previously closed Bob Evans restaurants.
     In accordance with the Property, Plant and Equipment Topic of the FASB ASC, we wrote down the carrying value of the underlying assets to their estimated fair value, which resulted in the above impairment charges. The estimated fair value was determined based on independent appraisals, which we deemed to be Level 3 inputs under the Fair Value Measurements and Disclosures Topic of the FASB ASC. We did not record any impairment charges in the third quarters of fiscal 2011 or fiscal 2010.

8. Reclassifications
     Certain prior year amounts have been reclassified to conform to the fiscal 2011 classification.
9. Risks and Uncertainties
     At January 28, 2011, we had intangible assets totaling $40.9 million on our consolidated balance sheet related to our acquisition of Mimi’s Café. Specifically, this amount includes $34.0 million for the unamortized Mimi’s Café trade name and $6.9 million for the Mimi’s Café restaurant concept, which is amortized over a 15-year life. We are required to perform annual impairment tests of our intangible assets (or more frequently if events or changes in circumstances indicate the asset might be impaired), which we perform in the fourth quarter of the fiscal year. Impairment testing of the Mimi’s Café trade name requires that we determine its fair value. If the fair value of the asset is less than its $34.0 million carrying value, an impairment charge would be recognized in an amount equal to the difference. The impairment test for the $6.9 million restaurant concept asset involves a three-step process, whereby we first consider whether indicators of impairment are present. If indicators are present, the second step is to compare the sum of the undiscounted future cash flows attributable to the asset to its carrying value. In the event that the undiscounted cash flows are less than the carrying value, the third step is to determine the fair value of the restaurant concept. If the fair value is less than its carrying value, an impairment charge would be recognized for the difference. We use the relief-from-royalty method, which is an income approach to valuation, to determine the fair values of the trade name and restaurant concept intangible assets. Using the relief-from-royalty method, the fair values are impacted by projected sales, including plans for new restaurant development and same-store sales trends.
     In the fourth quarter of fiscal 2010, we completed our annual impairment tests of intangible assets. The assumptions we used for projected sales were based on our current five-year development and financial forecasts for Mimi’s Café. Using these assumptions, the fair values of the Mimi’s Café trade name and restaurant concept exceeded their carrying values, and as a result, no impairment charges were recorded. Although we believe our current plans and forecasts to be achievable, there is the potential that our actual future results could differ from these forecasts, especially given Mimi’s Café’s prolonged negative same-store sales trend. No impairment indicators were identified related to the Mimi’s Café trade name or restaurant concept in the third quarter of fiscal 2011. If Mimi’s Café’s performance falls below expectations in future periods, impairment charges related to the Mimi’s Café trade name and restaurant concept could arise.

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
     As of January 28, 2011, we owned and operated 714 full-service restaurants, including 569 Bob Evans Restaurants in 18 states and 145 Mimi’s Cafés (“Mimi’s”) in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale. We also produce and distribute pork sausage products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to warehouses that distribute to grocery retailers throughout the United States. Revenue in the food products segment is recognized when products are shipped to our customers’ warehouses.
     The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This MD&A and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this MD&A that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010, under the heading “Item 1A — Risk Factors” and in Part II of our Form 10-Q for the quarterly period ended October 29, 2010, under the heading “Item 1A. Risk Factors.” We note these risk factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made. Any further disclosures we make in our filings with the SEC should also be consulted.
     The following table reflects data for our third fiscal quarter ended January 28, 2011, compared to the prior year’s third fiscal quarter ended January 22, 2010. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Three Months Ended
	Jan. 28, 2011	Jan. 22, 2010	Jan. 28, 2011	Jan. 22, 2010	Jan. 28, 2011	Jan. 22, 2010
(In thousands)	Consolidated Results		Restaurant Segment		Food Products Segment
Net sales	$428,594	$429,823	$337,694	$343,037	$90,900	$86,786
Operating income	$25,434	$28,393	$14,728	$24,893	$10,706	$3,500

Cost of sales	31.5%	31.2%	25.4%	24.4%	54.3%	58.3%
Operating wages	33.0%	34.0%	39.3%	39.5%	9.3%	12.3%
Other operating	16.1%	15.8%	19.1%	18.4%	4.4%	5.5%
S,G&A*	8.7%	7.5%	6.4%	5.0%	17.4%	17.0%
Depr. & amort.	4.8%	4.9%	5.4%	5.4%	2.8%	2.9%

Operating income	5.9%	6.6%	4.4%	7.3%	11.8%	4.0%

*	Selling, general and administrative expenses (“S,G&A”)
Restaurant Segment Overview
     The ongoing industry-wide factors most relevant to our restaurant segment include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather. For the third quarter of fiscal 2011, the factor that had the greatest positive impact on our restaurant segment performance was sequential quarterly improvement in same-store sales. The factors that had the greatest negative impact were adverse weather conditions and commodity cost pressures.
     In the third quarter of fiscal 2011, same-store sales decreased 0.5% at Bob Evans Restaurants and decreased 3.2% at Mimi’s compared to the corresponding period last year. Through nine months of fiscal 2011, same-store sales decreased 1.7% at Bob Evans Restaurants and decreased 5.5% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income decreased $10.2 million in the third quarter, and decreased $16.3 million through nine months of fiscal 2011, compared to the corresponding periods last year. Although same-store sales remained negative, we are encouraged by the sequential improvement in same-store sales during the third quarter of fiscal 2011 and are focused on continuing that sales momentum. We are also intensifying our efforts to control labor and food costs, especially given the current environment of rising commodity costs.
Food Products Segment Overview
     The ongoing industry-wide factors most relevant to our food products segment include: sow availability and cost, other commodity costs, transportation and energy costs, governmental regulations, food safety, the economy and consumer acceptance. Production costs and promotional discounts also have a significant impact on the profitability of our food products segment. For the third quarter of fiscal 2011, net sales increased $4.1 million, or 4.7%, compared to the corresponding period last year. Through nine months of fiscal 2011, net sales increased $3.4 million, or 1.5%, compared to the corresponding period last year. For the third quarter of fiscal 2011 and through nine months of fiscal 2011 pounds sold of comparable products decreased 9%. The financial impact of the volume decrease in comparable pounds sold was more than offset by a significant decrease in promotional discounts, which enhanced profitability. Promotional discounts decreased $10.4 million, or 40.9%, in the third quarter of fiscal 2011 and $24.3 million, or 44.1%, through nine months of fiscal 2011, compared to the same periods a year ago. Promotional discounts are recorded as a reduction of net sales in the Consolidated Statements of Income.
     Operating income in the food products segment increased significantly, $7.2 million, in the third quarter of fiscal 2011, and decreased $1.4 million through nine months of fiscal 2011 compared to the corresponding periods last year. Sow costs represent a significant part of the food products segment’s cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. In the third quarter of fiscal 2011, average sow costs increased 27.5% and increased 48.3% through nine months of fiscal 2011, compared with the corresponding periods last year. However, this sow cost increase was more than offset by the significant decrease in promotional expenses, price increases on retail food products and reductions in operating costs. We anticipate that average sow costs for the remainder of fiscal 2011 will be higher than sow costs experienced during the third quarter of 2011.
Net Sales
     Consolidated net sales decreased 0.3% to $428.6 million in the third quarter of fiscal 2011 compared to $429.8 million in the corresponding period last year. The decrease was comprised of a sales decrease in the restaurant segment of $5.3 million partly offset by an increase in the food products segment of $4.1 million. Restaurant sales accounted for 78.8% of consolidated net sales in the third quarter of fiscal 2011. For the nine-month period ended January 28, 2011, consolidated net sales decreased $25.9 million, or 2.0%, compared to the corresponding period last year.
     Restaurant segment net sales decreased $5.3 million, or 1.6%, in the third quarter of fiscal 2011 and $29.4 million, or 2.8%, through nine months of fiscal 2011, compared to the corresponding periods last year. The sales decreases were primarily due to negative same-store sales at both of our restaurant concepts.
     Bob Evans Restaurants experienced a same-store sales decrease of 0.5% in the third quarter of fiscal 2011, which included an average menu price increase of 1.8%. Through nine months of fiscal 2011, Bob Evans Restaurants experienced a same-store sales decrease of 1.7%, which included an average menu price increase of 1.9%. Mimi’s experienced a same-store sales decrease of 3.2% in the third quarter of fiscal 2011, which included an average menu price increase of 2.1%. Through nine months of fiscal 2011, Mimi’s experienced a same-store sales decrease of 5.5%, which included an average menu price increase of 2.4%. We estimate that the adverse weather conditions in the third quarter of fiscal 2011 had a 0.8% to 1.0% negative impact on our combined same-store sales for the quarter. See the “BEST Brand Builders” section for a discussion of initiatives to build sales.
     Same-store sales computations for a given fiscal year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation.
     The following chart summarizes the restaurant openings and closings during the last seven quarters for Bob Evans Restaurants and Mimi’s:
Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2011
1st quarter	569	—	—	569
2nd quarter	569	—	—	569
3rd quarter	569	—	—	569

Fiscal 2010
1st quarter	570	—	1	569
2nd quarter	569	—	—	569
3rd quarter	569	—	—	569
4th quarter	569	—	—	569

Mimi’s:

	Beginning	Opened	Closed	Ending

Fiscal 2011
1st quarter	146	—	1	145
2nd quarter	145	—	—	145
3rd quarter	145	—	—	145

Fiscal 2010
1st quarter	144	—	—	144
2nd quarter	144	1	—	145
3rd quarter	145	1	—	146
4th quarter	146	—	—	146
     In the third quarter of fiscal 2011, we did not open any new Bob Evans Restaurants or Mimi’s. We expect to open two new Bob Evans Restaurants during the fourth quarter of fiscal 2011. We rebuilt one and remodeled 12 Bob Evans Restaurants in the third quarter of fiscal 2011. We have completed a total of 17 Bob Evans Restaurant remodels so far in fiscal 2011. We also plan to rebuild one and remodel 17 existing Bob Evans Restaurants in the fourth quarter of fiscal 2011. We closed one Mimi’s in the first quarter of fiscal 2011 in connection with the expiration of the restaurant’s lease. We do not plan to open or rebuild any new Mimi’s restaurants in fiscal 2011. We have remodeled two and plan to remodel one more existing Mimi’s in the fourth quarter of fiscal 2011. We need to improve our restaurant-level economics at both restaurant brands to enable us to begin building Mimi’s restaurants again and to increase the rate of new Bob Evans Restaurants, as development is an important part of our long-term growth strategy.
     The food products segment experienced a sales increase of $4.1 million, or 4.7%, in the third quarter of fiscal 2011 and a sales increase of $3.4 million, or 1.5%, through nine months of fiscal 2011 compared to the corresponding periods a year ago. In the third quarter and through nine months of fiscal 2011, we experienced a 9% decrease in pounds sold of comparable products. Pounds sold of comparable products is calculated using the same products in both periods and excludes new products. We believe the decrease in the volume of pounds sold was due to our decision to reduce the amount of promotional discounts provided to retailers. This $10.4 million, or 40.9%, year-over-year decrease in the amount of promotional discounts in the third quarter of fiscal 2011 more than offset the financial impact of the decrease in pounds sold of comparable products. Through nine months of fiscal 2011, promotional discounts decreased $24.3 million, or 44.1%, compared to the corresponding period last year. We implemented a price increase on nearly all of our retail products early in the second quarter of fiscal 2011 to partially offset the negative impact of the historically high sow costs we anticipated for fiscal 2011. We plan to continue our strategy of growing our food products business through successful product introductions and additional points of distribution.
Cost of Sales
     Consolidated cost of sales (cost of materials) was 31.5% of net sales in the third quarter of fiscal 2011 and 30.3% through nine months of fiscal 2011, compared to 31.2% and 29.8%, respectively, in the corresponding periods a year ago.
     Restaurant segment cost of sales (predominantly food cost) was 25.4% of net sales in the third quarter of fiscal 2011 and 24.6% through nine months of fiscal 2011 compared to 24.4% in both the corresponding periods last year. The increase in restaurant segment cost of sales as a percent of net sales in fiscal 2011 was attributable to higher commodity costs, partially offset by the implementation of an actual-versus-theoretical food cost program at Bob Evans Restaurants in the fourth quarter last year and at Mimi’s in the second quarter of this year. See the “BEST Brand Builders” section for a further discussion of our productivity initiatives.
     The food products segment cost of sales ratio was 54.3% of net sales in the third quarter of 2011 and 54.8% through nine months of fiscal 2011 compared to 58.3% and 53.8% in the corresponding periods a year ago. The decrease in the food products segment cost of sales ratio was due primarily to a significant decrease in promotional discounts of $10.4 million, or 40.9%, in the third quarter of fiscal 2011 and $24.3 million, or 44.1%, through nine months of fiscal 2011, which reduce net sales. The decrease in promotional discounts resulted in higher net sales, which partly offset the increase in sow costs of 27.5% in the third quarter of fiscal 2011 and 48.3% through nine months of fiscal 2011, compared to the corresponding periods last year. Sow costs averaged $51.16 per hundredweight in the third quarter, and $56.60 through nine months of fiscal 2011, compared to $40.14 and $38.17 in the corresponding periods last year.
Operating Wage and Fringe Benefit Expenses
     Consolidated operating wage and fringe benefit expenses (“operating wages”) were 33.0% of net sales in the third quarter of fiscal 2011 and 33.8% through nine months of fiscal 2011 compared to 34.0% and 34.9%, respectively, in the corresponding periods last year.
     In the restaurant segment, operating wages were 39.3% of net sales in the third quarter of fiscal 2011 and 39.2% through nine months of fiscal 2011 compared to 39.5% and 39.8%, respectively, in the corresponding periods last year. The decrease in the operating wage ratio in the third quarter and through nine months of fiscal 2011 was due to a reduction in labor hours and lower health insurance costs, partially offset by weather-related inefficiencies during the third quarter and negative leverage due to same-store sales declines at both Bob Evans Restaurants and Mimi’s.
     In the food products segment, operating wages were 9.3% of net sales in the third quarter of fiscal 2011 and 10.9% through nine months of fiscal 2011 compared to 12.3% and 12.7%, respectively, in the corresponding periods last year. The decrease in the operating wage ratio was primarily due to headcount reductions resulting from our manufacturing productivity initiatives, including the closure of the Galva, Illinois, manufacturing facility and our fresh sausage operations in Bidwell, Ohio.
Other Operating Expenses
     Approximately 94% of other operating expenses occurred in the restaurant segment in the third quarter of fiscal 2011 compared to 93% in the third quarter of fiscal 2010. The most significant components of other operating expenses were utilities, restaurant advertising, restaurant supplies, repair and maintenance, rent, nonincome based taxes and credit/debit card processing fees. Consolidated other operating expenses were 16.1% of net sales in the third quarter of fiscal 2011 and 16.3% through nine months of fiscal 2011, compared to 15.8% and 16.2%, respectively, in the corresponding periods last year.
     In the restaurant segment, other operating expenses were 19.1% of net sales in the third quarter of fiscal 2011 and 19.0% through nine months of fiscal 2011 compared to 18.4% and 18.6%, respectively, in the corresponding periods last year. The increase in the other operating expenses ratio in the third quarter of fiscal 2011 was primarily the result of increased advertising and increased credit/debit card processing fees due to higher usage. Through nine months of fiscal 2011, the increase in the other operating expenses ratio was primarily the result of increased advertising, higher utility costs and higher credit/debit card processing fees, partly offset by a reduction in restaurant supplies.
     In the food products segment, the other operating expenses ratio was 4.4% of net sales in the third quarter of fiscal 2011 and 4.9% through nine months of fiscal 2011 compared to 5.5% in both the corresponding periods last year. The decrease in the other operating expenses ratio in fiscal 2011 was a result of efficiencies gained from our manufacturing productivity initiatives and lower repair and maintenance expenses, which also benefitted from the closure of the Galva, Illinois, manufacturing facility and our fresh sausage operations in Bidwell, Ohio.
Selling, General and Administrative Expenses
     Consolidated S,G&A expenses were 8.7% of net sales in the third quarter of fiscal 2011 and 9.8% through nine months of fiscal 2011, compared to 7.5% and 8.1%, respectively, in the corresponding periods last year. The most significant components of S,G&A expenses are wages and fringe benefits, food products advertising expense and food products transportation costs.
     In the restaurant segment, S,G&A expenses were 6.4% of net sales in the third quarter of fiscal 2011 and 7.4% through nine months of fiscal 2011, which included impairment, restructuring and severance charges recorded in the second quarter, compared to 5.0% and 5.9%, respectively, in the corresponding periods last year. The increase in the S,G&A ratio in the third quarter, and through nine months of fiscal 2011, was primarily due to an increase in administrative salary expense, as well as deleverage due to same-store sales declines. The fiscal 2010 ratios also benefitted from life insurance proceeds in the third quarter and through nine months of $1.3 million and $2.5 million, respectively, in the restaurant segment.
     In the food products segment, S,G&A expenses were 17.4% of net sales in the third quarter of fiscal 2011 and 19.8% through nine months of fiscal 2011, compared to 17.0% and 18.0%, respectively, in the corresponding periods last year. The increases in the S,G&A expense ratio in the third quarter and through nine months of fiscal 2011 were primarily a result of consulting expenses of $0.8 million and $2.0 million, respectively, associated with manufacturing productivity initiatives, and higher administrative salary expense.
Interest
     Net interest expense was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Jan. 28, 2011	Jan. 22, 2010	Jan. 28, 2011	Jan. 22, 2010
Gross interest expense:
Fixed-rate debt	$2,053	$2,414	$6,622	$7,399
Variable-rate debt	46	99	179	401

	2,099	2,513	6,801	7,800
Gross interest income	(1)	(2)	(1)	(12)

Net interest expense	$2,098	$2,511	$6,800	$7,788

     At January 28, 2011, we did not have any outstanding debt on our variable-rate revolving lines of credit and had $149.3 million outstanding on our fixed-rate unsecured senior notes. The decrease in interest expense was primarily the result of lower average borrowings in fiscal 2011 partly offset by a $0.2 million year-over-year reduction in capitalized interest. We reduced our total debt by $79.9 million during fiscal 2010 and by an additional $40.9 million through nine months of fiscal 2011.
Provision for Income Taxes
     The combined federal and state income tax rate was 33.7% in the third quarter of fiscal 2011 and 33.6% through nine months of fiscal 2011, compared to 30.6% and 29.9% in the corresponding periods a year ago.
     The lower fiscal 2010 rate was primarily due to the favorable tax treatment of certain insurance items. We received proceeds from corporate-owned life insurance policies of $1.3 million in the third quarter of fiscal 2010 and $2.5 million through nine months of fiscal 2010. We anticipate the annual effective tax rate for the entire year of fiscal 2011 to approximate 34.0%. We reevaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.
Liquidity and Capital Resources
     Cash generated from operations and our bank lines of credit were the main sources of funds for working capital, capital expenditures, debt repayments, dividends and share repurchases in the third quarter of fiscal 2011 and through nine months of fiscal 2011. Cash and equivalents totaled $29.4 million at January 28, 2011. Our bank lines of credit, which renew on an annual basis in December ($45.0 million) and April ($75.0 million), total $120.0 million, of which $12.3 million is reserved for certain standby letters-of-credit. The remaining $107.7 million of our bank lines of credit is available for liquidity needs, capital expansion and share repurchases. At January 28, 2011, we did not have any outstanding balances on these lines of credit.
     During the third quarter of fiscal 2011, we repurchased 60,200 shares of our outstanding common stock at a cost of $1.8 million. Through nine months of fiscal 2011, we repurchased 555,200 shares of our outstanding common stock at a cost of $15.1 million. Our Board of Directors has authorized a share repurchase program of up to $25 million for fiscal 2011.
     Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $31.5 million through nine months of fiscal 2011 compared to $41.6 million in the corresponding period last year. We expect to open two new Bob Evans Restaurants during the fourth quarter of fiscal 2011. We rebuilt one and remodeled 12 Bob Evans Restaurants in the third quarter of fiscal 2011. We have completed a total of 17 Bob Evans Restaurant remodels so far in fiscal 2011. We also plan to rebuild one and remodel 17 existing Bob Evans Restaurants in the fourth quarter of fiscal 2011. We closed one Mimi’s in the first quarter of fiscal 2011 in connection with the expiration of the restaurant’s lease. We do not plan to open or rebuild any new Mimi’s restaurants in fiscal 2011. We have remodeled two and plan to remodel one more existing Mimi’s in the fourth quarter of fiscal 2011. We need to improve our restaurant-level economics at both restaurant brands to enable us to begin building Mimi’s restaurants again and to increase the rate of new Bob Evans Restaurants, as development is an important part of our long-term growth strategy. We expect capital spending to approximate between $45.0 and $50.0 million for all of fiscal 2011, as compared to capital expenditures of $51.3 million in fiscal 2010.
     Dividends are paid at the discretion of our Board of Directors. Through nine months of fiscal 2011, we have paid cash dividends of $17.6 million (equivalent to $0.18 per share in the first quarter, and $0.20 per share in the second and third quarters). In February 2011, our Board of Directors authorized the payment of dividends of $0.20 per share on March 21, 2011, to shareholders of record as of March 7, 2011.
     We believe that our cash flow from operations, as well as our existing bank lines of credit, will be sufficient to fund future capital expenditures, working capital requirements, debt repayments, dividend payments and share repurchases.

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
     In keeping with these goals, we recently announced the hiring of a new chief financial officer and the internal promotion of a new senior vice president of marketing for Bob Evans Restaurants.
     The second Brand Builder is to consistently drive sales growth. Despite weather challenges in some of our key markets, our quarterly sequential same-store sales trend is improving at both our restaurant concepts, so we believe our new sales-building programs are yielding positive results.
     During the third quarter of fiscal 2011, at Bob Evans Restaurants, we introduced our new Big Farm Burgers, featuring a half-pound of 100 percent Black Angus beef, seasoned with our signature spice blend, then stacked with farm-fresh toppings on a wheat-dusted brioche bun. Available in seven different varieties, the Big Farm Burgers range in price from $6.99 to $9.99, and we have been pleased with the consumer response. Other products introduced at Bob Evans Restaurants during the third quarter of fiscal 2011 include tomato basil soup, fried zucchini sticks and cranberry grape juice.
     One of our current strategies at Bob Evans Restaurants is to focus on growth in off-premise sales (which includes carryout and catering). Off-premise sales now account for nearly 11.0% of Bob Evans Restaurants’ sales, and through nine months of fiscal 2011, off-premise sales are up 13.7%, compared to the corresponding period last year. We continue to offer our new family meals, under the tag line, “10 Family Meals Under $20.” We will strive to grow our off-premise sales, as it provides a value-added benefit to our “family-first Mom” target.
     Bob Evans Restaurants is also continuing with the planned phase-out of retail inventory designed to shift the product offering toward items consistent with our “Taste of the Farm” brand positioning. We will implement our new program throughout the fourth quarter of fiscal 2011, and expect this area to again become a positive contributor to same-store sales in fiscal 2012, after the transition is complete.
     More than one year ago, we started to invest in digital marketing, and today, our e-club at Mimi’s continues to grow, with a current membership of about 745,000. This is an increase from only 100,000 members less than two years ago. This type of marketing is advantageous compared to free-standing inserts or direct mail, because e-club offers do not carry distribution or placement costs.
     In our food products segment, we shifted our trade spending strategy away from offering deep discounts to driving new authorizations of our top 20 items in the top 20 retail accounts. This strategy is paying off, as we picked up additional distribution with key retailers.
     During the third quarter of fiscal 2011, the food products segment introduced three new top-bake side dishes: scalloped potatoes, hash brown bake and macaroni and cheese. We also introduced our first-ever Mimi’s Café-brand product for retail distribution — a slow-roasted, precooked, skinless chicken breast in white gravy. This product was introduced to the Texas division of Costco Wholesale Clubs late in the third quarter of fiscal 2011.
     The third Brand Builder is to improve margins with an eye on customer satisfaction. We completed implementation of a new actual-versus-theoretical food cost program at Bob Evans Restaurants and Mimi’s. We believe this program will help us minimize our sequential fourth-quarter 2011 food cost increase, which we estimate at about 2.5 to 3.5 percent, due to inflation in such items as produce, pork, poultry, oil based products, dairy, bakery, and liquid eggs. We have also designed Mimi’s new streamlined menu with lower food costs in mind and will focus future promotions on higher-margin items such as our seasonal features.
     In our food products segment, we reduced promotional spending by $10.4 million and $24.3 million in the third quarter and through nine months of fiscal 2011, respectively, compared to the corresponding periods last year, due to the record-high sow costs. The reduction in promotional spending contributed to the improvement in our year-over-year operating margin results.
     In addition, we began a productivity study with a consultant nearly two years ago and have implemented several manufacturing productivity initiatives that are showing favorable results, as evidenced by the improvement in the food products segment operating expenses in the third quarter of fiscal 2011. Two of these initiatives were the closings of our fresh sausage manufacturing operations in Galva, Illinois, and Bidwell, Ohio, in the second quarter of fiscal 2011, due to overcapacity in our fresh sausage processing plants.
     Prior to closing the Galva and Bidwell fresh sausage operations, we utilized only about 50% of our total fresh sausage capacity. We believe we have more-than-sufficient capacity to absorb the work from both Galva and Bidwell due to the lean manufacturing improvements we have made at our existing plants in Hillsdale, Michigan, Xenia, Ohio and Richardson, Texas. We believe that our current capacity is appropriate for the present state of our business, with enough room to accommodate our growth plans for the foreseeable future.
     Our fourth Brand Builder is to be the BEST at operations execution. Our January consumer satisfaction scores were near two-year highs at both our restaurant brands, which shows we are making progress with our process-improvement efforts. We recently introduced new “TRED” station guides at Bob Evans Restaurants, and we are in the process of implementing a similar program at Mimi’s. TRED, which stands for Target Setting, Rush Ready, Equipment and Technology, and Deployment, provides the model for what we call “BEST for the Guest.” The ultimate goal of BEST for the Guest is to improve food quality, drive speed of service and enhance our hospitality. We expect the rollout at Mimi’s to be complete in the fourth quarter of fiscal 2011.
     One of Mimi’s BEST for the Guest initiatives is to reduce menu complexity. We cancelled the planned introduction of several new menu items and we also plan to eliminate approximately 20% of the current menu items. We believe this will reduce menu complexity and improve our food quality, speed of service and hospitality at Mimi’s.
     Our fifth and final Brand Builder is to increase returns on invested capital. Our capital expenditures budget this year is now $45.0 to $50.0 million. This reflects our expectation for lower remodel costs in the fourth quarter of fiscal 2011, which we now estimate at $75,000 to $250,000 per restaurant. This is the result of successful cost engineering based on insights we gained in the first phase of the program. In the third quarter of fiscal 2011, we started an endeavor to remodel 29 Bob Evans Restaurants in the Dayton, Ohio, area (“Model Market”). The purpose of the Model Market is to gain economies of scale in both construction costs, as well as in marketing expenditures. The remodeled restaurants include an updated concept look, as well as a bakery and enhanced carryout and retail areas designed to drive incremental sales layers. We expect to open two new Bob Evans Restaurants during the fourth quarter of fiscal 2011. We rebuilt one and remodeled 12 Bob Evans Restaurants in the third quarter of fiscal 2011. We have completed a total of 17 Bob Evans Restaurant remodels so far in fiscal 2011. We also plan to rebuild one and remodel 17 existing Bob Evans Restaurants in the fourth quarter of fiscal 2011. We closed one Mimi’s in the first quarter of fiscal 2011 in connection with the expiration of the restaurant’s lease. We do not plan to open or rebuild any new Mimi’s restaurants in fiscal 2011. We have remodeled two and plan to remodel one more existing Mimi’s in the fourth quarter of fiscal 2011. We need to improve our restaurant-level economics at both restaurant brands to enable us to begin building Mimi’s restaurants again and to increase the rate of new Bob Evans Restaurants, as development is an important part of our long-term growth strategy.
     We expect to incur about $0.5 million in incremental start-up costs and initial operating inefficiencies in the fourth quarter of fiscal 2011 due to the Bob Evans Restaurant remodel program. This is significantly higher than the impact in the third quarter of fiscal 2011 due to the fact that we completed most of the remodels late in the third quarter. We also believe the remodel program will have a negative impact of about 0.1% on same-store sales in the fourth quarter of fiscal 2011 due to temporary store closures.

     In summary, we remain focused on the five BEST Brand Builders and continue to implement them with a sense of urgency.
Business Outlook
     Our outlook for fiscal 2011 relies on a number of assumptions, as well as the risk factors included in our SEC filings. We anticipate consolidated net sales to remain relatively flat in fiscal 2011 at about $1.7 billion. We reaffirmed our previously issued outlook for fiscal 2011 operating income of $108.0 to $112.0 million, excluding the pretax charges of $13.9 million, shown in the GAAP to non-GAAP reconciliation table below. We expect Bob Evans Restaurants to experience full-year same-store sales of negative 2.0% to flat including a negative impact of 0.1% from temporary store closures related to the remodel program in the fourth quarter of fiscal 2011. Mimi’s is expected to experience full-year same-store sales of negative 5.0% to negative 2.0%. We expect total net sales to approximate $975.0 to $985.0 million at Bob Evans Restaurants and $380.0 to $390.0 million at Mimi’s. We expect an adjusted restaurant segment operating margin of approximately 5.7% to 6.1%, down from our previous estimate of approximately 6.0% to 6.5% for the full fiscal year, excluding the pretax charges of $11.1 million shown in the GAAP to non-GAAP reconciliation table below. We expect margin pressure from increasing commodity costs, offset by the benefit of our actual-versus-theoretical food cost program, increased sales of higher margin items, effective supply chain management and improving operating wages through expected labor efficiencies.
     In the food products segment, we expect overall net sales of $320.0 to $330.0 million for the full fiscal year. We anticipate that sow costs will average approximately $55 to $60 per hundredweight in fiscal 2011 with the full-year average at the high end of this range. We expect the food products segment’s fiscal 2011 operating income margin to be approximately 8.2% and 8.8%, up from our previous estimate of approximately 7.0% to 8.0%, excluding the pretax charges of $2.8 million shown in the GAAP to non-GAAP reconciliation table below. We expect the food products segment operating income margin will continue to be positively impacted by the implementation of price increases, better management of promotional discounts and continued cost savings related to manufacturing productivity initiatives. We expect to incur manufacturing productivity consulting expenses of $0.9 million and $3.0 million in the fourth quarter and full fiscal year of 2011, respectively.
     We are projecting net interest expense of approximately $9.0 to $9.5 million for fiscal 2011.
     We estimate that our effective tax rate will approximate 34.0% for all of fiscal 2011. We project weighted-average diluted shares outstanding to be approximately 30.5 million shares for the fiscal year.
     We expect capital expenditures to approximate $45.0 million to $50.0 million, down from our previous estimate of approximately $60.0 to $65.0 million in fiscal 2011 due primarily to lower estimated costs to remodel Bob Evans Restaurants in the Dayton, Ohio market. Our capital spending was $51.3 million in fiscal 2010. Depreciation and amortization expense for fiscal 2011 is expected to approximate $84.0 to $86.0 million.

Below is a reconciliation of fiscal 2011 estimated reported consolidated operating income to estimated adjusted operating income:

Fiscal 2011 estimated reported operating income	$94.1 to $98.1 million
Fiscal 2011 2Q fixed asset impairment	10.3 million
Fiscal 2011 2Q manufacturing productivity initiatives	2.8 million
Fiscal 2011 2Q retirement / severance	0.8 million

Fiscal 2011 estimated adjusted operating income	$108 to $112 million
Below is a reconciliation of fiscal 2011 estimated reported restaurant segment operating margin to estimated adjusted restaurant segment operating margin:

Fiscal 2011 estimated reported operating margin	4.8 to 5.3 percent
Fiscal 2011 2Q fixed asset impairment ($10.3 million)	0.7 to 0.8 percent
Fiscal 2011 2Q retirement / severance ($0.8 million)	0.1 percent

Fiscal 2011 estimated adjusted operating margin	5.7 to 6.1 percent
Below is a reconciliation of fiscal 2011 estimated reported food products segment operating margin to estimated adjusted food products segment operating margin:

Fiscal 2011 estimated reported operating margin	7.3 to 8.0 percent
Fiscal 2011 2Q mfg. productivity initiatives ($2.8 million)	0.8 to 0.9 percent

Fiscal 2011 estimated adjusted operating margin	8.2 to 8.8 percent

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not currently use derivative financial instruments for speculative or hedging purposes.
     At January 28, 2011, our outstanding debt included no outstanding balance on our variable-rate revolving lines of credit and $149.3 million of fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt.
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
     Although we believe Mimi’s Café has complied with the California wage and hour laws at issue in the Diaz lawsuit, we elected to resolve the lawsuit voluntarily. In October 2010, we entered into a Memorandum of Understanding with the Diaz class representatives and their legal counsel to settle the lawsuit for $340,000, inclusive of payments to class members, enhancements to the class representatives, costs of administration, and plaintiffs’ attorney fees and costs related to the lawsuit. The Alameda County California Superior Court granted preliminary approval of the settlement on December 8, 2010. We are in the process of contacting the class members and administering their claims.
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
     There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010, and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On May 26, 2010, the Board of Directors authorized a share repurchase program of up to $25.0 million for fiscal 2011. The program authorizes Bob Evans to repurchase its outstanding common stock in the open market or through privately negotiated transactions.
     The following table provides information on Bob Evans’ purchases of its common stock during the three fiscal months ended January 28, 2011:

			Total Value of	Maximum Value of
			Shares Purchased	Shares that May
		Average	as Part of Publicly	Yet be Purchased
	Total Value of	Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs
10/30/10-11/26/10	$1,792,820	$29.78	$1,792,820	$9,911,046
11/27/10-12/31/10	—	—	—	9,911,046
1/1/11-1/28/11	—	—	—	9,911,046

Total	$1,792,820	$29.78	$1,792,820	$9,911,046

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not Applicable
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION.
Not Applicable

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
10.1	$45.0 Million unsecured Line of Credit Note between Bob Evans Farms, Inc. and JPMorgan Chase Bank, N.A. dated December 1, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2010 (File No. 0-01667)

10.2	Reaffirmation of Guaranty between Bob Evans Farms, Inc. and JPMorgan Chase Bank, N.A., dated December 1, 2010	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2010 (File No. 0-01667)

10.3	Reaffirmation of Guaranty Agreement between Mimi’s Café LLC and JPMorgan Chase Bank, N.A., dated December 1, 2010	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2010 (File No. 0-01667)

21	Subsidiaries of the Registrant as of January 1, 2011	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be furnished and not filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.

By:	/s/ Steven A. Davis
Steven A. Davis

Chairman and Chief Executive Officer

(Principal Executive Officer)

By:	/s/ Richard B. Green
Richard B. Green[1]

Chief Risk and Compliance Officer

(Principal Financial Officer)
March 9, 2011
Date

[1]	Mr. Green also served as Interim Chief Financial Officer during the Company’s third fiscal quarter ended January 28, 2011.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated March 9, 2011
Bob Evans Farms, Inc.

Exhibit No.	Description	Location
10.1	$45.0 Million unsecured Line of Credit Note between Bob Evans Farms, Inc. and JPMorgan Chase Bank, N.A. dated December 1, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2010 (File No. 0-01667)

10.2	Reaffirmation of Guaranty between Bob Evans Farms, Inc. and JPMorgan Chase Bank, N.A., dated December 1, 2010	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2010 (File No. 0-01667)

10.3	Reaffirmation of Guaranty Agreement between Mimi’s Café LLC and JPMorgan Chase Bank, N.A., dated December 1, 2010	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2010 (File No. 0-01667)

21	Subsidiaries of the Registrant as of January 1, 2011	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be furnished and not filed herewith.