Form 10-K
period 2011-04-29
EVANS BOB FARMS INC
filed 2011-06-28
CIK 33769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 29, 2011
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
                                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 29, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $849,716,939 based on the closing sale price as reported on the NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 24, 2011

Common Stock, $.01 par value per share	30,349,193 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 23, 2011	Part III

PART I

Item 1.	Business.

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

The following terms used herein are registered trademarks or service marks of Bob Evans: BE Mail®, Bob Evans®, Bob Evans Restaurants®, Bob Evans Special Touch®, Best Brand Builderssm, Mimi’s®, Mimi’s Café®, Owens®, Bob Evans Oven Bake®, and Taste of the Farm®, Farm Fresh Goodness®, Come Enjoy a Taste of France®, Just Enough®, and SWH Custom Foods®.

Background

We are a full-service restaurant company that operates two distinct restaurant concepts — Bob Evans Restaurants and Mimi’s Cafés. We also own and operate BEF Foods, Inc. (“BEF Foods”), a leading producer and distributor of pork sausage and complementary homestyle convenience food items. Our business began in 1948 when our founder, Bob Evans, began making sausage on his southeastern Ohio farm to serve at his 12-stool diner. Our business grew from there, and we became a publicly traded company in 1963. Our current company was incorporated in Delaware in 1985 as the successor to the original company, which was incorporated in Ohio in 1957. We expanded our business by acquiring Owens Foods, Inc. (then known as Owens Country Sausage, Inc.) in 1987 and SWH Corporation, which does business as Mimi’s Café, in July 2004.

We have a 52 or 53-week fiscal year that ends on the last Friday in April. When we refer to fiscal 2011, fiscal 2010 and fiscal 2009, we are referring to our fiscal years that ended on April 29, 2011, April 30, 2010, and April 24, 2009, respectively. All years presented were comprised of 52 weeks, except fiscal 2010, which had 53 weeks.

The following table contains information regarding revenues, operating profit and identifiable assets of our restaurant business and food products business for each of our last three fiscal years. Please note that certain prior year amounts have been reclassified to conform to the fiscal 2011 classification.

	Fiscal Year
	2011	2010	2009
	(Dollars in thousands)

Net Sales:
Restaurant Operations	$1,356,933	$1,411,092	$1,439,090
Food Products	333,606	327,674	327,153

	1,690,539	1,738,766	1,766,243
Intersegment Sales of Food Products	(13,633)	(11,962)	(15,731)

Total	$1,676,906	$1,726,804	$1,750,512

Operating Income:
Restaurant Operations	$65,769	$85,144	$12,796
Food Products	22,771	21,270	15,571

Total	$88,540	$106,414	$28,367

Identifiable Assets:
Restaurant Operations	$963,910	$958,043	$1,021,342
Food Products	91,931	116,639	117,907

	1,055,841	1,074,682	1,139,249
General corporate assets	38,480	34,207	27,148

Total	$1,094,321	$1,108,889	$1,166,397

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

3. Improve Margins With an Eye on Customer Satisfaction — We must keep our customers satisfied with high-quality products and service while improving our long-term profitability. This involves using effective systems and processes to deliver margin improvements, such as our restaurant labor management systems and lean manufacturing initiatives in our food products segment. We must control our “controllables,” such as food costs, yields and waste.

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

Our Restaurant Concepts

As of April 29, 2011, we owned and operated 563 Bob Evans Restaurants and 145 Mimi’s Cafés, with no franchising. Through our two restaurant concepts, we offer our customers a unique dining experience by serving a variety of high-quality, reasonably priced breakfast, lunch and dinner items in family-friendly settings.

Bob Evans Restaurants

Our vision for Bob Evans Restaurants is to be nationally recognized as a premier restaurant company in all markets in which we compete. Our mission is to be our customers’ favorite restaurant by giving them our BEST (Bob Evans Special Touch)...one customer at a time. Bob Evans Restaurants are founded on quality, homestyle food and friendly service. Bob Evans Restaurants feature “farm fresh goodness that brings families together,” including a wide variety of comfort foods inspired by our homestead heritage, such as Bob Evans sausage gravy and chicken pot pie. We want our customers to always feel right at home with us, so we “treat strangers like friends and friends like family.”

Breakfast entrées are served all day and feature traditional favorites such as sausage, bacon, eggs and hotcakes, as well as specialty offerings like crepes and Biscuit Bowls. We also offer a wide variety of lunch and dinner entrées, including a full line-up of Big Farm Salads and signature dinner items, such as country fried steak and slow-roasted turkey. During fiscal 2011, we added a number of new items to our menu from our innovation pipeline, including several varieties of our Big Farm Burgers. We also offer a “Fit from the Farm” menu to provide guests who are following a 2,000 calorie daily diet with the option of eating three balanced meals a day at Bob Evans Restaurants.

Bob Evans Restaurants feature an inviting atmosphere inspired by our Ohio farm heritage. The atmosphere evokes images of a classic, timeless country home. Most traditional Bob Evans Restaurants range in size from approximately 3,600 to 6,500 square feet while our larger Bob Evans Restaurants & General Stores are approximately 9,800 square feet, with an approximate average of 150 seats. In fiscal 2011, it cost approximately $2.3 million to build a new stand-alone Bob Evans Restaurant, including the land. We are in the process of implementing a remodeling program for our all of our existing restaurants that is based upon our latest prototype, as discussed in more detail in “Restaurant Locations and Expansion” below.

We believe our Bob Evans Restaurants draw people who want a wholesome meal at a fair price in an alcohol-free, family-friendly atmosphere. Our average annual store sales were $1.7 million per Bob Evans Restaurant in fiscal 2011. Average per-guest checks for fiscal 2011 for breakfast, lunch and dinner were $8.21, $8.46 and $8.71, respectively, for an average of $8.45 for all day parts. Depending on each location’s business patterns, Bob Evans Restaurants are generally open from 6 a.m. or 7 a.m. until 9 p.m. or 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday at some locations. During fiscal 2011, breakfast, lunch and dinner accounted for 33 percent, 37 percent and 30 percent, respectively, of total Bob Evans Restaurant revenue. Weekend sales accounted for approximately 40 percent of a typical week’s revenue during fiscal 2011.

We aim to “Consistently Drive Sales Growth” by continuing to implement strategies to build Bob Evans Restaurants’ carryout sales. We have increased marketing of our carryout offerings, including our family meals, catering menu and take-home holiday family feasts. We also introduced on-line ordering for Bob Evans Restaurants during fiscal 2011, which we believe fostered growth in our carryout business. During fiscal 2011, Bob Evans Restaurants’ off-premise business (i.e., carryout and catering) accounted for approximately 9.6 percent of the concept’s total revenues. We will continue to focus efforts on increasing our carryout and catering business in fiscal 2012.

We offer retail gifts, food items and other novelties for sale on a limited basis in the retail areas located inside most of our traditional Bob Evans Restaurants and on a much larger scale in our seven Bob Evans Restaurants & General Stores. We continue to improve our selection of retail products by offering more food and other branded items consistent with our brand positioning and homestead heritage.

Mimi’s Cafés

Mimi’s is a “neighborhood bistro inspired by France” where our guests can “Come Enjoy a Taste of France.” Mimi’s colorful French-cottage themed buildings offer guests a place to enjoy the charm, flavors and simple joys of a cozy neighborhood bistro where the conversation and wine flow easily, at their pace. Mimi’s combines elements of an upscale casual experience with broad everyday appeal. The cuisine has a touch of “gourmet Francais,” featuring breakfasts, lunches and dinners inspired by the fresh, seasonal dishes and effortless style of the French Countryside. The menu includes a variety of cuisine categories, including:

•	“Café Classics” featuring signature items such as our Chicken Pot Pie and Oven Fresh Pot Roast;

•	“Gourmet Francais” featuring French-inspired dishes such as quiches, Roasted Chicken Crepes and Chicken Cordon Bleu; and

•	“Just Enough” featuring deliciously satisfying entrees in smaller portions, including a salad or cup of soup and a small dessert.

We believe that Mimi’s high-quality food, broad menu, exceptional service, unique atmosphere and affordable average check make the concept attractive to a broad demographic range. We believe the concept is particularly appealing to women, and we are focusing Mimi’s menu, atmosphere and marketing to attract more female guests.

All Mimi’s restaurants offer a selection of high-quality beer and wine. Over the past few years, we have upgraded many of the beer/wine licenses to full liquor licenses to satisfy guest demand for distilled spirits, and in turn, increase alcohol sales and boost profit margins. During fiscal 2011, we upgraded nine Mimi’s to full liquor licenses, bringing the total number of Mimi’s with full liquor licenses to 126 at the end of fiscal 2011. We plan to continue our efforts to increase alcohol sales at Mimi’s during fiscal 2012 through enhanced beverage offerings and promotional programs such as “wine flights.”

Mimi’s restaurants are visually appealing and resemble a French country home with dormer windows, gabled roofs, stone walls and bright awnings. The interior of each restaurant, inspired by French bistros, incorporates gold walls, burgundy accents, red leather and brass railings to create ambiance. Each restaurant contains distinct dining environments that provide our guests with a variety of dining atmospheres, including the:

•	Garden Room, a welcoming room reminiscent of al fresco dining in a rustic Provencal village, featuring rough-hewn wood beams, quaint country shutters, exposed brick and high ceilings;

•	Wine Room, which inspired by Paris and the surrounding countryside, featuring tall leather booths, exposed beams, large windows and a collection of wine bottles on the walls;

•	Bistro Room, with soft lighting, beaded lamps, and curvy booths similar to French bistros; and

•	Le Bar, an inviting space to meet friends or enjoy a glass of wine, featuring dark wood and muted lighting.

Most Mimi’s restaurants range in size from 6,000 to 7,000 square feet. The current prototype is an approximately 6,500 to 6,800 square-foot building with an approximate average of 240 seats. In fiscal 2010, it cost approximately $2.8 million to build a new Mimi’s, excluding the land. We did not build any new Mimi’s in fiscal 2011.

Mimi’s average annual unit sales in fiscal 2011 were approximately $2.7 million. Average per-guest checks for fiscal 2011 for breakfast, lunch and dinner were $10.08, $10.75 and $12.87, respectively, for an average of $11.27 for all day parts. Sales of alcoholic beverages accounted for approximately 4 percent of Mimi’s sales in fiscal 2011. Mimi’s is open from 7 a.m. to 11 p.m., with breakfast being served all day. During fiscal 2011, breakfast, lunch and dinner accounted for approximately 22 percent, 41 percent and 37 percent, respectively, of Mimi’s total revenue. Weekend sales accounted for approximately 38 percent of a typical week’s revenue during fiscal 2011.

We aim to “Consistently Drive Sales Growth” by continuing to implement strategies to build Mimi’s carryout sales. We have increased marketing of our carryout offerings, including our take-home holiday family feasts. During fiscal 2011, Mimi’s implemented an improved on-line ordering system to drive carryout sales. Mimi’s carryout and catering business accounted for approximately 4 percent of the concept’s total fiscal 2011 revenues.

We own and operate SWH Custom Foods, an approximately 25,000 square-foot prep kitchen in Fullerton, California, that prepares signature muffin mixes, dressings, sauces and soups for Mimi’s, Bob Evans Restaurants and some third-party restaurants. By producing approximately 40 to 45 different items, SWH Custom Foods allows Mimi’s to maintain a consistent flavor profile and efficiently produce an extensive menu of freshly prepared, high-quality items.

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

At Bob Evans Restaurants, “we treat strangers like friends and friends like family.” Each Bob Evans Restaurant employs approximately 50 to 90 hourly employees, and is led by a general manager, and two to three assistant managers, depending on the size, location and sales volume of the restaurant. Bob Evans Restaurant general managers report to an area coach who oversees approximately eight restaurants. The area coaches report to a vice president — head coach or a region coach. Each vice president — head coach is responsible for approximately 14 area coaches, whereas each region coach is responsible for approximately seven area coaches. Bob Evans Restaurants are visited regularly by all levels of management to ensure they are functioning well and adhering to the concept’s standards.

Mimi’s complements fine food with service that emphasizes our high standards, core values and attention to detail. Each Mimi’s employs an average of 70 hourly employees, and is led by general manager and typically one to two assistant managers, depending on the size, location and sales volume of the restaurant. One assistant manager at each restaurant has been designated as a “sales manager” who is dedicated to “Consistently Driving Sales Growth” by driving sales of beverages, appetizers and desserts, as well as promoting sales programs such as carryout, catering, take-home holiday feasts and gift cards. Each Mimi’s also has a kitchen manager who is responsible for leading kitchen operations, including managing food preparation and ensuring menu items meet Mimi’s operational and quality standards. Mimi’s general managers report to an area coach who oversees approximately five to nine restaurants or an area coach designate who oversees approximately four restaurants. The area coaches and area coach designates report to a region coach who is responsible for an average of 48 restaurants. The region coaches in turn report to Mimi’s vice president of operations.

During fiscal 2011, we “Improved Margins with an Eye on Customer Satisfaction” by continuing to aggressively manage labor and food costs. We eliminated approximately 1.8 million labor hours from the restaurant segment during fiscal 2011 while improving our guest loyalty index scores at both concepts. Bob Evans Restaurants and Mimi’s eliminated approximately 956,000 and 875,000 labor hours, respectively, by improving labor forecasting and scheduling. Additionally, we completed the deployment of an actual versus theoretical food cost program at both concepts to help manage food costs.

Restaurant Locations and Expansion

As of April 29, 2011, Bob Evans Restaurants (including Bob Evans Restaurants and General Stores) were located in 18 states, primarily in the Midwest, mid-Atlantic and Southeast, and Mimi’s Cafés were located in 24 states, primarily in California and other western states. The following table sets forth the number, concept and location of our restaurants as of the end of fiscal 2011:

Restaurants in Operation at April 29, 2011

	Bob Evans	Mimi’s	Total
	Restaurants	Cafés	Restaurants

Alabama		1	1
Arizona		12	12
Arkansas		2	2
California		57	57
Colorado		8	8
Delaware	7		7
Florida	51	11	62
Georgia		2	2
Illinois	16	3	19
Indiana	59		59
Iowa		1	1
Kansas	3	2	5
Kentucky	23	1	24
Maryland	28	3	31
Michigan	51		51
Missouri	23	2	25
Nebraska		1	1
Nevada		5	5
New Jersey	3		3
New Mexico		1	1
New York	8		8
North Carolina	7	5	12
Ohio	192	3	195
Oklahoma		2	2
Pennsylvania	38		38
South Carolina	4	1	5
Tennessee	3	3	6
Texas		11	11
Utah		4	4
Virginia	17	4	21
West Virginia	30		30

TOTAL	563	145	708

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

We use a site selection process for each restaurant concept that includes a detailed evaluation of factors such as population density, household income in the area, competition, the site’s visibility and traffic patterns, accessibility and proximity to retail centers, and the demographics of potential guests.

We have slowed the expansion of Bob Evans Restaurants over the past several years, but we are starting to open some new restaurants while remodeling our existing locations. In fiscal 2011, we opened two new Bob Evans Restaurants, compared to none in fiscal 2010 and one in fiscal 2009. During fiscal 2012, we plan to build six new Bob Evans Restaurants. These new restaurants will be located in high-traffic retail areas or near major interstate highways located in or near existing markets to deepen the concept’s penetration in successful trade areas and to expand into contiguous trade areas.

Historically, we have located Mimi’s in convenient, high-traffic areas in new and existing regional markets that we believe will support the concept. The casual dining segment has been hit particularly hard by the economic recession, and we have significantly reduced our development plans for Mimi’s. During fiscal 2011, we did not open any new Mimi’s, compared to two in fiscal 2010 and 12 in fiscal 2009. The reduction in development is largely due to the ongoing economic recession and Mimi’s prolonged negative same-store sales performance. Currently, we do not believe that our average new store volumes generate a level of return on our development costs that justifies significant expansion of Mimi’s. We do not intend to substantially increase the construction of new Mimi’s until the economy improves and we are able to improve “restaurant level economics” by increasing our sales, lowering our labor, purchasing and construction costs, and increasing our margins and profitability. As a result, we do not plan to open any new Mimi’s in fiscal 2012.

We continually assess all of our existing restaurants under a program to determine whether any restaurants should be (1) rebuilt, (2) relocated, (3) remodeled or (4) retired. During fiscal 2011, we retired eight underperforming Bob Evans Restaurants and one Mimi’s. We believe these closures strengthened our restaurant portfolio by improving overall returns and freeing up resources for other uses, including the “Farm-Fresh Refresh” remodel program for Bob Evans Restaurants described below.

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

We believe we must innovate and change the way people think about Bob Evans Restaurants by ensuring that the concept is relevant to our family-first growth target. During fiscal 2011, we rebuilt two existing Bob Evans Restaurants and remodeled 33 restaurants, including 28 in the Dayton, Ohio market. These restaurants are part of Bob Evans Restaurants’ new “Farm-Fresh Refresh” program, which provides the restaurants with a contemporary look and feel to enhance the guest experience. The new and remodeled restaurants feature a fresher, brighter color scheme, a new “Taste of the Farm” bakery, a dedicated carryout area, gift card displays, a redesigned retail area, and a mural depicting the heritage of the Bob Evans brand. During fiscal 2012, we plan to expand the Farm-Fresh Refresh remodel program to 56 restaurants, including 44 restaurants in the Detroit, Michigan and Toledo, Ohio markets.

During fiscal 2011, we remodeled three Mimi’s in Arizona. The remodeled restaurants are aimed to revitalize and reposition the concept. The remodeled Mimi’s feature: an enhanced bar area; a new color palette; updated décor inspired by French bistros; a dedicated carryout area; and a bakery featuring Mimi’s signature muffins and other freshly-baked pastries. We are still evaluating the performance of the remodeled Mimi’s in Arizona, and have not announced plans to remodel any Mimi’s in fiscal 2012.

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

Our restaurant operating margins are subject to changes in the price and availability of food commodities. Prices for many of the food and other commodities we buy for our restaurants increased significantly during fiscal 2011, and we expect more increases during fiscal 2012. Our operating margins are also affected by changes in the price of utilities, such as natural gas upon which many of our restaurants depend for their energy supply.

To help control costs and obtain competitive prices, our supply chain team negotiates directly with our suppliers and occasionally uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. Additionally, we purchase products in bulk for our food products operations and negotiate volume discounts with suppliers. We continue to consolidate our purchasing activities for the entire company. This allows us to leverage the combined purchasing power of both restaurant concepts and BEF Foods (our retail food products business). As part of this effort, we use competitive bidding and reverse on-line auctions for certain products and services.

BEF Foods manufactures sausage products for both of our restaurant concepts, which are distributed to our restaurants by third parties. Third parties distribute food and inventory items to our restaurants twice a week, on average. Our distributors purchase products from the suppliers we specify, at the prices we negotiate, and distribute them to our restaurants on a cost-plus basis. Produce, breads and dairy items are sometimes delivered to restaurants more frequently and/or obtained from local suppliers to ensure freshness.

SWH Custom Foods (Mimi’s in-house prep kitchen) prepares muffin mixes, dressings, sauces and soups for all Mimi’s, and a limited number of items for Bob Evans Restaurants. These items and other products are distributed to our restaurants by third parties approximately twice per week.

During fiscal 2010, we undertook an extensive review of our restaurant distribution system in an effort to: optimize our distribution efficiency for both restaurant concepts; manage our restaurant distribution risk; combine the location of products for both restaurant concepts in the same distribution centers; and identify distribution partners capable of providing opportunities for additional efficiencies. We solicited and reviewed bids from a number of distributors to service our entire restaurant system. As a result of this process, we selected Gordon Food Service, Inc. (“GFS”) and Meadowbrook Meat Company, Inc. (“MBM”) as our restaurant distributors and implemented their services in fiscal 2011. Distribution services to our restaurants are now divided geographically, with GFS servicing our restaurants in the Eastern half, and MBM servicing our restaurants in the Western half, of the United States. As a result of our distribution system changes, we believe we have improved distribution efficiency, attained consistent pricing for both restaurant concepts, and lowered costs as we leverage the combined volume of both restaurant concepts. Although only two distributors furnish the majority of inventory items to our restaurants, we believe other distributors can readily provide this inventory. We have not experienced any material or continued shortage of the products distributed by any third parties. Please see Item 1A — Risk Factors — Our restaurant business is dependent on timely delivery of fresh ingredients by our suppliers and distributors” for more information.

Sources and Availability of Raw Materials

Menu mix in the restaurant business is varied enough that raw materials historically have been readily available. However, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. During fiscal 2011, we experienced shortages of some produce items such as tomatoes due to extreme weather conditions in critical growing areas. We believe that all essential food products will continue to be generally available from our existing suppliers or, upon short notice, can be obtained from other qualified suppliers. Due to the rapid turnover of perishable food items, our restaurants maintain inventories with a modest aggregate dollar value in relation to revenues.

Advertising and Marketing

We spent approximately $33 million on restaurant advertising and marketing during fiscal 2011, including approximately $28 million for Bob Evans Restaurants and $5 million for Mimi’s. Most of our advertising budget was spent on television, radio, print and outdoor advertising for Bob Evans Restaurants. We focus our advertisements on new Bob Evans Restaurant menu items and the concept’s position as offering “farm fresh goodness that brings families together.” Our fiscal 2011 advertising campaigns featured new menu offerings, such as our Big Farm Burgers and our “10 under $20.00” family meals. We also remained focused on our digital marketing efforts by utilizing BE Mail, Facebook and Twitter, as well as the Bob Evans Web site. We also distribute coupons and support in-store merchandising, menus, kids’ marketing programs, and local store marketing. For example, we support the openings of new and rebuilt stores with a special “Rise and Shine” grand opening celebration attended by members of our Bob Evans Restaurant leadership team.

Traditionally, Mimi’s relied on word-of-mouth and local store marketing rather than traditional advertising media. We have expanded Mimi’s marketing efforts to include more in-store merchandising, and targeted mailings. Digital media is an important aspect of Mimi’s marketing efforts, including use of Facebook, Twitter, the Mimi’s Café Web site, and the Mimi’s Café E-Club, which has grown to more than 830,000 members as of the end of fiscal 2011.

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

In order to keep our menus fresh and appealing to our guests’ taste preferences, our product development is concentrated on creating appealing menu offerings that are consistent with the positioning of each brand, as well as quality enhancements to some of our best-selling items. Product development for Bob Evans Restaurants focuses on homestyle offerings with a unique Bob Evans twist, whereas Mimi’s develops products made with freshly prepared items consistent with its French bistro-inspired positioning.

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

BEF Foods — Retail Food Product Operations

Our vision for BEF Foods is to be a BEST in class food business with a portfolio of convenient meal solutions that meet consumer needs driven by innovation and strong retail partnerships. We offer a wide variety of quality, homestyle food products to retail and foodservice customers. We sell our retail food products under the Bob Evans and Owens brand names. We believe our food products provide “farm fresh goodness” and convenient meal solutions that uphold our high-quality standards. Our food products include approximately 100 varieties of branded fresh, smoked and fully cooked pork sausage and hickory-smoked bacon products. We also offer over 50 complementary, convenience food items in the refrigerated and frozen areas of grocery stores such as mashed potatoes, macaroni and cheese, microwaveable sandwiches and slow-roasted main dish entrées.

During fiscal 2011, we introduced approximately 25 new retail food products, including many varieties of Bob Evans Oven Bake side dishes, sausage patties for grilling, and dinner gravies. Our refrigerated mashed potatoes and macaroni and cheese side dishes continue to grow as a percentage of our food products volume. We will continue to “Consistently Drive Sales Growth” through new product development and enhancing existing items to address changing consumer demands.

Production

We produce food products in our six manufacturing facilities. We produce fresh sausage products at our plants located in Hillsdale, Michigan, Richardson, Texas and Xenia, Ohio. Our Sulphur Springs, Texas, Bidwell, Ohio, and Springfield, Ohio, plants produce ready-to-eat products, such as sandwiches, soups and gravies. We also operate a distribution center in Springfield, Ohio.

We have made efforts to “Increase Returns on Invested Capital” by implementing a plant rationalization program to ensure we are operating efficiently and are positioned for future growth. The program is geared to identify operational gaps and opportunities to improve production efficiencies. As a part of this program, we closed our fresh sausage plant in Galva, Illinois and the fresh sausage production portion of our Bidwell, Ohio plant in fiscal 2011. These closures were necessary to eliminate excess sausage manufacturing capacity resulting from diminishing supply in the live sow market, rising sow prices and decreasing sales volume in the sausage category.

We strive to “Be the BEST at Operations Execution” by always focusing on food safety. We follow a Hazard Analysis and Critical Control Points (“HACCP”) program at each of our manufacturing plants. HACCP is a comprehensive system developed in conjunction with government agencies to prevent food safety problems by addressing physical, chemical and biological hazards. We use HACCP to identify potential safety hazards so that key actions can be taken to reduce or eliminate risks during production. We also have a team dedicated to food safety and quality assurance. During fiscal 2010, all of our manufacturing plants and our Springfield, Ohio distribution center earned certification through the British Retail Consortium Global Standard for Food Safety.

We use third parties to manufacture or “co-pack” all of the Bob Evans and Owens products that are not produced in our own facilities. These co-packed items include our mashed potatoes, macaroni and cheese, and some meat items. At the end of fiscal 2011, we used approximately 25 third parties to manufacture food products for us.

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

Although our Bob Evans brand mashed potatoes are only available on a limited basis in some parts of the country, we believe it is the leading brand of refrigerated mashed potatoes in the United States. Our goal is to “Consistently Drive Sales Growth” by leveraging our strong share position to secure additional retail store business and gain more market penetration. We also believe strong brand awareness is critical in maintaining and securing valuable retail shelf space and will provide a strong platform for introducing product line extensions and new products.

Our sales force, which consists of our national account teams and third party food brokers, sells our food products to a number of leading national and regional retail chains. A relatively small number of customers accounts for a large percentage of our sales. For fiscal 2011, our largest 10 accounts represented approximately 76 percent of our total food products sales, with Wal-Mart Stores, Inc. (and its affiliates) and The Kroger Co. each accounting for over 10 percent of our food products segment sales. As part of our effort to “Win Together as a Team,” we maintain national account teams to address the needs of our key retailers on a long-term basis.

We continue to devote time and effort on sales of our products to foodservice customers (i.e., third party restaurants, schools and other commercial buyers). In fiscal 2011, sales to foodservice customers accounted for approximately 8 percent of our food products business. Items for our foodservice customers are made to their specifications and include sausage, sausage gravy and breakfast sandwiches. Although foodservice represents only a small portion of our food products sales, it provides us with incremental volume in our production plants, as well as an opportunity for future growth.

We sell a variety of products to food brokers who in turn supply the U.S. military, including convenience food items and sausage. Products sold to the military represented less than one percent of our food products volume in fiscal 2011.

We sell our grilling sausage, side dish and frozen breakfast items in the Ontario, Canada area, and some of our Owens brand products are sold in parts of Mexico. Less than one percent of our fiscal 2011 revenue is attributable to sales of our food products in Canada or Mexico.

Distribution

We currently supply our customers by shipping products directly to their warehouses for further distribution by the customers to their retail stores. In the past, we supplied customers through our direct-store delivery system, in which members of our route-sales team periodically called on retail stores to purchase products off a delivery truck. During fiscal 2010, we completed the conversion of our direct-store-delivery system to a warehouse system. Although the conversion to a warehouse system initially resulted in some severance costs and higher slotting fees, it has resulted in a lower cost structure and increased points of distribution. We also distribute our products through food wholesalers and distributors who primarily service smaller, independent grocers.

At the end of fiscal 2011, Bob Evans and Owens brand products were available for purchase in grocery stores in all 50 states, the District of Columbia, and the Ontario, Canada area. Our Owens brand products were available for purchase primarily in Oklahoma and Texas. Several of our Owens brand products were also available in parts of Mexico through H.E. Butt Grocery Company (dba HEB Grocery Stores).

We continue to work with retailers in states where there is an opportunity to distribute our products. We will explore expansion prospects with retailers to profitably increase points of distribution. During fiscal 2011, we added nearly 700 new item authorizations (i.e., orders from customers for products they have not ordered from us before).

Sources and Availability of Raw Materials

The most important raw material used in our food products business is live sows, which we depend upon to produce our pork sausage products. We procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in many states and Canada. The live sow market is highly cyclical in terms of the number of sows available and the current market price. A significant contraction in the live sow market began during fiscal 2010, and we believe that the sow herd is at its lowest level since the early 1900’s. The live sow market is also dependent upon supply and demand for pork products, as well as corn and soybean meal prices (the major food supply for sows), weather and farmers’ access to capital. In fiscal 2012, we believe BEF Foods will continue to be challenged by sow costs that are significantly higher than historical averages, as well as limited supplies of sows. To date, we have not experienced any significant or prolonged difficulty in procuring live sows. We have not traditionally contracted in advance for the purchase of live sows, although we have done so in limited quantities from time-to-time. We have, however, entered into some contracts with regard to the purchase of live sows in which we have agreed to accept a specific number of truck loads per week with pricing based on the current market price plus yield premiums.

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

Advertising and Marketing

During fiscal 2011, we spent approximately $8.6 million advertising our food products, excluding coupon and trade promotion marketing costs. Our food products marketing programs consist of advertising, consumer promotions and trade promotions. Our advertising activities include television, radio, newspaper and magazine advertisements aimed at increasing brand awareness and building consumer loyalty. Consumer promotions include the distribution of recipes featuring our products and targeted coupons designed to attract new customers and increase the frequency of purchases. Our trade promotions are aimed at providing retail display support and securing additional shelf space. During fiscal 2011, we continued to “Win Together as a Team” and “Consistently Drive Sales Growth” through joint marketing programs to support both Bob Evans Restaurants and BEF Foods.

Competition

The food products business is highly competitive and is affected by changes in the public’s eating habits and preferences, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry are the quality, flavor and value of the food products offered, advertising and name brand awareness. We believe that we compete favorably with respect to each of these factors. Our competitors include well-established national, regional and local producers and wholesalers of similar products, some of whom have substantially greater financial, marketing and other resources than we have. We also face growing competition from private label sausage products and side dishes. With respect to our sausage products, our major competitors include the sausage products of Johnsonville Sausage LLC and the Sara Lee Corporation (i.e., Jimmy Dean brand). We believe that sales of our sausage and mashed potato products constitute a significant portion of sales of comparable products in the majority of our core markets.

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

Trademarks and Service Marks

We have registered trademarks and service marks, including the marks “Bob Evans®” and “Mimi’s Cafe®” for our restaurant business, “Bob Evans®” and “Owens®” for BEF Foods, and “SWH Custom Foods®” for our prep kitchen services, as well as the Bob Evans and Mimi’s Café logos. We maintain a registration program for our marks with the United States Patent and Trademark Office and in certain foreign countries. In order to better protect our brands, we have also registered our ownership of the Internet domain names “www.bobevans.com,” “www.mimiscafe.com.” “beffoods.com,” and “bobevansfoods.com.” We believe that our trademarks, service marks, proprietary recipes and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts and BEF Foods. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concepts. It may be difficult for us to prevent others from copying elements of our restaurant concepts and food products, and any litigation to enforce our rights would likely be costly.

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

Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wage, meal and rest breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence, paid “sick days” or other paid time off, mandated health benefits for all employees or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and food products operations. Minimum wage increases in many states in which we operated during fiscal 2011 affected the profitability of our restaurants and led to increased menu prices. Various proposals that would require employers to provide paid time off for all of their employees are considered from time-to-time in Congress and various states.

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

There have been a number of federal, state and local proposals and regulations to require restaurants to provide nutritional information on menus and/or require that restaurants label menus with the country of origin of meal ingredients. For example, Mimi’s located in California are subject to a state-wide menu labeling law that became effective on July 1, 2009, and our Bob Evans Restaurant located in Montgomery County, Maryland is subject to a menu-labeling law that became effective on July 1, 2010. The national health care reform legislation enacted on March 23, 2010, contains provisions that require restaurants with 20 or more locations to post calorie information on menus and additional nutritional information in writing at the restaurant. The FDA released Proposed

Regulations implementing this legislation on April 6, 2011. At present, the FDA expects to release Final Regulations prior to December 31, 2011. The Final Regulations will specify when the FDA will commence enforcement of the Final Regulations. Although the new federal legislation preempts the legislation already enacted in California, Montgomery County, Maryland, and other state and local jurisdictions (e.g., Maine, Massachusetts, New Jersey, Oregon, New York City and Philadelphia), some of these jurisdictions are requiring compliance with their regulations until the FDA begins enforcing the federal regulations. We are concerned that these menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. However, we support the implementation of uniform standards across the United States by the FDA, rather than a state-by-state and locality-by-locality approach.

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

Our restaurants and manufacturing plants must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related state statutes. The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state laws, when constructing new restaurants and facilities or undertaking significant remodeling of existing restaurants and facilities, we must make them more readily accessible to people with disabilities. We also must make reasonable accommodations for the employment of people with disabilities. The ADA was amended recently to significantly expand the categories of individuals who are deemed to have disabilities.

Alcoholic beverage control regulations require each Mimi’s to apply to a state authority and, in certain locations, county and municipal authorities for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of Mimi’s, including the minimum ages of patrons and employees, employee alcoholic beverage training, hours of operation, advertising, wholesale purchasing, inventory control and the handling, storage and dispensing of alcoholic beverages.

Mimi’s located in certain states may be subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person with the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We train Mimi’s employees how to serve alcohol and we carry liquor liability coverage as part of our existing comprehensive general liability insurance. We have never been named as a defendant in a lawsuit involving “dram-shop” statutes.

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

Through our sausage manufacturing operations, our food products business is subject to the requirements of the Packers & Stockyards Act (the “P&S Act”). The general purpose of the P&S Act is to: (1) assure fair competition and fair trade practices; (2) safeguard farmers and ranchers; (3) protect consumers; and (4) protect members of the livestock, meat and poultry industries from unfair, deceptive, unjustly discriminatory and monopolistic practices. The P&S Act is administered by the Grain Inspection, Packers & Stockyards Administration (“GIPSA”), which is part of the USDA. Among other requirements, the P&S Act requires meat packers, such as BEF Foods, to be bonded, provides trust protection for producers in the event they are not paid for livestock by a meat packer, and requires that livestock producers be paid promptly by meat packers for the sale of livestock. Violations of the P&S Act may be resolved through a notice of violation, a stipulation agreement with GIPSA, administrative actions and court actions.

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

U.S. federal, state and local laws and regulations are increasingly being enacted to address concerns about the effects that carbon dioxide emissions and other identified greenhouse gases (“GHG”) may have on the environment and climate worldwide. These effects are widely referred to as “Climate Change.” In the U.S., Climate Change legislation is currently pending in Congress and, if enacted, would limit GHG emissions from covered entities through a “cap and trade” system to reduce the quantity of national GHG emissions in accordance with established goals and time lines. One or more of our food manufacturing facilities could be covered by such new legislation. There also has been recent regulatory activity relative to the regulation of GHG emissions by the U.S. Environmental Protection Agency under the Clean Air Act, including the proposed mandatory reporting of greenhouse gases rule. Additionally, several states already have taken steps to require the reduction of GHGs by certain companies and public utilities, primarily through the planned development of GHG inventories and/or regional GHG cap and trade programs. GHG emissions occur at several points across our operations, including production, transportation and processing. Our compliance with any future legislation or regulation of GHGs, if it occurs, may result in increased compliance and operating costs. It is not, however, possible at this time to predict the structure or outcome of any future legislative or regulatory efforts to address such emissions or the eventual cost to us of compliance. Based on information currently available to us, we believe that compliance with these regulations will not have a material adverse effect on us.

Employees

As of April 29, 2011, we employed 44,819 persons (full and part-time), including 43,638 persons in our restaurant business and 1,181 persons in our food products business. None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe our working conditions and compensation packages are generally comparable with those offered by our competitors. We consider overall relations with our employees to be favorable.

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

The risk factors presented below may have a material adverse affect our future operating results, financial position and cash flows. The categories listed below are for information purposes only and do not signify that any risk should or should not be included in one or more of the other categories, or that any category or risk is more significant than any other risk. In addition to the risk factors presented below, changes in general economic conditions, consumer tastes and discretionary spending patterns, demographic trends and consumer confidence in the economy, which affect consumer behavior and spending for restaurant dining occasions and retail purchases in general, may have a material adverse effect on us. Our actual results could vary significantly from any results expressed or implied by any forward-looking statements contained in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission depending upon a variety of factors, including, but not limited to, the following risks and uncertainties:

I.	STRATEGIC

Our success depends on consumer acceptance of our menu offerings, food products, prices, atmosphere and service procedures.

Our success in creating demand for our restaurant menu offerings and food products is dependent on our ability to continue to accurately predict consumer dining and taste preferences and adapt our menu and food products to trends in food consumption. If customer eating habits change significantly and we are unable to respond with appropriately priced menu offerings and food products, it could have a material adverse effect on demand for our menu offerings and food products, which would result in lost customers and a material adverse effect on our business and results of operations. Our success is also dependent upon our ability to provide outstanding customer service and to keep the atmosphere of our two restaurant concepts differentiated from our competitors, and relevant and appealing to our customers. If we change a restaurant concept or customer service technique, we may lose customers who do not prefer the changed concept or customer service technique, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make the concept or technique profitable.

Our long-term growth strategy depends on opening new restaurants. Our ability to expand our restaurant base is influenced by factors beyond our control, which may further slow restaurant expansion and impair our growth strategy.

We are pursuing a moderate and disciplined long-term growth strategy which, to be successful, will depend in large part on our ability to open new restaurants and operate those restaurants on a profitable basis. Currently, we do not believe that our average new restaurant volumes generate a level of return on our development costs that justifies significant expansion of Mimi’s, and we are just returning to new restaurant growth for Bob Evans Restaurants. We do not intend to substantially increase the construction of new restaurants until the economy improves and we are confident that we have adequately improved restaurant level economics by increasing our sales, lowering our labor, purchasing and construction costs and increasing our margins and profitability. We cannot guarantee that we will be able to achieve our expansion goals or operating results similar to those of our existing restaurants. One of our biggest challenges in meeting our long-term growth objectives will be to locate and secure an adequate supply of suitable new restaurant sites. We have experienced delays in opening some of our restaurants and may experience delays in the future. Delays or failures in opening new restaurants could have a material adverse effect on our planned long-term growth strategy.

The success of any restaurant expansion will depend upon numerous factors, many of which are beyond our control, including the following:

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

The restaurant industry is highly competitive and is affected by changes in the public’s eating habits and preferences, population trends, traffic patterns and weather conditions, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the restaurant industry include the quality and value of the menu items offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image and restaurant locations. Many of our competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources than we have, which may give them competitive advantages. We compete with many restaurant operators and other retail establishments for site locations and restaurant employees. We also compete with grocery store chains that offer cooked and prepared products for the consumer. We expect competition to intensify as our competitors expand operations in our markets and quick-service restaurant chains expand their breakfast offerings. This increased competition could have a material adverse effect on our financial position or results of operations.

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

In fiscal 2011, same-store sales at Mimi’s decreased 4.5 percent and Bob Evans Restaurants’ same-store sales decreased 1.0 percent. Our failure to achieve and maintain positive same-store sales for extended periods of time for either of our restaurant concepts would have a material adverse effect upon our business, results of operations and financial condition.

The growth of our food products sales and profits is dependent upon our ability to expand into existing and new markets.

The successful growth of BEF Foods’ business depends on our ability to add new retail customers, as well as expand the number of products sold through existing retail customers by expanding the number of our items they offer for sale. The expansion of BEF Foods’ business depends on our ability to obtain and retain large-account customers, such as grocery store chains and warehouse customers. Our failure to obtain and retain new large-account customers or maintain our relationships with existing large-account customers could have a material adverse effect on BEF Foods’ business and results of operations.

Our food products business is dependent upon a limited number of suppliers for the production of a significant number of items and relies upon a relatively small number of customers for a large percentage of its sales.

Our food products business is dependent upon a limited number of suppliers, and we have not identified secondary suppliers for food products manufactured in our plants. Our prolonged inability to provide products to fill orders in a timely manner would have an adverse effect on both our restaurant and food products businesses and our results of operations. Our food products business also relies upon a relatively small number of customers for a large percentage of its sales. For fiscal 2011, our largest 10 accounts represented approximately 76 percent of our total food products sales, with Wal-Mart Stores, Inc. (and its affiliates) and The Kroger Co. each accounting for over 10 percent of our food products segment sales. Our inability to maintain strong relationships with our key customers could result in a loss of business, which would have a material adverse effect on our food products business and our results of operations.

The financial performance and results of operations of BEF Foods could be adversely affected by availability of and price we pay for sows.

The most important raw material used to produce our pork sausage products in our food products business. We procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in many states and Canada. The live sow market is highly cyclical in terms of the number of sows available and the current market price. A significant contraction in the live sow market began during fiscal 2010, and we believe that the sow herd is at its lowest level since the early 1900’s. The live sow market is also dependent upon supply and demand for pork products, as well as corn and soybean meal prices (the major food supply for sows), weather and farmers’ access to capital. The live sow market has been extremely volatile over the past several years. Our sow costs increased 36 percent in fiscal 2011 compared to fiscal 2010.

We believe our food products segment will continue to be challenged by sow costs that are significantly higher than historical averages, as well as limited supplies of sows. We estimate our fiscal 2012 sow costs will be in the range of $60 to $65 per hundredweight, compared to $57 in fiscal 2011. Higher sow costs adversely affect BEF Foods’ profitability, and we cannot guaranty that we will be able to pass along any portion to our consumers in a timely manner or at all.

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

A majority of our Bob Evans Restaurants are located in Ohio and other parts of the Midwest, which makes us particularly sensitive to economic conditions, natural disasters, severe weather and other events in this region. We believe same-store sales at our Bob Evans Restaurants are particularly sensitive to economic conditions in the Midwest, which has been hit particularly hard by the downturn in the United States’ economy, the troubled auto industry, increased unemployment and lower home values. Nearly 250 Bob Evans Restaurants are located in Michigan and Ohio where the impact of job losses in the automotive industry (manufacturers and suppliers) could have a material adverse effect on our sales. Also, because a significant percentage of our Mimi’s are located in California, we are also particularly sensitive to events and developments in that state, such as earthquakes or other natural disasters and energy shortages. We are particularly concerned about Mimi’s sales and profit trends in California, Florida, Arizona and Nevada. These states accounted for approximately 65 percent of Mimi’s sales in fiscal 2011 and have been hit particularly hard by the downturn in the United States’ economy, sub-prime mortgage issues, increased unemployment and lower home values.

Adverse weather conditions could harm our sales and profits.

Weather conditions can adversely impact sales at our restaurants. Adverse weather conditions, such as snow and ice in the Midwest, that keep customers from dining out or going to grocery stores, result in lost opportunities for our restaurants and food products division. Adverse weather conditions may also cause shortages or interruptions in the supply of fresh meat and produce to our restaurants and hamper the distribution of our food products to grocery stores.

Our ability to align our corporate culture to adapt to evolving business changes and requirements could have a material adverse effect on us in the future.

Our results may be adversely affected if we are unable to execute on the key elements of our strategic plan to improve our delivery execution, resource utilization, and decision making processes. As with any organization with over 40,000 employees, effecting significant changes in operational regimes and corporate culture is a challenge. If we are unable to change and instill within our entire organization the appropriate operational regimes of our new corporate culture, we may not be able to gain the anticipated improvements and increase our profitability. The implementation of our strategic plan will require, among other things, expending capital, developing and adopting new technologies, recruiting talented employees and changing our corporate culture. If we are unable to successfully execute any or all of the initiatives of our strategic plan, our revenues, operating results and profitability may be adversely affected.

II.	OPERATIONS

Our business could suffer if we are the subject of negative publicity or litigation regarding allegations of food-related contaminations or illnesses.

As a multi-unit restaurant business and food products business, we can be adversely affected by complaints or litigation from consumers alleging illness, injury or other food quality, adverse health effects (including obesity) or operational concerns. Our reputation and business can also be adversely affected by negative publicity resulting from such complaints or litigation. Food-related contaminations and illnesses may be caused by a variety of food borne pathogens, such as e-coli or salmonella, from a variety of illnesses transmitted by restaurant workers, such as hepatitis, and from contamination of food by foreign substances. Contamination and food borne illness incidents could also be caused by food suppliers and distributors. As a result, we cannot control all of the potential sources of contamination or illness that can be contained in or transmitted from food. If any person becomes injured or ill, or alleges becoming injured or ill, as a result of eating our food, we may be liable for damages, be subject to governmental regulatory action and/or receive adverse publicity, regardless of whether the allegations are valid or whether we are liable, any of which could have long-lasting, negative effects on our reputation, financial position and results of operations.

Catastrophic events may disrupt our business and could adversely affect our revenues and results of operations.

We are a highly automated business and rely on our production facilities and our network infrastructure and our Web site for our development, marketing, operational, support, hosted services and sales (including on-line ordering) activities. A disruption, infiltration or failure of these systems or third party hosted services in the event of a major natural disaster, fire, power loss, telecommunications failure, cyber attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. In the past, severe weather conditions and natural disasters have caused power outages and other circumstances which have adversely affected the operations of our corporate office in Columbus, Ohio, individual food manufacturing plants, and restaurants.

BEF Foods operates six manufacturing plants. If we were forced to close or delay production at one or more of these plants due to a natural disaster or significant labor issue, we may be unable to increase production at our other plants in a timely manner, which could have a material adverse effect on our results of operations. Also, Mimi’s relies on a single site prep kitchen for preparation of substantially all of the concept’s signature muffin mixes, dressings, sauces and soups. Any temporary or permanent disruption in the operation of this facility would affect the ability of Mimi’s to serve the full range of menu offerings or require us to obtain these items from alternative sources, which could have a material adverse effect on our results of operations.

We are in the process of developing more robust disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events. A catastrophic event that results in the destruction or disruption of our data center or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

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

Our restaurant business is dependent on timely delivery of fresh ingredients by our suppliers and distributors.

Our restaurant operations are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat. The cost, availability and quality of the ingredients we use to prepare our food are subject to a variety of factors, many of which are beyond our control. Fluctuations in weather, supply and demand, the economy and political conditions could adversely affect the cost, availability and quality of our ingredients. If the variety or quality of the food we offer declines due to the lack or lower quality of our ingredients or due to interruptions in the flow of fresh ingredients, customer traffic may decline and negatively affect our sales. We have contracted with third-party distributors for the delivery of food and other products to our restaurants. If these contracts were suddenly and unexpectedly terminated, supply costs could increase and disruptions in distribution could occur during the transition to other third-party distributors.

The price and availability of food, ingredients and utilities used by our restaurants could adversely affect our revenues and results of operations.

Our business is subject to the general risks of inflation. Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, utilities, and other related costs over which we may have little control. Fluctuations in economic conditions, weather and demand, as well as natural disasters can adversely affect the availability, quality and cost of the ingredients and products that we buy. We require fresh produce, dairy products and meat, and therefore are subject to the risk that shortages or interruptions in supply of these food products could develop. Our operating margins are subject to changes in the price and availability of food commodities. For example, the profitability of our food products segment is sensitive to sow costs. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products. Our operating margins are also affected by fluctuations in the price of utilities such as natural gas, whether as a result of inflation or otherwise, on which our restaurants depend for much of their energy supply. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations. In addition, because we provide a moderately priced product, we may not seek or be able to pass along price increases to our guests sufficient to offset cost increases.

Our inability to successfully and sufficiently raise menu and food products prices to offset increased costs could result in a decline in margins.

We utilize price increases for menu offerings and food products to help offset cost increases, including increased costs for wholesale food, raw materials, distribution, minimum wages, employee benefits, construction, fuel, utility, and other costs. During fiscal 2010, we implemented menu price increases at Bob Evans Restaurants and Mimi’s Cafés to help offset operating and supply cost increases. Further federal legislation to increase the minimum wage as well as the tip credit wage we pay to certain staff members receiving guest gratuities is probable, and there may be similar increases implemented in other jurisdictions in which we operate or seek to operate. We may not be able to anticipate and react to changing costs by adjusting our purchasing practices and prices to sufficiently account for increased costs, especially further minimum wage increases at the federal and/or state level. Also, because we offer moderately priced food, we may not be able to, or we may choose not to, pass along price increases to our customers, which could have a material adverse effect on our business and results of operations.

III.  COMPLIANCE

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

•	employment laws, including minimum wage requirements, overtime pay, meal and rest break requirements, paid “sick days” or other paid time off, unemployment tax rates; discrimination laws, workers’ compensation rates and citizenship and immigration requirements;

•	national health care reform legislation that passed the U.S. Congress in March 2010 and its provisions that will require labeling on restaurant menus, menu boards, and drive-through displays;

•	permit, licensing and other regulatory requirements for the sale of food and alcoholic beverages;

•	health, safety and fire regulations;

•	zoning, land and environmental regulations;

•	sales tax;

•	food safety regulations governing the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States and Canada;

•	laws governing public access and employment for people with disabilities; and

•	state “dram shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings in our restaurants could increase our operating costs, affect consumer preferences, increase the likelihood of litigation, and negatively impact our results of operations.

We are concerned about regulations requiring restaurants to provide calorie and other nutritional information on menus and/or in our restaurants. Mimi’s located in California are subject to a state-wide menu labeling law that became effective on July 1, 2009, and our Bob Evans Restaurant located in Montgomery County, Maryland is subject to a menu-labeling law that became effective on July 1, 2010. The national health care reform legislation enacted on March 23, 2010, contains provisions that require restaurants with 20 or more locations to post calorie information on menus and additional nutritional information in writing at the restaurant. The FDA released Proposed Regulations implementing this legislation on April 6, 2011. At present, the FDA expects to release Final Regulations prior to December 31, 2011. The Final Regulations will specify when the FDA will commence enforcement of the Final Regulations. Although the new federal legislation preempts the legislation already enacted in California, Montgomery County, Maryland, and other state and local jurisdictions (e.g., Maine, Massachusetts, New Jersey, Oregon, New York City and Philadelphia), some of these jurisdictions are requiring compliance with their regulations until the FDA begins enforcing the federal regulations.

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

Consumer food preferences could be affected by health concerns about the consumption of various types of food, such as trans-fats, pork, beef and chicken. Negative publicity concerning trans-fats related to fried foods and other items, “mad cow” and “foot-and-mouth” disease relating to the consumption of beef and other meat products, “H1N1” or “swine flu” related to pork products, “avian flu” related to poultry products and the publication of government, academic or industry findings about health concerns relating to menu items served by any of our restaurants could also affect consumer food preferences. These types of health concerns and negative publicity concerning our food products may adversely affect the demand for our food and negatively impact our business and results of operations. Additionally, some government authorities are increasing regulations regarding trans-fats and sodium. We have largely eliminated artificial trans-fat from our restaurant menu offerings, and these regulations may require us to limit sodium amounts in our menu offerings and/or food products in the future. These regulations may require us to switch to higher cost ingredients and may hinder our ability to operate in certain markets.

Our business could suffer if we are the subject of increased litigation regarding personal injuries suffered on our premises, discrimination, harassment or other labor matters.

Employee and customer claims against us based on, among other things, personal injury, discrimination, harassment, wage and hour disputes or wrongful termination may divert our financial and management resources from operating our businesses. Restaurant companies have been the target of class actions and other lawsuits alleging, among other things, violation of federal and state law. Like many employers, Mimi’s has been faced with allegations of purported class-wide wage and hour violations in California, and we have taken charges related to the settlement of these cases. An unfavorable verdict or a significant settlement in a future class-action lawsuit could have a material adverse effect on our financial position, cash flows and results of operations.

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

IV.	OTHER

The global economic downturn adversely impacted our business and financial results in fiscal 2011, and a prolonged poor economy could have a material adverse effect on us in the future.

The restaurant and food products industry is dependent upon consumer discretionary spending. The global economic downturn has reduced consumer confidence to historic lows impacting the public’s ability and desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses in the financial markets, personal bankruptcies and reduced access to credit, resulting in lower levels of guest traffic in our restaurants and sales of our food products. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests and customers may have less disposable income and reduce the frequency with which they dine out or purchase our products. This is particularly the case with casual dining concepts like Mimi’s because consumers may choose more inexpensive restaurants (such as quick-service restaurants or fast casual dining) when eating outside the home. If this difficult economic situation continues for a prolonged period of time or deepens in magnitude, our business and results of operation could be materially adversely effected. This will result in spreading fixed costs across a lower level of sales, and will, in turn cause downward pressure on our profitability. This could result in restaurant or plant closures and asset impairment charges.

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

Inappropriate use of social media vehicles present new risks.

The inappropriate use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection of personal information. Negative posts or comments about us on any social networking web site could seriously damage our reputation. In addition, the disclosure of non-public company sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and achieve this information. Identifying new points of entry as social media continues to expand presents new challenges.

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

Provisions of our Certificate of Incorporation and Bylaws may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our common stock. In addition, certain provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving our company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any “interested shareholder” (as defined in the statute) for a period of three years unless certain conditions are met. In addition, our senior management is entitled to certain payments and rights upon a change in control of our Company.

If Mimi’s Café’s actual performance does not meet the forecasts contained in our five-year strategic plan, we may need to take a noncash impairment charge related to the intangible assets associated with the Mimi’s Café concept.

At April 29, 2011, we had intangible assets totaling $40.7 million on our balance sheet related to our acquisition of Mimi’s Café. Specifically, this amount includes $34.0 million for the unamortized Mimi’s Café trade name and $6.7 million for the Mimi’s Café restaurant concept, which is amortized over a 15-year life. We are required to perform annual impairment tests of our intangible assets (or more frequently if events or changes in circumstances indicate the asset might be impaired). Impairment testing of the Mimi’s Café trade name requires that we determine its fair value. If the fair value of the asset is less than its $34.0 million carrying value, an impairment charge would be recognized in an amount equal to the difference. The impairment test for the $6.7 million restaurant concept asset involves a three-step process, whereby we first consider whether indicators of impairment are present. If indicators are present, the second step is to compare the sum of the undiscounted future cash flows attributable to the asset to its carrying value. In the event that the undiscounted cash flows are less than the carrying value, the third step is to determine the fair value of the restaurant concept. If the fair value is less than its carrying value, an impairment charge would be recognized for the difference. We use the relief-from-royalty method, which is an income approach to valuation, to determine the fair values of the trade name and restaurant concept intangible assets. Using the relief-from-royalty method, the fair values are impacted by projected sales, including plans for new restaurant development and same-store sales trends.

In the fourth quarter of fiscal 2011, we completed our annual impairment tests of intangible assets. The assumptions we used for projected sales were based on our current five-year development and financial forecasts for Mimi’s Café. Using these assumptions, the fair values of the Mimi’s Café trade name and restaurant concept exceeded their carrying values, and as a result, no impairment charges were recorded. Although we believe our current plans and forecasts to be achievable, there is the potential that our actual future results could differ from these forecasts, especially given Mimi’s Café’s prolonged negative same-store sales trend. While the company identified certain underperforming restaurants that required an impairment charge during fiscal 2011, overall year-to-date results for Mimi’s Café continue to meet performance expectations. Accordingly, no impairment indicators were identified related to the Mimi’s trade name or restaurant concept as of the fourth quarter of fiscal 2011. If Mimi’s Café’s performance falls below expectations in future periods, impairment charges related to Mimi’s Café trade name and restaurant concept could arise.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following provides a brief summary of the location and general character of our principal plants and other physical properties as of April 29, 2011.

We own our principal executive offices located at 3776 S. High St., Columbus, Ohio. We also own a 937-acre farm located in Rio Grande, Ohio and a 30-acre farm located in Richardson, Texas. The two farm locations support our brand heritage and image through educational and tourist activities.

Bob Evans Restaurants

At the end of fiscal 2011, we owned the real estate for 486 of our Bob Evans Restaurants and leased the real estate for the remaining 77. The table located in Item 1 of this Annual Report on Form 10-K shows the location of all of our Bob Evans Restaurants in operation as of the end of fiscal 2011. The initial terms for the majority of our Bob Evans Restaurant leases’ are 20 years and include options to extend the terms. Additionally, we own or lease 25 closed restaurants that we intend to sell or lease in the future.

We own approximately 17 acres of improved property commonly known as the Southland Mall, located adjacent to our Bob Evans Farms corporate headquarters in Columbus, Ohio. Part of our corporate headquarters is located in this facility and we lease space in the remainder of the facility.

Mimi’s Cafés

Mimi’s corporate offices are located in Irvine, California, under a lease that expires in 2014. The SWH Custom Foods prep kitchen is located in Fullerton, California, under a lease that expires in July 2012, with one three-year renewal option and one five-year renewal option. Mimi’s also leases a décor and furnishings warehouse located in Corona, California, under a lease that expires in July 2012.

At the end of fiscal 2011, we leased the real estate for all but seven of our Mimi’s locations. The table located in Item 1 of this Annual Report on Form 10-K shows the location of all Mimi’s in operation as of the end of fiscal 2011. The initial terms for the majority of Mimi’s leases are 20 years and include options to extend the terms for up to 15 additional years.

Food Products

Our food products business has six manufacturing plants located in Hillsdale, Michigan, Bidwell, Springfield and Xenia, Ohio, and Sulphur Springs and Richardson, Texas. We also operate a distribution center in Springfield, Ohio. We own all of these properties.

During fiscal 2011, we closed a food product manufacturing plant located in Galva, Illinois. We still own this facility.

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

On October 13, 2009, a class action complaint entitled Edder Diaz and Rosolyn Gray, et al. vs. SWH Corporation d/b/a Mimi’s Café was filed in Alameda County California Superior Court. In a March 2010 amended complaint, Mr. Diaz and Ms. Gray purport to represent a class of servers, bartenders, front-of-house trainers, to-go servers, shift managers, or shift manager expeditors who are allegedly similarly situated. In a second amended complaint filed in October 2010, Mr. Diaz and Ms. Gray allege that current and former nonexempt employees working in these positions in California from July 26, 2006, to August 31, 2010 (1) were not reimbursed for certain expenses incurred in connection with the discharge of their duties, (2) were denied rest breaks and meal periods as required for nonexempt employees under California wage and hour laws, (3) were not paid minimum wage and overtime for time spent working off-the-clock during, or in connection with, a meal period, and (4) were required to pay for cash shortages. The second amended complaint seeks unspecified damages, penalties, interest and attorneys’ fees and costs.

Although we believe Mimi’s Café has complied with the California wage and hour laws at issue in the Diaz lawsuit, we elected to resolve the lawsuit voluntarily. In October 2010, we entered into a Memorandum of Understanding with the Diaz class representatives and their legal counsel to settle the lawsuit for $340,000, inclusive of payments to class members, enhancements to the class representatives, costs of administration, and plaintiffs’ attorney fees and costs related to the lawsuit. The Alameda County California Superior Court granted preliminary approval of the settlement on December 8, 2010. We recently completed the administration of class notices, and the Alameda County Superior Court granted final approval of the settlement on May 31, 2011. The Court’s final approval order rejected a portion of the class representative enhancements, saving Mimi’s Café $4,500 of the settlement amount. Settlement payments are scheduled to be distributed in or around July 2011, and a final accounting hearing is scheduled with the Court on November 14, 2011.

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

The following table sets forth the executive officers of Bob Evans Farms, Inc. and certain information regarding each executive officer as of June 24, 2011. The executive officers are appointed by and serve at the pleasure of the Board of Directors of Bob Evans Farms, Inc.

		Years of
Name	Age	Service	Background

Harvey Brownlee	49	2	President and Chief Restaurant Operations Officer since February 2009; KFC Chief Operating Officer (Yum! Brands) from 2004 to January 2009; Chief Operating Officer of Yum! Multibrand Operations from 2003 to 2004.

		Years of
Name	Age	Service	Background

Steven A. Davis	53	5	Chief Executive Officer since May 2006; President, Long John Silver’s and A&W All-American Food Restaurants (Yum! Brands), from 2002 to May 2006.
Paul F. DeSantis	47	March 2011	Chief Financial Officer, Treasurer and Assistant Corporate Secretary since March 2011; Chief Financial Officer and Treasurer of A. Schulman, Inc. 2006 to March 2011; Vice President of Finance of A. Schulman, Inc. 2003 to 2006.
Joseph R. Eulberg	53	3	Executive Vice President — Human Resources since June 2010; Senior Vice President — Human Resources March 2008 to June 2010; Executive Vice President of Human Resources, Acosta Sales and Marketing (in-store sales, marketing and service company), from March 2007 to August 2007; Senior Vice President of Human Resources, Nash-Finch Company (wholesale food distributor), from November 2003 to August 2006.
Mary L. Garceau	38	5	Vice President, General Counsel and Corporate Secretary since September 2007; Vice President, General Counsel and Assistant Secretary from July 2006 to September 2007; Attorney, Vorys, Sater, Seymour and Pease LLP, Partner from 2005 to June 2006, Associate from 1997 to 2004.
Richard B. Green	53	2	Chief Risk and Compliance Officer since February 2010; Vice President — CAO and Controller, Embarq Corporation, from May 2007 to July 2009; Vice President — Financial Planning and Decision Support, Embarq Corporation, from April 2004 — May 2007
Richard D. Hall	55	15	Executive Vice President — Supply Chain Management since September 2008; Senior Vice President — Corporate Procurement from August 2006 to September 2008; Vice President — Food Products Operations from May 1997 to April 2007.
Randall L. Hicks	51	16	President and Chief Concept Officer — Bob Evans Restaurants since February 2009; Executive Vice President — Bob Evans Restaurant Operations from 2004 to February 2009; Senior Vice President of Restaurant Operations 2003 to 2004.

		Years of
Name	Age	Service	Background

Mark A. Mears	49	April 2011	President and Chief Concept Officer, Mimi’s Café, April 2011 to present; Senior Vice President and Chief Marketing Officer, The Cheesecake Factory, 2008 — 2011; Senior Vice President, Marketing & Sales, NBC Universal, 2006 — 2008.
Edward A. Mitchell	45	2	Vice President and Corporate Controller since January 2010; Director of Corporate Accounting, Greif, Inc. from March 2005 to September 2009.
J. Michael Townsley	52	8	President — Food Products since June 2008; Executive Vice President — Food Products from November 2006 to June 2008; President and Chief Executive Officer, Owens Foods, Inc. (formerly Owens Country Sausage, Inc.), from June 2003 to November 2006.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information, Holders of Common Equity and Dividends

The information required by Item 201(a) through (c) of Regulation S-K is incorporated herein by reference to Note 8 — Quarterly Financial Data (Unaudited), to our consolidated financial statements which are included in Item 8 of this Annual Report on Form 10-K.

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

CUMULATIVE VALUE OF $100 INVESTMENT

	2006	2007	2008	2009	2010	2011
Peer Group	$100.00	$94.32	$66.67	$52.45	$83.06	$107.45
S&P 500	$100.00	$113.11	$105.72	$66.60	$90.54	$104.04
Bob Evans Farms, Inc.	$100.00	$129.28	$100.62	$89.52	$117.07	$121.88

Issuer Repurchases of Equity Securities

On May 26, 2010, the Board of Directors authorized a share repurchase program of up to $25.0 million in shares of our outstanding common stock from time-to-time on the open market or through privately negotiated transactions, depending on market conditions for fiscal 2011. During fiscal 2011, we repurchased 682,835 shares of our common stock at a total price of $19.0 million.

The following table provides information on Bob Evans’ purchases of its common stock during the three fiscal months ended April 29, 2011:

			Total Value of	Maximum Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet be Purchased
	Total Value of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs

1/29/11-2/25/11	$772,926	$30.92	$772,926	$9,138,120
2/26/11-3/25/11	2,199,784	30.54	2,199,784	6,938,336
3/26/11-4/29/11	948,722	31.02	948,722	5,989,614
Total	$3,921,432	$30.72	$3,921,432	$5,989,614

On June 14, 2011, the Board of Directors authorized a share repurchase program of up to $25.0 million in shares of our outstanding common stock from time-to-time on the open market or through privately negotiated transactions, depending on market conditions for fiscal 2012.

Item 6.	Selected Financial Data

Consolidated Financial Review
Bob Evans Farms, Inc. and Subsidiaries

	2011	2010	2009	2008	2007
	Dollars and shares in thousands, except per share amounts

Operating Results
Net sales	$1,676,906	$1,726,804	$1,750,512	$1,737,026	$1,654,460
Operating income	88,540	106,414	28,367	107,240	98,422
Income before income taxes	79,673	96,326	16,061	96,250	89,427
Income taxes	25,510	25,998	21,207	31,374	28,885
Net income (loss)	54,163	70,328	(5,146)	64,876	60,542
Earnings (loss) per share of common stock:
Basic	$1.79	$2.29	$(0.17)	$1.96	$1.68
Diluted	$1.78	$2.28	$(0.17)	$1.95	$1.66
Financial Position
Working capital	(51,507)	(116,532)	(165,545)	(255,330)	(94,490)
Property, plant and equipment — net	900,878	961,974	1,002,692	999,011	963,363
Total assets	1,094,321	1,108,889	1,166,397	1,221,907	1,196,962
Debt:
Short-term	13,571	40,905	93,904	165,404	34,000
Long-term	135,716	149,287	176,192	133,096	172,333
Stockholders’ Equity	664,110	638,157	597,706	612,625	705,231
Supplemental Information for the Year
Capital expenditures	43,987	51,266	95,985	120,955	84,242
Depreciation and amortization	83,148	83,988	81,934	77,131	74,238
Weighted-average shares outstanding:
Basic	30,332	30,775	30,744	33,065	36,105
Diluted	30,422	30,890	30,744	33,315	36,484
Cash dividends paid per share	$0.78	$0.68	$0.60	$0.56	$0.54
Common stock market closing prices:
High	$34.59	$33.61	$34.09	$39.59	$38.15
Low	$23.18	$23.38	$13.44	$24.49	$25.10
Supplemental Information at Year-End
Employees	44,819	44,086	46,495	49,149	51,092
Registered stockholders	20,675	22,659	23,608	24,302	30,969
Market price per share at closing	$31.36	$30.93	$24.97	$27.57	$37.12
Book value per share	$21.97	$21.01	$19.46	$20.01	$20.07

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. This MD&A contains forward-looking statements that set forth our expectations and anticipated results based on management’s plans and assumptions. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in this Annual Report on Form 10-K under the heading “Item 1A. Risk Factors.” The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Please refer to “Part I, Item 1. Business.” of this Form 10-K for more information regarding forward-looking statements.

As of April 29, 2011, we owned and operated 708 full-service restaurants, including 563 Bob Evans Restaurants in 18 states and 145 Mimi’s Cafés in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale.

We also produce and distribute pork sausage and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are delivered to warehouses that distribute to grocery stores throughout the United States. Revenue in the food products segment is recognized when products are shipped to our customers’ warehouses. References herein to 2012, 2011, 2010 and 2009 refer to fiscal years. All years presented are 52-week years, except for 2010, which contained 53 weeks.

General Overview

The following table reflects data for fiscal 2011, compared to the preceding two fiscal years. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments — restaurant operations and food products. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated Results			Restaurant Segment			Food Products Segment
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(In thousands)

Net sales	$1,676,906	$1,726,804	$1,750,512	$1,356,933	$1,411,092	$1,439,090	$319,973	$315,712	$311,422
Operating income	$88,540	$106,414	$28,367	$65,769	$85,144	$12,796	$22,771	$21,270	$15,571
Cost of sales	30.4%	29.9%	30.7%	24.7%	24.2%	25.1%	54.7%	55.4%	56.4%
Operating wages	33.3%	34.7%	34.3%	38.8%	39.8%	39.3%	10.2%	12.2%	11.4%
Other operating	16.1%	16.0%	16.0%	18.8%	18.4%	18.4%	5.1%	5.3%	4.9%
S,G&A(1)	9.9%	8.3%	8.8%	7.5%	6.3%	6.5%	19.7%	17.4%	19.7%
Depr. & amort.	5.0%	4.9%	4.7%	5.4%	5.3%	5.1%	3.2%	3.0%	2.6%
Impairment	0.0%	0.0%	3.9%	0.0%	0.0%	4.7%	0.0%	0.0%	0.0%

Operating income	5.3%	6.2%	1.6%	4.8%	6.0%	0.9%	7.1%	6.7%	5.0%

(1)	Selling, general and administrative expenses (“S,G&A”)

The results for fiscal 2011, fiscal 2010 and fiscal 2009 include the impact of the following:

•	Fiscal 2011, fiscal 2010 and fiscal 2009 consolidated and restaurant segment results included pretax charges of $15.0 million, $6.2 million and $6.4 million, respectively, related to fixed asset impairment that is reflected in S,G&A.

•	Fiscal 2011 consolidated and food products segment results included $2.8 million in restructuring charges related to lean manufacturing productivity initiatives in the food products segment, including the discontinuation of fresh sausage operations at two facilities. These charges are included in S,G&A.

•	Fiscal 2011 consolidated and restaurant segment results included $1.4 million in retirement and severance charges. These charges are included in S,G&A.

•	Fiscal 2011 consolidated and food products segment results included $0.2 million in retirement and severance charges. These charges are included in S,G&A.

•	Fiscal 2010 consolidated and food products segment results included a $1.4 million in pretax gain on the sale of 49 percent of our corporate aircraft, which is reflected as a reduction of S,G&A.

•	Fiscal 2010 consolidated and restaurant segment results included $2.5 million in pretax life insurance proceeds, which are reflected as a reduction of S,G&A.

•	Fiscal 2010 consolidated and food products results included a pretax charge of $1.0 million related to severance payments and retirement costs, which is included in S,G&A.

•	Fiscal 2010 results included the positive impact of a 53rd week of operations, which contributed $6.9 million in operating income to the consolidated results; $5.7 million in operating income to the restaurant segment and $1.2 million in operating income to the food products segment.

•	Fiscal 2010 and fiscal 2009 consolidated and restaurant segment results included pretax charges of $0.8 million each year related to severance and retirement, which are reflected in S,G&A.

•	Fiscal 2009 consolidated and restaurant segment results included a pretax charge of $68.0 million related to the impairment of goodwill ($56.2 million) and other intangible assets ($11.8 million) for Mimi’s, which are reflected on the Consolidated Statements of Income under “Goodwill and other intangibles impairment.”

•	Fiscal 2009 consolidated and food products segment results included a pretax charge of $0.4 million for unusable spare parts, which is reflected in “other operating expenses.”

•	Fiscal 2009 consolidated and restaurant segment results included $1.0 million in pretax gains on the sale of various properties, which are reflected as a reduction of S,G&A.

•	Fiscal 2009 consolidated and restaurant segment results included a $0.7 million pretax charge related to a legal settlement, which is reflected in S,G&A.

Restaurant Segment Overview

The ongoing industry-wide factors most relevant to our restaurant segment include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather. The factor that had the greatest positive impact on our restaurant segment performance in fiscal 2011 was the improvement of operating wages. The factors that had the greatest negative impact compared to fiscal 2010 were commodity cost pressures, asset impairments and the absence of a 53rd week of operations.

In fiscal 2011, same-store sales decreased 1.0 percent at Bob Evans Restaurants and decreased 4.5 percent at Mimi’s compared to fiscal 2010. We believe same-store sales at our Bob Evans Restaurants are particularly sensitive to economic conditions in the Midwest, which has been hit especially hard by the downturn in the United States’ economy, the troubled auto industry, increased unemployment and lower home values. Nearly 250 Bob Evans Restaurants are located in Michigan and Ohio where the impact of job losses in the automotive industry (manufacturers and suppliers) continue to have an adverse effect on our net sales. We believe the negative same-store sales trend at Mimi’s reflects the challenging economic environment in the casual dining sector, as well as pressures on consumer spending in certain key areas, particularly in California, Arizona, Florida and Nevada, which account for approximately 65 percent of Mimi’s same-store sales. Although same-store sales remained negative, we are encouraged by the sequential quarterly improvement in same-store sales at Bob Evans Restaurants and Mimi’s throughout fiscal 2011, and we are focused on continuing that sales momentum. During the fourth quarter of fiscal 2011, Bob Evans Restaurants saw same-store sales trends turn positive for the first time in the last ten fiscal quarters.

Reported restaurant segment operating income was $65.8 million in fiscal 2011 compared to $85.1 million in fiscal 2010, a decrease of $19.3 million. The restaurant segment operating income decrease is primarily the result of the absence of a 53rd week of operations, which contributed incremental operating income of $5.7 million in fiscal 2010. The decrease in fiscal 2011 operating income is also the result of a pretax fixed asset impairment charge of $15.0 million in fiscal 2011 for eight underperforming Mimi’s restaurants, three underperforming Bob Evans Restaurants and various other properties.

Food Products Segment Overview

The ongoing industry-wide factors most relevant to the food products segment include: sow availability and cost, other commodity costs, transportation and energy costs, governmental regulations, food safety, the economy, weather and consumer acceptance. In fiscal 2011, the food products segment’s profitability was positively impacted by an increase in net sales, a decrease in promotional discounts, and cost reductions resulting from our lean manufacturing initiatives, including the closure of two fresh sausage operations in the second quarter of 2011.

The food products segment’s net sales increased 1.3 percent in fiscal 2011 compared to fiscal 2010 despite the absence of a 53rd week, which contributed incremental net sales of $5.5 million in fiscal 2010. Pounds sold of comparable products decreased 8 percent in fiscal 2011 compared to fiscal 2010. We define comparable products as principally sausage and refrigerated side dishes, including mashed potatoes. The financial impact of the volume decrease in comparable pounds sold was more than offset by a significant decrease in promotional discounts as we relied less on promotional spending to move volume. These discounts are recorded as a reduction of net sales in the Consolidated Statements of Income.

Sow costs represent a significant component of food products segment cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. Compared to fiscal 2010, average sow costs increased 35.5 percent in fiscal 2011. Despite the significant increase in average sow costs, the cost of sales in the food products segment decreased from 55.4 percent of net sales in fiscal 2010 to 54.7 percent of net sales in fiscal 2011. This was primarily due to both the significant decrease in promotional expenses and a price increase on retail products, which was implemented at the end of the first quarter of fiscal 2011 as a result of the rising commodity cost environment.

The food products segment experienced an increase in operating income of $1.5 million, or 7.0 percent, in fiscal 2011 compared to fiscal 2010, and its operating income margin increased to 7.1 percent of net sales in fiscal 2011 compared to 6.7 percent of net sales in fiscal 2010 despite the absence of a 53rd week, which contributed $1.2 million in operating income in fiscal 2010. This was primarily due to the increase in net sales from fiscal 2010 and the improvement in controlling both the cost of sales and operating wages, as a percent of net sales, in fiscal 2011 by 0.7 percent and 2.0 percent, respectively. The cost controls were primarily a result of our lean manufacturing initiatives in the second quarter of 2011.

In fiscal 2010, the food products segment’s operating income increased $5.7 million, or 36.6 percent, compared to fiscal 2009 due to the lower overall cost structure associated with our conversion from the direct-store delivery (“DSD”) distribution model to a warehouse system that occurred mostly in the fourth quarter of fiscal 2009. The food products segment’s fiscal 2010 results were also positively impacted by the 53rd week of operations, which contributed an incremental $5.5 million and $1.2 million in net sales and operating income, respectively. The food products segment’s operating income margin increased from 5.0 percent of net sales in fiscal 2009 to 6.7 percent of net sales in fiscal 2010.

Net Sales

Consolidated net sales decreased $49.9 million, or 2.9 percent, in fiscal 2011 compared to fiscal 2010. The fiscal 2011 decrease was the net result of a $54.2 million decrease in restaurant segment net sales, partly offset by a $4.3 million increase in food products segment net sales.

Restaurant segment net sales accounted for 80.9 percent of total net sales in fiscal 2011, 81.7 percent of total net sales in fiscal 2010, and 82.2 percent of total net sales in fiscal 2009. The $54.2 million decline in restaurant segment net sales in fiscal 2011 represents a 3.8 percent decrease over fiscal 2010 net sales, which were 1.9 percent lower than fiscal 2009 net sales.

The fiscal 2011 decrease in restaurant segment net sales was the result of both the absence of a 53rd operating week that contributed $25.8 million of incremental net sales in fiscal 2010 and same-store sales declines. Same-store sales at Bob Evans Restaurants decreased 1.0 percent, 3.5 percent and 0.3 percent in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The same-store sales comparisons for Bob Evans Restaurants included average menu price increases of 1.7 percent in fiscal 2011, 1.9 percent in fiscal 2010 and 3.1 percent in fiscal 2009. Mimi’s same-store sales decreased 4.5 percent in fiscal 2011 and 7.2 percent in both fiscal 2010 and fiscal 2009, including average menu price increases of 2.9 percent, 2.2 percent and 2.4 percent in fiscal 2011, fiscal 2010 and fiscal 2009 respectively. Same-store sales computations, which include refreshes, for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Net sales of stores to be rebuilt are excluded for all periods in the same-store sales computation when construction commences on the replacement building. Net sales of closed stores are excluded for all periods in the same-store sales computation.

Carryout represented 9.2 percent of Bob Evans Restaurant net sales in fiscal 2011 compared to 8.2 percent and 7.9 percent in fiscal 2010 and fiscal 2009, respectively. Retail merchandise comprised 1.0 percent of Bob Evans Restaurant net sales in 2011 compared to 1.7 percent and 2.0 percent in fiscal 2010 and fiscal 2009, respectively, as a result of our change in strategy from retail to off-premise sales emphasis. Mimi’s benefited from liquor, beer and wine net sales, which represented 4.0 percent of net sales in fiscal 2011, compared to 3.9 percent and 3.8 percent in fiscal 2010 and fiscal 2009, respectively. Historically, Mimi’s alcohol offerings were limited to beer and wine. We will continue to include a broader selection of alcoholic beverages in all new and remodeled Mimi’s, subject to our ability to obtain the necessary permits and licenses. At the end of fiscal 2011, 90 of Mimi’s stores offered the broader selection of alcoholic beverages and 55 Mimi’s stores offered only beer and wine. Net sales at Mimi’s also benefited from increases in carryout, which represented 4.4 percent, 4.1 percent, and 4.0 percent of net sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

The decrease in restaurant segment net sales in fiscal 2011 was also due, in part, to a decline in the number of operating locations: 708 restaurants were in operation at the end of fiscal 2011 compared to 715 in 2010. During fiscal 2011, Bob Evans Restaurants opened 2 new restaurants and closed 8 underperforming restaurants. Mimi’s closed 1 underperforming restaurant during fiscal 2011 and did not open any new restaurants.

The chart below summarizes the restaurant openings and closings during the last two fiscal years for Bob Evans Restaurants and Mimi’s:

Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending

Fiscal 2011
1st quarter	569	—	—	569
2nd quarter	569	—	—	569
3rd quarter	569	—	—	569
4th quarter	569	2	8	563
Fiscal 2010
1st quarter	570	—	1	569
2nd quarter	569	—	—	569
3rd quarter	569	—	—	569
4th quarter	569	—	—	569

Mimi’s:

	Beginning	Opened	Closed	Ending

Fiscal 2011
1st quarter	146	—	1	145
2nd quarter	145	—	—	145
3rd quarter	145	—	—	145
4th quarter	145	—	—	145
Fiscal 2010
1st quarter	144	—	—	144
2nd quarter	144	1	—	145
3rd quarter	145	1	—	146
4th quarter	146	—	—	146

We continue to update the appearance of our Bob Evans Restaurants, of which 2 were rebuilt and 33 were remodeled in fiscal 2011. We also remodeled 3 Mimi’s in fiscal 2011. We believe that the enhanced appearance of the restaurants adds to our customers’ experience, which will help same-store sales and continue to strengthen our restaurant concepts. During fiscal 2012, we plan to build 6 new, rebuild 3 and expand our “Taste of the Farm” remodel program to 56 Bob Evans Restaurants. See the “BEST Brand Builders” section for a discussion of our “Taste of the Farm” remodel program. We do not plan to open or rebuild any Mimi’s restaurants in fiscal 2012. We will continue to work our remodel approach at Mimi’s that will conclusively drive sales growth. We are still evaluating the performance of the three Mimi’s we remodeled during fiscal 2011 to determine if the investment meets our return-on-investment expectations.

Given the same-store sales declines at Bob Evans Restaurants and the challenging economic environment, a strong product development pipeline, focused marketing message and customer value initiatives take on heightened importance. We are committed to the ongoing development of new homestyle products with a Bob Evans twist to help build same-store sales, such as Big Farm Burgers, tomato basil soup, loaded home fries and hash browns, and Farm-Grill Chicken. We created a Fit from the Farm menu in fiscal 2010. Additionally, we currently offer 25 meals for $5.99 or less at Bob Evans Restaurants. We also added three new incremental layers of net sales at Bob Evans Restaurants. The first is our catering menu, which we launched in the third quarter of fiscal 2010, the second is our family meals, which feed a family of four, and the third is a bakery, which is currently only offered in our remodeled restaurants. See the “BEST Brand Builders” section for further discussion of our sales initiatives.

Mimi’s experienced negative same-store sales in fiscal 2011 for the fourth consecutive year. We believe these results continue to reflect our execution issues, the challenging environment in the casual dining sector, as well as pressures on consumer spending in certain key markets, such as California, Arizona, Florida and Nevada, which currently account for approximately 65 percent of Mimi’s same-store sales. We continue to focus our marketing efforts to drive net sales at Mimi’s. Our marketing initiatives to drive net sales include brand/menu item awareness and special offers through our e-club, which has grown its membership from 50,000 members to over 830,000 members in two years, and free standing inserts (“FSIs”). Online ordering is also now available at all Bob Evans Restaurants and Mimi’s locations, and we have also expanded into catering at Mimi’s with our to-go party packs. We are continuing to tighten up our operational activities leveraging our operational strength from Bob Evans Restaurants. In addition, we continue to evaluate initiatives to help reenergize same-store sales at Mimi’s. See the “BEST Brand Builders” section for further discussion of these initiatives.

Food products segment net sales accounted for 19.1 percent, 18.3 percent and 17.8 percent of consolidated net sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Food products segment net sales increased $4.3 million, or 1.3 percent, in fiscal 2011 compared to fiscal 2010 despite the absence of a 53rd week of operations, which contributed incremental net sales of $5.5 million in fiscal 2010. Although we experienced an 8 percent decrease in the volume of comparable products sold (calculated using the same products in both periods and excluding newer products), the impact of this decrease was more than offset by a $30.7 million decrease in promotional discounts.

The overall increase in food products segment net sales was driven by the significant decrease in promotional discounts, partially offset by an 8 percent decrease in comparable pounds sold. We plan to continue our strategy of growing through successful product introductions and additional points of distribution. We continue to make progress in penetrating supercenter retail stores, which provides another high-volume net sales channel for our food products. At the end of fiscal 2011, Bob Evans and Owens brand products were available for purchase in grocery stores in 50 states, the District of Columbia, the Toronto, Canada area and parts of Mexico. See the “BEST Brand Builders” section for further discussion of new products and distribution.

Food products segment net sales increased $4.3 million, or 1.4 percent, in fiscal 2010 versus fiscal 2009. The fiscal 2010 net sales increase was reflective of a 7.0 percent increase in the volume of comparable products sold, as well as the impact of a 53rd week of operations, which contributed $5.5 million of incremental net sales.

Cost of Sales

Consolidated cost of sales (cost of materials) was 30.4 percent, 29.9 percent and 30.7 percent of net sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

In the restaurant segment, cost of sales (predominantly food cost) was 24.7 percent, 24.2 percent and 25.1 percent of net sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The increase in restaurant segment cost of sales in fiscal 2011 was attributable to higher commodity costs, partially offset by the implementation of an actual-versus-theoretical food cost program at Bob Evans Restaurants during the fourth quarter of last year and at Mimi’s during the second quarter of this year. See the “BEST Brand Builders” section for further discussion of our productivity initiatives.

The improvement in restaurant segment cost of sales in fiscal 2010 compared to fiscal 2009 was attributable to lower commodity costs, mix shifts to higher-margin products and lower costs resulting from effective supply chain management.

Food products segment cost of sales was 54.7 percent, 55.4 percent and 56.4 percent of net sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The fiscal 2011 versus fiscal 2010 comparison is favorable in spite of the significant increase in sow costs, which averaged $57.17, $42.18 and $44.93 per hundredweight in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The fiscal 2011 sow cost average represented a 35.5 percent increase compared to fiscal 2010, and the fiscal 2010 average represented a 6.1 percent decrease compared to fiscal 2009. The fiscal 2011 increase in sow costs was more than offset by both the significant decrease in promotional expenses and price increases on retail products. We expect that sow costs will average approximately $60 to $65 per hundredweight in fiscal 2012, which will place significant pressure on our operating margins.

The decrease in food products segment cost of sales in fiscal 2010 versus fiscal 2009 was primarily due to the decrease in sow costs, which was partly offset by deleverage from increased promotional discounts and a mix-shift from fewer manufactured items to more co-packed items, which are products we purchase from third parties for sale under our brand names (e.g. mashed potatoes, frozen entrees, etc.). Co-packed items have a higher cost of sales than our manufactured sausage products, because of the costs payable to the co-packers to manufacture the products.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) were 33.3 percent, 34.7 percent and 34.3 percent of net sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

In the restaurant segment, operating wages were 38.8 percent of net sales in fiscal 2011, compared to 39.8 percent and 39.3 percent in fiscal 2010 and fiscal 2009, respectively. The fiscal 2011 decrease in the operating wages ratio was due to a reduction in labor hours and lower health insurance costs, partially offset by weather-related inefficiencies during the third quarter and negative leverage due to same-store sales declines at both Bob Evans Restaurants and Mimi’s. See the “BEST Brand Builders” section for further discussion of labor management.

The fiscal 2010 increase in the operating wages ratio was due to deleverage from lower same-store sales at Bob Evans Restaurants and at Mimi’s, higher health insurance claims and minimum wage increases partially offset by lower restaurant manager bonuses and labor hours.

In the food products segment, operating wages were 10.2 percent, 12.2 percent and 11.4 percent of net sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The fiscal 2011 decrease in the operating wages ratio was primarily due to headcount reductions resulting from our lean manufacturing productivity initiatives, including the closure of the Galva, Illinois, sausage manufacturing facility and our fresh sausage operations in Bidwell, Ohio. The fiscal 2010 increase was primarily due to additional expenses associated with increased production at our Sulphur Springs, Texas, manufacturing facility and overtime labor hours in an effort to meet shipment demand for key accounts, particularly during the third quarter.

Other Operating Expenses

Approximately 94 percent of other operating expenses (“operating expenses”) occurred in the restaurant segment in fiscal 2011, the most significant components of which were utilities, advertising, restaurant supplies, repair and maintenance, rent, nonincome based taxes and credit card processing fees. Consolidated operating expenses declined to $270.7 million in fiscal 2011 from $276.5 million in fiscal 2010, which declined from $280.4 in fiscal 2009. Consolidated operating expenses were 16.1 percent of net sales in fiscal 2011 and 16.0 percent of net sales in both fiscal 2010 and fiscal 2009. Restaurant segment operating expenses were 18.8 percent of net sales in fiscal 2011 and 18.4 percent of net sales in both fiscal 2010 and fiscal 2009. The fiscal 2011 increase in the other operating expenses ratio was primarily the result of increased advertising, higher utility costs, negative leverage from the sales decline and higher debit/credit card processing fees, partly offset by a reduction in restaurant supplies. The restaurant segment other operating expenses for fiscal 2010 compared to fiscal 2009 were stable as the deleverage impact from lower same-store sales was offset by lower utilities and preopening expenses.

Food products segment other operating expenses as a percent of net sales in fiscal 2011, fiscal 2010 and fiscal 2009 were 5.1 percent, 5.3 percent and 4.9 percent, respectively. The decrease in the operating expense ratio in fiscal 2011 compared to fiscal 2010 was primarily the result of efficiencies gained from our lean manufacturing productivity initiatives and lower repair and maintenance expenses, which also benefited from the closure of the Galva, Illinois, sausage manufacturing facility and our fresh sausage operations in Bidwell, Ohio. The increase in the operating expense ratio in fiscal 2010 compared to fiscal 2009 was due to additional expenses associated with the expansion of our Sulphur Springs, Texas, manufacturing facility, as well as deleverage from increased promotional discounts.

Selling, General and Administrative Expenses

The most significant components of S,G&A expenses are wages and fringe benefits, advertising expense, food products transportation costs, gains/losses on asset sales and fixed asset impairment charges. Consolidated S,G&A expenses represented 9.9 percent, 8.3 percent and 8.8 percent of net sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The primary driver of the S,G&A increase for fiscal 2011 versus fiscal 2010 was an increase in severance costs and fixed asset impairment charges.

In the restaurant segment, S,G&A expenses were 7.5 percent, 6.3 percent and 6.5 percent of net sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. S,G&A expenses were negatively impacted in fiscal 2011 by charges related to fixed asset impairments of $15.0 million for eight underperforming Mimi’s restaurants, three Bob Evans Restaurants operating locations and nine other properties. In fiscal 2010, S,G&A expenses were affected by fixed asset impairment charges of $6.2 million and the benefit of life insurance proceeds of $2.5 million.

In the food products segment, S,G&A expenses were 19.7 percent, 17.4 percent and 19.7 percent of net sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. S,G&A expenses were negatively impacted in fiscal 2011 by consulting expenses of $3.4 million, and $2.8 million in restructuring charges, both associated with lean manufacturing productivity initiatives. Fiscal 2010 S,G&A expenses were reduced by converting the food products segment from a DSD system to a more efficient warehouse distribution system and $1.4 million in pretax gain on the sale of 49 percent of our corporate aircraft.

Depreciation and Amortization

Depreciation and amortization (“D&A”) was 5.0 percent, 4.9 percent and 4.7 percent of consolidated net sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Restaurant segment D&A was 5.4 percent, 5.3 percent and 5.1 percent of restaurant net sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The fiscal 2011 increase as a percentage of restaurant net sales is primarily due to the fiscal 2011 capital expenditures and negative leverage from declining same-store sales. The fiscal 2010 increase as a percentage of restaurant net sales is primarily due to the fiscal 2010 capital expenditures and declining restaurant net sales. Food products segment D&A was 3.2 percent, 3.0 percent and 2.6 percent of food products net sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The fiscal 2011 increase as a percentage of food product net sales is due to fiscal 2011 capital expenditures and relatively stable food products net sales. The fiscal 2010 increase as a percentage of food products net sales is due to the fiscal 2010 capital expenditures, primarily for a 50,000-square foot expansion at our plant in Sulphur Springs, Texas, and relatively stable food products net sales.

Goodwill and Other Intangibles Impairment

We are required to assess the carrying value of our goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. Based on our consolidated stock valuation relative to our book value, a scaled-back Mimi’s development plan and continued same-store sales at Mimi’s, we determined that indicators of potential impairment were present during the third quarter of fiscal 2009. As a result, we performed interim impairment tests of goodwill and intangible assets with indefinite lives.

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

There were no goodwill and other intangibles impairment charges in both fiscal 2011 and fiscal 2010.

Interest

Net interest expense was as follows:

	2011	2010	2009
	(In thousands)

Gross interest expense:
Fixed-rate debt	$9,082	$10,406	$10,601
Variable-rate debt	179	531	2,777
Capitalized interest	(394)	(836)	(933)

	8,867	10,101	12,445
Gross interest income	—	(13)	(139)

Net interest expense	$8,867	$10,088	$12,306

The decrease in net interest expense in fiscal 2011 was primarily the result of lower average borrowings in fiscal 2011 as compared to fiscal 2010. We reduced our total debt by $40.9 million during fiscal 2011. At April 29, 2011, our outstanding debt included $149.3 million of fixed-rate unsecured senior notes and the balance on our variable-rate revolving lines of credit was $0. A change in market interest rates will not impact interest expense associated with our fixed-rate debt.

The decrease in net interest expense in fiscal 2010 was also the result of lower average borrowings during the year compared to fiscal 2009.

Provision for Income Taxes

The effective federal and state income tax rates were 32.0 percent, 27.0 percent and 29.4 percent (excluding the nondeductible goodwill impairment charge, discussed earlier) in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The 5.0 percent increase for fiscal 2011 is primarily due to the favorable impact of settlements with certain state taxing authorities that were received during fiscal 2010. The 2.4 percent decrease for fiscal 2010 is attributable to both an increase in the cash surrender value of company owned life insurance policies and life insurance proceeds received during fiscal 2010.

Liquidity and Capital Resources

Cash generated from both the restaurant and food products segments was used as the main source of funds for working capital, capital expenditures, debt repayments, dividends and share repurchases in fiscal 2011. Cash and equivalents totaled $57.7 million at April 29, 2011.

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

Bank lines of credit were increased to $180.0 million in December 2007 as a temporary measure to provide additional credit until the $70.0 million private placement of notes was completed. With the completion of the private placement in the second quarter of fiscal 2009, the bank lines of credit were reduced in the third quarter of fiscal 2009 to $165.0 million and again in 2010 to $120.0 million. At April 29, 2011, we had no outstanding balances on these bank lines of credit. At April 30, 2010, and April 24, 2009, $14.0 million and $67.0 million, respectively, were outstanding on these lines of credit. At April 29, 2011, our bank lines of credit available totaled $120.0 million, of which $12.3 million was reserved for certain standby letters-of-credit. The remaining $107.7 million of our bank lines of credit was available for liquidity needs, capital expansion and repurchases of our common stock.

In fiscal 2011, we repurchased 0.7 million shares of our outstanding common stock under our share repurchase program at a total cost of $19.0 million. In fiscal 2010 and fiscal 2009, we repurchased 0.7 million and 0.2 million shares of our outstanding common stock, respectively, under our share repurchase program at a total cost of $21.1 million and $5.4 million, respectively. Additionally, dividend payments totaled $23.7 million in fiscal 2011, $20.9 million in fiscal 2010 and $18.4 million in fiscal 2009.

Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment and ongoing remodeling programs. Capital expenditures were $43.9 million in fiscal 2011 compared to $51.3 million in fiscal 2010. The decrease in capital spending in fiscal 2011 versus fiscal 2010 was due to the decrease in Bob Evans and Mimi’s new openings because restaurant level economics did not meet our return-on-investment target at that point. In fiscal 2011, we opened 2 new Bob Evans Restaurants (as compared to 0 in fiscal 2010 and 1 in fiscal 2009). We also refrained from opening new Mimi’s locations in fiscal 2011 (as compared to 2 in fiscal 2010 and 12 in fiscal 2009).

We expect our capital expenditures for fiscal 2012 to approximate $70.0 to $80.0 million. In fiscal 2012, we plan to build 6 new Bob Evans Restaurants. We also plan to rebuild 3 and remodel 56 existing Bob Evans Restaurants. We do not plan to open, rebuild or remodel any Mimi’s.

Future payments of our contractual obligations and outstanding indebtedness as of April 29, 2011, are as follows:

		1 Year			After
Contractual Obligations(1)	Total	and Less	2-3 Years	4-5 Years	5 Years

Operating leases	$307,272	$24,705	$48,008	$44,966	$189,593
Long-term debt(2)	$149,287	$13,571	$87,142	$43,574	$5,000
Purchase obligations	$43,260	$43,260	$—	$—	$—
Other liabilities(3)	$115	$115	$—	$—	$—

(1)	The provisions of our deferred compensation plans do not provide for specific payment dates. Therefore, our obligations under these plans were excluded from this table. Our deferred compensation obligations of $29.7 million were included in the Consolidated Balance Sheets at April 30, 2011, as part of long-term liabilities.

(2)	Amounts include interest, which is at fixed rates as outlined in Note 2 of our consolidated financial statements.

(3)	Other liabilities includes those future estimated payments associated with unrecognized tax liabilities under the Income Taxes Topic of the FASB ASC for which we were able to make reasonably reliable estimates of the future demands on liquidity.

We believe that funds needed for capital expenditures, working capital and share repurchases during fiscal 2012 will be generated from both operations and available bank lines of credit. We are evaluating additional financing alternatives. At the end of fiscal 2011, we also had $10.6 million in standby letters-of-credit for self-insurance plans.

At April 29, 2011, we had contractual commitments for restaurant construction, plant equipment additions and the purchases of land and inventory of approximately $43.3 million. D&A expenses in fiscal 2012 are expected to approximate $80.0 million to $90.0 million.

The amounts of other contingent commercial commitments by expiration period as of April 29, 2011, are as follows:

	Amount of Commitment Expiration per Period
		1 Year	2-3	4-5	After 5
Other Commercial Commitments	Total	and Less	Years	Years	Years

Standby letters-of-credit	$10,649	$10,649	$—	$—	$—
Lines of credit	—	—	—	—	—

Total other commercial commitments	$10,649	$10,649	$—	$—	$—

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

Winning together as a team focuses on the development of our people. We recognize that tangible assets alone are not going to transform our business. In order to drive operational effectiveness, we need an organizational structure that supports our growth initiatives, rewards results, and has high-visibility leadership and coaching. We need the right talent in the right jobs and to prioritize people development at all levels of the organization.

In keeping with these goals, Paul F. DeSantis recently joined our executive team as chief financial officer. Mr. DeSantis brings nearly five years of Public Company Chief Financial Officer (“CFO”) experience to his new position. He came to us from A. Schulman, Inc. (NASDAQ: SHLM), where he served as CFO and treasurer. Prior to that, Mr. DeSantis was vice president and treasurer at Scott’s Miracle-Gro since 2003. He also spent four years at The Kellogg Company, the world’s largest producer of cereals and other convenience foods.

In April, we hired Mark Mears as president and chief concept officer of Mimi’s Café. Mr. Mears comes to us from The Cheesecake Factory, where he served as senior vice president and chief marketing officer since 2008. He was also senior vice president of marketing and sales at Universal Studios, executive vice president and chief marketing officer at Blimpie International, and served for six years in various marketing capacities at Pizza Hut. In addition, he has worked for some of the world’s premier ad agencies, including Leo Burnett, DDB Needham and Euro RSCG Retail.

Paul Bower also joined our organization during the fourth quarter of fiscal 2011 as our new senior vice president of real estate and development. Mr. Bower served for three years as senior vice president and chief development officer at COSI, where he directed the areas of real estate, construction and facilities, restaurant design and franchise sales. Prior to his time at COSI, Mr. Bower served in a number of roles at McDonald’s, including vice president of real estate for Donatos. Mr. Bower brings expertise in strategic planning, restaurant development, asset management and site selection. Mr. Bower’s knowledge of construction and design will be an essential aspect of our remodel and new restaurant development growth initiatives.

Finally, Chris Lambrix joined us in May 2011 as senior vice president of retail business development in our food products segment. Mr. Lambrix headed up the consumer and retail group for AT Kearney, a global strategic consulting firm. Before AT Kearny, Mr. Lambrix was vice president of pricing for the North America retail division at Sara Lee. His experience in sales, operations, manufacturing, procurement, cost reduction and lean initiatives will be paramount to the future growth of our food products segment.

Our second Brand Builder is to consistently drive sales growth. Our quarterly sequential same-store sales trend continued to improve throughout the year at both restaurant concepts. At Bob Evans Restaurants, in the fourth quarter of fiscal 2011 we achieved positive same-store sales for the first time in 10 quarters. This was due in large part to our continued efforts to drive off-premise sales through carryout and catering, as well as our spring seasonal offerings and promotions. Looking ahead to this summer, we will be promoting our successful Big Farm Burgers at Bob Evans Restaurants, featuring a half-pound of Black Angus beef, seasoned with our signature spice blend, then stacked with farm-fresh toppings on a wheat-dusted brioche bun. Available in seven different varieties, the Big Farm Burgers range in price from $6.99 to $9.99. We introduced this platform in November 2010, and the consumer response was excellent. We are optimistic that we will see a similar response to the promotion this summer.

Another summer promotion will be our new Farm-Grill Chicken, which features four varieties of new chicken sandwiches. We are also currently running a carryout promotion at Bob Evans Restaurants, which we believe has helped grow our off-premise sales during the promotional period.

At Mimi’s, we were happy to see the quarterly sequential same-store sales trend continue to improve throughout fiscal 2011. Some of our new seasonal breakfast features at Mimi’s include a granola and mixed-berry parfait, lemon poppy seed pancakes, cinnamon brioche French toast, and a crab cake three-egg omelet with hollandaise, red and green peppers, feta cheese and diced tomatoes. We will also continue Mimi’s seasonal fixed-price lunch menu, which consists of a two-course meal for $10.99, with either a soup or salad starter, paired with one of three entrée choices. And finally, Mimi’s seasonal fixed-price dinner menu consists of a three-course meal for $13.99, with a soup or salad starter and a “petite treat” dessert, with one of the three entrees.

In our food products segment, overall net sales increased slightly for both the year and the fourth quarter. The success of our recently completed conversion from a direct-store-delivery, or DSD model, to a warehouse distribution model has resulted in significant store-count growth over the past six years. In 2005, when we were entirely DSD-focused, we delivered to fewer than 12,000 total stores. Today, our warehouse distribution model serves more than 24,000 stores. Along with the lower cost structure of this new business model, the warehouse distribution system has enabled us to grow sustainable sales, rather than offering temporary price reductions in limited geographies to drive top-line growth. Additionally, the food products segment added nearly 700 new item authorizations during fiscal 2011, including nearly 100 in the fourth quarter. These new authorizations helped offset the decrease in comparable pounds sold that were consistent with trends in the sausage industry.

Growth in the side dishes category, which generated mid-single digit percentage growth this year, also drove sales in the food products segment. Recently introduced products within the segment include three new oven-bake side dishes: scalloped potatoes, hash brown bake and macaroni and cheese.

The third Brand Builder is to improve margins with an eye on customer satisfaction. The cost-reduction efforts in both of our operating segments were evident during fiscal 2011, as we overcame approximately $30 million in commodity-cost and sow-cost increases to deliver a 40 basis-point improvement in full-year consolidated adjusted operating margins.

We estimate that restaurant-segment food cost inflation next year will be approximately 5.5 to 6.0 percent. As a result, we will focus on menu management with lower food costs in mind, and will focus future promotions on higher-margin items such as our seasonal features. Our plan is to keep pricing increases to a minimum, so we can maintain the value proposition that both our restaurant brands offer relative to their competitors. We believe our emphasis on everyday value, rather than discounting, provides us with a key competitive advantage.

In food products, we reduced year-over-year promotional spending 41.3 percent and 43.4 percent in the fourth quarter of fiscal 2011 and full year, respectively, in an effort to offset the highest sow costs we have encountered in recent memory. This enabled us to achieve higher segment operating margins than we have seen historically at these sow-cost levels.

In addition, our productivity study with AT Kearney helped us implement manufacturing improvements, as evidenced by the respective 540- and 240-basis point reductions in the cost of sales and operating wages lines of the food products segment’s fourth-quarter income statement. Two of these initiatives were the closings of our fresh sausage manufacturing operations in Galva, Illinois, and Bidwell, Ohio, in the second quarter, due to overcapacity in our fresh sausage processing plants.

Prior to shutting down the Galva and Bidwell fresh sausage operations, we utilized only about 50 percent of our total fresh sausage capacity. With the lean manufacturing improvements we made at our plants in Hillsdale, Michigan; Xenia, Ohio; and Richardson, Texas; we are now operating at between 60 and 65 percent, which leaves sufficient capacity to support our growth initiatives.

Also, our fresh sausage manufacturing capacity is no longer fixed, because we now have the ability to adjust our plants as necessary to quickly accommodate new business as we gain additional retail authorizations. We believe we have the appropriate amount of manufacturing capacity for the present state of our business, with enough room to accommodate our growth plans.

Our fourth Brand Builder is to be the BEST at operations execution. We are happy to report that many of our current consumer satisfaction scores for both restaurant brands are either at, or near, all-time highs. We believe this reflects the solid progress we are making with our process-improvement efforts. At Bob Evans Restaurants, our year-over-year Guest Loyalty Index (“GLI”) scores have now improved for nine consecutive quarters in hospitality, food quality and speed of service.

At Mimi’s, our GLI scores are also improving in many categories, including hospitality, food quality, and speed of service. However, we lag best-in-class operators, so we still have plenty of opportunity for improvement. That is where we will focus our attention in fiscal 2012. Our new menu, which contains about 20 percent fewer items than the previous one, should go a long way toward helping us reduce complexity, thereby improving our scores in many categories, including speed of service and food quality, while helping to reduce cost.

Our fifth and final Brand Builder is to increase returns on invested capital.

We have set our capital expenditures budget for next year at $70 to $80 million, which is almost double our fiscal 2011 level. This will include approximately $25 million for the new restaurants and remodels. We are also happy to be rebuilding the very first Bob Evans Restaurant in Rio Grande, Ohio, which will be part of a larger renovation of the Bob Evans homestead site. In addition, we anticipate expanding the implementation of our automated kitchen management system into 80 total restaurants, including 40 at Mimi’s and 40 at Bob Evans. We expect this system will help us reduce wait times and increase food preparation accuracy.

Our capital allocation strategy has enabled us to create considerable shareholder value over the past five fiscal years. From fiscal 2007 to fiscal 2011, we have delivered more than $350 million to our shareholders, including:

•	More than $100 million in dividends. We believe our dividend yield and payout ratio are among the most attractive in our restaurant industry peer group.

•	More than $269 million in the repurchase of more than 8 million shares of our common stock.

We are driving future growth with our strong balance sheet and operating cash flow. During this same period, we have invested more than $450 million in capital expenditures. We have also reduced our total debt position by half, from $298.5 million at the end of fiscal 2007 to $149.5 million at the end of fiscal 2011.

We are pleased with the growing momentum in our food products business. We achieved an impressive year-over-year increase in segment performance, despite historically high sow costs. We are actively exploring growth opportunities for the food products segment, given the high returns of this business and its strategic contribution to our overall profitability and brand equity.

We are excited about the results we have seen so far from our Dayton remodel program where we remodeled 28 Bob Evans Restaurants during the third and fourth quarters of fiscal 2011, as well as with the initial results in our newest restaurants, giving us confidence in our Bob Evans Restaurant expansion. We have lowered our remodel costs to approximately $250,000 to $300,000 per unit, and, as a result, we are expanding our “Taste of the Farm” remodel program to 56 additional restaurants, including 44 in the Detroit, Michigan, and Toledo, Ohio, markets. The new and remodeled restaurants feature a fresher, brighter color scheme, a new “Taste of the Farm” bakery, a dedicated carryout area, gift card displays, a redesigned retail area and a mural depicting the heritage of the Bob Evans brand.

We are also beginning to see improved unit economics with our new restaurants. We are excited about the early results from the two new Bob Evans Restaurants we recently opened in Jacksonville and Panama City, Florida, and we expect to build six new Bob Evans Restaurants next year as the first step toward returning to more meaningful development in future years. We are confident we have the right team in place to continue the success of our restaurant growth initiatives.

In summary, we remain focused on the five BEST Brand Builders and continue to implement them with a sense of urgency.

Business Outlook

We expect earnings per share of approximately $2.36 to $2.44 in fiscal 2012. We also estimate our average annual earnings growth rate will be in the range of approximately 7 to 10 percent over the next five years.

This outlook relies on a number of important assumptions, including the risk factors discussed in Item 1A. Risk Factors of this Form 10-K.

Particular assumptions for our full-year outlook include the following:

Consolidated company highlights

•	Net sales — approximately $1.7 billion.

•	Depreciation and amortization — approximately $80 to $90 million.

•	Net interest expense — approximately $8.5 to $9.5 million.

•	Effective tax rate — approximately 34 percent.

•	Diluted weighted-average share count — approximately 30.4 million. We expect our share repurchase efforts during fiscal 2012 to offset the dilutive impact from equity compensation.

•	Capital expenditures — approximately $70 to $80 million. This estimate includes a total of approximately $25 million for new restaurant development and remodels during fiscal 2012. Contemplated in this amount is $13 million for 56 total remodels, including approximately $10 million for 44 restaurants in the Detroit, Michigan, and Toledo, Ohio, markets.

Restaurant segment highlights

•	Restaurant segment operating margins — 6 to 7 percent.

•	Bob Evans Restaurants — Full-year same-store sales increases between 0.5 and 1.5 percent, supported by increased year-over-year advertising support. In fiscal 2012, we plan to build six new Bob Evans restaurants.

•	Mimi’s Café — Full-year same-store sales in the flat to positive 1.0 percent range. We do not plan to build any new Mimi’s Cafe restaurants.

•	Restaurant segment cost of sales — Commodity inflation of 5.5 to 6.0 percent, partly offset by moderate price increases and menu management. Some of the categories expected to drive the cost increase are oil-based products, eggs, dairy, poultry, beef, beverages and bakery.

We also expect approximately $2 million in higher year-over-year restaurant remodel expenses, due to the higher number of planned remodels relative to fiscal 2011. We expect to record the majority of this incremental impact in the second quarter, as opposed to the second half of the year in fiscal 2011.

Food products segment highlights

•	Food products segment operating margins — 7 to 8 percent.

•	Food products segment net sales — Overall net sales of $330 million to $350 million, driven in part by distribution gains during fiscal 2011.

•	Food products segment cost of sales — Average sow costs of approximately $60 to $65 per hundredweight for the full year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As noted in Note 1, “Summary of Significant Accounting Policies,” to our consolidated financial statements which are included in Item 8 of this Annual Report on Form 10-K, we do not use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

At April 29, 2011, our outstanding debt included $149.3 million of fixed-rate unsecured senior notes and the balance on our variable-rate revolving lines of credit was $0. A change in market interest rates will not impact interest expense associated with our fixed-rate debt.

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

Bob Evans Farms, Inc.

Part I — Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	April 29,	April 30,
	2011	2010
	(Dollars in thousands)

ASSETS
Current Assets
Cash and equivalents	$57,730	$17,535
Accounts receivable	26,043	19,857
Inventories	23,526	25,920
Deferred income taxes	10,860	11,175
Prepaid expenses	1,446	2,169

Total Current Assets	119,605	76,656
Property, Plant and Equipment
Land	245,903	248,812
Buildings and improvements	933,808	934,919
Machinery and equipment	491,426	479,470
Construction in progress	1,055	1,438

	1,672,192	1,664,639
Less accumulated depreciation	771,314	702,665

Net Property, Plant and Equipment	900,878	961,974
Other Assets
Deposits and other	3,954	4,143
Long-term investments	27,620	23,032
Goodwill	1,567	1,567
Other intangible assets	40,697	41,517

Total Other Assets	73,838	70,259

	$1,094,321	$1,108,889

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Lines of credit	$—	$14,000
Current maturities of long-term debt	13,571	26,905
Accounts payable	30,418	29,054
Federal and state income taxes	10,793	8,708
Accrued nonincome taxes	20,519	21,085
Accrued wages and related liabilities	36,024	39,545
Self-insurance	26,058	24,165
Deferred revenue	16,289	14,447
Other accrued expenses	17,440	15,279

Total Current Liabilities	171,112	193,188
Long-Term Liabilities
Deferred compensation	29,685	26,396
Federal and state income taxes	12,443	10,050
Deferred income taxes	56,777	67,538
Deferred rent	24,478	24,273
Long-term debt	135,716	149,287

Total Long-Term Liabilities	259,099	277,544
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at April 29, 2011, and April 30, 2010	426	426
Capital in excess of par value	188,736	180,476
Retained earnings	818,561	788,049
Treasury stock, 12,409,338 shares at April 29, 2011, and 12,265,865 shares at April 30, 2010, at cost	(343,613)	(330,794)

Total Stockholders’ Equity	664,110	638,157

	$1,094,321	$1,108,889

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Income
Years Ended April 29, 2011; April 30, 2010; April 24, 2009

	2011	2010	2009

Net Sales	$1,676,906	$1,726,804	$1,750,512
Cost of sales	509,849	516,667	537,085
Operating wage and fringe benefit expenses	559,193	599,664	600,925
Other operating expenses	270,694	276,521	280,393
Selling, general and administrative expenses	165,482	143,550	153,846
Depreciation and amortization expense	83,148	83,988	81,934
Goodwill and other intangibles impairment	—	—	67,962

Operating Income	88,540	106,414	28,367
Net interest expense	8,867	10,088	12,306

Income Before Income Taxes	79,673	96,326	16,061
Provision for income taxes	25,510	25,998	21,207

Net Income	$54,163	$70,328	$(5,146)

Earnings Per Share — Basic	$1.79	$2.29	$(0.17)

Earnings Per Share — Diluted	$1.78	$2.28	$(0.17)

Cash Dividends Paid Per Share	$0.78	$0.68	$0.60

The accompanying notes are an integral part of the financial statements.

Bob Evans Farms, Inc. and Subusidiaries

Consolidated Statements of Stockholders’ Equity

	Common	Common		Capital in
	Stock	Stock	Preferred	Excess of	Retained	Treasury
	Shares	Amount	Stock	Par Value	Earnings	Stock	Total
		Dollars in thousands, except per share amounts
Stockholders’ Equity at 4/25/08	30,611,345	$426	$60	$169,087	$757,952	$(314,900)	$612,625
Net loss					(5,146)		(5,146)
Dividends declared ($0.60 per share)					(14,138)		(14,138)
Treasury stock repurchased	(245,332)					(5,374)	(5,374)
Treasury stock reissued under employee plans	346,233			4,532		4,916	9,448
Preferred stock redemption			(60)	11			(49)
Tax benefit — employee plans				340			340

Stockholders’ Equity at 4/24/09	30,712,246	426	—	173,970	738,668	(315,358)	597,706
Net income					70,328		70,328
Dividends declared ($0.68 per share)					(20,947)		(20,947)
Treasury stock repurchased	(731,814)					(21,123)	(21,123)
Treasury stock reissued under employee plans	391,821			6,131		5,687	11,818
Tax benefit — employee plans				375			375

Stockholders’ Equity at 4/30/10	30,372,253	426	—	180,476	788,049	(330,794)	638,157
Net income					54,163		54,163
Dividends declared ($0.78 per share)					(23,651)		(23,651)
Treasury stock repurchased	(682,835)					(19,010)	(19,010)
Treasury stock reissued under employee plans	539,362			8,024		6,191	14,215
Tax benefit — employee plans				236			236

Stockholders’ Equity at 4/29/11	30,228,780	$426	$—	$188,736	$818,561	$(343,613)	$664,110

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
Years ended April 29, 2011; April 30, 2010; and April 24, 2009

	2011	2010	2009
	(Dollars in thousands)

Operating activities:
Net income (loss)	$54,163	$70,328	$(5,146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,148	83,988	81,934
Goodwill and other intangibles impairment	—	—	67,962
Loss on disposal/impairment of long-term assets	17,238	5,146	7,258
(Gain) loss on long-term investments	(2,364)	(5,328)	6,486
Deferred compensation	3,289	6,446	(6,670)
Compensation expense attributable to stock plans	7,402	7,530	6,737
Deferred income taxes	(10,446)	(3,309)	60
Deferred rent	205	624	1,242
Cash provided by (used for) assets and liabilities:
Accounts receivable	(6,186)	3,188	(3,094)
Inventories	2,133	5,167	258
Prepaid expenses	723	(858)	(44)
Accounts payable	1,364	(12,053)	1,789
Federal and state income taxes	4,310	(4,714)	(1,598)
Accrued wages and related liabilities	(3,521)	1,959	(5,295)
Self-insurance	1,893	332	1,056
Accrued nonincome taxes	(566)	(1,585)	(3)
Deferred revenue	1,842	344	1,299
Other accrued expenses	1,810	(6,205)	(4,325)

Net cash provided by operating activities	156,437	151,000	149,906
Investing activities:
Purchase of property, plant and equipment	(43,987)	(51,266)	(95,985)
Proceeds from sale of property, plant and equipment	6,407	3,743	3,667
Purchase of long-term investments	(2,229)	(1,841)	(2,366)
Other	(84)	713	(718)

Net cash used in investing activities	(39,893)	(48,651)	(95,402)
Financing activities:
Cash dividends paid	(23,651)	(20,947)	(18,424)
Payments on lines of credit	(14,000)	(53,000)	(71,500)
Proceeds from debt issuance	—	—	70,000
Principal payments on long-term debt	(26,905)	(26,904)	(26,904)
Purchase of treasury stock	(19,010)	(21,123)	(5,374)
Proceeds from issuance of treasury stock	8,239	4,430	2,711
Cash proceeds from exercise of stock-based compensation awards	(1,426)	—	—
Excess tax benefits from stock-based compensation	404	375	340

Net cash used in financing activities	(76,349)	(117,169)	(49,151)

Increase (decrease) in cash and equivalents	40,195	(14,820)	5,353
Cash and equivalents at the beginning of the period	17,535	32,355	27,002

Cash and equivalents at the end of the period	$57,730	$17,535	$32,355

The accompanying notes are an integral part of the financial statements.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
April 29, 2011

Note 1 —	Summary of Significant Accounting Policies

Description of Business:  As of April 29, 2011, Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “company,” “we,” “us” and “our”) owned and operated 708 full-service restaurants, including 563 Bob Evans Restaurants in 18 states and 145 Mimi’s Cafés in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily in California and other western states. We also produce and distribute pork sausage products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States.

Principles of Consolidation:  The consolidated financial statements include the accounts of Bob Evans and its subsidiaries. Intercompany accounts and transactions have been eliminated. Dollars are in thousands, except per share amounts.

Segment Information:  We have two reportable segments: restaurant operations and food products. The restaurant operations reportable segment consists of Bob Evans Restaurants and Mimi’s operating segments, which are aggregated in accordance with the authoritative guidance included in the Segment Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Fiscal Year:  Our fiscal year ends on the last Friday in April. References herein to fiscal 2011, fiscal 2010 and fiscal 2009 refer to fiscal years ended April 29, 2011; April 30, 2010; and April 24, 2009, respectively. All years presented were comprised of 52 weeks, except for fiscal 2010, which contained 53 weeks.

Revenue Recognition:  Revenue is recognized in the restaurant segment at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. Revenue in the food products segment is generally recognized when products are shipped to our customers’ warehouses. All revenue is presented net of sales tax collections.

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

Accounts Receivable:  Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us were to occur, we estimate the recoverability of amounts due to us could change by a material amount. Amounts deemed uncollectible are written-off against an established allowance for doubtful accounts.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Concentration of Credit Risk and Major Customers:  We maintain cash depository accounts with major banks and invest in high-quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. These investments mature within three months and we have not incurred any related losses.

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

Inventories:  We value inventories at the lower of first-in, first-out cost or market. Inventory includes raw materials and supplies ($16,545 in fiscal 2011 and $18,956 in fiscal 2010) and finished goods ($6,981 in fiscal 2011 and $6,964 in fiscal 2010).

Assets Held for Sale:  In accordance with the Property, Plant and Equipment Topic of the FASB ASC, we classify certain land, buildings and equipment as “held for sale” in the Consolidated Balance Sheets when we believe these assets will be disposed of within the next 12 months. Assets held for sale are reported at the lower of the carrying amount or the fair value and depreciation of these assets has ceased. We did not have any assets held for sale at the end of fiscal 2011 or fiscal 2010.

Property, Plant and Equipment:  Property, plant and equipment are recorded at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to fiscal 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (15 to 25 years) and machinery and equipment (3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the lease terms. Total depreciation expense was $82,323; $83,095; and $80,892 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

We sell real property via like-kind exchanges under Internal Revenue Code Section 1031 whereby gains are not recognized for federal income tax purposes. We recognize all such gains for financial reporting purposes in the period the property is sold. Consolidated results for fiscal 2011, fiscal 2010 and fiscal 2009 include net pretax gains of $128; $1,362 and $1,032, respectively, on sale of assets. The gains are classified as a reduction of selling, general and administrative (“S,G&A”) expenses in the Consolidated Statements of Income.

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

During fiscal 2011, fiscal 2010 and fiscal 2009, we identified certain operating and closed locations with negative cash flows, declining net sales performance or other potential indicators of impairment. In fiscal 2011, a $14,966 pretax fixed asset impairment charge was recorded in the restaurant segment for eight underperforming Mimi’s, three underperforming Bob Evans Restaurants and other property, plant and equipment. Also in fiscal 2011, a $1,239 pretax fixed asset impairment charge was recorded in the food products segment for the closure of a fresh sausage operation and a food production facility. In fiscal 2011, a pretax fixed asset impairment charge of $12,369 was recorded in the restaurant segment for eight underperforming Mimi’s restaurants. In fiscal 2010, a $6,195 pretax fixed asset impairment charge was recorded in the restaurant segment for four Bob Evans Restaurant operating locations and 22 other properties. In fiscal 2009, a pretax fixed asset impairment charge of $6,444 was recorded in the restaurant segment for six underperforming Mimi’s restaurants. We did not record any fixed asset impairment

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

charges for Mimi’s in fiscal 2010. The fixed asset impairment charges are reflected in S,G&A expenses in the Consolidated Statements of Income.

In accordance with the Property, Plant and Equipment Topic of the FASB ASC, we wrote down the carrying value of the underlying assets to their estimated fair value, which resulted in the above impairment charges. The estimated fair value was determined based on independent appraisals, which we deemed to be Level 3 inputs under the Fair Value Measurements and Disclosures Topic of the FASB ASC.

Restructuring and Severance Charges:  During fiscal 2011, we recorded pretax restructuring and severance charges totaling $4,418 (reflected in S,G&A). In the restaurant segment, this included $1,423 of severance/retirement costs. Also in fiscal 2011, we recorded pretax restructuring and severance charges of $2,995 in the food products segment, primarily related to the closure of our fresh sausage operations at our plant in Bidwell, Ohio, and our food production facility in Galva, Illinois. All amounts related to the restaurant and food products segments restructuring and severance charges have been settled in fiscal 2011 and fiscal 2010.

Life Insurance Proceeds:  The cash receipts and payments related to life insurance proceeds are included in cash flows from operating activities on the Consolidated Statements of Cash Flows.

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

Goodwill:  Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $1,567 for both fiscal 2011 and fiscal 2010. Goodwill is not amortized; rather it is tested for impairment at the beginning of the fourth quarter each year or on a more frequent basis when events occur or circumstances change between the annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the third quarter of fiscal 2009 we determined that indicators for potential impairment existed based on our consolidated stock valuation relative to our book value, a scaled-back development plan for Mimi’s and continued declining same-store sales at Mimi’s. We performed interim impairment tests of goodwill and determined that the carrying value of Mimi’s goodwill was fully impaired. Therefore, we recorded a pretax goodwill impairment charge in the restaurant segment in the third quarter of fiscal 2009 for the then net book value of $56,162. See Note 7.

Other Intangible Assets:  Other intangible assets consist of the Mimi’s business trade name and restaurant concept. The trade name intangible asset is deemed to have an indefinite economic life and is not amortized. It is tested for impairment at the beginning of the fourth quarter each year or on a more frequent basis if events or changes in circumstances indicate the asset might be impaired. The restaurant concept intangible asset is amortized on a straight-line basis over its estimated economic life of 15 years. In the third quarter of fiscal 2009, we determined that indicators for potential impairment existed based on our consolidated stock valuation relative to our book value, a scaled-back development plan for Mimi’s and same-store sales declines at Mimi’s. We performed interim impairment tests of Mimi’s other intangible assets and determined that the business trade name had an estimated fair value of $34,000, compared to a carrying value of $45,800. Therefore, we recorded a pretax impairment charge of $11,800 related to the business trade name in the restaurant segment in the third quarter of fiscal 2009. In fiscal 2011 and fiscal 2010, there were no intangible asset impairment charges. See Note 7.

Financial Instruments:  The fair values of our financial instruments (other than long-term debt) approximate their carrying values at April 29, 2011, and April 30, 2010. At April 29, 2011, the estimated fair value of our long-term debt approximated $160,466 compared to a carrying amount of $149,287. At April 30, 2010, the estimated fair value of our long-term debt approximated $184,728 compared to a carrying amount of $176,192. We estimate the

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes.

Treasury Stock:  During fiscal 2011, fiscal 2010 and fiscal 2009, we followed a policy of issuing treasury shares to satisfy award exercises or conversions.

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

Advertising Costs:  We expense advertising costs as incurred. Advertising expense was $49,311; $45,648; and $45,708 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares outstanding (in thousands):

	2011	2010	2009

Basic	30,332	30,775	30,744
Dilutive stock options	90	115	—

Diluted	30,422	30,890	30,744

Options to purchase 517,151 and 690,952 shares of common stock in fiscal 2011 and fiscal 2010, respectively, were excluded from the diluted earnings-per-share calculations because they were antidilutive. All outstanding options were excluded from the diluted earnings-per-share calculation in fiscal 2009 because we had a net loss for the year.

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Stock-based Employee Compensation:  At April 29, 2011, we had a stock-based employee compensation plan that is described more fully in Note 4. We record stock-based compensation expense by measuring the cost of

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

employee services received in exchange for an equity award, such as stock options, restricted stock awards or restricted stock units, based on the fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees are subject to immediate expensing in full upon grant.

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

Rental expense in fiscal 2011, fiscal 2010 and fiscal 2009 was as follows:

	2011	2010	2009

Minimum rent	$30,175	$27,693	$27,045
Contingent rent	388	462	1,195

Total rent	$30,563	$28,155	$28,240

In some instances, we have received contributions or a reduction in rent from landlords to help fund the construction of new restaurants or remodeling of existing locations. We account for landlord contributions as lease incentive obligations that are amortized as a reduction to rent expense over the applicable lease term. Lease incentive obligations are included in the Consolidated Balance Sheets as deferred rent.

Reclassifications:  Certain prior-year amounts have been reclassified to conform to the fiscal 2011 classification. Such reclassifications had no impact on reported net income.

New Accounting Pronouncements:  The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures regarding transfers between fair value hierarchy levels and a reconciliation of fair value hierarchy measurements based on unobservable market inputs. The guidance relating to additional disclosures regarding transfers between fair value hierarchy levels is effective for our fiscal year 2011. We did not have any transfers between fair value hierarchy levels in fiscal 2011 and 2010. The guidance is effective for annual reporting periods beginning after December 15, 2010 (our first quarter of fiscal 2012) for the reconciliation of fair value hierarchy measurements based on unobservable market inputs. The effect of this guidance on future periods will depend on the nature and significance of any fair value measurements we subsequently make that are subject to this guidance.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 2 —	Long-Term Debt and Credit Arrangements

Long-term debt is comprised of the following:

	April 29, 2011	April 30, 2010

Unsecured senior notes issued July 28, 2004:
Series B, due July 2010, 4.61%	$—	$13,334
Series C, due July 2014, 5.12%	54,287	67,858
Series D, due July 2016, 5.67%	25,000	25,000
Unsecured senior notes issued July 28, 2008:
Series A, due July 2014, 6.39%	40,000	40,000
Series B, due July 2013, 6.39%	30,000	30,000

Total long-term debt	149,287	176,192
Less: current portion of long-term debt	13,571	26,905

Long-term debt less current portion	$135,716	$149,287

On July 28, 2004, we completed a private placement of $190 million in senior unsecured fixed-rate notes. The senior notes outstanding at April 29, 2011, mature over a period from July 2014 to July 2016, and carry a weighted-average interest rate of 5.2 percent, which we pay quarterly.

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

As of April 29, 2011, we were in compliance with these covenants and restrictions. The senior notes also contain customary events of default, the occurrence of which will permit the holders of the notes to accelerate payment of the notes.

As of April 29, 2011, maturities of long-term debt are as follows:

2012	$13,571
2013	38,571
2014	48,571
2015	38,574
2016	5,000
Therafter	5,000

Total	$149,287

We also have unsecured borrowing arrangements with certain banks from which we may borrow up to $120,000, on a short-term basis at floating interest rates. The arrangements are reviewed annually for renewal. During fiscal 2010, total available bank lines of credit were reduced from $165,000 to $120,000. At April 29, 2011, $0 was outstanding under these arrangements. During fiscal 2011, the maximum amount outstanding under these

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

unsecured lines of credit was $41,156, and the average amount outstanding was $14,743 with a weighted-average interest rate of 1.21 percent. During fiscal 2010, the maximum outstanding under these unsecured lines of credit was $83,000 and the average amount outstanding was $55,616 with a weighted-average interest rate of 0.88 percent.

Interest costs of $394; $836; and $933 incurred in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, were capitalized in connection with our construction activities. Interest paid in fiscal 2011, fiscal 2010 and fiscal 2009 was $9,264; $10,972; and $13,620, respectively.

Note 3 —	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of April 29, 2011, and April 30, 2010, were as follows:

	April 29, 2011	April 30, 2010

Deferred tax assets:
Loss on impaired assets	$7,863	$7,760
Self-insurance	7,551	6,776
Vacation pay	1,997	1,909
Stock and deferred compensation plans	19,503	17,039
Accrued bonus	941	1,130
Deferred rent	6,549	6,405
Other	3,071	2,342

Total deferred tax assets	47,475	43,361

Deferred tax liabilities:
Accelerated depreciation/asset disposals	76,077	83,829
Intangible assets	15,223	15,364
Other	2,092	531

Total deferred tax liabilities	93,392	99,724

Net deferred tax liabilities	$45,917	$56,363

Significant components of the provisions for income taxes are as follows:

	2011	2010	2009

Current:
Federal	$31,356	$23,878	$17,356
State	4,600	5,429	3,791

Total current	35,956	29,307	21,147
Deferred:
Federal	(10,140)	(2,470)	(170)
State	(306)	(839)	230

Total deferred	(10,446)	(3,309)	60

Total tax provisions	$25,510	$25,998	$21,207

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Our provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

	2011	2010	2009

Tax at statutory rate	$27,885	$33,714	$5,621
State income tax (net)	2,791	2,983	2,614
Goodwill impairment	—	—	19,657
FICA tip credits	(4,920)	(4,937)	(4,937)
Settlement of state income tax audits (net)	—	(2,534)	(1,172)
Cash surrender value of life insurance	(956)	(1,925)	2,142
Work opportunity tax credits	(769)	(852)	(949)
Limited partnership tax credits	(6)	(83)	(266)
Other	1,485	(368)	(1,503)

Provisions for income taxes	$25,510	$25,998	$21,207

Taxes paid during fiscal 2011, fiscal 2010 and fiscal 2009 were $31,296; $34,167; and $26,480, respectively.

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

In fiscal 2011, the amount of our unrecognized tax benefits increased by $1,936, primarily due to additions based on tax positions related to the current year. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2011	2010	2009

Balance at beginning of fiscal year	$9,086	$11,773	$15,381
Additions based on tax positions related to the current year	2,351	752	404
Additions for tax positions of prior years	—	—	1,260
Reductions for tax positions of prior years	—	—	(1,524)
Reductions due to settlements with taxing authorities	(53)	(2,862)	(1,565)
Reductions due to statute of limitations expiration	(362)	(577)	(2,183)

Balance at end of fiscal year	$11,022	$9,086	$11,773

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of April 29, 2011, and April 30, 2010, was $8,113 and $7,967, respectively. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We reasonably expect to resolve state tax audits in the next 12 months which could result in the recognition of previously unrecognized tax benefits of $500 to $1,800 and would affect the effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits may increase or decrease within the next 12 months for reasons other than the settlement of tax audits. However, we do not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to our consolidated financial statements.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Income. During fiscal 2011, fiscal 2010 and fiscal 2009, we recognized approximately $720, $761 and $283, respectively, of interest and penalties in tax expense. As of April 29, 2011, and April 30, 2010, we had accrued approximately $4,184 and $3,694, respectively, in interest and penalties related to unrecognized tax benefits.

We file United States federal and various state and local income tax returns. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2008 through 2010. Our federal and state income tax return filings generally are subject to a three-year statute of limitations from the date of filing. However, we may grant waivers to taxing authorities to extend the statute of limitations for prior tax years. Based on the status of current audits and the protocol of finalizing audits by relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded unrecognized tax benefits.

Note 4 — Stock-Based Compensation Plans

On September 13, 2010, our stockholders approved the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”). Upon approval, the 2010 Plan became our only plan under which new stock-based compensation can be granted. At April 29, 2011, there were awards outstanding under the 2010 Plan, as well as previous equity plans adopted in 2006, 1998, 1994, 1993 and 1992.

The types of awards that may be granted under the 2010 Plan include: stock options, stock appreciation rights, restricted stock, restricted stock units, cash incentive awards, performance shares, performance units, and other awards. The Compensation Committee of the Board of Directors administers the 2010 Plan, including establishing the terms and conditions of the awards. The 2010 Plan allows the Compensation Committee to make awards to any of our employees, consultants, or non-employee directors. The 2010 Plan imposes various restrictions on awards, including a maximum life of 10 years for stock options and stock appreciation rights and a minimum exercise price equal to the grant date stock price for stock options and stock appreciation rights. The remaining shares available for issue under the 2006 Equity and Cash Incentive Plan (the “2006 Plan”) became available for issuance under the 2010 Plan effective September 13, 2010.

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

In 2006, we adopted a performance incentive plan (“PIP”) designed to align the compensation of executive officers and senior management with our financial and operational performance. The PIP provides for awards of cash, whole shares, restricted shares and stock options, generally vesting over three years. All stock-based awards made under the PIP prior to September 11, 2006, were awarded out of, and in accordance with, the 1998 plan. All

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

PIP stock-based awards made from the period September 12, 2006 to June 22, 2010, were awarded out of, and in accordance with, the 2006 Plan. All PIP stock-based awards made subsequent to that date have been awarded out of, and in accordance with, the 2010 Plan.

In fiscal 2010, we amended the terms of the employment agreement with the chief executive officer (“CEO”). The amended agreement provides for a one-time Long-Term Performance-Based Incentive (the “LTPBI”). The purpose of the LTPBI is to increase stockholder value by establishing additional compensation incentives linked directly to our performance over the five-year period which began in fiscal 2010 and goes through fiscal 2014. The CEO may earn performance shares based on our performance during this five-year period relative to goals set by the Compensation Committee for net income growth and total stockholder return. The number of shares ultimately earned by the CEO will be determined by the Compensation Committee at the end of the five-year period based on the terms of the LTPBI award agreement.

The Compensation — Stock Compensation Topic of the FASB ASC requires that we measure the cost of employee services received in exchange for an equity award, such as stock options or restricted stock awards, based on the fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis. Awards to retirement-eligible employees are subject to immediate expensing in full upon grant. Compensation cost recognized includes: (1) compensation cost for all stock-based awards granted prior to, but not yet fully vested as of April 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of the Compensation — Stock Compensation Topic of the FASB ASC and (2) compensation cost for all stock-based awards granted after April 28, 2006, based on the grant date fair value estimated in accordance with the Compensation — Stock Compensation Topic of the FASB ASC. Total stock-based compensation cost in fiscal 2011, fiscal 2010 and fiscal 2009 was $7,259; $7,530; and $6,775, respectively. The related tax benefit recognized was $2,389; $2,069; and $2,116 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Nearly all of the expense associated with stock-based compensation is reflected in S,G&A expense.

The fair value of each option awarded in fiscal 2011, fiscal 2010 and fiscal 2009 was estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of options granted is based on the historical exercise behavior of full-term options, and the expected volatility is based on the historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. Both expected volatility and the risk-free rate are based on a period commensurate with the expected option term. The expected dividend yield is based on the current dividend, the current market price of our common stock and historical dividend yields.

The following table presents the weighted-average per share fair value of options granted and the weighted-average assumptions used in a Black-Scholes option-pricing model:

	2011	2010	2009

Per share fair value of options	$7.60	$9.73	$8.03
Expected dividend yield	2.57%	2.10%	2.00%
Expected volatility	45.64%	45.86%	32.62%
Risk-free interest rate	1.18%	1.81%	2.97%
Expected term (in years)	3.5	3.4	3.5

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes option-related activity for fiscal 2011:

			Weighted-Average
	Shares		Remaining	Aggregate
	Subject to	Weighted-Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term	Value

Outstanding, April 30, 2010	1,403,463	$29.21
Granted	133,944	26.35
Exercised	(287,240)	24.83
Forfeited or expired	(68,362)	30.14

Outstanding, April 29, 2011	1,181,805	$29.87	4.64	$2,738

Vested and expected to vest, April 29, 2011	1,181,805	$29.87	4.64	$2,738

Exercisable, April 29 2011	932,564	$29.95	3.69	$2,086

As of April 29, 2011, there was $939 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.47 years. The total intrinsic value of options exercised during fiscal 2011, fiscal 2010 and fiscal 2009 was $2,140; $1,644; and $785, respectively. Cash received from the exercise of options was $7,132; $3,588; and $1,755 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The actual tax benefit realized for tax deductions from the exercise of options totaled $404; $417; and $208 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. In fiscal 2011, fiscal 2010 and fiscal 2009, excess tax benefits of $236; $375; and $340, respectively, were classified as financing cash flows in the Consolidated Statements of Cash Flows.

In addition to the shares subject to outstanding options, approximately 3,267,000 shares were available for grant under the 2010 Plan at April 29, 2011.

A summary of the status of our nonvested restricted shares as of April 29, 2011, and changes during fiscal 2011 is presented below:

		Weighted-Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value

Nonvested, April 30, 2010	374,566	$31.73
Granted	340,403	26.55
Vested	(220,613)	29.24
Forfeited	(43,724)	29.40

Nonvested, April 29, 2011	450,632	$29.27

At April 29, 2011, there was $6,339 of unrecognized compensation cost related to nonvested restricted shares. This cost is expected to be recognized over a weighted-average period of 2.96 years. The total fair value of shares that vested during fiscal 2011, fiscal 2010 and fiscal 2009 was $5,973; $7,004; and $6,880, respectively.

Note 5 — Other Compensation Plans

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

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Expenses related to matching contributions to these plans in fiscal 2011, fiscal 2010 and fiscal 2009 were $4,234; $4,738; and $5,089, respectively.

The SERP (see Note 4) provides awards in the form of nonqualified deferred cash compensation. Our expense related to cash contributions to the SERP was $654; $1,751; and $285 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Note 6 — Commitments and Contingencies

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

2012	$24,705
2013	24,327
2014	23,681
2015	22,509
2016	22,457
Thereafter	189,593

Total	$307,272

At April 29, 2011, we had contractual commitments of approximately $43,260 for purchases of inventory and land, restaurant construction and plant equipment additions.

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

Although we believe Mimi’s Café has complied with the California wage and hour laws at issue in the Diaz lawsuit, we elected to resolve the lawsuit voluntarily. In October 2010, we entered into a Memorandum of Understanding with the Diaz class representatives and their legal counsel to settle the lawsuit for $340,000.00, inclusive of payments to class members, enhancements to the class representatives, costs of administration, and plaintiffs’ attorney fees and costs related to the lawsuit. The Alameda County California Superior Court granted preliminary approval of the settlement on December 8, 2010. We recently completed the administration of class notices, and the Alameda County Superior Court granted final approval of the settlement on May 31, 2011. The Court’s final approval order rejected a portion of the class representative enhancements, saving Mimi’s Café $4,500.00 of the settlement amount. Settlement payments are scheduled to be distributed in or around July 2011 and a final accounting hearing is scheduled with the Court on November 14, 2011.

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

Note 7 — Goodwill and Other Intangible Assets

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

The results of the fiscal 2009 impairment test indicated that the carrying value of Mimi’s goodwill was fully impaired. Therefore, we recorded a pretax goodwill impairment charge in the restaurant segment in the third quarter of fiscal 2009 of $56,162, which is included in goodwill and other intangibles impairment in the Consolidated Statements of Income. The fair value of the Mimi’s reporting unit was estimated based on a discounted cash flow model using our business plans and projections for Mimi’s as the basis for expected future cash flows. We believe the assumptions used for the impairment test are consistent with those that a market participant would use. There were no goodwill impairment charges in fiscal 2011 or fiscal 2010.

The carrying amount of goodwill as of the end of fiscal 2011, fiscal 2010 and fiscal 2009 is $1,567.

Intangible assets consist of the Mimi’s restaurant concept that is amortized over a 15-year life and the Mimi’s business trade name that is not amortized. In the third quarter of fiscal 2009, we determined that the other intangible assets were impaired based on the indicators discussed above. Based upon the impairment tests performed at that time, we determined that the business trade name had a fair value of $34,000, compared to a carrying value of $45,800. This resulted in a pretax impairment charge of $11,800, which is included in goodwill and other intangibles impairment in the Consolidated Statements of Income. The fair value of the business trade name was estimated using the relief-from-royalty method, an income approach to valuation. We also reviewed the restaurant concept for impairment. The estimated fair value of the restaurant concept, calculated using a relief-from-royalty method, exceeded its carrying value. Therefore, no impairment charge was recorded related to the Mimi’s restaurant concept. There were no restaurant concept or business trade name impairment charges in fiscal 2011 or fiscal 2010.

Bob Evans Farms, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Intangible assets are summarized below:

	Restaurant	Business
	Concept	Trade Name	Total

April 29 2011, gross carrying amount	$12,300	$34,000	$46,300
Accumulated amortization	(5,603)	—	(5,603)

April 29 2011, net carrying amount	$6,697	$34,000	$40,697

April 30 2010, gross carrying amount	$12,300	$34,000	$46,300
Accumulated amortization	(4,783)	—	(4,783)

April 30 2010, net carrying amount	$7,517	$34,000	$41,517

The amortization expense related to these intangible assets was $820 in each fiscal 2011, fiscal 2010 and fiscal 2009. Amortization expense related to intangible assets for the next five years is expected to be $820 each year.

Note 8 —	Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2011	2010	2011	2010	2011	2010	2011	2010

Net sales	$412,566	$429,480	$417,046	$424,847	$428,594	$429,823	$418,700	$442,654
Gross profit	21,386	25,139	13,910	24,907	25,434	28,393	27,810	27,975
Net income	12,549	16,115	7,790	15,482	15,466	17,967	18,358	20,764
Earnings per share:
Basic	$0.41	$0.52	$0.26	$0.50	$0.51	$0.58	$0.61	$0.68
Diluted	0.41	0.52	0.26	0.50	0.51	0.58	0.60	0.68
Common stock sale prices:
High	$31.76	$32.51	$29.70	$29.53	$34.59	$29.94	$34.06	$33.61
Low	23.18	23.38	24.94	24.81	28.47	25.00	30.08	27.25
Cash dividends paid	$0.18	$0.16	$0.20	$0.16	$0.20	$0.18	$0.20	$0.18

•	Gross profit represents operating income.

•	The fourth quarter of fiscal 2010 is comprised of a 14-week period; all other fiscal quarters presented are comprised of a 13-week period.

•	Total quarterly earnings per share may not equal the annual amount because earnings per share are calculated independently for each quarter.

•	Stock prices are high and low sale prices for our common stock as reported on the NASDAQ Stock Market (trading symbol — BOBE), which is the principal market for our common stock.

•	The number of registered stockholders of our common stock at June 24, 2011, was 20,653.

Note 9 — Industry Segments

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

Information on our industry segments is summarized as follows:

	2011	2010	2009

Net sales
Restaurant operations	$1,356,933	$1,411,092	$1,439,090
Food products	333,606	327,674	327,153

	1,690,539	1,738,766	1,766,243
Intersegment net sales of food products	(13,633)	(11,962)	(15,731)

Total	$1,676,906	$1,726,804	$1,750,512

Operating Income
Restaurant operations	$65,769	$85,144	$12,796
Food products	22,771	21,270	15,571

Total	$88,540	$106,414	$28,367

Depreciation and Amortization Expense
Restaurant operations	$73,063	$74,436	$73,877
Food products	10,085	9,552	8,057

Total	$83,148	$83,988	$81,934

Capital Expenditures
Restaurant operations	$36,305	$33,355	$75,784
Food products	7,682	17,911	20,201

Total	$43,987	$51,266	$95,985

Identifiable Assets
Restaurant operations	$963,910	$958,043	$1,021,342
Food products	91,931	116,639	117,907

	1,055,841	1,074,682	1,139,249
General corporate assets	38,480	34,207	27,148

Total	$1,094,321	$1,108,889	$1,166,397

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

With our supervision, management assessed our internal control over financial reporting as of April 29, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included the evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

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

/s/ Steven A. Davis	/s/ Paul F. DeSantis
Steven A. Davis	Paul F. DeSantis
Chief Executive Officer	Chief Financial Officer

June 28, 2011

Report of Independent Registered Public Accounting Firm

  To the Shareholders and Board of Directors of Bob Evans Farms, Inc.:

We have audited Bob Evans Farms, Inc.’s internal control over financial reporting as of April 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Bob Evans Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bob Evans Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 29, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Bob Evans Farms, Inc. and our report dated June 28, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Columbus, Ohio
June 28, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bob Evans Farms, Inc.:

We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 29, 2011, and April 30, 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended April 29, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. and subsidiaries at April 29, 2011, and April 30, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 29, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bob Evans Farms, Inc.’s internal control over financial reporting as of April 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 28, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Columbus, Ohio
June 28, 2011

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 29, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in our definitive proxy statement relating to the annual meeting of stockholders to be held on August 23, 2011 (the “2011 Proxy Statement”), under “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “PROPOSAL 1: ELECTION OF DIRECTORS,” and “CORPORATE GOVERNANCE” under the subcaption “Directors Serving on Boards of Other Public Companies” is incorporated herein by reference.

The information regarding our executive officers required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Supplemental Item — Executive Officers of Bob Evans Farms, Inc.”

Information concerning our Audit Committee and the determination by our Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference to the information contained in our 2011 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaptions “Board Committees and Charters” and “Board Committees and Charters — Audit Committee.”

Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2011 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaption “Board Committees and Charters — Nominating and Corporate Governance Committee.”

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

Set forth below is a list of our directors, and their principal occupations, as of June 24, 2011:

Name	Principal Occupation

Larry C. Corbin	Retired Interim Chief Executive Officer and President of Bob Evans Farms, Inc.
Steven A. Davis	Chairman of the Board and Chief Executive Officer of Bob Evans Farms, Inc.
Michael J. Gasser	Chairman of the Board, Chief Executive Officer and President of Greif, Inc., a manufacturer of shipping containers and containerboard, Delaware, Ohio
Dr. E. Gordon Gee	President of The Ohio State University
E.W. (Bill) Ingram III	President and Chief Executive Officer of White Castle System, Inc., a quick-service hamburger chain, Columbus, Ohio
Cheryl L. Krueger	Chief Executive Officer of Krueger & Co., a strategic business consulting company, Columbus, Ohio
G. Robert Lucas II	Trustee of The Jeffrey Trusts, trusts for the descendants of Joseph A. Jeffrey, Columbus, Ohio
Eileen A. Mallesch	Retired; Senior Vice President, Chief Financial Officer: Nationwide Property & Casualty Insurance, Nationwide Insurance, Columbus, Ohio
Bryan G. Stockton	Chief Operating Officer of Mattel, Inc., an international toy company, El Segundo, California
Paul S. Williams	Partner, Major, Lindsey and Africa, a legal executive search firm, Chicago, Illinois

Item 11.	Executive Compensation

Information regarding the compensation of our Board of Directors is incorporated by reference to the information contained in our 2011 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaption “Director Compensation for Fiscal 2011.”

Information regarding the compensation of our executive officers is incorporated by reference to the information contained in our 2011 Proxy Statement under “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT” and “EXECUTIVE COMPENSATION” (including the information appearing under the subcaptions “Summary Compensation Table for Fiscal 2011, 2010 and 2009,” “All Other Compensation Table for Fiscal 2011,” “Grants of Plan-Based Awards in Fiscal 2011,” “Outstanding Equity Awards at 2011 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2011,” “Nonqualified Deferred Compensation,” “Nonqualified Deferred Compensation Table for Fiscal 2011,” “Change in

Control an Severance Arrangements,” “Employment Agreement — Steven Davis” and “Potential Payouts upon Termination or Change-in-Control”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained in the 2011 Proxy Statement under “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Equity Compensation Plan Information

In September 2010, our stockholders approved the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”). Currently, the 2010 Plan is the only plan under which we may issue equity securities to our directors, officers and employees. As of April 29, 2011, a number of awards were outstanding under the 2010 Plan and our previous equity plans, including:

•	the Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan (the “1992 Stock Option Plan”);

•	the Bob Evans Farms, Inc. First Amended and Restated 1993 Long Term Incentive Plan for Managers (the “1993 LTIP”);

•	the Bob Evans Farms, Inc. First Amended and Restated 1994 Long Term Incentive Plan (the “1994 LTIP”);

•	the Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan (the “1998 Stock Option Plan”); and

•	the Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan (the “2006 Plan”).

Our stockholders approved all of our previous equity plans. These plans were terminated as to new awards when our stockholders adopted the 2010 Plan. Any shares that were available for issuance under our previous equity plans at the time they were terminated became available for issuance under the 2010 Plan.

The following table shows, as of April 29, 2011, the number of shares of common stock issuable upon exercise of outstanding options, the weighted-average exercise price of those options and the number of shares of common stock remaining for future issuance under the 2010 Plan, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)	(c)
Number of Securities
	Number of			Remaining Available for
	Securities to be		Weighted-Average	Future Issuance Under
	Issued Upon		Exercise Price of	Equity Compensation
	Exercise of		Outstanding	Plans (Excluding
	Options, Warrants		Options, Warrants	Securities
Plan category	and Rights		and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	1,181,805	(1)	$29.87	3,266,596	(2)

Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,181,805		$29.87	3,266,596

(1)	Includes:

•	12,933 common shares issuable upon exercise of options granted under the 1992 Stock Option Plan;

•	2,104 common shares issuable upon exercise of options granted under the 1994 LTIP;

•	650,573 common shares issuable upon exercise of options granted under the 1998 Stock Option Plan; and

•	516,195 common shares issuable upon exercise of options granted under the 2006 Plan.

(2)	Represents shares available for issuance under the 2010 Plan, including 898,978 shares that were made available for issuance under the 2010 Plan when the 1992 Stock Option Plan, 1993 LTIP, the 1998 Stock Option Plan, and the 2006 Plan were terminated, as well as shares that became available for issuance under the 2010 Plan when outstanding awards under the 1992 Stock Option Plan, 1993 LTIP, the 1998 Stock Option Plan and the 2006 Plan expired or were otherwise forfeited. Shares available for future issuance under the 2010 Plan may be granted in the form of incentive stock options, nonqualified stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights or whole shares.

In addition, as of April 29, 2011, there were 450,632 shares of restricted stock outstanding, consisting of 59,863 shares granted under the 1993 LTIP, 358,387 shares granted under the 2006 Plan, and 32,382 shares granted under the 2010 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2011 Proxy Statement under the captions “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE” under the subcaption “Director Independence” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the 2011 Proxy Statement under “PROPOSAL 7: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” under the subcaptions “Preapproval of Services Performed by the Independent Registered Public Accounting Firm” and “Fees of the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of Bob Evans Farms, Inc. and subsidiaries are filed as part of this Annual Report on Form 10-K under Item 8 hereof:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Balance Sheets at April 29, 2011, and April 30, 2010

•	Consolidated Statements of Income for the fiscal years ended April 29, 2011, April 30, 2010, and April 24, 2009

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 29, 2011, April 30, 2010, and April 24, 2009

•	Consolidated Statements of Cash Flows for the fiscal years ended April 29, 2011, April 30, 2010, and April 24, 2009

•	Notes to Consolidated Financial Statements

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

BOB EVANS FARMS, INC.

June 28, 2011	By: /s/ Paul F. DeSantis Paul F. DeSantis Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven A. Davis Steven A. Davis	Chairman of the Board and Chief Executive Officer (principal executive officer)	June 28, 2011
/s/ Paul F. DeSantis Paul F. DeSantis	Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer and principal accounting officer)	June 28, 2011
* Larry C. Corbin	Director	June 28, 2011
* Michael J. Gasser	Director	June 28, 2011
* Dr. E. Gordon Gee	Director	June 28, 2011
* E.W. (Bill) Ingram III	Director	June 28, 2011
* Cheryl L. Krueger	Director	June 28, 2011
* G. Robert Lucas II	Director	June 28, 2011
* Eileen A. Mallesch	Director	June 28, 2011
* Bryan G. Stockton	Director	June 28, 2011
* Paul S. Williams	Director	June 28, 2011

*	By Mary L. Garceau pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

/s/ Mary L. Garceau
Mary L. Garceau
Vice President, General Counsel and
Corporate Secretary

BOB EVANS FARMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED APRIL 29, 2011

Exhibit
Number	Description	Location

3.1	Restated Certificate of Incorporation of company reflecting amendments through Aug. 10, 1993. [This document represents the Company’s Certificate of Incorporation in restated format incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]	Incorporated herein by reference to Exhibit 3.1 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)
3.2	Amended and Restated By-Laws of Bob Evans Farms, Inc. (As amended November 19, 2008)	Incorporated herein by reference to Exhibit 3.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed November 24, 2008 (File No. 0-1667)
4.1	Note Purchase Agreement, dated as of July 28, 2004, by and among Bob Evans Farms, Inc., BEF Holding Co., Inc. and the purchasers of the notes set forth on the signature pages thereto	Incorporated herein by reference to Exhibit 4(a) to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 29, 2004 (File No. 0-1667)
4.2	Subsidiary Guaranty, dated as of July 28, 2004, by Mimi’s Cafe, LLC	Incorporated herein by reference to Exhibit 4(b) to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 29, 2004 (File No. 0-1667)
4.3	First Amendment, dated as of January 15, 2005, to Note Purchase Agreement, dated as of July 28, 2004, by and between Bob Evans Farms, Inc. and the purchasers named therein	Incorporated herein by reference to Exhibit 4.3 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 2009 (File No. 0-1667)
4.4	Second Amendment, dated as of February 24, 2009, to Note Purchase Agreement, dated as of July 28, 2004, by and between Bob Evans Farms, Inc. and the purchasers named therein	Incorporated herein by reference to Exhibit 4.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-1667)
4.5	Note Purchase Agreement, dated July 28, 2008, by and among Bob Evans Farms, Inc., BEF Holding Co., Inc. and the Purchases named therein	Incorporated herein by reference to Exhibit 4.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed July 31, 2008 (File No. 0-1667)
4.6	Subsidiary Guaranty, dated as of July 28, 2008, by Mimi’s Café, LLC	Incorporated herein by reference to Exhibit 4.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed July 31, 2008 (File No. 0-1667)
4.7	First Amendment, dated as of February 24, 2009, to Note Purchase Agreement, dated as of July 28, 2008, by and between Bob Evans Farms, Inc. and the Purchasers named therein	Incorporated herein by reference to Exhibit 4.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-1667)
10.1	$45.0 Million Line of Credit Note from Bob Evans Farms, Inc. to JPMorgan Chase Bank, N.A. dated as of December 1, 2010	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 2, 2010 (File No. 0-1667)
10.2	Continuing Guaranty of Bob Evans Farms, Inc. to JPMorgan Chase Bank, N.A. dated as of September 30, 2008	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed October 6, 2008 (File No. 0-1667)
10.3	Reaffirmation to Guaranty of Bob Evans Farms, Inc. to JPMorgan Chase Bank, N.A. dated as of December 1, 2010	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 2, 2010 (File No. 0-1667)
10.4	Continuing Guaranty of Mimi’s Café, LLC to JPMorgan Chase Bank, N.A. dated as of September 30, 2008	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed October 6, 2008 (File No. 0-1667)

Exhibit
Number		Description	Location

10.5		Reaffirmation to Guaranty of Mimi’s Café, LLC to JPMorgan Chase Bank, N.A. dated as of December 1, 2010	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 2, 2010 (File No. 0-1667)
10.6		$75.0 Million Line of Credit Note from Bob Evans Farms, Inc. to PNC Bank, National Association dated as of April 20, 2010	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 22, 2010 (File No. 0-1667)
10.7		Parent Guaranty from Bob Evans Farms, Inc. to PNC Bank, National Association dated as of April 20, 2010	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 22, 2010 (File No. 0-1667)
10.8		Guaranty from Mimi’s Café, LLC to PNC Bank, National Association dated as of April 20, 2010	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 22, 2010 (File No. 0-1667)
10.9		Amendment to Loan Documents by and between Bob Evans Farms, Inc., an Ohio Corporation and PNC Bank, National Association dated March 29, 2011	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed March 29, 2011 (File No. 0-1667)
10.10		Consent of Guarantor by Mimi’s Café, LLC, a Delaware limited liability company, and Bob Evans Farms, Inc., a Delaware Corporation dated March 29, 2011	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed March 29, 2011 (File No. 0-1667)
Amended and Restated Employment Agreement
*10	.11	Second Amended and Restated Employment Agreement, dated December 29, 2010, by and between Bob Evans Farms, Inc. and Steven A. Davis	Filed herewith
Bob Evans Farms, Inc. CEO Long-Term Performance-Based Incentive Award Program
*10	.12	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan CEO Long-Term Performance-Based Incentive Award Program (Terms and Conditions for the Five-Year Performance Period from Fiscal Year 2010 through Fiscal Year 2014)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 2009 (File No. 0-1667)
*10	.13	Form of Bob Evans Farms, Inc. CEO Long-Term Performance-Based Incentive Award Program Performance Share Award Agreement	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 2009 (File No. 0-1667)
Change in Control and Severance Plan
*10	.14	Bob Evans Farms, Inc. Change in Control and Severance Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed November 23, 2010 (File No. 0-1667)
Executive Deferral Program
*10	.15	Bob Evans Farms, Inc. and Affiliates Fourth Amended and Restated Executive Deferral Program	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 2, 2010 (File No. 0-1667)
Third Amended and Restated Supplemental Executive Retirement Plan
*10	.16	Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)

Exhibit
Number		Description	Location

*10	.17	First Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended July 24, 2009 (File No. 0-1667)
*10	.18	Second Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan (effective as of August 24, 2010)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended July 30, 2010 (File No. 0-1667)
Director Medical Reimbursement Program
*10	.19	Bob Evans Farms, Inc. Director Medical Reimbursement Program effective as of January 1, 2008	Incorporated herein by reference to Exhibit 10.15 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009 (File No. 0-1667)
Executive Compensation Recoupment Policy
*10	.20	Bob Evans Farms, Inc. Executive Compensation Recoupment Policy Adopted February 17, 2009	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated June 12, 2009 (File No. 0-1667)
*10	.21	Form of Executive Recoupment Policy Acknowledgement and Agreement	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated June 12, 2009 (File No. 0-1667)
2010 Director Deferral Program
*10	.22	Bob Evans Farms, Inc. 2010 Director Deferral Program effective May 26, 2010	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 2, 2010 (File No. 0-1667)
1992 Nonqualified Stock Option Plan
*10	.23	Bob Evans Farms, Inc. 1992 Nonqualified Stock Option Plan (effective for options granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(j) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 1992 (File No. 0-1667)
*10	.24	Bob Evans Farms, Inc. First Amended and Restated 1992 Nonqualified Stock Option Plan (effective for options granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(o) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10	.25	Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan (effective as of November 14, 2007)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.26	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.11 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 4, 2009 (File No. 0-1667)
1993 Long Term Incentive Plan for Managers
*10	.27	Bob Evans Farms, Inc. 1993 Long Term Incentive Plan for Managers	Filed herewith
*10	.28	Cash Award Notice and Agreement — Performance Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.29	Restricted Stock Award Notice and Agreement — First Amended and Restated 1993 Long Term Incentive Plan for Managers (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

Exhibit
Number		Description	Location

*10	.30	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 1 participants who are not eligible to retire)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.31	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 1 participants who are eligible to retire)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.32	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 2 participants who are not eligible to retire)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.33	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 2 participants who are eligible to retire)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
1994 Long Term Incentive Plan
*10	.34	Bob Evans Farms, Inc. 1994 Long Term Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(n) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 1994 (File No. 0-1667)
*10	.35	Bob Evans Farms, Inc. First Amended and Restated 1994 Long Term Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(q) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
1998 Stock Option and Incentive Plan
*10	.36	Bob Evans Farms, Inc. 1998 Stock Option and Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 4(f) to Bob Evans Farms, Inc.’s Registration Statement on Form S-8 filed March 22, 1999 (Registration No. 333-74829)
*10	.37	Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(s) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10	.38	Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.39	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.12 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009 (File No. 0-1667)
*10	.40	Form of Incentive Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.23 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)
*10	.41	Form of Nonqualified Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.24 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)

Exhibit
Number		Description	Location

*10	.42	Form of Restricted Stock Award Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.25 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)
*10	.43	Nonqualified Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.44	Incentive Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.45	Restricted Stock Award Notice and Agreement (Director) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.46	Restricted Stock Award Notice and Agreement (Employee) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.47	Bob Evans Farms, Inc. 1993 Long Term Incentive Plan for Managers	Filed herewith
*10	.48	Cash Award Notice and Agreement — Performance Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.49	Restricted Stock Award Notice and Agreement — First Amended and Restated 1993 Long Term Incentive Plan for Managers (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10	.50	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 1 participants who are not eligible to retire)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.51	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 1 participants who are eligible to retire)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.52	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 2 participants who are not eligible to retire)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
*10	.53	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 2 participants who are eligible to retire)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)
2006 Equity and Cash Incentive Plan
*10	.54	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 14, 2006 (File No. 0-1667)

Exhibit
Number		Description	Location

*10	.55	Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10	.56	First Amendment to the Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.13 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009 (File No. 0-1667)
*10	.57	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Incentive Stock Option Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10	.58	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Nonqualified Stock Option Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10	.59	Form of Bob Evans Farms, Inc. 2006 Annual Bonus Award Agreement (For Employees)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10	.60	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.61	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.62	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees — General)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.63	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10	.64	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10	.65	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Cash Based Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K/A dated June 15, 2007 (File No. 0-1667)
*10	.66	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan CEO Long-Term Performance-Based Incentive Award Program (Terms and Conditions for the Five-Year Performance Period from Fiscal Year 2010 through Fiscal Year 2014)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 2009 (File No. 0-1667)
2010 Equity and Cash Incentive Plan
*10	.67	Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Form S-8 Registration Statement filed September 13, 2010 (333-169350) (File No. 0-1667)

Exhibit
Number		Description	Location

*10	.68	Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Other Stock-Based (Whole Share) Award Agreement (For Directors)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Form S-8 Registration Statement filed September 13, 2010 (333-169350) (File No. 0-1667)
*10	.69	Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Directors)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Form S-8 Registration Statement filed September 13, 2010 (333-169350) (File No. 0-1667)
*10	.70	Form of Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan Restricted Stock and Restricted Stock Unit Award Agreement (For Employees)	Filed herewith
21		Subsidiaries of Bob Evans Farms, Inc.	Filed herewith
23		Consent of Independent Registered Public Accounting Firm	Filed herewith
24		Powers of Attorney of Directors and Executive Officers	Filed herewith
31.1		Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2		Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1		Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.2		Section 1350 Certification (Principal Financial Officer)	Filed herewith
101	.INS	XBRL Instance Document	**
101	.SCH	XBRL Taxonomy Extension Schema Document	**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101	.PRE	XBRL Taxonomy Presentation Linkbase Document	**
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

*	Denotes management contract or compensatory plan or agreement.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be furnished and not filed herewith.