Form 10-Q
period 2011-07-29
BOB EVANS FARMS INC
filed 2011-09-02
CIK 33769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 26, 2011, the registrant had 30,332,399 common shares outstanding.

BOB EVANS FARMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	Dollars in thousands
	Unaudited July 29, 2011	April 29, 2011
Assets
Current Assets
Cash and equivalents	$59,937	$57,730
Accounts receivable	21,823	26,043
Inventories	22,639	23,526
Deferred income taxes	10,860	10,860
Prepaid expenses	3,901	1,446

Total Current Assets	119,160	119,605

Property, Plant and Equipment	1,679,474	1,672,192
Less accumulated depreciation	789,807	771,314

Net Property, Plant and Equipment	889,667	900,878

Other Assets
Deposits and other	2,460	3,954
Long-term investments	27,924	27,620
Goodwill	1,567	1,567
Other intangible assets	40,492	40,697

Total Other Assets	72,443	73,838

	$1,081,270	$1,094,321

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	38,571	13,571
Accounts payable	29,320	30,418
Federal and state income taxes	4,838	10,793
Accrued nonincome taxes	19,072	20,519
Accrued wages and related liabilities	29,309	36,024
Self-insurance	27,088	26,058
Deferred revenue	14,186	16,289
Other accrued expenses	16,708	17,440

Total Current Liabilities	179,092	171,112

Long-Term Liabilities
Deferred compensation	30,630	29,685
Federal and state income taxes	12,446	12,443
Deferred income taxes	56,777	56,777
Deferred rent	24,470	24,478
Long-term debt	97,145	135,716

Total Long-Term Liabilities	221,468	259,099

Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at July 29, 2011, and April 29, 2011	426	426
Capital in excess of par value	192,265	188,736
Retained earnings	830,327	818,561
Treasury stock, 12,166,012 shares at July 29, 2011, and 12,409,338 shares at April 29, 2011, at cost	(342,308)	(343,613)

Total Stockholders’ Equity	680,710	664,110

	$1,081,270	$1,094,321

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended
	July 29, 2011	July 30, 2010
Net Sales	$405,361	$412,566
Cost of sales	121,087	122,169
Operating wage and fringe benefit expenses	133,423	144,098
Other operating expenses	67,251	68,374
Selling, general and administrative expenses	35,726	35,763
Depreciation and amortization expense	20,379	20,776

Operating Income	27,495	21,386
Net interest expense	2,111	2,498

Income Before Income Taxes	25,384	18,888
Provision for income taxes	7,572	6,339

Net Income	$17,812	$12,549

Earnings Per Share – Basic	$0.59	$0.41

Earnings Per Share – Diluted	$0.59	$0.41

Cash Dividends Paid Per Share	$0.20	$0.18

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	(Dollars in thousands)
	Three Months Ended
	July 29, 2011	July 30, 2010
Operating activities:
Net income	$17,812	$12,549

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,379	20,776
(Gain) loss on disposal/impairment of assets	(3)	75
(Gain) loss on long-term investments	(19)	1,750
Deferred compensation	945	(383)
Compensation expense attributable to stock plans	1,366	3,188
Deferred income taxes	—	(91)
Deferred rent	(8)	67
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	4,220	(4,259)
Inventories	887	2,189
Prepaid expenses	(2,455)	(2,439)
Accounts payable	(1,098)	3,541
Federal and state income taxes	(5,861)	(966)
Accrued wages and related liabilities	(6,715)	(8,188)
Self-insurance	1,030	115
Accrued nonincome taxes	(1,447)	(1,099)
Deferred revenue	(2,103)	(1,347)
Other accrued expenses	(732)	2,794

Net cash provided by operating activities	26,198	28,272

Investing activities:
Purchase of property, plant and equipment	(10,090)	(9,048)
Proceeds from sale of property, plant and equipment	1,131	609
Purchase of long-term investments	(286)	(1,342)
Other	1,494	(442)

Net cash used in investing activities	(7,751)	(10,223)

Financing activities:
Cash dividends paid	(6,046)	(5,468)
Proceeds from lines of credit	—	18,000
Principal payments on long-term debt	(13,571)	(26,905)
Purchase of treasury stock	(1,656)	(4,356)
Proceeds from issuance of treasury stock	5,768	232
Cash proceeds from exercise of stock-based compensation awards	(1,139)	(1,070)
Excess tax benefits from stock-based compensation	404	3

Net cash used in financing activities	(16,240)	(19,564)

Increase (decrease) in cash and equivalents	2,207	(1,515)
Cash and equivalents at the beginning of the period	57,730	17,535

Cash and equivalents at the end of the period	$59,937	$16,020

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

Unaudited Consolidated Financial Statements: The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. Except as described in this Form 10-Q, no significant changes have occurred in the financial disclosures made in our Form 10-K for the fiscal year ended April 29, 2011 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements). Dollars are in thousands, except per share amounts.

Earnings Per Share: Basic earnings-per-share computations are based on the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings-per-share calculations reflect the assumed exercise and conversion of employee stock options.

The numerator in calculating both basic and diluted earnings per share for each period was reported net income. The denominator was based on the weighted-average number of common shares outstanding. See Note 2.

Stock-Based Compensation: We account for stock-based compensation in accordance with the Compensation-Stock Compensation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Accordingly, stock-based compensation is measured on the fair value of the award on the grant date and is recognized over the vesting period of the award on a straight-line basis. The Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (“2010 Plan”) awards to retirement eligible employees are no longer subject to immediate expensing in full as of the date of the grant. Awards to retirement eligible employees are recognized over the vesting period of the award on a straight-line basis.

Industry Segments: We have two reportable segments: restaurants and foods. The restaurant reportable segment consists of Bob Evans Restaurants and Mimi’s, which are aggregated in accordance with the authoritative guidance included in the Segment Reporting Topic of the FASB ASC.

Financial Instruments: The fair values of our financial statements (other than long-term debt) approximated their carrying values at July 29, 2011. We estimated the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes.

Reclassifications: Certain prior year amounts have been reclassified to conform to the fiscal 2012 classification.

New Accounting Pronouncements: The FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures regarding transfers between fair value hierarchy levels and a reconciliation of fair value hierarchy measurements based on unobservable market inputs. The guidance relating to additional disclosures regarding transfers between fair value hierarchy levels was effective for our fiscal year 2011. The guidance is effective for annual reporting periods beginning after December 15, 2010 (our first quarter of fiscal 2012) for the reconciliation of fair value hierarchy measurements based on unobservable market inputs. The effect of this guidance on future periods will depend on the nature and significance of any fair value measurements we subsequently make that are subject to this guidance. We did not have any transfers between fair value hierarchy levels in the first quarter of fiscal 2012 or in 2011.

2. Earnings Per Share

The denominator in the earnings per share calculation, as described more fully in Note 1, was based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended
	July 29, 2011	July 30, 2010
Basic	30,318	30,445
Effect of dilutive stock options	119	61

Diluted	30,437	30,506

3. Stock-Based Compensation

Total stock-based compensation expense, in thousands, of $1,366 and $3,224 for the first quarters of fiscal 2012 and 2011, respectively, is included in the Consolidated Statements of Income. The decrease in stock-based compensation expense is due to discontinuing accelerated vesting of retirement eligible stock grants in fiscal year 2012.

4. Industry Segments

Information on our operating segments is summarized as follows:

	(in thousands)
	Three Months Ended
	July 29, 2011	July 30, 2010
Sales
Restaurant	$333,153	$343,085
Foods	75,426	72,611

	408,579	415,696
Intersegment sales of food products	(3,218)	(3,130)

Total	$405,361	$412,566

Operating income
Restaurant	$21,852	$21,357
Foods	5,643	29

Total	$27,495	$21,386

5. Taxes

The combined federal and state income tax rates were 29.8% in the first quarter of fiscal 2012 versus 33.6% in the corresponding period a year ago.

Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year and includes the impact of discrete items for the quarter. The lower tax rate for fiscal 2012 was primarily the result of items involving settlements with certain state taxing authorities and other items.

6. Financial Instruments

At July 29, 2011, the estimated fair value of our long-term debt, in thousands, approximated $145,564 compared to a carrying amount of $135,716.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General Overview

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “Company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. The following terms used herein are registered trademarks or service marks of Bob Evans: Bob Evans®, Bob Evans Restaurants®, Bob Evans Special Touch®, Best Brand BuildersSM, Mimi’s®, Mimi’s Café®, Owens® and Taste of the Farm®.

As of July 29, 2011, we owned and operated 708 full-service restaurants, including 563 Bob Evans Restaurants in 18 states and 145 Mimi’s Cafés (“Mimi’s”) in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s® are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. We also produce and distribute pork sausage products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. Revenue in the foods segment is generally recognized when products are shipped to our customers’ warehouses. All revenue is presented net of sales tax collections.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This MD&A and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this MD&A that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2011, under the heading “Item 1A – Risk Factors.” We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made. Any further disclosures we make in our filings with the SEC should also be consulted.

The following table reflects data for our first fiscal quarter ended July 29, 2011, compared to the prior year’s first fiscal quarter ended July 30, 2010. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments – restaurant and foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

(dollars in thousands)	Consolidated Results		Restaurant Segment		Foods Segment
	Q1 2012	Q1 2011	Q1 2012	Q1 2011	Q1 2012	Q1 2011
Net sales	$405,361	$412,566	$333,153	$343,085	$72,208	$69,481
Operating income	$27,495	$21,386	$21,852	$21,357	$5,643	$29

Cost of sales	29.9%	29.6%	24.5%	24.0%	54.4%	57.3%
Operating wages	32.9%	34.9%	37.9%	39.4%	10.0%	13.2%
Other operating	16.6%	16.6%	18.8%	18.8%	6.3%	5.5%
S,G&A	8.8%	8.7%	6.7%	6.3%	18.6%	20.4%
Depr. & amort.	5.0%	5.0%	5.5%	5.3%	2.9%	3.6%

Operating income	6.8%	5.2%	6.6%	6.2%	7.8%	0.0%

Restaurant Segment Overview

The ongoing industry-wide factors most relevant to our restaurant segment include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather. For the first quarter of fiscal 2012, the factor that had the greatest positive impact on our restaurant segment performance was due to a reduction in labor hours and lower health insurance claims. The factors that had the greatest negative impact were high commodity costs and lower same-store sales at Bob Evans Restaurants and Mimi’s.

In the first quarter of fiscal 2012, same-store sales decreased 1.8% at Bob Evans Restaurants and decreased 4.8% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income increased $0.5 million in the first quarter of fiscal 2012 compared to the corresponding period last year. The decline in same-store sales is due to a decline in customer traffic in our restaurants. We remain focused on improving same-store sales at Bob Evans Restaurants and Mimi’s in a challenging economic environment. We are also continuing our efforts to control labor and food costs, where possible, which can be effective in mitigating the impact of negative leverage from lower same-store sales. Our goal is to drive incremental profitable traffic in our restaurants.

Foods Segment Overview

The ongoing industry-wide factors most relevant to our foods segment include: sow availability and costs and other commodity costs, transportation and energy costs, competition, governmental regulations, food safety, the economy and consumer acceptance. In the first quarter of fiscal 2012, net sales increased significantly, $2.7 million, and pounds sold of comparable products decreased 4%, compared to the corresponding period last year.

Operating income in the foods segment increased significantly, up $5.6 million, in the first quarter of fiscal 2012 compared to the corresponding period last year. Sow costs represent a significant part of the foods segment’s cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. In the first quarter of fiscal 2012, average sow costs decreased 4.1% compared with the corresponding period last year. The increase in operating income is mainly due to pricing actions coupled with a significant decrease in promotional discounts (recorded as a reduction of net sales in the Consolidated Statements of Income), as well as the closure of two fresh sausage operations in the second quarter of fiscal year 2011 and a decrease in sow costs. Partially offsetting these was a decrease in comparable pounds sold.

Sales

Consolidated net sales decreased 1.7% to $405.4 million in the first quarter of fiscal 2012 compared to $412.6 million in the corresponding period last year. The net sales decrease was comprised of a decrease in the restaurant segment of $9.9 million and an increase in the foods segment of $2.7 million. Restaurant sales accounted for 82.2% of consolidated net sales in the first quarter of fiscal 2012.

Restaurant sales decreased $9.9 million, or 2.9%, in the first quarter of fiscal 2012 compared to the corresponding period last year. The sales decrease in the first quarter was primarily due to negative same-store sales at both of our restaurant concepts.

Bob Evans Restaurants experienced a same-store sales decrease of 1.8% in the first quarter of fiscal 2012, which included an average menu price increase of 1.3%. Mimi’s experienced a same-store sales decrease of 4.8% in the first quarter of fiscal 2012, which included an average menu price increase of 4.2%.

Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation. Stores are not excluded if they are closed for our ongoing Bob Evans “Farm Fresh Refreshes”.

The following chart summarizes the restaurant openings and closings during the last five quarters for Bob Evans Restaurants and Mimi’s:

Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2012
1st quarter	563	—	—	563

Fiscal 2011
1st quarter	569	—	—	569
2nd quarter	569	—	—	569
3rd quarter	569	—	—	569
4th quarter	569	2	8	563

Mimi’s:

	Beginning	Opened	Closed	Ending
Fiscal 2012
1st quarter	145	—	—	145

Fiscal 2011
1st quarter	146	—	1	145
2nd quarter	145	—	—	145
3rd quarter	145	—	—	145
4th quarter	145	—	—	145

Consolidated Restaurants:
	Beginning	Opened	Closed	Ending
Fiscal 2012
1st quarter	708	—	—	708

Fiscal 2011
1st quarter	715	—	1	714
2nd quarter	714	—	—	714
3rd quarter	714	—	—	714
4th quarter	714	2	8	708

In the first quarter of fiscal 2012, we did not open any new Bob Evans Restaurants or Mimi’s. We expect to open at least six new Bob Evans Restaurants in fiscal 2012. We also plan to rebuild three existing Bob Evans Restaurants in fiscal 2012. Based on positive returns and sustained same-store sales of our “Farm Fresh Refresh” remodel program, we expanded our initial number of remodels from 56 Bob Evans Restaurants to 86 Bob Evans Restaurants in fiscal 2012. In fiscal 2012, we do not expect to open, rebuild or remodel any new Mimi’s restaurants.

We are still evaluating the performance of the Mimi’s we remodeled in fiscal year 2011 to determine if the investment meets our return-on-investment expectations.

The foods segment experienced a sales increase of $2.7 million, or 3.9%, in the first quarter of fiscal 2012 compared to the corresponding period a year ago. In the first quarter of fiscal 2012, we experienced a 4% decrease in comparable pounds sold. Comparable pounds sold is calculated using the same products in both periods and excludes new products. We believe the decrease in the volume of pounds sold was due to our decision to reduce the amount of promotional discounts on pork sausage products provided to retailers. This $1.7 million, or 17.5%, year-over-year decrease in the amount of promotional discounts partially offset the adverse impact of the decrease in the volume of comparable pounds sold. We anticipate sow costs for all of fiscal 2012 to average our guidance range of $60 to $65 per hundredweight. We intend to grow our foods segment, both organically through new product introductions and by expanding our retail distribution, as well with acquisition opportunities that play to our strength in sausage and sides.

Cost of Sales

Consolidated cost of sales (cost of materials) was 29.9% of sales in the first quarter of fiscal 2012 compared to 29.6% in the corresponding period a year ago.

In fiscal 2012, restaurant segment cost of sales (predominantly food cost) was 24.5% of sales in the first quarter compared to 24.0% of sales in the corresponding period last year. The increase in restaurant segment cost of sales as a percent of sales in fiscal 2012 was attributable to deleverage caused by same-store sales declines in both of our restaurant concepts and higher commodity costs, partially offset by the benefit of actual versus theoretical food cost programs implemented at both restaurant concepts.

The foods segment cost of sales ratio was 54.4% of sales in the first quarter of 2012 versus 57.3% of sales in the corresponding period a year ago. The decrease in the foods segment cost of sales ratio in the first quarter was due primarily to a 4.1% decrease in sow costs this quarter versus the corresponding period last year, as well as higher net selling prices per pound. Sow costs averaged $57.06 per hundredweight in the first quarter of fiscal 2012 compared to $59.52 per hundredweight in the first quarter of fiscal 2011.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) were 32.9% of sales in the first quarter of fiscal 2012 compared to 34.9% in the corresponding period last year. In the first quarter of fiscal 2012, the operating wage ratio decreased in both the restaurant segment and in the foods segment compared to the corresponding period last year.

In the restaurant segment, operating wages were 37.9% of sales in the first quarter of fiscal 2012 compared to 39.4% in the corresponding period last year. The operating wage ratio in the first quarter decreased due to a reduction in labor hours and lower health insurance claims, partially offset by the negative leverage due to same-store sales declines at both Bob Evans Restaurants and Mimi’s.

In the foods segment, operating wages were 10.0% of sales in the first quarter of fiscal 2012 compared to 13.2% of sales in the corresponding period last year. The decrease in the operating wage ratio was due to cost reductions from the closure of two fresh sausage operations and our lean manufacturing productivity initiatives implemented in the second quarter of fiscal 2011.

Other Operating Expenses

Approximately 93% of other operating expenses occurred in the restaurant segment in the first quarters of fiscal 2012 and fiscal 2011. The most significant components of other operating expenses were utilities, restaurant advertising, restaurant supplies, repair and maintenance, rent, nonincome based taxes and credit/debit card processing fees. Consolidated other operating expenses were 16.6% of sales in both the first quarter of fiscal 2012 and in the corresponding period last year.

In the restaurant segment, other operating expenses were 18.8% of sales in both the first quarter of fiscal 2012 and in the corresponding period last year. The other operating expense ratio was flat as a result of deleverage due to same-store sales declines at both Bob Evans Restaurants and Mimi’s and higher fees from increased gift card activity and credit card usage, offset by lower advertising and utilities expenses.

In the foods segment, the other operating expenses ratio was 6.3% of sales in the first quarter of fiscal 2012 compared to 5.5% of sales in the corresponding period last year. The increase in the other operating expense ratio was primarily due to increases in transportation costs, third-party distribution costs and repair and maintenance expenses, partially offset by the closure of two fresh sausage operations in the second quarter of fiscal 2011, our lean manufacturing productivity initiatives and higher net selling prices per pound.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“S,G&A”) expenses were 8.8% of sales in the first quarter of fiscal 2012 compared to 8.7% in the corresponding period last year. The most significant components of S,G&A expenses are wages and fringe benefits, foods advertising expense and foods transportation costs.

In the restaurant segment, S,G&A expenses were 6.7% of sales in the first quarter of fiscal 2012 compared to 6.3% of sales in the corresponding period last year. The increase in the S,G&A ratio in the first quarter of fiscal 2012 was primarily due to higher administrative salary expense and deleverage from a decline in same-store sales at both restaurant concepts.

In the foods segment, S,G&A expenses were 18.6% of sales in the first quarter of fiscal 2012 compared to 20.4% of sales in the corresponding period last year. The decrease in the S,G&A expense ratio in the first quarter of fiscal 2012 was a result of lower consulting expenses associated with lean manufacturing productivity initiatives, lower advertising costs and lower transportation costs. These benefits more than offset the impact of higher administrative salary expense.

Depreciation and Amortization

Consolidated depreciation and amortization expenses were 5.0% of sales in both the first quarter of fiscal 2012 and in the corresponding period last year.

In the restaurant segment, depreciation and amortization were 5.5% of sales in the first quarter of fiscal 2012 compared to 5.3% of sales in the corresponding period last year.

In the foods segment, depreciation and amortization expenses were 2.9% of sales in the first quarter of fiscal 2012 compared to 3.6% of sales in the corresponding period last year. The decrease in depreciation and amortization expense ratio in the first quarter of fiscal 2012 is due to reduced depreciation associated with the closure of fresh sausage operations in the second quarter of fiscal 2011 offset by depreciation on new property, plant and equipment additions.

Interest

Net interest expense for the first quarter of fiscal 2012, compared to the corresponding period last year, was as follows:

	Three Months Ended
(dollars in thousands)	July 29, 2011	July 30, 2010
Gross interest expense:
Fixed-rate debt	$2,111	$2,453
Variable-rate debt	—	45

	2,111	2,498
Gross interest income	—	—

Net interest expense	$2,111	$2,498

At July 29, 2011, $135.7 million was outstanding on our fixed-rate unsecured senior notes. We did not have any balances outstanding on our variable-rate revolving lines of credit. The decrease in interest expense was primarily the result of lower average borrowings in the first quarter of fiscal 2012. We reduced our total debt by $40.9 million during fiscal 2011 and by an additional $13.6 million during the first quarter of fiscal 2012. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt when there is an outstanding balance.

Taxes

The combined federal and state income tax rate was 29.8% in the first quarter of fiscal 2012 versus 33.6% a year ago.

The lower fiscal 2012 rate reflected the impact of discrete items, including favorable income tax settlements with certain state taxing authorities and other items. We did not have any income tax settlements in the corresponding period last year. We anticipate the annual effective tax rate for the entire year of fiscal 2012 to approximate 32.9%. We reevaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.

Liquidity and Capital Resources

Cash generated from operations and our bank lines of credit were the main sources of funds for working capital, capital expenditures, debt repayments and share repurchases in the first quarter of fiscal 2012. Cash and equivalents totaled $59.9 million at July 29, 2011. Our bank lines of credit total $120.0 million, of which $12.3 million is reserved for certain standby letters-of-credit. The remaining $107.7 million of our bank lines of credit is available for liquidity needs, capital expansion and repurchases of Bob Evans common stock. At July 29, 2011, we did not have any balances outstanding on these lines of credit. During the first quarter of fiscal 2012, we repurchased 46,900 shares of our outstanding common stock at a cost of $1.7 million. Our board of directors has authorized a share repurchase program of up to $50 million for the full year in fiscal 2012, which will double our authorized share repurchase program compared to fiscal 2011. Our quarterly cash dividend was $0.20 per share on our outstanding common stock in the first quarter of fiscal 2012 compared to $0.18 per share in the corresponding period last year. Our board of directors has authorized our annual dividend rate to increase from $0.78 per share in fiscal 2011 to $1.00 per share in fiscal 2012. We believe these increases are in recognition of our healthy balance sheet, disciplined capital allocation strategy and operating cash flow.

Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $10.1 million through three months of fiscal 2012 compared to $9.0 million in the corresponding period last year. We expect to open six new Bob Evans Restaurants in fiscal 2012. Based on positive returns and sustained same-store sales of our “Farm Fresh Refresh” remodel program, we expanded our initial number of remodels from 56 to 86 Bob Evans Restaurants in fiscal 2012. We also plan to rebuild three Bob Evans Restaurants in fiscal 2012. In fiscal 2012, we do not plan to open or rebuild any new Mimi’s. We are still evaluating the performance of the Mimi’s restaurants remodeled in fiscal year 2011 to determine if the investment meets our return-on-investment expectations. We expect capital spending to approximate between $80.0 and $90.0 million for all of fiscal 2012. Capital expenditures for fiscal 2011 were $44.0 million.

We believe that our cash flow from operations, as well as our existing bank lines of credit, will be sufficient to fund future capital expenditures, working capital requirements, debt repayments and share repurchases.

Business Outlook

Diluted earnings per share for the quarter increased from $0.41 in the prior year to $0.59 in the first quarter of fiscal 2012. The increase in diluted earnings per share is primarily a result of increases in our foods segment profitability driven by our pricing and discount actions, the closure of two fresh sausage operations in the second quarter of fiscal 2011, lower sow costs and cost savings from our lean manufacturing productivity initiatives, partially offset by negative same-store sales at both of our restaurant concepts, along with a decrease in comparable pounds sold in our foods segment, discussed in the Foods Segment Overview section earlier.

The fiscal 2012 outlook relies on a number of assumptions as detailed in this and the following paragraphs. We anticipate overall net sales to remain relatively flat in fiscal 2012 at about $1.7 billion. We expect earnings per share of approximately $2.36 to $2.44 for fiscal 2012.

We expect same-store sales at Bob Evans Restaurants to be flat for the full-year and Mimi’s to experience full-year same-store sales of negative 2.0% to negative 3.0%. We expected lower same-store sales in the first quarter, with gradual sequential improvement in the second, third and fourth quarters due partly to menu innovation initiatives and value messaging. We expect approximately $2.0 million higher year-over-year restaurant remodel start-up expenses, due to the higher number of planned remodels relative to fiscal 2011. We expect to record most of this incremental remodel expense in the second and fourth quarter of fiscal 2012. The restaurant segment operating margins are expected to be approximately 6.0% to 7.0% for the full fiscal 2012 year. We expect margin pressure from increasing commodity costs, offset by moderate price increases and menu management.

In the foods segment, we expect continued growth in pounds sold and expanded retail distribution, with overall net sales of $330.0 to $350.0 million for the full fiscal 2012 year. We anticipate that sow costs will average approximately $60 to $65 per hundredweight in fiscal 2012 with the full-year average at the high end of this range. We expect operating income margins in the foods segment of approximately 7.0% to 8.0%. We expect the foods segment operating income margin to improve during the remainder of fiscal 2012 due to the cost savings related to lean manufacturing productivity initiatives started in the second quarter of fiscal 2011.

We are projecting net interest expense of approximately $8.5 to $9.5 million for all of fiscal 2012.

We estimate that our effective tax rate will approximate 32.9% for all of fiscal 2012, which is more representative of our historical average. We project weighted-average diluted shares outstanding to be approximately 30.0 million shares for the year, down from 30.4 million, to account for the increased share repurchase authorization.

We expect capital expenditures to approximate $80.0 to $90.0 million in fiscal 2012, an increase in our capital spending from $44.0 million in fiscal 2011. The increase is largely due to the expansion of the remodel program we expect to complete in fiscal 2012. At Bob Evans Restaurants we plan to build at least six new restaurants, plan to rebuild three restaurants and remodel 86 existing restaurants in fiscal 2012. At Mimi’s, we do not plan to open, rebuild or remodel any restaurants. Depreciation and amortization expense for fiscal 2012 should approximate $80.0 to $90.0 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

At July 29, 2011, our outstanding debt included $135.7 million of fixed-rate unsecured senior notes. We did not have any balances outstanding on our variable-rate revolving lines of credit. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt when there are outstanding balances.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 29, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 15, 2011, the Board of Directors authorized a share repurchase program of up to $50.0 million for fiscal 2012, an increase of $25.0 million approved by the Board on June 14, 2011. The program authorizes Bob Evans to repurchase its outstanding common stock in the open market or through privately negotiated transactions.

The following table provides information on Bob Evans purchases of its common stock during the three fiscal months ended July 29, 2011:

Period	Total Value of Shares Purchased	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
4/30/2011-5/27/2011	$—	$—	$—	$50,000,000
5/28/2011-6/24/2011	—	—	—	50,000,000
6/25/2011-7/29/11	1,655,944	35.31	1,655,944	48,344,056

Total	$1,655,944	$35.31	$1,655,944	$48,344,056

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION.

Not Applicable

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

3.1	Amended and Restated Bylaws of Bob Evans Farms, Inc. (As Amended on August 23, 2011)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2011 (File No. 0-01667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.

By:	/S/ STEVEN A. DAVIS
Steven A. Davis
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ PAUL F. DESANTIS
Paul F. DeSantis*
Chief Financial Officer
(Principal Financial Officer)

September 2, 2011
Date

*	Paul F. DeSantis has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated September 2, 2011

Bob Evans Farms, Inc.

Exhibit No.	Description	Location

3.1	Amended and Restated Bylaws of Bob Evans Farms, Inc. (As Amended on August 23, 2011)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2011 (File No. 0-01667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be furnished and not filed herewith.