Form 10-Q
period 2011-10-28
BOB EVANS FARMS INC
filed 2011-11-30
CIK 33769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2011

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

As of November 25, 2011, the registrant had 29,412,127 common shares outstanding.

BOB EVANS FARMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	Dollars in thousands
	Unaudited October 28, 2011	April 29, 2011
Assets
Current Assets
Cash and equivalents	$38,231	$57,730
Accounts receivable	28,500	26,043
Inventories	25,887	23,526
Deferred income taxes	10,860	10,860
Federal and state income taxes	5,246	—
Prepaid expenses	3,253	1,446

Total Current Assets	111,977	119,605

Property, Plant and Equipment	1,674,173	1,672,192
Less accumulated depreciation	801,955	771,314

Net Property, Plant and Equipment	872,218	900,878

Other Assets
Deposits and other	9,620	3,954
Long-term investments	25,100	27,620
Goodwill	1,567	1,567
Other intangible assets	40,287	40,697

Total Other Assets	76,574	73,838

	$1,060,769	$1,094,321

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	38,571	13,571
Accounts payable	33,969	30,418
Federal and state income taxes	—	10,793
Accrued nonincome taxes	20,191	20,519
Accrued wages and related liabilities	28,795	36,024
Self-insurance	27,202	26,058
Deferred revenue	13,006	16,289
Other accrued expenses	18,370	17,440

Total Current Liabilities	180,104	171,112

Long-Term Liabilities
Deferred compensation	27,877	29,685
Federal and state income taxes	12,748	12,443
Deferred income taxes	56,777	56,777
Deferred rent	24,461	24,478
Long-term debt	97,145	135,716

Total Long-Term Liabilities	219,008	259,099

Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at October 28, 2011, and April 29, 2011	426	426
Capital in excess of par value	194,748	188,736
Retained earnings	835,503	818,561
Treasury stock, 13,023,250 shares at October 28, 2011, and 12,409,338 shares at April 29, 2011, at cost	(369,020)	(343,613)

Total Stockholders’ Equity	661,657	664,110

	$1,060,769	$1,094,321

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	Oct. 28, 2011	Oct. 29, 2010	Oct. 28, 2011	Oct. 29, 2010
Net Sales	$407,185	$417,046	$812,546	$829,612

Cost of sales	125,842	124,131	246,929	246,300
Operating wage and fringe benefit expenses	132,424	140,083	265,847	284,181
Other operating expenses	69,185	68,339	136,436	136,713
Selling, general and administrative expenses	38,165	49,661	73,891	85,238
Depreciation and amortization expense	20,239	20,922	40,618	41,884
Operating Income	21,330	13,910	48,825	35,296

Net interest expense	1,985	2,204	4,096	4,702

Income Before Income Taxes	19,345	11,706	44,729	30,594

Provision for income taxes	6,598	3,916	14,170	10,255

Net Income	$12,747	$7,790	$30,559	$20,339

Earnings Per Share—Basic	$0.42	$0.26	$1.01	$0.67

Earnings Per Share—Diluted	$0.42	$0.26	$1.01	$0.67

Cash Dividends Paid Per Share	$0.25	$0.20	$0.45	$0.38

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	(Dollars in thousands)
	Six Months Ended
	Oct. 28, 2011	Oct. 29, 2010
Operating activities:
Net income	$30,559	$20,339

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,618	41,884
Loss on disposal/impairment of assets	1,185	11,620
(Gain) loss on long-term investments	2,988	(130)
Deferred compensation	(1,808)	1,760
Compensation expense attributable to stock plans	2,716	4,630
Deferred income taxes	—	(91)
Deferred rent	(17)	133
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(2,457)	(5,061)
Inventories	(2,361)	(387)
Prepaid expenses	(1,807)	(1,266)
Accounts payable	3,551	4,700
Federal and state income taxes	(15,643)	(12,844)
Accrued wages and related liabilities	(7,229)	(6,844)
Self-insurance	1,144	464
Accrued nonincome taxes	(328)	393
Deferred revenue	(3,283)	(2,094)
Other accrued expenses	930	4,735

Net cash provided by operating activities	48,758	61,941

Investing activities:
Purchase of property, plant and equipment	(28,970)	(19,746)
Proceeds from sale of property, plant and equipment	16,238	2,164
Purchase of long-term investments	(469)	(1,638)
Deposits and other	(5,666)	(293)

Net cash used in investing activities	(18,867)	(19,513)

Financing activities:
Cash dividends paid	(13,617)	(11,542)
Proceeds from lines of credit	—	9,000
Principal payments on long-term debt	(13,571)	(26,905)
Purchase of treasury stock	(28,242)	(13,296)
Proceeds from issuance of treasury stock	6,862	1,824
Cash proceeds from exercise of stock-based compensation awards	(1,225)	(1,234)
Excess tax benefits from stock-based compensation	403	13

Net cash used in financing activities	(49,390)	(42,140)

Increase (decrease) in cash and equivalents	(19,499)	288

Cash and equivalents at the beginning of the period	57,730	17,535

Cash and equivalents at the end of the period	$38,231	$17,823

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

Property, Plant and Equipment: We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair value of the assets. The estimated fair value was determined based on independent appraisals, which we deemed to be Level 3 imputs under the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). See Note 7.

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

Stock-Based Compensation: We account for stock-based compensation in accordance with the Compensation-Stock Compensation Topic of the FASB ASC. Accordingly, stock-based compensation is measured on the fair value of the award on the grant date and is recognized over the vesting period of the award on a straight-line basis. The Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (“2010 Plan”) awards to retirement eligible employees are no longer subject to immediate expensing in full as of the date of the grant. Awards to retirement eligible employees are recognized over the vesting period of the award on a straight-line basis.

Industry Segments: We have two reportable segments: restaurants and foods. The restaurant reportable segment consists of Bob Evans Restaurants and Mimi’s Café brands, which are aggregated in accordance with the authoritative guidance included in the Segment Reporting Topic of the FASB ASC.

Financial Instruments: The fair values of our financial statements (other than long-term debt) approximated their carrying values at October 28, 2011. We estimated the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes.

Commitments and Contingencies: We rent certain restaurant facilities under operating leases having initial terms that primarily expire approximately 20 years from inception. The leases typically contain renewal clauses of 5 to 30 years exercisable at our option. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Most of the leases also contain either fixed or inflation-adjusted escalation clauses.

We are self-insured for most casualty losses and employee health-care claims up to certain stop-loss limits per claim. We have accounted for liabilities of casualty losses, including both reported claims and incurred but not reported claims, based on information provided by independent actuaries. We have accounted for our employee health-care claims liability through a review of incurred and paid claims history. We do not believe that our calculation of casualty losses and employee health-care claims liabilities would change materially under different conditions and/or different methods. However, due to the inherent volatility of actuarially determined casualty losses and employee health-care claims, it is reasonably possible that we could experience changes in estimated losses, which could be material to quarterly net income.

Reclassifications: Certain prior year amounts have been reclassified to conform to the fiscal 2012 classification.

2. Earnings Per Share

The denominator in the earnings per share calculation, as described more fully in Note 1, was based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Basic	30,090	30,341	30,204	30,393
Effect of dilutive stock options	51	62	86	60

Diluted	30,141	30,403	30,290	30,453

3. Stock-Based Compensation

Stock-based compensation expense, in thousands, of $1,351 and $1,406 for the second quarters of fiscal 2012 and 2011, respectively, and, in thousands, $2,717 and $4,630 for the first six months of fiscal 2012 and 2011, respectively, is included in the Consolidated Statements of Income. The decrease in stock-based compensation expense is due to discontinuing accelerated vesting of retirement eligible stock grants in fiscal 2012. Upon retirement, stock grants will continue to vest on their original vesting schedule.

4. Industry Segments

Information on our operating segments is summarized as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Sales
Restaurant	$328,873	$338,079	$662,026	$681,164
Foods	81,995	82,530	157,421	155,141

	410,868	420,609	819,447	836,305

Intersegment sales of food products	(3,683)	(3,563)	(6,901)	(6,693)

Total	$407,185	$417,046	$812,546	$829,612

Operating income
Restaurant	$17,358	$9,202	$39,210	$30,559
Foods	3,972	4,708	9,615	4,737

Total	$21,330	$13,910	$48,825	$35,296

5. Taxes

The combined federal and state income tax rates were 34.1% in the second quarter of fiscal 2012 versus 33.5% in the corresponding period a year ago.

Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year and includes the impact of discrete items for the quarter. We expect the annual effective tax rate to be in a range of 32.0% to 33.0%. The higher tax rate for fiscal 2012 reflected the impact of lower federal income tax credits.

6. Impairment, Restructuring and Severance Charges

During the second quarter of fiscal 2012, we recorded pretax impairment and severance charges, in thousands, totaling $3,180 (reflected in selling, general and administrative expenses “S,G&A”). In the restaurant segment, this included, in thousands, $600 related to impairment of one underperforming Bob Evans Restaurant, $2,206 related to impairment of nonoperating restaurant property, plant and equipment and restaurant severance, in thousands, of $287. In the foods segment, we recorded impairment charges, in thousands, of $87. As of October 28, 2011, all restaurant severance was paid.

During the second quarter of fiscal 2011, we recorded pretax impairment, restructuring and severance charges totaling $13,895 (reflected in S,G&A). In the restaurant segment, this included, in thousands, $9,220 related to five underperforming Mimi’s Cafés and one underperforming Bob Evans Restaurant, in thousands, $1,073 related to other restaurant property, plant and equipment and, in thousands, $829 of restaurant severance/retirement costs. In the food segment, we recorded pretax restructuring charges, in thousands, of $2,773 related to the closure of our fresh sausage operations at our plant in Bidwell, Ohio, and our food production facility in Galva, Illinois. All restaurant and foods segments restructuring and severance charges were settled by April 29, 2011.

In accordance with the Property, Plant and Equipment Topic of the FASB ASC, we wrote down the carrying value of the underlying assets to their estimated fair value, which resulted in the above impairment charges. Our impairment policy is described more fully in Note 1.

7. Net Gain on Sale

During the second quarter of fiscal 2012, we realized a gain on sale of assets, in the restaurant segment, in thousands, of $407, related to the sale of other restaurant property, plant and equipment recorded in S,G&A.

In October 2011, we sold the Distribution Center (“DC”), located in Springfield, Ohio, in thousands, for $13,000 in cash. We realized a net gain on the transaction, in thousands, of $689, in the foods segment (reflected in S,G,&A). Our grocery products will continue to be distributed through the sold DC, as it is now, operated by an unrelated third party distribution company.

8. Financial Instruments

At October 28, 2011, the estimated fair value of our long-term debt, in thousands, approximated $144,066 compared to a carrying amount of $135,716.

9. Commitments and Contingencies

As of October 28, 2011, future minimum rental payments on operating leases were $313,770, described more fully in Note 1.

We are subject to various claims and contingencies related to lawsuits and other matters arising out of the normal course of business. We are of the opinion that there are no matters pending or threatened which are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operation.

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

As of October 28, 2011, we owned and operated 709 full-service restaurants, including 564 Bob Evans Restaurants in 18 states and 145 Mimi’s Cafés (“Mimi’s”) in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s® are primarily located in California and other western states. Revenue in the restaurant segment is recognized at the point of sale other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. We also produce and distribute pork sausage products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. Revenue in the foods segment is generally recognized when products are shipped to our customers’ warehouses. All revenue is presented net of sales tax collections.

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

The following table reflects data for our second fiscal quarter ended October 28, 2011, compared to the prior year’s second fiscal quarter ended October 29, 2010. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments – restaurant and foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

(dollars in thousands)	Consolidated Results		Restaurant Segment		Foods Segment
	Q2 2012	Q2 2011	Q2 2012	Q2 2011	Q2 2012	Q2 2011
Net sales	$407,185	$417,046	$328,873	$338,079	$78,312	$78,967
Operating income	$21,330	$13,910	$17,358	$9,202	$3,972	$4,708

Cost of sales	30.9%	29.8%	24.3%	24.3%	58.8%	53.1%
Operating wages	32.5%	33.6%	38.1%	38.9%	9.2%	10.8%
Other operating	17.0%	16.4%	19.7%	19.1%	5.4%	4.8%
S,G&A	9.4%	11.9%	7.2%	9.6%	18.4%	22.0%
Depr. & amort.	5.0%	5.0%	5.4%	5.4%	3.1%	3.3%

Operating income	5.2%	3.3%	5.3%	2.7%	5.1%	6.0%

Restaurant Segment Overview

The ongoing industry-wide factors most relevant to our restaurant segment include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather. For the second quarter of fiscal 2012, the factors that had the greatest positive impact on our restaurant segment performance was a reduction in labor hours, lower health insurance costs and gains on the sale of nonoperating restaurant property, plant and equipment (as discussed in Note 7). The factors that had the greatest negative impact were high commodity costs, lower same-store sales at Bob Evans Restaurants and Mimi’s and impairment charges recognized in Bob Evans Restaurants.

In the second quarter of fiscal 2012, same-store sales decreased 1.5% at Bob Evans Restaurants and decreased 4.8% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income increased $8.2 million in the second quarter of fiscal 2012 compared to the corresponding period last year. The decline in same-store sales is due to a decline in customer traffic in our restaurants. We remain focused on improving same-store sales at Bob Evans Restaurants and Mimi’s through menu and marketing initiatives designed to highlight our sales layers and value messaging, as well as through “Farm-Fresh Refreshes” in our Bob Evans Restaurants. We are also continuing our efforts to control labor and food costs, where possible, which can be effective in mitigating the impact of negative leverage from lower same-store sales. Our goal is to drive incremental profitable traffic in our restaurants.

Foods Segment Overview

The ongoing industry-wide factors most relevant to our foods segment include: sow availability and costs, other commodity costs, transportation and energy costs, competition, governmental regulations, food safety, the economy and consumer acceptance. In the second quarter of fiscal 2012, net sales decreased $0.7 million, and total pounds sold increased 3.1%, compared to the corresponding period last year.

Operating income in the foods segment decreased $0.7 million, in the second quarter of fiscal 2012 compared to the corresponding period last year. Sow costs represent a significant part of the foods segment’s cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. We estimate that a $1.00 change in the average cost per hundredweight of sows impacts the foods segment’s annual cost of sales by approximately $1.0 million. In the second quarter of fiscal 2012, average sow costs increased 12.2% compared with the corresponding period last year. The decrease in operating income is mainly due to an increase in sow costs and a significant increase in promotional discounts (recorded as a reduction of net sales in the Consolidated Statements of Income). The increase in promotional discounts is due to the repositioning of our seasonal side dishes to be in stores for the holiday season only. As a result, we accelerated the cadence of our promotional discounts in anticipation of increased volume, such that the majority of the discounts negatively impacted sales in the second quarter of fiscal 2012, while such discounts mostly impacted the third quarter of fiscal 2011. Partially offsetting these items was the gain on sale of the Distribution Center (“DC”), as discussed in Note 7, and an increase in total pounds sold.

Sales

Consolidated net sales decreased 2.4% to $407.2 million in the second quarter of fiscal 2012 compared to $417.0 million in the corresponding period last year. The net sales decrease was comprised of a decrease in the restaurant segment of $9.2 million and a decrease in the foods segment of $0.7 million. Restaurant sales accounted for 80.8% of consolidated net sales in the second quarter of fiscal 2012. For the six-month period ended October 28, 2011, consolidated net sales decreased $17.1 million, or 2.1%, compared to the corresponding period last year.

Restaurant sales decreased $9.2 million, or 2.7%, in the second quarter of fiscal 2012 or 2.8%, through six months of fiscal 2012 compared to the corresponding periods last year. The sales decreases were primarily due to negative same-store sales at both of our restaurant concepts. We have implemented menu and marketing initiatives designed to highlight our incremental sales layers and value messaging. At Bob Evans Restaurants, we introduced “$6 Farmhouse Deals” with a 99 cent side dish add-on, bakery items are available at our remodeled restaurants and carryout continues to grow with “Family-Meals-To-Go” coupled with $5 Soup-to-Go offers. At Mimi’s, we introduced a new menu in mid-October to focus on value, “Mimi’s My Way 1-2-3” utilizes the add-on strategy in the same manner as Bob Evans Restaurants and we continue to see increases in alcohol sales. We expect to convert 35 Mimi’s restaurants with beer and wine only to now include limited liquor offerings in the third quarter of fiscal 2012 to grow alcohol sales further.

Bob Evans Restaurants experienced a same-store sales decrease of 1.5% in the second quarter of fiscal 2012, which included an average menu price increase of 2.0%. Mimi’s experienced a same-store sales decrease of 4.8% in the second quarter of fiscal 2012, which included an average menu price increase of 4.2%.

Same-store sales computations for a given year are based on net sales of stores that are open for at least two years prior to the start of that year. Sales of stores to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed stores are excluded for all periods in the computation. Stores are not excluded if they are closed for our ongoing Bob Evans “Farm-Fresh Refreshes.”

The following chart summarizes the restaurant openings and closings during the last six quarters for Bob Evans Restaurants and Mimi’s:

Bob Evans Restaurants:	Beginning	Opened	Closed	Ending
Fiscal 2012
1st quarter	563	—	—	563
2nd quarter	563	2	1	564

Fiscal 2011
1st quarter	569	—	—	569
2nd quarter	569	—	—	569
3rd quarter	569	—	—	569
4th quarter	569	2	8	563

Mimi’s:	Beginning	Opened	Closed	Ending
Fiscal 2012
1st quarter	145	—	—	145
2nd quarter	145	—	—	145

Fiscal 2011
1st quarter	146	—	1	145
2nd quarter	145	—	—	145
3rd quarter	145	—	—	145
4th quarter	145	—	—	145

Consolidated Restaurants:	Beginning	Opened	Closed	Ending
Fiscal 2012
1st quarter	708	—	—	708
2nd quarter	708	2	1	709

Fiscal 2011
1st quarter	715	—	1	714
2nd quarter	714	—	—	714
3rd quarter	714	—	—	714
4th quarter	714	2	8	708

In the second quarter of fiscal 2012, we opened two new Bob Evans Restaurants and closed one Bob Evans Restaurant. We did not open any new Mimi’s. We expect to open at least six new Bob Evans Restaurants in fiscal 2012. We also plan to rebuild three existing Bob Evans Restaurants in fiscal 2012. Based on positive returns and sustained same-store sales of our “Farm-Fresh Refresh” remodel program, we expanded our initial number of remodels from 56 Bob Evans Restaurants to 90 Bob Evans Restaurants in fiscal 2012. The restaurants that have undergone the “Farm-Fresh Refresh” program continue to perform well. We will continue this program in Cincinnati, Ohio, which will be complete at the end of fiscal 2012. In fiscal 2013, we expect to extend the “Farm-Fresh Refresh” program to Columbus and Cleveland, Ohio. In total, we expect to refresh approximately 150 restaurants, which includes the Columbus and Cleveland, Ohio, markets. In fiscal 2012, we do not expect to open, rebuild or remodel any new Mimi’s restaurants.

The foods segment experienced a sales decrease of $0.7 million, or 0.8%, in the second quarter of fiscal 2012, an increase of 1.4%, through six months of fiscal 2012 compared to the corresponding periods a year ago. The decrease in net sales in the second quarter of fiscal 2012 is a result of an increase in promotional discounts, which are presented as a reduction of net sales. The increase in promotional discounts is due to the repositioning of our seasonal side dishes to be in stores for the holiday season only. As a result, we accelerated the cadence of our promotional discounts in anticipation of increased volume, such that the majority of the discounts negatively impacted sales in the second quarter of fiscal 2012, while such discounts mostly impacted the third quarter of fiscal 2011. We gained distribution in the stores that we currently do business as a result of our seasonal side dish repositioning. Additionally, we added new points of distribution to our network. In the second quarter of fiscal 2012, we experienced a 3.1% increase in total pounds sold. We anticipate sow costs for all of fiscal 2012 to come in at the high end of the range of $60 to $65 per hundredweight. We intend to grow our foods segment, both organically through new product introductions and by expanding our retail distribution, as well with acquisition opportunities that play to our strength in sausage and sides.

Cost of Sales

Consolidated cost of sales (cost of materials) was 30.9% of sales in the second quarter of fiscal 2012 and 30.4% through six months of fiscal 2012 compared to 29.8% and 29.7% of sales, respectively, in the corresponding periods a year ago. We are in the early stages of menu management and SKU rationalization processes that are geared to reducing the complexity of our restaurants’ menus and foods items. A reduction in complexity will allow us to manage food costs more effectively, which will lead to cost of sales improvements.

In fiscal 2012, restaurant segment cost of sales (predominantly food cost) was 24.3% of sales in the second quarter, 24.4% year-to-date, compared to 24.3% of sales, 24.2% year-to-date, in the corresponding periods last year. The restaurant segment cost of sales as a percent of sales was flat in the second quarter of fiscal 2012 due to the benefit of actual versus theoretical food cost programs implemented at both restaurant concepts, which was offset by increased food costs. The slight increase in restaurant segment cost of sales as a percent of sales through six months of fiscal 2012 is largely due to deleverage caused by same-store-sales declines.

The foods segment cost of sales ratio was 58.8% of sales in the second quarter of 2012 (56.7% year-to-date) versus 53.1% of sales (55.1% year-to-date) in the corresponding periods a year ago. The increase in the foods segment cost of sales ratio in the second quarter was due primarily to a 12.2% increase in sow costs this quarter versus the corresponding period last year. Sow costs averaged $67.82 per hundredweight in the second quarter of fiscal 2012 compared to $60.47 per hundredweight in the second quarter of fiscal 2011. We expect sow costs to remain at the high end of the $60-$65 range.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) were 32.5% of sales in the second quarter of fiscal 2012 and 32.7% of sales through six months of fiscal 2012 compared to 33.6% and 34.3% of sales in the corresponding periods last year. In the second quarter of fiscal 2012, the operating wage ratio decreased in both the restaurant segment and in the foods segment compared to the corresponding periods last year.

In the restaurant segment, operating wages were 38.1% of sales in the second quarter of fiscal 2012 and 38.0% of sales through six months of fiscal 2012 compared to 38.9% and 39.1% of sales, respectively, in the corresponding periods last year. The operating wage ratio in the second quarter decreased due to a reduction in labor hours and lower health insurance claims, partially offset by the negative leverage due to same-store sales declines at both Bob Evans Restaurants and Mimi’s. We continue to revamp our labor management process to ensure proper tools are in place to better deploy labor during peak sales periods.

In the foods segment, operating wages were 9.2% of sales in the second quarter of fiscal 2012 and 9.6% of sales through six months of fiscal 2012 compared to 10.8% and 11.9% of sales in the corresponding periods last year. The decrease in the operating wage ratio in fiscal 2012 was due to cost reductions from the closure of two fresh sausage operations and our lean manufacturing productivity initiatives started in the second quarter of fiscal 2011.

Other Operating Expenses

Approximately 94% of other operating expenses occurred in the restaurant segment in the second quarters of fiscal 2012 and fiscal 2011. The most significant components of other operating expenses were utilities, restaurant advertising, restaurant supplies, repair and maintenance, rent, non-income based taxes, credit/debit/gift card processing fees and pre-opening expenses related to our “Farm-Fresh Refresh” program and new restaurants. Consolidated other operating expenses were 17.0% of sales in the second quarter of fiscal 2012 and 16.8% through six months of fiscal 2012, compared to 16.4% and 16.5% of sales, respectively, in the corresponding periods last year.

In the restaurant segment, other operating expenses were 19.7% of sales in the second quarter of fiscal 2012 and 19.3% of sales through six months of fiscal 2012 compared to 19.1% and 19.0% of sales, respectively, in the corresponding periods last year. The other operating expense ratio increased as a result of deleverage due to same-store sales declines at both Bob Evans Restaurants and Mimi’s, higher advertising expenses, fees from increased gift card activity and credit card usage and higher pre-opening expenses from “Farm-Fresh Refresh” and new store openings, offset by lower restaurant supplies and utilities expenses.

In the foods segment, the other operating expenses ratio was 5.4% of sales in the second quarter of fiscal 2012 and 5.8% of sales through six months of fiscal 2012 compared to 4.8% and 5.2% of sales in both the corresponding periods last year. The increase in the other operating expense ratio was primarily due to increases in transportation costs, third-party distribution costs and repair and maintenance expenses, partially offset by our lean manufacturing productivity initiatives.

Selling, General and Administrative Expenses (“SG&A”)

Consolidated S,G&A expenses were 9.4% of sales in the second quarter of fiscal 2012 and 9.1% of sales through six months of fiscal 2012 compared to 11.9% and 10.3% of sales, respectively, in the corresponding periods last year.

In the restaurant segment, S,G&A expenses were 7.2% of sales in the second quarter of fiscal 2012 and 7.0% of sales through six months of fiscal 2012 compared to 9.6% and 7.9% of sales, respectively, in the corresponding periods last year. In the second quarter of fiscal 2012, we recorded $2.8 million of impairment charges related to certain property, plant and equipment. In addition, we recorded $0.3 million of severance costs. Partially offseting these charges in the second quarter of fiscal 2012 was a gain on sale of assets of $0.4 million. The decrease in the S,G&A ratio in the second quarter of fiscal 2012 was primarily due to impairment charges on certain property, plant and equipment and severance/retirement costs in the second quarter of fiscal 2011 of $10.3 million and $0.8 million, respectively.

In the foods segment, S,G&A expenses were 18.4% of sales in the second quarter of fiscal 2012 and 18.5% of sales through six months compared to 22.0% and 21.3% of sales, respectively, in the corresponding periods last year. The decrease in the S,G&A expense ratio in the second quarter of fiscal 2012 was a result of restructuring charges related to the closure of fresh sausage operations in Galva, Illinois, and Bidwell, Ohio, in the second quarter of fiscal 2011, the gain on the sale of the DC (Note 7) of $0.7 million and lower transportation costs. The decrease in restructuring charges in the second quarter of fiscal 2012 was partially offset by an increase in advertising costs.

Depreciation and Amortization

Consolidated depreciation and amortization expenses were 5.0% of sales in both the second quarter of fiscal 2012 and through six months of fiscal 2012 and in the corresponding periods last year.

In the restaurant segment, depreciation and amortization were 5.4% of sales in the second quarter of fiscal 2012 and 5.5% through six months compared to 5.4% of sales in both the corresponding periods last year.

In the foods segment, depreciation and amortization expenses were 3.1% of sales in the second quarter of fiscal 2012 and 3.0% through six months of fiscal 2012 compared to 3.3% and 3.4% of sales in the corresponding periods last year. The decrease in depreciation and amortization expense ratio in the second quarter of fiscal 2012 is due to reduced depreciation associated with the closure of fresh sausage operations in the second quarter of fiscal 2011 offset by depreciation on property, plant and equipment additions.

Interest

Net interest expense for the second quarter of fiscal 2012, compared to the corresponding period last year, was as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Gross interest expense:
Fixed-rate debt	$1,922	$2,116	$4,033	$4,569
Variable-rate debt	63	88	63	133

	1,985	2,204	4,096	4,702
Gross interest income	(0)	(0)	(0)	(0)

Net interest expense	$1,985	$2,204	$4,096	$4,702

At October 28, 2011, $135.7 million was outstanding on our fixed-rate unsecured senior notes. We did not have any balances outstanding on our variable-rate revolving lines of credit during the second quarter of fiscal 2012. The decrease in interest expense was primarily the result of lower average borrowings in fiscal 2012. We reduced our total debt by $40.9 million during fiscal 2011 and by an additional $13.6 million during the first quarter of fiscal 2012. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt when there is an outstanding balance.

We are in the process of obtaining a new $300.0 million revolving credit facility. The facility is intended to provide us with liquidity options and to support our primary growth and return initatives. The initiatives include our “Farm-Fresh Refresh” program and new unit openings at Bob Evans Restaurants, our organic and inorganic initiatives in our foods segment and for our share repurchase program. Our interest expense on variable rate debt may increase in future periods as the credit facility funding source is utilized. We expect to complete the refinancing of the revolving credit facility by December 2011.

Taxes

The combined federal and state income tax rate was 34.1% in the second quarter of fiscal 2012 versus 33.5% a year ago.

The higher fiscal 2012 rate reflected the impact of lower federal income tax credits. We anticipate the annual effective tax rate for the entire year of fiscal 2012 to approximate 32.0% to 33.0%. We reevaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.

Liquidity and Capital Resources

Cash generated from operations was the main source of funds for working capital, capital expenditures, debt repayments and share repurchases in the second quarter of fiscal 2012. Cash and equivalents totaled $38.2 million at October 28, 2011. Our bank lines of credit total $120.0 million, of which $12.3 million is reserved for certain standby letters-of-credit. The remaining $107.7 million of our bank lines of credit is available for liquidity needs, capital expansion and repurchases of Bob Evans common stock. At October 28, 2011, we did not have any balances outstanding on these lines of credit. During the second quarter of fiscal 2012, we repurchased 877,417 shares of our outstanding common stock at a cost of $26.6 million, using cash generated from operations. Our board of directors has authorized a share repurchase program of up to $50 million for the full year in fiscal 2012, which will double our authorized share repurchase program compared to fiscal 2011. We expect to repurchase the entire $50 million authorized by our board of directors. Our quarterly cash dividend was $0.25 per share on our outstanding common stock in the second quarter of fiscal 2012 and $0.45 per share through six months of fiscal 2012 compared to $0.20 per share and $0.38 per share in the corresponding periods last year. Our board of directors has authorized our annual dividend rate to increase from $0.78 per share in fiscal 2011 to $1.00 per share in fiscal 2012. We believe these increases are in recognition of our healthy balance sheet, disciplined capital allocation strategy and operating cash flow.

Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $29.0 million through six months of fiscal 2012 compared to $19.7 million in the corresponding period last year. We expect to open six new Bob Evans Restaurants in fiscal 2012. Based on positive returns and sustained same-store sales of our “Farm-Fresh Refresh” remodel program, we expanded our initial number of remodels from 56 Bob Evans Restaurants to 90 Bob Evans Restaurants in fiscal 2012. We also plan to rebuild three Bob Evans Restaurants in fiscal 2012. In fiscal 2012, we do not plan to open or rebuild any new Mimi’s. We are still evaluating the performance of the Mimi’s restaurants remodeled in fiscal year 2011 to determine if the investment meets our return-on-investment expectations. We expect capital spending to approximate between $80.0 and $90.0 million for all of fiscal 2012. Capital expenditures for fiscal 2011 were $44.0 million. The increase in expected capital expenditures in fiscal 2012 is due to our new restaurant openings and our “Farm-Fresh Refresh” program.

We are in the process of obtaining a new $300.0 million revolving credit facility. The facility is intended to provide us with liquidity options and to support our primary growth and return initatives. The initiatives include our “Farm-Fresh Refresh” program and new unit openings at Bob Evans Restaurants, our organic and inorganic initiatives in our foods segment and for our share repurchase program. Our interest expense on variable rate debt may increase in future periods as the credit facility funding source is utilized. We expect to complete the refinancing of the revolving credit facility by December 2011.

We believe that our cash flow from operations, as well as our existing bank lines of credit and the revolving credit facility, will be sufficient to fund future capital expenditures, working capital requirements, debt repayments and share repurchases.

Business Outlook

Diluted earnings per share for the quarter increased from $0.26 in the prior year to $0.42 in the second quarter of fiscal 2012. The increase in diluted earnings per share is primarily a result of lower impairment and severance costs in the restaurant segment and lower costs from our lean manufacturing productivity initiatives in the foods segment that occurred in the second quarter of fiscal 2011.

The fiscal 2012 outlook relies on a number of assumptions as detailed in this and the following paragraphs. We anticipate overall net sales to remain relatively flat in fiscal 2012 at about $1.7 billion. We expect earnings per share of approximately $2.36 to $2.44 for fiscal 2012.

We expect same-store sales at Bob Evans Restaurants to be flat for the full-year and Mimi’s to experience full-year same-store sales of negative 3.0% to negative 2.0%. We expected lower same-store sales in the first quarter, with gradual sequential improvement in the second, third and fourth quarters due partly to menu innovation initiatives and value messaging. We expect approximately $2.0 million higher year-over-year restaurant remodel start-up expenses, due to the higher number of planned remodels relative to fiscal 2011. We expect to record most of this incremental remodel expense in the second and fourth quarter of fiscal 2012. The restaurant segment operating margins are expected to be approximately 6.0% to 7.0% for the full fiscal 2012 year. We expect margin pressure from increasing commodity costs, offset by moderate price increases and menu management.

In the foods segment, we expect continued growth in pounds sold and expanded retail distribution, with overall net sales of $330.0 to $350.0 million for the full fiscal 2012 year. We anticipate that sow costs will be at the high range of approximately $60 to $65 per hundredweight in fiscal 2012 with the full-year average at the high end of this range. We expect operating income margins in the foods segment of approximately 7.0% to 8.0%. We expect the foods segment operating income margin to improve during the remainder of fiscal 2012 due to the cost savings related to lean manufacturing productivity initiatives started in the second quarter of fiscal 2011.

We are projecting net interest expense of approximately $8.5 to $9.5 million for all of fiscal 2012.

We estimate that our effective tax rate will approximate 32.0% to 33.0% for all of fiscal 2012, which is more representative of our historical average. We project weighted-average diluted shares outstanding to be approximately 30.0 million shares for the year, down from 30.4 million, to account for the increased share repurchase authorization.

We expect capital expenditures to approximate $80.0 to $90.0 million in fiscal 2012, an increase in our capital spending from $44.0 million in fiscal 2011. The increase is largely due to the expansion of the remodel program we expect to complete in fiscal 2012. At Bob Evans Restaurants we plan to build at least six new restaurants, plan to rebuild three restaurants and remodel 90 existing restaurants in fiscal 2012. Based on positive returns and sustained same-store sales of our “Farm-Fresh Refresh” remodel program, we expanded our initial number of remodels from 56 Bob Evans Restaurants to 90 Bob Evans Restaurants in fiscal 2012. The restaurants that have undergone the “Farm-Fresh Refresh” program continue to perform well. We will continue this remodel program in Cincinnati, Ohio, which will be complete at the end of fiscal 2012. In fiscal 2013, we expect to extend the “Farm-Fresh Refresh” program to Columbus and Cleveland, Ohio, where approximately 150 restaurants will be remodeled. At Mimi’s, we do not plan to open, rebuild or remodel any restaurants in fiscal 2012. Depreciation and amortization expense for fiscal 2012 should approximate $80.0 to $90.0 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

At October 28, 2011, our outstanding debt included $135.7 million of fixed-rate unsecured senior notes. We did not have any balances outstanding on our variable-rate revolving lines of credit. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt when there are outstanding balances.

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

PART II—OTHER INFORMATION

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

The following table provides information on Bob Evans purchases of its common stock during the three fiscal months ended October 28, 2011:

Period	Total Value of Shares Purchased	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
7/28/2011-8/26/2011	$5,225,773	$30.96	$5,225,773	$43,118,283
8/27/2011-9/23/2011	10,680,767	29.92	10,680,767	32,437,516
9/24/2011-10/28/11	10,679,241	30.37	10,679,241	21,758,275

Total	$26,585,781	$30.30	$26,585,781	$21,758,275

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

November 30, 2011

            Date

*	Paul F. DeSantis has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated November 30, 2011

Bob Evans Farms, Inc.

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