Form 10-Q
period 2012-01-27
BOB EVANS FARMS INC
filed 2012-02-29
CIK 33769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2012

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

As of February 24, 2012, the registrant had 29,140,626 common shares outstanding.

BOB EVANS FARMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	Dollars in thousands
	Unaudited January 27, 2012	April 29, 2011

Assets

Current Assets
Cash and equivalents	$47,943	$57,730
Accounts receivable	27,978	26,043
Inventories	24,201	23,526
Deferred income taxes	10,860	10,860
Prepaid expenses	3,066	1,446

Total Current Assets	114,048	119,605

Property, Plant and Equipment	1,698,878	1,672,192
Less accumulated depreciation	816,699	771,314

Net Property, Plant and Equipment	882,179	900,878

Other Assets
Deposits and other	9,020	3,954
Long-term investments	26,407	27,620
Goodwill	1,567	1,567
Other intangible assets	40,082	40,697

Total Other Assets	77,076	73,838

	$1,073,303	$1,094,321

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term debt	$38,571	$13,571
Accounts payable	33,128	30,418
Federal and state income taxes	4,063	10,793
Accrued nonincome taxes	21,109	20,519
Accrued wages and related liabilities	32,829	36,024
Self-insurance	26,963	26,058
Deferred revenue	21,100	16,289
Other accrued expenses	19,424	17,440

Total Current Liabilities	197,187	171,112

Long-Term Liabilities
Deferred compensation	28,444	29,685
Federal and state income taxes	11,019	12,443
Deferred income taxes	56,777	56,777
Deferred rent	24,459	24,478
Long-term debt	97,145	135,716

Total Long-Term Liabilities	217,844	259,099

Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at January 27, 2012, and April 29, 2011	426	426
Capital in excess of par value	197,103	188,736
Retained earnings	848,397	818,561
Treasury stock, 13,565,622 shares at January 27, 2012, and 12,409,338 shares at April 29, 2011, at cost	(387,654)	(343,613)

Total Stockholders’ Equity	658,272	664,110

	$1,073,303	$1,094,321

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	Jan. 27, 2012	Jan. 28, 2011	Jan. 27, 2012	Jan. 28, 2011
Net Sales	$428,339	$428,594	$1,240,885	$1,258,206

Cost of sales	137,657	135,001	384,586	381,301
Operating wage and fringe benefit expenses	133,575	141,282	399,422	425,463
Other operating expenses	69,906	68,840	206,342	205,553
Selling, general and administrative expenses	36,634	37,460	110,525	122,698
Depreciation and amortization expense	20,309	20,577	60,927	62,461

Operating Income	30,258	25,434	79,083	60,730

Net interest expense	1,879	2,098	5,975	6,800

Income Before Income Taxes	28,379	23,336	73,108	53,930

Provision for income taxes	8,124	7,870	22,294	18,125

Net Income	$20,255	$15,466	$50,814	$35,805

Earnings Per Share – Basic	$0.69	$0.51	$1.70	$1.18

Earnings Per Share – Diluted	$0.69	$0.51	$1.69	$1.18

Cash Dividends Paid Per Share	$0.25	$0.20	$0.70	$0.58

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	(Dollars in thousands) Nine Months Ended
	Jan. 27, 2012	Jan. 28, 2011
Operating activities:
Net income	$50,814	$35,805

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,927	62,461
Loss on disposal/impairment of assets	1,458	11,628
Loss (gain) on long-term investments	1,681	(1,502)
Deferred compensation	(1,241)	2,650
Compensation expense attributable to stock plans	4,094	6,423
Deferred income taxes	—	(91)
Deferred rent	(19)	188
Cash provided by (used for) current assets and current liabilities:
Accounts receivable	(1,935)	(5,537)
Inventories	(675)	1,087
Prepaid expenses	(1,620)	(722)
Accounts payable	2,710	(238)
Federal and state income taxes	(8,063)	(6,449)
Accrued wages and related liabilities	(3,195)	(10,959)
Self-insurance	905	399
Accrued nonincome taxes	590	(1,600)
Deferred revenue	4,811	9,146
Other accrued expenses	1,984	6,925

Net cash provided by operating activities	113,226	109,614

Investing activities:
Purchase of property, plant and equipment	(59,722)	(31,451)
Proceeds from sale of property, plant and equipment	16,652	2,830
Purchase of long-term investments	(469)	(1,978)
Deposits and other	(4,066)	254

Net cash used in investing activities	(47,605)	(30,345)

Financing activities:
Cash dividends paid	(20,978)	(17,591)
Proceeds from lines of credit	—	(14,000)
Payments of debt issuance costs	(1,000)	—
Principal payments on long-term debt	(13,571)	(26,905)
Purchase of treasury stock	(47,009)	(15,089)
Proceeds from issuance of treasury stock	7,983	7,180
Cash proceeds from exercise of stock-based compensation awards	(1,264)	(1,272)
Excess tax benefits from stock-based compensation	431	290

Net cash used in financing activities	(75,408)	(67,387)

Increase (decrease) in cash and equivalents	(9,787)	11,882

Cash and equivalents at the beginning of the period	57,730	17,535

Cash and equivalents at the end of the period	$47,943	$29,417

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

Unaudited Consolidated Financial Statements: The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. Except as described in this Form 10-Q, no significant changes have occurred in the financial disclosures made in our Form 10-K for the fiscal year ended April 29, 2011 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements). Throughout the Unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements, dollars are in thousands, except per share amounts.

Property, Plant and Equipment: We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair value of the assets. The estimated fair value is determined based on independent appraisals, which we deem to be Level 3 inputs under the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). See Note 7.

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

Stock-Based Compensation: We account for stock-based compensation in accordance with the Compensation-Stock Compensation Topic of the FASB ASC. Accordingly, stock-based compensation awards are measured on the fair value of the award on the grant date and are recognized over the vesting period of the award on a straight-line basis. The Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (“2010 Plan”) awards to retirement eligible employees are no longer subject to immediate expensing in full as of the date of the grant. Awards to retirement eligible employees are recognized over the vesting period of the award on a straight-line basis.

Industry Segments: We have two reportable segments: Restaurant and Foods. The Restaurant reportable segment consists of Bob Evans Restaurants and Mimi’s Café brands, which are aggregated in accordance with the authoritative guidance included in the Segment Reporting Topic of the FASB ASC.

Financial Instruments: The fair values of our financial instruments (other than long-term debt) approximated their carrying values at January 27, 2012. We estimated the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes.

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

Reclassifications: Certain prior year amounts have been reclassified to conform to the fiscal 2012 classification. Such reclassifications had no impact on reported net income.

2. Earnings Per Share

The denominator in the earnings per share calculation, as described more fully in Note 1, was based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Basic	29,319	30,258	29,909	30,348
Effect of dilutive stock options	96	146	90	89

Diluted	29,415	30,404	29,999	30,437

Dividends – On February 22, 2012, we announced that the Board of Directors approved a quarterly cash dividend of $0.25 per share. The quarterly dividend will be paid on March 19, 2012 to shareholders of record at the close of business on March 5, 2012.

3. Stock-Based Compensation

Stock-based compensation expense of $1,377 and $1,793 for the third quarters of fiscal 2012 and 2011, respectively, and $4,094 and $6,423 for the first nine months of fiscal 2012 and 2011, respectively, is included in the Consolidated Statements of Income. The decrease in stock-based compensation expense is due to discontinuing accelerated vesting of stock grants to retirement eligible employees in fiscal 2012. Upon retirement, stock grants will continue to vest on their original vesting schedule. See Note 1.

4. Industry Segments

Information on our operating segments is summarized as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Sales:
Restaurant	$337,308	$337,694	$999,334	$1,018,858
Foods	95,160	94,572	252,581	249,713

	432,468	432,266	1,251,915	1,268,571
Intersegment sales of Foods	(4,129)	(3,672)	(11,030)	(10,365)

Total	$428,339	$428,594	$1,240,885	$1,258,206

Operating income:
Restaurant	$23,111	$14,728	$62,321	$45,287
Foods	7,147	10,706	16,762	15,443

Total	$30,258	$25,434	$79,083	$60,730

5. Taxes

The combined federal and state income tax rates were 28.6% in the third quarter of fiscal 2012 versus 33.7% in the corresponding period a year ago. The lower tax rate for fiscal 2012 reflected the impact of settlements with state taxing authorities.

Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year and includes the impact of discrete items for the quarter. We expect the annual effective tax rate to be in a range of 31.0% to 32.0%.

6. Revolving Credit Facility

In the third quarter of fiscal 2012, we obtained a $300,000 revolving credit facility, of which $12,349 is reserved for certain stand-by letters of credit. The credit facility is intended to provide us with liquidity options and to support our primary growth and return initiatives. The credit facility extends over a period of five years and requires us to pay interest on outstanding borrowings at a rate based on London Interbank Offered Rate (“ LIBOR”) or the Base Rate plus a margin based on our leverage ratio, ranging from 0.75% to 2.00% per annum for LIBOR, and ranging from 0.00% to 1.00% per annum for the Base Rate. The Base Rate is the highest of (i) the Administrative Agent’s prime rate (ii) the Federal Funds open rate plus 0.50% and (iii) the Daily LIBOR Rate plus 1.00%. We are also required to pay a commitment fee of 0.150% per annum to 0.275% per annum, based on our leverage ratio, on the average unused portion of the total lender commitments then in effect. At January 27, 2012, we did not have any balances outstanding on the line of credit. Our interest expense on variable rate debt may increase in future periods as the credit facility funding source is utilized. We incurred financing costs of $1,000, which are being amortized over five years.

7. Impairment, Restructuring and Severance Charges

We did not record any impairment charges in the third quarters of fiscal 2012 or 2011. Through nine months of fiscal 2012, we recorded pretax impairment and severance charges totaling $3,180 (reflected in selling, general and administrative expenses “S,G&A”). In the Restaurant segment, this included $600 related to the impairment of one underperforming Bob Evans Restaurant, $2,206 related to the impairment of nonoperating restaurant property, plant and equipment and restaurant severance of $287. In the Foods segment, we recorded impairment charges of $87. By the end of the second quarter ended, October 28, 2011, all restaurant severance was paid.

Through nine months of fiscal 2011, we recorded pretax impairment, restructuring and severance charges totaling $13,895 (reflected in S,G&A). In the Restaurant segment, this included $9,220 related to five underperforming

Mimi’s Cafés and one underperforming Bob Evans Restaurant, $1,073 related to other restaurant property, plant and equipment and $829 of restaurant severance/retirement costs. In the Foods segment, we recorded pretax restructuring charges of $2,773 related to the closure of our fresh sausage operations at our plant in Bidwell, Ohio, and our food production facility in Galva, Illinois. All Restaurant and Foods segments restructuring and severance charges were settled by April 29, 2011.

In accordance with the Property, Plant and Equipment Topic of the FASB ASC, we wrote down the carrying value of the underlying assets to their estimated fair value, which resulted in the above impairment charges. Our impairment policy is described more fully in Note 1.

8.Net Gain on Sale

We did not record a net gain on the sale of assets in the third quarters of fiscal 2012 or 2011. Through nine months of fiscal 2012, we realized a gain on sale of assets, in the Restaurant segment of $407, related to the sale of other restaurant property, plant and equipment recorded in S,G&A.

In October 2011, we sold the Distribution Center (“DC”), located in Springfield, Ohio, for $13,000 in cash. We realized a net gain on the transaction of $689, in the Foods segment (reflected in S,G,&A). Our grocery products will continue to be distributed through the sold DC, as it is now, operated by an unrelated third party company.

9. Financial Instruments

At January 27, 2012, the estimated fair value of our long-term debt approximated $144,157 compared to a carrying amount of $135,716.

10. Commitments and Contingencies

As of January 27, 2012, future minimum rental payments on operating leases were $313,047 as described more fully in Note 1.

We are subject to various claims and contingencies related to lawsuits and other matters arising out of the normal course of business. We are of the opinion that there are no matters pending or threatened that are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.

11. Subsequent Events

On February 27, 2012, the Board of Directors terminated the existing share repurchase program and authorized a new share repurchase program of up to $52.0 million for the period of March 12, 2012 through June 29, 2012. The program authorizes Bob Evans to repurchase its outstanding common stock in the open market or through privately negotiated transactions.

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

As of January 27, 2012, we owned and operated 709 full-service restaurants, including 564 Bob Evans Restaurants in 18 states and 145 Mimi’s Cafés (“Mimi’s”) in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s are primarily located in California and other western states. Revenue in the Restaurant segment is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. We also produce and distribute pork sausage products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. Revenue in the Foods segment is generally recognized when products are shipped to our customers’ warehouses. All revenue is presented net of sales tax collections.

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

The following table reflects data for our third fiscal quarter ended January 27, 2012, compared to the prior year’s third fiscal quarter ended January 28, 2011. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our two industry segments – restaurant and foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

(dollars in thousands)	Consolidated Results		Restaurant Segment		Foods Segment
	Q3 2012	Q3 2011	Q3 2012	Q3 2011	Q3 2012	Q3 2011
Net sales	$428,339	$428,594	$337,308	$337,694	$91,031	$90,900
Operating income	$30,258	$25,434	$23,111	$14,728	$7,147	$10,706

Cost of sales	32.1%	31.5%	25.0%	25.4%	58.7%	54.3%
Operating wages	31.2%	33.0%	37.5%	39.3%	7.8%	9.3%
Other operating	16.3%	16.1%	19.1%	19.1%	5.7%	4.4%
S,G&A	8.6%	8.7%	6.2%	6.4%	17.3%	17.4%
Depr. & amort.	4.7%	4.8%	5.3%	5.4%	2.6%	2.8%

Operating income	7.1%	5.9%	6.9%	4.4%	7.9%	11.8%

Restaurant Segment Overview

The ongoing industry-wide factors most relevant to our Restaurant segment include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather. For the third quarter of fiscal 2012, the factors that had the greatest positive impact on our Restaurant segment performance were an improvement in same-store sales performance at both Bob Evans and Mimi’s, a reduction in labor hours, lower health insurance costs and lower utility costs. The factor that had the greatest negative impact was high commodity costs, which was offset by ongoing efficiency initiatives including the actual versus theoretical food cost programs.

In the third quarter of fiscal 2012, same-store sales increased 1.6% at Bob Evans Restaurants and decreased 3.4% at Mimi’s compared to the corresponding period last year. Restaurant segment operating income increased $8.4 million in the third quarter of fiscal 2012 compared to the corresponding period last year. The improvement in same-store sales is due to favorable reception to our marketing programs, favorable weather and a change to our promotional gift card program. The gift card program in the prior year included a higher promotional component, which negatively impacted net sales to a greater extent than the current year program. We remain focused on improving same-store sales at Bob Evans Restaurants and Mimi’s through menu and marketing initiatives designed to highlight sales layers and value messaging, as well as through “Farm Fresh Refresh” in our Bob Evans Restaurants. We also continue our efforts to control labor and food costs. Our goal is to drive incremental profitable traffic in our restaurants.

Foods Segment Overview

The ongoing industry-wide factors most relevant to our Foods segment include: sow availability and costs, other commodity costs, transportation and energy costs, competition, governmental regulations, food safety, the economy and consumer acceptance. In the third quarter of fiscal 2012, net sales increased $0.1 million, and total pounds sold increased 0.9%, compared to the corresponding period last year. The factors that had the greatest positive impact on our Foods segment profitability were market share gains in our sausage and side dish categories and additional points of distribution. The factor that had the greatest negative impact on our Foods segment profitability was high sow costs. We estimate that a $1.00 change in the average cost per hundredweight of sows impacts the Foods segment’s annual cost of sales by approximately $1.0 million.

Operating income in the Foods segment decreased $3.6 million in the third quarter of fiscal 2012, compared to the corresponding period last year, is mainly due to an increase in commodities, primarily sow and potato costs. Sow costs represent a significant part of the Food segment’s cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. Average sow costs increased from $51.16 in the third quarter of fiscal 2011 to $60.56 in the third quarter of fiscal 2012, or 18.4%.

Sales

Consolidated net sales decreased 0.1% to $428.3 million in the third quarter of fiscal 2012 compared to $428.6 million in the corresponding period last year. The net sales decrease was comprised of a decrease in the Restaurant segment of $0.4 million and an increase in the Foods segment of $0.1 million. Restaurant sales accounted for 78.7% of consolidated net sales in the third quarter of fiscal 2012. For the nine-month period ended January 27, 2012, consolidated net sales decreased $17.3 million, or 1.4%, compared to the corresponding period last year.

Restaurant sales decreased $0.4 million, or 0.1%, in the third quarter of fiscal 2012, compared to the corresponding period last year, with five fewer Bob Evans Restaurant locations, compared to the same period last year. The sales decrease in the third quarter of fiscal 2012 was primarily due to negative same-store sales at Mimi’s, partially offset by positive same-store-sales at Bob Evans. For the nine-month period ended January 27, 2012, restaurant sales decreased $19.5 million, or 1.9%, compared to the corresponding period last year and both restaurant concepts had negative same-store sales, with notable sequential improvement. We continue to implement menu and marketing initiatives designed to highlight our incremental sales layers and value messaging. At Bob Evans Restaurants, our “$6 Farmhouse Deals” with a 99 cent side dish add-on, bakery items available at our remodeled restaurants, continued off-premise growth with “Family-Meals-To-Go” coupled with $5 Soup-to-Go offers and our holiday offerings through the Farmhouse Feast have contributed to positive same-store-sales. We have also launched our Tuesday Family Night program to drive sales on a quieter weekday evening. In addition to our menu and marketing initiatives, we estimate favorable weather and rollover of fiscal 2011’s promotional gift card program contributed to same-store sales improvement by 50 basis points. The promotional gift card program in the third quarter of fiscal 2011 included a higher promotional impact, whereas an incremental purchase was required to redeem savings in the third quarter of fiscal 2012. At Mimi’s, our new menu focused on value, as our program “Mimi’s My Way 1-2-3” utilizes the add-on strategy in the same manner as Bob Evans Restaurants and continues to see increases in alcohol sales. Mimi’s is also adopting the successful off-premise sales strategies utilized by Bob Evans. Mimi’s introduced “Family Meals To-Go” and “Soup To-Go” strategies in the third quarter of fiscal 2012. Mimi’s also benefited from their holiday offerings through the “Holiday Feast To-Go”. Our dine-in and off-premise sales strategies at Mimi’s were communicated to the core demographic through digital marketing aimed at eClub members. Digital marketing has proved to be the most effective and economical means in communicating Mimi’s offerings. These factors have led to the sequential improvement in Mimi’s same-store sales.

Bob Evans Restaurants experienced a same-store sales increase of 1.6% in the third quarter of fiscal 2012, with a combined pricing and menu mix impact of 2.0%. Mimi’s experienced a same-store sales decrease of 3.4% in the third quarter of fiscal 2012, with a combined pricing and menu mix impact of 4.1%. For the nine-month period ended January 27, 2012, Bob Evans experienced a same-store sales decrease of 0.6%, with a combined pricing and menu mix impact of 1.8%. For the nine-month period ended January 27, 2012, Mimi’s experienced a same-store sales decrease of 4.3%, with a combined pricing and menu mix impact of 4.2%.

Same-store sales computations for a given year are based on net sales of restaurants that are open for at least two years prior to the start of that year. Sales of restaurants to be rebuilt are excluded for all periods in the computation when construction commences on the replacement building. Sales of closed restaurants are excluded for all periods in the computation. Restaurants are not excluded if they are closed for our ongoing Bob Evans “Farm Fresh Refresh” remodel program.

The following chart summarizes the restaurant openings and closings during the last seven quarters for Bob Evans Restaurants and Mimi’s:

Bob Evans Restaurants:
	Beginning	Opened	Closed	Ending
Fiscal 2012
1st quarter	563	—	—	563
2nd quarter	563	2	1	564
3rd quarter	564	—	—	564

Fiscal 2011
1st quarter	569	—	—	569
2nd quarter	569	—	—	569
3rd quarter	569	—	—	569
4th quarter	569	2	8	563

Mimi’s:
	Beginning	Opened	Closed	Ending
Fiscal 2012
1st quarter	145	—	—	145
2nd quarter	145	—	—	145
3rd quarter	145	—	—	145

Fiscal 2011
1st quarter	146	—	1	145
2nd quarter	145	—	—	145
3rd quarter	145	—	—	145
4th quarter	145	—	—	145

Consolidated Restaurants:
	Beginning	Opened	Closed	Ending
Fiscal 2012
1st quarter	708	—	—	708
2nd quarter	708	2	1	709
3rd quarter	709	—	—	709

Fiscal 2011
1st quarter	715	—	1	714
2nd quarter	714	—	—	714
3rd quarter	714	—	—	714
4th quarter	714	2	8	708

In the third quarter of fiscal 2012, we did not open any new Bob Evans Restaurants or Mimi’s. We expect to open six new Bob Evans Restaurants in fiscal 2012. We also plan to rebuild three existing Bob Evans Restaurants in fiscal 2012. Based on positive returns and sustained same-store sales of our “Farm Fresh Refresh” remodel program, we expanded our planned number of remodels from 56 to 90 Bob Evans Restaurants in fiscal 2012. The restaurants that have undergone the “Farm Fresh Refresh” remodel program continue to perform well. We anticipate completing the “Farm Fresh Refresh” remodel program in Cincinnati, Ohio, in the fourth quarter of fiscal 2012. By the end of fiscal 2013, we expect to have remodeled 280 Bob Evans Restaurants, nearly 50% of the restaurants in the concept. In the fourth quarter of fiscal 2012, we plan to refresh three Mimi’s restaurants.

The Foods segment experienced a sales increase of $0.1 million, or 0.1%, in the third quarter of fiscal 2012, and an increase of $2.2 million or, 0.9%, through nine months of fiscal 2012 compared to the corresponding periods a year ago. The increase in net sales in the third quarter and through nine months of fiscal 2012 is a result of an increase in total pounds sold. Total pounds sold increased 0.9% and 0.3% in the third quarter and through nine months of fiscal

2012, respectively. We gained market share in both our sausage and side dish categories. We are building on this recent increase in market share through an introduction of three new frozen breakfast burritos targeted at consumers seeking healthy and innovative breakfast alternatives. We expect these new products to aid in decreasing our exposure to volatile sow costs and validate our position as an innovator in the retail sales category. We intend to grow our Foods segment, both organically through new product introductions and by expanding our retail distribution, as well as with acquisition opportunities that play to our strength in sausage and sides.

Cost of Sales

Consolidated cost of sales (cost of materials) was 32.1% of sales in the third quarter of fiscal 2012 and 31.0% through nine months of fiscal 2012 compared to 31.5% and 30.3% of sales, respectively, in the corresponding periods a year ago. We are in the early stages of menu management and SKU rationalization processes that are geared to reducing the complexity of our restaurant menu and foods items. We believe that a reduction in complexity will allow us to manage food costs more effectively, which should lead to cost of sales improvements.

In fiscal 2012, Restaurant segment cost of sales (predominantly food costs) was 25.0% of sales in the third quarter and 24.6% of sales through nine months, compared to 25.4% and 24.6% of sales, respectively, in the corresponding periods a year ago. The Restaurant segment cost of sales as a percent of sales decreased slightly in the third quarter of fiscal 2012 and was flat through nine months of fiscal 2012 due to ongoing efficiency initiatives including the actual versus theoretical food cost programs implemented at both restaurant concepts, which was partially offset by commodity increases.

The Foods segment cost of sales ratio was 58.7% of sales in the third quarter of 2012 and 57.4% of sales through nine months, compared to 54.3% and 54.8% of sales, respectively, in the corresponding periods a year ago. The increase in the Foods segment cost of sales ratio in the third quarter and through nine months was due primarily to higher commodity costs of approximately $4.0 million, which included a $2.7 million effect of higher sow and potato costs. Sow costs averaged $60.56 per hundredweight and $61.94 in the third quarter and through nine months of fiscal 2012, respectively, compared to $51.16 and $56.60, respectively, per hundredweight in the corresponding periods last year. We expect sow costs to average $60 to $65 for the year.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) were 31.2% of sales in the third quarter of fiscal 2012 and 32.2% of sales through nine months of fiscal 2012, compared to 33.0% and 33.8% of sales, respectively, in the corresponding periods last year. In the third quarter and through nine months of fiscal 2012, the operating wage ratio decreased in both the Restaurant segment and in the Foods segment, compared to the corresponding periods last year, as we continue to better control labor in both segments.

In the Restaurant segment, operating wages were 37.5% of sales in the third quarter of fiscal 2012 and 37.8% of sales through nine months of fiscal 2012 compared to 39.3% and 39.2% of sales, respectively, in the corresponding periods last year. The operating wage ratio in the third quarter and through nine months of fiscal 2012 decreased due to a reduction in labor hours and lower health insurance claims. The reduction in labor costs was partially offset by the negative leverage due to same-store sales declines at both Bob Evans Restaurants and Mimi’s through nine months of fiscal 2012. We continue to revamp our labor management process to ensure proper tools are in place to more efficiently deploy labor during peak sales periods.

In the Foods segment, operating wages were 7.8% of sales in the third quarter of fiscal 2012 and 9.0% of sales through nine months of fiscal 2012, compared to 9.3% and 10.9% of sales, respectively, in the corresponding periods last year. The decrease in the operating wage ratio in fiscal 2012 was due to cost reductions from the closure of two fresh sausage operations, our lean manufacturing productivity initiatives started in the second quarter of fiscal 2011 and the sale of the Distribution Center (“DC”) in the second quarter of fiscal 2012. The operating wages and fringe benefits, related to the sale of the DC, is now classified as other operating expenses, as the DC is now operated by an unrelated third party company.

Other Operating Expenses

Approximately 93% of other operating expenses occurred in the Restaurant segment in the third quarters and through nine months of fiscal 2012 and fiscal 2011. The most significant components of other operating expenses were utilities, restaurant advertising, rent, restaurant supplies, repair and maintenance, non-income based taxes, credit/debit/gift card processing fees, pre-opening expenses related to our “Farm Fresh Refresh” remodel program and new restaurant openings. Consolidated other operating expenses were 16.3% of sales in the third quarter of fiscal 2012 and 16.6% through nine months of fiscal 2012, compared to 16.1% and 16.3% of sales, respectively, in the corresponding periods last year.

In the Restaurant segment, other operating expenses were 19.1% of sales in the third quarter of fiscal 2012 and 19.3% of sales through nine months of fiscal 2012 compared to 19.1% and 19.0% of sales, respectively, in the corresponding periods last year. The other operating expense ratio through nine months increased as a result of deleverage due to same-store sales declines at both Bob Evans Restaurants and Mimi’s, higher advertising expenses and higher repairs and maintenance expenses. The increases, through nine months of fiscal 2012, were partially offset by decreases in utility costs and restaurant supplies.

In the Foods segment, the other operating expenses ratio was 5.7% of sales in the third quarter of fiscal 2012 and 5.8% of sales through nine months of fiscal 2012 compared to 4.4% and 4.9% of sales, respectively, in the corresponding periods last year. The increase in the other operating expense ratio in the third quarter and through nine months of fiscal 2012 was primarily due to increases in transportation costs and fees associated with the third-party distribution agreement related to the sale of the DC, partially offset by our lean manufacturing productivity initiatives. The fees associated with the third-party distribution agreement are now classified as other operating expenses, as the DC is now operated by an unrelated third party company, whereas the fees were previously classified as operating wages.

Selling, General and Administrative Expenses (“S,G&A”)

Consolidated S,G&A expenses were 8.6% of sales in the third quarter of fiscal 2012 and 8.9% of sales through nine months of fiscal 2012 compared to 8.7% and 9.8% of sales, respectively, in the corresponding periods last year.

In the Restaurant segment, S,G&A expenses were 6.2% of sales in the third quarter of fiscal 2012 and 6.7% of sales through nine months of fiscal 2012 compared to 6.4% and 7.4% of sales, respectively, in the corresponding periods last year. The decrease in the S,G&A ratio in the third quarter of fiscal 2012 was primarily due to reduced long-term incentive compensation, lower performance-based 401(k) spending and general cost controls. The decrease in the S,G&A ratio through nine months of fiscal 2012 was primarily due to lower impairment charges on certain property, plant and equipment of $2.8 million and severance/retirement costs in the second quarter of fiscal 2012 of $0.3 million, compared to $10.3 million and $0.8 million, in the corresponding period last year. Partially offsetting these impairment charges in the second quarter of fiscal 2012 was a gain on sale of assets of $0.4 million.

In the Foods segment, S,G&A expenses were 17.3% of sales in the third quarter of fiscal 2012 and 18.1% of sales through nine months compared to 17.4% and 19.8% of sales, respectively, in the corresponding periods last year. The decrease in the S,G&A expense ratio through nine months of fiscal 2012 was a result of a decrease in consulting expenses related to manufacturing productivity initiatives in fiscal 2011, which was partially offset by an increase in transportation and marketing research fees in fiscal 2012.

Depreciation and Amortization

Consolidated depreciation and amortization expenses were 4.7% and 4.9% of sales in the third quarter and through nine months of fiscal 2012, respectively, compared to 4.8% and 5.0% in the corresponding periods last year.

In the Restaurant segment, depreciation and amortization expenses were 5.3% of sales in the third quarter and 5.4% of sales through nine months of fiscal 2012 compared to 5.4% of sales, in both the corresponding periods last year.

In the Foods segment, depreciation and amortization expenses were 2.6% of sales in the third quarter of fiscal 2012 and 2.8% of sales through nine months of fiscal 2012 compared to 2.8% and 3.2% of sales in the corresponding periods last year. The decrease in the depreciation and amortization expense ratio in the third quarter and through nine months of fiscal 2012 is due to reduced depreciation associated with the closure of two of our fresh sausage operations in the second quarter of fiscal 2011, partially offset by depreciation on property, plant and equipment additions.

Interest

Net interest expense for the third quarter and through nine months of fiscal 2012, compared to the corresponding periods last year, was as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011

Gross interest expense:
Fixed-rate debt	$1,834	$2,053	$5,868	$6,622
Variable-rate debt	45	46	108	179

	1,879	2,099	5,976	6,801
Gross interest income	(0)	(1)	(1)	(1)

Net interest expense	$1,879	$2,098	$5,975	$6,800

At January 27, 2012, $135.7 million was outstanding on our fixed-rate unsecured senior notes. We did not have any balances outstanding on our variable-rate revolving lines of credit during the third quarter of fiscal 2012. The decrease in interest expense was primarily the result of lower average borrowings in fiscal 2012, offset by costs associated with the new revolving credit facility. We reduced our total debt by $40.9 million through nine months of fiscal 2011 and by an additional $13.6 million through nine months of fiscal 2012. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt when there is an outstanding balance.

We completed the refinancing of a new $300.0 million revolving credit facility in the third quarter of fiscal 2012. The facility is intended to provide us with liquidity options and to support our primary growth and return initiatives. The initiatives include our “Farm Fresh Refresh” remodel program and new unit openings at Bob Evans Restaurants, our organic and inorganic initiatives in our Foods segment and our share repurchase program. Our interest expense on variable rate debt may increase in future periods as the credit facility funding source is utilized.

Taxes

The combined federal and state income tax rate was 28.6% in the third quarter of fiscal 2012 versus 33.7% a year ago.

The lower fiscal 2012 rate reflected the impact of settlements with state taxing authorities. We anticipate the annual effective tax rate for the entire year of fiscal 2012 to approximate 31.0% to 32.0%. We reevaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.

Liquidity and Capital Resources

Cash generated from operations was the main source of funds for working capital, capital expenditures, debt repayments and share repurchases in the third quarter of fiscal 2012. Cash and equivalents totaled $47.9 million at January 27, 2012. We completed the refinancing of a new $300.0 million revolving credit facility in the third quarter of fiscal 2012. The facility is intended to provide us with liquidity options and to support our primary growth and return initiatives. The initiatives include our “Farm Fresh Refresh” remodel program and new unit openings at Bob Evans Restaurants, our organic and inorganic initiatives in our Foods segment and our share repurchase program. Our interest expense on variable rate debt may increase in future periods as the credit facility funding source is utilized. Our bank lines of credit total $300.0 million, of which $12.3 million is reserved for certain standby letters-of-credit. The remaining $287.7 million of our bank lines of credit is available for liquidity needs, capital expansion and repurchases of Bob Evans common stock. At January 27, 2012, we did not have any balances outstanding on these lines of credit. During the third quarter of fiscal 2012, we repurchased 567,303 shares of our outstanding common stock at a cost of $18.8 million, using cash generated from operations. Our board of directors authorized an original share repurchase program of up to $50.0 million for the full year in fiscal 2012, which doubled our authorized share repurchase program compared to fiscal 2011. On February 27, 2012, our board of directors authorized a new share repurchase program of up to $52.0 million for the period March 12, 2012 through June 29, 2012. Our quarterly cash dividend was $0.25 per share on our outstanding common stock in the third quarter of fiscal 2012 and $0.70 per share through nine months of fiscal 2012 compared to $0.20 per share and $0.58 per share in the corresponding periods last year. Our board of directors has authorized our annual dividend rate to increase from $0.78 per share in fiscal 2011 to $1.00 per share in fiscal 2012. These increases are in recognition of our healthy balance sheet, disciplined capital allocation strategy and operating cash flow.

Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $59.7 million through nine months of fiscal 2012 compared to $31.5 million in the corresponding period last year. We expect to open six new Bob Evans Restaurants in fiscal 2012. Based on positive returns and sustained same-store sales of our “Farm Fresh Refresh” remodel program, we expanded our planned number of remodels from 56 to 90 Bob Evans Restaurants in fiscal 2012. We also plan to rebuild three Bob Evans Restaurants and three Mimi’s in fiscal 2012. In fiscal 2012, we do not plan to open any new Mimi’s. We are still evaluating the performance of the Mimi’s restaurants remodeled in fiscal year 2011 to determine if the investment meets our return-on-investment expectations. We expect capital spending to approximate between $80.0 and $90.0 million for all of fiscal 2012, compared to $44.0 million for fiscal 2011. The increase in expected capital expenditures in fiscal 2012 is due to our new restaurant openings and our “Farm Fresh Refresh” remodel program.

We believe that our cash flow from operations, as well as our revolving credit facility, will be sufficient to fund future capital expenditures, working capital requirements, debt repayments and share repurchases.

Business Outlook

The fiscal 2012 outlook relies on a number of assumptions as detailed in this and the following paragraphs. We expect earnings per share of approximately $2.38 to $2.44 for fiscal 2012.

We expect same-store sales at Bob Evans Restaurants to remain positive and Mimi’s to experience negative 3.0% to negative 1.0% same-store sales in the fourth quarter of fiscal 2012. We expect approximately $1.2 million higher year-over-year restaurant remodel and new restaurant pre-opening expenses, due to the higher number of planned remodels and new restaurants relative to fiscal 2011. The Restaurant segment operating margins are expected to be approximately 6.0% to 7.0% for the full fiscal 2012 year. We expect continued margin pressure from high commodity costs, to be partially offset by ongoing cost reduction initiatives.

In the Foods segment, we expect continued growth in pounds sold and expanded retail distribution, with overall net sales of $320.0 to $330.0 million for the full fiscal 2012 year. We anticipate sow costs to average $60 to $65 per hundredweight in fiscal 2012. We expect operating income margins in the Foods segment of approximately 7.0% to 8.0%. We expect the Foods segment operating income margin to improve during the remainder of fiscal 2012 due to the cost savings related to lean manufacturing productivity initiatives started in the second quarter of fiscal 2011.

We are projecting net interest expense of approximately $8.0 to $9.0 million for all of fiscal 2012.

We estimate that our effective tax rate will approximate 31.0% to 32.0% for all of fiscal 2012, which is a result of favorable settlements with state taxing authorities. Generally, we expect our effective tax rate to approximate 34.0%. We project weighted-average diluted shares outstanding to be approximately 29.9 million shares for the year, down from 30.4 million, to account for the increased share repurchase authorization. Our board of directors authorized an original share repurchase program of up to $50.0 million for the full year in fiscal 2012, which doubled our authorized share repurchase program compared to fiscal 2011. On February 27, 2012, our board of directors authorized a new share repurchase program of up to $52.0 million for the period March 12, 2012 through June 29, 2012.

We expect capital expenditures to approximate $80.0 to $90.0 million in fiscal 2012, an increase in our capital spending from $44.0 million in fiscal 2011. The increase is largely due to the expansion of the remodel program we expect to complete in fiscal 2012. At Bob Evans Restaurants we plan to build six new restaurants, rebuild three restaurants and remodel 90 existing restaurants in fiscal 2012. In the fourth quarter of fiscal 2012, we plan to remodel three Mimi’s restaurants. Based on positive returns and sustained same-store sales of our “Farm Fresh Refresh” remodel program, we expanded our planned number of remodels from 56 to 90 Bob Evans Restaurants in fiscal 2012. The restaurants that have undergone the “Farm Fresh Refresh” remodel program continue to perform well. We anticipate completing the “Farm Fresh Refresh” remodel program in Cincinnati, Ohio, in the fourth quarter of fiscal 2012. In the first quarter of fiscal 2013, we expect to complete the “Farm Fresh Refresh” remodel program in Columbus, Ohio. We will then commence the “Farm Fresh Refresh” remodel program in Cleveland, Ohio. Depreciation and amortization expense for fiscal 2012 should approximate $80.0 to $90.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

At January 27, 2012, our outstanding debt included $135.7 million of fixed-rate unsecured senior notes. We did not have any balances outstanding on our variable-rate revolving lines of credit. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt when there are outstanding balances.

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

The following table provides information on Bob Evans purchases of its common stock during the three months ended January 27, 2012:

Period	Total Value of Shares Purchased	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
10/29/2011-11/25/2011	$6,390,078	$32.35	$6,390,078	$15,368,197
11/26/2011-12/30/2011	7,675,165	32.70	7,675,165	7,693,032
12/31/2011-1/27/2012	4,701,536	34.83	4,701,536	2,991,496

Total	$18,766,779	$33.08	$18,766,779

On February 27, 2012, the Board of Directors terminated the existing share repurchase program and authorized a new share repurchase program of up to $52.0 million for the period of March 12, 2012 through June 29, 2012. The program authorizes Bob Evans to repurchase its outstanding common stock in the open market or through privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

4.1	$300,000,000 Revolving Credit Facility Credit Agreement among Bob Evans Farms, Inc., an Ohio corporation, as borrower; PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as co-lead arranger and co-bookrunner, J.P. Morgan Securities LLC, as co-lead arranger and co-bookrunner, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America N.A. and Fifth Third Bank, as co-documentation agents; and PNC Bank, National Association, JPMorgan Chase Bank, N.A., Bank of America N.A., Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Wells Fargo Bank, National Association, and The Ohio Valley Bank Company, as lenders.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2011 (File No. 0-01667)

4.2	Continuing Agreement of Guaranty and Suretyship by Bob Evans Farms, Inc., a Delaware corporation and Mimi’s Café LLC, a Delaware limited liability company, as the guarantors.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2011 (File No. 0-01667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be furnished and not filed herewith.

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

February 29, 2012

Date

*	Paul F. DeSantis has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated February 29, 2012

Bob Evans Farms, Inc.

Exhibit No.	Description	Location

4.1	$300,000,000 Revolving Credit Facility Credit Agreement among Bob Evans Farms, Inc., an Ohio corporation, as borrower; PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as co-lead arranger and co-bookrunner, J.P. Morgan Securities LLC, as co-lead arranger and co-bookrunner, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America N.A. and Fifth Third Bank, as co-documentation agents; and PNC Bank, National Association, JPMorgan Chase Bank, N.A., Bank of America N.A., Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Wells Fargo Bank, National Association, and The Ohio Valley Bank Company, as lenders.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2011 (File No. 0-01667)

4.2	Continuing Agreement of Guaranty and Suretyship by Bob Evans Farms, Inc., a Delaware corporation and Mimi’s Café LLC, a Delaware limited liability company, as the guarantors.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2011 (File No. 0-01667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be furnished and not filed herewith.