Form 10-K
period 2012-04-27
BOB EVANS FARMS INC
filed 2012-06-21
CIK 33769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2012

OR

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 28, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $987,419,261 based on the closing sale price as reported on the NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 15, 2012
Common Stock, $.01 par value per share	28,082,301 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 22, 2012	Part III

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

The following terms used herein are registered trademarks or service marks of Bob Evans: BE Mail®, BEST®, Bob Evans®, Bob Evans Restaurants®, Bob Evans Special Touch®, BEST Brand Builders®, Mimi’s®, Mimi’s Café®, Owens®, Mimi’s Café Fresh and Fit® Bob Evans Oven Bake®, and Taste of the Farm®, Farm Fresh Goodness®, Come Enjoy a Taste of France®, Just Enough®, and SWH Custom Foods®.

Background

We are a full-service restaurant company that operates two distinct restaurant concepts — Bob Evans Restaurants and Mimi’s Cafés. We are also a leading producer and distributor of pork sausage and complementary home-style convenience food items. Our business began in 1948 when our founder, Bob Evans, began making sausage on his southeastern Ohio farm to serve at his 12-stool diner. Our business grew from there, and we became a publicly traded company in 1963. Our current company was incorporated in Delaware in 1985 as the successor to the original company, which was incorporated in Ohio in 1957. We expanded our business by acquiring Owens Foods, Inc. (then known as Owens Country Sausage, Inc.) in 1987 and SWH Corporation, which does business as Mimi’s Café, in July 2004.

We have a 52 or 53-week fiscal year that ends on the last Friday in April. When we refer to fiscal 2012, fiscal 2011 and fiscal 2010, we are referring to our fiscal years that ended on April 27, 2012, April 29, 2011, and April 30, 2010, respectively. All years presented were comprised of 52 weeks, except fiscal 2010, which had 53 weeks.

The following table contains information regarding revenues, operating profit and identifiable assets of our two restaurant segments and our Foods segment for each of our last three fiscal years.

	Fiscal Year
	2012	2011	2010
	(Dollars in thousands)
Net sales
Bob Evans’ Restaurants	$973,678	$976,666	$1,005,094
Mimi’s Café	366,015	380,267	405,998
Foods	329,165	333,606	327,674

	1,668,858	1,690,539	1,738,766
Intersegment net sales of food products	(14,445)	(13,633)	(11,962)

Total	$1,654,413	$1,676,906	$1,726,804

Operating Income
Bob Evans’ Restaurants	$88,810	$73,426	$77,456
Mimi’s Café	(1,436)	(7,657)	7,688
Foods	20,500	22,771	21,270

Total	$107,874	$88,540	$106,414

Depreciation and Amortization Expense
Bob Evans’ Restaurants	$49,082	$48,628	$49,460
Mimi’s Café	23,576	24,435	24,976
Foods	9,454	10,085	9,552

Total	$82,112	$83,148	$83,988

Capital Expenditures
Bob Evans’ Restaurants	$74,282	$31,057	$23,870
Mimi’s Café	6,493	5,248	9,485
Foods	7,582	7,682	17,911

Total	$88,357	$43,987	$51,266

Identifiable Assets
Bob Evans’ Restaurants	$719,245	$734,944	$696,141
Mimi’s Café	215,925	228,966	261,902
Foods	90,670	91,931	116,639

	1,025,840	1,055,841	1,074,682
General corporate assets	39,937	38,480	34,207

Total	$1,065,777	$1,094,321	$1,108,889

Our Strategy

We believe our restaurant and foods businesses are regional brands with national potential. Our vision and mission statements embody our expectations for our company’s future. Our vision is to be the “Best in Class” in all of our food businesses. We strive to accomplish this vision by pursuing our mission — building brand loyalty by delighting customers with high-quality, delicious products “at your place or ours,” while balancing the needs of our employees, guests and investors.

We believe we can achieve our vision and mission by following a set of principles we refer to as our Bob Evans Special Touch (BEST) Brand Builders:

1.  Win Together as a Team — Our entire team must work together in a spirit of collaboration. We must communicate openly and share ideas and BEST practices with one another. We are committed to recognizing outstanding performance with pay incentives.

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

3.  Improve Margins With an Eye on Customer Satisfaction — We must keep our customers satisfied with high-quality products and service while improving our long-term profitability. This involves using effective systems and processes to deliver margin improvements, such as our restaurant labor management systems and lean manufacturing initiatives in our Foods segment. We must control our “controllables,” such as food costs, yields and waste.

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

Our Restaurant Concepts

As of April 27, 2012, we owned and operated 565 Bob Evans Restaurants and 145 Mimi’s Cafés, with no franchising. Through our two restaurant concepts, we offer our customers a unique dining experience by serving a variety of high-quality, reasonably priced breakfast, lunch and dinner items in family-friendly settings.

Bob Evans Restaurants Segment

Our vision for Bob Evans Restaurants is to be nationally recognized as a premier restaurant company in all markets in which we compete. Our mission is to be our customers’ favorite restaurant by giving them our BEST . . . one customer at a time. Bob Evans Restaurants are founded on quality, home-style food and friendly service. Bob Evans Restaurants feature “farm fresh goodness that brings families together,” including a wide variety of comfort foods inspired by our homestead heritage, such as Bob Evans sausage gravy and chicken pot pie. We want our customers to always feel right at home with us, so we “treat strangers like friends and friends like family.”

Breakfast entrées are served all day and feature traditional favorites such as sausage, bacon, eggs and hotcakes, as well as specialty offerings like crepes and Biscuit Bowls. We also offer a wide variety of lunch and dinner entrées, including a full line-up of Big Farm Salads and signature dinner items, such as country fried steak and slow-roasted turkey. During fiscal 2012, we added a number of new items to our menu from our innovation pipeline, including our $9.99 three course steak dinner, as well as our $6 Farmhouse deals, endless Farmhouse Lunch, and 99-cent add-ons. We also offer a “Fit from the Farm” menu to provide guests who are following a 2,000 calorie daily diet with the option of eating three balanced meals a day at Bob Evans Restaurants.

Bob Evans Restaurants feature an inviting atmosphere inspired by our Ohio farm heritage. The atmosphere evokes images of a classic, timeless country home. Most traditional Bob Evans Restaurants range in size from approximately 3,600 to 6,500 square feet while our larger Bob Evans Restaurants & General Stores are approximately 9,800 square feet, with an approximate average of 150 seats. We are in the process of implementing a remodeling program for all of our existing restaurants that is based upon our latest prototype, as discussed in more detail in “Restaurant Locations and Expansion” below.

We believe our Bob Evans Restaurants draw people who want a wholesome meal at a fair price in an alcohol-free, family-friendly atmosphere. Our average annual store sales were $1.7 million per Bob Evans Restaurant in fiscal 2012. Average per-guest checks for fiscal 2012 for breakfast, lunch and dinner were $8.20, 8.79 and 8.98, respectively, for an average of $8.64 for all day parts. Depending on each location’s business patterns, Bob Evans Restaurants are generally open from 6 a.m. or 7 a.m. until 9 p.m. or 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday at some locations. During fiscal 2012, breakfast, lunch and dinner accounted for 33.0 percent, 37.0 percent and 30.0 percent, respectively, of total Bob Evans Restaurant revenue. Weekend sales accounted for approximately 40 percent of a typical week’s revenue during fiscal 2012.

We aim to “Consistently Drive Sales Growth” by continuing to implement strategies to build Bob Evans Restaurants and to grow Bob Evans Restaurants’ carryout sales. We have increased marketing of our carryout offerings, including our family meals, catering menu and take-home holiday family feasts. We also introduced on-line ordering for Bob Evans Restaurants during fiscal 2011, which we believe fostered growth in our carryout business in 2011 and 2012. During fiscal 2012, Bob Evans Restaurants’ off-premise business (i.e., carryout and catering) accounted for approximately 10.9 percent of the concept’s total revenues. We will continue to focus efforts on increasing our carryout and catering business in fiscal 2013.

During April 2012, we implemented a “$9.99 three-course dinner platform,” headlined by three steak entrees, to address sales weakness at dinner. Early results of the $9.99 dinner program are encouraging. We have also introduced “$6 Farmhouse Deals,” “$6.99 Endless Farmhouse Lunch,” as well as new bakery offerings, which have been driving increased sale results, particularly at breakfast and lunch, and the $9.99 dinner drove positive dinner traffic in May 2012. We believe dinner is a critical component of our plan to return to consistent positive same-store sales growth.

We offer retail gifts, food items and other novelties for sale on a limited basis in the retail areas located inside most of our traditional Bob Evans Restaurants and on a much larger scale in our seven Bob Evans Restaurants & General Stores.

Mimi’s Café Segment

Mimi’s is a “French-inspired, neighborhood bistro” where our guests can “Come Enjoy a Taste of France.” Mimi’s colorful French-cottage themed buildings offer guests a place to enjoy the charm, flavors and simple joys of a cozy neighborhood bistro where the conversation and wine flow easily, at their pace. Mimi’s combines elements of an upscale casual experience with broad everyday appeal. The cuisine has a touch of “gourmet Francais,” featuring breakfast, lunch and dinner menu items inspired by the fresh, seasonal dishes and effortless style of the French countryside. The menu includes a variety of cuisine categories, including:

•	“Café Classics” featuring signature items such as our chicken pot pie and oven fresh pot roast;

•	“Gourmet Francais” featuring French-inspired dishes such as quiches, roasted chicken crepes and chicken cordon bleu; and

•	“Fresh and Fit” featuring flavorful menu items with 550 or fewer calories.

We believe that Mimi’s high-quality food, broad menu, exceptional service, unique atmosphere and affordable average check make the concept attractive to a broad demographic range. We believe the concept is particularly appealing to women, and we are focusing Mimi’s menu, atmosphere and marketing to attract more female guests.

All Mimi’s restaurants offer a selection of high-quality beer and wine. We continue to expand the selection of alcoholic beverages to satisfy guest demand, and in turn, increase alcohol sales and boost profit margins. During fiscal 2012, we added a broader selection of alcoholic beverages to our beer and wine service at forty-one existing Mimi’s Cafés giving us 125 Full or Limited Bar capabilities. Going forward, we intend to include beer, wine and a broad selection of alcoholic beverages in any new Mimi’s Café locations, subject to our ability to obtain the required liquor licenses and permits. We plan to continue our efforts to increase alcohol sales at Mimi’s during fiscal 2013 through enhanced beverage offerings and promotional initiatives such as “Wine Flights” (consists of three 2 oz. pours of selected White, Red or Sparkling wines for $8, or any combination of wines for $9) “Skinny Cocktails” (lower calorie versions of popular drinks like Cosmopolitan and Margarita), and our “Happiest Hour” program (featuring $5 Wine Flights and Bistro Bites every night of the week between 4 — 7 p.m. Sunday through Thursday and 4 — 6 p.m. Friday and Saturday).

Mimi’s restaurants are visually appealing and resemble a French country home with dormer windows, gabled roofs, stone walls and bright awnings. The interior of each restaurant, inspired by Southern European bistros, incorporates a warm base of stone floors, brick walls and rough-hewn beamed ceilings. Each restaurant contains distinct dining environments that provide our guests with a variety of dining atmospheres, including a French bistro-themed room, an outdoor patio and a winery-themed room, which can be used for private parties.

Most Mimi’s restaurants range in size from 6,000 to 7,000 square feet. The current prototype is an approximately 6,500 to 6,800 square-foot building with an approximate average of 240 seats. We did not build any new Mimi’s in fiscal 2011 or 2012.

Mimi’s average annual unit sales in fiscal 2012 were approximately $2.5 million. Average per-guest checks for fiscal 2012 for breakfast, lunch and dinner were $10.70, $11.19 and $13.30, respectively, for an average of $11.75 for all day parts. Sales of alcoholic beverages accounted for approximately 4.6 percent of Mimi’s sales in fiscal 2012. Mimi’s is open from 7 a.m. to 11 p.m., with breakfast being served all day. During fiscal 2012, breakfast, lunch and dinner accounted for approximately 23.0 percent, 40.5 percent and 36.5 percent, respectively, of Mimi’s total revenue. Weekend sales accounted for approximately 39 percent of a typical week’s revenue during fiscal 2012.

We aim to “Consistently Drive Sales Growth” by continuing to implement Value-focused strategies to build Mimi’s sales across all day parts and sales layers, including lunch and dinner dine-in meals as well off-premise occasions. To address speed of service at lunch, in fiscal 2012 we instituted our “Café Express Lunch” menu which features over 40 combinations of Soup, Salad and Sandwiches starting at $6.99 — served in less than 15 minutes or it’s free. We also offer a Seasonal 2-Course Lunch for $10.99, which consists of flavorful, French-inspired dishes such as Chicken Madeira Crepes, Parisian Shrimp Salad and Turkey, Brie & Cranberry Croissant along with a choice of soup or salad.

At dinner, we have focused on Value by offering guests a Seasonal 3-Course Meal for only $13.99 — featuring French-inspired dishes such as Chicken Madeira, Country French Beef Gratin and Provencal Glazed Shrimp & Asparagus Ravioli along with a choice of soup or salad and a Petite Treat dessert. For those guests who prefer their traditional Mimi’s favorites, we are providing an opportunity for them to ‘Make it a Meal’ for only $3 More, which consists of the addition of a soup or salad and a Petite Treat dessert with the purchase of any dinner entree.

Additionally, we have increased marketing of our carryout offerings, including our ‘Family Meals To-Go’ program which offers guests a choice of 10 different family-sized entrees (feeds 4-5) with a choice of Soup or Salad for only $25. We have also built upon our successful take-home holiday feasts sold traditionally throughout the Thanksgiving/Christmas time period to add an Easter Feast in the spring. Finally, we have built upon our successful ‘Muffins To-Go’ carryout offering to add a successful new sales layer featuring our ‘Soups To-Go’ — offering guests an opportunity to take home a quart of a ‘featured’ soup for only $5 with their choice of ‘any’ soup for $6 (in all cases, Mimi’s is donating $.25 for every quart of soup sold to a local hunger relief agency as a way to give back to our communities). During fiscal 2012, Mimi’s implemented an improved on-line ordering system to drive carryout sales. Mimi’s carryout and catering business accounted for approximately 4.9 percent of the concept’s total fiscal 2012 revenues.

Restaurant Management

We believe that high-quality restaurant management is critical to the success of our restaurant concepts. We must “Be the BEST at Operations Execution” to keep our customers satisfied. Our restaurant management structure varies by concept and restaurant size.

Our restaurant management structure for both Bob Evans Restaurants and Mimi’s Café is organized to drive top-line growth and bottom-line profitability. Each restaurant concept has a president and chief concept officer, who focus their efforts on the overall growth and development of the concepts, with particular focus on increasing sales, new restaurant development and concept evolution.

We also have a president and chief restaurant operations officer, who is responsible for building a sales, service and people-first culture that delivers “BEST in class” results for both Bob Evans Restaurants and Mimi’s Café. The president and chief restaurant operations officer leads the Bob Evans Restaurant and Mimi’s operations teams, and oversees restaurant development and construction in close cooperation with the chief concept officers. The president and chief restaurant operations officer also leads our Operations Services group, which develops “One BEST Way” solutions by standardizing operations processes across both restaurant segments and ensuring that all new procedures and tools are “restaurant ready.”

At Bob Evans Restaurants, “we treat strangers like friends and friends like family.” Each Bob Evans Restaurant employs approximately 50 to 90 hourly employees, and is led by a general manager, and two to three assistant managers, depending on the size, location and sales volume of the restaurant. Bob Evans Restaurant general managers report to an area coach who oversees approximately eight restaurants. The area coaches report to a vice president — head coach or a region coach. Each vice president — head coach is responsible for approximately 13 area coaches, whereas each region coach is responsible for approximately eight area coaches. Bob Evans Restaurants are visited regularly by all levels of management to ensure they are functioning well and adhering to the concept’s standards.

Mimi’s complements fine food with service that emphasizes our high standards, core values and attention to detail. Each Mimi’s employs an average of 70 hourly employees, and is led by a general manager and typically one to two assistant managers, depending on the size, location and sales volume of the restaurant. One assistant manager at each restaurant has been designated as a “sales manager” who is dedicated to “Consistently Driving Sales Growth” by driving sales of beverages, appetizers and desserts, as well as promoting sales programs such as carryout, catering, take-home holiday feasts and gift cards. Each Mimi’s also has a kitchen manager who is responsible for leading kitchen operations, including managing food preparation and ensuring menu items meet Mimi’s operational and quality standards. Mimi’s general managers report to an area coach who oversees approximately five to nine restaurants or an area coach designate who oversees approximately four restaurants. The area coaches and area coach designates report to a region coach who is responsible for an average of 48 restaurants. The region coaches in turn report to Mimi’s vice president of operations.

During fiscal 2012, we “Improved Margins with an Eye on Customer Satisfaction” by continuing to aggressively manage labor and food costs. Bob Evans Restaurants and Mimi’s eliminated approximately 2.1 million and 0.7 million labor hours, respectively, by improving labor forecasting and scheduling. We improved our guest loyalty index scores at Bob Evans Restaurants and maintained our guest loyalty index scores at Mimi’s Café. Additionally, we completed the deployment of an actual versus theoretical food cost program at both concepts to help manage food costs.

Restaurant Locations and Expansion

As of April 27, 2012, Bob Evans Restaurants (including Bob Evans Restaurants and General Stores) were located in 19 states, primarily in the Midwest, mid-Atlantic and Southeast, and Mimi’s Cafés were located in 24 states, primarily in California and other western states. The following table sets forth the number, concept and location of our restaurants as of the end of fiscal 2012:

Restaurants in Operation at April 27, 2012

	Bob Evans Restaurants	Mimi’s Cafés	Total Restaurants
Alabama		1	1
Arizona		12	12
Arkansas	1	2	3
California		57	57
Colorado		8	8
Delaware	7		7
Florida	51	11	62
Georgia		2	2
Illinois	16	3	19
Indiana	59		59
Iowa		1	1
Kansas	3	2	5
Kentucky	23	1	24
Maryland	28	3	31
Michigan	51		51
Missouri	23	2	25
Nebraska		1	1
Nevada		5	5
New Jersey	3		3
New Mexico		1	1
New York	8		8
North Carolina	7	5	12
Ohio	192	3	195
Oklahoma		2	2
Pennsylvania	38		38
South Carolina	4	1	5
Tennessee	3	3	6
Texas		11	11
Utah		4	4
Virginia	17	4	21
West Virginia	31		31

TOTAL	565	145	710

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

We have slowed the expansion of Bob Evans Restaurants over the past several years, but we are starting to open some new restaurants while remodeling our existing locations. In fiscal 2012, we opened four new Bob Evans Restaurants, compared to two in fiscal 2011, and none in fiscal 2010. In addition, we remodeled 87 Bob Evans Restaurants in fiscal 2012. During fiscal 2013, we plan to build up to 10 new Bob Evans Restaurants and remodel over 150 of our existing locations. These new restaurants will be located in high-traffic retail areas or near major interstate highways located in or near existing markets to deepen the concept’s penetration in successful trade areas and to expand into contiguous trade areas.

Historically, we have located Mimi’s in convenient, high-traffic areas in new and existing regional markets that we believe will support the concept. The casual dining segment has been hit particularly hard by the economic recession, and we have significantly reduced our development plans for Mimi’s. During fiscal 2012 and fiscal 2011, we did not open any new Mimi’s, compared to two in fiscal 2010. The reduction in development is largely due to the ongoing economic recession and Mimi’s prolonged negative same-store sales performance. Currently, we do not believe that our average new store volumes generate a level of return on our development costs that justifies significant expansion of Mimi’s. We do not intend to substantially increase the construction of new Mimi’s until the economy improves and we are able to improve “restaurant level economics” by increasing our sales, lowering our labor, purchasing and construction costs, and increasing our margins and profitability. We do not plan to open any new Mimi’s in fiscal 2013.

We continually assess all of our existing restaurants under a program to determine whether any restaurants should be (1) rebuilt, (2) relocated, (3) remodeled or (4) retired. During fiscal 2012, we retired two underperforming Bob Evans Restaurants and did not retire any Mimi’s. We believe these closures strengthened our restaurant portfolio by improving overall returns and freeing up resources for other uses, including the “Farm-Fresh Refresh” remodel program for Bob Evans Restaurants described below.

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

We believe we must innovate and change the way people think about Bob Evans Restaurants by ensuring that the concept is relevant to our family-first growth target. During fiscal 2012, we rebuilt three existing Bob Evans Restaurants and remodeled 87 existing restaurants. These restaurants are part of Bob Evans Restaurants’ new “Farm-Fresh Refresh” program, which provides the restaurants with a contemporary look and feel to enhance the guest experience. The new and remodeled restaurants feature a fresher, brighter color scheme, a new “Taste of the Farm” bakery, a dedicated carryout area, gift card displays, a redesigned retail area, and a mural depicting the heritage of the Bob Evans brand. During fiscal 2013, we plan to expand the Farm-Fresh Refresh initiative to 150 restaurants.

During fiscal 2012, we remodeled one Mimi’s Café. The remodeled restaurants are aimed to revitalize and reposition the concept.

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

Our restaurant operating margins are subject to changes in the price and availability of food commodities. Prices for many of the food and other commodities we buy for our restaurants increased significantly during fiscal 2012, and we expect more increases during fiscal 2013. Our operating margins are also affected by changes in the price of utilities, such as natural gas upon which many of our restaurants depend for their energy supply.

To help control costs and obtain competitive prices, our supply chain team negotiates directly with our suppliers and occasionally uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. Additionally, we purchase products in bulk for our food products operations and negotiate volume discounts with suppliers. We continue to consolidate our purchasing activities for the entire company. This allows us to leverage the combined purchasing power of both restaurant concepts and Foods segment. As part of this effort, we use competitive bidding and reverse on-line auctions for certain products and services.

Foods segment manufactures sausage products for both of our restaurant concepts, as well as muffin mixes, dressings, sauces and soups, which are distributed to our restaurants by third parties. Third parties distribute food and inventory items to our restaurants twice a week, on average. Our distributors purchase products from the suppliers we specify, at the prices we negotiate, and distribute them to our restaurants on a cost-plus basis. Produce, breads and dairy items are sometimes delivered to restaurants more frequently and/or obtained from local suppliers to ensure freshness.

During fiscal 2010, we undertook an extensive review of our restaurant distribution system in an effort to: optimize our distribution efficiency for both restaurant concepts; manage our restaurant distribution risk; combine the location of products for both restaurant concepts in the same distribution centers; and identify distribution partners capable of providing opportunities for additional efficiencies. We solicited and reviewed bids from a number of distributors to service our entire restaurant system. As a result of this process, we selected Gordon Food Service, Inc. (“GFS”) and Meadowbrook Meat Company, Inc. (“MBM”) as our restaurant distributors and implemented their services in fiscal 2011. Distribution services to our restaurants are now divided geographically, with GFS servicing our restaurants in the Eastern half, and MBM servicing our restaurants in the Western half, of the United States. As a result of our distribution system changes, we believe we have improved distribution efficiency, attained consistent pricing for both restaurant concepts, and lowered costs as we leverage the combined volume of both restaurant concepts. Although only two distributors furnish the majority of inventory items to our restaurants, we believe other distributors can readily provide this inventory. We have not experienced any material or continued shortage of the products distributed by any third parties. Please see Item 1A. Risk Factors — “Our restaurant business is dependent on timely delivery of fresh ingredients by our suppliers and distributors” for more information.

Sources and Availability of Raw Materials

Menu mix in the restaurant business is varied enough that raw materials historically have been readily available. However, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. During fiscal 2012, we experienced shortages of some produce items such as tomatoes due to extreme weather conditions in critical growing areas. We believe that all essential food products will continue to be generally available from our existing suppliers or, upon short notice, can be obtained from other qualified suppliers. Due to the rapid turnover of perishable food items, our restaurants maintain inventories with a modest aggregate dollar value in relation to revenues.

Advertising and Marketing

We spent approximately $41.5 million on restaurant advertising and marketing during fiscal 2012, including approximately $36.4 million for Bob Evans Restaurants and $5.2 million for Mimi’s. Most of our advertising budget was spent on television, radio, print and outdoor advertising for Bob Evans Restaurants. We focus our advertisements on new Bob Evans Restaurants’ menu items and the concept’s position as offering “farm fresh goodness that brings families together.” Our fiscal 2012 advertising campaigns featured new menu offerings, such as our $6 Farmhouse deals, Endless Farmhouse lunch and 99-cent add-ons. We also remained focused on our digital marketing efforts by utilizing BE Mail, Facebook and Twitter, as well as the Bob Evans Internet web site. We also distribute coupons and support in-store merchandising, menus, kids’ marketing programs, and local store marketing. For example, we support the openings of new and rebuilt stores with a special “Rise and Shine” grand opening celebration attended by members of our Bob Evans Restaurant leadership team.

Mimi’s marketing strategy revolves around three key planks: 1) Build positive brand awareness, 2) Deepen Brand engagement — both internally among our team members and externally among our guests and communities, and 3) Drive profitable sales. Traditionally, Mimi’s has relied on word-of-mouth and local store marketing rather than traditional advertising media. We have expanded Mimi’s marketing efforts to include more in-store merchandising, and targeted mailings. Digital and Social media has become an important aspect of Mimi’s marketing efforts, including use of Facebook, Twitter, the Mimi’s Café Internet website, and the Mimi’s Café E-Club, which has grown to more than 1 million members as of the end of fiscal 2012. Finally, Mimi’s has instituted a Cause Branding strategy — entitled, “Mimi’s Cares” — to deepen our level of engagement with our guests, communities and team members by supporting key causes our predominantly female target audience cares about most: 1) Women’s Health & Wellness, 2) Children’s Health & Wellness and 3) Hunger in our Communities. The successful partnership with the American Heart Association’s (“AHA”) “Go Red For Women” campaign in February — the first time the AHA has allowed a restaurant to sponsor this cause — has spawned additional agreements with Children’s Miracle Network Hospitals and National Breast Cancer Foundation, Inc.

Research and Development

Research and development expenses for our restaurant operations have not been material. As part of our effort to “Consistently Drive Sales Growth,” we continuously test food items to identify new and improved menu offerings to appeal to our existing customers, satisfy changing eating trends and attract new customers. We maintain 18 to 24 month product development pipelines for both of our restaurant concepts. These pipelines are focused on creating and introducing innovative items, as well as enhancements to existing offerings.

In order to keep our menus fresh and appealing to our guests’ taste preferences, our product development is concentrated on creating appealing menu offerings that are consistent with the positioning of each brand, as well as quality enhancements to some of our best-selling items. Product development for Bob Evans Restaurants focuses on home-style offerings with a unique Bob Evans twist, whereas Mimi’s develops products made with freshly prepared items consistent with its French bistro-inspired positioning.

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

Foods Segment — Retail Food Product Operations

Our vision for Foods segment is to be a BEST in class food business with a portfolio of convenient meal solutions that meet consumer needs driven by innovation and strong retail partnerships. We offer a wide variety of quality, home-style food products to retail and foodservice customers. We sell our retail food products under the Bob Evans and Owens brand names. We believe our food products provide “farm fresh goodness” and convenient meal solutions that uphold our high-quality standards. Our food products include approximately 100 varieties of branded fresh, smoked and fully cooked pork sausage and hickory-smoked bacon products. We also offer over 50 complementary, convenience food items in the refrigerated and frozen areas of grocery stores such as mashed potatoes, macaroni and cheese, microwaveable sandwiches and slow-roasted main dish entrées.

During fiscal 2012, we introduced approximately 17 new retail food products, including many varieties of Bob Evans side dishes, pre-cooked sausage and fresh and frozen sandwiches. Our refrigerated mashed potatoes and macaroni and cheese side dishes continue to grow as a percentage of our food products volume. We will continue to “Consistently Drive Sales Growth” through new product development and enhancing existing items to address changing consumer demands.

On April 28, 2012, Foods segment purchased from SWH Corporation and now owns and operates an approximately 25,000 square-foot prep kitchen in Fullerton, California, that prepares signature muffin mixes, dressings, sauces and soups for Mimi’s, Bob Evans Restaurants and some third-party restaurants. Third-party sales represent 12.8 percent, 16.4 percent and 15.4 percent of prep kitchen net sales for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. By producing approximately 40 to 45 different items, Foods segment allows Bob Evans Restaurants and Mimi’s to maintain a consistent flavor profile and efficiently produce an extensive menu of freshly prepared, high-quality items.

Production

We produce food products in our six manufacturing facilities. We produce fresh sausage products at our plants located in Hillsdale, Michigan, Richardson, Texas and Xenia, Ohio. Our Sulphur Springs, Texas, Bidwell, Ohio, and Springfield, Ohio, plants produce ready-to-eat products, such as sandwiches, soups and gravies.

We have made efforts to “Increase Returns on Invested Capital” by implementing a plant optimization program to ensure we are operating efficiently and are positioned for future growth. The program is geared to identify operational gaps and opportunities to improve production efficiencies. As a part of this program, we closed our fresh sausage plant in Galva, Illinois and the fresh sausage production portion of our Bidwell, Ohio plant in fiscal 2011. These closures were necessary to eliminate excess sausage manufacturing capacity resulting from diminishing supply in the live sow market, rising sow prices and decreasing sales volume in the sausage category.

In May 2012 we announced our intention to close our food production plants in Springfield, Ohio and Bidwell, Ohio, both in the second quarter of fiscal year 2014. As part of the plan, we intend to invest approximately $23.0 to $26.0 million of capital to add production lines to our food production facility in Sulphur Springs, Texas, to increase production of ready-to-eat food products.

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

We use third parties to manufacture or “co-pack” all of the Bob Evans and Owens products that are not produced in our own facilities. These co-packed items include our mashed potatoes, macaroni and cheese, and some meat items. At the end of fiscal 2012, we used approximately 22 third parties to manufacture food products for us.

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

Although our Bob Evans brand mashed potatoes are only available on a limited basis in some parts of the country, it is the leading brand of refrigerated mashed potatoes in the United States. Our goal is to “Consistently Drive Sales Growth” by leveraging our strong share position to secure additional retail store business and gain additional market penetration. We also believe strong brand awareness is critical in maintaining and securing valuable retail shelf space and will provide a strong platform for introducing product line extensions and new products.

Our sales force, which consists of our national account teams as well as third party food brokers, sells our food products to a number of leading national and regional retail chains. A relatively small number of customers accounts for a large percentage of our sales. For fiscal 2012, our largest 10 accounts represented approximately 60 percent of our total food products sales, with Wal-Mart Stores, Inc. (and its affiliates) and The Kroger Co. each accounting for over 10 percent of our food products segment sales. As part of our effort to “Win Together as a Team,” we maintain national account teams to address the needs of our key retailers on a long-term basis.

We continue to devote time and effort on sales of our products to foodservice customers (i.e., third party restaurants, schools and other commercial buyers). In fiscal 2012, sales to foodservice customers accounted for approximately 11 percent of our food products business. Items for our foodservice customers are made to their specifications and include sausage, sausage gravy and breakfast sandwiches. Although foodservice represents only a small portion of our food products sales, it provides us with incremental volume in our production plants, as well as an opportunity for future growth.

We sell a variety of products to unaffiliated third-party food brokers who in turn sell the products to the U.S. military, including convenience food items and sausage. Products sold by these unaffiliated third party brokers to the military represented less than one percent of our food products volume in fiscal 2012.

We sell our grilling sausage, side dish and frozen breakfast items in the Ontario, Canada area, and some of our Owens brand products are sold in parts of Mexico. Less than one percent of our fiscal 2012 revenue is attributable to sales of our food products in Canada or Mexico.

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

At the end of fiscal 2012, Bob Evans and Owens brand products were available for purchase in grocery stores in all 50 states, the District of Columbia, and the Ontario, Canada area. Our Owens brand products were available for purchase primarily in Oklahoma and Texas. Several of our Owens brand products were also available in parts of Mexico through H.E. Butt Grocery Company (dba HEB Grocery Stores).

We continue to work with retailers in states where there is an opportunity to distribute our products. We will explore expansion prospects with retailers to profitably increase points of distribution. During fiscal 2012, we added nearly 340 new item authorizations (i.e., orders from customers for products they have not ordered from us before).

Sources and Availability of Raw Materials

The most important raw material used in our food products business is live sows, which we depend upon to produce our pork sausage products. We procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in many states and Canada. The live sow market is highly cyclical in terms of the number of sows available and the current market price. A significant contraction in the live sow market began during fiscal 2010, and we believe that the sow herd is at its lowest level since the early 1900’s. The live sow market is also dependent upon supply and demand for pork products, as well as corn and soybean meal prices (the major food supply for sows), weather and farmers’ access to capital. In fiscal 2013, we believe the Foods segment will continue to be challenged by sow costs that are significantly higher than historical averages, as well as limited supplies of sows. To date, we have not experienced any significant or prolonged difficulty in procuring live sows. We have not traditionally contracted in advance for the purchase of live sows, although we have done so in limited quantities from time-to-time. We have, however, entered into some contracts with regard to the purchase of live sows in which we have agreed to accept a specific number of truck loads per week with pricing based on the current market price plus yield premiums.

Other important raw materials used in our food products operations are seasonings and packaging materials. Historically, these materials have been readily available, although some items may be in short supply during certain seasons and prices fluctuate according to availability. Such shortages did not have a material impact on net sales or operating income. Generally, we purchase these items under supply contracts, and we occasionally engage in forward buying when we believe it to be advantageous. We believe that these items will continue to be available from our existing suppliers or, upon short notice, can be obtained from other qualified suppliers.

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

Advertising and Marketing

During fiscal 2012, we spent approximately $8.5 million advertising our food products, excluding coupon and trade promotion marketing costs. Our food products marketing programs consist of advertising, consumer promotions and trade promotions. Our advertising activities include television, radio, newspaper and magazine advertisements aimed at increasing brand awareness and building consumer loyalty. Consumer promotions include the distribution of recipes featuring our products and targeted coupons designed to attract new customers and increase the frequency of purchases. Our trade promotions are aimed at providing retail display support and securing additional shelf space. During fiscal 2012, we continued to “Win Together as a Team” and “Consistently Drive Sales Growth” through joint marketing programs to support both Bob Evans Restaurants and the Foods segment.

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

Seasonality and Quarterly Results

Our restaurant and food products businesses are subject to seasonal fluctuations. Historically, our highest levels of revenue and net income at Bob Evans Restaurants occurred in the first and second quarters of our fiscal year. Many Bob Evans Restaurants are located near major interstate highways and generally experience increased revenue during the summer travel season. Conversely, Mimi’s business traditionally tends to be slightly lower in the summer months. Holidays, severe weather conditions (such as snow storms, hurricanes, thunderstorms), natural disasters (such as flooding, tornadoes, and earthquakes) and similar conditions impact restaurant sales volumes in some of the markets in which we operate.

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

Trademarks and Service Marks

We have registered trademarks and service marks, including the marks “Bob Evans®” and “Mimi’s Cafe®” for our restaurant business, “Bob Evans®” and “Owens®” for BEF Foods, and “SWH Custom Foods®” for our prep kitchen services, as well as the Bob Evans and Mimi’s Café logos. We maintain a registration program for our marks with the United States Patent and Trademark Office and in certain foreign countries. In order to better protect our brands, we have also registered our ownership of the Internet domain names “www.bobevans.com,” “www.mimiscafe.com.” “beffoods.com,” and “bobevansfoods.com.” We believe that our trademarks, service marks, proprietary recipes and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts and Foods segment. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concepts. It may be difficult for us to prevent others from copying elements of our restaurant concepts and food products, and any litigation to enforce our rights would likely be costly.

Government Regulation

We are subject to numerous federal, state and local laws affecting our businesses. Our restaurants are subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development and openings of new restaurants or could disrupt the operations of existing restaurants. However, we believe that we are in compliance in all material respects with applicable governmental regulations and, to date, we have not experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open or operate any of our restaurants.

Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wage, meal and rest breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence, paid “sick days” or other paid time off, mandated health benefits for all employees or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and food products operations. Minimum wage increases in many states in which we operated during fiscal 2012 affected the profitability of our restaurants and led to increased menu prices. Various proposals that would require employers to provide paid time off for all of their employees are considered from time-to-time in Congress and various states.

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

There have been a number of federal, state and local proposals and regulations to require restaurants to provide nutritional information on menus and/or require that restaurants label menus with the country of origin of meal ingredients. For example, Mimi’s located in California are subject to a state-wide menu labeling law that became effective on July 1, 2009, and our Bob Evans Restaurant located in Montgomery County, Maryland is subject to a menu-labeling law that became effective on July 1, 2010. The national health care reform legislation enacted on March 23, 2010, contains provisions that require restaurants with 20 or more locations to post calorie information on menus and additional nutritional information in writing at the restaurant. The FDA released Proposed Regulations implementing this legislation on April 6, 2011. The FDA was expected to release Final Regulations prior to December 31, 2011, but did not, and no release date is currently set. The Final Regulations will specify when the FDA will commence enforcement of the Final Regulations. Although the new federal legislation preempts the legislation already enacted in California, Montgomery County, Maryland, and other state and local jurisdictions (e.g., Maine, Massachusetts, New Jersey, Oregon, New York City and Philadelphia), some of these jurisdictions are requiring compliance with their regulations until the FDA begins enforcing the federal regulations. We are concerned that these menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. However, we support the implementation of uniform standards across the United States by the FDA, rather than a state-by-state and locality-by-locality approach.

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

Through our sausage manufacturing operations, our food products business is subject to the requirements of the Packers & Stockyards Act (the “P&S Act”). The general purpose of the P&S Act is to: (1) assure fair competition and fair trade practices; (2) safeguard farmers and ranchers; (3) protect consumers; and (4) protect members of the livestock, meat and poultry industries from unfair, deceptive, unjustly discriminatory and monopolistic practices. The P&S Act is administered by the Grain Inspection, Packers & Stockyards Administration (“GIPSA”), which is part of the USDA. Among other requirements, the P&S Act requires meat packers, such as our Foods segment, to be bonded, provides trust protection for producers in the event they are not paid for livestock by a meat packer, and requires that livestock producers be paid promptly by meat packers for the sale of livestock. Violations of the P&S Act may be resolved through a notice of violation, a stipulation agreement with GIPSA, administrative actions and court actions.

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

Employees

As of April 27, 2012, we employed 46,818 persons (full and part-time), including 32,720 persons in our Bob Evans Restaurants segment, 12,950 persons in our Mimi’s segment, 603 persons in our Foods segment and 545 at our two corporate offices. None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe our working conditions and compensation packages are generally comparable with those offered by our competitors. We consider overall relations with our employees to be favorable.

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

ITEM 1A.    RISK FACTORS.

The risk factors presented below may have a material adverse effect on our future operating results, financial position and cash flows. The categories listed below are for information purposes only and do not signify that any risk should or should not be included in one or more of the other categories, or that any category or risk is more significant than any other risk. In addition to the risk factors presented below, changes in general economic conditions, consumer tastes and discretionary spending patterns, demographic trends and consumer confidence in the economy, which affect consumer behavior and spending for restaurant dining occasions and retail purchases in general, may have a material adverse effect on us. Our actual results could vary significantly from any results expressed or implied by any forward-looking statements contained in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission depending upon a variety of factors, including, but not limited to, the following risks and uncertainties:

I.    STRATEGIC

Our plans depend significantly on initiatives designed to improve the efficiencies, costs and effectiveness of our operations, as well as increase revenues, and failure to fully achieve or sustain these plans could adversely affect our results of operations.

We have had, and expect to continue to have, initiatives related to cost efficiencies and revenue generation in various stages of testing, evaluation and implementation, upon which we expect to rely to improve our results of operations and financial condition. Many of these initiatives are inherently risky and uncertain in their application to our business in general, even when tested successfully on a more limited scale. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful system-wide implementation across hundreds of restaurants and involving tens of thousands of employees relies on consistency of training, stability of workforce, ease of execution and the absence of offsetting factors that can adversely influence results. Failure to achieve successful implementation of our initiatives could adversely affect our results of operations.

Our success depends on consumer acceptance of our menu offerings, food products, prices, atmosphere, convenience and service procedures.

Our success in creating demand for our restaurant menu offerings and food products is dependent on our ability to continue to accurately predict consumer dining and taste preferences and adapt our menu and food products to trends in food consumption. If customer eating habits change significantly and we are unable to respond with appropriately priced menu offerings and food products, as well as convenience and service procedures, it could have a material adverse effect on demand for our menu offerings and food products, which would result in lost customers and a material adverse effect on our business and results of operations. Our success is also dependent upon our ability to provide outstanding customer service, convenience and to keep the atmosphere of our two restaurant segments differentiated from our competitors, and relevant and appealing to our customers. If we change a restaurant concept or customer service technique, we may lose customers who do not prefer the changed concept or customer service technique, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make the concept or technique profitable.

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

The success of any restaurant expansion will depend upon numerous factors, many of which are beyond our control, including the following:

•	our ability to generate a suitable level of return on the money we invest in new restaurants;

•	the availability and hiring of qualified personnel;

•	our ability to appropriately train employees and staff the restaurants;

•	reliance on management to identify available and suitable restaurant sites;

•	competition for restaurant sites;

•	negotiation of favorable purchase or lease terms for restaurant sites;

•	timely development of new restaurants, including the availability of construction materials and labor;

•	management and control of construction and development costs of new restaurants;

•	our ability to manage construction delays related to the opening of any facility;

•	our ability to manage the local, state or other regulatory, zoning and licensing processes in a timely manner, or at all;

•	cost and availability of capital;

•	competition in our markets;

•	consumer acceptance of our restaurants in new markets; and

•	general economic conditions.

In addition, we have and plan on entering new markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause the new restaurants to be less successful in these new markets than in our existing markets.

Our long-term growth strategy will strain our management, financial and other resources. For instance, our existing restaurant management systems and procedures, financial controls, information systems, management resources and human resources may be inadequate to support our planned expansion. Also, we may not be able to respond on a timely basis to all of the changing demands that the planned expansion will impose on our infrastructure and other resources. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and locate, hire, train and retain management and operating personnel.

We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing, relocating and remodeling of existing restaurants, which may adversely affect our results of operations.

Our sales and expenses can be impacted significantly by the number and timing of the opening of new restaurants and the closing, relocating and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and other expenses when we close, relocate or remodel existing restaurants. The expenses of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

Our restaurant business is dependent upon satisfactory customer service, and we may have difficulty hiring and retaining a sufficient number of qualified employees to deliver appropriate service.

Our success depends in part upon our ability to attract, train, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers who can meet the high standards necessary to deliver the levels of food quality and service on which our restaurant segments are based. The short supply of qualified individuals in some areas could strain our restaurant operations, delay new restaurant openings or require us to increase wages to attract desired individuals, which could have a material adverse effect on our financial position or results of operations. Also, high rates of employee turnover could have a negative impact on food quality and customer service, which would result in an adverse effect on our restaurant business and results of operations.

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

Our marketing and branding strategies may not be successful, which could negatively affect our business.

Our marketing and branding strategies continue to evolve to maximize our appeal to customers and compete effectively. We do not have any assurance that our marketing strategies will be successful. If new advertising, modified branding, and other marketing programs are not successful, we may not generate the level of restaurant and food products sales we expect and the expense associated with these programs will negatively affect our financial results. Moreover, many of our competitors have successfully used national marketing strategies, including network and cable television advertising in the past, and we may not be able to successfully compete against those established programs.

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

The growth of our Foods segment’s sales and profits is dependent upon our ability to expand into existing and new markets.

The successful growth of our Foods segment business depends on our ability to add new retail customers, as well as expand the number of products sold through existing retail customers by expanding the number of our items they offer for sale. The expansion of the Foods segment business depends on our ability to obtain and retain large-account customers, such as grocery store chains and warehouse customers. Our failure to obtain and retain new large-account customers or maintain our relationships with existing large-account customers could have a material adverse effect on the Foods segments’ business and results of operations.

Our Food segment’s business is dependent upon a limited number of suppliers for the production of a significant number of items and relies upon a relatively small number of customers for a large percentage of its sales.

Our Foods segment’s business is dependent upon a limited number of suppliers, and we have not identified secondary suppliers for food products manufactured in our plants. Our prolonged inability to provide products to fill orders in a timely manner would have an adverse effect on both our restaurant segments’ and the Foods segment’s businesses and our results of operations. Our Foods segment’s business also relies upon a relatively small number of customers for a large percentage of its sales. Our inability to maintain strong relationships with our key customers could result in a loss of business, which would have a material adverse effect on our Food products business and our results of operations.

The financial performance and results of operations of the Foods segment could be adversely affected by availability of and price we pay for sows.

Sows are the most important raw material used to produce our pork sausage products in our food products business. We procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in many states and Canada. The live sow market is highly cyclical in terms of the number of sows available and the current market price. A significant contraction in the live sow market began during fiscal 2010, and we believe that the sow herd is at its lowest level since the early 1900’s. The live sow market is also dependent upon supply and demand for pork products, as well as corn and soybean meal prices (the major food supply for sows), weather and farmers’ access to capital.

We believe our Foods segment will continue to be challenged by sow costs that are significantly higher than historical averages, as well as limited supplies of sows. Higher sow costs adversely affect the Foods segment’s profitability, and we cannot guaranty that we will be able to pass along any portion to our consumers in a timely manner or at all.

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

A majority of our Bob Evans Restaurants are located in Ohio and other parts of the Midwest, which makes us particularly sensitive to economic conditions, natural disasters, severe weather and other events in this region. We believe same-store sales at our Bob Evans Restaurants are particularly sensitive to economic conditions in the Midwest, which has been hit particularly hard by the downturn in the United States’ economy, the troubled auto industry, increased unemployment and lower home values. Nearly 250 Bob Evans Restaurants are located in Michigan and Ohio where the impact of job losses in the automotive industry (manufacturers and suppliers) could have a material adverse effect on our sales. Also, because a significant percentage of our Mimi’s are located in California, we are also particularly sensitive to events and developments in that state, such as earthquakes or other natural disasters and energy shortages. We are particularly concerned about Mimi’s sales and profit trends in California, Florida, Arizona and Nevada. These states accounted for approximately 62.8 percent of Mimi’s sales in fiscal 2012 and have been hit particularly hard by the downturn in the United States’ economy, sub-prime mortgage issues, increased unemployment and lower home values.

Adverse weather conditions could harm our sales and profits.

Weather conditions can adversely impact sales at our restaurants. Adverse weather conditions, such as snow and ice in the Midwest that keep customers from dining out or going to grocery stores, result in lost opportunities for our restaurants and food products division. Adverse weather conditions may also cause shortages or interruptions in the supply of fresh meat and produce to our restaurants and hamper the distribution of our Foods segment’s products to grocery stores.

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

As a business with two restaurant segments and a Foods segment, we can be adversely affected by complaints or litigation from consumers alleging illness, injury or other food quality, adverse health effects (including obesity) or operational concerns. Our reputation and business can also be adversely affected by negative publicity resulting from such complaints or litigation. Food-related contaminations and illnesses may be caused by a variety of food borne pathogens, such as e-coli or salmonella, from a variety of illnesses transmitted by restaurant workers, such as hepatitis A, and from contamination of food by foreign substances. Contamination and food borne illness incidents could also be caused by food suppliers and distributors. As a result, we cannot control all of the potential sources of contamination or illness that can be contained in or transmitted from food. If any person becomes injured or ill, or alleges becoming injured or ill, as a result of eating our food, we may temporarily close some restaurants or a Foods segment plant, which would decrease our revenues, and we may be liable for damages, be subject to governmental regulatory action and/or receive adverse publicity, regardless of whether the allegations are valid or whether we are liable, any of which could have long-lasting, negative effects on our reputation, financial position and results of operations.

Unfavorable publicity, or a failure to respond effectively to adverse publicity, could harm our reputation and adversely impact our guest counts and sales.

The good reputation of our restaurant and foods brands is a key factor in the success of our business. Actual or alleged incidents at any of our restaurants or plants could result in negative publicity that could harm our brands. Given the extensive use of the Internet and various forms of social net working websites, as well as our own website, unfavorable publicity can spread world-wide in only hours. Even incidents occurring at restaurants operated by our competitors or in the supply chain generally could result in negative publicity that could harm the restaurant and food processing industry overall and, indirectly, our own brands. Negative publicity may result from allegations of illegal, unfair or inconsistent employment practices, guest discrimination, illness, injury, or any of the other matters discussed above that could give rise to litigation. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants or plants, or only to a single restaurant or plant, could adversely affect public perception of the entire brand. Negative publicity also may result from health concerns including food safety and flu outbreaks, publication of government or industry findings concerning food products, environmental disasters, crime incidents, data privacy breaches, scandals involving our employees, or operational problems at our restaurants, all of which could make our brands less appealing to our guests and customers, and negatively impact our guest counts and sales.

Adverse publicity and its effect on overall consumer perceptions of our brands, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

Catastrophic events may disrupt our business and could adversely affect our revenues and results of operations.

We are a highly automated business and rely on our production facilities and our network infrastructure and our Web site for our development, marketing, operational, support, hosted services and sales (including on-line ordering) activities. A disruption, infiltration or failure of these systems or third party hosted services in the event of a major natural disaster, fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. In the past, severe weather conditions and natural disasters have caused power outages and other circumstances which have adversely affected the operations of our corporate office in Columbus, Ohio, individual food manufacturing plants, and restaurants.

Our Foods segment operates six manufacturing plants. If we were forced to close or delay production at one or more of these plants due to a natural disaster or significant labor issue, we may be unable to increase production at our other plants in a timely manner, which could have a material adverse effect on our results of operations. Also, the two restaurant segments rely on a single site prep kitchen for preparation of a substantial amount of their muffin mixes, dressings, sauces and soups. Any temporary or permanent disruption in the operation of this facility would affect the ability of the two restaurant segments, and especially Mimi’s, to serve the full range of menu offerings or require us to obtain these items from alternative sources, which could have a material adverse effect on our results of operations.

A catastrophic event that results in the destruction or disruption of our data center or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. We have recently deployed a more robust disaster recovery plan and backup systems to reduce the potentially adverse effect of such events.

We have not experienced material cyber-incidents to date, however the occurrence and effects of cyber-incidents may remain undetected for an extended period. We do not carry network-liability insurance concerning cyber-attacks.

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

We utilize price increases for menu offerings and food products to help offset cost increases, including increased costs for wholesale food, raw materials, distribution, minimum wages, employee benefits, construction, fuel, utility, and other costs. During fiscal 2012, we implemented menu price increases at Bob Evans Restaurants to help offset operating and supply cost increases. We did not implement price increases at Mimi’s Café. Further federal legislation to increase the minimum wage as well as the tip credit wage we pay to certain staff members receiving guest gratuities is probable, and there may be similar increases implemented in other jurisdictions in which we operate or seek to operate. We may not be able to anticipate and react to changing costs by adjusting our purchasing practices and prices to sufficiently account for increased costs, especially further minimum wage increases at the federal and/or state level. Also, because we offer moderately priced food, we may not be able to, or we may choose not to, pass along price increases to our customers, which could have a material adverse effect on our business and results of operations.

We outsource certain business processes and product manufacture to third-party vendors that subject us to risks, including disruptions in business and increased costs.

Some of our business processes and the manufacture of certain products are currently outsourced to third parties. Such processes include distribution of food and retail products to our store locations, manufacture of certain products, credit card authorization and processing, gift card tracking and authorization, health care and workers’ compensation insurance claims processing and externally hosted business software applications. We cannot ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities, and there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our financial condition and results of operations.

III.    COMPLIANCE

The restaurant and food products industries are heavily regulated, and compliance with applicable laws and regulations may be more costly than we expect.

The restaurant industry and the food products industry are subject to various federal, state and local laws and regulations relating to health, sanitation, safety and fire standards, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and applicable requirements concerning minimum wage, overtime, healthcare coverage, family leave, medical privacy, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. Compliance with these legal requirements may be more costly than we expect. The failure to obtain and/or retain licenses, permits or other regulatory approvals could delay or prevent the opening of a restaurant and/or the continued operation of a particular restaurant or food products manufacturing facility. Our failure to comply with applicable laws and regulations could also result in fines or legal actions that could adversely affect our business, results of operations and financial position. Significant legal and regulatory issues affecting our business include:

•

employment laws, including minimum wage requirements, overtime pay, meal and rest break requirements, paid “sick days” or other paid time off, unemployment tax rates; discrimination laws, workers’ compensation rates and citizenship and immigration requirements;

•	national health care reform legislation that passed the U.S. Congress in March 2010 and its provisions that will require labeling on restaurant menus, menu boards, and drive-through displays;

•	permit, licensing and other regulatory requirements for the sale of food and alcoholic beverages;

•	health, safety and fire regulations;

•	zoning, land and environmental regulations;

•	a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials;

•	sales tax;

•	new and changing laws and regulations relating to gift cards;

•	food safety regulations governing the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States and Canada;

•	laws governing public access and employment for people with disabilities; and

•

state “dram shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

In March 2010, the President signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (“Health Care Reform Acts”). Although we cannot predict with certainty the financial and operational impacts the new law will have on us, we expect that our expenses will increase over the long term as a result of the new law. Any such increases could adversely affect our business, financial condition and results of operations. Among other things, the new law requires restaurant companies such as ours to disclose calorie information on their menus. We do not expect to incur any material costs from compliance with these provisions of the law, but cannot anticipate the changes in guest behavior that could result from the implementation of these provisions, which could have an adverse effect on our sales or results of operations.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings in our restaurants could increase our operating costs, affect consumer preferences, increase the likelihood of litigation, and negatively impact our results of operations.

We are concerned about regulations requiring restaurants to provide calorie and other nutritional information on menus and/or in our restaurants. Mimi’s located in California are subject to a state-wide menu labeling law that became effective on July 1, 2009, and our Bob Evans Restaurant located in Montgomery County, Maryland is subject to a menu-labeling law that became effective on July 1, 2010. The Health Care Reform Acts contains provisions that require restaurants with 20 or more locations to post calorie information on menus and additional nutritional information in writing at the restaurant. The FDA released Proposed Regulations implementing this legislation on April 6, 2011. The FDA was expected to release Final Regulations prior to December 31, 2011, but did not, and no release date is currently set. The Final Regulations will specify when the FDA will commence enforcement of the Final Regulations which is expected to be one year after publication. Although the new federal legislation preempts the legislation already enacted in California, Montgomery County, Maryland, and other state and local jurisdictions (e.g., Maine, Massachusetts, New Jersey, Oregon, New York City and Philadelphia), some of these jurisdictions are requiring compliance with their regulations until the FDA begins enforcing the federal regulations.

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

Changes in accounting standards issued by the FASB or other standard-setting bodies may adversely affect our results of operations and financial condition.

Our financial statements are prepared in accordance with GAAP. The FASB, the AICPA and other accounting standard-setting bodies may periodically issue changes to, interpretations of or guidance with respect to GAAP. The adoption of such guidance may have an adverse effect on our results of operations and financial position.

IV.    OTHER

The global economic downturn adversely impacted our business and financial results in fiscal 2012, and uncertainty regarding the economic recovery could have a material adverse effect on us in the future.

The restaurant and food products industry is dependent upon consumer discretionary spending. The global economic downturn and uncertainty regarding the economic recovery has reduced consumer confidence to historic lows impacting the public’s ability and desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses in the financial markets, personal bankruptcies and reduced access to credit, resulting in lower levels of guest traffic in our restaurants and sales of our food products. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests and customers may have less disposable income and reduce the frequency with which they dine out or purchase our products. This is particularly the case with casual dining concepts like Mimi’s because consumers may choose more inexpensive restaurants (such as quick-service restaurants or fast casual dining) when eating outside the home. If this difficult economic situation continues for a prolonged period of time or deepens in magnitude, our business and results of operation could be materially adversely affected, and our customers may continue to remain apprehensive about the economy and maintain or further reduce their already lowered level of discretionary spending. This will result in spreading fixed costs across a lower level of sales, and will, in turn cause downward pressure on our profitability. This could result in restaurant or plant closures and asset impairment charges.

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

Inappropriate use of social media vehicles presents new risks.

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

Our two restaurant segments and our Foods segment businesses are also subject to seasonal fluctuations. As a result, our quarterly and annual operating results, same-store sales and comparable food products sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any fiscal year. If our quarterly operating results fall below the expectations of securities analysts and investors due to the factors discussed above, this could result in a decline in our stock price.

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

Our credit facility and the agreements governing our senior notes contain various covenants that limit, among other things, our ability to: incur liens on our assets; merge or consolidate with other entities; transfer or sell a substantial part of our assets; substantially change the nature of our business; engage in sale and leaseback transactions; and enter into transactions with affiliates.

The agreements governing our senior notes contain additional restrictive covenants, including financial maintenance requirements relating to our: consolidated net worth; ratio of consolidated indebtedness to consolidated capitalization; ratio of consolidated income available for fixed charges to fixed charges; and levels of priority indebtedness.

The covenants contained in our credit facility could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities, to fund our business operations or to successfully implement our current and future operating strategies.

A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. In addition, the agreements governing our credit facility and senior notes require us to maintain certain financial ratios. Our ability to comply with these covenants may be affected by events beyond our control (such as uncertainties related to the current economy), and we cannot be sure that we will be able to comply with these covenants at all times in the future. Upon the occurrence of an event of default under any of our debt instruments, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot be sure that our assets would be sufficient to repay in full our outstanding indebtedness.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.

We believe that our trademarks, service marks and other proprietary rights are important to our success and our competitive position. Our primary trademarks, “Bob Evans,” “Mimi’s Cafe” and “Owens,” are key components of our operating and marketing strategies. As a result, we devote appropriate resources to the protection of our trademarks and other proprietary rights. The protective actions that we take, however, may not be sufficient to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal costs.

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

Our Certificate of Incorporation and Bylaws, as well as Delaware law, may have anti-takeover effects.

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

Our business could be negatively affected as a result of a proxy fight and the actions of activist shareholders.

If we became engaged in a proxy contest with an activist shareholder in the future, our business could be adversely affected because: responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our management and employees; perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and, if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

If the Mimi’s Segments actual performance does not meet the forecasts contained in our five-year strategic plan, we may need to take a non-cash impairment charge related to the intangible assets associated with the Mimi’s concept.

At April 27, 2012, we had intangible assets totaling $39.9 million on our balance sheet related to our acquisition of the Mimi’s segment. Specifically, this amount includes $34.0 million for the unamortized “Mimi’s

Café” trade name and $5.9 million for the Mimi’s restaurant concept, which is amortized over a 15-year life. We are required to perform annual impairment tests of our intangible assets (or more frequently if events or changes in circumstances indicate the asset might be impaired). Impairment testing of the Mimi’s Café trade name requires that we determine its fair value. If the fair value of the asset is less than its $34.0 million carrying value, an impairment charge would be recognized in an amount equal to the difference. The impairment test for the $5.9 million restaurant concept asset involves a three-step process, whereby we first consider whether indicators of impairment are present. If indicators are present, the second step is to compare the sum of the undiscounted future cash flows attributable to the asset to its carrying value. In the event that the undiscounted cash flows are less than the carrying value, the third step is to determine the fair value of the restaurant concept. If the fair value is less than its carrying value, an impairment charge would be recognized for the difference. We use the relief-from-royalty method, which is an income approach to valuation, to determine the fair values of the trade name and restaurant concept intangible assets. Using the relief-from-royalty method, the fair values are impacted by projected sales, including plans for new restaurant development and same-store sales trends.

In the fourth quarter of fiscal 2012, we completed our annual impairment tests of intangible assets. The assumptions we used for projected sales were based on our current five-year development and financial forecasts for the Mimi’s segment. Using these assumptions, the fair values of the “Mimi’s Café” trade name and restaurant concept exceeded their carrying values, and as a result, no impairment charges were recorded. Although we believe our current plans and forecasts to be achievable, there is the potential that our actual future results could differ from these forecasts, especially given Mimi’s prolonged negative same-store sales trend. While the company identified certain underperforming restaurants that required an impairment charge during fiscal 2012, overall year-to-date results for the Mimi’s segment continues to meet performance expectations. Accordingly, no impairment indicators were identified related to the Mimi’s trade name or restaurant concept as of the fourth quarter of fiscal 2012. If the Mimi’s segment performance falls below expectations in future periods, impairment charges related to the “Mimi’s Café” trade name and restaurant concept could arise.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following provides a brief summary of the location and general character of our principal plants and other physical properties as of April 27, 2012.

We own our principal executive offices located at 3776 S. High St., Columbus, Ohio. We also own a 937-acre farm located in Rio Grande, Ohio, and a 30-acre farm located in Richardson, Texas. The two farm locations support our brand heritage and image through educational and tourist activities. On April 23, 2012, we broke ground on our new corporate campus, scheduled to be completed during the second quarter of fiscal 2014.

Bob Evans Restaurant Segment

At the end of fiscal 2012, we owned the real estate for 489 of our Bob Evans Restaurants and leased the real estate for the remaining 76 locations. The table located in Item 1 of this Annual Report on Form 10-K shows the location of all of our Bob Evans Restaurants in operation as of the end of fiscal 2012. The initial terms for the majority of our Bob Evans Restaurants’ leases are 20 years and include options to extend the terms. Additionally, we own or lease 42 closed restaurants that we intend to sell or lease in the future.

We own approximately 17 acres of improved property located adjacent to our Bob Evans Farms corporate headquarters in Columbus, Ohio. Part of our corporate headquarters is located in this facility and we lease space in the remainder of the facility.

Mimi’s Segment

Mimi’s corporate offices are located in Irvine, California, under a lease that expires in 2014. Mimi’s also leases a décor and furnishings warehouse located in Corona, California, under a lease that expires in July 2012.

At the end of fiscal 2012, we leased the real estate for all but seven of our Mimi’s locations. The table located in Item 1 of this Annual Report on Form 10-K shows the location of all Mimi’s in operation as of the end of fiscal 2012. The initial terms for the majority of Mimi’s leases are 20 years and include options to extend the terms for up to 15 additional years.

Foods Segment

Our Foods segment has six manufacturing plants located in Hillsdale, Michigan, Bidwell, Springfield and Xenia, Ohio, Sulphur Springs and Richardson, Texas, and we are in the process of building a truck shop facility in Springfield, Ohio. On April 28, 2012, BEF Foods purchased from SWH Corporation a prep kitchen in Fullerton, California. We own all of these properties with the exception of the prep kitchen in Fullerton, which is under a lease that expires in April 2013.

During fiscal 2011, we closed a food product manufacturing plant located in Galva, Illinois. We still own this facility. We announced in May 2012 that we intend to close the Bidwell and Springfield, Ohio plants in the second quarter of fiscal year 2014. At that time we also announced that we intend to invest approximately $23.0 to $26.0 million of capital to add production lines to our food production facility in Sulphur Springs, Texas, to increase production of ready-to-eat food products.

We believe that our manufacturing facilities currently have adequate capacity to serve their intended purpose. We believe our facilities have adequate capacity over the next five years and will position our food products business for growth during that period.

We lease various other locations throughout our food products marketing territory which serve as regional and divisional sales offices.

ITEM 3.    LEGAL PROCEEDINGS.

We are from time-to-time involved in ordinary and routine litigation, typically involving claims from customers, employees and others related to operational issues common to the restaurant and food manufacturing industries, and incidental to our business. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES .

Not applicable.

SUPPLEMENTAL ITEM.    EXECUTIVE OFFICERS OF BOB EVANS FARMS, INC.

The following table sets forth certain information for the “executive officers” of Bob Evans Farms, Inc. for the past five years as of June 1, 2012. The executive officers are appointed by and serve at the pleasure of the Board of Directors of Bob Evans Farms, Inc.

Name	Age	Years of Service	Background
Steven A. Davis	54	6	Chairman and Chief Executive Officer since May 2006.
Paul F. DeSantis	48	1	Chief Financial Officer, Treasurer and Assistant Secretary since March 2011; Chief Financial Officer and Treasurer of A. Schulman, Inc. 2006 to March 2011.

Name	Age	Years of Service	Background
Harvey Brownlee	50	3	President and Chief Restaurant Operations Officer since February 2009; KFC Chief Operating Officer (Yum! Brands) from 2004 to January 2009.
Colin M. Daly	40	May 2012	Senior Vice President, General Counsel and Corporate Secretary, May 2012 to present; Secretary since March 2009 and General Counsel since February 2008, O’Charley’s Inc., Senior Corporate Counsel from April 2006 to January 2008.
Joseph R. Eulberg	54	4	Executive Vice President — Human Resources since June 2010; Senior Vice President — Human Resources March 2008 to June 2010; Executive Vice President of Human Resources, Acosta Sales and Marketing (in-store sales, marketing and service company), from March 2007 to August 2007.
Richard B. Green	54	3	Chief Risk and Compliance Officer since February 2010; Vice President — CAO and Controller, Embarq Corporation, from May 2007 to July 2009; Vice President — Financial Planning and Decision Support, Embarq Corporation, from April 2004 to May 2007
Richard D. Hall	56	16	Executive Vice President — Supply Chain Management since September 2008; Senior Vice President — Corporate Procurement from August 2006 to September 2008; Vice President — Food Products Operations from May 1997 to April 2007.
Randall L. Hicks	52	17	President and Chief Concept Officer — Bob Evans Restaurants since February 2009; Executive Vice President — Bob Evans Restaurant Operations from 2004 to February 2009.
Mark A. Mears	50	1	President and Chief Concept Officer, Mimi’s Café, since April 2011; Senior Vice President and Chief Marketing Officer, The Cheesecake Factory, 2008 to 2011; Senior Vice President, Marketing & Sales, NBC Universal, 2006 to 2008.
Edward A. Mitchell	46	3	Vice President and Corporate Controller since January 2010; Director of Corporate Accounting, Greif, Inc. from March 2005 to September 2009.

Name	Age	Years of Service	Background
Kevin C. O’Neil	57	2	Vice President, Associate General Counsel and Assistant Secretary since May 2012; Vice President, General Counsel and Corporate Secretary, from July 2011 to May 2012; Sr. Director, Corporate Counsel from April 2010 to July 2011; Senior Counsel, Vorys, Sater, Seymour & Peas, from November 2009 to April 2010; Vice President, Executive Counsel, Corporate, M&A and Corporate Finance, Convergys Corporation (NYSE:CVG), from October 2007 to November 2009; Partner, Roetzel & Andress, from April 2006 to October 2007.
J. Michael Townsley	53	9	President — Food Products since June 2008; Executive Vice President — Food Products from November 2006 to June 2008.

The “executive officers” are our “Section 16 officers,” both as defined pursuant to the Securities Exchange of 1934.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

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

CUMULATIVE VALUE OF $100 INVESTMENT

	2007	2008	2009	2010	2011	2012
Peer Group	$100.00	$69.80	$55.67	$88.05	$114.72	$155.09
Standard & Poors 500	$100.00	$113.11	$105.72	$66.60	$90.54	$104.04
Bob Evans Farms, Inc.	$100.00	$129.28	$100.62	$89.52	$117.07	$121.88

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

The following table provides information on Bob Evans’ purchases of its common stock during the three fiscal months ended April 27, 2012:

Period	Total Value of Shares Purchased	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
1/28/12-2/24/12	$773,719	$35.62	$773,719	$2,217,777
2/25/12-3/23/12	6,851,605	37.98	6,851,605	45,230,900	(1)
3/24/12-4/27/12	15,635,332	37.48	15,635,332	29,595,568

Total	$23,260,656	$37.56	$23,260,656	$29,595,568

(1)	Per note above, a new share repurchase program was approved for $52.0 million.

ITEM 6.    SELECTED FINANCIAL DATA

Consolidated Financial Review

Bob Evans Farms, Inc. and Subsidiaries

	2012	2011	2010	2009	2008
	Dollars and shares in thousands, except per share amounts
Operating Results
Net sales	$1,654,413	$1,676,906	$1,726,804	$1,750,512	$1,737,026
Asset impairment and reorganization charges	5,613	14,966	6,195	74,406	3,659
Operating income	107,874	88,540	106,414	28,367	107,240
Income before income taxes	99,990	79,673	96,326	16,061	96,250
Income taxes	27,140	25,510	25,998	21,207	31,374
Net income (loss)	72,850	54,163	70,328	(5,146)	64,876
Earnings (loss) per share of common stock:
Basic	$2.45	$1.79	$2.29	$(0.17)	$1.96
Diluted	$2.45	$1.78	$2.28	$(0.17)	$1.95
Financial Position
Working capital	(91,242)	(51,507)	(116,532)	(165,545)	(255,330)
Property, plant and equipment — net	883,295	900,878	961,974	1,002,692	999,011
Total assets	1,065,777	1,094,321	1,108,889	1,166,397	1,221,907
Debt:
Short-term	38,571	13,571	40,905	93,904	165,404
Long-term	97,145	135,716	149,287	176,192	133,096
Stockholders’ Equity	656,586	664,110	638,157	597,706	612,625
Supplemental Information for the Year
Capital expenditures	88,357	43,987	51,266	95,985	120,955
Depreciation and amortization	82,112	83,148	83,988	81,934	77,131
Weighted-average shares outstanding:
Basic	29,679	30,332	30,775	30,744	33,065
Diluted	29,781	30,422	30,890	30,744	33,315
Cash dividends paid per share	$0.95	$0.78	$0.68	$0.60	$0.56
Common stock market closing prices:
High	$39.71	$34.59	$33.61	$34.09	$39.59
Low	$27.41	$23.18	$23.38	$13.44	$24.49
Supplemental Information at Year- End
Employees	46,818	44,819	44,086	46,495	49,149
Registered stockholders	19,776	20,675	22,659	23,608	24,302
Market price per share at closing	$38.67	$31.36	$30.93	$24.97	$27.57
Book value per share	$22.95	$21.97	$21.01	$19.46	$20.01

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of April 27, 2012, we owned and operated 710 full-service restaurants, including 565 Bob Evans Restaurants in 19 states and 145 Mimi’s Cafés in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s Cafés are primarily located in California and other western states. Revenue in the Bob Evans Restaurants and Mimi’s Café segments are recognized at the point of sale.

We produce and distribute pork sausage and a variety of complementary home-style convenience food items under the Bob Evans and Owens brand names. These food products are delivered to warehouses that distribute to grocery stores throughout the United States. We also manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants, Mimi’s Café and other restaurants and food sellers.

References herein to 2012, 2011 and 2010 refer to fiscal years. All years presented are 52-week years, except for 2010, which contains 53 weeks.

General Overview

The following table reflects data for our fiscal year ended April 27, 2012, compared to the preceding two fiscal years. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our three segments – Bob Evans Restaurants and Mimi’s Cafe and Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated Results
	FY 2012	FY 2011	FY 2010
Net sales	$1,654,413	$1,676,906	$1,726,804
Operating income	107,874	88,540	106,414
Cost of sales	30.8%	30.4%	29.9%
Operating wages	32.3%	33.3%	34.7%
Other operating	16.2%	16.1%	16.0%
S,G&A	9.1%	9.9%	8.3%
Depr. & amort.	5.0%	5.0%	4.9%

Operating income	6.5%	5.3%	6.2%

	Bob Evans Restaurants			Mimi’s Café			Foods
	FY 2012	FY 2011	FY 2010	FY 2012	FY 2011	FY 2010	FY 2012	FY 2011	FY 2010
Net sales	$973,678	$976,666	$1,005,094	$366,015	$380,267	$405,998	$314,720	$319,973	$315,712
Operating income	88,810	73,426	77,456	(1,436)	(7,657)	7,688	20,500	22,771	21,270
Cost of sales	23.7%	23.7%	23.1%	26.8%	27.3%	26.9%	57.5%	54.7%	55.4%
Operating wages	38.1%	39.5%	40.3%	37.2%	37.1%	38.5%	8.8%	10.2%	12.2%
Other operating	17.3%	17.5%	17.2%	22.3%	21.9%	21.5%	6.1%	5.1%	5.3%
S,G&A(1)	6.8%	6.8%	6.8%	7.7%	9.4%	5.0%	18.1%	19.7%	17.4%
Depr. & amort.	5.0%	5.0%	4.9%	6.4%	6.4%	6.2%	3.0%	3.2%	3.0%

Operating income	9.1%	7.5%	7.7%	-0.4%	-2.0%	1.9%	6.5%	7.1%	6.7%

(1)	Selling, general and administrative expenses (“S,G&A”)

The results for fiscal 2012, fiscal 2011 and fiscal 2010 include the impact of the following:

•

Fiscal 2012, fiscal 2011 and fiscal 2010 consolidated, Bob Evans Restaurants, Mimi’s Café and Foods segment results included pretax charges of $5.6 million, $15.0 million and $6.2 million, respectively, related to fixed asset impairment that is reflected in S,G&A.

•

Fiscal 2012 consolidated results included the positive impact of $2.0 million as a result of eliminating a two-day early cutoff. The Bob Evans Restaurants segment and the Mimi’s Café segment accounted for $1.8 million and $0.2 million of this positive impact, respectively, the impact on Bob Evans Restaurants income statement was to increase sales by $5.1 million, increase cost of sales by $1.2 million, increase operating wages by $1.3 million, increase other operating expenses by $0.4 million and increase S,G& A by $0.4 million. The impact on Mimi’s Café income statement was to increase sales by $1.9 million, increase cost of sales by $0.5 million, increase operating wages by $0.9 million, increase other operating expenses by $0.1 million and increase S,G&A by $0.2 million.

•

Fiscal 2012 consolidated and Mimi’s Cafe segment results included $0.3 million in retirement and severance charges. Fiscal 2011 consolidated results included $1.4 million in retirement and severance charges, consisting of $0.8 million in Bob Evans Restaurants segment and $0.6 million in Mimi’s Café segment. These charges are included in S,G&A.

•	Fiscal 2012 consolidated and Bob Evans Restaurants segment results included $0.8 million in pretax loss on the sale of non-operating properties, which is reflected as a reduction of S,G&A.

•	Fiscal 2012 consolidated and Foods segment results included $0.8 million in pretax gain on the sale of non-operating properties, which is reflected as a decrease to S,G&A.

•

Fiscal 2011 consolidated and Foods segment results included $3.0 million in restructuring charges related to lean manufacturing productivity initiatives, including the discontinuation of fresh sausage operations at two facilities. These charges are included in S,G&A.

•	Fiscal 2010 consolidated and Foods segment results included a $1.4 million in pretax gain on the sale of 49 percent of our corporate aircraft, which is reflected as a reduction of S,G&A.

•	Fiscal 2010 consolidated and Bob Evans Restaurants included $2.5 million in pretax life insurance proceeds, which is reflected as a reduction of S,G&A.

•	Fiscal 2010 consolidated and Foods segment results included a pretax charge of $1.0 million related to severance payments and retirement costs, which is reflected as an increase to S,G&A.

•

Fiscal 2010 results included the positive impact of a 53rd week of operations, which contributed $6.9 million in operating income to the consolidated results; $4.3 million in operating income to Bob Evans Restaurants, $1.4 million to Mimi’s Café segment and $1.2 million to the Foods segment, respectively.

•	Fiscal 2010 consolidated and Bob Evans Restaurants segment results included pretax charges of $0.8 million related to severance and retirement, which is reflected as an increase to S,G&A.

Restaurant Industry Overview

The ongoing industry-wide factors most relevant to our restaurants include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, same-store sales, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather.

Bob Evans Restaurants Segment Overview

The factors that had the greatest positive impact on Bob Evans Restaurants’ performance in fiscal 2012 were pricing, improvements in same-store-sales trends, ongoing efficiency initiatives, including the actual versus theoretical food cost programs that offset commodity price increases and improvement of operating wages and other operating expenses.

In fiscal 2012, same-store sales decreased 0.6 percent compared to fiscal 2011. Although same-store sales were negative, we believe the movement toward positive same-store sales, for Bob Evans Restaurants, signals continued improvement in operations. Bob Evans Restaurants operating income was $88.8 million in fiscal 2012 compared to $73.4 million in fiscal 2011, an increase of $15.4 million. Bob Evans Restaurants operating income increase is a result of a decrease in allocated S,G&A costs of $4.1 million, ongoing efficiency initiatives, including the actual versus theoretical food cost programs that offset commodity price increases, recording two days of incremental profit of $1.8 million as a result of eliminating a two-day early cutoff and improvement of operating wages and other operating expenses.

At Bob Evans Restaurants, value messaging, menu innovation, off-premise sales layers and new restaurant development are driving growth, along with the lift provided by the Farm-Fresh Refresh remodeling initiative. In fiscal 2012, we completed 87 Farm-Fresh Refreshes at Bob Evans Restaurants. The Farm-Fresh Refresh remodeling initiative has shown improved sales and operating income in comparison to the remainder of the units, contributing approximately a 5 percent lift in sales over the non-refreshed units. The improvement in sales and operating income is a result of adding new sales layers, such as the bakeries, and retraining restaurant team members within these restaurants to operate the units more efficiently. We continue to evaluate markets for Farm-Fresh Refreshes remodels to maximize our returns on invested capital.

Mimi’s Café Segment Overview

The factors that had the greatest positive impact on Mimi’s Café performance in fiscal 2012 were improvements in same-store-sales trends, ongoing menu initiatives to help control costs, improvement of operating wages and a reduction of fixed asset impairment charges of $10.7 million.

Although Mimi’s Café same-store sales remained negative, we are encouraged by the sequential quarterly improvement in same-store sales throughout fiscal 2012 and are focused on continuing that sales momentum.

Mimi’s Café operating loss was $1.4 million in fiscal 2012 compared to a loss of $7.7 million in fiscal 2011, an improvement of $6.3 million. Mimi’s improvement of operating margin is primarily the result of a reduction in fixed asset impairment charges of $10.7 in fiscal 2012, when compared to fiscal 2011, partially offset by an increase in allocated S,G&A costs of $4.1 million. The increase in the allocation of SG&A reflects the corporate support received by Mimi’s Café in fiscal 2012. The offset to Mimi’s Café increase in allocated shared support services is a reduction to Bob Evans Restaurants’ allocation.

Our focus, at Mimi’s Café, is to continue to drive sales growth through ensuring guests have a positive dining experience, streamlining its menu and focusing on value offerings, improving off-premise sales and increasing bar sales.

Foods Segment Overview

The ongoing industry-wide factors most relevant to the Foods segment include: sow availability and cost, other commodity costs, transportation and energy costs, governmental regulations, food safety, the economy, weather, competition and consumer acceptance. The Foods segment’s profitability was negatively impacted by an increase in sow costs and promotional expenses in fiscal 2012.

The Foods segment’s net sales decreased 1.6 percent in fiscal 2012 compared to fiscal 2011. The fiscal 2012 total pounds sold decreased by 0.1 percent from fiscal 2011. While total pounds sold decreased, promotional expenses increased $4.4 million compared to fiscal 2011. Promotional expenses were targeted at protecting market share in the increasingly competitive marketplace. Promotional expenses are recorded as a reduction of net sales in the Consolidated Statements of Income.

Sow costs represent a significant component of the Foods segment cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. The increase in sow costs from $57.17 per hundredweight to $61.58 per hundredweight, resulted in a cost of sales increase of $4.6 million in fiscal 2012, and is the primary reason for the increase in the cost of sales ratio from 54.7 percent to 57.5 percent in fiscal 2012.

The Foods segment experienced a decrease in operating income of $2.3 million, or 10.0 percent, in fiscal 2012 compared to a year ago, and its operating income margin decreased from 7.1 percent of net sales in fiscal 2011 to 6.5 percent of net sales in fiscal 2012. The decrease in operating income is primarily due to the increases in sow costs and promotional expenses, partially offset by a decrease in pretax severance charges of $3.0 million compared to fiscal 2011.

We are focused on delivering top line growth in the Foods segment. We expect to attain this goal through expanded distribution of side dishes, frozen and sausage product lines, increasing volume of foodservice sales which includes insourced products to Bob Evans Restaurants and Mimi’s Café and in-organic opportunities.

Net Sales

Consolidated net sales decreased $22.5 million, or 1.3 percent, in fiscal 2012 compared to fiscal 2011. The fiscal 2012 decrease was the result of decreases of $3.0 million, $14.3 million and $5.3 in Bob Evans Restaurants, Mimi’s Café and the Foods segment net sales, respectively.

Bob Evans Restaurants reported net sales of $973.7 million in fiscal 2012, a 0.3 percent decrease compared to $976.7 million in fiscal 2011. Same-store sales at Bob Evans Restaurants decreased 0.6 percent in fiscal 2012, with average menu prices up 1.7 percent. In fiscal 2012, Bob Evans Restaurants eliminated a two-day early cutoff resulting in additional sales of $5.1 million, as described in Note 1. The decrease in net sales is a result of declines in same-store sales, partially offset by the elimination of the two-day early cutoff. Same-store sales at Bob Evans Restaurants decreased 1.0 percent and 3.5 percent in fiscal 2011 and fiscal 2010, respectively. The same-store sales comparisons for Bob Evans Restaurants included average menu price increases of 1.7 percent and 1.9 percent in fiscal 2011 and fiscal 2010, respectively. During fiscal 2012, Bob Evans Restaurants opened four new restaurants, rebuilt three existing restaurants, remodeled 87 existing locations and closed two underperforming restaurants. One of the new Bob Evans Restaurants was opened in Arkansas, a new area of the country where we are expanding our footprint.

We continue to focus on Bob Evans Restaurants off-premise sales through carryout, catering and bakery sales. Off-premise’s average guest checks were $17.12, $14.72 and $11.31 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively, higher than our overall average guest checks of $8.69, $8.58 and $8.40 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Off-premise net sales represented 10.9 percent of Bob Evans Restaurant net sales in fiscal 2012 compared to 9.6 percent and 8.2 percent in fiscal 2011 and fiscal 2010, respectively. Correspondingly, we continue to strategically move away from retail merchandise sales. Retail merchandise net sales comprised .09 percent of Bob Evans Restaurant net sales in 2012 compared to 1.0 percent and 1.7 percent in fiscal 2011 and fiscal 2010, respectively.

Mimi’s Café reported net sales of $366.0 million in fiscal 2012, a 3.7 percent decrease compared to $380.3 million in fiscal 2011. Same-store sales at Mimi’s decreased 4.0 percent in fiscal 2012, with average menu prices up 3.4 percent. In fiscal 2012, Mimi’s Café eliminated a two-day early cutoff, resulting in additional sales of $1.9 million, as described in Note 1. The decrease in net sales is a result of declines in same-store sales, partially offset by the elimination of the two-day early cutoff. Mimi’s Café same-store sales decreased 4.5 percent and 7.2 percent in fiscal 2011 and fiscal 2010, respectively. The same-store sales comparisons for Mimi’s Café included average menu price increases of 2.9 percent and 2.2 percent in fiscal 2011 and fiscal 2010, respectively. During fiscal 2012, Mimi’s Café performed one minor remodel and did not open, close or rebuild any restaurants.

Net sales at Mimi’s Café benefited from liquor, beer and wine net sales, which represented 4.6 percent of net sales in fiscal 2012 compared to 4.0 percent and 3.9 percent in fiscal 2011 and fiscal 2010, respectively. Historically, many of Mimi’s Café’s restaurants alcohol offerings were limited to beer and wine. We will continue to include a broader selection of alcoholic beverages in all new and remodeled Mimi’s Café, subject to our ability to obtain the necessary permits and licenses. At the end of fiscal 2012, 125 of Mimi’s Café restaurants offered the broader selection of alcoholic beverages and 20 Mimi’s restaurants offered only beer and wine. Net sales at Mimi’s Café also benefited from increasing off-premise sales, which represented 4.9 percent of net sales, 4.4 percent of net sales and 4.1 percent of net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Off-premise’s average guest check was $20.34, $19.88 and $20.83 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively, higher than our overall average guest checks of $11.71, $11.71 and $10.91 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Same-store sales computations for a given year are based on net sales of restaurants that are open for at least two years prior to the start of that year. Net sales of restaurants to be rebuilt are excluded for all periods in the same-store sales computation when construction commences on the replacement building. Net sales of closed restaurants are excluded for all periods in the same-store sales computation.

The chart below summarizes the restaurant openings and closings during the last two fiscal years for Bob Evans Restaurants and Mimi’s Café:

Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2012
1st quarter	563	—	—	563
2nd quarter	563	2	1	564
3rd quarter	564	—	—	564
4th quarter	564	2	1	565
Fiscal 2011
1st quarter	569	—	—	569
2nd quarter	569	—	—	569
3rd quarter	569	—	—	569
4th quarter	569	2	8	563

Mimi’s Café:

	Beginning	Opened	Closed	Ending
Fiscal 2012
1st quarter	145	—	—	145
2nd quarter	145	—	—	145
3rd quarter	145	—	—	145
4th quarter	145	—	—	145
Fiscal 2011
1st quarter	146	—	1	145
2nd quarter	145	—	—	145
3rd quarter	145	—	—	145
4th quarter	145	—	—	145

At Bob Evans Restaurants, value messaging, menu innovation, off-premise sales layers and new restaurant development are driving growth, along with the sales lift provided by the Farm-Fresh Refresh remodeling initiative. In fiscal 2012, we completed 87 Farm-Fresh Refreshes at Bob Evans Restaurants. The Farm-Fresh Refresh initiative added a new sales layer, bakery to existing restaurants. We believe that improvement in same-store sales experienced at refreshed Bob Evans Restaurants is due to the enhanced appearance of the restaurants from the Farm-Fresh Refresh initiative and the new bakery case. In addition to investing capital in our Farm-Fresh-Refresh program to enhance the on-premise dining experience, we continue to drive net sales through new menu offerings aimed at both value and quality for our guests. We continue to offer “10 Meals under Six Dollars” with a 99-cent add-on. We introduced our $6.99 Endless Farmhouse Lunch that offers guests unlimited servings of salad, soup and bread and for an additional $2.00, guests can enjoy endless servings of salad, soup and bread for dinner and on weekends. We also introduced $9.99 three-course dinners that offer quality food aimed at improving sales at our evening day part and raising the average guest check. We believe these value offerings will continue to promote Bob Evans Restaurants as a value priced on-premise dining choice. During fiscal 2012, Bob Evans Restaurants opened four new restaurants including the first in Arkansas. We expect new restaurants will play an increasingly important role in our expected sales increases.

Mimi’s Café experienced negative same-store sales comparisons in fiscal 2012. We have seen sequential quarterly improvement in comparison during fiscal 2012 and in comparison to fiscal 2011. The same-store sales improvements are the result of value messaging, convenience, focus on improving off-premise sales and cause related marketing efforts. Mimi’s Café introduced programs such as Wine Flights, Café Express To Go, Happiest Hour, Family Meals To-Go and the Go Red for Women marketing campaign. The express lunch platform, wine flights, the added off-premise dining options and marketing programs aimed at a target audience has led to the improvement in same-store sales. We are looking into strategies to continue the same-store sales improvement and drive overall top-line performance, by initiating a refresh program at Mimi’s Café and implementing a similar three-course meal strategy for the evening day-part. Mimi’s Café plans to leverage off of Bob Evans Restaurants’ successes by using these programs to improve the guests’ dining experiences.

The Foods segment’s net sales decreased $5.3 million, or 1.6 percent, in fiscal 2012 versus fiscal 2011. While total pounds sold were almost flat, promotional expenses increased $4.4 million compared to fiscal 2011,as we protected our market share in the face of increased competitive pressure. Promotional expenses are recorded as a reduction to net sales. Sow costs increased from $57.17 per hundredweight to $61.58 per hundredweight, increasing cost of sales by $4.6 million in fiscal 2012. We believe initiatives such as expansion of distribution, product in-sourcing and new product innovations will enable future top line growth.

We believe there are opportunities to increase product volume by utilizing our Foods segment as a resource to deliver products to both Bob Evans Restaurants and Mimi’s Café. The insourcing relationship not only benefits the Foods segment through potential increases in total pounds sold, it also offers consistency to our guests, reduces product preparation and insulates Bob Evans Restaurants and Mimi’s Café from arbitrary price increases from outside suppliers.

Efficiencies gained as a result of our lean manufacturing initiatives, have enabled us to focus on product innovation in the side dish and frozen categories. These categories are successful and growing because customers want value, quality and ease of preparation for their busy lifestyles. We saw the success of side dish innovation in our launch of seasonal sides during the holiday season. We have additional major side dish and frozen product introductions planned for the summer that will expand our offerings beyond our core products. As we continue to see success in our side dish and frozen categories, we also continue to build upon our sausage category. We have completed an Every Day Low Pricing, program with a large account aimed at putting more of our products on their shelves. Additionally, we have been expanding our ready to eat sausage products which include both pork and turkey offerings. We have seen our ready to eat sales grow by more than 50 percent over the past year.

On May 29, 2012, we announced an additional phase to our plant optimization initiatives with the plan to close our ready-to-eat manufacturing plant in Bidwell, Ohio and our soup and gravy manufacturing plant in Springfield, Ohio early in fiscal 2014. We will consolidate the volume in Sulphur Springs, Texas where we will expand the current facility by more than fifty thousand square feet. The expanded facility will increase productivity and offer new product opportunities with the ability to process multiple types of proteins. We believe our plans for product innovation and the upgraded production facility positions the Foods segment for future growth.

Cost of Sales

Consolidated cost of sales (cost of materials) was 30.8 percent, 30.4 percent and 29.9 percent of net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Bob Evans Restaurants’cost of sales was 23.7 percent for both fiscal 2012 and fiscal 2011 and 23.1 percent of net sales in fiscal 2010. The cost of sales ratio was flat in fiscal 2012 as a result of ongoing efficiency initiatives including the actual versus theoretical food cost program and menu price increases of 1.7 percent, which were offset by commodity increases.

Mimi’s Café cost of sales, predominantly food cost, was 26.8 percent, 27.3 percent and 26.9 percent in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Mimi’s Café cost of sales ratio decreased as a result of ongoing efficiency initiatives including the actual versus theoretical food cost program, menu rationalization and menu price increases of 3.4 percent, which were partially offset by commodity increases.

Foods segment cost of sales was 57.5 percent, 54.7 percent and 55.4 percent of net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The increase in the cost of sales ratio in 2012 was the result of higher sow costs. Sow costs averaged $61.58 per hundredweight in fiscal 2012 compared to $57.17 in fiscal 2011. The year-over-year rise in sow costs resulted in an increase of about $4.6 million in cost of sales for the Foods segment compared to fiscal 2011. In fiscal 2012, promotional expenses increased by $4.4 million, when compared to prior year. The increase in promotional expenses did not provide a lift to net sales, but instead further reduced net sales, causing deleverage in the cost of sales ratio. Our ongoing lean manufacturing initiatives, plant optimization activities and execution of future inorganic growth strategies take on a more critical role to offset rising sow costs and competitive pressures.

The fiscal 2012 sow cost average represented a 7.7 percent increase compared to fiscal 2011, and the fiscal 2011 average represented a 35.5 percent increase compared to fiscal 2010. The fiscal 2011 increase in sow costs was more than offset by both the significant decrease in promotional expenses and price increases on retail products.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) were 32.3 percent, 33.3 percent and 34.7 percent of net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Bob Evans Restaurants’ operating wages were 38.1 percent, 39.5 percent and 40.3 percent of net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The fiscal 2012 improvement resulted from labor productivity initiatives and a reduction in health insurance costs, partially offset by negative leverage due to a decline in same-store sales. The fiscal 2011 decrease in the operating wages ratio was due to a reduction in labor hours and lower health insurance costs, partially offset by weather-related inefficiencies during the third quarter and negative leverage due to same-store sales declines.

Mimi’s Café operating wages were 37.2 percent, 37.1 percent and 38.5 percent of net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Operating wages as a percent of net sales increased in fiscal 2012 compared to the corresponding period last year as a result of negative leverage due to a decline in same-store sales and higher worker’s compensation provision, primarily for claims originating in California. The fiscal 2011 decrease in the operating wages ratio was due to a reduction in labor hours and lower health insurance costs, partially offset by negative leverage due to same-store sales declines.

In the Foods segment, operating wages were 8.8 percent, 10.2 percent and 12.2 percent of net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The improvement in the operating wage ratio in fiscal 2012 was due to cost reductions from the closure of two fresh sausage operations, our lean manufacturing productivity initiatives started in the second quarter of fiscal 2011 and the sale of our distribution center (“DC”) in Springfield, Ohio, in the second quarter of fiscal 2012. The operating wages and fringe benefits, related to the sale of the DC, is now classified as other operating expenses, as the DC is now operated by an unrelated third party company. The fiscal 2011 decrease in the operating wages ratio compared to fiscal 2010 was primarily due to headcount reductions resulting from our lean manufacturing productivity initiatives, including the closure of the Galva, Illinois, fresh sausage manufacturing facility and our fresh sausage operations in Bidwell, Ohio.

Our goal is to provide health insurance as efficiently and inexpensively as possible. However given the current regulatory environment it is not clear if the over-all health care costs that we have experienced will continue.

We plan to leverage our food facilities to produce products sold in our restaurants. These synergies between Bob Evans Restaurants, Mimi’s and the Foods segment, as discussed in the Net Sales section above, should result in reducing our labor costs within our restaurants.

Other Operating Expenses

Consolidated other operating expenses (“operating expenses”) were 16.2 percent of net sales, 16.1 percent of net sales and 16.0 percent of net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Approximately 93 percent of operating expenses occurred in Bob Evans Restaurants and Mimi’s Café in fiscal 2012, the most significant components of which were utilities, advertising, restaurant supplies, repair and maintenance, rent, non-income based taxes and credit card processing fees.

Bob Evans Restaurants’ operating expenses were 17.3 percent of net sales, 17.5 percent of net sales and 17.2 percent of net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The fiscal 2012 decrease in the operating expenses ratio resulted from a decrease in restaurant supplies costs, service contract costs, utilities costs, and occupancy costs. The improvement was partially offset by negative leverage due to same-store sales declines. The fiscal 2011 increase in the operating expenses ratio was primarily the result of negative leverage due to declines in same-store sales, partially offset by reductions in repair and maintenance expenses and the cost of restaurant supplies.

Mimi’s operating expenses were 22.3 percent of net sales, 21.9 percent of net sales and 21.5 percent of net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The fiscal 2012 increase in the operating expenses ratio resulted from negative leverage due to same-store sales declines, partially offset by decreases in utility costs and gift/credit card processing fees. The fiscal 2011 increase in the operating expenses ratio was primarily the result of negative leverage due to declines in same-store sales, partially offset by reductions in repair and maintenance, restaurant supplies and utility costs.

Foods segment’s operating expenses as a percent of net sales were 6.1 percent, 5.1 percent and 5.3 percent in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The fiscal 2012 increase in the operating expenses ratio was due to increases in production supplies and fees associated with the third-party distribution agreement related to the sale of the DC, partially offset by our lean manufacturing productivity initiatives. The fees associated with the third-party distribution agreement are now classified as operating expenses, as noted in Operating Wages and Fringe Benefits above. The decrease in the operating expenses ratio in fiscal 2011 compared to fiscal 2010 was primarily the result of efficiencies gained from our manufacturing productivity initiatives and lower repair and maintenance expenses, which also benefited from the closure of the Galva, Illinois, fresh sausage manufacturing facility and our fresh sausage operations in Bidwell, Ohio.

Selling, General and Administrative Expenses (“S,G&A”)

The most significant components of S,G&A expenses are wages and fringe benefits, Foods segment’s advertising expense, Foods segment’s transportation costs, gains/losses on asset sales and fixed asset impairment charges. Consolidated S,G&A expenses represented 9.1 percent, 9.9 percent and 8.3 percent of net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Bob Evans Restaurants’ S,G&A expenses were 6.8 percent of net sales in fiscal 2012, fiscal 2011 and fiscal 2010. In fiscal 2012 S,G,&A expenses decreased due to increased allocations of corporate expenses to the Mimi’s Café segment. This decrease was offset by a net unfavorable $1.7 million variance from the items affecting year-over-year comparability, primarily fixed asset impairment charges, along with negative leverage from sales declines and higher administrative salary expense. In fiscal 2012, we impaired a total of three underperforming restaurants and five nonoperating properties, for a total of $3.2 million. In fiscal 2011 compared to fiscal 2010, S,G&A was impacted by charges related to fixed asset impairments of $1.9 million for three underperforming locations and nine nonoperating properties, compared to $6.2 million in 2010 for four underperforming restaurants and 22 other nonoperating properties.

Mimi’s Café S,G&A expenses as a percent of net sales were 7.7 percent, 9.4 percent and 5.0 percent in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The fiscal 2012 S,G&A ratio decrease in 2012 resulted primarily from a favorable $10.9 million variance from the items affecting year-over-year comparability in fiscal 2012 and fiscal 2011, primarily fixed asset impairment charges. This decrease was partially offset by increased allocations of corporate expenses, negative leverage from sales declines and higher administrative salary expense. In fiscal 2012, we further impaired eight underperforming restaurants that had been previously partially impaired, and took a $2.3 million charge compared to a $13.1 million charge for eight underperforming restaurants in fiscal 2011. In fiscal 2011 compared to fiscal 2010, S,G&A was negatively impacted by charges related to fixed asset impairments of $13.1 million for eight underperforming locations, offset by the negative leverage caused by same-store sales declines.

Foods segment’s, S,G&A expenses as a percent of net sales were 18.1 percent, 19.7 percent and 17.4 percent in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The improvement in the S,G&A ratio for fiscal 2012 was due primarily to the $3.8 million favorable variance from the items affecting year-over-year comparability. In fiscal 2012, these items primarily relate to gains on the sale of assets and fixed asset impairment charges. In fiscal 2011 compared to fiscal 2010, S,G&A was negatively impacted by consulting expenses of $3.4 million and $2.8 million in restructuring charges, both associated with lean manufacturing productivity initiatives.

Depreciation and Amortization

On a consolidated basis, depreciation and amortization (“D&A”) was 5.0 percent of net sales in both fiscal 2012 and fiscal 2011 and 4.9 percent of net sales in fiscal 2010.

Bob Evans Restaurants’ D&A was 5.0 percent of net sales in fiscal 2012 and fiscal 2011 and was 4.9 percent of net sales in fiscal 2010. The D&A ratio remained unchanged in fiscal 2012, despite opening four restaurants, rebuilding three existing restaurants and refreshing 87 existing restaurants, as the majority of the restaurant openings and reopenings occurred in the latter half of fiscal 2012. The increase in fiscal 2011 compared to fiscal 2010 is primarily due to the fiscal 2011 capital expenditures and negative leverage from declining same-store sales.

Mimi’s Café D&A was 6.4 percent of net sales in both fiscal 2012 and fiscal 2011 and 6.2 percent of net sales in fiscal 2010. During the fourth quarter of fiscal 2012, Mimi’s Café performed a minor remodel on one restaurant, and did not open or rebuild any restaurants. The decrease in fiscal 2011 compared to fiscal 2010 is primarily due to the impairment charges taken in fiscal 2011.

Foods segment’s D&A was 3.0 percent, 3.2 percent and 3.0 percent of net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The fiscal 2012 D&A ratio declined as a result of the sale of the DC in the second quarter to an unrelated third party company. The fiscal 2011 increase as a percentage of net sales compared with fiscal 2010, is due to the increased fiscal 2011 capital expenditures and relatively stable food products net sales. We expect D&A to increase, in fiscal 2013 and beyond, as a result of our expansion of the Sulphur Springs, Texas, facility and other capital spending.

Interest

Net interest expense was as follows:

	2012	2011	2010
	(In thousands)
Gross interest expense:
Fixed-rate debt	$8,311	$9,082	$10,406
Variable-rate debt	217	179	531
Capitalized interest	(644)	(394)	(836)

	7,884	8,867	10,101
Gross interest income	—	—	(13)

Net interest expense	$7,884	$8,867	$10,088

The decrease in net interest expense in fiscal 2012 was the result of lower average borrowings in fiscal 2012 compared to fiscal 2011. We reduced our total debt position by $13.6 million in fiscal 2012. The increase in capitalized interest due to increased capital projects in process, primarily the new corporate campus, had the effect of lowering reported interest expense. Partially offsetting the effect of lower average borrowings were costs incurred with the new revolving credit facility. The decrease in net interest expense in fiscal 2011 was primarily the result of lower average borrowings in fiscal 2011 as compared to fiscal 2010. We reduced our total debt by $40.9 million during fiscal 2011.

At April 27, 2012, our outstanding debt included $135.7 million of fixed-rate unsecured senior notes and the balance on our revolving credit facility was $0. A change in market interest rates will not impact interest expense associated with our fixed-rate debt.

Provision for Income Taxes

The effective federal and state income tax rates were 27.1 percent, 32.0 percent and 27.0 percent in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The decrease in the effective tax rate for fiscal 2012 reflects the impact of settlements with certain taxing authorities and the reduction of reserves for prior uncertain tax positions of prior fiscal years. The 5.0 percent increase for fiscal 2011 is primarily due to the favorable impact of settlements with certain state taxing authorities that were negotiated during fiscal 2010.

Liquidity and Capital Resources

Cash generated from Bob Evans Restaurants, Mimi’s Café and the Foods segments was used as the main source of funds for working capital, capital expenditures, debt repayments, dividends and share repurchases in fiscal 2012. Cash and equivalents totaled $35.9 million at April 27, 2012.

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

With the completion of the private placement in the second quarter of fiscal 2009, the bank lines of credit were reduced in the third quarter of fiscal 2009 to $165.0 million and again in 2010 to $120.0 million. At April 29, 2011, we had no outstanding balances on these lines of credit. During fiscal 2012, these lines of credit were not renewed.

During fiscal 2012, we obtained a $300.0 million revolving credit facility, of which $10.8 million is currently reserved for certain stand-by letters of credit. The primary purposes of the credit facility are for trade and stand-by letters of credit in the ordinary course of business as well as working capital, refinancing of existing indebtedness (if any), capital expenditures, acquisitions and investments, and other general corporate purposes. The credit facility is intended to provide liquidity options and to support our primary growth and return initiatives. The credit facility extends over a period of five years and requires us to pay interest on outstanding borrowings at a rate based on London Interbank Offered Rate (“LIBOR”) or the Base Rate plus a margin based on our leverage ratio, ranging from 0.75% to 2.00% per annum for LIBOR, and ranging from 0.00% to 1.00% per annum for the Base Rate. The Base Rate is the highest of (i) the Administrative Agent’s prime rate (ii) the Federal Funds open rate plus 0.50% and (iii) the Daily LIBOR Rate plus 1.00%. We are also required to pay a commitment fee of 0.150% per annum to 0.275% per annum, based on our leverage ratio, on the average unused portion of the total lender commitments then in effect. At April 27, 2012, we did not have any balances outstanding on the line of credit. Our interest expense on variable rate debt may increase in future periods as the credit facility funding source is utilized. We incurred financing costs of $1.0 million, which are being amortized over five years.

In fiscal 2012, we repurchased 2.1 million shares of our outstanding common stock under our share repurchase program at a total cost of $70.3 million. In the fourth quarter of fiscal 2012, our Board authorized an additional $52.0 million share repurchase program. In both fiscal 2011 and fiscal 2010, we repurchased 0.7 million shares of our outstanding common stock under our share repurchase program at a total cost of $19.0 million and $21.1 million, respectively. Additionally, dividend payments totaled $28.3 million in fiscal 2012, $23.7 million in fiscal 2011 and $20.9 million in fiscal 2010.

Capital expenditures consist of purchases of land for future restaurant and production sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment and ongoing remodeling programs. Capital expenditures were $88.4 million in fiscal 2012 compared to $44.0 million in fiscal 2011. The increase in capital spending in fiscal 2012 versus fiscal 2011 was due to the following capital spending activity in Bob Evans Restaurants: opened four new restaurants, rebuilt three existing restaurants and refreshed 87 existing restaurants. In fiscal 2012, we performed a minor remodel at one Mimi’s Café restaurant. We did not open any new Mimi’s Café restaurants or rebuild any existing locations in fiscal 2011. In fiscal 2013, at Bob Evans Restaurants, we plan to open up to 10 new restaurants and continue our Farm-Fresh Refresh initiatives for 150 existing restaurants. In fiscal 2013, at Mimi’s, we plan to refresh three existing restaurants. We do not plan to build any new Mimi’s Café restaurants in fiscal 2013. In fiscal 2013, for the Foods segment, we plan on doing several projects, including the expansion of the Sulphur Springs, Texas, facility. Capital investment decisions are made based on attaining a certain return on investment.

Future payments of our contractual obligations and outstanding indebtedness as of April 27, 2012, are as follows:

Contractual Obligations(1)	Total	1 Year and Less	2-3 Years	4-5 Years	After 5 Years
Operating leases	$314,193	$26,308	$51,403	$48,123	$188,359
Long-term debt(2)	$135,716	$38,571	$87,145	$10,000	$—
Purchase obligations	$57,368	$57,368	$—	$—	$—

(1)	The provisions of our deferred compensation plans do not provide for specific payment dates. Therefore, our obligations under these plans were excluded from this table. Our deferred compensation obligations of $30.7 million were included in the Consolidated Balance Sheets at April 27, 2012, as part of long-term liabilities.

(2)	Amounts include interest, which is at fixed rates as outlined in Note 2 of our consolidated financial statements.

We believe that funds needed for capital expenditures, working capital and share repurchases during fiscal 2013 will be generated from both operations and available bank lines of credit. We will evaluate additional financing alternatives as warranted.

At April 27, 2012, we had contractual commitments for restaurant construction, plant equipment additions and the purchases of land and inventory of approximately $57.4 million.

The amounts of other contingent commercial commitments by expiration period as of April 27, 2012, are as follows:

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	1 Year and Less	2-3 Years	4-5 Years	After 5 Years
Standby letters-of-credit — debt	$10,849	$10,849	$—	$—	$—
Standby letters-of-credit — other	2,500	2,500	—	—	—

Total other commercial commitments	$13,349	$13,349	$—	$—	$—

Business Outlook

Our outlook for fiscal 2013 relies on a number of assumptions, as well as the risk factors included in our SEC filings. We anticipate consolidated net sales to be up slightly in fiscal 2013, at about $1.7 billion. We are projecting net interest expense of approximately $9.0 to $10.0 million for fiscal 2013. We estimate that our effective tax rate will approximate 33.5% to 34.5% for all of fiscal 2013. We project weighted-average diluted shares outstanding to be approximately 28.5 to 29.0 million shares for fiscal year 2013. The company expects to spend approximately $29.5 million to repurchase shares in fiscal 2013.

In fiscal 2013, we expect capital expenditures to approximate $150.0 million to $160.0 million. The estimated expenditures anticipate up to 10 new Bob Evans Restaurants, our Farm-Fresh Refresh initiative for 150 existing Bob Evans Restaurants, the expansion of the Foods segment’s plant in Sulphur Springs, Texas, enhancements to the Foods segment’s transportation center in Springfield, Ohio, remodels of three Mimi’s Café

restaurants, construction on a new corporate campus in New Albany, Ohio, and some additional ERP design and implementation. Depreciation and amortization expense for fiscal 2013 should approximate $85.0 to $95.0 million.

We expect Bob Evans Restaurants to experience a full-year same-store sales increase between 1.0% and 3.0%, driven by new value platforms and a $4.0 million increase in advertising expenditures. In Bob Evans Restaurants, we expect an adjusted operating margin of approximately 9.5% to 10.0%. In fiscal 2013, Bob Evans Restaurants expects to incur an additional $2.0 million related to pre-opening expenses for new restaurant openings and for Farm-Fresh Refresh remodel activity.

Mimi’s is expected to experience full-year same-store sales of negative 2.0% to positive 1.0%, supported by a $1.0 million increase in advertising expenditures. In Mimi’s Cafe, we expect an adjusted operating margin of approximately 0.5% to 1.5%. We expect margin pressure from increasing commodity costs, offset by the benefit of our actual versus theoretical food cost program, increased sales of higher margin items, effective supply chain management and improving operating wages through expected labor efficiencies.

In the Foods segment, we expect overall net sales of $340.0 to $360.0 million for the full fiscal year, driven by new product introductions and distribution gains in both retail and food service. We anticipate that sow costs will average approximately $60 to $65 per hundredweight in fiscal 2013 for the full-year. We expect the Foods segment’s fiscal 2013 operating income margin to be approximately 7.5% to 8.5%. We expect the Foods segment’s operating income margin will continue to be positively impacted by better management of promotional discounts and continued cost savings related to manufacturing productivity initiatives.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

At April 27, 2012, our outstanding debt included no outstanding balance on our variable-rate revolving lines of credit and $135.7 million of fixed-rate unsecured senior notes. A change in market interest rates will not impact interest expense associated with our fixed-rate debt.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BOB EVANS FARMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	April 27, 2012	April 29, 2011
	(Dollars in thousands)
Assets
Current Assets
Cash and equivalents	$35,946	$57,730
Accounts receivable	29,850	26,043
Inventories	23,388	23,526
Deferred income taxes	11,738	10,860
Prepaid expenses	2,725	1,446

Total Current Assets	103,647	119,605
Property, Plant and Equipment
Land	250,408	245,903
Buildings and improvements	946,361	933,808
Machinery and equipment	504,586	491,426
Construction in progress	5,111	1,055

	1,706,466	1,672,192
Less accumulated depreciation	823,171	771,314

Net Property, Plant and Equipment	883,295	900,878
Other Assets
Deposits and other	9,259	3,954
Long-term investments	28,132	27,620
Goodwill	1,567	1,567
Other intangible assets	39,877	40,697

Total Other Assets	78,835	73,838

	$1,065,777	$1,094,321

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$38,571	$13,571
Accounts payable	26,085	30,418
Federal and state income taxes	12,469	10,793
Accrued nonincome taxes	21,251	20,519
Accrued wages and related liabilities	33,505	36,024
Self-insurance	26,079	26,058
Deferred revenue	15,476	16,289
Other accrued expenses	21,453	17,440

Total Current Liabilities	194,889	171,112
Long-Term Liabilities
Deferred compensation	30,688	29,685
Federal and state income taxes	9,633	12,443
Deferred income taxes	51,739	56,777
Deferred rent	25,097	24,478
Long-term debt	97,145	135,716

Total Long-Term Liabilities	214,302	259,099
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at April 27, 2012, and April 29, 2011	426	426
Capital in excess of par value	202,365	188,736
Retained earnings	863,149	818,561
Treasury stock, 14,027,663 shares at April 27, 2012, and 12,409,338 shares at April 29, 2011, at cost	(409,354)	(343,613)

Total Stockholders’ Equity	656,586	664,110

	$1,065,777	$1,094,321

CONSOLIDATED STATEMENTS OF INCOME

Years Ended April 27, 2012; April 29, 2011; April 30, 2010

	2012	2011	2010
Net Sales	$1,654,413	$1,676,906	$1,726,804
Cost of sales	509,816	509,849	516,667
Operating wage and fringe benefit expenses	535,069	559,193	599,664
Other operating expenses	268,799	270,694	276,521
Selling, general and administrative expenses	150,743	165,482	143,550
Depreciation and amortization expense	82,112	83,148	83,988

Operating Income	107,874	88,540	106,414
Net interest expense	7,884	8,867	10,088

Income Before Income Taxes	99,990	79,673	96,326
Provision for income taxes	27,140	25,510	25,998

Net Income	$72,850	$54,163	$70,328

Earnings Per Share — Basic	$2.45	$1.79	$2.29

Earnings Per Share — Diluted	$2.45	$1.78	$2.28

Cash Dividends Paid Per Share	$0.95	$0.78	$0.68

Bob Evans Farms, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Common Stock Amount	Preferred Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Total
		Dollars in thousands, except per share amounts
Stockholders’ Equity at 4/24/09	30,712,246	$426	$—	$173,970	$738,668	$(315,358)	$597,706
Net income					70,328		70,328
Dividends paid ($0.68 per share)					(20,947)		(20,947)
Treasury stock repurchased	(731,814)					(21,123)	(21,123)
Treasury stock reissued under stock plans	391,821			6,131		5,687	11,818
Tax benefit — stock plans				375			375

Stockholders’ Equity at 4/30/10	30,372,253	426	—	180,476	788,049	(330,794)	638,157
Net income					54,163		54,163
Dividends paid ($0.78 per share)					(23,651)		(23,651)
Treasury stock repurchased	(682,835)					(19,010)	(19,010)
Treasury stock reissued under stock plans	539,362			8,024		6,191	14,215
Tax benefit — stock plans				236			236

Stockholders’ Equity at 4/29/11	30,228,780	426	—	188,736	818,561	(343,613)	664,110
Net income					72,850		72,850
Dividends paid ($0.95 per share)					(28,262)		(28,262)
Treasury stock repurchased	(2,110,930)					(70,269)	(70,269)
Treasury stock reissued under stock plans	492,605			12,838		4,528	17,366
Tax benefit — stock plans				791			791

Stockholders’ Equity at 4/27/12	28,610,455	$426	$—	$202,365	$863,149	$(409,354)	$656,586

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 27, 2012; April 29, 2011; and April 30, 2010

	2012	2011	2010
	(Dollars in thousands)
Operating activities:
Net income	$72,850	$54,163	$70,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,112	83,148	83,988
Loss on disposal/impairment of long-term assets	5,331	17,238	5,146
Gain on long-term investments	(34)	(2,364)	(5,328)
Deferred compensation	1,003	3,289	6,446
Compensation expense attributable to stock plans	5,610	7,402	7,530
Deferred income taxes	(5,916)	(10,446)	(3,309)
Deferred rent	619	205	624
Cash provided by (used for) assets and liabilities:
Accounts receivable	(3,807)	(6,186)	3,188
Inventories	138	2,133	5,167
Prepaid expenses	(1,279)	723	(858)
Accounts payable	(4,333)	1,364	(12,053)
Federal and state income taxes	(1,043)	4,310	(4,714)
Accrued wages and related liabilities	(2,519)	(3,521)	1,959
Self-insurance	21	1,893	332
Accrued nonincome taxes	732	(566)	(1,585)
Deferred revenue	(813)	1,842	344
Other accrued expenses	4,013	1,810	(6,205)

Net cash provided by operating activities	152,685	156,437	151,000
Investing activities:
Purchase of property, plant and equipment	(88,357)	(43,987)	(51,266)
Proceeds from sale of property, plant and equipment	19,308	6,407	3,743
Purchase of long-term investments	(469)	(2,229)	(1,841)
Other	(4,305)	(84)	713

Net cash used in investing activities	(73,823)	(39,893)	(48,651)
Financing activities:
Cash dividends paid	(28,262)	(23,651)	(20,947)
Payments on lines of credit	—	(14,000)	(53,000)
Payments of debt issuance costs	(1,000)	—	—
Principal payments on long-term debt	(13,571)	(26,905)	(26,904)
Purchase of treasury stock	(70,269)	(19,010)	(21,123)
Proceeds from issuance of treasury stock	13,103	8,239	4,430
Cash proceeds from exercise of stock-based compensation awards	(1,347)	(1,426)	—
Excess tax benefits from stock-based compensation	700	404	375

Net cash used in financing activities	(100,646)	(76,349)	(117,169)

Increase (decrease) in cash and equivalents	(21,784)	40,195	(14,820)
Cash and equivalents at the beginning of the period	57,730	17,535	32,355

Cash and equivalents at the end of the period	$35,946	$57,730	$17,535

Note 1 — Summary of Significant Accounting Policies

Description of Business:    As of April 27, 2012, Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “company,” “we,” “us” and “our”) owned and operated 710 full-service restaurants, including 565 Bob Evans Restaurants in 19 states and 145 Mimi’s Cafés, “Mimi’s”, in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s are primarily in California and other western states. We also produce and distribute pork sausage products and a variety of complementary home-style convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States.

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

Segment Information:    Beginning with our annual reporting period of fiscal 2012, we have separately disclosed results for Bob Evans Restaurants and Mimi’s Café, previously reported as the restaurant segment, as the economic characteristics no longer fully supported aggregation of the two restaurant concepts. We now report results for three business segments consisting of Bob Evans Restaurants, Mimi’s Café and Foods. The revenues from these segments include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements. Operating income represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. General corporate assets consist of cash equivalents, long-term investments and deferred income tax assets.

Fiscal Year:    Our fiscal year ends on the last Friday in April. References herein to fiscal 2012, fiscal 2011 and fiscal 2010 refer to fiscal years ended April 27, 2012; April 29, 2011; and April 30, 2010, respectively. All years presented were comprised of 52 weeks, except for fiscal 2010, which contained 53 weeks.

Prior to fiscal 2012, the consolidated operating results of Bob Evans Restaurants and Mimi’s Café segments were reported based upon a two-day early cutoff. During fiscal 2012, we eliminated this two-day early cutoff, as it was no longer required to achieve a timely consolidation. The effect of this change was to reflect 367 days of operating results for Bob Evans Restaurants and Mimi’s Café within our fiscal 2012 consolidated income statements. This resulted in $1,803 and $207 of additional operating income for Bob Evans Restaurants and Mimi’s Café, respectively.

Revenue Recognition:    Revenue is recognized for Bob Evans Restaurants and Mimi’s at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. Revenue in the Foods segment is generally recognized when products are received by our customers. All revenue is presented net of sales tax collections.

We issue gift cards which contain no expiration dates or inactivity fees. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards (“gift card breakage”) based on historical redemption patterns. Gift card breakage is included in net sales in the Consolidated Statements of Income, and the liability for unredeemed gift cards is included in deferred revenue on the Consolidated Balance Sheets.

Cash Equivalents:    We consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable:    Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us were to occur, we estimate the recoverability of amounts due to us could change by a material amount. During fiscal 2012 we had allowance for doubtful accounts of $327, compared to $302 and $446 for fiscal years 2011 and 2010, respectively.

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

Inventories:     We value inventories at the lower of first-in, first-out cost or market. Inventory includes raw materials and supplies ($15,159 in fiscal 2012 and $16,545 in fiscal 2011) and finished goods ($8,229 in fiscal 2012 and $6,981 in fiscal 2011).

Property, Plant and Equipment:    Property, plant and equipment are recorded at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to fiscal 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (15 to 25 years) and machinery and equipment (3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the lease terms. Total depreciation expense was $81,301; $82,323; and $83,095 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

We sell real property via like-kind exchanges under Internal Revenue Code Section 1031 whereby gains are not recognized for federal income tax purposes. We recognize all such gains for financial reporting purposes in the period the property is sold. Consolidated results for fiscal 2012, fiscal 2011 and fiscal 2010 include net pretax gains of $365; $128 and $1,362, respectively, on sale of assets. The gains are classified as a reduction of selling, general and administrative (“S,G&A”) expenses in the Consolidated Statements of Income.

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

During fiscal 2012, fiscal 2011 and fiscal 2010, we identified certain operating and closed locations with negative cash flows, declining net sales performance or other potential indicators of impairment. In fiscal 2012, pretax fixed asset impairment charges were recorded in Bob Evans Restaurants and Mimi’s of $3,199 and $2,327, respectively, for two underperforming operating locations and five other properties for Bob Evans Restaurants and eight underperforming operating locations for Mimi’s. The Mimi’s impairments in fiscal year 2012 were predominately locations that had been previously partially impaired. In fiscal 2011, pretax fixed asset impairment charges were recorded in Bob Evans Restaurants and Mimi’s of $1,896 and $13,070 respectively, for three underperforming Bob Evans Restaurants and eight underperforming Mimi’s. In fiscal 2012, a pretax fixed asset impairment of $87 was recorded in the Foods segment. Also in fiscal 2011, a $1,239 pretax fixed asset impairment charge was recorded in the Foods segment for the closure of a fresh sausage operation and a food production facility. In fiscal 2010, a $6,195 pretax fixed asset impairment charge was recorded for four underperforming Bob Evans Restaurant operating locations and 22 other properties. We did not record any fixed asset impairment charges for Mimi’s in fiscal 2010. The fixed asset impairment charges are reflected in S,G&A expenses in the Consolidated Statements of Income.

In accordance with the Property, Plant and Equipment Topic of the FASB ASC, we wrote down the carrying value of the underlying assets to their estimated fair value, which resulted in the above impairment charges. The estimated fair value was determined based on independent appraisals, which we deemed to be Level 3 inputs under the Fair Value Measurements and Disclosures Topic of the FASB ASC.

Restructuring and Severance Charges:     During fiscal 2012, we recorded restructuring and severance charges of $287 for Mimi’s Café (reflected in S,G&A). We did not record any restructuring and severance charges for Bob Evans Restaurants or Foods in fiscal 2012. During fiscal 2011, we recorded pretax restructuring and severance charges totaling $4,418 (reflected in S,G&A). In Bob Evans Restaurants and Mimi’s, this included $854 and $569 of severance/retirement costs, respectively. Also in fiscal 2011, we recorded pretax restructuring and severance charges of $2,995 in the Foods segment, primarily related to the closure of our fresh sausage operations at our plant in Bidwell, Ohio, and our food production facility in Galva, Illinois. All amounts related to Bob Evans Restaurants, Mimi’s and Foods segments restructuring and severance charges have been settled in fiscal 2012 and fiscal 2011. We did not record any restructuring or severance charges in Bob Evans Restaurants or Mimi’s in fiscal 2010.

Life Insurance Proceeds:    The cash receipts and payments related to life insurance proceeds are included in cash flows from operating activities on the Consolidated Statements of Cash Flows.

Long-term Investments:     Long-term investments include assets held under certain deferred compensation arrangements, which represent the cash surrender value of company-owned life insurance policies and investments in income tax credit limited partnerships. An offsetting liability for the amount of the cash surrender value of company-owned life insurance is included in the deferred compensation liability amount on the Consolidated Balance Sheets. Investments in income tax credit limited partnerships are recorded at amortized cost. We amortized the investments to the expected residual value of the partnerships once the income tax credits are fully utilized. The amortization period of the investments matches the respective income tax credit period. The income tax credit limited partnerships became fully amortized during fiscal 2012.

Goodwill and Other Intangible Assets:     Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $1,567 for both fiscal 2012 and fiscal 2011. Goodwill is not amortized; rather it is tested for impairment at the beginning of the fourth quarter each year or on a more frequent basis when events occur or circumstances change between the annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. In fiscal 2012, 2011 and 2010, no indicators existed for impairment, thus no goodwill impairment charges were recorded.

Other intangible assets consist of the Mimi’s business trade name and restaurant concept. The trade name intangible asset is deemed to have an indefinite economic life and is not amortized. It is tested for impairment at the beginning of the fourth quarter each year or on a more frequent basis if events or changes in circumstances indicate the asset might be impaired. The restaurant concept intangible asset is amortized on a straight-line basis over its estimated economic life of 15 years. In fiscal 2012, 2011 and 2010, there were no intangible asset impairment charges. See Note 7.

Financial Instruments:    The fair values of our financial instruments (other than long-term debt) approximate their carrying values at April 27, 2012, and April 29, 2011. At April 27, 2012, the estimated fair value of our long-term debt approximated $142,025 compared to a carrying amount of $135,716. At April 29, 2011, the estimated fair value of our long-term debt approximated $160,466 compared to a carrying amount of $149,287. We estimate the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes.

Treasury Stock:    During fiscal 2012, fiscal 2011 and fiscal 2010, we followed a policy of issuing treasury shares to satisfy award exercises or conversions.

Preopening Expenses:    Expenditures related to the opening of new restaurants, other than those for capital assets, are expensed when incurred.

Advertising Costs:    We expense advertising costs as incurred. Advertising expense was $51,266; $49,311; and $45,648 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Cost of Sales:    Cost of sales represents primarily food cost for Bob Evans Restaurants and Mimi’s and cost of materials in the Foods segments. Cash rebates that we receive from suppliers are recorded as a reduction of cost of sales in the periods in which they are earned. The amount of each rebate is directly related to the quantity of product purchased from the supplier.

Promotional Spending:    In our Foods segment, we engage in promotional (sales incentive) programs in the form of “off-invoice” deductions, billbacks, cooperative advertising and coupons. Costs associated with these programs are classified as a reduction of net sales in the period in which the sale occurs. Promotional spending was $47,163, $42,805 and $74,020 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

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

The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares outstanding (in thousands):

	2012	2011	2010
Basic	29,679	30,332	30,775
Dilutive stock options	102	90	115

Diluted	29,781	30,422	30,890

Options to purchase 567,698, 517,151 and 690,952 shares of common stock in fiscal 2012, fiscal 2011, and fiscal 2010, respectively, were excluded from the diluted earnings-per-share calculations because they were antidilutive.

Stock-based Employee Compensation:    The Compensation — Stock Compensation Topic of the FASB ASC requires that we measure the cost of employee services received in exchange for an equity award, such as stock options or restricted stock awards, based on the fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis. In fiscal 2012, awards issued to retirement eligible employees, in the 2010 Plan, were no longer subject to immediate expensing in full upon grant. (See Note 4). Awards to retirement eligible employees are recognized over the vesting period of the award on a straight line basis. Compensation cost recognized includes: (1) compensation cost for all stock-based awards granted prior to, but not yet fully vested as of April 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of the Compensation – Stock Compensation Topic of the FASB ASC and (2) compensation cost for all stock-based awards granted after April 28, 2006, based on the grant date fair value estimated in accordance with the Compensation — Stock Compensation Topic of the FASB ASC. Total stock-based compensation cost in fiscal 2012, fiscal 2011 and fiscal 2010 was $5,603; $7,259; and $7,530, respectively. The related tax benefit recognized was $1,671; $2,389; and $2,069 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Nearly all of the expense associated with stock-based compensation is reflected in S,G&A expense.

The fair value of each option awarded in fiscal 2011 and fiscal 2010 was estimated on the date of grant using the Black-Scholes option-pricing model. We did not award any stock options in fiscal 2012. The expected term of options granted is based on the historical exercise behavior of full-term options, and the expected volatility is based on the historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. Both expected volatility and the risk-free rate are based on a period commensurate with the expected option term. The expected dividend yield is based on the current dividend, the current market price of our common stock and historical dividend yields.

The following table presents the weighted-average per share fair value of options granted and the weighted-average assumptions used, based on a Black-Scholes option-pricing model:

	2011	2010
Per share fair value of options	$7.60	$9.73
Expected dividend yield	2.57%	2.10%
Expected volatility	45.64%	45.86%
Risk-free interest rate	1.18%	1.81%
Expected term (in years)	3.5	3.4

Other Compensation Plans:    We have a defined contribution plan (401(k)) that is available to substantially all employees who have at least 1,000 hours of service. We also have a nonqualified deferred compensation plan, the Bob Evans Executive Deferral Plan (“BEEDP”), which provides certain executives the opportunity to defer a portion of their current income to future years. Our annual matching contributions to the plans are at the discretion of our Board of Directors. The SERP (see Note 5) provides awards in the form of nonqualified deferred cash compensation.

Leases:    Rent expense for our operating leases, which generally have escalating rent payments over the term of the leases, is recorded on a straight-line basis over the lease term. We record the difference between the amount charged to expense and the rent paid as deferred rent in the Consolidated Balance Sheet, and begin amortizing the deferred rent upon the delivery of the lease location by the lessor, which is typically before rent payments are due under the terms of the lease. The difference between the straight-line rent calculation and rent paid is recorded as deferred rent in the Consolidated Balance Sheets. We expense all straight-line rent recorded during the build-out period for new restaurants.

Contingent rents are generally amounts due as a result of net sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they accrue.

Rental expense in fiscal 2012, fiscal 2011 and fiscal 2010 was as follows:

	2012	2011	2010
Minimum rent	$34,738	$30,175	$27,693
Contingent rent	288	388	462

Total rent	$35,026	$30,563	$28,155

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

Income Taxes:    Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in evaluating our tax positions, which has an impact on our effective tax rate. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged based on technical merits. A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including the resolution of any related appeals or litigation, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement.

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

Reclassifications:

Certain prior-year amounts have been reclassified to conform to the fiscal 2012 classification. Such reclassifications had no impact on reported net income.

New Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (ASU 2011-04). The amendments in this update changed the wording used in the existing guidance to better align U.S. Generally Accepted Accounting Principles with International Financial Reporting Standards and to clarify the FASB’s intent on various aspects of the fair value guidance. The update also required increased disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. This update was effective for our fourth quarter of fiscal 2012. Since we did not have any investments with unobservable market inputs, this update did not impact our consolidated financial statements. The effect of this guidance on future periods will depend on the nature and significance of any fair value measurements we subsequently make that are subject to this guidance.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment, (ASU 2011-08), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update was effective for our fourth quarter of fiscal 2012. We elected to perform the qualitative assessment which indicated that our goodwill of $1,567 was not impaired.

Note 2 — Long-Term Debt and Credit Arrangements

Long-term debt is comprised of the following:

	April 27, 2012	April 29, 2011
Unsecured senior notes issued July 28, 2004:
Series C, due July 2014, 5.12%	$40,716	$54,287
Series D, due July 2016, 5.67%	25,000	25,000
Unsecured senior notes issued July 28, 2008:
Series A, due July 2014, 6.39%	40,000	40,000
Series B, due July 2013, 6.39%	30,000	30,000

Total long-term debt	135,716	149,287
Less: current portion of long-term debt	38,571	13,571

Long-term debt less current portion	$97,145	$135,716

On July 28, 2004, we completed a private placement of $190,000 in senior unsecured fixed-rate notes. The senior notes outstanding at April 27, 2012, mature over a period from July 2014 to July 2016, and carry a weighted-average interest rate of 5.2 percent, which we pay quarterly, with a mandatory prepayment of $18,571 due on July 28, 2012.

On July 28, 2008, we completed a private placement of $70,000 in senior unsecured fixed-rated notes. These notes were issued in two series. The $40,000 Series A senior notes bear interest at 6.39 percent and mature on July 28, 2014, with a mandatory prepayment of $20,000 due on July 28, 2012. The $30,000 Series B senior notes bear interest at 6.39 percent and mature on July 28, 2013. The net proceeds from the notes we issued in fiscal 2009 were used to repay outstanding debt under existing bank credit facilities and to repay a portion of our previously outstanding senior notes.

Both of our senior note issues contain covenants customary for financings of this type that limit our ability to incur liens on assets, merge or consolidate with other entities, transfer or sell a substantial part of our assets, substantially change the nature of our business, engage in sale and leaseback transactions and enter into transactions with affiliates. We are also prohibited, subject to certain limited exceptions, from granting collateral under our credit facilities with our lenders unless such collateral is also granted to the note holders on an equal basis. The senior notes contain financial covenants that require a net worth floor limiting stock repurchases, a minimum fixed charge ratio as well as a limitation on our indebtedness.

As of April 27, 2012, we were in compliance with these covenants and restrictions. The senior notes also contain customary events of default, the occurrence of which will permit the holders of the notes to accelerate payment of the notes.

As of April 27, 2012, maturities of long-term debt are as follows:

2013	$38,571
2014	48,571
2015	38,574
2016	5,000
2017	5,000

Total	$135,716

During fiscal 2012, we obtained a $300,000 revolving credit facility (“credit facility”); of which $10,849 is reserved for certain stand-by letters of credit. The credit facility is intended to provide us with liquidity options and to support our primary growth and return initiatives. The credit facility extends over a period of five years and requires us to pay interest on outstanding borrowings at a rate based on London Interbank Offered Rate (“LIBOR”) or the Base Rate plus a margin based on our leverage ratio, ranging from 0.75% to 2.00% per annum for LIBOR, and ranging from 0.00% to 1.00% per annum for the Base Rate. The Base Rate is the highest of (i) the Administrative Agent’s prime rate (ii) the Federal Funds open rate plus 0.50% and (iii) the Daily LIBOR Rate plus 1.00%. We are also required to pay a commitment fee of 0.150% per annum to 0.275% per annum, based on our leverage ratio, on the average unused portion of the total lender commitments then in effect. At April 27, 2012, we did not have any balances outstanding on the credit facility. Our interest expense on variable rate debt may increase in future periods as the credit facility funding source is utilized. We incurred financing costs of $1,000, which are being amortized over five years. During fiscal 2012, we did not have any balances outstanding on these arrangements.

Interest costs of $644; $394; and $836 incurred in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, were capitalized in connection with our construction activities. Interest paid in fiscal 2012, fiscal 2011 and fiscal 2010 was $8,558; $9,264; and $10,972, respectively.

Note 3 — Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of April 27, 2012, and April 29, 2011, were as follows:

	April 27, 2012	April 29, 2011
Deferred tax assets:
Loss on impaired assets	$7,866	$7,863
Self-insurance	7,724	7,551
Vacation pay	2,296	1,997
Stock and deferred compensation plans	20,219	19,503
Accrued bonus	715	941
Deferred rent	6,503	6,549
Other	3,417	3,071

Total deferred tax assets	48,740	47,475

Deferred tax liabilities:
Accelerated depreciation/asset disposals	71,819	76,077
Intangible assets	14,852	15,223
Other	2,070	2,092

Total deferred tax liabilities	88,741	93,392

Net deferred tax liabilities	$40,001	$45,917

Significant components of the provisions for income taxes are as follows:

	2012	2011	2010
Current:
Federal	$28,742	$31,356	$23,878
State	4,314	4,600	5,429

Total current	33,056	35,956	29,307
Deferred:
Federal	(5,388)	(10,140)	(2,470)
State	(528)	(306)	(839)

Total deferred	(5,916)	(10,446)	(3,309)

Total tax provisions	$27,140	$25,510	$25,998

Our provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

	2012	2011	2010
Tax at statutory rate	$34,997	$27,885	$33,714
State income tax (net)	2,461	2,791	2,983
FICA tip credits	(4,868)	(4,920)	(4,937)
Settlement of state income tax audits (net)	(2,038)	—	(2,534)
Cash surrender value of life insurance	(213)	(956)	(1,925)
Work opportunity tax credits	(1,157)	(769)	(852)
Limited partnership tax credits	—	(6)	(83)
Reduction for uncertain tax positions of prior years	(1,178)	—	—
Other	(864)	1,485	(368)

Provisions for income taxes	$27,140	$25,510	$25,998

Taxes paid during fiscal 2012, fiscal 2011 and fiscal 2010 were $33,686; $31,296; and $34,167, respectively.

In fiscal 2012, the amount of our unrecognized tax benefits increased by $20, primarily due to additions for prior year tax positions offset by reductions for settlements with taxing authorities. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2012	2011	2010
Balance at beginning of fiscal year	$11,022	$9,086	$11,773
Additions based on tax positions related to the current year	600	2,351	752
Additions for tax positions of prior years	2,600	—	—
Reductions for tax positions of prior years	(751)	—	—
Reductions due to settlements with taxing authorities	(1,936)	(53)	(2,862)
Reductions due to statute of limitations expiration	(493)	(362)	(577)

Balance at end of fiscal year	$11,042	$11,022	$9,086

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of April 27, 2012, April 29, 2011 and April 30, 2010, was $8,001, $8,113 and $7,967, respectively. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We do not reasonably expect to resolve any tax audits in the next 12 months which could result in the recognition of previously unrecognized tax benefits and would affect the effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits may increase or decrease within the next 12 months for reasons other than the settlement of tax audits. However, we do not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to our consolidated financial statements.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Income. During fiscal 2012, fiscal 2011 and fiscal 2010, we recognized approximately $668, $720 and $761, respectively, of interest and penalties in tax expense. As of April 27, 2012, and April 29, 2011, we had accrued approximately $2,986 and $4,184, respectively, in interest and penalties related to unrecognized tax benefits.

We file United States federal and various state and local income tax returns. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2009 through 2011. Our federal and state income tax return filings generally are subject to a three-year statute of limitations from the date of filing. However, we may grant waivers to taxing authorities to extend the statute of limitations for prior tax years. Based on the status of current audits and the protocol of finalizing audits by relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded unrecognized tax benefits.

Note 4 — Stock-Based Compensation Plans

On September 13, 2010, our stockholders approved the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”). Upon approval, the 2010 Plan became our only plan under which new stock-based compensation can be granted. At April 27, 2012, there were awards outstanding under the 2010 Plan, as well as previous equity plans adopted in 2006, 1998, 1994 and 1992.

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

In fiscal 2012, we began issuing restricted stock units to key management employees. Restricted stock units generally vest over three years and are issued shares of restricted stock immediately upon vesting.

The following table summarizes option-related activity for fiscal 2012:

Options	Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, April 29, 2011	1,181,805	$29.87
Exercised	(450,998)	29.60
Forfeited or expired	(19,279)	29.19

Outstanding, April 27, 2012	711,528	$30.07	4.62	$6,119

Vested and expected to vest, April 27, 2012	711,528	$30.07	4.62	$6,119

Exercisable, April 27, 2012	601,695	$30.45	4.09	$4,944

As of April 27, 2012, there was $325 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 0.84 years. The total intrinsic value of options exercised during fiscal 2012, fiscal 2011 and fiscal 2010 was $2,907; $2,140; and $1,644, respectively. Cash received from the exercise of options was $13,347; $7,132; and $3,588 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The actual tax benefit realized for tax deductions from the exercise of options totaled $700; $404; and $417 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. In fiscal 2012, fiscal 2011 and fiscal 2010, excess tax benefits of $791; $236; and $375, respectively, were classified as financing cash flows in the Consolidated Statements of Cash Flows.

In addition to the shares subject to outstanding options, approximately 3,127,000 shares were available for grant under the 2010 Plan at April 27, 2012.

A summary of the status of our nonvested restricted shares and units as of April 27, 2012, and changes during fiscal 2012 is presented below:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Nonvested, April 29, 2011	450,632	$29.27
Granted	125,207	33.16
Vested	(155,603)	29.20
Forfeited	(45,999)	30.71

Nonvested, April 27, 2012	374,237	$30.42

Restricted Stock Units	Shares

Nonvested, April 29, 2011	—
Granted	80,970
Forfeited	(1,176)

Nonvested, April 27, 2012	79,794

At April 27, 2012, there was $6,080 of unrecognized compensation cost related to nonvested restricted shares and units. This cost is expected to be recognized over a weighted-average period of 2.55 and 2.05 years for nonvested restricted shares and units, respectively. The total fair value of shares that vested during fiscal 2012, fiscal 2011 and fiscal 2010 was $4,999; $5,973; and $7,004, respectively.

Note 5 — Other Compensation Plans

We have a defined contribution plan (401(k)) that is available to substantially all employees who have at least 1,000 hours of service. We also have a nonqualified deferred compensation plan, the Bob Evans Executive Deferral Plan (“BEEDP”), which provides certain executives the opportunity to defer a portion of their current income to future years. Our annual matching contributions to the plans are at the discretion of our Board of Directors. Expenses related to matching contributions to these plans in fiscal 2012, fiscal 2011 and fiscal 2010 were $1,522; $4,234; and $4,738, respectively.

The SERP (see Note 4) provides awards in the form of nonqualified deferred cash compensation. Our expense related to cash contributions to the SERP was $618; $654; and $1,751 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

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

2013	$26,308
2014	26,250
2015	25,153
2016	24,135
2017	23,988
Thereafter	188,359

Total	$314,193

At April 27, 2012, we had contractual commitments of approximately $57,368 for purchases of inventory, restaurant construction and plant equipment additions.

Note 7 — Goodwill and Other Intangible Assets

At the beginning of the fourth quarter, we complete our annual impairment test required under the provisions of the Intangibles – Goodwill and Other Topic of the FASB ASC. In addition, we are required to assess the carrying value of our goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. The carrying amount of goodwill as of the end of fiscal 2012, fiscal 2011 and fiscal 2010 is $1,567 and is included within the Foods segment.

Intangible assets consist of the Mimi’s restaurant concept that is amortized over a 15-year life and the Mimi’s business trade name that is not amortized. We reviewed the restaurant concept and business trade name for impairment. The estimated fair value of the restaurant concept and business trade name, calculated using a relief-from-royalty method, exceeded the carrying value. Therefore, no impairment charges were recorded related to the Mimi’s restaurant concept and business trade name in fiscal 2012 ,fiscal 2011 or fiscal 2010.

Intangible assets are summarized below:

	Restaurant Concept	Business Trade Name	Total
April 27, 2012, gross carrying amount	$12,300	$34,000	$46,300
Accumulated amortization	(6,423)	—	(6,423)

April 27, 2012, net carrying amount	$5,877	$34,000	$39,877

April 29, 2011, gross carrying amount	$12,300	$34,000	$46,300
Accumulated amortization	(5,603)	—	(5,603)

April 29, 2011, net carrying amount	$6,697	$34,000	$40,697

The amortization expense related to these intangible assets was $820 in each fiscal 2012, fiscal 2011 and fiscal 2010. Amortization expense related to intangible assets for the next five years is expected to be $820 each year.

Note 8 — Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$405,361	$412,566	$407,185	$417,046	$428,339	$428,594	$413,528	$418,700
Operating Income	27,495	21,386	21,330	13,910	30,258	25,434	28,791	27,810
Net income	17,812	12,549	12,747	7,790	20,255	15,466	22,036	18,358
Earnings per share:
Basic	$0.59	$0.41	$0.42	$0.26	$0.69	$0.51	$0.76	$0.61
Diluted	0.59	0.41	0.42	0.26	0.69	0.51	0.76	0.60
Common stock sale prices:
High	$36.98	$31.76	$35.23	$29.70	$35.79	$34.59	$39.71	$34.06
Low	29.26	23.18	27.41	24.94	30.50	28.47	35.09	30.08
Cash dividends paid	$0.20	$0.18	$0.25	$0.20	$0.25	$0.20	$0.25	$0.20

•	Total quarterly earnings per share may not equal the annual amount because earnings per share are calculated independently for each quarter.

•	Stock prices are high and low sale prices for our common stock as reported on the NASDAQ Stock Market (trading symbol — BOBE), which is the principal market for our common stock.

•	The number of registered stockholders of our common stock at June 15, 2012, was 19,776.

•

Quarter 4, 2012 consolidated results included the positive impact of $2,010 as a result of eliminating a two-day early cutoff and the positive impact of $1,200 as a result of settlements with certain taxing authorities.

Note 9 — Industry Segments

As mentioned in Note 1, beginning with our annual reporting period of fiscal 2012, we have separately disclosed results for Bob Evans Restaurants and Mimi’s Café, previously reported as the restaurant segment, as the economic characteristics no longer fully supported aggregation of the two restaurant concepts. We now report results for three business segments consisting of Bob Evans Restaurants, Mimi’s Café and Foods.

Our operations include restaurant operations and the processing and sale of food products. The revenues from our three segments, Bob Evans Restaurants, Mimi’s Cafes’ and Foods include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements.

Operating income represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. General corporate assets consist of cash equivalents, long-term investments and deferred income tax assets.

Information on our industry segments is summarized as follows:

	2012	2011	2010
Net sales
Bob Evans Restaurants	$973,678	$976,666	$1,005,094
Mimi’s Café	366,015	380,267	405,998
Foods	329,165	333,606	327,674

	1,668,858	1,690,539	1,738,766
Intersegment net sales of food products	(14,445)	(13,633)	(11,962)

Total	$1,654,413	$1,676,906	$1,726,804

Operating Income (Loss)
Bob Evans Restaurants	$88,810	$73,426	$77,456
Mimi’s Café	(1,436)	(7,657)	7,688
Foods	20,500	22,771	21,270

Total	$107,874	$88,540	$106,414

Depreciation and Amortization Expense
Bob Evans Restaurants	$49,082	$48,396	$49,460
Mimi’s Café	23,576	24,667	24,976
Foods	9,454	10,085	9,552

Total	$82,112	$83,148	$83,988

Capital Expenditures
Bob Evans Restaurants	$74,282	$31,057	$23,870
Mimi’s Café	6,493	5,248	9,485
Foods	7,582	7,682	17,911

Total	$88,357	$43,987	$51,266

Identifiable Assets
Bob Evans Restaurants	$719,245	$734,944	$696,141
Mimi’s Café	215,925	228,966	261,902
Foods	90,670	91,931	116,639

	1,025,840	1,055,841	1,074,682
General corporate assets	39,937	38,480	34,207

Total	$1,065,777	$1,094,321	$1,108,889

Note 10 — Subsequent Events

As of April 28, 2012, ownership of a food production facility that prepares ingredients, used in our restaurant entrees, was purchased by the Foods segment from the Mimi’s segment. The sale of the food production facility will affect industry segment information, as reported in Note 9, in future fiscal periods. Intersegment net sales and other intersegment transactions will be eliminated in the consolidated financial statements.

On May 24, 2012, we announced that the Board of Directors approved a quarterly cash dividend of $0.25 per share. The quarterly dividend will be paid on June 18, 2012 to shareholders of record at the close of business on June 4, 2012.

On May 29, 2012, we announced our plans to close our pre-cooked operations in summer of fiscal 2013 at our plants in Bidwell, Ohio and Springfield, Ohio. The decision to close the food production facilities was due to excess capacity, record sow costs and high production costs. These cooked operations will be consolidated at our food production facility in Sulphur Springs, Texas.

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

With our supervision, management assessed our internal control over financial reporting as of April 27, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included the evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

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

/s/ Steven A. Davis	/s/ Paul F. DeSantis
Steven A. Davis	Paul F. DeSantis
Chairman and Chief Executive Officer	Chief Financial Officer, Treasurer and Assistant Secretary

June 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Bob Evans Farms, Inc.:

We have audited Bob Evans Farms, Inc. and subsidiaries’ internal control over financial reporting as of April 27, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bob Evans Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bob Evans Farms, Inc and subsidiaries. maintained, in all material respects, effective internal control over financial reporting as of April 27, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 27, 2012 and April 29, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 27, 2012 of Bob Evans Farms, Inc. and subsidiaries and our report dated June 21, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

June 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Bob Evans Farms, Inc.:

We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 27, 2012 and April 29, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 27, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. and subsidiaries at April 27, 2012 and April 29, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 27, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bob Evans Farms, Inc.’s internal control over financial reporting as of April 27, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

June 21, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer (principal executive office) and Chief Financial Officer, Treasurer and Secretary (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by the Annual Report on Form 10-K. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer, Treasurer and Secretary have concluded that:

•

information required to be disclosed by us in this Annual Report on Form 10-K and other reports that we file or submit under the Exchange Act would be accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•

information required to be disclosed by us in this Annual Report on Form 10-K and the other reports that we file or submit under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•

our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to us and our consolidated subsidiaries is made known to them, particularly during the period in which the periodic reports, including this Annual Report on Form 10-K, are being prepared.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended April 27, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our definitive proxy statement relating to the annual meeting of stockholders to be held on August 22, 2012 (the “2012 Proxy Statement”), under “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “PROPOSAL 1: ELECTION OF DIRECTORS,” and “CORPORATE GOVERNANCE” under the sub-caption “Directors Serving on Boards of Other Public Companies” is incorporated herein by reference.

The information regarding our executive officers required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Supplemental Item — Executive Officers of Bob Evans Farms, Inc.”

Information concerning our Audit Committee and the determination by our Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference to the information contained in our 2012 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaptions “Board Committees and Charters” and “Board Committees and Charters — Audit Committee.”

Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2012 Proxy Statement under “CORPORATE GOVERNANCE” under the sub-caption “Board Committees and Charters — Nominating and Corporate Governance Committee.”

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

Set forth below is a list of our directors, and their principal occupations, as of June 1, 2012:

Name	Principal Occupation
Larry C. Corbin	Retired; Interim Chief Executive Officer and President of Bob Evans Farms, Inc.
Steven A. Davis	Chairman of the Board and Chief Executive Officer of Bob Evans Farms, Inc.
Michael J. Gasser	Executive Chairman of the Board of Greif, Inc., a manufacturer of shipping containers and containerboard, Delaware, Ohio
Dr. E. Gordon Gee	President of The Ohio State University
E.W. (Bill) Ingram III	President and Chief Executive Officer of White Castle System, Inc., a quick-service hamburger chain, Columbus, Ohio
Cheryl L. Krueger	Chief Executive Officer of Krueger & Co., a strategic business consulting company, Columbus, Ohio
G. Robert Lucas II	Trustee of The Jeffrey Trusts, trusts for the descendants of Joseph A. Jeffrey, Columbus, Ohio
Eileen A. Mallesch	Retired; Senior Vice President, Chief Financial Officer: Nationwide Property & Casualty Insurance, Nationwide Insurance, Columbus, Ohio
Bryan G. Stockton	Chief Executive Officer of Mattel, Inc., an international toy company, El Segundo, California
Paul S. Williams	Partner, Major, Lindsey and Africa, a legal executive search firm, Chicago, Illinois

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of our Board of Directors is incorporated by reference to the information contained in our 2012 Proxy Statement under “CORPORATE GOVERNANCE” under the sub-caption “Director Compensation for Fiscal 2012.”

Information regarding the compensation of our executive officers is incorporated by reference to the information contained in our 2012 Proxy Statement under “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT” and “EXECUTIVE COMPENSATION” (including the information appearing under the sub-captions “Summary Compensation Table for Fiscal 2012,

2011 and 2010,” “All Other Compensation Table for Fiscal 2012,” “Grants of Plan-Based Awards in Fiscal 2012,” “Outstanding Equity Awards at 2012 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2012,” “Nonqualified Deferred Compensation,” “Nonqualified Deferred Compensation Table for Fiscal 2012,” “Change in Control and Severance Program,” “Employment Agreement — Steven Davis” and “Potential Payouts upon Termination or Change-in-Control”).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained in the 2012 Proxy Statement under “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Equity Compensation Plan Information

In September 2010, our stockholders approved the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”). Currently, the 2010 Plan is the only plan under which we may issue equity securities to our directors, officers and employees. As of April 27, 2012, a number of awards were outstanding under the 2010 Plan and our previous equity plans, including:

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

The following table shows, as of April 27, 2012, the number of shares of common stock issuable upon exercise of outstanding options, the weighted-average exercise price of those options and the number of shares of common stock remaining for future issuance under the 2010 Plan, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	711,528	(1)	$30.07	3,126,737	(2)

Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	711,528		$30.07	3,126,737

(1)	Includes:

•	7,007 common shares issuable upon exercise of options granted under the 1992 Stock Option Plan;

•	1,629 common shares issuable upon exercise of options granted under the 1994 LTIP;

•	281,451 common shares issuable upon exercise of options granted under the 1998 Stock Option Plan; and

•	421,441 common shares issuable upon exercise of options granted under the 2006 Plan.

(2)	Represents shares available for issuance under the 2010 Plan, including 950,577 shares that were made available for issuance under the 2010 Plan when the 1992 Stock Option Plan, 1993 LTIP, the 1998 Stock Option Plan, and the 2006 Plan were terminated, as well as shares that became available for issuance under the 2010 Plan when outstanding awards under the 1992 Stock Option Plan, 1993 LTIP, the 1998 Stock Option Plan and the 2006 Plan expired or were otherwise forfeited. Shares available for future issuance under the 2010 Plan may be granted in the form of incentive stock options, nonqualified stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights or whole shares.

In addition, as of April 27, 2012, there were 453,484 shares of restricted stock outstanding, consisting of 42,114 shares granted under the 1993 LTIP, 220,074 shares granted under the 2006 Plan, and 191,296 shares granted under the 2010 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2012 Proxy Statement under the captions “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE” under the sub-caption “Director Independence” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2012 Proxy Statement under “PROPOSAL 4: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” under the sub-captions “Preapproval of Services Performed by the Independent Registered Public Accounting Firm” and “Fees of the Independent Registered Public Accounting Firm” is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of Bob Evans Farms, Inc. and subsidiaries are filed as part of this Annual Report on Form 10-K under Item 8 hereof:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Balance Sheets at April 27, 2012, and April 29, 2011

•	Consolidated Statements of Income for the fiscal years ended April 27, 2012, April 29, 2011, and April 30, 2010

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 27, 2012, April 29, 2011, and April 30, 2010

•	Consolidated Statements of Cash Flows for the fiscal years ended April 27, 2012, April 29, 2011, and April 30, 2010

•	Notes to Consolidated Financial Statements

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

BOB EVANS FARMS, INC.

June 21, 2012	By: /s/ Paul F. DeSantis
Paul F. DeSantis Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven A. Davis Steven A. Davis	Chairman of the Board and Chief Executive Officer (principal executive officer)	June 21, 2012
/s/ Paul F. DeSantis Paul F. DeSantis	Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer and principal accounting officer)	June 21, 2012
* Larry C. Corbin	Director	June 21, 2012
* Michael J. Gasser	Director	June 21, 2012
* Dr. E. Gordon Gee	Director	June 21, 2012
* E.W. (Bill) Ingram III	Director	June 21, 2012
* Cheryl L. Krueger	Director	June 21, 2012
* G. Robert Lucas II	Director	June 21, 2012
* Eileen A. Mallesch	Director	June 21, 2012
Bryan Stockton	Director	June , 2012
* Paul S. Williams	Director	June 21, 2012

*	By Kevin C. O’Neil pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

/s/    Kevin C. O’Neil

Kevin C. O’Neil

Vice President, Assoc. General Counsel and

Asst. Corporate Secretary

Exhibit Number	Description	Location

3.1	Restated Certificate of Incorporation of company reflecting amendments through Aug. 10, 1993. [This document represents the Company’s Certificate of Incorporation in restated format incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]	Incorporated herein by reference to Exhibit 3.1 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)

3.2	Amended and Restated By-Laws of Bob Evans Farms, Inc. (Effective November 17, 2011)	Incorporated herein by reference to Exhibit 3.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed November 23, 2011 (File No. 0-1667)

4.1	Note Purchase Agreement, dated as of July 28, 2004, by and among Bob Evans Farms, Inc., BEF Holding Co., Inc. and the purchasers of the notes set forth on the signature pages thereto	Incorporated herein by reference to Exhibit 4(a) to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 29, 2004 (File No. 0-1667)

4.2	Subsidiary Guaranty, dated as of July 28, 2004, by Mimi’s Cafe, LLC	Incorporated herein by reference to Exhibit 4(b) to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated July 29, 2004 (File No. 0-1667)

4.3	First Amendment, dated as of January 15, 2005, to Note Purchase Agreement, dated as of July 28, 2004, by and between Bob Evans Farms, Inc. and the purchasers named therein	Incorporated herein by reference to Exhibit 4.3 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 2009 (File No. 0-1667)

4.4	Second Amendment, dated as of February 24, 2009, to Note Purchase Agreement, dated as of July 28, 2004, by and between Bob Evans Farms, Inc. and the purchasers named therein	Incorporated herein by reference to Exhibit 4.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-1667)

4.5	Note Purchase Agreement, dated July 28, 2008, by and among Bob Evans Farms, Inc., BEF Holding Co., Inc. and the Purchases named therein	Incorporated herein by reference to Exhibit 4.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed July 31, 2008 (File No. 0-1667)

4.6	Subsidiary Guaranty, dated as of July 28, 2008, by Mimi’s Café, LLC	Incorporated herein by reference to Exhibit 4.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed July 31, 2008 (File No. 0-1667)

4.7	First Amendment, dated as of February 24, 2009, to Note Purchase Agreement, dated as of July 28, 2008, by and between Bob Evans Farms, Inc. and the Purchasers named therein	Incorporated herein by reference to Exhibit 4.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-1667)

4.8	$300,000,000 Revolving Credit Facility Credit Agreement among Bob Evans Farms, Inc., an Ohio corporation, as borrower; PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as co-lead arranger and co-bookrunner, J.P. Morgan Securities LLC, as co-lead arranger and co-bookrunner, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America N.A. and Fifth Third Bank, as co-documentation agents; and PNC Bank, National Association, JPMorgan Chase Bank, N.A., Bank of America N.A., Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Wells Fargo Bank, National Association, and The Ohio Valley Bank Company, as lenders.	Incorporated herein by reference to Exhibit 4.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 22, 2011 (File No. 0-1667)

Exhibit Number	Description	Location

4.9	Continuing Agreement of Guaranty and Suretyship by Bob Evans Farms, Inc., a Delaware corporation and Mimi’s Café LLC, a Delaware limited liability company, as the guarantors	Incorporated herein by reference to Exhibit 4.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 22, 2011 (File No. 0-1667)

Amended and Restated Employment Agreement

*10.1	Second Amended and Restated Employment Agreement, dated December 29, 2010, by and between Bob Evans Farms, Inc. and Steven A. Davis	Incorporated herein by reference to Exhibit 10.11 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 2011 (File No. 0-1667)

Bob Evans Farms, Inc. CEO Long-Term Performance-Based Incentive Award Program

*10.2	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan CEO Long-Term Performance-Based Incentive Award Program (Terms and Conditions for the Five-Year Performance Period from Fiscal Year 2010 through Fiscal Year 2014)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 2009 (File No. 0-1667)

*10.3	Form of Bob Evans Farms, Inc. CEO Long-Term Performance-Based Incentive Award Program Performance Share Award Agreement	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 2009 (File No. 0-1667)

Change in Control and Severance Plan

*10.4	Bob Evans Farms, Inc. Change in Control and Severance Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed November 23, 2010 (File No. 0-1667)

Executive Deferral Program

*10.5	Bob Evans Farms, Inc. and Affiliates Fourth Amended and Restated Executive Deferral Program	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 2, 2010 (File No. 0-1667)

Third Amended and Restated Supplemental Executive Retirement Plan

*10.6	Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)

*10.7	First Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended July 24, 2009 (File No. 0-1667)

*10.8	Second Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan (effective as of August 24, 2010)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended July 30, 2010 (File No. 0-1667)

Director Medical Reimbursement Program

*10.9	Bob Evans Farms, Inc. Director Medical Reimbursement Program effective as of January 1, 2008	Incorporated herein by reference to Exhibit 10.15 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009 (File No. 0-1667)

Executive Compensation Recoupment Policy

*10.10	Bob Evans Farms, Inc. Executive Compensation Recoupment Policy Adopted February 17, 2009	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated June 12, 2009 (File No. 0-1667)

Exhibit Number	Description	Location

*10.11	Form of Executive Recoupment Policy Acknowledgement and Agreement	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K dated June 12, 2009 (File No. 0-1667)

2010 Director Deferral Program

*10.12	Bob Evans Farms, Inc. 2010 Director Deferral Program effective May 26, 2010	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 2, 2010 (File No. 0-1667)
1992 Nonqualified Stock Option Plan

*10.13	Bob Evans Farms, Inc. 1992 Nonqualified Stock Option Plan (effective for options granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(j) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 1992 (File No. 0-1667)

*10.14	Bob Evans Farms, Inc. First Amended and Restated 1992 Nonqualified Stock Option Plan (effective for options granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(o) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)

*10.15	Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan (effective as of November 14, 2007)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)

*10.16	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.11 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 4, 2009 (File No. 0-1667)

1993 Long Term Incentive Plan for Managers

*10.17	Bob Evans Farms, Inc. 1993 Long Term Incentive Plan for Managers	Incorporated herein by reference to Exhibit 10.27 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 2011 (File No. 0-1667)

*10.18	Cash Award Notice and Agreement — Performance Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

*10.19	Restricted Stock Award Notice and Agreement — First Amended and Restated 1993 Long Term Incentive Plan for Managers (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

*10.20	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 1 participants who are not eligible to retire)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)

*10.21	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 1 participants who are eligible to retire)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)

*10.22	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 2 participants who are not eligible to retire)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)

*10.23	Bob Evans Farms, Inc. Performance Incentive Plan Notice of Eligibility and Participation Agreement (for Tier 2 participants who are eligible to retire)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 15, 2007 (File No. 0-1667)

Exhibit Number	Description	Location

1994 Long Term Incentive Plan

*10.24	Bob Evans Farms, Inc. 1994 Long Term Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(n) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 1994 (File No. 0-1667)

*10.25	Bob Evans Farms, Inc. First Amended and Restated 1994 Long Term Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(q) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)

1998 Stock Option and Incentive Plan

*10.26	Bob Evans Farms, Inc. 1998 Stock Option and Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 4(f) to Bob Evans Farms, Inc.’s Registration Statement on Form S-8 filed March 22, 1999 (Registration No. 333-74829)

*10.27	Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(s) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)

*10.28	Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)

*10.29	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.12 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009 (File No. 0-1667)

*10.30	Form of Incentive Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.23 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)

*10.31	Form of Nonqualified Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.24 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)

*10.32	Form of Restricted Stock Award Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.25 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)

*10.33	Nonqualified Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

*10.34	Incentive Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

*10.35	Restricted Stock Award Notice and Agreement (Director) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

Exhibit Number	Description	Location

*10.36	Restricted Stock Award Notice and Agreement (Employee) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

2006 Equity and Cash Incentive Plan

*10.37	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 14, 2006 (File No. 0-1667)

*10.38	Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)

*10.39	First Amendment to the Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.13 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009 (File No. 0-1667)

*10.40	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Incentive Stock Option Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)

*10.41	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Nonqualified Stock Option Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)

*10.42	Form of Bob Evans Farms, Inc. 2006 Annual Bonus Award Agreement (For Employees)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)

*10.43	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)

*10.44	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)

*10.45	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees — General)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)

*10.46	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)

*10.47	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)

*10.48	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Cash Based Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K/A dated June 15, 2007 (File No. 0-1667)

Exhibit Number	Description	Location

2010 Equity and Cash Incentive Plan

*10.50	Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Form S-8 Registration Statement filed September 13, 2010 (333-169350) (File No. 0-1667)

*10.51	Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Other Stock-Based (Whole Share) Award Agreement (For Directors)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Form S-8 Registration Statement filed September 13, 2010 (333-169350) (File No. 0-1667)

*10.52	Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Directors)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Form S-8 Registration Statement filed September 13, 2010 (333-169350) (File No. 0-1667)

*10.53	Form of Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan Restricted Stock and Restricted Stock Unit Award Agreement (For Employees)	Incorporated herein by reference to Exhibit 10.70 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 2011 (File No. 0-1667)

21	Subsidiaries of Bob Evans Farms, Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation	**

Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase	**

Document

101.PRE	XBRL Taxonomy Presentation Linkbase	**

Document

101.DEF	XBRL Taxonomy Extension Definition	**

Linkbase Document

*	Denotes management contract or compensatory plan or agreement.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be furnished and not filed herewith.