Form 10-Q
period 2012-07-27
BOB EVANS FARMS INC
filed 2012-08-29
CIK 33769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 24, 2012, the registrant had 28,077,598 common shares outstanding.

BOB EVANS FARMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	Dollars in thousands
	Unaudited
	July 27, 2012	April 27, 2012
Assets
Current Assets
Cash and equivalents	$1,126	$35,946
Accounts receivable	33,302	29,850
Inventories	21,464	23,388
Deferred income taxes	11,738	11,738
Prepaid expenses	4,189	2,725

Total Current Assets	71,819	103,647
Property, Plant and Equipment	1,710,894	1,706,466
Less accumulated depreciation	833,936	823,171

Net Property, Plant and Equipment	876,958	883,295
Other Assets
Deposits and other	9,152	9,259
Long-term investments	27,418	28,132
Goodwill	1,567	1,567
Other intangible assets	39,672	39,877

Total Other Assets	77,809	78,835

	$1,026,586	$1,065,777

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit	$28,844	$—
Current maturities of long-term debt	48,571	38,571
Accounts payable	19,459	26,085
Federal and state income taxes	8,481	12,469
Accrued non-income taxes	23,936	21,251
Accrued wages and related liabilities	24,589	33,505
Self-insurance	26,440	26,079
Deferred revenue	14,224	15,476
Other accrued expenses	25,308	21,453

Total Current Liabilities	219,852	194,889
Long-Term Liabilities
Deferred compensation	30,590	30,688
Federal and state income taxes	11,498	9,633
Deferred income taxes	51,739	51,739
Deferred rent and other	25,373	25,097
Long-term debt	48,574	97,145

Total Long-Term Liabilities	167,774	214,302
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at July 27, 2012, and April 27, 2012	426	426
Capital in excess of par value	203,843	202,365
Retained earnings	871,085	863,149
Treasury stock, 14,565,330 shares at July 27, 2012, and 14,027,663 shares at April 27, 2012, at cost	(436,394)	(409,354)

Total Stockholders’ Equity	638,960	656,586

	$1,026,586	$1,065,777

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended
	July 27, 2012	July 29, 2011
Net Sales	$409,715	$405,361
Cost of sales	120,784	121,087
Operating wage and fringe benefit expenses	132,713	133,423
Other operating expenses	71,507	67,251
Selling, general and administrative expenses	38,436	35,726
Depreciation and amortization expense	21,011	20,379

Operating Income	25,264	27,495
Net interest expense	2,056	2,111

Income Before Income Taxes	23,208	25,384
Provision for income taxes	8,200	7,572

Net Income	$15,008	$17,812

Earnings Per Share—Basic	$0.53	$0.59

Earnings Per Share – Diluted	$0.53	$0.59

Cash Dividends Paid Per Share	$0.25	$0.20

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	(Dollars in thousands)
	Three Months Ended
	July 27, 2012	July 29, 2011
Operating activities:
Net income	$15,008	$17,812

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,011	20,379
Loss (gain) on disposal/impairment of assets	157	(3)
Loss (gain) on long-term investments	714	(19)
Deferred compensation	(98)	945
Compensation expense attributable to stock plans	1,499	1,366
Deferred rent	(125)	(8)
Changes in current assets and current liabilities:
Accounts receivable	(3,452)	4,220
Inventories	1,924	887
Prepaid expenses	(1,464)	(2,455)
Accounts payable	(6,626)	(1,098)
Federal and state income taxes	(2,123)	(5,861)
Accrued wages and related liabilities	(8,916)	(6,715)
Self-insurance	361	1,030
Accrued non-income taxes	2,685	(1,447)
Deferred revenue	(1,252)	(2,103)
Other accrued expenses	3,154	(732)

Net cash provided by operating activities	22,457	26,198

Investing activities:
Purchase of property, plant and equipment	(19,894)	(10,090)
Proceeds from sale of property, plant and equipment	6,370	1,131
Purchase of long-term investments	—	(286)
Deposits and other	107	1,494

Net cash used in investing activities	(13,417)	(7,751)

Financing activities:
Cash dividends paid	(7,072)	(6,046)
Proceeds from lines of credit	28,844	—
Principal payments on long-term debt	(38,571)	(13,571)
Purchase of treasury stock	(28,010)	(1,656)
Proceeds from issuance of stock awards and treasury stock	2,569	5,768
Cash paid for shares net settled	(1,751)	(1,139)
Excess tax benefits from stock-based compensation	131	404

Net cash used in financing activities	(43,860)	(16,240)

(Decrease) increase in cash and equivalents	(34,820)	2,207
Cash and equivalents at the beginning of the period	35,946	57,730

Cash and equivalents at the end of the period	$1,126	$59,937

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

Unaudited Consolidated Financial Statements: The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. Except as described in this Form 10-Q, no significant changes have occurred in the financial disclosures made in our Form 10-K for the fiscal year ended April 27, 2012 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements). Throughout the Unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements, dollars are in thousands, except per share amounts.

Property, Plant and Equipment: We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair value of the assets. The estimated fair value is determined based on independent appraisals, which we deem to be Level 3 inputs under the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We did not record any impairment charges in the first quarter of fiscal 2013 or in the corresponding period last year.

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

Stock-Based Compensation: We account for stock-based compensation in accordance with the Compensation-Stock Compensation Topic of the FASB ASC. Accordingly, stock-based compensation awards are measured on the fair value of the award on the grant date and are recognized over the vesting period of the award on a straight-line basis. Awards to retirement eligible employees are recognized over the vesting period of the award on a straight-line basis under the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (“2010 Plan”).

Industry Segments: We have three reportable segments: Bob Evans Restaurants, Mimi’s Café and BEF Foods. See Note 4 for detailed segment information.

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

Financial Instruments: The fair value of our financial instruments (other than long-term debt) approximated their carrying value at July 27, 2012. We estimated the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes. See Note 8.

Commitments and Contingencies: We rent certain restaurant facilities under operating leases having initial terms that primarily expire approximately 20 years from inception. The leases typically contain renewal clauses of five to 30 years exercisable at our option. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Most of the leases also contain either fixed or inflation-adjusted escalation clauses.

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

2. Earnings Per Share

The denominator in the earnings per share calculation, as described more fully in Note 1, was based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended
	July 27, 2012	July 29, 2011
Basic	28,215	30,318
Effect of dilutive stock options	147	119

Diluted	28,362	30,437

3. Stock-Based Compensation

Stock-based compensation expense, of $1,499 and $1,366 for the first quarters of fiscal 2013 and 2012, respectively, is included in the Consolidated Statements of Income.

4. Industry Segments

Information on our operating segments is summarized as follows:

	(in thousands)
	Three Months Ended
	July 27, 2012	July 29, 2011
Net sales
Bob Evans Restaurants	$247,966	$243,786
Mimi's Café	86,274	89,367
BEF Foods	82,672	75,426

	416,912	408,579
Intersegment net sales of food products	(7,197)	(3,218)

Total	$409,715	$405,361

Operating income (loss)
Bob Evans Restaurants	$18,030	$22,945
Mimi's Café	(849)	(1,093)
BEF Foods	8,083	5,643

Total	$25,264	$27,495

5. Taxes

The combined federal and state income tax rates were 35.3% in the first quarter of fiscal 2013 versus 29.8% in the corresponding period a year ago. The lower tax rate for the first quarter of fiscal 2012 resulted from additional federal jobs tax credits and a favorable state tax settlement.

Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year and includes the impact of discrete items for the quarter. We expect the annual effective tax rate for fiscal 2013 to be in a range of 33.5% to 34.5%.

6. Revolving Credit Facility

In the third quarter of fiscal 2012, we obtained a $300,000 revolving credit facility, of which $12,849 is reserved for certain stand-by letters of credit. The credit facility is intended to provide us with liquidity options and to support our primary growth and return initiatives. The credit facility extends over a period of five years and requires us to pay interest on outstanding borrowings at a rate based on London Interbank Offered Rate (“ LIBOR”) or the Base Rate plus a margin based on our leverage ratio, ranging from 0.75% to 2.00% per annum for LIBOR, and ranging from 0.00% to 1.00% per annum for the Base Rate. The Base Rate is the highest of (i) the Administrative Agent’s prime rate (ii) the Federal Funds open rate plus 0.50% or (iii) the Daily LIBOR Rate plus 1.00%. We are also required to pay a commitment fee of 0.150% per annum to 0.275% per annum, based on our leverage ratio, on the average unused portion of the total lender commitments then in effect. We incurred financing costs of $1,000, which are being amortized over five years.

As of July 27, 2012, we had $28,844 outstanding on the revolving credit facility. The funds were borrowed to pay down the current portion of our private placement debt. Our interest expense on variable rate debt may increase in future periods as the revolving credit facility funding source is utilized.

7. Restructuring and Severance Charges

We recorded pretax restructuring and severance charges totaling $1,544 (reflected in other operating expenses and selling, general and administrative expenses (“S,G&A”) in the first quarter of fiscal 2013 related to reorganizations and closures of production facilities in Bob Evans Restaurants and BEF Foods.

In Bob Evans Restaurants, we expensed and paid $784 of restructuring and severance costs related to organizational realignments in the first quarter of fiscal 2013.

Mimi’s Café did not record any restructuring and severance charges in the first quarter of fiscal 2013.

In BEF Foods, we recorded $760 of restructuring and severance costs in the first quarter of fiscal 2013. We recorded $436 related to our plans to close our precooked operations in Bidwell, Ohio, and Springfield, Ohio, in the summer of 2013. The decision to close the food production facilities was due to excess capacity, record sow costs and high production costs. These production facilities will be consolidated at our food production facility in Sulphur Springs, Texas. We recorded an additional $324 related to other restructuring activities. As of July 27, 2012, $95 in severance was paid by BEF Foods.

We did not record any restructuring or severance charges in the first quarter of fiscal 2012.

8. Financial Instruments

At July 27, 2012, the estimated fair value of our total debt approximated $102,228 compared to a carrying amount of $97,145.

Financial assets and liabilities, held under certain deferred compensation arrangements, are measured at fair value on a recurring basis, using quoted prices in active markets, defined as level 1. The fair value measurements are considered a level 1 measurement.

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis.

9. Commitments and Contingencies

As of July 27, 2012, future minimum rental payments on operating leases were $306,334. Leases are described more fully in Note 1.

We are subject to various claims and contingencies related to lawsuits and other matters arising out of the normal course of business. We are of the opinion that there are no matters pending or threatened that are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.

10. Supplemental Cash Flow Information

Cash paid for income taxes and interest for the first quarter of fiscal 2013 and 2012 is summarized as follows:

	(in thousands)
	Three Months Ended
	July 27, 2012	July 29, 2011
Income taxes paid, net	$10,364	$13,033

Interest paid	$2,119	$2,168

11. Subsequent Events

On August 14, 2012, we announced that BEF Foods, Inc., a subsidiary, acquired from Kettle Creations, LLC, the Kettle Creations® brand and a 100,000 square-foot, state-of-the-art food production facility located in Lima, Ohio, that produces mashed potatoes, macaroni and cheese, and other side dishes. The purchase price for the brand and facilities was approximately $50,000 in cash. The production facility will become a part of the BEF Foods segment.

On August 14, 2012, we announced that the Board of Directors approved an increase of the quarterly cash dividend to $0.275 per share from $0.25 per share. The quarterly dividend will be paid on September 17, 2012, to shareholders of record at the close of business on September 4, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General Overview

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “Company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. The following terms used herein are registered trademarks or service marks of Bob Evans: Bob Evans®, Bob Evans Restaurants®, Bob Evans Special Touch®, Best Brand BuildersSM, Farm Fresh®, Kettle Creations®, Mimi’s®, Mimi’s Café®, Owens® and Taste of the Farm®. We may use other trademarks or service marks in this document.

As of July 27, 2012, we owned and operated 710 full-service restaurants, including 565 Bob Evans Restaurants in 19 states and 145 Mimi’s Cafés (“Mimi’s”) in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s are primarily located in California and other western states. Revenue in the Bob Evans Restaurants and Mimi’s segments is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption.

We also produce and distribute pork sausage products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. We also manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and Mimi’s and other restaurants and food sellers. Revenue in the BEF Foods segment is generally recognized when products are received by our customers. All revenue is presented net of sales tax collections.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This MD&A and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this MD&A that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended April 27, 2012, under the heading “Item 1A. Risk Factors.” We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made. Any further disclosures we make in our filings with the SEC should also be consulted.

The following table reflects data for our first fiscal quarter ended July 27, 2012, compared to the prior year’s first fiscal quarter ended July 29, 2011. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our three segments – Bob Evans Restaurants, Mimi’s Café and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated Results		Bob Evans Restaurants		Mimi's Café		BEF Foods
(dollars in thousands)	Q1 2013	Q1 2012	Q1 2013	Q1 2012	Q1 2013	Q1 2012	Q1 2013	Q1 2012
Net sales	$409,715	$405,361	$247,966	$243,786	$86,274	$89,367	$75,475	$72,208
Operating income (loss)	$25,264	$27,495	$18,030	$22,945	$(849)	$(1,093)	$8,083	$5,643

Cost of sales	29.5%	29.9%	24.0%	23.7%	26.7%	26.8%	50.7%	54.4%
Operating wages	32.4%	32.9%	37.7%	38.2%	37.2%	37.0%	9.6%	10.0%
Other operating	17.5%	16.6%	18.4%	17.3%	23.0%	22.9%	7.8%	6.3%
S,G&A	9.4%	8.8%	7.4%	6.3%	7.4%	7.9%	18.0%	18.6%
Depr. & amort.	5.1%	5.0%	5.2%	5.1%	6.7%	6.6%	3.1%	2.9%

Operating income	6.2%	6.8%	7.3%	9.4%	-1.0%	-1.2%	10.7%	7.8%

Restaurant Industry Overview

The ongoing industry-wide factors most relevant to our restaurants include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, same-store sales, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather.

Bob Evans Restaurants Segment Overview

For the first quarter of fiscal 2013, the factors that had the greatest positive impact on Bob Evans Restaurants’ performance were pricing, improvement in same-store sales trends and the effect of new restaurant openings, which were more than offset by increased investment in marketing and new restaurant opening expenses.

In the first quarter of fiscal 2013, same-store sales increased 1.0% at Bob Evans Restaurants compared to the corresponding period last year. Our Farm Fresh Refresh remodeling initiative has contributed to the improvement in same-store sales by adding approximately a 5.0% lift in sales over the non-refreshed units, along with our strengthened advertising campaign that focuses on our strong dine-in and off-premise value platforms.

Bob Evans Restaurants’ operating income was $18.0 million in the first quarter of fiscal 2013 compared to $22.9 million in the corresponding period last year, a decrease of $4.9 million or 21.4%. The decrease in operating income is a result of $1.8 million and $0.7 million in additional marketing and preopening expenses, respectively, as a result of new restaurant development and our Farm Fresh Refresh remodeling initiative and $0.8 million of restructuring and severance costs. In addition, the decrease in Bob Evans Restaurants’ operating income is due to increased spending on 401k expenses, long-term incentives and filling positions that were open in the prior year.

At Bob Evans Restaurants, value messaging, menu innovation, off-premise sales layers and new restaurant development are driving growth, along with the lift provided by the Farm Fresh Refresh remodeling initiative. In the first quarter of fiscal 2013, we completed 36 Farm Fresh Refresh remodels at Bob Evans Restaurants. The Farm Fresh Refresh remodeling initiative has shown improved sales and operating income in comparison to the remainder of the units. We continue to evaluate markets for Farm Fresh Refresh remodels to maximize our returns on invested capital and are exploring opportunities to expand our original plans beyond completing 150 remodels in fiscal 2013. The improvement in sales is also a result of adding new sales layers, such as bakeries and off-premise sales, and retraining restaurant team members within these restaurants to operate the units more efficiently.

Mimi’s Café Segment Overview

For the first quarter of fiscal 2013, the factors that had the greatest positive impact on Mimi’s performance were menu value initiatives and improvements in cost of sales and selling, general and administrative (“SG&A”) costs, which were offset by declines in same-store sales.

Although Mimi’s same-store sales remained negative, we are encouraged by the sequential moderation in same-store sales during the first quarter of fiscal 2013, and are focused on accelerating the number of restaurants with positive top-line growth through improved operations execution and continued optimization of our menu and promotional strategy.

Mimi’s operating loss was $0.8 million in the first quarter of fiscal 2013 compared to the corresponding period last year, an improvement of $0.2 million or 22.3%. Mimi’s operating margin improvement is primarily the result of a reduction in SG&A expenses from ongoing cost reduction initiatives.

At Mimi’s, our priority is to continue to drive sales growth through ensuring guests have positive dining experiences, as well as continuing to drive off-premise sales and bar sales.

BEF Foods Segment Overview

The ongoing industry-wide factors most relevant to our BEF Foods segment include: sow availability and costs, other commodity costs, transportation and energy costs, competition, governmental regulations, food safety, the economy and consumer acceptance.

In the first quarter of fiscal 2013, net sales increased $3.3 million. The increase in net sales is due to the increase in total pounds sold of 7.2%, compared to the corresponding period last year.

Operating income in the BEF Foods segment was $8.1 million, an increase of $2.4 million in the first quarter of fiscal 2013, compared to the corresponding period last year. The factors that had the greatest positive impact on BEF Foods segment’s profitability were increases in total pounds sold of 7.2%, compared to the corresponding period last year, and a decrease in sow costs of 5.0% and other purchased product costs, partially offset by $0.8 million in restructuring and severance costs included in S,G&A and other operating expenses. Sow costs represent a significant part of BEF Foods segment’s cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. Average sow costs decreased to $54.19 per hundredweight in the first quarter of fiscal 2013, or 5.0%, from $57.06 per hundredweight in the corresponding period last year.

We are focused on delivering top-line growth in the BEF Foods segment. We expect to attain this goal through expanded distribution of side dishes, frozen and sausage product lines, increasing volume of foodservice sales, which includes insourced products to Bob Evans Restaurants and Mimi’s Café and in-organic opportunities. We gained approximately 200 additional distribution locations for existing food products items during the first quarter of fiscal 2013. We recently announced our August 14, 2012 acquisition of the Kettle Creations brand and a 100,000 square foot production facility that manufactures potato, macaroni and cheese and other side dishes. The acquisition of the Kettle Creations brand and food production facility enables us to expand our rapidly growing side dish category.

Sales

Consolidated net sales increased 1.1% to $409.7 million in the first quarter of fiscal 2013, compared to $405.4 million in the corresponding period last year. The net sales increase was comprised of increases of $4.2 million and $3.3 million in Bob Evans Restaurants and BEF Foods segments’ net sales, respectively, partially offset by a net sales decrease of $3.1 million in Mimi’s Café.

Bob Evans Restaurants reported net sales of $248.0 million, a 1.7% increase, in the first quarter of fiscal 2013 compared to the $243.8 million in the corresponding period last year. The sales increase in the first quarter was primarily due to positive same-store sales and the effect of new restaurant openings, partially offset by temporary closures at Bob Evans Restaurants for the Farm Fresh Refresh initiative.

Bob Evans Restaurants experienced a same-store sales increase of 1.0% in the first quarter of fiscal 2013, which included an average menu price increase of 1.6%, compared to a same-store sales decrease of 1.8% and a menu price increase of 1.3% in the corresponding period last year. The increase in net sales is attributable to the sales lift provided by restaurants that were remodeled as part of our Farm Fresh Refresh initiative, which is designed to drive dine-in sales and expand high growth layers, such as bakery and off-premise sales. Our broad value platform that extends across breakfast, lunch and dinner day parts also contributed to positive same-store sales at Bob Evans Restaurants.

Mimi’s Café reported net sales of $86.3 million, a 3.5% decrease, in the first quarter of fiscal 2013, compared to a $89.4 million in the corresponding period last year. The sales decrease in the first quarter was primarily due to negative same-store sales.

Mimi’s Café experienced a same-store sales decrease of 3.3% in the first quarter of fiscal 2013, which included no increase in average menu price, compared to a same-store sales decrease of 4.8% and a menu price increase of 4.2% in the corresponding period last year. We have seen improvement in Mimi’s same-store sales trends in the first quarter of fiscal 2013 compared to the corresponding period last year. We are in the design phase of modeling a remodel prototype, based off of Bob Evans Restaurants’ successful model, which will include an expanded bakery and a carryout section that will allow guests to select pre-made options for lunch or dinner. The remodel initiative at Mimi’s Café is limited to three locations in fiscal 2013. Mimi’s Café also incorporated Bob Evans Restaurants’ successful $9.99 3-course dinner value offering to their menu offerings. Mimi’s Café offers guests extra dining options, to the $9.99 3-course dinners for an additional $2 to further grow sales.

Same-store sales computations for a given year are based on net sales of restaurants that are open for at least 18-months prior to the start of that year. Net sales of restaurants to be rebuilt are excluded from the computation in the period when construction commences on the replacement building. Net sales of closed restaurants are excluded from the computation in the period of closure. Stores are not excluded if they are closed for our ongoing Bob Evans Farm Fresh Refresh initiatives. The adverse effect of increased closed restaurant days relative to last year for the Farm Fresh Refresh remodeling initiative on same-store sales was approximately 0.5% or $1.2 million.

The following chart summarizes the restaurant openings and closings during the last five quarters for Bob Evans Restaurants and Mimi’s Café:

Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2013
1st quarter	565	2	2	565
Fiscal 2012
1st quarter	563	—	—	563
2nd quarter	563	2	1	564
3rd quarter	564	—	—	564
4th quarter	564	2	1	565

Mimi’s:

	Beginning	Opened	Closed	Ending
Fiscal 2013
1st quarter	145	—	—	145
Fiscal 2012
1st quarter	145	—	—	145
2nd quarter	145	—	—	145
3rd quarter	145	—	—	145
4th quarter	145	—	—	145

In the first quarter of fiscal 2013, we opened two new Bob Evans Restaurants, remodeled 36 existing locations and closed two underperforming Bob Evans Restaurants. We expect to open up to ten new Bob Evans Restaurants and remodel at least 150 existing locations in fiscal 2013. We continue to evaluate markets for Farm Fresh Refresh remodels to maximize our returns on invested capital and are exploring opportunities to expand our original plans beyond 150 remodels completed in fiscal 2013. We do not plan to rebuild any existing Bob Evans Restaurants in fiscal 2013.

We did not open, remodel or close any Mimi’s Café restaurants in the first quarter of fiscal 2013. We do not plan to open any new, or rebuild any existing, Mimi’s Café in fiscal 2013. We plan to remodel three Mimi’s Cafés in fiscal 2013.

BEF Foods experienced a sales increase of $3.3 million, or 4.5%, in the first quarter of fiscal 2013, compared to the corresponding period last year. The increase in net sales in the first quarter fiscal 2013 is a result of an increase in total pounds sold. Total pounds sold increased 7.2% in the first quarter of fiscal 2013. The increase in net sales also benefited from a reduction in promotional expenses of $0.4 million. Promotional expenses are included as a reduction to net sales.

We intend to grow BEF Foods, both organically through new product introductions and by expanding our retail distribution, as well as with acquisition opportunities that play to our strength in sausage and sides. As mentioned in the BEF Foods Segment Overview above, our August 14, 2012 acquisition of Kettle Creations brand and production facility positions BEF Foods to continue to successfully grow our sides category by accelerating product innovation. Our foodservice business is growing rapidly through a diverse base of customers, such as quick service and casual dining restaurants, convenience stores, and consumer packaged goods manufacturers.

Cost of Sales

Consolidated cost of sales (cost of materials) was 29.5% of net sales in the first quarter of fiscal 2013, compared to 29.9% of net sales in the corresponding period last year.

Bob Evans Restaurants’ cost of sales (predominantly food costs) was 24.0% of net sales in the first quarter of fiscal 2013, compared to 23.7% of net sales in the corresponding period last year. The increase in the cost of sales ratio was due to unfavorable menu mix shifts and commodity cost increases.

Mimi’s Café cost of sales (predominantly food costs) was 26.7% of net sales in the first quarter of fiscal 2013, compared to 26.8% of net sales in the corresponding period last year. The decrease in cost of sales ratio was due to ongoing efficiency initiatives including the actual versus theoretical food cost program and favorable sales mix shift, which was partially offset by commodity increases.

BEF Foods’ cost of sales ratio was 50.7% of net sales in the first quarter of 2013, compared to 54.4% in the corresponding period last year. The decrease in BEF Foods’ cost of sales ratio in the first quarter was due to reductions of $1.0 million and $0.6 million related to favorable sourcing and product mix shifts related to side dishes and other convenience products and a decline in sow costs, respectively. Sow costs averaged $54.19 per hundredweight, compared to $57.06 per hundredweight in the corresponding period last year. We believe drought conditions are having a positive impact on sow prices, as pork producers are beginning to liquidate the supply. We will monitor the sow supply and costs closely, as the volatility greatly impacts BEF Foods’ profitability. We estimate that a $1.00 change in average cost per hundredweight of sows affects BEF Foods annual cost of sales by approximately $1 million.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) were 32.4% of net sales in the first quarter of fiscal 2013, compared to 32.9% in the corresponding period last year.

Bob Evans Restaurants’ operating wages were 37.7% of net sales in the first quarter of fiscal 2013, compared to 38.2% of net sales in the corresponding period last year. The operating wage ratio in the first quarter decreased due to sales leverage from improvement in same-store sales and continued refinements to our labor scheduling practices.

Mimi’s Café’s operating wages were 37.2% of net sales in the first quarter of fiscal 2013, compared to 37.0% of net sales in the corresponding period last year. The operating wage ratio in the first quarter increased primarily as a result of negative leverage due to declines in same-store sales.

In BEF Foods, operating wages were 9.6% of net sales in the first quarter of fiscal 2013, compared to 10.0% of net sales in the corresponding period last year. The decrease in the operating wage ratio was due to sales leverage from increases in total pounds sold and from the sale of our distribution facility during the second quarter of fiscal 2012. These expenses associated with the distribution facility are now classified as other operating expenses.

Other Operating Expenses

Consolidated other operating expenses were 17.5% of net sales in the first quarter of fiscal 2013 and 16.6% of net sales in the corresponding period last year. The most significant components of other operating expenses were utilities, restaurant advertising, rent, restaurant supplies, non-income based taxes, repair and maintenance and credit/debit card processing fees.

Bob Evans Restaurants’ other operating expenses were 18.4% of net sales in the first quarter of fiscal 2013 and 17.3% of net sales in the corresponding period last year. The other operating expenses ratio increased as a result of $1.8 million and $0.7 million in additional marketing and preopening expenses, respectively, as a result of new restaurant development and our Farm Fresh Refresh remodeling initiative.

Mimi’s Café’s other operating expenses were 23.0% of net sales in the first quarter of fiscal 2013 and 22.9% of net sales in the corresponding period last year. The other operating expenses ratio was relatively flat as a result of deleveraging due to same-store sales declines.

BEF Foods’ other operating expenses ratio was 7.8% of net sales in the first quarter of fiscal 2013, compared to 6.3% of net sales in the corresponding period last year. The increase in the other operating expenses ratio was primarily due to increases in fees associated with the third-party distribution agreement related to the sale of our distribution center in the second quarter of fiscal 2012, partially offset by our lean manufacturing productivity initiatives. The fees associated with the third-party distribution agreement are now classified as operating expenses, as noted in Operating Wage and Fringe Benefit Expenses above. We also recorded severance of $0.4 million in the first quarter of fiscal 2013.

Selling, General and Administrative Expenses

Consolidated S,G&A expenses were 9.4% of net sales in the first quarter of fiscal 2013, compared to 8.8% in the corresponding period last year. The most significant components of consolidated S,G&A expenses are non-restaurant wages and fringe benefits, BEF Foods’ advertising expense, transportation costs and restructuring and severance costs.

Bob Evans Restaurants’ S,G&A expenses were 7.4% of net sales in the first quarter of fiscal 2013, compared to 6.3% of net sales in the corresponding period last year. The increase in the S,G&A ratio in the first quarter of fiscal 2013 was primarily due to $0.7 million in restructuring and severance costs, as well as increased spending on 401k expenses, long-term incentives and filling positions that were open in the prior year. The first quarter of fiscal 2012 also benefited from one-time tax credits related to employee benefits and FICA.

Mimi’s Café’s S,G&A expenses were 7.4% of net sales in the first quarter of fiscal 2013, compared to 7.9% of net sales in the corresponding period last year. The decrease in the S,G&A ratio in the first quarter of fiscal 2013 was primarily due to ongoing cost reduction initiatives.

BEF Foods’ S,G&A expenses were 18.0% of net sales in the first quarter of fiscal 2013, compared to 18.6% of net sales in the corresponding period last year. The increase in the S,G&A expenses in the first quarter of fiscal 2013 was a result of $0.4 million in merger and acquisition related costs, partially offset by $0.3 million in timing of marketing expenses. The decrease in the SG&A ratio, as a percentage of net sales, in the first quarter of fiscal 2013 was a result of leverage gained from an increase in net sales.

Depreciation and Amortization

Consolidated depreciation and amortization (“D&A”) expenses were 5.1% of net sales in the first quarter of fiscal 2013, compared to 5.0% of net sales in the corresponding period last year.

Bob Evans Restaurants’ D&A expenses were 5.2% of net sales in the first quarter of fiscal 2013, compared to 5.1% of net sales in the corresponding period last year. The slight increase in the D&A ratio is a result of increase in depreciable assets related to Bob Evans Restaurants Farm Fresh Refresh initiative and new restaurant development. We remodeled 36 existing Bob Evan Restaurants in the first quarter of fiscal 2013 and a large portion of fiscal 2012 activity occurred in the latter half of the fiscal year.

Mimi’s Café’s D&A expenses were 6.7% of net sales in the first quarter of fiscal 2013, compared to 6.6% of net sales in the corresponding period last year. The slight increase in the D&A ratio is due to negative leverage as a result of declines in same-store sales.

BEF Foods’ D&A expenses were 3.1% of net sales in the first quarter of fiscal 2013, compared to 2.9% of net sales in the corresponding period last year. The increase in D&A ratio in the first quarter of fiscal 2013 is due to new property, plant and equipment additions.

Interest

Net interest expense for the first quarter of fiscal 2013, compared to the corresponding period last year, was as follows:

	Three Months Ended
(dollars in thousands)	July 27, 2012	July 29, 2011
Gross interest expense:
Fixed-rate debt	$1,926	$2,111
Variable-rate debt	130	—

	2,056	2,111
Gross interest income	—	—

Net interest expense	$2,056	$2,111

At July 27, 2012, $97.1 million was outstanding on our fixed-rate unsecured senior notes. At July 27, 2012, $28.8 million was outstanding on our variable-rate revolving credit facility. The decrease in interest expense was primarily the result of lower average borrowings in fiscal 2013, partially offset by costs associated with the new revolving credit facility. We reduced our total debt by $38.6 million at the end of the first quarter of fiscal 2013. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our revolving credit facility would increase our annual interest expense by approximately $0.3 million, assuming the $28.8 million outstanding at the end of the first quarter of fiscal 2013 was outstanding for the entire year.

Taxes

The combined federal and state income tax rate was 35.3% in the first quarter of fiscal 2013, versus 29.8% a year ago.

The lower tax rate in the first quarter of fiscal 2012 benefited from additional federal jobs tax credits and favorable settlements with state taxing authorities. We anticipate the annual effective tax rate for the entire year of fiscal 2013 to approximate 33.5% to 34.5%. We re-evaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.

Liquidity and Capital Resources

Cash generated from Bob Evans Restaurants, Mimi’s Café and BEF Foods segments and draws on our revolving credit facility were the main sources of funds for working capital, capital expenditures, debt repayments and share repurchases in the first quarter of fiscal 2013. Cash and equivalents totaled $1.1 million at July 27, 2012.

We completed the refinancing of a new $300.0 million revolving credit facility in the third quarter of fiscal 2012. The facility is intended to provide us with liquidity options and to support our primary growth and return initiatives. These initiatives include our Farm Fresh Refresh remodel initiative and new restaurant openings at Bob Evans Restaurants, our organic and inorganic initiatives at BEF Foods and our share repurchase program. At July 27, 2012, we had $28.8 million outstanding on our revolving credit facility. Our interest expense on variable rate debt may increase in future periods as the revolving credit facility funding source is utilized. Our revolving credit facility totals $300.0 million, of which $12.8 million is reserved for certain standby letters-of-credit. The remaining $287.2 million of our revolving credit facility is available for liquidity needs, capital expansion and repurchases of Bob Evans common stock, of which $28.8 million was drawn on as of July 27, 2012.

During the first quarter of fiscal 2013, we repurchased 713,094 shares of our outstanding common stock at a cost of $28.0 million, using cash generated from operations. In the fourth quarter of fiscal 2012, our board of directors authorized a share repurchase program of $52.0 million that expired on June 29, 2012. $22.4 million was purchased in the fourth quarter of fiscal 2012 and $28.0 million was purchased in the first quarter of fiscal 2013. In the second quarter of fiscal 2013, our board of directors authorized an increase in our quarterly cash dividend to $0.275 per share on our outstanding common stock from $0.25 per share, an increase of 10.0%. Our annual dividend rate for fiscal 2013 will be $1.10, compared to $0.95 in fiscal 2012. The increase is in recognition of our healthy balance sheet, disciplined capital allocation strategy and operating cash flow.

Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $19.9 million through three months of fiscal 2013, compared to $10.1 million in the corresponding period last year. The increase in our capital expenditures is mainly due to our Farm Fresh Refresh initiative at Bob Evans Restaurants, along with other property, plant and equipment additions. We expect to open up to 10 new Bob Evans Restaurants in fiscal 2013. Based on positive returns and sustained same-store sales of our Farm Fresh Refresh remodel initiative, we may expand our planned number of remodels beyond completing 150 remodels in fiscal 2013. In fiscal 2013, we do not plan to rebuild any Bob Evans Restaurants or Mimi’s or open any new Mimi’s. We are in the design phase of a remodel program, based on Bob Evans Restaurants’ highly successful model, which will include an expanded bakery and a carryout section that will allow guests to select premade options for lunch or dinner. We expect to remodel three Mimi’s Café in fiscal 2013. We expect capital spending to approximate between $150 and $160 million for all of fiscal 2013, compared to $88.4 million for fiscal 2012. The increase in expected capital expenditures in fiscal 2013 is due to our new restaurant openings, our Farm Fresh Refresh remodel initiative, capacity expansion for BEF Foods, development of a new corporate campus and the installation of a new Enterprise Resource Planning (“ERP”) system.

We believe that our cash flow from operations, as well as our revolving credit facility, will be sufficient to fund future capital expenditures, working capital requirements, debt repayments and share repurchases.

Business Outlook

The fiscal 2013 outlook relies on a number of assumptions as detailed in this and the following paragraphs. We expect earnings per share of approximately $2.67 to $2.73 for fiscal 2013.

We expect same-store sales at Bob Evans Restaurants to increase between 1.0% and 3.0%. We expect approximately $2.0 million higher year-over-year restaurant remodel and new restaurant preopening expenses, due to the higher number of planned remodels and new restaurants relative to fiscal 2012. We will update our expected number of remodels if we expand the Farm Fresh Refresh initiative. We recorded $0.7 million in the first quarter of fiscal 2013 and expect the remainder of preopening expenses to occur in the third and fourth quarters of fiscal 2013. Bob Evans Restaurants’ operating margins are expected to be approximately 9.2% to 9.7% for the full fiscal 2013 year. We expect continued margin pressure from high commodity costs due to drought conditions, to be partially offset by ongoing cost reduction initiatives.

We expect same-store sales at Mimi’s Cafe to range from negative 2.0% to positive 1.0%. We plan to remodel three Mimi’s Cafes in fiscal 2013 at a total cost of approximately $1.0 million. Mimi’s Cafes’ operating margins are expected to be approximately 0.5% to 1.5% for the full fiscal 2013 year. We expect continued margin pressure from high commodity costs due to drought conditions, to be partially offset by ongoing cost reduction initiatives.

In BEF Foods, we expect continued growth in pounds sold and expanded retail distribution, with overall net sales of $330.0 to $350.0 million for the full fiscal 2013 year. We anticipate sow costs to average $45 to $55 per hundredweight in fiscal 2013. We expect operating income margins in BEF Foods of approximately 9.0% to 11.0%.

We are projecting net interest expense of approximately $9.5 to $10.5 million for all of fiscal 2013.

We estimate that our effective tax rate will approximate 33.5% to 34.5% for all of fiscal 2013, which is higher than our effective tax rate for fiscal 2012, primarily as a result of favorable settlements with state taxing authorities in fiscal 2012. We project weighted-average diluted shares outstanding to be approximately 28.2 million shares for the year, down from 28.5 to 29.0 million, to account for the increased share repurchase activity. In the fourth quarter of fiscal 2012, our board of directors authorized a share repurchase program of up to $52.0 million that expired June 29, 2012. $22.4 million was purchased in the fourth quarter of fiscal 2012 and $28.0 million was purchased in the first quarter of fiscal 2013.

We expect capital expenditures to approximate $150 to $160 million in fiscal 2013, an increase in our capital spending from $88.4 million in fiscal 2012. The increase is largely due to our Farm Fresh Refresh remodel initiative we expect to complete in fiscal 2015, as mentioned in the Liquidity and Capital Resources section above. The restaurants that have undergone the Farm Fresh Refresh remodel initiative continue to perform well. Depreciation and amortization expense for fiscal 2013 should approximate $85 to $95 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

At July 27, 2012, our outstanding debt included $97.1 million of fixed-rate unsecured senior notes. We had $28.8 million outstanding on our variable-rate revolving credit facility. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt when there are outstanding balances.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our management, including Bob Evans’ principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Bob Evans’ principal executive officer and principal financial officer have concluded that:

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

ITEM 1A. RISK FACTORS.

Other than the risk factor amended and restated below, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 27, 2012.

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

In March 2010, the President signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (“Health Care Reform Acts”). On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the Health Care Reform Acts eliminating the uncertainty as to whether the reforms would continue. Although we cannot predict with certainty the financial and operational impacts the new laws will have on us, we expect that our expenses will increase over the long term, and it may result in significant modifications to our employment and hiring practices. The cost increases may be material and such modifications to our business practices may be disruptive to our operations and impact our ability to attract and retain personnel. Because of the continuing absence of implementing regulations, we currently cannot predict the timing or amount of these cost increases or modifications to our business practices.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the fourth quarter of fiscal 2012, the Board of Directors authorized a share repurchase program of up to $52.0 million to be completed during the first quarter of fiscal 2013. The program expired June 29, 2012. The program authorized Bob Evans to repurchase its outstanding common stock in the open market or through privately negotiated transactions.

The following table provides information on Bob Evans purchases of its common stock during the three months ended July 27, 2012:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
4/28/2012-5/25/2012	338,416	$39.22	338,416	$16,322,054
5/26/2012-6/22/2012	290,288	39.34	290,288	4,901,259
6/23/2012-7/27/2012	84,390	39.29	84,390	1,585,576

Total	713,094	$39.28	713,094

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS

See INDEX TO EXHIBITS on page 23.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.

By: /S/ Steven A. Davis
Steven A. Davis
Chairman and Chief Executive Officer
(Principal Executive Officer)

By: /S/ Paul F. DeSantis
Paul F. DeSantis*
Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

August 29, 2012
Date

*	Paul F. DeSantis has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated August 29, 2012

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