Form 10-Q
period 2012-10-26
BOB EVANS FARMS INC
filed 2012-11-30
CIK 33769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2012

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

As of November 15, 2012, the registrant had 28,100,044 common shares outstanding.

BOB EVANS FARMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	Dollars in thousands
	Unaudited Oct. 26, 2012	April 27, 2012
Assets

Current Assets
Cash and equivalents	$4,820	$35,946
Accounts receivable, net	40,087	29,850
Inventories	26,172	23,388
Deferred income taxes	11,738	11,738
Federal and state income taxes	10,248	—
Prepaid expenses	5,654	2,725

Total Current Assets	98,719	103,647

Property, Plant and Equipment	1,761,702	1,706,466
Less accumulated depreciation	851,950	823,171

Net Property, Plant and Equipment	909,752	883,295

Other Assets
Deposits and other	11,018	9,259
Long-term investments	28,649	28,132
Goodwill	19,809	1,567
Other intangible assets	43,543	39,877

Total Other Assets	103,019	78,835

	$1,111,490	$1,065,777

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit	$99,759	$—
Current maturities of long-term debt	48,571	38,571
Accounts payable	23,984	26,085
Federal and state income taxes	—	12,469
Accrued non-income taxes	24,281	21,251
Accrued wages and related liabilities	26,122	33,505
Self-insurance	25,383	26,079
Deferred revenue	13,435	15,476
Other accrued expenses	34,549	21,453

Total Current Liabilities	296,084	194,889

Long-Term Liabilities
Deferred compensation	31,491	30,688
Federal and state income taxes	11,649	9,633
Deferred income taxes	51,739	51,739
Deferred rent and other	26,732	25,097
Long-term debt	49,380	97,145

Total Long-Term Liabilities	170,991	214,302

Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at Oct. 26, 2012, and April 27, 2012	426	426
Capital in excess of par value	206,440	202,365
Retained earnings	873,688	863,149
Treasury stock, 14,537,773 shares at Oct. 26, 2012, and 14,027,663 shares at April 27, 2012, at cost	(436,139)	(409,354)

Total Stockholders’ Equity	644,415	656,586

	$1,111,490	$1,065,777

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	Oct. 26, 2012	Oct. 28, 2011	Oct. 26, 2012	Oct. 28, 2011
Net Sales	$410,877	$407,185	$820,592	$812,546

Cost of sales	119,292	125,842	240,076	246,929
Operating wage and fringe benefit expenses	133,606	132,424	266,319	265,847
Other operating expenses	73,711	69,185	145,218	136,436
Selling, general and administrative expenses	45,539	38,165	83,975	73,891
Depreciation and amortization expense	21,972	20,239	42,983	40,618

Operating Income	16,757	21,330	42,021	48,825

Net interest expense	1,473	1,985	3,529	4,096

Income Before Income Taxes	15,284	19,345	38,492	44,729

Provision for income taxes	4,942	6,598	13,142	14,170

Net Income	$10,342	$12,747	$25,350	$30,559

Earnings Per Share – Basic	$0.36	$0.42	$0.90	$1.01

Earnings Per Share – Diluted	$0.36	$0.42	$0.89	$1.01

Cash Dividends Paid Per Share	$0.28	$0.25	$0.53	$0.45

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	(Dollars in thousands) Six Months Ended
	Oct. 26, 2012	Oct. 28, 2011
Operating activities:
Net income	$25,350	$30,559

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,983	40,618
Loss on disposal/impairment of assets	1,099	1,185
(Gain) loss on long-term investments	(202)	2,988
Deferred compensation	803	(1,808)
Compensation expense attributable to stock plans	3,541	2,716
Deferred rent	1,286	(17)
Changes in current assets and current liabilities:
Accounts receivable	(9,355)	(2,457)
Inventories	(1,596)	(2,361)
Prepaid expenses	(2,915)	(1,807)
Accounts payable	(2,276)	3,551
Federal and state income taxes	(20,701)	(15,643)
Accrued wages and related liabilities	(7,393)	(7,229)
Self-insurance	(696)	1,144
Accrued non-income taxes	3,030	(328)
Deferred revenue	(2,041)	(3,283)
Other accrued expenses	12,184	930

Net cash provided by operating activities	43,101	48,758

Investing activities:
Purchase of property, plant and equipment	(49,175)	(28,970)
Acquisition of business	(53,208)	—
Proceeds from sale of property, plant and equipment	9,104	16,238
Purchase of long-term investments	(315)	(469)
Deposits and other	(1,759)	(5,666)

Net cash used in investing activities	(95,353)	(18,867)

Financing activities:
Cash dividends paid	(14,810)	(13,617)
Net increase in credit facility	99,759	—
Proceeds from debt	1,000	—
Principal payments on long-term debt	(38,571)	(13,571)
Purchase of treasury stock	(28,010)	(28,242)
Proceeds from issuance of stock awards and treasury stock	3,438	6,862
Cash paid for shares net settled	(1,913)	(1,225)
Excess tax benefits from stock-based compensation	233	403

Net cash provided by (used in) financing activities	21,126	(49,390)

Decrease in cash and equivalents	(31,126)	(19,499)

Cash and equivalents at the beginning of the period	35,946	57,730

Cash and equivalents at the end of the period	$4,820	$38,231

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

Property, Plant and Equipment: We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair value of the assets. The estimated fair value is determined based on independent appraisals, which we deem to be Level 3 inputs under the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820.

During the second quarter of fiscal 2013, we recorded a pretax fixed asset impairment charge in the Bob Evans Restaurants segment for $1,227 related to impairment of nonoperating restaurant property, plant and equipment. In the second quarter of fiscal 2012, we recorded a pretax fixed asset impairment charges totaling $2,806 in the Bob Evans Restaurants segment, which included $600 related to one underperforming location and $2,206 related to impairment of nonoperating restaurant property, plant and equipment. In the second quarter of fiscal 2012, we also recorded impairment charges of $87 in BEF Foods.

Earnings Per Share: Basic earnings-per-share computations are based on the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings-per-share calculations reflect the assumed exercise and conversion of employee stock options.

The numerator in calculating both basic and diluted earnings per share for each period was reported net income. The denominator was based on the weighted-average number of common shares outstanding. See Note 4.

Stock-Based Compensation: We account for stock-based compensation in accordance with the Compensation-Stock Compensation Topic of the FASB ASC 718. Accordingly, stock-based compensation awards are measured on the fair value of the award on the grant date and are recognized over the vesting period of the award on a straight-line basis.

Industry Segments: We have three reportable segments: Bob Evans Restaurants, Mimi’s Café and BEF Foods. See Note 6 for detailed segment information.

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

Financial Instruments: The fair value of our financial instruments (other than long-term debt) approximated their carrying value at October 26, 2012. We estimated the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes. See Note 10.

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

2. Acquisition

On August 14, 2012, BEF Foods, Inc., a subsidiary of the Company, acquired from Kettle Creations, LLC, the Kettle Creations® brand (“Kettle”) and a 100,000 square-foot, state-of-the-art food production facility that produces mashed potatoes, macaroni and cheese, and other side dishes. The purchase price for the brand and facilities was $53,208 in cash. The production facility is included in the BEF Foods segment. The acquisition of Kettle and the food production facility enables us to expand our rapidly growing side dish category. The preliminary purchase price allocation of goodwill and other intangibles of $18,242 and $4,132, respectively, from the acquisition were attributed largely to the planned extension of existing manufacturing capabilities at Kettle beyond its strength in potato products, to other side dishes. We expect to shorten the product innovation and development pipeline by our acquisition of Kettle. The side dish category is a high net sales growth opportunity for BEF Foods. Goodwill will be deductible for income tax purposes. Of the $4,132 of acquired intangible assets, $3,027 was provisionally assigned to registered trade names and workforce that are not subject to amortization and $1,105 was provisionally assigned to definite-lived noncompetition agreements

The Company recognized $910 and $1,327 of acquisition-related expenses as of the three months ended and six months ended October 26, 2012, respectively. These costs are included in S,G&A in the consolidated statement of income. In addition to acquisition costs, a total retention incentive of $5,243 was established to incent Kettle employees to meet service requirements during the acquisition period and for three consecutive periods thereafter. At August 14, 2012, $1,499 was the first retention incentive payment made to Kettle employees who met the acquisition service requirement, with $3,744 payable remaining to Kettle employees who meet the service requirement at the anniversary of the acquisition date for three consecutive years thereafter. As these costs are expensed over the period earned, they will be included in S,G&A in the consolidated statement of income.

The following table summarizes the consideration paid for Kettle and a 100,000 square-foot, state-of-the-art food production facility located in Lima, Ohio, and the amounts of assets and liabilities recognized at the acquisition date based on a third-party valuation. The values of assets and liabilities acquired are subject to change, pending the final valuation for these assets and based on a final working capital adjustment.

August 14, 2012
Total cash consideration transferred	$53,208

Identifiable Assets Acquired and Liabilities Assumed:
Accounts receivable	$883
Inventory	1,188
Prepaid expenses	13
Property, plant and equipment	28,953
Intangible assets	4,132

Total identifiable assets acquired	35,169

Total current liabilities	(203)

Total liabilities assumed	(203)

Net identifiable assets acquired	34,966
Goodwill	18,242

Net assets acquired	$53,208

The tables below summarize the change in goodwill and intangible assets as a result of the acquisition:

April 27, 2012, carrying amount	$1,567
Goodwill acquired	18,242

October 26, 2012, carrying amount	$19,809

	Mimi’s Café	BEF Foods	Total
April 27, 2012, net carrying amount intangible assets	$39,877	$—	$39,877
Other intangible assets acquired	—	4,132	4,132
Accumulated amortization	(410)	(56)	(466)

October 26, 2012, net carrying amount intangible assets	$39,467	$4,076	$43,543

3. Held for Sale

On November 19, 2012, the Company announced that, consistent with its commitment to enhance value for all of its shareholders, the Company is exploring a range of strategic alternatives for its Mimi’s Café business segment, including but not limited to a potential sale of the business or its assets. As a result, subsequent to the second quarter, fiscal 2013, Mimi’s Café has met all of the criteria set forth in ASC 360 to be classified as held for sale. The applicable criteria include the following: management has committed to a plan to sell the assets; the assets are available for immediate sale; an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated, the sale of the assets is probable and the transfer of the assets is expected to qualify as a complete sale within one year; the assets are being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In order to assist the Company in evaluating strategic alternatives, including discussions with third parties, the Company is utilizing Lazard, as its independent financial advisor.

The total carrying value of Mimi’s Café assets as of October 26, 2012 was $38,509.

The following table presents the financial classification of assets and liabilities of Mimi’s Café that will be reflected as held for sale in future consolidated financial statements:

	Dollars in thousands
	Unaudited Oct. 26, 2012	April 27, 2012
Assets

Current Assets
Cash and equivalents	$1,995	$3,100
Accounts receivable	2,017	2,709
Inventories	2,342	3,891
Prepaid expenses	548	385

Total Current Assets	6,902	10,085
Net property, plant and equipment	151,260	160,391
Net intercompany	(161,492)	(164,777)
Other assets	2,372	2,402
Other intangible assets, net	39,467	39,877

Total Noncurrent Assets	31,607	37,893

Total Assets	$38,509	$47,978

Current Liabilities
Accounts payable and accrued expenses	$15,544	$15,613
Deferred revenue	2,835	3,151
Other accrued expenses	4,829	3,241

Total Current Liabilities	23,208	22,005
Deferred rent and other	23,701	22,809

Total Long-Term Liabilities	23,701	22,809

Total Liabilities	$46,909	$44,814

4. Earnings Per Share

The denominator in the earnings per share calculation, as described more fully in Note 1, was based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended		Six Months Ended
	Oct. 26, 2012	Oct. 28, 2011	Oct. 26, 2012	Oct. 28, 2011
Basic	28,398	30,090	28,307	30,204
Effect of dilutive stock options	138	51	142	86

Diluted	28,536	30,141	28,449	30,290

5. Stock-Based Compensation

Stock-based compensation expense of $2,117 and $1,351 for the second quarters of fiscal 2013 and 2012, respectively, and $3,616 and $2,717 for the first six months of fiscal 2013 and 2012, respectively, is included in the Consolidated Statements of Income. The increase in stock-based compensation expense is due to higher level of achievement in performance based goals and the additional vesting of awards based upon the change in fiscal 2012, whereby at retirement, stock grants will continue to vest on their original vesting schedule. See Note 1.

6. Industry Segments

Information on our operating segments is summarized as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	Oct. 26, 2012	Oct. 28, 2011	Oct. 26, 2012	Oct. 28, 2011
Sales:
Bob Evans Restaurants	$246,302	$242,803	$494,268	$486,589
Mimi’s Café	81,322	86,070	167,596	175,437
BEF Foods	91,142	81,995	173,814	157,421

	418,766	410,868	835,678	819,447
Intersegment sales of BEF Foods	(7,889)	(3,683)	(15,086)	(6,901)

Total	$410,877	$407,185	$820,592	$812,546

Operating income (loss):
Bob Evans Restaurants	$19,781	$21,031	$37,811	$43,976
Mimi’s Café	(7,507)	(3,673)	(8,356)	(4,766)
BEF Foods	4,483	3,972	12,566	9,615

Total	$16,757	$21,330	$42,021	$48,825

7. Taxes

The combined federal and state income tax rates were 32.3% in the second quarter of fiscal 2013 versus 34.1% in the corresponding period a year ago. The lower tax rate for the second quarter of fiscal 2013 resulted from favorable tax settlements with certain taxing authorities.

Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year and includes the impact of discrete items for the quarter. We expect the annual effective tax rate for fiscal 2013 to be in a range of 33.5% to 34.5%.

8. Debt

In the third quarter of fiscal 2012, we obtained a $300,000 variable-rate revolving credit facility (“credit facility”), of which $12,849 is reserved for certain stand-by letters of credit. The credit facility is intended to provide us with liquidity options and to support our primary growth and return initiatives. The credit facility extends over a period of five years and requires us to pay interest on outstanding borrowings at a rate based on London Interbank Offered Rate (“ LIBOR”) or the Base Rate plus a margin based on our leverage ratio, ranging from 0.75% to 2.00% per annum for LIBOR, and ranging from 0.00% to 1.00% per annum for the Base Rate. The Base Rate is the highest of (i) the Administrative Agent’s prime rate (ii) the Federal Funds open rate plus 0.50% or (iii) the Daily LIBOR Rate plus 1.00%. We are also required to pay a commitment fee of 0.150% per annum to 0.275% per annum, based on our leverage ratio, on the average unused portion of the total lender commitments then in effect. Our effective interest rate for the credit facility is 1.2% for both the three and six months ended October 26, 2012. We incurred financing costs of $1,000, which are being amortized over five years.

As of October 26, 2012, we had $99,759 outstanding on the credit facility. The funds were borrowed to pay cash consideration for the Kettle acquisition, pay down the current portion of our private placement debt and to fund our Farm Fresh Refresh remodeling initiative, other capital investments, dividends and our buyback of shares. Our interest expense on variable rate debt may increase in future periods as the credit facility funding source is utilized.

On August 28, 2012 we obtained an interest-free loan of $1,000, due ten years from the date of borrowing, with no prepayment penalty. We have imputed interest based on our current borrowing rate. The loan is intended to assist with the construction costs of the new corporate building.

9. Restructuring and Severance Charges

We recorded pretax restructuring and severance charges totaling $3,817 and $5,946, for the three months and six months ended October 26, 2012 respectively (reflected in S,G&A expenses), related to organizational realignments and closures of production facilities.

As of October 26, 2012, Bob Evans Restaurants and Mimi’s Café completed an organizational realignment. Bob Evans Restaurants incurred for the three months and six months ended October 26, 2012, severance expense of $13 and $797, respectively. Mimi’s Café incurred for the three months and six months ended October 26, 2012, restructuring expense of $619 and $1,204, respectively. As of October 26, 2012, the realignment was complete and all payments had been made.

In May 2012 we announced our intention to close our food production plants in Springfield, Ohio and Bidwell, Ohio, part of BEF Foods. The decision to close the food production facilities was due to excess capacity and production costs. These production facilities will be consolidated at our food production facility in Sulphur Springs, Texas. BEF Foods incurred for the three and six months ended October 26, 2012, severance and restructuring expense of $3,185 and $3,945, respectively. As of October 26, 2012, $2,408 was paid by BEF Foods and we anticipate that we will incur an additional $6,509 in severance and restructuring costs.

As of the three months and six months ended October 28, 2011, we recorded and paid, pretax restructuring and severance charges totaling $287 (reflected in S,G&A expenses). This severance was recorded within the Mimi’s Café segment.

The components of restructuring and severance charges are summarized below by, operating segment:

	Bob Evans Restaurants	Mimi’s Café	BEF Foods	Total
Balance, April 27, 2012	$—	$—	$—	$—
Additional restructuring charges incurred	797	1,204	3,945	5,946
Amounts paid during the period	(797)	(1,204)	(2,408)	(4,409)

Balance, October 26, 2012	$—	$—	$1,537	$1,537

The restructuring and severance liability is included in other accrued expenses in the accompanying consolidated balance sheet at October 26, 2012.

10. Fair Value Measurements

At October 26, 2012, the estimated fair value of our total debt approximated $101,720 compared to a carrying amount of $97,145.

Financial assets and liabilities, held under certain deferred compensation arrangements, are measured at fair value on a recurring basis, using quoted prices in active markets, defined as level 1.

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis. During the second quarter of fiscal 2013 we recorded a pretax fixed asset impairment charge in the Bob Evans Restaurants segment for $1,227 related to impairment of nonoperating restaurant property, plant and equipment.

During the second quarter of fiscal 2013 we recorded a pretax fixed asset impairment charge in the Bob Evans Restaurants segment for $1,227 related to impairment of nonoperating restaurant property, plant and equipment.

In the second quarter of fiscal 2012, we recorded a pretax fixed asset impairment charge in the Bob Evans Restaurants segment for $600 related to one underperforming location and $2,206 related to impairment of nonoperating restaurant property, plant and equipment. In the second quarter of fiscal 2012, we also recorded impairment charges of $87 in BEF Foods.

11. Commitments and Contingencies

As of October 26, 2012, future minimum rental payments on operating leases were $301,111. Leases are described more fully in Note 1.

We are subject to various claims and contingencies related to lawsuits and other matters arising out of the normal course of business. We are of the opinion that there are no matters pending or threatened that are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.

12. Supplemental Cash Flow Information

Cash paid for income taxes and interest for the second quarter of fiscal 2013 and 2012 is summarized as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	Oct. 26, 2012	Oct. 28, 2011	Oct. 26, 2012	Oct. 28, 2011
Income taxes paid, net	$23,621	$16,381	$33,985	$29,414

Interest paid	$1,746	$1,993	$3,865	$4,161

13. Subsequent Events

The quarterly cash dividend of $0.275 will be paid on December 10, 2012, to shareholders of record at the close of business on November 26, 2012.

On November 30, 2012, the Company provided the agents for the Note Purchase Agreement, dated July 28, 2004, as amended (“2004 Notes”), and the Note Purchase Agreement, dated July 28, 2008, as amended (“2008 Notes”), with a prepayment notice. Per the terms of the 2004 Notes and the 2008 Notes (collectively, “Private Placement Notes ”), notice of prepayment is required at least 30 days, but not more than 60 days, prior to payment. The Company intends to prepay the Private Placement Notes in full as of December 31, 2012.

In making this prepayment election, the Company will prepay all amounts outstanding under the Private Placement Notes, consisting of $97,145 in current aggregate principal amount, plus Make-Whole amounts of approximately $7,000 determined in accordance with the provisions of the Private Placement Notes. The actual amount of the total payments for the Private Placement Notes and the Make-Whole amounts will be determined at the time the Private Placement Notes are repaid, which is expected to be on December 31, 2012. The principal amount of $48,574 would be classified as current debt on November 30, 2012.

Absent its earlier termination, the maturity date of the 2004 Notes and the 2008 Notes would have been July 28, 2016 and July 28, 2014, respectively.

The Company plans on utilizing cash on hand and borrowings on its credit facility to repay the Private Placement Notes.

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

As of October 26, 2012, we owned and operated 710 full-service restaurants, including 565 Bob Evans Restaurants in 19 states and 145 Mimi’s Cafés (“Mimi’s”) in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s are primarily located in California and other western states. Revenue in the Bob Evans Restaurants and Mimi’s segments is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption.

We also produce and distribute pork sausage products and a variety of complementary homestyle convenience food items under the Bob Evans and Owens brand names. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. We also manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and Mimi’s and other restaurants and food sellers. Revenue in the BEF Foods segment is recognized when products are received by our customers. All revenue is presented net of sales tax collections.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This MD&A and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this MD&A that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended April 27, 2012, under the heading “Item 1A. Risk Factors”, and as supplemented in Part II – Other Information, Item 1A. Risk Factors in our Report on Form 10-Q for the fiscal quarter ended July 27, 2012. We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made. Any further disclosures we make in our filings with the SEC should also be consulted.

The following table reflects data for our second fiscal quarter ended October 26, 2012, compared to the prior year’s second fiscal quarter ended October 28, 2011. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our three segments – Bob Evans Restaurants, Mimi’s Café and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

(dollars in thousands)	Consolidated Results		Bob Evans Restaurants		Mimi’s Café		BEF Foods
	Q2 2013	Q2 2012	Q2 2013	Q2 2012	Q2 2013	Q2 2012	Q2 2013	Q2 2012
Net sales	$410,877	$407,185	$246,302	$242,803	$81,322	$86,070	$83,253	$78,312
Operating income (loss)	$16,757	$21,330	$19,781	$21,031	$(7,507)	$(3,673)	$4,483	$3,972

Cost of sales	29.0%	30.9%	23.8%	23.4%	26.1%	26.7%	47.4%	58.8%
Operating wages	32.5%	32.5%	37.4%	37.9%	39.5%	38.6%	11.3%	9.2%
Other operating	17.9%	17.0%	18.1%	18.0%	27.5%	24.7%	8.2%	5.4%
S,G&A	11.1%	9.4%	7.4%	7.2%	9.1%	7.4%	23.9%	18.4%
Depr. & amort.	5.3%	5.0%	5.3%	4.9%	7.0%	6.8%	3.9%	3.1%

Operating income (loss)	4.1%	5.2%	8.0%	8.7%	-9.2%	-4.3%	5.4%	5.1%

Restaurant Industry Overview

The ongoing industry-wide factors most relevant to our restaurants include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, same-store sales, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather.

Bob Evans Restaurants Segment Overview

For the second quarter of fiscal 2013, the factors that had the greatest positive impact on Bob Evans Restaurants’ performance were pricing, improvement in same-store sales trends and the effect of remodels and new restaurant openings, which were more than offset by increased marketing, 401k and long-term incentives and new restaurant opening expenses.

In the second quarter of fiscal 2013, same-store sales increased 1.0% at Bob Evans Restaurants compared to the corresponding period last year. Our Farm Fresh Refresh remodeling initiative has contributed to the improvement in same-store sales over the non-refreshed units, along with our strengthened advertising campaign that focuses on our strong dine-in and off-premise value platforms. We are sustaining improvement of same-store sales in restaurants that were part of the initial Farm Fresh Refresh remodeling initiative, beyond the initial year after reopening of approximately 2% in sales lift.

Bob Evans Restaurants’ operating income was $19.8 million in the second quarter of fiscal 2013 compared to $21.0 million in the corresponding period last year, a decrease of $1.2 million or 5.9%. The decrease in operating income is a result of $0.9 million, $0.5 million and $0.3 million in additional management wages, marketing and preopening expenses, respectively, as a result of our Farm Fresh Refresh remodeling initiative. In addition, the decrease is due to increased spending on occupancy expenses and restaurant supplies.

At Bob Evans Restaurants, value messaging, menu innovation, off-premise sales layers and new restaurant development are driving profitable growth, along with the lift provided by the Farm Fresh Refresh remodeling initiative. In the second quarter of fiscal 2013, we completed 45 Farm Fresh Refresh remodels at Bob Evans Restaurants. The Farm Fresh Refresh remodeling initiative has shown improved sales and operating income in comparison to the remainder of the units of approximately 2% in sales lift. Since the success of the Farm Fresh Refresh remodeling initiative has proven to extend beyond the initial year after reopening, we have decided to remodel all Bob Evans Restaurants by the end of fiscal year 2014. As a result, we will accelerate 45 and 103 incremental refreshes in the remainder of fiscal 2013 and fiscal 2014, respectively. We will defer all remaining new builds planned for fiscal 2013 to fiscal 2014 to dedicate the necessary resources for the acceleration of the Farm Fresh Refresh remodeling initiative.

Mimi’s Café Segment Overview

For the second quarter of fiscal 2013, the factors that had the greatest positive impact on Mimi’s performance were menu value initiatives and improvements in cost of sales, which were more than offset by declines in same-store sales.

Mimi’s same-store sales remained negative, during the second quarter of fiscal 2013. We are focused on accelerating the number of restaurants with positive top-line growth through improved operations execution and continued optimization of our menu and promotional strategies.

Mimi’s operating loss was $7.5 million in the second quarter of fiscal 2013 compared to $3.7 million in the corresponding period last year, a decline of $3.8 million or 104.4%. Mimi’s operating margin decline is primarily the result of declines in same-store sales due to increased competition from other casual restaurants.

We are exploring a range of strategic alternatives for Mimi’s Café, including but not limited to, a potential sale of the business. Our goal is to maximize returns for our shareholders, which will guide us when assessing the strategic alternatives.

BEF Foods Segment Overview

The ongoing industry-wide factors most relevant to our BEF Foods segment include: sow availability and costs, other commodity costs, transportation and energy costs, competition, governmental regulations, food safety, the economy and consumer acceptance.

In the second quarter of fiscal 2013, net sales increased $4.9 million. The increase in net sales is due to the increase in total pounds sold of 16.1%, compared to the corresponding period last year.

Operating income in the BEF Foods segment was $4.5 million, an increase of $0.5 million in the second quarter of fiscal 2013, compared to $4.0 million in the corresponding period last year. The factors that had the greatest positive impact on BEF Foods segment’s profitability were increases in total pounds sold of 16.1%, compared to the corresponding period last year, a decrease in sow costs of 36.3% and a decrease in other purchased product costs, partially offset by $3.2 million in restructuring and severance costs and $1.0 million in acquisition related costs included in S,G&A expenses. The increase in total pounds sold of 16.1% is partially related to our acquisition of the Kettle Creations® brand and manufacturing facility (“Kettle”) in the beginning of the second quarter of fiscal 2013, which accounted for 3.4% of the increase. Sow costs represent a significant part of BEF Foods segment’s cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. Average sow costs decreased to $43.22 per hundredweight in the second quarter of fiscal 2013, or 36.3%, from $67.82 per hundredweight in the corresponding period last year.

We are focused on delivering top-line profitable growth in the BEF Foods segment. We expect to attain this goal through expanded distribution of side dishes, frozen, fresh and precooked sausage product lines, increased volume of foodservice sales, which includes insourced products to Bob Evans Restaurants and Mimi’s Café and inorganic acquisition opportunities. Our distribution locations for existing food products items during the second quarter of fiscal 2013 have increased by approximately 3.4%, compared to the corresponding period last year. The acquisition of Kettle and its food production facility early in the second quarter of fiscal 2013 enables us to expand our rapidly growing side dish category.

Sales

Consolidated net sales increased 0.9% to $410.9 million in the second quarter of fiscal 2013 compared to $407.2 million in the corresponding period last year. The net sales increase was comprised of increases of $3.5 million and $4.9 million in Bob Evans Restaurants and BEF Foods segments’ net sales, respectively, partially offset by a net sales decrease of $4.7 million in Mimi’s Café. For the six-month period ended October 26, 2012, consolidated net sales increased $8.0 million, or 1.0%, compared to the corresponding period last year.

Bob Evans Restaurants’ reported net sales of $246.3 million, a 1.4% increase, in the second quarter of fiscal 2013 compared to the $242.8 million in the corresponding period last year. For the six-month period ended October 26, 2012, Bob Evans Restaurants’ net sales increased $7.7 million, or 1.6%, compared to the corresponding period last year. The sales increase in the second quarter was due primarily to positive same-store sales, partially offset by temporary closures at Bob Evans Restaurants for the Farm Fresh Refresh remodeling initiative. Bob Evans Restaurants that undergo a Farm Fresh Refresh remodel are closed an average of five to seven days, which equated to a loss in net sales of approximately $1.2 million in the second quarter of fiscal 2013.

We continue to see a sales lift provided by restaurants that undergo a Farm Fresh Refresh remodeling initiative over non-refreshed restaurants of approximately 2% in sales lift. The success of the Farm Fresh Refresh remodeling initiative has proven to extend beyond the initial year after reopening. As a result, we have decided to remodel all Bob Evans Restaurants by the end of fiscal year 2014. We will accelerate 45 and 103 incremental refreshes in the remainder of fiscal 2013 and fiscal 2014, respectively.

Bob Evans Restaurants experienced a same-store sales increase of 1.0% in the second quarter of fiscal 2013, which included an average menu price increase of 1.9%, compared to a same-store sales decrease of 1.5% and a menu price increase of 2.0% in the corresponding period last year. For the six-month period ended October 26, 2012, Bob Evans Restaurants experienced a same-store sales increase of 1.0%, with a combined pricing and menu mix impact of 1.8%. The increase in net sales is attributable to the sales lift provided by restaurants that were remodeled as part of our Farm Fresh Refresh remodeling initiative, which is designed to drive dine-in sales and expand high growth layers, such as bakery and off-premise sales. Our broad value platform that extends across breakfast, lunch and dinner day parts also contributed to positive same-store sales at Bob Evans Restaurants.

Mimi’s Café reported net sales of $81.3 million in the second quarter of fiscal 2013, compared to $86.1 million in the corresponding period last year. For the six-month period ended October 26, 2012, Mimi’s Café net sales decreased $7.8 million, or 4.5%, compared to the corresponding period last year due to increased competition from other casual restaurants.

Mimi’s Café experienced a same-store sales decrease of 5.6% in the second quarter of fiscal 2013, which included an average menu price increase of 0.9%, compared to a same-store sales decrease of 4.8% and a menu price increase of 4.2% in the corresponding period last year. For the six-month period ended October 26, 2012, Mimi’s Café experienced a same-store sales decrease of 4.4%, with a combined pricing and menu mix impact of 0.5%. We recently completed a remodel in Valencia, California, based off of Bob Evans Restaurants’ successful model, which includes an expanded bakery and a carryout section that allows guests to select premade options for lunch or dinner. We have seen early signs of positive net sales results in this remodeled restaurant. We are investing in sales training of our staff to drive sales in our expanded bar, carryout and bakery in an attempt to further ensure success of the remodeling initiative. The remodeling initiative at Mimi’s Café is limited to three locations in fiscal 2013. Mimi’s Café also incorporated Bob Evans Restaurants’ successful 3-course dinner value offering concept to their menu offerings.

Same-store sales computations for a given year are based on net sales of restaurants that are open for at least 18-months prior to the start of that year. Net sales of restaurants to be rebuilt are excluded from the computation in the period when construction commences on the replacement building. Net sales of closed restaurants are excluded from the computation in the period of closure. Stores are not excluded if they are closed for our ongoing Bob Evans Farm Fresh Refresh remodeling initiatives.

The following chart summarizes the restaurant openings and closings during the last six quarters for Bob Evans Restaurants and Mimi’s Café:

Bob Evans Restaurants:
	Beginning	Opened	Closed	Ending
Fiscal 2013
1st quarter	565	2	2	565
2nd quarter	565	—	—	565

Fiscal 2012
1st quarter	563	—	—	563
2nd quarter	563	2	1	564
3rd quarter	564	—	—	564
4th quarter	564	2	1	565

Mimi’s Cafe:
	Beginning	Opened	Closed	Ending
Fiscal 2013
1st quarter	145	—	—	145
2nd quarter	145	—	—	145

Fiscal 2012
1st quarter	145	—	—	145
2nd quarter	145	—	—	145
3rd quarter	145	—	—	145
4th quarter	145	—	—	145

In the second quarter of fiscal 2013, we did not close or open any new Bob Evans Restaurants and we remodeled 45 existing locations. Since the success of the Farm Fresh Refresh remodeling initiative has proven to extend beyond the initial year after reopening, we have decided to remodel all Bob Evans Restaurants by the end of fiscal year 2014. As a result, we will accelerate 45 and 103 incremental refreshes in the remainder of fiscal 2013 and fiscal 2014, respectively. We will defer all remaining new builds planned for fiscal 2013 to dedicate the necessary resources for the acceleration of the Farm Fresh Refresh remodeling initiative.

We did not open or close any Mimi’s Café restaurants in the second quarter of fiscal 2013. We remodeled one Mimi’s Café location in the second quarter of fiscal 2013 and plan to remodel a total of three Mimi’s Café restaurants in fiscal 2013. We do not plan to open any new, or rebuild any existing, Mimi’s Café restaurants for the remainder of fiscal 2013.

BEF Foods experienced a sales increase of $4.9 million, or 6.3%, in the second quarter of fiscal 2013, compared to the corresponding period last year. The increase in net sales in the second quarter fiscal 2013 is a result of an increase in total pounds sold. Total pounds sold increased 16.1% in the second quarter of fiscal 2013. We acquired Kettle early in the second quarter of fiscal 2013, which accounted for $1.6 million in net sales and 3.4% of the increase in total pounds sold. The increase in net sales was partially offset by an increase in promotional expenses, which are a reduction from gross sales to net sales, of $4.3 million. For the six-month period ended 2013, BEF Foods experienced a sales increase of $8.2 million or 5.5%, compared to the corresponding period last year. Total pounds sold increased 11.8% for the six months ended October 26, 2012, partially offset by an increase in promotional expenses of $4.5 million.

We intend to grow BEF Foods, both organically through new product introductions and by expanding our retail distribution, as well as inorganically with acquisition opportunities that play to our strengths. As mentioned in the BEF Foods Segment Overview above, our acquisition of Kettle, early in the second quarter of fiscal 2013, is expected to position BEF Foods to continue to successfully grow its side dish category by accelerating product innovation. Our foodservice business is growing rapidly through a diverse base of customers, such as quick service and casual dining restaurants, convenience stores, and consumer packaged goods manufacturers, resulting in an increase in volume of about 18%.

Cost of Sales

Consolidated cost of net sales (cost of materials) was 29.0% of net sales in the second quarter of fiscal 2013 and 29.3% of net sales through six months of fiscal 2013 compared to 30.9% and 30.4% of net sales, respectively, in the corresponding periods a year ago. We are continuing our focus on menu management and SKU rationalization processes that are geared to reducing the complexity of our restaurant menu and foods items. We believe that a reduction in complexity will allow us to manage food costs more effectively, which should lead to cost of sales improvements.

Bob Evans Restaurants’ cost of sales (predominantly food costs) was 23.8% of net sales in the second quarter and 23.9% of net sales through six months of fiscal 2013, compared to 23.4% and 23.6% of net sales, respectively, in the corresponding periods a year ago. The increase in the cost of sales ratio was due to unfavorable menu mix shifts and commodity cost increases, which were partially offset by increases in menu pricing and ongoing efficiency initiatives, including the actual-versus-theoretical food cost program.

Mimi’s Café’s cost of net sales (predominantly food costs) was 26.1% of net sales in the second quarter and 26.4% of net sales through six months of fiscal 2013, compared to 26.7% and 26.8% of net sales, respectively, in the corresponding periods a year ago. The decrease in the cost of sales ratio was due to ongoing efficiency initiatives including the actual-versus-theoretical food cost program and a new menu, which was partially offset by commodity increases and increases in menu pricing.

BEF Foods’ cost of sales ratio was 47.4% of net sales in the second quarter of 2013 and 49.0% of net sales through six months of fiscal 2013, compared to 58.8% and 56.7% of net sales, respectively, in the corresponding periods a year ago. The decrease in BEF Foods’ cost of sales ratio in the second quarter and through six months of fiscal 2013 was due primarily to a decrease in sow costs and our acquisition of Kettle. Sow costs averaged $43.22 and $47.96 per hundredweight in the second quarter and through six months of fiscal 2013, respectively, compared to $67.82 and $62.72, per hundredweight, respectively in the corresponding periods last year. We expect sow costs to average $55 to $60 per hundredweight for the fiscal year. Prior to the acquisition of Kettle, all production costs were included in cost of sales. Subsequent to the acquisition, as an owned facility, labor costs and depreciation associated with production are included in operating wages and depreciation, reducing the cost of sales line.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) were 32.5% of net sales in the second quarter and through six months of fiscal 2013, compared to 32.5% and 32.7% of net sales, respectively, in the corresponding periods last year. In the second quarter and through six months of fiscal 2013, the operating wages ratio decreased in Bob Evans Restaurants and increased in Mimi’s Café and BEF Foods, compared to the corresponding periods last year.

Bob Evans Restaurants’ operating wages were 37.4% of net sales and 37.5% of net sales in the second quarter and through six months of fiscal 2013, respectively, compared to 37.9% and 38.0% of net sales, respectively, in the corresponding periods last year. The operating wages ratio in the second quarter and through six months of fiscal 2013 decreased due to sales leverage from improvement in same-store sales and labor efficiency initiatives.

Mimi’s Café’s operating wages were 39.5% of net sales in the second quarter of fiscal 2013 and 38.3% of net sales through six months of fiscal 2013 compared to 38.6% and 37.8% of net sales, respectively, in the corresponding periods last year. The operating wages ratio in the second quarter and through six months of fiscal 2013 increased primarily as a result of negative leverage due to declines in same-store sales.

In BEF Foods, operating wages were 11.3% of net sales and 10.5% of net sales in the second quarter and through six months of fiscal 2013, respectively, compared to 9.2% and 9.6% of net sales, respectively, in the corresponding periods last year. The increase in the operating wages ratio in the second quarter and through six months of fiscal 2013 was due to additional operating wages and fringe benefits associated with our acquisition of Kettle early in the second quarter of fiscal 2013. Prior to the acquisition of Kettle, all production costs were included in cost of sales. Subsequent to the acquisition of Kettle, as an owned facility, labor costs associated with production are included in operating wages, increasing the operating wages. The increase in operating wages was partially offset by the sale of the warehouse facility in the corresponding period last year. The fees associated with the third-party distribution agreement, resulting from the outsourcing activities from the aforementioned sale of the warehouse facility, are now classified as other operating expenses.

Other Operating Expenses

The most significant components of other operating expenses were utilities, restaurant advertising, rent, restaurant supplies, repair and maintenance, non-income based taxes, credit/debit/gift card processing fees, preopening expenses related to our Farm Fresh Refresh remodeling initiative and new restaurant openings. Consolidated other operating expenses were 17.9% of net sales and 17.7% in the second quarter and through six months of fiscal 2013, respectively, compared to 17.0% and 16.8% of sales, respectively, in the corresponding periods last year.

Bob Evans Restaurants’ other operating expenses were 18.1% of net sales and 18.3% of net sales in the second quarter and through six months of fiscal 2013, respectively, compared to 18.0% and 17.7% of net sales, respectively, in the corresponding periods last year. The increase in other operating expense ratio in the second quarter and through six months was a result of new restaurant development and our Farm Fresh Refresh remodeling initiative. For the second quarter ended October 26, 2012, this initiative resulted in increases of $0.9 million, $0.5 million and $0.3 million due to management wages, marketing and preopening expenses, respectively. For the six months ended October 26, 2012, this initiative resulted in increases of $0.6 million, $1.0 million, $0.6 million and $0.7 million, due to additional restaurant supplies, marketing expenses, occupancy costs and preopening expenses, respectively.

Mimi’s Café’s other operating expenses were 27.5% of net sales and 25.2% of net sales in the second quarter and through six months of fiscal 2013, respectively, compared to 24.7% and 23.8% of net sales, respectively, in the corresponding periods last year. The increase in the other operating expense ratio in the second quarter and through six months was a result of additional occupancy costs, related to rent expense.

BEF Foods’ other operating expenses ratio was 8.2% of net sales in the second quarter of fiscal 2013 and 8.0% of net sales through six months of fiscal 2013 compared to 5.4% and 5.8% of net sales, respectively, in the corresponding periods last year. The increase in the other operating expense ratio in the second quarter and through six months of fiscal 2013 was due primarily to additional other operating expenses associated with our acquisition of Kettle early in the second quarter of fiscal 2013, fees associated with the third-party distribution agreement related to the sale of the distribution center that occurred during the second quarter of fiscal 2012, and volume-related increases in hauling and freight expenses, partially offset by our Lean manufacturing productivity initiatives. The fees associated with the third-party distribution agreement are now classified as other operating expenses as noted above.

Selling, General and Administrative Expenses (“S,G&A”)

Consolidated S,G&A expenses were 11.1% of net sales and 10.2% of net sales in the second quarter and through six months of fiscal 2013, respectively, compared to 9.4% and 9.1% of net sales, respectively, in the corresponding periods last year.

Bob Evans Restaurants’ S,G&A expenses were 7.4% of net sales in both the second quarter and through six months of fiscal 2013, compared to 7.2% and 6.7% of net sales, respectively, in the corresponding periods last year. The increase in the S,G&A ratio for three months and six months ended October 26, 2012 was due primarily to increased spending on 401k expenses, long-term incentives and filling positions that were open in the prior year. Additionally, through six months of fiscal 2013, there was $0.8 million in restructuring and severance costs, partially offset by $0.3 million and $0.2 million on net gains on the sale of assets for the three months and six months ended October 26, 2012, respectively.

Mimi’s Café’s S,G&A expenses were 9.1% of net sales and 8.2% of net sales in the second quarter and through six months of fiscal 2013, respectively, compared to 7.4% and 7.6% of net sales, respectively, in the corresponding periods last year. The increase in the S,G&A ratio in the second quarter and through six months of fiscal 2013 was due primarily to sales deleverage and severance and restructuring costs of $0.6 million and $1.2 million for the three months and six months ended October 26, 2012, respectively.

BEF Foods’ S,G&A expenses were 23.9% of net sales and 21.1% of net sales in the second quarter and through six months of fiscal 2013, respectively, compared to 18.4% and 18.5% of net sales, respectively, in the corresponding periods last year. The increase in the S,G&A expense ratio in the second quarter and through six months of fiscal 2013 was primarily the result of $3.2 million and $3.9 million in severance and restructuring costs, respectively, $1.0 million and $1.4 million in acquisition related costs, primarily associated with our acquisition of Kettle, respectively and $0.4 million in charges associate with a product recall recorded in second quarter of fiscal 2013.

Depreciation and Amortization

Consolidated depreciation and amortization expenses (“D&A”) were 5.3% and 5.2% of net sales in the second quarter and through six months of fiscal 2013, respectively, compared to 5.0% in both the corresponding periods last year.

Bob Evans Restaurants’ D&A expenses were 5.3% of net sales and 5.2% of net sales in the second quarter and through six months of fiscal 2013, respectively, compared to 4.9% and 5.0% of net sales, respectively, in the corresponding periods last year. The increase in the D&A ratio is a result of an increase in depreciable assets related to Bob Evans Restaurants Farm Fresh Refresh remodeling initiative and new restaurant development. We remodeled 36 and 45 existing Bob Evan Restaurants in the first quarter and second quarter of fiscal 2013, respectively, and 2 and 31 existing Bob Evans Restaurants in the first quarter and second quarter of fiscal 2012, respectively.

Mimi’s Café’s D&A expenses were 7.0% of net sales and 6.8% of net sales, respectively, in the second quarter and through six months of fiscal 2013 compared to 6.8% and 6.7% of net sales, respectively, in the corresponding periods last year. The slight increase in the D&A ratio is due to negative leverage as a result of declines in same-store sales.

BEF Foods’ D&A expenses were 3.9% of net sales and 3.5% of net sales in the second quarter and through six months of fiscal 2013, respectively, compared to 3.1% and 3.0% of net sales, respectively in the corresponding periods last year. The increase in the D&A expense ratio in the second quarter and through six months of fiscal 2013 is due primarily to additional depreciation expense associated with our acquisition of Kettle early in the second quarter of fiscal 2013.

Interest

Net interest expense for the second quarter and through six months of fiscal 2013, compared to the corresponding periods last year, was as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	Oct. 26, 2012	Oct. 28, 2011	Oct. 26, 2012	Oct. 28, 2011

Gross interest expense:
Fixed-rate debt	$1,317	$1,922	$3,243	$4,033
Variable-rate debt	352	63	482	63

	1,669	1,985	3,725	4,096
Gross interest income	(196)	—	(196)	—

Net interest expense	$1,473	$1,985	$3,529	$4,096

At October 26, 2012, $98.0 million and $99.8 million was outstanding on our fixed-rate unsecured senior notes and on our variable-rate revolving credit facility (“credit facility”), respectively. The decrease in interest expense was primarily the result of lower average borrowings in fiscal 2013, partially offset by costs associated with the credit facility. During the first quarter of fiscal 2013, we made an annual payment of $38.6 million on our outstanding debt. The funds from the credit facility were used to pay cash consideration for the Kettle acquisition, pay down the current portion of our private placement debt, fund our Farm Fresh Refresh remodeling initiative and other capital investments, pay dividends and repurchase shares. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our credit facility when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $1.0 million, assuming the $99.8 million outstanding at the end of the second quarter of fiscal 2013 was outstanding for the entire year.

On August 28, 2012, we obtained an interest-free loan from a municipality of $1,000, due ten years from the date of borrowing and with no prepayment penalty. The loan is intended to assist with the construction costs of the new corporate building.

Taxes

The combined federal and state income tax rate was 32.3% in the second quarter of fiscal 2013, versus 34.1% a year ago. For the six months ended 2013, the combined federal and state income tax rate was 34.1% compared to 31.7% in the corresponding period a year ago.

The lower income tax rate in the second quarter of fiscal 2013 benefited from favorable settlements with certain taxing authorities, while the higher income tax rate for the year-to-date period was a return to an expected rate as fiscal 2012 benefited from a reduction of reserves for prior uncertain tax positions. We anticipate the annual effective tax rate for the entire year of fiscal 2013 to approximate 33.5% to 34.5%. We re-evaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.

Liquidity and Capital Resources

Cash generated from Bob Evans Restaurants, Mimi’s Café and BEF Foods segments, and draws on our credit facility were the main sources of funds for working capital, capital expenditures, debt repayments and dividend payments. Cash and equivalents totaled $4.8 million at October 26, 2012.

Operating activities

Net cash provided by operating activities was $43.1 million and $48.8 million for the six months ended October 26, 2012 and October 28, 2011, respectively. The reduction in cash provided by operating activities year over year was due primarily to a decrease in net income, an increase in accounts receivable and a change from income taxes payable to income taxes receivable, partially offset by an increase in other accrued expenses. The increase in accounts receivable is a result of increased sales at BEF Foods. The change from income taxes payable to income taxes receivable was due to overpayments on annual estimates for the federal tax return. Other accrued expenses increased as a result of increased severance, legal and other miscellaneous accruals including a reserve for a product recall.

Investing activities

Cash used in investing activities was $95.4 million and $18.9 million for the six months ended October 26, 2012, and October 28, 2011, respectively. The increase was due to an increase in capital expenditures and the acquisition of Kettle. As of October 26, 2012, we had $99.8 million outstanding on the credit facility. The funds were borrowed to pay cash consideration for the Kettle acquisition, pay down the current portion of our private placement debt and to fund our Farm Fresh Refresh remodeling initiative, other capital investments, dividends and our repurchase of shares. Our interest expense on variable rate debt may increase in future periods as the credit facility funding source is utilized.

On August 28, 2012, we obtained an interest-free loan from a municipality of $1,000, due ten years from the date of borrowing and with no prepayment penalty. The loan is intended to assist with the construction costs of the new corporate building.

Capital expenditures consist of purchases of land for future restaurant sites, new and rebuilt restaurants, production plant improvements, purchases of new and replacement furniture and equipment, and ongoing remodeling programs. Capital expenditures were $49.2 million through six months of fiscal 2013, compared to $29.0 million in the corresponding period last year. The increase in our capital expenditures is mainly due to our Farm Fresh Refresh remodeling initiative at Bob Evans Restaurants, along with other property, plant and equipment additions. Due to continued success of the Farm Fresh Refresh remodeling initiative, we have decided to remodel all Bob Evans Restaurants by the end of fiscal year 2014. As a result, we will accelerate 45 and 103 incremental refreshes in the remainder of fiscal 2013 and fiscal 2014, respectively. We now intend to complete a total of 232 Farm Fresh Refreshes in fiscal 2014. We will defer all remaining new builds planned for fiscal 2013 to fiscal 2014 to dedicate the necessary resources for the acceleration of the Farm Fresh Refresh remodeling initiative.

In fiscal 2013, we do not plan to rebuild any Bob Evans Restaurants or Mimi’s Café restaurants or open any new Mimi’s Café restaurants. At Mimi’s Café we are in the design phase of a remodel program, based on Bob Evans Restaurants’ highly successful model, which will include an expanded bakery and a carryout section that will allow guests to select premade options for lunch or dinner. We remodeled one and plan on remodeling two more Mimi’s Café restaurants in fiscal 2013. We expect capital spending to approximate between $130 and $150 million for all of fiscal 2013, compared to $88.4 million for fiscal 2012. The increase in expected capital expenditures in fiscal 2013 is due to our Farm Fresh Refresh remodeling initiative, capacity expansion for BEF Foods, development of a new corporate campus and the initial implementation of a new Enterprise Resource Planning system.

Financing activities

Cash provided by financing activities was $21.1 million for the six months ended October 26, 2012, compared to cash used in financing activities of $49.3 million for the six months ended October 28, 2011. The increase was due primarily to having $99.8 million outstanding on our credit facility.

On November 30, 2012, we provided the agents for the Note Purchase Agreement, dated as of July 28, 2004, as amended (“2004 Notes”), and the Note Purchase Agreement, dated July 28, 2008, as amended (“2008 Notes”), with a prepayment notice of our intention to repay the 2004 Notes and the 2008 Notes (collectively, “Private Placement Notes”), in full as of December 31, 2012.

In making this prepayment election, we will prepay all amounts outstanding under the Private Placement Notes, consisting of $97.1 million in current aggregate principal amount, plus Make-Whole amounts of approximately $7.0 million determined in accordance with the provisions of the Private Placement Notes. The actual amount of the total payments for the Private Placement Notes and the Make-Whole amounts will be determined at the time the Private Placement Notes are repaid, which is expected to be on December 31, 2012. The principal amount of $48.6 million would be classified as current debt on November 30, 2012.

We completed the refinancing of a new $300.0 million credit facility in the third quarter of fiscal 2012. The facility is intended to provide us with liquidity options and to support our primary growth and return initiatives. These initiatives include our Farm Fresh Refresh remodeling initiative and new restaurant openings at Bob Evans Restaurants, our organic and inorganic initiatives at BEF Foods, our share repurchase program and payment of dividends. Our credit facility totals $300.0 million, of which $12.8 million is reserved for certain standby letters-of-credit. The remaining $187.4 million of our credit facility is available for liquidity needs, capital expansion and repurchases of Bob Evans common stock and payment of dividends, of which $99.8 million was drawn on as of October 26, 2012. The funds were borrowed to pay cash consideration for the Kettle acquisition of $53.2 million, to pay down the current portion of our private placement debt, to fund our Farm Fresh Refresh remodeling initiative, and other capital investments, to pay dividends and to repurchase our shares. Our interest expense on variable rate debt may increase in future periods as the credit facility funding source is utilized.

On August 28, 2012, we obtained an interest-free loan from a municipality, of $1,000, due ten years from the date of borrowing and with no prepayment penalty. The loan is intended to assist with the construction costs of the new corporate building.

During the second quarter of fiscal 2013, we did not repurchase any shares of our outstanding common stock. On November 23, 2012, the Board of Directors authorized a share repurchase program of up to $25.0 million; with $2.0 million allocated to open market or privately purchased shares of common stock pursuant to a Rule 10b-18 Plan starting immediately; and with $23.0 million of which is allocated to a Rule 10b5-1 nondiscretionary trading program (“10b5-1 program”). The 10b5-1 program begins on December 7, 2012, and will expire on June 6, 2013. The program authorizes Bob Evans to repurchase its outstanding common stock in the open market or through privately negotiated transactions.

In November, 2012, our Board of Directors authorized a quarterly cash dividend of $0.275 per share on our outstanding common stock. Our annual dividend rate for fiscal 2013 will be $1.10, compared to $0.95 in fiscal 2012. The increase is in recognition of our healthy balance sheet, disciplined capital allocation strategy and operating cash flow.

We believe that our cash flow from operations, as well as our credit facility, will be sufficient to fund future capital expenditures, working capital requirements, debt repayments, dividend payments and share repurchases.

Business Outlook

The fiscal 2013 outlook relies on a number of assumptions as detailed in this and the following paragraphs. We expect earnings per share of approximately $2.67 to $2.73 for fiscal 2013.

We expect same-store sales at Bob Evans Restaurants to increase between 1.0% and 2.0%. We expect approximately $1.5 million higher year-over-year preopening expenses related to Farm Fresh Refresh remodel activity. Bob Evans Restaurants’ operating margins are expected to be approximately 9.0% to 9.5% for the full fiscal 2013 year.

We expect same-store sales at Mimi’s Cafe to range from negative 4.0% to negative 1.0%. We plan to remodel three Mimi’s Cafes in fiscal 2013 at a total cost of approximately $1.0 million. Mimi’s Cafes’ operating margins are expected to be approximately negative 1.5% to 0.0% for the full fiscal 2013 year.

In BEF Foods, we expect continued growth in pounds sold and expanded retail distribution, with overall net sales of $330 to $350 million for the full fiscal 2013 year. We anticipate sow costs to average $55 to $60 per hundredweight in fiscal 2013. We expect operating income margins in BEF Foods of approximately 9.5% to 11.0%.

We are projecting net interest expense of approximately $8.0 to $9.0 million for all of fiscal 2013.

We estimate that our effective tax rate will approximate 33.5% to 34.5% for all of fiscal 2013, which is higher than our effective tax rate for fiscal 2012, primarily as a result of favorable settlements with certain taxing authorities and the reduction of reserves for prior uncertain tax positions in fiscal 2012. We project weighted-average diluted shares outstanding to be approximately 28.2 million shares for the year. We have repurchased $28.0 million through October 26, 2012, which was purchased in the first quarter of fiscal 2013. On November 23, 2012, the Board of Directors authorized a share repurchase program of up to $25.0 million.

We expect capital expenditures to approximate $130 to $150 million in fiscal 2013, an increase in our capital spending from $88.4 million in fiscal 2012. The increase is largely due to our Farm Fresh Refresh remodeling initiative we expect to complete in fiscal 2014, as mentioned in the Liquidity and Capital Resources section above. The restaurants that have undergone the Farm Fresh Refresh remodeling initiative continue to perform well. Depreciation and amortization expense for fiscal 2013 should approximate $85 to $95 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

At October 26, 2012, our outstanding debt included $98.0 million of fixed-rate unsecured senior notes. We had $99.8 million outstanding on our credit facility. A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our variable-rate debt when there are outstanding balances.

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

A change in market interest rates will not impact interest expense associated with our fixed-rate debt, but will impact our credit facility when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $1.0 million, assuming the $99.8 million outstanding at the end of the second quarter of fiscal 2013 was outstanding for the entire year.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our management, including Bob Evans’ principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Bob Evans’ principal executive officer and principal financial officer have concluded that:

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 27, 2012, or as supplemented in Part II – Other Information, Item 1A. Risk Factors in our Report on Form 10-Q for the fiscal quarter ended July 27, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not repurchase any shares of our common stock in the second quarter ended October 26, 2012.

On November 23, 2012, the Board of Directors authorized a share repurchase program of up to $25.0 million; with $2.0 million allocated to open market or privately purchased shares of common stock pursuant to a Rule 10b-18 Plan starting immediately; and with $23.0 million of which is allocated to a Rule 10b5-1 nondiscretionary trading program (“10b5-1 program”). The 10b5-1 program begins on December 7, 2012, and will expire on June 6, 2013. The program authorizes Bob Evans to repurchase its outstanding common stock in the open market or through privately negotiated transactions.

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

See INDEX TO EXHIBITS on page 26.

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

November 30, 2012

Date

*	Paul F. DeSantis has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated November 30, 2012

Bob Evans Farms, Inc.

Exhibit No.	Description	Location

10.1**	Employment Offer Letter dated November 15, 2012, for Harvey Brownlee	Filed herewith

10.2**	Employment Offer Letter dated November 15, 2012, for Randy L. Hicks	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be furnished and not filed herewith.

**	Management contract or compensatory plan or arrangement