Form 10-Q
period 2013-01-25
BOB EVANS FARMS INC
filed 2013-03-05
CIK 33769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2013

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

As of February 15, 2013, the registrant had 27,879,464 common shares outstanding.

BOB EVANS FARMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	Dollars in thousands
	Unaudited
	Jan. 25, 2013	April 27, 2012
Assets
Current Assets
Cash and equivalents	$4,433	$32,846
Accounts receivable, net	38,665	27,141
Inventories	23,895	19,497
Deferred income taxes	12,137	11,738
Federal and state income taxes	53,977	—
Prepaid expenses	4,910	2,340
Current assets held for sale	174,597	—

Total Current Assets	312,614	93,562
Property, Plant and Equipment	1,456,758	1,392,066
Less accumulated depreciation	694,666	669,162

Net Property, Plant and Equipment	762,092	722,904
Other Assets
Deposits and other	9,582	171,634
Long-term investments	28,940	28,132
Goodwill	19,809	1,567
Other intangible assets	4,022	—
Long-term assets held for sale	—	47,978

Total Other Assets	62,353	249,311

	$1,137,059	$1,065,777

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit	$189,031	$—
Current maturities of long-term debt	—	38,571
Accounts payable	19,328	26,096
Federal and state income taxes	—	12,469
Accrued non-income taxes	16,641	15,738
Accrued wages and related liabilities	24,804	28,429
Self-insurance	20,879	21,044
Deferred revenue	17,726	12,325
Other accrued expenses	35,250	18,212
Current liabilities held for sale	49,042	—

Total Current Liabilities	372,701	172,884
Long-Term Liabilities
Deferred compensation	28,316	27,561
Federal and state income taxes	10,850	9,633
Deferred income taxes	82,380	51,739
Deferred rent and other	6,179	5,415
Long-term debt	811	97,145
Long-term liabilities held for sale	—	44,814

Total Long-Term Liabilities	128,536	236,307
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at Jan. 25, 2013, and April 27, 2012	426	426
Capital in excess of par value	208,972	202,365
Retained earnings	871,488	863,149
Treasury stock, 14,759,302 shares at Jan. 25, 2013, and 14,027,663 shares at April 27, 2012, at cost	(445,064)	(409,354)

Total Stockholders’ Equity	635,822	656,586

	$1,137,059	$1,065,777

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	Jan. 25, 2013	Jan. 27, 2012	Jan. 25, 2013	Jan. 27, 2012
Net Sales	$434,440	$428,339	$1,255,032	$1,240,885
Cost of sales	134,771	137,657	374,847	384,586
Operating wage and fringe benefit expenses	137,327	133,575	403,646	399,422
Other operating expenses	72,070	69,906	217,288	206,342
Selling, general and administrative expenses	50,407	36,634	134,382	110,525
Depreciation and amortization expense	18,844	20,309	61,827	60,927
Intangible impairment	22,667	—	22,667	—

Operating (Loss) Income	(1,646)	30,258	40,375	79,083
Net interest expense	7,451	1,879	10,980	5,975

(Loss) Income Before Income Taxes	(9,097)	28,379	29,395	73,108
(Benefit) provision for income taxes	(14,624)	8,124	(1,482)	22,294

Net Income	$5,527	$20,255	$30,877	$50,814

Earnings Per Share—Basic	$0.20	$0.69	$1.09	$1.70

Earnings Per Share—Diluted	$0.20	$0.69	$1.09	$1.69

Cash Dividends Paid Per Share	$0.275	$0.250	$0.800	$0.700

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	(Dollars in thousands)
	Nine Months Ended
	Jan. 25, 2013	Jan. 27, 2012
Operating activities:
Net income	$30,877	$50,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,827	60,927
Other intangibles impairment	22,667	—
Loss on disposal/impairment of assets	5,544	1,458
(Gain) loss on long-term investments	(494)	1,681
Deferred compensation	146	(1,241)
Compensation expense attributable to stock plans	5,777	4,094
Deferred income taxes	30,242	—
Deferred rent	1,554	(19)
Changes in current assets and current liabilities:
Accounts receivable	(9,939)	(1,935)
Inventories	(1,800)	(675)
Prepaid expenses	(2,819)	(1,620)
Accounts payable	(6,944)	2,710
Federal and state income taxes	(65,229)	(8,063)
Accrued wages and related liabilities	(2,953)	(3,195)
Self-insurance	318	905
Accrued non-income taxes	290	590
Deferred revenue	6,433	4,811
Other accrued expenses	20,558	1,984

Net cash provided by operating activities	96,055	113,226
Investing activities:
Purchase of property, plant and equipment	(76,584)	(59,722)
Acquisition of business	(53,208)	—
Proceeds from sale of property, plant and equipment	10,188	16,652
Purchase of long-term investments	(314)	(469)
Deposits and other	(1,447)	(4,066)

Net cash used in investing activities	(121,365)	(47,605)
Financing activities:
Cash dividends paid	(22,538)	(20,978)
Net increase in credit facility	189,031	—
Proceeds from debt	1,000	—
Payments of debt issuance costs	—	(1,000)
Principal payments on long-term debt	(135,716)	(13,571)
Purchase of treasury stock	(36,902)	(47,009)
Proceeds from issuance of stock awards and treasury stock	3,725	7,983
Cash paid for shares net settled	(1,998)	(1,264)
Excess tax benefits from stock-based compensation	295	431

Net cash used in financing activities	(3,103)	(75,408)
Decrease in cash and equivalents	(28,413)	(9,787)

Cash and equivalents at the beginning of the period	32,846	57,730

Cash and equivalents at the end of the period	$4,433	$47,943

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

Property, Plant and Equipment: We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair value of the assets. Generally, the estimated fair value is determined based on appraisals, which we deem to be Level 3 inputs under the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820. See Note 11 for further information.

Based on our definitive agreement to sell Mimi’s Café for $50,000, we determined indicators of impairment existed during the third quarter of fiscal 2013. See Note 9 for further information.

Goodwill and Other Intangible Assets: Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $19,809 and $1,567 as of January 25, 2013 and April 27, 2012, respectively. Other intangible assets were $4,022 as of January 25, 2013, excluding assets held for sale, and consisted of the Kettle Creations intangible asset. Excluding assets held for sale, there were no intangible assets as of April 27, 2012. Goodwill and the trade name intangible assets are deemed to have an indefinite economic life and are not amortized; rather they are tested for impairment at the beginning of the third quarter each year or on a more frequent basis when events occur or circumstances change between the annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. The restaurant concept intangible asset is amortized on a straight-line basis over its estimated economic life of 15 years. As a result of our definitive agreement to sell Mimi’s Café and its current held for sale status, amortization of the restaurant concept intangible asset has ceased.

Business Combinations: Business combinations are recognized in the consolidated financial statements from the time of acquisition and for the part of the fiscal year during which the companies are owned by Bob Evans. Comparative amounts are not adjusted to reflect acquisitions. Business combinations are accounted for using the purchase method, according to which the identifiable assets and liabilities are measured at fair value at the date of acquisition. Provision is made for costs related to the adopted and announced plans to restructure the acquired company in connection with the acquisition. The tax effect of the fair value of adjustments on assets and liabilities is taken into account. Any excess of the cost of the acquired company over the fair value of the assets and liabilities is recognized as goodwill. Goodwill is not amortized, but is tested for impairment annually, or when indicators for impairment are present.

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

Industry Segments: We have three reportable segments: Bob Evans Restaurants, Mimi’s Café and BEF Foods. See Note 6 for detailed segment information. Effective January 28, 2013, we entered into a definitive agreement for the sale of our Mimi’s Café operating segment to Le Duff America, Inc. Effective February 15, 2013, we completed the sale of Mimi’s Café to Le Duff America, Inc. See Note 14 for further information.

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

Financial Instruments: The fair value of our financial instruments (other than long-term debt) approximated their carrying value at January 25, 2013. We estimated the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. See Note 11. We do not use derivative financial instruments for speculative purposes.

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

New Accounting Standard: In July 2012, the FASB issued an update to existing guidance related to impairment testing for indefinite-lived intangible assets. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity no longer will be required to test the fair value of an intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This update is effective for interim and annual periods beginning after September 15, 2012, and is not anticipated to affect our consolidated financial statements.

2. Acquisition

On August 14, 2012, BEF Foods, Inc., a subsidiary of the Company, acquired from Kettle Creations, LLC, the Kettle Creations® brand (“Kettle”) and a 100,000 square-foot, state-of-the-art food production facility that produces mashed potatoes, macaroni and cheese, and other side dishes. The purchase price for the brand and facilities was $53,208 in cash. The production facility is included in the BEF Foods segment. The acquisition of Kettle and the food production facility enables us to expand our rapidly growing side dish category. The preliminary purchase price allocation of goodwill and other intangibles of $18,242 and $4,132, respectively, from the acquisition were attributed largely to the planned extension of existing manufacturing capabilities at Kettle beyond its strength in potato products, to other side dishes. We expect to shorten the product innovation and development pipeline by our acquisition of

Kettle. The side dish category is a high net sales growth opportunity for BEF Foods. Goodwill will be deductible for income tax purposes. Of the $4,132 of acquired intangible assets, $3,027 was preliminarily assigned to registered trade names and workforce that are not subject to amortization and $1,105 was preliminarily assigned to definite-lived noncompetition agreements.

The Company recognized $160 and $1,487 of acquisition-related expenses as of the three months ended and nine months ended January 25, 2013, respectively. These costs are included in selling, general and administrative (“S,G&A”) expenses in the Consolidated Statements of Income. In addition to acquisition costs, a total retention incentive of $5,127 was established to incent Kettle employees to meet service requirements during the acquisition period and for three consecutive years thereafter. As of January 25, 2013, we have paid $1,499 retention incentive payments to Kettle employees who met the acquisition service requirement, with $3,628 payable remaining to Kettle employees who meet the service requirement at the anniversary of the acquisition date for three consecutive years thereafter. As these costs are expensed over the period earned, they will be included in SG&A in the Consolidated Statements of Income.

The following table summarizes the consideration paid for Kettle and a 100,000 square-foot, state-of-the-art food production facility located in Lima, Ohio, and the amounts of assets and liabilities recognized at the acquisition date. The values of assets and liabilities acquired are subject to change, pending the final valuation for these assets and based on a final working capital adjustment.

August 14, 2012
Total cash consideration transferred	$53,208

Identifiable Assets Acquired and Liabilities Assumed:
Accounts receivable	$883
Inventory	1,188
Prepaid expenses	13
Property, plant and equipment	28,953
Intangible assets	4,132

Total identifiable assets acquired	35,169
Total current liabilities	(203)

Total liabilities assumed	(203)

Net identifiable assets acquired	34,966
Goodwill	18,242

Net assets acquired	$53,208

The tables below summarize the change in goodwill and intangible assets in our BEF Foods segment as a result of the acquisition:

April 27, 2012, carrying amount	$1,567
Goodwill acquired	18,242

January 25, 2013, carrying amount	$19,809

April 27, 2012, net carrying amount intangible assets	$—
Other intangible assets acquired	4,132
Accumulated amortization	(110)

January 25, 2013, net carrying amount intangible assets	$4,022

3. Held for Sale

On November 19, 2012, the Company announced that, consistent with its commitment to enhance value for all of its shareholders, the Company was exploring a range of strategic alternatives for its Mimi’s Café business segment, including but not limited to a potential sale of the business or its assets. As a result, Mimi’s Café has met all of the criteria set forth in ASC 360 to be classified as held for sale. The applicable criteria include the following: management has committed to a plan to sell the assets; the assets are available for immediate sale; an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; the sale of the assets is probable and the transfer of the assets is expected to qualify as a complete sale within one year; the assets are being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Effective January 28, 2013, we entered into a definitive agreement for the sale of our Mimi’s Café operating segment to Le Duff America, Inc. Effective February 15, 2013, we completed the sale of Mimi’s Café to Le Duff America, Inc. See Note 14 for further information.

Assets and liabilities held for sale are classified as current assets and current liabilities, as of January 25, 2013, in our Consolidated Balance Sheets and recorded at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. We recorded impairment charges of $22,667 included in Intangible impairment on the Consolidated Statements of Income to reduce the carrying value of the held for sale assets.

The following table presents the financial classification of assets and liabilities of Mimi’s Café that are reflected as held for sale in the Consolidated Balance Sheets:

	Dollars in thousands
	Unaudited Jan. 25, 2013	April 27, 2012
Current Assets
Cash and equivalents	$927	$3,100
Accounts receivable	2,006	2,709
Inventories	2,481	3,891
Prepaid expenses	648	385

Total Current Assets	6,062	10,085
Net property, plant and equipment	150,680	160,391
Net intercompany	(1,212)	(164,777)
Other assets	2,336	2,402
Other intangible assets, net	16,731	39,877

Total Noncurrent Assets	168,535	37,893

Total Assets	$174,597	$47,978

Current Liabilities
Accounts payable and accrued expenses	$16,164	$15,613
Deferred revenue	4,183	3,151
Other accrued expenses	5,164	3,241

Total Current Liabilities	25,511	22,005
Deferred rent and other	23,531	22,809

Total Long-Term Liabilities	23,531	22,809

Total Liabilities	$49,042	$44,814

4. Earnings Per Share

The denominator in the earnings per share calculation, as described more fully in Note 1, was based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended		Nine Months Ended
	Jan. 25, 2013	Jan. 27, 2012	Jan. 25, 2013	Jan. 27, 2012
Basic	27,994	29,319	28,203	29,909
Effect of dilutive stock options	142	96	142	90

Diluted	28,136	29,415	28,345	29,999

5. Stock-Based Compensation

Stock-based compensation expense of $2,236 and $1,377 for the third quarters of fiscal 2013 and 2012, respectively, and $5,852 and $4,094 for the first nine months of fiscal 2013 and 2012, respectively, is included in the Consolidated Statements of Income. The increase in stock-based compensation expense is due to a higher level of achievement in performance based goals and the additional vesting of awards based upon the change in fiscal 2012, whereby at retirement, stock grants will continue to vest on their original vesting schedule. See Note 1.

6. Industry Segments

Information on our operating segments is summarized as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	Jan. 25, 2013	Jan. 27, 2012	Jan. 25, 2013	Jan. 27, 2012
Sales:
Bob Evans Restaurants	$245,494	$242,360	$739,762	$728,949
Mimi’s Café	91,119	94,948	258,715	270,385
BEF Foods	105,517	95,160	279,331	252,581

	442,130	432,468	1,277,808	1,251,915
Intersegment sales of BEF Foods	(7,690)	(4,129)	(22,776)	(11,030)

Total	$434,440	$428,339	$1,255,032	$1,240,885

Operating (loss) income:
Bob Evans Restaurants	$17,638	$19,889	$55,449	$63,865
Mimi’s Café	134,357	3,222	126,001	(1,544)
BEF Foods	(153,641)	7,147	(141,075)	16,762

Total	$(1,646)	$30,258	$40,375	$79,083

In the third quarter of fiscal 2013, we forgave an intercompany note payable to Bob Evans Farms, Inc. (Delaware Corporation), a member of the BEF Foods segment, from Mimi’s Café for $156,945, and an intercompany receivable from Bob Evans Restaurants from Mimi’s Café for $527. The extinguishment of the intercompany note payable and intercompany payable is reported on the S,G&A line of the Consolidated Statements of Income.

Effective January 28, 2013, we entered into a definitive agreement for the sale of our Mimi’s Café operating segment to Le Duff America, Inc. Effective February 15, 2013, we completed the sale of Mimi’s Café to Le Duff America, Inc. See Note 14 for further information.

7. Taxes

The combined federal and state effective income tax rate was 160.8% in the third quarter of fiscal 2013 versus 28.6% in the corresponding period a year ago. The tax rate for the third quarter of fiscal 2013 resulted from the tax impact of a corporate conversion implemented during the third quarter of fiscal 2013 whereby the restaurant operations, specifically Bob Evans Farms, Inc., an Ohio corporation, and SWH Corporation, a California corporation, were converted from corporations to limited liability companies and the reduction of book income for the impairment of Mimi’s Café. The expected third quarter fiscal 2013 effective tax rate, prior to the impact of the conversion and impairment, was 26.6%.

Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year and includes the impact of discrete items for the quarter. We expect an annual tax benefit with an annual effective tax rate of (5.2%). The expected fiscal 2013 annual effective tax rate, prior to the impact of the corporate conversion as noted above, and the Mimi’s impairment, as discussed in Notes 9 and 10, will be approximately 32.0%.

8. Debt

In the third quarter of fiscal 2012, we obtained a $300,000 variable-rate revolving credit facility (“credit facility”), of which $12,849 is reserved for certain stand-by letters of credit. The credit facility is intended to provide us with liquidity options and to support our primary growth and return initiatives. The credit facility extends over a period of five years and requires us to pay interest on outstanding borrowings at a rate based on London Interbank Offered Rate (“ LIBOR”) or the Base Rate plus a margin based on our leverage ratio, ranging from 0.75% to 2.00% per annum for LIBOR, and ranging from 0.00% to 1.00% per annum for the Base Rate. The Base Rate is the highest of (i) the Administrative Agent’s prime rate (ii) the Federal Funds open rate plus 0.50% or (iii) the Daily LIBOR Rate plus 1.00%. We are also required to pay a commitment fee of 0.150% per annum to 0.275% per annum, based on our leverage ratio, on the average unused portion of the total lender commitments then in effect. We incurred financing costs of $1,000, which are being amortized over five years. Our effective interest rate for the credit facility is 1.4% for the three months ended January 25, 2013 and 1.3% for the nine months ended January 25, 2013.

As of January 25, 2013, we had $189,031 outstanding on the credit facility. The funds were borrowed to prepay our private placement debt, pay cash consideration for the Kettle acquisition, fund our Farm Fresh Refresh remodeling initiative, buyback of shares, pay dividends and other capital investments. Our interest expense on variable rate debt may increase in future periods as the credit facility funding source is utilized.

On August 28, 2012, we obtained an interest-free loan of $1,000, due ten years from the date of borrowing, with no prepayment penalty. We have imputed interest based on our current borrowing rate. The loan was provided to assist with the construction costs of the new corporate building.

On November 30, 2012, we provided the agents for the Note Purchase Agreement, dated July 28, 2004, as amended (“2004 Notes”), and the Note Purchase Agreement, dated July 28, 2008, as amended (“2008 Notes”), with a prepayment notice. The interest rates under the 2004 Notes was Series 5.12% and 5.67%, and under the 2008 Notes was 6.39% and 6.39%. Per the terms of the 2004 Notes and the 2008 Notes (collectively, “Private Placement Notes”), notice of prepayment was required at least 30 days, but not more than 60 days, prior to payment.

On December 31, 2012, we prepaid the Private Placement Notes in full, consisting of $97,145 in current aggregate principal amount, plus a make-whole amount of $6,150 determined in accordance with the provisions of the Private Placement Notes. Absent their early termination and prepayment, the maturity date of the 2004 Notes and the 2008 Notes would have been July 28, 2016 and July 28, 2014, respectively. We used cash on hand and borrowings from our credit facility to prepay the Private Placement Notes.

9. Impairment

We assess the carrying value of our goodwill, other intangible assets and long-lived assets whenever circumstances indicate that a decline in value may have occurred. Based on our definitive agreement to sell Mimi’s Café to LeDuff America, Inc. for $50,000 subsequent to our third quarter ended January 25, 2013, we determined that indicators of potential impairment were present during the third quarter of fiscal 2013.

We performed a recoverability test and determined that undiscounted cash flows of the long-lived asset group were less than the carrying amount of the long-lived asset group. Our market-approached valuation indicated that the asset group had a fair value of $125,555, compared to its then-current carrying value of $148,222. This resulted in a pretax impairment charge in the Mimi’s Café segment related to the Mimi’s business trade name of $22,667, which is included in the “Intangible impairment” line in the Consolidated Statements of Income.

The change in the carrying amount of other intangible assets, included within assets held for sale, for the nine months ended January 25, 2013, is as follows:

Mimi’s Café
Balance at April 27, 2012	$39,877
Impairment	(22,667)
Amortization	(479)

Balance at January 25, 2013	$16,731

10. Restructuring and Severance Charges

We recorded pretax restructuring and severance charges totaling $2,613 and $8,559, for the three months and nine months ended January 25, 2013, respectively (reflected in S,G&A expenses), related to organizational realignments and closures of production facilities.

Bob Evans Restaurants incurred for the three months and nine months ended January 25, 2013, severance expense of $253 and $1,050, respectively, due to an organizational realignment. Mimi’s Café incurred for the three months and nine months ended January 25, 2013, restructuring expense of $1,121 and $2,325, respectively. As of January 25, 2013, $982 was paid for severance by Bob Evans Restaurants and we anticipate that we will pay an additional $68 in severance costs. As of January 25, 2013, $1,664 was paid for restructuring by Mimi’s Café and we anticipate that we will pay an additional $661 in restructuring costs.

In May 2012, we announced our intention to close our food production plants in Springfield, Ohio and Bidwell, Ohio, part of BEF Foods. The decision to close the food production facilities was due to high production costs. These production facilities will be consolidated at our food production facility in Sulphur Springs, Texas. BEF Foods incurred for the three and nine months ended January 25, 2013, severance and restructuring expense of $1,239 and $5,184, respectively. As of January 25, 2013, $3,192 was paid for restructuring and severance by BEF Foods and we anticipate that we will incur an additional $5,101 in severance and restructuring costs.

We did not record any pretax restructuring and severance charges as of the three months ended January 27, 2012. As of the nine months ended January 27, 2012, we recorded and paid, pretax restructuring and severance charges totaling $287 (reflected in S,G&A expenses). This restructuring and severance was recorded within the Mimi’s Café segment.

The components of the restructuring and severance charges are summarized below by, operating segment:

	Bob Evans Restaurants	Mimi’s Café	BEF Foods	Total
Balance, April 27, 2012	$—	$—	$—	$—
Restructuring and severance charges incurred	1,050	2,325	5,184	8,559
Amounts paid	(982)	(1,664)	(3,192)	(5,838)

Balance, January 25, 2013	$68	$661	$1,992	$2,721

The restructuring and severance liability is included in other accrued expenses in the accompanying Consolidated Balance Sheets at January 25, 2013.

11. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, we classify fair value measurements under the following fair value hierarchy:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are publicly accessible. Active markets have frequent transactions with enough volume to provide ongoing pricing information.

•	Level 2 inputs are other than level 1 inputs that are directly or indirectly observable. These can include unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical assets or liabilities in inactive markets or other observable inputs.

•	Level 3 inputs are unobservable inputs.

The fair value of our long-term debt is based on the current interest rates offered for debt of the same maturities, thus a level 1 measurement.

Financial assets and liabilities, held under certain deferred compensation arrangements, are measured at fair value on a recurring basis, using quoted prices in active markets, thus a level 1 measurement.

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis, including, long-lived assets that have been reduced to fair value when they are held for sale and long-lived assets that are written down to fair value when they are impaired. We evaluate the carrying amount of long-lived assets held and used in the business, periodically and when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management, and is recorded within in SG&A. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The inputs to determine the fair value are considered level 3 measurements.

As a result of our definitive agreement to sell Mimi’s Café for $50,000, we determined indicators of impairment existed during the third quarter of fiscal 2013 for our held for sale asset group. We used a market-approached valuation and performed a recoverability test and determined that undiscounted cash flows of the long-lived asset group were less than the carrying amount of the long-lived asset group. Using the specifics of the definitive sales agreement and the discount rate of 12%, we determined the impairment on the net book value of $22,667.

The following table represents impairments for those assets remeasured to fair value on a non-recurring basis during the fiscal year.

	(in thousands)
	Impairments			Impairments
	Three Months Ended			Nine Months Ended
	Jan. 25, 2013		Jan. 27, 2012	Jan. 25, 2013		Jan. 27, 2012
Assets held for use
Bob Evans Restaurants	$2,371	[1]	$—	$3,598	[2]	$2,806	[3]
BEF Foods	—		—	—		87
Assets held for sale	2,167	[4]	—	2,167	[4]	—

[1]	$1,717 relates to impairment of three underperforming restaurants and $654 relates to the impairment of five nonoperating property, plant and equipment locations
[2]	$1,717 relates to impairment of three underperforming restaurants and $1,881 relates to the impairment of six nonoperating property, plant and equipment locations
[3]	$600 relates to one underperforming location and $2,206 related to impairment of nonoperating restaurant property, plant and equipment
[4]	$2,167 relates to three underperforming locations

Adjusted fair values of non-financial held for use assets measured at fair value on a non-recurring basis and still held at January 25, 2013 were not material. The adjusted fair value as of the impairment date of the net book value of assets held for sale was $125,555.

12. Commitments and Contingencies

As of January 25, 2013, future minimum rental payments on operating leases were $295,049. Our operating leases are described more fully in Note 1.

We are subject to various claims and contingencies related to lawsuits and other matters arising out of the normal course of business. We are of the opinion that there are no matters pending or threatened that are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.

Although we do not believe the matter to be material, we are involved in litigation with one of our suppliers pursuant to a Complaint and accompanying Motion for Preliminary Injunction styled: Reser’s Fine Foods, Inc. v. Bob Evans Farms, Inc. and Bob Evans Farm Foods, Inc., Case Number 313CV00098AA, dated January 17, 2012 and pending in the United States District Court, Portland Division. We believe the suit to be without merit, intend to vigorously defend the action, and filed certain counterclaims against the plaintiff on February 22, 2012. We disclose herein as an accompanying note to the references made during our Third Quarter earnings release.

13. Supplemental Cash Flow Information

Cash paid for income taxes and interest for the nine months ended 2013 and 2012 is summarized as follows:

	(in thousands)
	Nine Months Ended
	Jan. 25, 2013	Jan. 27, 2012
Income taxes paid, net	$33,170	$29,926

Interest paid	$11,439	$6,278

14. Subsequent Events

Effective January 28, 2013, we entered into a definitive agreement to sell our operating segment, Mimi’s Café, to Le Duff America, Inc. The purchase price of the transaction is $50,000, consisting of $20,000 in cash and a note for $30,000, subject to customary purchase price allocations and adjustments. The note has an annual interest rate of 1.5% and a term of seven years. The interest and note are payable in full at maturity. We will continue to provide transitional services to Mimi’s Café for a period of up to one year. As a result of the definitive agreement to sell Mimi’s Café, we have disclosed assets and liabilities as held for sale on the Consolidated Balance Sheets.

Effective February 15, 2013, we completed the sale of Mimi’s Café to Le Duff America, Inc.

The Board of Directors approved a quarterly cash dividend of $0.275 per share. The quarterly cash dividend will be paid on March 25, 2013 to shareholders of record at the close of business on March 11, 2013.

On November 23, 2012, the Board of Directors authorized a share repurchase program of up to $25,000; with $2,000 allocated to open market or privately purchased shares of common stock pursuant to a Rule 10b-18 Plan starting immediately; and with $23,000 of which is allocated to a Rule 10b5-1 nondiscretionary trading program (“10b5-1 program”). The 10b5-1 program began on December 7, 2012 and was cancelled effective February 26, 2013. On February 26, 2013, the Board of Directors authorized a share repurchase program of up to $25,000. This program begins on March 22, 2013. The plan terminates at the earlier of the use of all authorized funds or August 14, 2013. The program authorizes Bob Evans to repurchase its outstanding common stock in the open market or through privately negotiated transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General Overview

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “Company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. The following terms used herein are registered trademarks or service marks of Bob Evans: Bob Evans®, Bob Evans Restaurants®, Bob Evans Special Touch®, Best Brand BuildersSM, Farm Fresh®, Kettle Creations®, Owens® and Taste of the Farm®. We may use other trademarks or service marks in this document.

As of January 25, 2013, we owned and operated 710 full-service restaurants, including 565 Bob Evans Restaurants in 19 states and 145 Mimi’s Cafés (“Mimi’s”) in 24 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Mimi’s are primarily located in California and other western states. Revenue in the Bob Evans Restaurants and Mimi’s segments is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption.

Effective December 28, and 31, 2012, we completed the conversions of Bob Evans Farms, Inc., an Ohio corporation, and SWH Corporation, a California corporation, from corporations to limited liability companies.

Effective January 28, 2013, we entered into a definitive agreement to sell our segment, Mimi’s Café, to Le Duff America, Inc. Le Duff America is a U.S.-based subsidiary of Groupe Le Duff, a global bakery and restaurant company headquartered in France.

Effective February 15, 2013, we completed the sale of Mimi’s Café to Le Duff America, Inc.

We also produce and distribute pork sausage products and a variety of complementary homestyle refrigerated side dishes and frozen food items under the Bob Evans and Owens brand names. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. Additionally, we manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and Mimi’s and other restaurants and food sellers. Revenue in the BEF Foods segment is recognized when products are received by our customers. All revenue is presented net of sales tax collections.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This MD&A and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this MD&A that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended April 27, 2012, under the heading “Item 1A. Risk Factors”, and as supplemented in our other filings with the SEC. We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made. Any further disclosures we make in our filings with the SEC should also be consulted.

The following table reflects data for our third fiscal quarter ended January 25, 2013, compared to the prior year’s third fiscal quarter ended January 27, 2012. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our three segments – Bob Evans Restaurants, Mimi’s Café and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

(dollars in thousands)	Consolidated Results		Bob Evans Restaurants		Mimi’s Café		BEF Foods
	Q3 2013	Q3 2012	Q3 2013	Q3 2012	Q3 2013	Q3 2012	Q3 2013	Q3 2012
Net sales	$434,440	$428,339	$245,494	$242,360	$91,119	$94,948	$97,827	$91,031
Operating (loss) income	$(1,646)	$30,258	$17,638	$19,889	$134,357	$3,222	$(153,641)	$7,147
Cost of sales	31.0%	32.1%	24.3%	24.1%	25.7%	27.2%	52.9%	58.7%
Operating wages	31.6%	31.2%	37.5%	38.1%	37.7%	35.9%	11.1%	7.8%
Other operating	16.6%	16.3%	17.7%	18.4%	22.9%	21.2%	7.9%	5.7%
S,G&A	11.6%	8.6%	7.8%	6.2%	-160.7%	6.2%	181.5%	17.3%
Depreciation and amortization	4.3%	4.7%	5.5%	5.0%	2.1%	6.2%	3.6%	2.6%
Intangible impairment	5.2%	0.0%	0.0%	0.0%	24.9%	0.0%	0.0%	0.0%

Operating (loss) income	-0.4%	7.1%	7.2%	8.2%	147.5%	3.4%	-157.1%	7.9%

Restaurant Industry Overview

The ongoing industry-wide factors most relevant to our restaurants include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, same-store sales, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather.

Bob Evans Restaurants Segment Overview

Bob Evans Restaurants’ operating income was $17.6 million in the third quarter of fiscal 2013 compared to $19.9 million in the corresponding period last year, a decrease of $2.3 million or 11.3%.

For the third quarter of fiscal 2013, operating income improved $0.5 million from the structural transaction of the extinguishment of intercompany payables due to a corporate conversion during the third quarter of fiscal 2013, whereby the restaurants operations were converted from corporations to limited liability companies. For the third quarter of fiscal 2013, as a result of operations, the factors that had the greatest positive impact on Bob Evans Restaurants’ performance were pricing, improvement in same-store sales trends, the effect of our Farm Fresh Refresh remodeling initiative and reduction in marketing expenses and non-income taxes, which were more than offset by impairment on underperforming restaurants and non-operating property, plant and equipment and increases in 401K plan match and long-term incentives.

In the third quarter of fiscal 2013, same-store sales increased 1.6% at Bob Evans Restaurants compared to the corresponding period last year, largely due to our continued strong performance of the Farm Fresh Refresh remodeling initiative. We are sustaining improvement of same-store sales in restaurants that were part of the initial Farm Fresh Refresh remodeling initiative, beyond the initial year after reopening, of approximately 2.7% in sales lift.

At Bob Evans Restaurants, value messaging, menu innovation, and bakery and off-premise sales layers are driving growth, along with the lift provided by the Farm Fresh Refresh remodeling initiative. In the third quarter of fiscal 2013, we completed 40 Farm Fresh Refresh remodels at Bob Evans Restaurants. The Farm Fresh Refresh remodeling initiative continues to show improved sales and operating income in comparison to the remainder of the units. We are also seeing improved sales for the restaurants included in the Farm Fresh Refresh remodeling initiative. The sales lift provided by these restaurants, open less than a year after reopening, is 3.1%. We are on track to complete the Farm Fresh Refresh initiative for all Bob Evans Restaurants by the end of fiscal year 2014. We expect to begin our new restaurant opening program in fiscal 2015 with an evolved design and upgraded site selection process.

Mimi’s Café Segment Overview

For the third quarter of fiscal 2013, the factors that had the greatest impact on Mimi’s performance were related to structural transactions in the business, including the corporate conversion and the classification of Mimi’s Café as held for sale, rather than the day-to-day operating activities. Mimi’s Café’s operating income increased $156.4 million as a result of the extinguishment of an intercompany note payable, partially offset by extinguishment of intercompany receivables, due to the corporate conversion implemented during the third quarter of fiscal 2013, as noted above. As a result of classifying Mimi’s Café as held for sale in the third quarter, operating income improved due to ceasing depreciation and amortization in the amount of $3.9 million. Offsetting these items was an impairment of $22.7 million recognized on an intangible asset to reflect the held for sale asset group at fair market value. As a result of operations, Mimi’s Café operating income in the third quarter of fiscal 2013 declined due to a decline in same-store sales of 4.0% and due to recognizing an impairment loss on three underperforming restaurants in the amount of $2.1 million.

Mimi’s Café operating income was $134.4 million in the third quarter of fiscal 2013 compared to $3.2 million in the corresponding period last year, an increase of $131.1 million.

BEF Foods Segment Overview

The ongoing industry-wide factors most relevant to our BEF Foods segment include: sow availability and costs, other commodity costs, transportation and energy costs, competition, governmental regulations, food safety, the economy and consumer acceptance.

In the third quarter of fiscal 2013, net sales increased $6.8 million. The increase in net sales is mostly due to the increase in total pounds sold of 13.1%, compared to the corresponding period last year.

The operating loss in the BEF Foods segment was $153.6 million, a decrease of $160.8 million in the third quarter of fiscal 2013, compared to operating income of $7.1 million in the corresponding period last year. For the third quarter of fiscal 2013, the factor that had the greatest impact on BEF Foods performance was the extinguishment of intercompany debt of $156.9 million, a structural transaction due to the corporate conversion as noted above. As a result of operations, the factor that had the greatest positive impact on BEF Foods segment’s profitability were increases in total pounds sold of 13.1% compared to the corresponding period last year and a decrease in sow costs of 3.0%. These positive impacts on BEF Foods’ operating results were partially offset by increases in operating wages and fringe benefits and other operating expenses due to our peak holiday production period. We also realized increases in advertising expenses in the third quarter of fiscal 2013 from shifts in the first and second quarters of fiscal 2013 to better align consumer promotions with retail incentives and to maximize the value of our advertising spend. Total pounds sold increased 13.1%, of which 3.5% is related to the Kettle Creations® brand and 9.6% is related to food service. Sow costs represent a significant part of BEF Foods segment’s cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. Average sow costs decreased to $58.72 per hundredweight in the third quarter of fiscal 2013, or 3.0%, from $60.56 per hundredweight in the corresponding period last year.

We are focused on delivering top-line profitable growth in the BEF Foods segment. We expect to attain this goal through expanded distribution of side dishes, frozen, fresh and precooked sausage product lines, increased volume of foodservice sales, including continued insourcing of products used in our restaurants, and inorganic acquisition opportunities. We saw growth in market share for our sausage and refrigerated side dish products and a stable share in frozen products during the third quarter of fiscal 2013. The acquisition of Kettle and its food production facility early in the second quarter of fiscal 2013 enables us to expand our rapidly growing side dish category. We are in the process of expanding Kettle’s food production facility, as well as our plant in Sulphur Springs, Texas to respond to our growing portfolio of refrigerated side dishes and convenience sausage and breakfast offerings.

Sales

Consolidated net sales increased 1.4% to $434.4 million in the third quarter of fiscal 2013 compared to $428.3 million in the corresponding period last year. The net sales increase was comprised of increases of $3.1 million and $6.8 million in Bob Evans Restaurants and BEF Foods segments’ net sales, respectively, partially offset by a net sales decrease of $3.8 million in Mimi’s Café. For the nine-month period ended January 25, 2013, consolidated net sales increased $14.1 million, or 1.1%, compared to the corresponding period last year.

Bob Evans Restaurants reported net sales of $245.5 million, a 1.3% increase, in the third quarter of fiscal 2013 compared to the $242.4 million in the corresponding period last year. For the nine-month period ended January 25, 2013, Bob Evans Restaurants’ net sales increased $10.8 million, or 1.5%, compared to the corresponding period last year. The sales increase in the third quarter was due primarily to positive same-store sales, partially offset by temporary closures at Bob Evans Restaurants for the Farm Fresh Refresh remodeling initiative. Bob Evans Restaurants that undergo a Farm Fresh Refresh remodel are closed an average of five to seven days, which equated to a loss in net sales of approximately $1.0 million in the third quarter of fiscal 2013.

We continue to see a sales lift provided by restaurants that undergo a Farm Fresh Refresh remodeling initiative over non-refreshed restaurants beyond the initial year after reopening of approximately 2.7% in sales lift. We are also seeing improved sales for the restaurants included in the Farm Fresh Refresh remodeling initiative. The sales lift provided by these restaurants, open less than a year after reopening, is 3.1%. We remain on track for completing our Farm Fresh Refresh remodeling initiative by the end of fiscal 2014.

Bob Evans Restaurants experienced a same-store sales increase of 1.6% in the third quarter of fiscal 2013, which included an average menu price increase of 2.8%, compared to a same-store sales increase of 1.6% and a menu price increase of 2.0% in the corresponding period last year. For the nine-month period ended January 25, 2013, Bob Evans Restaurants experienced a same-store sales increase of 1.2%, with a combined pricing and menu mix impact of 2.1%. The increase in net sales is attributable to the sales lift provided by restaurants that were remodeled as part of our Farm Fresh Refresh remodeling initiative, which is designed to drive dine-in sales and expand high growth layers, such as bakery and off-premise sales. Our broad value platform that extends across breakfast, lunch and dinner day parts also contributed to positive same-store sales at Bob Evans Restaurants. In addition to our value platform, we are also seeing success with our three-course dinner platform that offers guests options of steak and fish with options to add side dishes. We are also expanding our premium seafood offerings with the addition of fish and chips and combination entrees that include shrimp and chicken or shrimp and fish. We are also pleased that our bakery sales layer has completely offset the impact of discontinuing our retail sales layer with reduced complexity. Our bakery also supports the Bob Evans Restaurant brand more appropriately than the previous retail offerings.

Mimi’s Café reported net sales of $91.1 million, in the third quarter of fiscal 2013, a decrease of 4.0% compared to $94.9 million in the corresponding period last year. For the nine-month period ended January 25, 2013, Mimi’s Café net sales decreased $11.7 million, or 4.3%, compared to the corresponding period last year due to increased competition from other casual restaurants.

Mimi’s Café experienced a same-store sales decrease of 4.0% in the third quarter of fiscal 2013, which included an average menu price increase of 1.3%, compared to a same-store sales decrease of 3.4% and a menu price increase of 4.1% in the corresponding period last year. For the nine-month period ended January 25, 2013, Mimi’s Café experienced a same-store sales decrease of 4.3%, with a combined pricing and menu mix impact of 0.8%.

Same-store sales computations for a given year are based on net sales of restaurants that are open for at least 18 months prior to the start of that year. Net sales of restaurants to be rebuilt are excluded from the computation in the period when construction commences on the replacement building. Net sales of closed restaurants are excluded from the computation in the period of closure. Stores are not excluded if they are closed for our ongoing Farm Fresh Refresh remodeling initiatives.

The following chart summarizes the restaurant openings and closings during the last seven quarters for Bob Evans Restaurants and Mimi’s Café:

Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2013
1st quarter	565	2	2	565
2nd quarter	565	—	—	565
3rd quarter	565	—	—	565

Fiscal 2012
1st quarter	563	—	—	563
2nd quarter	563	2	1	564
3rd quarter	564	—	—	564
4th quarter	564	2	1	565

Mimi’s Cafe:

	Beginning	Opened	Closed	Ending
Fiscal 2013
1st quarter	145	—	—	145
2nd quarter	145	—	—	145
3rd quarter	145	—	—	145

Fiscal 2012
1st quarter	145	—	—	145
2nd quarter	145	—	—	145
3rd quarter	145	—	—	145
4th quarter	145	—	—	145

In the third quarter of fiscal 2013, we did not close or open any new Bob Evans Restaurants and we remodeled 40 existing locations. Since the success of the Farm Fresh Refresh remodeling initiative has proven to extend beyond the initial year after reopening, we made the decision to accelerate the initiative to remodel all Bob Evans Restaurants by the end of fiscal year 2014. We remain on track to complete the Farm Fresh Refresh remodeling initiative for all Bob Evans Restaurants during fiscal year 2014. We will defer all remaining new builds planned for fiscal 2013 to dedicate the necessary resources for the acceleration of the Farm Fresh Refresh remodeling initiative. We expect to begin our new restaurant opening program in fiscal 2015 with an evolved design and upgraded site selection process in an attempt to drive average unit volumes in excess of our current average unit volume.

We did not open, close or remodel any Mimi’s Café restaurants in the third quarter of fiscal 2013.

BEF Foods experienced a sales increase of $6.8 million, or 7.5%, in the third quarter of fiscal 2013, compared to the corresponding period last year. The increase in net sales in the third quarter of fiscal 2013 is a result of an increase in total pounds sold. Total pounds sold increased 13.1% in the third quarter of fiscal 2013. We acquired Kettle early in the second quarter of fiscal 2013, which accounted for $1.7 million in net sales and 3.5% of the increase in total pounds sold. The increase in net sales was partially offset by an increase in promotional expenses, which are a reduction from gross sales to net sales, of $4.4 million. For the nine-month period ended January 25, 2013, BEF Foods experienced a sales increase of $15.0 million or 6.2%, compared to the corresponding period last year. Total pounds sold increased 12.3% for the nine months ended January 25, 2013, partially offset by an increase in promotional expenses of $8.2 million. Kettle accounted for $3.3 million and 2.4% of the total increase in net sales and total pounds sold, respectively, for the nine-month period ended 2013.

We intend to grow BEF Foods, both organically through new product introductions and by expanding our retail distribution, as well as inorganically with acquisition opportunities that play to our strengths, particularly in the refrigerated area of the grocery store. Our continued integration of Kettle into BEF Foods provides support for our plans to successfully grow the business through acquisitions, by accelerating product innovation, and expanding our selection of food products at each distribution point. Our foodservice business is growing through a diverse base of customers, such as quick service and casual dining restaurants, convenience stores, and consumer packaged goods manufacturers, resulting in an increase in volume of about 42% and 36% for the three and nine months ended January 25, 2013, respectively.

Cost of Sales

Consolidated cost of net sales (cost of materials) was 31.0% of net sales in the third quarter of fiscal 2013 and 29.9% of net sales through nine months of fiscal 2013 compared to 32.1% and 31.0% of net sales, respectively, in the corresponding periods a year ago. We are continuing our focus on menu management and SKU rationalization processes that are geared to reducing the complexity of our restaurant menu and foods items. We believe that a reduction in complexity will continue to allow us to manage food costs more effectively, which should lead to cost of sales improvements.

Bob Evans Restaurants’ cost of sales (predominantly food costs) was 24.3% of net sales in the third quarter and 24.0% of net sales through nine months of fiscal 2013, compared to 24.1% and 23.7% of net sales, respectively, in the corresponding periods a year ago. The increase in the cost of sales ratio was due to commodity cost increases, unfavorable menu mix shifts and as a result of additional off-premise and bakery layers, which were partially offset by ongoing efficiency initiatives, including the actual-versus-theoretical food cost program.

Mimi’s Café’s cost of net sales (predominantly food costs) was 25.7% of net sales in the third quarter and 26.2% of net sales through nine months of fiscal 2013, compared to 27.2% and 26.9% of net sales, respectively, in the corresponding periods a year ago. The decrease in the cost of sales ratio was due to food cost initiatives, ongoing efficiency initiatives including the actual-versus-theoretical food cost program and a new menu designed to drive product mix favorability, which were partially offset by commodity increases.

BEF Foods’ cost of sales ratio was 52.9% of net sales in the third quarter of 2013 and 50.5% of net sales through nine months of fiscal 2013, compared to 58.7% and 57.4% of net sales, respectively, in the corresponding periods a year ago. The decrease in BEF Foods’ cost of sales ratio in the third quarter and through nine months of fiscal 2013 was due primarily to the acquisition of Kettle and a decrease in sow costs, Sow costs averaged $58.72 and $52.19 per hundredweight, in the third quarter and through nine months of fiscal 2013, respectively, compared to $60.56 and $61.94 per hundredweight, respectively, in the corresponding periods last year. We expect sow costs to average $55 to $60 per hundredweight for the fiscal year. Prior to the acquisition of Kettle, substantially all costs related to acquiring product from Kettle were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF foods was buying a finished product. Subsequent to the acquisition of Kettle, as an owned facility rather than a supplier, cost of materials are still included in inventories and cost of sales, however, labor costs, depreciation and other production costs are included in operating wages, depreciation and other operating expenses respectively.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) were 31.6% of net sales and 32.2% of net sales in the third quarter and through nine months of fiscal 2013, respectively, compared to 31.2% and 32.2% of net sales, respectively, in the corresponding periods last year.

Bob Evans Restaurants’ operating wages were 37.5% of net sales in the third quarter and through nine months of fiscal 2013, compared to 38.1% of net sales, in the corresponding periods last year. The operating wages ratio in the third quarter and through nine months of fiscal 2013 decreased due to sales leverage from improvement in same-store sales and labor efficiency initiatives, including more effective scheduling.

Mimi’s Café’s operating wages were 37.7% of net sales in the third quarter of fiscal 2013 and 38.1% of net sales through nine months of fiscal 2013 compared to 35.9% and 37.1% of net sales, respectively, in the corresponding periods last year. The operating wages ratio in the third quarter and through nine months of fiscal 2013 increased primarily as a result of negative leverage due to declines in same-store sales.

In BEF Foods, operating wages were 11.1% of net sales and 10.7% of net sales in the third quarter and through nine months of fiscal 2013, respectively, compared to 7.8% and 9.0% of net sales, respectively, in the corresponding periods last year. The increase in the operating wages ratio in the third quarter and through nine months of fiscal 2013 was due to additional operating wages and fringe benefits associated with our acquisition of Kettle early in the second quarter of fiscal 2013. Prior to the acquisition of Kettle, substantially all costs related to acquiring product from Kettle were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition of Kettle, as an owned facility rather than a supplier, labor costs were included in operating wages, resulting in an increase in operating wages. Through nine months of fiscal 2013, the increase in operating wages was partially offset by the sale of the Springfield, Ohio warehouse facility in the second quarter of fiscal 2012. The fees associated with the third-party distribution agreement, as an outsourced facility in fiscal year 2013 rather than an owned facility through the first two quarters of fiscal 2012, are included in other operating expenses in the current year. In the first two quarters of fiscal 2012, when we owned the facility, there were operating wages associated with running the warehouse facility.

Other Operating Expenses

The most significant components of other operating expenses were utilities, restaurant advertising, restaurant supplies, rent, non-income based taxes, repairs and maintenance, credit/debit/gift card processing fees, preopening expenses related to our Farm Fresh Refresh remodeling initiative and new restaurant openings. Consolidated other operating expenses were 16.6% of net sales and 17.3% of net sales in the third quarter and through nine months of fiscal 2013, respectively, compared to 16.3% of net sales and 16.6% of net sales, respectively, in the corresponding periods last year.

Bob Evans Restaurants’ other operating expenses were 17.7% of net sales and 18.1% of net sales in the third quarter and through nine months of fiscal 2013, respectively, compared to 18.4% of net sales and 17.9% of net sales, respectively, in the corresponding periods last year. The decrease in other operating expense ratio in the third quarter was a result of decreases in advertising and non-income tax expenses. The decline in advertising and non-income tax expenses are a result of realizing savings in media buys and a result of a sales tax settlement, respectively. These declines in other operating expenses were partially offset by increases in restaurant supplies and preopening expenses as part of our Farm Fresh Refresh remodeling initiative. The increase in the other operating expense ratio through nine months of fiscal January 25, 2013 was a result of increases in restaurant supplies and preopening expense as part of our Farm Fresh Refresh remodeling initiative. The other operating expense ratio also increased as a result of higher health insurance claims. The increases in other operating expenses through nine months of fiscal January 25, 2013 were partially offset by a decline in non-income tax expenses due to adjustments related to sales tax audits.

Mimi’s Café’s other operating expenses were 22.9% of net sales and 24.4% of net sales in the third quarter and through nine months of fiscal 2013, respectively, compared to 21.2% of net sales and 22.9% of net sales, respectively, in the corresponding periods last year. The increase in the other operating expense ratio in the third quarter and through nine months was a result of deleverage due to same-store sales declines, additional advertising, repairs and maintenance expenses and increases in occupancy costs, primarily related to rent expense. Through nine months of fiscal 2013, the increases in advertising and repairs and maintenance were partially offset by declines in credit card processing fees and utilities expenses.

BEF Foods’ other operating expenses ratio was 7.9% of net sales in the third quarter of fiscal 2013 and 8.0% of net sales through nine months of fiscal 2013 compared to 5.7% and 5.8% of net sales, respectively, in the corresponding periods last year. The increase in the other operating expense ratio in the third quarter and through nine months of fiscal 2013 was due primarily to additional other operating expenses associated with our acquisition of Kettle early in the second quarter of fiscal 2013 and volume-related increases in hauling and freight expenses, partially offset by our lean manufacturing productivity initiatives. Prior to the acquisition of Kettle, substantially all costs related to acquiring product from Kettle were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition of Kettle, as an owned facility rather than a supplier, cost of materials are still included in inventories and cost of sales, however, other production costs are included in other operating expense. Additionally, the fees associated with the third-party distribution agreement, as an outsourced facility in fiscal year 2013 rather than an owned facility through the first two quarters in fiscal 2012, are included in other operating expenses in the current year. In the first two quarters of fiscal 2012, when we owned the facility, there were operating wages associated with running the Springfield, Ohio warehouse facility.

Selling, General and Administrative Expenses (“S,G&A”)

Consolidated S,G&A expenses were 11.6% of net sales and 10.7% of net sales in the third quarter and through nine months of fiscal 2013, respectively, compared to 8.6% of net sales and 8.9% of net sales, respectively, in the corresponding periods last year.

Bob Evans Restaurants’ S,G&A expenses were 7.8% of net sales and 7.6% of net sales in the third quarter and through nine months of fiscal 2013, respectively, compared to 6.2% of net sales and 6.5% of net sales, respectively, in the corresponding periods last year. S,G&A decreased $0.5 million through the three months and the nine months ended January 25, 2013 due to the structural transaction of the extinguishment of intercompany payables resulting from the corporate conversion during the third quarter of fiscal 2013, as noted above. As a result of operations, the increase in the S,G&A ratio for three months and nine months ended January 25, 2013 was due primarily to the impairment of underperforming restaurants and nonoperating property, plant and equipment, increased spending on 401k match expenses and long-term incentives and filling positions that were open in the prior year. Additionally, through nine months of fiscal 2013, there was $1.1 million in restructuring and severance costs, partially offset by a $0.4 million gain on the sale of assets.

Mimi’s Café’s S,G&A improved to 160.7% of net sales and 51.3% of net sales in the third quarter and through nine months of fiscal 2013, respectively, compared to an expense of 6.2% of net sales and 7.1% of net sales, respectively, in the corresponding periods last year. For the three and nine months ended January 25, 2013, the factors that had the greatest impact on Mimi’s improved S,G&A were related to structural transactions in the business, rather than day-to-day operating activities, including the corporate conversion and the classification of Mimi’s Café as held for sale. Mimi’s Café’s S,G&A decreased $156.4 million as a result of the extinguishment of an intercompany note payable, partially offset by extinguishment of intercompany receivables, due to the corporate conversion implemented during the third quarter of fiscal 2013, as noted above. As a result of operations, for the three months ended January 25, 2013, the S,G&A benefit was partially offset by impairment charges on underperforming restaurants and restructuring and severance costs of $2.1 million and $1.1 million, respectively. For the nine months ended January 25, 2013, the S,G&A benefit was partially offset by impairment charges on underperforming restaurants and restructuring and severance costs of $2.1 million and $2.3 million, respectively.

BEF Foods’ S,G&A expenses were 181.5% of net sales and 82.3% of net sales in the third quarter and through nine months of fiscal 2013, respectively, compared to 17.3% of net sales and 18.1% of net sales, respectively, in the corresponding periods last year. S,G&A increased $156.9 million through the three and nine months ended January 25, 2013 due to the structural transaction of the extinguishment of intercompany note payable resulting from the corporate conversion implemented during the third quarter of fiscal 2013, as noted above. As a result of operations, in the third quarter and through nine months of fiscal 2013, there was an increase in S,G&A due to severance and restructuring costs of $1.2 million and $5.2 million, respectively, an increase in acquisition related costs of $0.2 million and $1.6 million, primarily associated with our acquisition of Kettle, respectively, and $0.5 million in charges associated with a product recall recorded in third quarter of fiscal 2013.

Depreciation and Amortization

Consolidated depreciation and amortization expenses (“D&A”) were 4.3% of net sales and 4.9% of net sales in the third quarter and through nine months of fiscal 2013, respectively, compared to 4.7% of net sales and 4.9% of net sales in the corresponding periods last year.

Bob Evans Restaurants’ D&A expenses were 5.5% of net sales and 5.3% of net sales in the third quarter and through nine months of fiscal 2013, respectively, compared to 5.0% of net sales in both the corresponding periods last year. The increase in the D&A ratio is a result of an increase in depreciable assets related to Bob Evans Restaurants Farm Fresh Refresh remodeling initiative and new restaurant development. We remodeled 40 existing Bob Evan Restaurants in the third quarter of fiscal 2013, for a total of 121 remodels as part of our Farm Fresh Refresh remodeling initiative through nine months of fiscal 2013. We are on track to complete the Farm Fresh Refresh remodeling initiative for all Bob Evans Restaurants during fiscal year 2014. We expect to begin our new restaurant opening program in fiscal 2015 with an evolved design and upgraded site selection process intended to drive average unit volumes in excess of our current average unit volume.

Mimi’s Café’s D&A expenses were 2.1% of net sales and 5.2% of net sales, respectively, in the third quarter and through nine months of fiscal 2013 compared to 6.2% of net sales and 6.5% of net sales, respectively, in the corresponding periods last year. The decrease in the D&A ratio is a result of ceasing depreciation and amortization expense during the third quarter of fiscal 2013 associated with the held for sale classification of Mimi’s Café.

BEF Foods’ D&A expenses were 3.6% of net sales in both the third quarter and through nine months of fiscal 2013, compared to 2.6% of net sales and 2.8% of net sales, respectively, in the corresponding periods last year. The increase in the D&A expense ratio in the third quarter and through nine months of fiscal 2013 is due primarily to additional depreciation expense associated with our acquisition of Kettle early in the second quarter of fiscal 2013.

Impairment

In accordance with the Intangibles – Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, we assess the carrying value of our long-lived asset group whenever circumstances indicate that a decline in fair value may have occurred. Based on our definitive agreement to sell Mimi’s Café to Le Duff America, Inc. for $50.0 million, we believed that indicators of potential impairment were present during the third quarter of fiscal 2013. We performed a recoverability test and determined that undiscounted cash flows of the long-lived asset group were less than the carrying amount of the long-lived asset group. Based on our market-approached valuation, we determined the fair value of Mimi’s Café to be $125.6 million, compared to its carrying value of $148.2 million. This resulted in a pretax impairment charge related to the business trade name of $22.7 million in the Mimi’s Café segment in the third quarter of fiscal 2013.

Interest

Net interest expense for the third quarter and through nine months of fiscal 2013, compared to the corresponding periods last year, was as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	Jan. 25, 2013	Jan. 27, 2012	Jan. 25, 2013	Jan. 27, 2012
Gross interest expense:
Fixed-rate debt	$6,969	$1,834	$10,211	$5,868
Variable-rate debt	482	45	965	108

	7,451	1,879	11,176	5,976
Gross interest income	—	—	(196)	(1)

Net interest expense	$7,451	$1,879	$10,980	$5,975

At January 25, 2013, $189.0 million and $0.8 million was outstanding on our variable-rate revolving credit facility and on our long-term debt, respectively. The long-term debt represents an interest-free loan of $1.0 million due ten years from the date of borrowing, with no prepayment penalty that we obtained in the second quarter of fiscal 2013. We have imputed interest based on our current borrowing rate. The loan is intended to assist with the construction costs of the new corporate building.

We prepaid the private placement debt in full on December 31, 2012, consisting of $97.1 million in current aggregate principal amount, plus a make-whole amount of approximately $6.1 million determined in accordance with the provisions of the private placement debt. Absent their early termination and prepayment, the maturity date of the private placement debt would have been July 28, 2016 and July 28, 2014, respectively. We used cash on hand and a borrowing from our credit facility to prepay the private placement debt. The increase in interest expense was primarily the result of the prepayment of the private placement debt and the associated make-whole amount in the third quarter of fiscal 2013. During the first quarter of fiscal 2013, we made an annual payment of $38.6 million on our outstanding private placement debt. The total payments on private placement debt through nine months of fiscal 2013 were $135.7 million.

The funds from the credit facility were used to pay down our total private placement debt, fund our Farm Fresh Refresh remodeling initiative and other capital investments, pay cash consideration for the Kettle acquisition, repurchase shares and pay cash dividends. A change in market interest rates will impact our credit facility when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $1.9 million, assuming the $189.0 million outstanding at the end of the third quarter of fiscal 2013 was outstanding for the entire year.

Taxes

The combined federal and state effective income tax rate was 160.8% in the third quarter of fiscal 2013 versus 28.6% a year ago. For the nine months ended 2013, the combined federal and state income tax was a benefit with an effective income tax rate of (5.0%) compared to an expense with an effective income tax rate of 30.5% in the corresponding period a year ago.

The effective income tax rate in the third quarter of fiscal 2013 was substantially different than a year ago because of the impact of a corporate conversion implemented in the quarter, as discussed in the General Overview above, and the impairment of Mimi’s Café, as discussed in the Impairment section above. This impact to the rate is required to be recognized beginning in the third quarter of fiscal 2013, and as a result the third quarter rate of fiscal 2013 includes the cumulative year-to-date effect. Prior to the impact of the conversion and the Mimi’s impairment, the expected effective tax rate for the third quarter and through nine months of fiscal 2013 was 26.6% and 32.0%, respectively.

For fiscal 2013, we expect an annual tax benefit with an annual effective tax rate of (5.2%). We re-evaluate the combined federal and state income tax rates each quarter; therefore, the current projected effective tax rate for the entire year may change.

Liquidity and Capital Resources

Cash generated from the Bob Evans Restaurants, Mimi’s Café and BEF Foods segments and draws on our credit facility were the main sources of funds to pay off our private placement debt, fund our Farm Fresh Refresh remodeling initiative and other capital investments, pay cash consideration for the Kettle acquisition, repurchase shares and pay cash dividends. Cash and equivalents totaled $4.4 million at January 25, 2013.

Operating activities

Net cash provided by operating activities was $96.1 million and $113.2 million for the nine months ended January 25, 2013, and January 27, 2012, respectively. The decrease in cash provided by operating activities year over year was due primarily to increases in federal and state income tax assets, accounts receivable and a decrease in net income, partially offset by an increase in other accrued expenses. The increase in current federal and state income tax assets is a result of two major factors: one, favorable permanent tax impact of a corporate conversion implemented during the third quarter of fiscal 2013 whereby Bob Evans Farms, Inc., an Ohio corporation, and SWH Corporation, a California corporation, were converted from corporations to limited liability companies and two, the reduction of book income for the impairment of Mimi’s Cafe. Other accrued expenses increased as a result of increased severance, legal and other accruals.

Investing activities

Cash used in investing activities was $121.4 million and $47.6 million for the nine months ended January 25, 2013, and January 27, 2012, respectively. The increase was due to the acquisition of Kettle and an increase in capital expenditures, partially offset by proceeds from the sale of property, plant and equipment.

Capital expenditures consist of production plant improvements, purchases of new and replacement furniture and equipment, and our Farm Fresh Refresh remodeling initiative. Capital expenditures were $76.6 million through nine months of fiscal 2013, compared to $59.7 million in the corresponding period last year. The increase in our capital expenditures is mainly due to our Farm Fresh Refresh remodeling initiative at Bob Evans Restaurants, along with other property, plant and equipment additions at BEF Foods. Due to the continued success of the Farm Fresh Refresh remodeling initiative, we have decided to remodel all Bob Evans Restaurants by the end of fiscal year 2014. We are on track to complete the Farm Fresh Refresh remodeling initiative for all Bob Evans Restaurants during fiscal year 2014. We expect to begin our new restaurant opening program in fiscal 2015 with an evolved design and upgraded site selection process intended to drive average unit volumes in excess of our current average unit volume.

We expect capital spending to be between $130 and $150 million for all of fiscal 2013, compared to $88.4 million for fiscal 2012. The increase in expected capital expenditures in fiscal 2013 is due to our Farm Fresh Refresh remodeling initiative, capacity expansion for BEF Foods, development of the new corporate campus and the initial implementation of a new Enterprise Resource Planning system.

Financing activities

Cash used in financing activities was $3.1 million and $75.4 million for the nine months ended January 25, 2013, and January 27, 2012, respectively. The uses in financing activities were due primarily to prepayment of our private placement debt, the repurchase of shares and payments of cash dividends. The uses in financing activities were partially offset by the net increase in our credit facility.

On December 31, 2012, we prepaid all amounts outstanding under the Private Placement Notes consisting of $97.1 million in aggregate principal amount, plus make-whole amounts of approximately $6.1 million determined in accordance with the provisions of the private placement debt.

We completed the refinancing of a new $300.0 million credit facility in the third quarter of fiscal 2012. The facility is intended to provide us with liquidity options and to support our primary growth and return initiatives. These initiatives include our Farm Fresh Refresh remodeling initiative and new restaurant openings at Bob Evans Restaurants, our organic and inorganic initiatives at BEF Foods, our share repurchase program and payment of dividends. Our credit facility totals $300.0 million, of which $12.8 million is reserved for certain standby letters-of-credit. The remaining $287.2 million of our credit facility is available for liquidity needs, capital expansion and repurchases of Bob Evans common stock and payment of dividends, of which $189.0 million was drawn on as of January 25, 2013. The funds from the credit facility were used to pay off our private placement debt, fund our Farm Fresh Refresh remodeling initiative and other capital investments, pay the cash consideration for the Kettle acquisition, repurchase shares and pay dividends. Our interest expense on variable rate debt will increase in future periods as the credit facility funding source is utilized.

On August 28, 2012, we obtained an interest-free loan from a municipality of $1.0 million, due ten years from the date of borrowing and with no prepayment penalty. The loan is intended to assist with the construction costs of the new corporate building.

Through nine months of fiscal 2013, we repurchased 937,915 shares of our outstanding common stock for a total of $36.9 million. On November 23, 2012, the Board of Directors authorized a share repurchase program of up to $25.0 million, $2.0 million of which was allocated to open market or privately purchased shares of common stock pursuant to a Rule 10b-18 Plan starting immediately; and $23.0 million of which was allocated to a Rule 10b5-1 nondiscretionary trading program (“10b5-1 program”). The 10b5-1 program began on December 7, 2012 and was cancelled on February 26, 2013. On February 26, 2013, the Board of Directors authorized a share repurchase program of up to $25.0 million. This program begins on March 22, 2013. The plan terminates at the earlier of the use of all authorized funds or August 14, 2013. The program authorizes Bob Evans to repurchase its outstanding common stock in the open market or through privately negotiated transactions.

In February 2013, our Board of Directors authorized a quarterly cash dividend of $0.275 per share on our outstanding common stock with a record date of March 11, 2013 and a payment date of March 25, 2013. Our annual dividend rate for fiscal 2013 will be $1.10, compared to $0.95 in fiscal 2012. The increase is in recognition of our healthy balance sheet, disciplined capital allocation strategy and operating cash flow.

We believe that our cash flow from operations, as well as our credit facility, will be sufficient to fund future capital expenditures, working capital requirements, debt repayments, dividend payments and share repurchases.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions, based on our experience and current understanding of the facts and circumstances, which affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period.

Our Significant Accounting Policies are described more fully in Note 1. Certain significant accounting policies require complex and subjective judgment as a result of estimates surrounding uncertain outcomes. While we believe that our historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, the judgments surrounding these critical accounting policies may result in materially different amounts under different financial conditions or by using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Revenue Recognition

Revenue is recognized for Bob Evans Restaurants and Mimi’s Café at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. We issue gift cards, which do not have expiration dates or inactivity fees. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards (“gift card breakage”) based on historical sales and redemption patterns, referred to as the redemption recognition method. Gift card breakage is recognized proportionately over the period of redemption in net sales of our Bob Evans Restaurant and Mimi’s Café segments in the Consolidated Statements of Income. The liability for unredeemed gift cards is included in deferred revenue on the Consolidated Balance Sheets.

We review our gift card breakage rates and rate of redemption periodically to ensure our estimates are reasonable. If actual redemption patterns differ from our estimates, actual gift card breakage amounts may vary from the amounts recorded. A change in our gift card breakage estimate of 1% would result in a change to our net sales of approximately $0.4 million.

We also produce and distribute pork sausage products and a variety of complementary home-style convenience food items under the Bob Evans and Owens brand names in our BEF Foods segment. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. Revenue in the BEF Foods segment is generally recognized when products are received by our customers. We engage in promotional (sales incentive) programs in the form of “off-invoice” deductions, billbacks, cooperative advertising and coupons with our customers. Costs associated with these programs are classified as a reduction of net sales in the period in which the sale occurs. Our promotions may fluctuate based on sow costs trends and during peak holiday periods. As a result, we enter into promotion agreements with our customers during distinct time periods where we expect to maximize the impact of promotions on net sales through increased volume when sow costs trends are expected to be favorable. A change in actual sales volume and sow costs from our estimates will impact sales, and ultimately, profitability of the BEF Foods segment. All revenue is presented net of sales tax.

Long-Lived Asset Impairment

We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated undiscounted future operating cash flows for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated discounted future operating cash flows of the asset and the expected proceeds from the sale of the asset, in accordance with the Property, Plant and Equipment Topic of the FASB ASC. We estimated the fair value based on appraisals, which we deemed to be Level 3 inputs under the Fair Value Measurements and Disclosures Topic of the FASB ASC. Indicators of impairments in the Bob Evans Restaurant segment are a result of underperforming restaurants and nonoperating property, plant and equipment locations. Assumptions used to calculate impairment of long-lived assets are dependent on factors such as useful lives of long-lived assets, expected operating performance, undiscounted future operating cash flows and desirability of our location. A change to any of these factors may alter our long-lived asset impairment and adversely impact our Consolidated Statements of Income.

During the third quarter and through nine months of fiscal 2013, we recognized long-lived asset impairments in our Bob Evans Restaurants segment of $2.4 million and $3.6 million, respectively. During the third quarter and through nine months of fiscal 2013, we recognized long-lived asset impairment in our Mimi’s Café segment of $2.1 million. We did not recognize any long-lived asset impairment in our BEF Foods segment in fiscal 2013.

Additionally, we had an indicator of impairment as a result of our definitive agreement to sell the Mimi’s Café segment to Le Duff America, Inc. for $50.0 million. We performed a recoverability test and determined that undiscounted cash flows of the long-lived asset group were less than the carrying amount of the long-lived asset group. Based on our market-approached valuation, we determined the fair value of Mimi’s Café to be $125.6 million, compared to its carrying value of $148.2 million. This resulted in a pretax impairment charge related to the business trade name of $22.7 million in the Mimi’s Café segment in the third quarter of fiscal 2013.

Goodwill and Other Intangible Assets

Goodwill, which represents the cost in excess of fair market value of net assets acquired, is not amortized; rather it is tested annually for impairment or on a more frequent basis if there is an indicator of impairment. We have $19.8 million in goodwill in our BEF Foods segment.

In our Mimi’s Café segment, other intangible assets represent a trade name and restaurant concept of $11.3 million and $5.4 million, respectively. The trade name intangible asset is deemed to have an indefinite economic life and is not amortized. The restaurant concept is a definite lived intangible asset and is amortized on a straight-line basis over its estimated economic life of 15 years.

In our BEF Foods segment, other intangible assets represent a trademark and non-compete agreement of $3.0 million and $1.0 million, respectively. The non-compete agreement is a definite lived intangible asset and is amortized over the term of the agreement.

The goodwill and other intangible impairment test involves a two-step process. The first step is a comparison of each segment’s fair value to its carrying value. We estimate fair value using the best information available, including market information and discounted cash flow projections (also referred to as market-value approach). A market approach estimates fair value by applying cash flow and sales multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

If the fair value of the segment is higher than its carrying value, goodwill and other intangibles are deemed not to be impaired, and no further testing is required. If the carrying value of the segment is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of the segment’s goodwill and other intangible assets to the carrying value of goodwill and other intangible assets in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill and other intangible assets is less than the recorded value, we would record an impairment loss for the difference.

Our assumptions used to calculate impairment of goodwill and other intangible assets are dependent on factors such as expected operating performance, undiscounted future operating cash flows, declines in our stock price and changes to consumer acceptance. A change to any of these factors may alter our evaluation of goodwill and other intangible asset impairment and adversely impact our Consolidated Statements of Income.

Self-insurance Reserves

We record estimates for certain health and welfare, workers’ compensation and general insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Estimates for health and welfare, workers’ compensation and general liability are calculated utilizing claims development estimates based on historical experience and other factors. We utilize stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and general insurance. A 1% increase or decrease to the assumptions for health insurance and workers’ compensation and general average claims would increase or decrease our self-insurance accruals for health insurance and worker’s compensation by approximately $0.1 million and $1.1 million, respectively.

Taxes

We estimate certain components of our provision for income taxes. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as taxes paid on reported employee tip income and the work opportunity tax credit, effective rates for state and local income taxes, and the tax deductibility of certain other items. We base our estimates on the best available information at the time that we prepare the provision. We adjust our annual effective income tax rate as additional information on outcomes or events becomes available.

FASB ASC Topic 740, Income Taxes, requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than 50 percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. To the extent a tax position does not qualify for recognition, we provide for a reserve in long-term liabilities in our Consolidated Balance Sheets. Interest and penalties recognized on reserves for uncertain tax positions are included as a component of income tax expense in our Consolidated Statements of Income and the corresponding liability is included in our tax reserve as a long-term liability in our Consolidated Balance Sheets.

We provide for federal and state income taxes currently payable as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal income tax credits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

We generally file our annual income tax returns several months after our fiscal year end. The U.S. federal income tax returns that we filed through the fiscal year ended April 25, 2008 have been closed either through audit by the IRS or the expiration of statutes of limitation. In the second quarter of fiscal 2013, the IRS completed the audit of our tax returns for the fiscal year ended April 27, 2007 and April 25, 2008 with no material adjustments. The

Company’s tax return for the fiscal year ended April 24, 2009 is under audit, and is expected to be completed by the third quarter of fiscal 2014. Income tax returns are subject to audit by state and local governments, generally no later than three years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction and approximately thirty states in the U.S. The Company is no longer subject to U.S. federal income tax examinations by the IRS for years before fiscal 2009, and with a few exceptions, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2010.

Business Outlook

The fiscal 2013 outlook relies on a number of assumptions as detailed in this and the following paragraphs.

We expect same-store sales at Bob Evans Restaurants to range from flat to positive 1.0% in the fourth quarter of fiscal 2013. Bob Evans Restaurants’ operating margins are expected to be approximately 9.0% to 9.5% for the fourth quarter of the fiscal 2013 year.

In BEF Foods, we expect continued growth in pounds sold and expanded retail distribution, with overall net sales of $80 to $90 million for the fourth quarter of fiscal 2013. We anticipate sow costs to average $55 to $60 per hundredweight in the fourth quarter of fiscal 2013. We expect operating income margins in BEF Foods of approximately 9.5% to 10.5%.

We are projecting net interest expense of approximately $6.5 to $7.5 million for all of fiscal 2013.

We estimate that our effective tax rate will approximate 32.0% for all of fiscal 2013, which is higher than our effective tax rate for fiscal 2012, primarily as a result of favorable settlements with certain taxing authorities and the reduction of reserves for prior uncertain tax positions in fiscal 2012.

We project weighted-average diluted shares outstanding to be approximately 28.3 million shares for the year. We have repurchased $36.9 million through January 25, 2013. On November 23, 2012, the Board of Directors authorized a share repurchase program of up to $25.0 million. This program was then cancelled effective February 26, 2013. On February 26, 2013, the Board of Directors authorized a new share repurchase program of up to $25.0 million.

We expect capital expenditures to approximate $130 to $150 million in fiscal 2013, an increase in our capital spending from $88.4 million in fiscal 2012. The increase is largely due to our Farm Fresh Refresh remodeling initiative we expect to complete in fiscal 2014, as mentioned in the Liquidity and Capital Resources section above. The restaurants that have undergone the Farm Fresh Refresh remodeling initiative continue to perform well. Depreciation and amortization expense for fiscal 2013 should approximate $80 to $90 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

On August 28, 2012, we obtained an interest-free loan of $1.0 million, due ten years from the date of borrowing, with no prepayment penalty. Interest was imputed based on our current borrowing rate.

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

A change in market interest rates will impact our credit facility when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $1.9 million, assuming the $189.0 million outstanding at the end of the third quarter of fiscal 2013 was outstanding for the entire year.

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

Although we do not believe the matter to be material, we are involved in litigation with one of our suppliers pursuant to a Complaint and accompanying Motion for Preliminary Injunction styled: Reser’s Fine Foods, Inc. v. Bob Evans Farms, Inc. and Bob Evans Farm Foods, Inc., Case Number 313CV00098AA, dated January 17, 2012 and pending in the United States District Court, Portland Division. We believe the suit to be without merit, intend to vigorously defend the action, and filed certain counterclaims against the plaintiff on February 22, 2012. We disclose herein as an accompanying note to the references made during our Third Quarter earnings release.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We repurchased 224,821 shares of our common stock for $8.9 million in the third quarter ended January 25, 2013.

On November 23, 2012, the Board of Directors authorized a share repurchase program of up to $25.0 million; with $2.0 million allocated to open market or privately purchased shares of common stock pursuant to a Rule 10b-18 Plan starting immediately; and with $23.0 million of which is allocated to a Rule 10b5-1 nondiscretionary trading program (“10b5-1 program”). The 10b5-1 program began on December 7, 2012 and was cancelled effective February 26, 2013. On February 26, 2013, the Board of Directors authorized a share repurchase program of up to $25.0 million. This program begins on March 22, 2013. The plan terminates at the earlier of the use of all authorized funds or August 14, 2013. The program authorizes Bob Evans to repurchase its outstanding common stock in the open market or through privately negotiated transactions.

Period	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
10/27/2012-11/30/2012	49,012	$37.26	49,012	$23,173,859
12/1/2012-12/28/2012	158,709	40.19	158,709	16,794,763
12/29/2012-1/25/2013	17,100	40.16	17,100	16,107,997

Total	224,821	$39.55	224,821

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS

SEE INDEX TO EXHIBITS ON PAGE 34.

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

March 5, 2013
Date

*	Paul F. DeSantis has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated March 5, 2013

Bob Evans Farms, Inc.

Exhibit No.	Description	Location
10.1	Membership Purchase Agreement between Mimi’s Café, LLC and Le Duff America, Inc. dated January 28, 2013 and Form of Promissory Note	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Form 8-K filed January 29, 2013 (File No. 0-1667)

10.2**	SWH Mimi’s Café LLC Retention Bonus and Change in Control Plan	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Form 8-K filed January 29, 2013 (File No. 0-1667)

21	Subsidiaries of Bob Evans Farms, Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be furnished and not filed herewith.
**	Management contract or compensatory plan or arrangement