Form 10-Q/A
period 2012-10-26
BOB EVANS FARMS INC
filed 2013-03-27
CIK 33769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed to amend certain financial information included in “Note 2. Acquisition” (“Note 2”) and in “Note 3. Held for Sale,” (“Note 3”) both contained in “Part I, Item 1. Financial Statements” of the Quarterly Report on Form 10-Q for the quarter ended October 26, 2012, originally filed with the Securities and Exchange Commission on November 30, 2012 (“Original Report”). This Amendment contains only the sections of the Original Report which are being amended. We are amending Note 2 by deleting the reference to our utilization of a third party in our evaluation process of our acquisition of the Kettle Creations Brand®. We are amending Note 3 by deleting our reference to our utilization of a third party to help us to evaluate our strategic alternatives for our held for sale business segment.

Except for the two amendments described above, no other information in the Original Report has been amended. Further, we have not updated any other information in the disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report.

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

March 27, 2013

Date

*	Paul F. DeSantis has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q/A

Dated March 27, 2013

Bob Evans Farms, Inc.

Exhibit No.	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed to be furnished and not filed herewith.