Form 10-Q/A
period 2012-10-26
BOB EVANS FARMS INC
filed 2013-04-10
CIK 33769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) is being filed to amend certain financial information included in “Part 1 – Financial Information, Item 1. Financial Statements” (“Part 1”) in “Note 2. Acquisition” (“Note 2”) and in “Note 3. Held for Sale,” (“Note 3”), of the Quarterly Report on Form 10-Q for the quarter ended October 26, 2012, originally filed with the Securities and Exchange Commission on November 30, 2012 (“Original Report”). We are amending Note 2 by deleting the reference to our utilization of a third party in our evaluation process of our acquisition of the Kettle Creations Brand®. We are amending Note 3 by deleting our reference to our utilization of a third party to help us to evaluate our strategic alternatives for our held for sale business segment.

On March 27, 2013, we filed Form 10-Q/A Amendment No. 1 (“Amendment No. 1”) to amend the aforementioned items. However at that time we did not include Part 1, in its entirety. This Amendment will include all of Part 1 with the noted changes, the “Index to Exhibits” disclosing the filing of the required certifications, as well as such certifications.

Except for the two items described above, no other information in the Original Report or in Amendment No. 1 has been amended. Further, we have not updated any other information in the disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report.

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

April 10, 2013

Date

*	Paul F. DeSantis has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q/A

Dated April 10, 2013

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