Form 10-Q/A
period 2013-01-25
BOB EVANS FARMS INC
filed 2013-05-15
CIK 33769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Bob Evans Farms, Inc. (“we” or the “Company”) is filing this report on Form 10-Q/A because we determined on May 1, 2013, that the financial statements contained in the Form 10-Q for the quarter ended January 25, 2013, and filed on March 5, 2013 (“Original Form 10-Q”) should no longer be relied upon because of an error regarding the treatment of certain intercompany accounts in calculating the net book value of the Mimi’s Café business segment assets held for sale used in the Company’s asset held for sale impairment calculation. As a result, the non-cash assets held for sale impairment charge recorded by the Company in the third quarter of fiscal 2013 was understated by $45.7 million, producing an overstatement of net income of $60.8 million for the three and nine month periods ended January 25, 2013. The error was discovered by management in connection with the finalization of the closing sale entries.

On May 1, 2013, the Board of Director’s Audit Committee approved management’s recommendation that the Company restate its financial statements for the three and nine months ended January 25, 2013, by filing an amendment to the Original Form 10-Q. Prior to the May 1, 2013, determination, management and the Audit Committee discussed these matters with Ernst & Young LLP, the Company’s independent registered public accounting firm.

The Company believes the restatement constitutes a material weakness and that its disclosure controls and procedures were not effective as of the end of the period covered by the Original Form 10-Q. The Company is engaged in developing a remediation plan to address the disclosure controls and procedures.

This report on Form 10-Q/A restates in its entirety the Original Form 10-Q. The following sections of the Original Form 10-Q have been restated:

(1)	Item 1 of Part I, Financial Statements,

(2)	Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations,

(3)	Item 4 of Part I, Controls and Procedures, and

(4)	Item 6 of Part II, Exhibits.

Specifically the following sections have been restated or added:

(1)	Consolidated Balance Sheets,

(2)	Consolidated Statements of Income,

(3)	Consolidated Statements of Cash Flows,

(4)	Note 1. Summary of Significant Accounting Policies,

(5)	Note 3. Held for Sale,

(6)	Note 4. Earnings Per Share,

(7)	Note 6. Industry Segments,

(8)	Note 7. Taxes,

(9)	Note 9. Impairment,

(10)	Note 11. Fair Value Measurements, and

(11)	Note 15. Restatement.

The Company has also restated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected.

BOB EVANS FARMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	Dollars in thousands
	Unaudited
	Jan. 25, 2013	April 27, 2012
	(Restated-See Note 15)
Assets
Current Assets
Cash and equivalents	$4,433	$32,846
Accounts receivable, net	38,665	27,141
Inventories	23,895	19,497
Deferred income taxes	37,501	11,738
Federal and state income taxes	21,996	—
Prepaid expenses	4,910	2,340
Current assets held for sale	128,855	—

Total Current Assets	260,255	93,562
Property, Plant and Equipment	1,456,758	1,392,066
Less accumulated depreciation	694,666	669,162

Net Property, Plant and Equipment	762,092	722,904
Other Assets
Deposits and other	9,582	171,634
Long-term investments	28,940	28,132
Goodwill	19,809	1,567
Other intangible assets	4,022	—
Long-term assets held for sale	—	47,978

Total Other Assets	62,353	249,311

	$1,084,700	$1,065,777

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit	$189,031	$—
Current maturities of long-term debt	—	38,571
Accounts payable	19,328	26,096
Federal and state income taxes	—	12,469
Accrued non-income taxes	16,641	15,738
Accrued wages and related liabilities	24,804	28,429
Self-insurance	20,879	21,044
Deferred revenue	17,726	12,325
Other accrued expenses	35,250	18,212
Current liabilities held for sale	49,042	—

Total Current Liabilities	372,701	172,884
Long-Term Liabilities
Deferred compensation	28,316	27,561
Federal and state income taxes	10,850	9,633
Deferred income taxes	90,784	51,739
Deferred rent and other	6,179	5,415
Long-term debt	811	97,145
Long-term liabilities held for sale	—	44,814

Total Long-Term Liabilities	136,940	236,307
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at Jan. 25, 2013, and April 27, 2012	426	426
Capital in excess of par value	208,972	202,365
Retained earnings	810,725	863,149
Treasury stock, 14,759,302 shares at Jan. 25, 2013, and 14,027,663 shares at April 27, 2012, at cost	(445,064)	(409,354)

Total Stockholders’ Equity	575,059	656,586

	$1,084,700	$1,065,777

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	Jan. 25, 2013	Jan. 27, 2012	Jan. 25, 2013	Jan. 27, 2012
	(Restated-See Note 15)		(Restated-See Note 15)
Net Sales	$434,440	$428,339	$1,255,032	$1,240,885
Cost of sales	134,771	137,657	374,847	384,586
Operating wage and fringe benefit expenses	137,327	133,575	403,646	399,422
Other operating expenses	72,070	69,906	217,288	206,342
Selling, general and administrative expenses	50,407	36,634	134,382	110,525
Depreciation and amortization expense	18,844	20,309	61,827	60,927
Assets held for sale impairment	68,409	—	68,409	—

Operating (Loss) Income	(47,388)	30,258	(5,367)	79,083
Net interest expense	7,451	1,879	10,980	5,975

(Loss) Income Before Income Taxes	(54,839)	28,379	(16,347)	73,108
Provision for income taxes	397	8,124	13,539	22,294

Net (Loss) Income	$(55,236)	$20,255	$(29,886)	$50,814

(Loss) Earnings Per Share - Basic	$(1.97)	$0.69	$(1.06)	$1.70

(Loss) Earnings Per Share - Diluted	$(1.97)	$0.69	$(1.06)	$1.69

Cash Dividends Paid Per Share	$0.275	$0.250	$0.800	$0.700

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	(Dollars in thousands)
	Nine Months Ended
	Jan. 25, 2013	Jan. 27, 2012
	(Restated-See Note 15)
Operating activities:
Net (loss) income	$(29,886)	$50,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,827	60,927
Other intangible impairment	39,398	—
Loss on disposal/impairment of fixed assets	30,068	1,458
(Gain) loss on long-term investments	(494)	1,681
Deferred compensation	146	(1,241)
Compensation expense attributable to stock plans	5,777	4,094
Deferred income taxes	13,282	—
Deferred rent	1,554	(19)
Changes in current assets and current liabilities:
Accounts receivable	(7,933)	(1,935)
Inventories	681	(675)
Prepaid expenses	(2,819)	(1,620)
Accounts payable	(6,944)	2,710
Federal and state income taxes	(33,248)	(8,063)
Accrued wages and related liabilities	(2,953)	(3,195)
Self-insurance	318	905
Accrued non-income taxes	290	590
Deferred revenue	6,433	4,811
Other accrued expenses	20,558	1,984

Net cash provided by operating activities	96,055	113,226
Investing activities:
Purchase of property, plant and equipment	(76,584)	(59,722)
Acquisition of business	(53,208)	—
Proceeds from sale of property, plant and equipment	10,188	16,652
Purchase of long-term investments	(314)	(469)
Deposits and other	(1,447)	(4,066)

Net cash used in investing activities	(121,365)	(47,605)
Financing activities:
Cash dividends paid	(22,538)	(20,978)
Net increase in credit facility	189,031	—
Proceeds from debt	1,000	—
Payments of debt issuance costs	—	(1,000)
Principal payments on long-term debt	(135,716)	(13,571)
Purchase of treasury stock	(36,902)	(47,009)
Proceeds from issuance of stock awards and treasury stock	3,725	7,983
Cash paid for shares net settled	(1,998)	(1,264)
Excess tax benefits from stock-based compensation	295	431

Net cash used in financing activities	(3,103)	(75,408)
Decrease in cash and equivalents	(28,413)	(9,787)

Cash and equivalents at the beginning of the period	32,846	57,730

Cash and equivalents at the end of the period	$4,433	$47,943

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

Unaudited Consolidated Financial Statements: The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. Except as described in this Form 10-Q/A, no significant changes have occurred in the financial disclosures made in our Form 10-K for the fiscal year ended April 27, 2012 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements). Throughout the Unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements, dollars are in thousands, except per share amounts.

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

Restatement of Financial Statements: We account for the correction of an error in our previously issued financial statements in accordance with the provisions of ASC Topic 250, Accounting Changes and Error Corrections. In accordance with the disclosure provisions of ASC Topic 250, when financial statements are restated to correct an error, an entity is required to disclose that its previously issued financial statements have been restated along with a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings or other appropriate component of equity or net assets in the statement of financial position, as of the beginning of the earliest period presented.

The Company’s management concluded that the financial statements contained in Form 10-Q for the quarter ended January 25, 2013, and filed on March 5, 2013, (“Original Form 10-Q”) should no longer be relied upon and must be restated to properly record the non-cash assets held for sale impairment charge. See Note 15 for detailed information summarizing the effects of the correction of this error.

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

Assets and liabilities held for sale are classified as current assets and current liabilities, as of January 25, 2013, in our Consolidated Balance Sheets and recorded at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. We recorded impairment charges of $68,409 included in Assets held for sale impairment on the Consolidated Statements of Income to reduce the carrying value of assets held for sale.

The following table presents the financial classification of assets and liabilities of Mimi’s Café that are reflected as held for sale in the Consolidated Balance Sheets:

	Dollars in thousands
	Unaudited
	Jan. 25, 2013	April 27, 2012
	(Restated-See Note 15)
Current Assets
Cash and equivalents	$927	$3,100
Accounts receivable	—	2,709
Inventories	—	3,891
Prepaid expenses	648	385

Total Current Assets	1,575	10,085
Net property, plant and equipment	126,156	160,391
Net intercompany	(1,212)	(164,777)
Other assets	2,336	2,402
Other intangible assets, net	—	39,877

Total Noncurrent Assets	127,280	37,893

Total Assets	$128,855	$47,978

Current Liabilities
Accounts payable and accrued expenses	$16,164	$15,613
Deferred revenue	4,183	3,151
Other accrued expenses	5,164	3,241

Total Current Liabilities	25,511	22,005
Deferred rent and other	23,531	22,809

Total Long-Term Liabilities	23,531	22,809

Total Liabilities	$49,042	$44,814

4. Earnings Per Share

The denominator in the earnings per share calculation, as described more fully in Note 1, was based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended		Nine Months Ended
	Jan. 25, 2013	Jan. 27, 2012	Jan. 25, 2013	Jan. 27, 2012
Basic	27,994	29,319	28,203	29,909
Effect of dilutive stock options	—	96	—	90

Diluted	27,994	29,415	28,203	29,999

The number of dilutive stock options outstanding at January 25, 2013 that were not included in the computation of dilutive earnings per share, because to do so would have been antidilutive, were 142 shares for the three months and nine months ended January 25, 2013.

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

6. Industry Segments

Information on our operating segments is summarized as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	Jan. 25, 2013	Jan. 27, 2012	Jan. 25, 2013	Jan. 27, 2012
	(Restated-See Note 15)		(Restated-See Note 15)
Sales:
Bob Evans Restaurants	$245,494	$242,360	$739,762	$728,949
Mimi’s Café	91,119	94,948	258,715	270,385
BEF Foods	105,517	95,160	279,331	252,581

	442,130	432,468	1,277,808	1,251,915
Intersegment sales of BEF Foods	(7,690)	(4,129)	(22,776)	(11,030)

Total	$434,440	$428,339	$1,255,032	$1,240,885

Operating (loss) income:
Bob Evans Restaurants	$17,638	$19,889	$55,449	$63,865
Mimi’s Café	88,615	3,222	80,259	(1,544)
BEF Foods	(153,641)	7,147	(141,075)	16,762

Total	$(47,388)	$30,258	$(5,367)	$79,083

In the third quarter of fiscal 2013, we forgave an intercompany note payable to Bob Evans Farms, Inc. (Delaware Corporation), a member of the BEF Foods segment, from Mimi’s Café for $156,945 and an intercompany note receivable from Bob Evans Restaurants from Mimi’s Café for $527. The extinguishment of the intercompany note payable is reported in S,G&A line of the Consolidated Statements of Income.

Effective January 28, 2013, we entered into a definitive agreement for the sale of our Mimi’s Café operating segment to Le Duff America, Inc. Effective February 15, 2013, we completed the sale of Mimi’s Café to Le Duff America, Inc. See Note 14 for further information.

7. Taxes

The combined federal and state effective income tax rate was (0.7%) in the third quarter of fiscal 2013 versus 28.6% in the corresponding period a year ago. The tax rate for the third quarter of fiscal 2013 resulted from the tax impact of a corporate conversion implemented during the third quarter of fiscal 2013 whereby the restaurant operations, specifically Bob Evans Farms, Inc., an Ohio corporation, and SWH Corporation, a California corporation, were converted from corporations to limited liability companies and the reduction of book income for the non-cash assets held for sale impairment charge of Mimi’s Café. We recorded tax expense on third quarter pretax loss based on a forecasted annual negative effective tax rate that resulted from a one-time permanent tax benefit on the conversion of Mimi’s Cafe. The Company will have a significant benefit recorded for the fiscal year. The expected third quarter fiscal 2013 effective tax rate, prior to the impact of the conversion and assets held for sale impairment, was 26.6%.

Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective tax rate for the entire fiscal year and includes the impact of discrete items for the quarter. We expect an annual tax benefit with an annual effective tax rate of (81.9%). The expected fiscal 2013 annual effective tax rate, prior to the impact of the corporate conversion as noted above, and the assets held for sale impairment, as discussed in Notes 9 and 10, will be approximately 32%.

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

On December 31, 2012, we prepaid the Private Placement Notes in full, consisting of $97,145 in current aggregate principal amount, plus a make-whole amount of $6,150 determined in accordance with the provisions of the Private Placement Notes. Absent their early termination and prepayment, the maturity date of the 2004 Notes and the 2008 Notes would have been July 28, 2016, and July 28, 2014, respectively. We used cash on hand and borrowings from our credit facility to prepay the Private Placement Notes.

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

We performed a recoverability test and determined that undiscounted cash flows of the long-lived asset group were less than the carrying amount of the long-lived asset group. Our market-approached valuation indicated that the asset group had a fair value of $79,813, compared to its then-current carrying value of $148,222. This resulted in a pretax non-cash assets held for sale impairment charge in the Mimi’s Café segment of $68,409, which is included in the “Assets held for sale impairment” line in the Consolidated Statements of Income.

The change in the carrying amount of assets, included within assets held for sale in the Consolidated Balance Sheets, for the nine months ended January 25, 2013, is as follows:

Accounts receivable, net	$2,006
Inventories	2,481
Net property, plant and equipment	24,524
Other intangible assets	39,398

Assets held for sale impairment	$68,409

The change in the carrying amount of other intangible assets, included within assets held for sale in the Consolidated Balance Sheets, for the nine months ended January 25, 2013, is as follows:

Mimi’s Cafe
Balance at April 27, 2012	$39,877
Impairment	(39,398)
Amortization	(479)

Balance at January 25, 2013	$0

10. Restructuring and Severance Charges

We recorded pretax restructuring and severance charges totaling $2,613 and $8,559, for the three months and nine months ended January 25, 2013, respectively (reflected in S,G&A expenses), related to organizational realignments and closures of production facilities.

Bob Evans Restaurants incurred for the three months and nine months ended January 25, 2013, severance expense of $253 and $1,050, respectively, due to an organizational realignment. Mimi’s Café incurred for the three months and nine months ended January 25, 2013, restructuring expense of $1,121 and $2,325, respectively. As of January 25, 2013, $982 was paid for severance by Bob Evans Restaurants and we anticipate that we will pay an additional $68 in severance and costs. As of January 25, 2013, $1,664 was paid for restructuring by Mimi’s Café and we anticipate that we will pay an additional $661 in severance costs.

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

As a result of our definitive agreement to sell Mimi’s Café for $50,000, we determined indicators of impairment existed during the third quarter of fiscal 2013 for our held for sale asset group. We used a market-approached valuation and performed a recoverability test and determined that undiscounted cash flows of the long-lived asset group were less than the carrying amount of the long-lived asset group. Using the specifics of the definitive sales agreement and the discount rate of 12%, we determined the impairment on the net book value of $68,409.

The following table represents impairments for those assets remeasured to fair value on a non-recurring basis during the fiscal year:

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

Adjusted fair values of non-financial held for use assets measured at fair value on a non-recurring basis and still held at January 25, 2013 were not material. The adjusted fair value as of the impairment date of the net book value of assets held for sale was $79,813.

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

15. Restatement

During the finalization of the closing sale entries related to the sale of Mimi’s Cafe business segment, management discovered an error that understated the non-cash assets held for sale impairment charge recorded by the Company in the third quarter of fiscal 2013 by $45,742. The understatement related to an error regarding the treatment of certain intercompany accounts in calculating the net book value of the Mimi’s Café business segment assets held for sale. The Company’s Consolidated Balance Sheets; Consolidated Statements of Income; Consolidated Statements of Cash Flows; Note 1. Summary of Significant Accounting Policies; Note 3. Held for Sale; Note 4. Earnings Per Share; Note 6. Industry Segments; Note 7. Taxes; Note 9. Impairment; and Note 11. Fair Value Measurements, included in this Form 10-Q/A have been restated to correct for the understated non-cash assets held for sale impairment charge. We have determined that our previously reported results for the quarter ended January 25, 2013, did not include the additional impairment charge of $45,742. As a result of this matter, net income was overstated for the three and nine months ended January 25, 2013, by $60,763.

The following are previously reported and restated balances of affected line items in the Consolidated Statements of Income for the three and nine months ended January 25, 2013, the Consolidated Balance Sheets as of January 25, 2013, and Consolidated Statements of Cash Flows for the nine months ended January 25, 2013 (Unaudited).

	Three months ended January 25, 2013
	As reported	Adjustments	As restated
Assets held for sale impairment	$22,667	$45,742	$68,409
Operating (loss) income	(1,646)	(45,742)	(47,388)
(Loss) income before taxes	(9,097)	(45,742)	(54,839)
(Benefit) provision for income taxes	(14,624)	15,021	397
Net income (loss)	5,527	(60,763)	(55,236)
Earnings (loss) per share - Basic	$0.20	$(2.17)	$(1.97)
Earnings (loss) per share - Diluted	0.20	(2.17)	(1.97)

	Nine months ended January 25, 2013
	As reported	Adjustments	As restated
Assets held for sale impairment	$22,667	$45,742	$68,409
Operating income (loss)	40,375	(45,742)	(5,367)
Income (loss) before taxes	29,395	(45,742)	(16,347)
(Benefit) provision for income taxes	(1,482)	15,021	13,539
Net income (loss)	30,877	(60,763)	(29,886)
Earnings (loss) per share - Basic	$1.09	$(2.15)	$(1.06)
Earnings (loss) per share - Diluted	1.09	(2.15)	(1.06)

	Balance Sheet as of January 25, 2013
	As reported	Adjustments	As restated
Deferred income taxes	$12,137	$25,364	$37,501
Federal and state income taxes	53,977	(31,981)	21,996
Current assets held for sale	174,597	(45,742)	128,855
Total current assets	312,614	(52,359)	260,255
Total assets	1,137,059	(52,359)	1,084,700
Deferred income taxes	82,380	8,404	90,784
Total long-term liabilities	128,536	8,404	136,940
Retained earnings	871,488	(60,763)	810,725
Total stockholders’ equity	635,822	(60,763)	575,059
Total liabilities and stockholders’ equity	$1,137,059	$(52,359)	$1,084,700

	Nine months ended January 25, 2013
	As reported	Adjustments	As restated
Net income (loss)	$30,877	$(60,763)	$(29,886)
Other intangible impairment	22,667	16,731	39,398
Loss on disposal/impairment of fixed assets	5,544	24,524	30,068
Deferred income taxes	30,242	(16,960)	13,282
Accounts receivable	(9,939)	2,006	(7,933)
Inventories	(1,800)	2,481	681
Federal and state income taxes	(65,229)	31,981	(33,248)

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

The following table reflects data for our restated third fiscal quarter ended January 25, 2013, compared to the prior year’s third fiscal quarter ended January 27, 2012. The consolidated information is derived from the accompanying Consolidated Statements of Income. The table also includes data for our three segments – Bob Evans Restaurants, Mimi’s Café and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

(dollars in thousands)	Consolidated Results		Bob Evans Restaurants		Mimi’s Café		BEF Foods
	Q3 2013	Q3 2012	Q3 2013	Q3 2012	Q3 2013	Q3 2012	Q3 2013	Q3 2012
Net sales	$434,440	$428,339	$245,494	$242,360	$91,119	$94,948	$97,827	$91,031
Operating (loss) income	$(47,388)	$30,258	$17,638	$19,889	$88,615	$3,222	$(153,641)	$7,147
Cost of sales	31.0%	32.1%	24.3%	24.1%	25.7%	27.2%	52.9%	58.7%
Operating wages	31.6%	31.2%	37.5%	38.1%	37.7%	35.9%	11.1%	7.8%
Other operating	16.6%	16.3%	17.7%	18.4%	22.9%	21.2%	7.9%	5.7%
S,G&A	11.6%	8.6%	7.8%	6.2%	-160.7%	6.2%	181.5%	17.3%
Depreciation and amortization	4.3%	4.7%	5.5%	5.0%	2.1%	6.2%	3.6%	2.6%
Assets held for sale impairment	15.7%	0.0%	0.0%	0.0%	75.1%	0.0%	0.0%	0.0%

Operating (loss) income	-10.9%	7.1%	7.2%	8.2%	97.3%	3.4%	-157.1%	7.9%

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

Mimi’s Café Segment Overview

For the third quarter of fiscal 2013, the factors that had the greatest impact on Mimi’s performance were related to structural transactions in the business, including the corporate conversion and the classification of Mimi’s Café as held for sale, rather than the day-to-day operating activities. Mimi’s Café’s operating income increased $156.4 million as a result of the extinguishment of an intercompany note payable, partially offset by extinguishment of intercompany note receivable, due to the corporate conversion implemented during the third quarter of fiscal 2013, as noted above. As a result of classifying Mimi’s Café as held for sale in the third quarter, operating income improved due to ceasing depreciation and amortization in the amount of $3.9 million. Offsetting these items was an impairment of $68.4 million to reduce carrying values of assets classified as held for sale to fair market value. See Note 9, Impairment, for a summary of assets held for sale that were impaired. As a result of operations, Mimi’s Café operating income in the third quarter of fiscal 2013 declined due to a decline in same-store sales of 4.0% and due to recognizing an impairment loss on three underperforming restaurants in the amount of $2.1 million.

Mimi’s Café operating income was $88.6 million in the third quarter of fiscal 2013 compared to $3.2 million in the corresponding period last year, an increase of $85.4 million.

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

Bob Evans Restaurants’ other operating expenses were 17.7% of net sales and 18.1% of net sales in the third quarter and through nine months of fiscal 2013, respectively, compared to 18.4% of net sales and 17.9% of net sales, respectively, in the corresponding periods last year. The decrease in other operating expense ratio in the third quarter was a result of decreases in advertising and non-income tax expenses. The decline in advertising and non-income tax expenses are a result of realizing savings in media buys and a result of a sales tax settlement, respectively. These declines in other operating expenses were partially offset by increases in restaurant supplies and preopening expenses as part of our Farm Fresh Refresh remodeling initiative. The increase in the other operating expense ratio through nine months of fiscal January 25, 2013 was a result of increases in restaurant supplies and preopening expenses as part of our Farm Fresh Refresh remodeling initiative. The other operating expense ratio also increased as a result of higher health insurance claims. The increases in other operating expenses through nine months of fiscal January 25, 2013 were partially offset by a decline in non-income tax expenses due to adjustments related to sales tax audits.

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

Mimi’s Café’s S,G&A improved to 160.7% of net sales and 51.3% of net sales in the third quarter and through nine months of fiscal 2013, respectively, compared to an expense of 6.2% of net sales and 7.1% of net sales, respectively, in the corresponding periods last year. For the three and nine months ended January 25, 2013, the factors that had the greatest impact on Mimi’s improved S,G&A were related to structural transactions in the business, rather than day-to-day operating activities, including the corporate conversion and the classification of Mimi’s Café as held for sale. Mimi’s Café’s S,G&A decreased $156.4 million as a result of the extinguishment of an intercompany note payable, partially offset by extinguishment of intercompany note receivable, due to the corporate conversion implemented during the third quarter of fiscal 2013, as noted above. As a result of operations, for the three months ended January 25, 2013, the S,G&A benefit was partially offset by impairment charges on underperforming restaurants and restructuring and severance costs of $2.1 million and $1.1 million, respectively. For the nine months ended January 25, 2013, the S,G&A benefit was partially offset by impairment charges on underperforming restaurants and restructuring and severance costs of $2.1 million and $2.3 million, respectively.

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

Impairment

In accordance with the Intangibles – Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, we assess the carrying value of our long-lived asset group whenever circumstances indicate that a decline in fair value may have occurred. Based on our definitive agreement to sell Mimi’s Café to Le Duff America, Inc. for $50.0 million, we believed that indicators of potential impairment were present during the third quarter of fiscal 2013. We performed a recoverability test and determined that undiscounted cash flows of the long-lived asset group were less than the carrying amount of the long-lived asset group. Based on our market-approached valuation, we determined the fair value of Mimi’s Café to be $79.8 million, compared to its carrying value of $148.2 million. This resulted in a $68.4 million pretax impairment charge reducing the carrying value of assets held for sale in the Mimi’s Café segment in the third quarter of fiscal 2013. See Note 9, Impairment, for a summary of assets impaired.

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

Taxes

The combined federal and state effective income tax rate was (0.7%) in the third quarter of fiscal 2013 versus 28.6% a year ago. For the nine months ended 2013, the combined federal and state income tax was a provision with an effective income tax rate of (82.8%) compared to a provision with an effective income tax rate of 30.5% in the corresponding period a year ago.

The effective income tax rate in the third quarter of fiscal 2013 was substantially different than a year ago because of the impact of a corporate conversion implemented in the quarter, as discussed in the General Overview above, and the impairment of Mimi’s Café, as discussed in the Impairment section above. This impact to the rate is required to be recognized beginning in the third quarter of fiscal 2013, and as a result the third quarter rate of fiscal 2013 includes the cumulative year-to-date effect. Prior to the impact of the conversion and the Mimi’s impairment, the expected effective tax rate for the third quarter and through nine months of fiscal 2013 was 26.6% and 28.2%, respectively.

For fiscal 2013, we expect an annual tax benefit with an annual effective tax rate of (81.9%). We re-evaluate the combined federal and state income tax rates each quarter; therefore, the current projected effective tax rate for the entire year may change.

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

Additionally, we had an indicator of impairment as a result of our definitive agreement to sell the Mimi’s Café segment to Le Duff America, Inc. for $50.0 million. We performed a recoverability test and determined that undiscounted cash flows of the long-lived asset group were less than the carrying amount of the long-lived asset group. Based on our market-approached valuation, we determined the fair value of Mimi’s Café to be $79.8 million, compared to its carrying value of $148.2 million. This resulted in a reduction of the carrying value of assets held for sale to fair value by $68.4 million. See Note 9, Impairment, for a summary of assets impaired.

Goodwill and Other Intangible Assets

Goodwill, which represents the cost in excess of fair market value of net assets acquired, is not amortized; rather it is tested annually for impairment or on a more frequent basis if there is an indicator of impairment. We have $19.8 million in goodwill in our BEF Foods segment.

In our Mimi’s Café segment, other intangible assets represented a trade name and restaurant concept, which were fully impaired as a result of our definitive agreement to sell Mimi’s Café to Le Duff America, Inc. Prior to impairment, the trade name intangible asset had an indefinite economic life and was not amortized. See Note 9, Impairment, for a summary of assets impaired.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our management, including Bob Evans’ principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based upon that evaluation, Bob Evans’ principal executive officer and principal financial officer have concluded that disclosures and controls were not effective as of the end of the period reported in Form 10-Q for the quarter ended January 25, 2013 and filed on March 5, 2013.

Material Weakness and Related Remediation Initiatives

On May 1, 2013, we concluded there was a material weakness at January 25, 2013, in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to our calculation of impairment of assets held for sale – a complex transaction and infrequent event.

The Company’s management has taken steps and plans to take additional steps to remediate the underlying causes of the material weakness, including adherence to existing control procedures and implementation of enhanced controls related to review and oversight of complex transactions.

Changes in Internal Control Over Financial Reporting

Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 25, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SEE INDEX TO EXHIBITS ON PAGE 38.

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

May 15, 2013

        Date

*	Paul F. DeSantis has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q/A

Dated May 15, 2013

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