Form 10-K
period 2013-04-26
BOB EVANS FARMS INC
filed 2013-06-21
CIK 33769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 26, 2013

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 26, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,015,938,132 based on the closing sale price as reported on the NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 14, 2013
Common Stock, $.01 par value per share	27,464,670 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 21, 2013	Part III

Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written or oral statements that we make from time-to-time in this report and in our public disclosures may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Statements in this Annual Report on Form 10-K, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K, that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “could,” “may,” “will,” “would,” “estimates,” “targets,” “assumes,” “continues,” “intends” and “plans,” and other similar expressions, whether in the negative or the affirmative. Forward-looking statements are not guarantees of future performance and involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events. We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made.

Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein. Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	food safety events, including instances of food-borne illness (such as salmonella or E. Coli) involving our restaurants, production plants or our supply chain;

•	the effects of negative publicity that can occur from increased use of social media;

•	success of operating and marketing initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•	changes in consumer tastes and preferences, and in discretionary consumer spending;

•	changes in spending patterns and demographic trends, such as the extent to which consumers eat meals away from home;

•	changes in commodity costs (including beef, chicken and corn), labor, supply, fuel, utilities, distribution and other operating costs;

•	availability, location and terms of sites for restaurant development by us;

•	development costs, including real estate and construction costs;

•	delays in completing remodels of existing restaurants, including risks associated with the Farm Fresh Refresh remodeling initiative;

•	availability of qualified restaurant personnel, and the ability to retain such personnel;

•

our ability, if necessary, to secure alternative distribution of supplies of food, equipment and other products to our restaurants and production facilities at competitive rates and in adequate amounts, and the potential financial impact of any interruptions in such distribution;

•	availability and cost of insurance;

•	adverse weather conditions;

•	availability, terms (including changes in interest rates) and deployment of capital;

•

changes in, and our ability to comply with, legal, regulatory or similar requirements, including payment card industry rules, overtime rules, minimum wage rates, wage and hour laws, government-mandated health care benefits, tax legislation, and accounting standards;

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•	the effects of charges for impairment of goodwill or for the impairment of other long-lived assets;

•	the effects of war or terrorist activities;

•

other risks and uncertainties affecting us and our subsidiaries referred to in this Annual Report on Form 10-K (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

PART I

ITEM 1.    BUSINESS

In this Annual Report on Form 10-K, we use the terms “Bob Evans,” “company,” “Company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries.

The following description of our business should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The following terms are the principal registered trademarks of Bob Evans, many of which are used herein: All The Feast. None Of The Fuss®, BE Fit®, BE Mail®, BEST Bob Evans Special Touch®, BEST Brand Builders®, Big Farm Salad®, Bob Evans®, Bob Evans Oven Bake®, Bob Evans Restaurants®, Bob Evans Special Touch®, Bob Evans Wildfire®, Come See What’s Cooking®, Country Creek Farm®, Discover Farm-Fresh Goodness®, Endless Farmhouse Lunch®, Farm Fresh Goodness®, Farmhouse Feast®, Fit From the Farm®, Kettle Creations®, Owens®, SWH Custom Foods®, and Taste of the Farm®. Bob Evans uses additional registered trademarks and proprietary marks in its business.

Background

We are a full-service restaurant company that operates Bob Evans Restaurants. We are also a leading producer and distributor of pork sausage product and a variety of complementary home-style refrigerated side dishes and frozen food items primarily under the Bob Evans, Owens and Country Creek brand names. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. Additionally, we manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and other restaurants and food sellers.

Our business began in 1948 when our founder, Bob Evans, began making sausage on his southeastern Ohio farm to serve at his 12-stool diner. Our business grew from there and was incorporated in Ohio in 1957. We became a publicly traded company in 1963. Our current parent company was incorporated in Delaware in 1985 as the successor to the original company. In 1987 we expanded our business by acquiring Owens Foods, Inc. (then known as Owens Country Sausage, Inc.), and in 2004 we acquired SWH Corporation, which owned and operated the Mimi’s Café restaurant chain.

Effective January 28, 2013, we entered into a definitive agreement to sell our Mimi’s Café restaurant chain to Le Duff America, Inc. (“Le Duff”). Le Duff is a U.S.-based subsidiary of Groupe Le Duff, a global bakery and restaurant company headquartered in France. Effective February 15, 2013, we completed the sale of Mimi’s Café to Le Duff. Additional details regarding the sale are discussed below.

We have a 52 or 53-week fiscal year that ends on the last Friday in April. When we refer to fiscal 2013, fiscal 2012 and fiscal 2011, we are referring to our fiscal years that ended on April 26, 2013, April 27, 2012, and April 29, 2011, respectively. All years presented are comprised of 52 weeks.

The following table contains certain information regarding revenues, operating profit and identifiable assets of our Bob Evans Restaurants, Mimi’s Café and BEF Foods segments, for each of our last three fiscal years.

	Fiscal Year
	2013	2012	2011
Net Sales
Bob Evans Restaurants	$981,418	$973,678	$976,666
Mimi’s Café	278,683	366,015	380,267
BEF Foods	376,885	329,165	333,606

	1,636,986	1,668,858	1,690,539
Intersegment net sales of food products	(28,077)	(14,445)	(13,633)

Total	$1,608,909	$1,654,413	$1,676,906

Operating (Loss) Income
Bob Evans Restaurants	$75,577	$88,810	$73,426
Mimi’s Café	18,053	(1,436)	(7,657)
BEF Foods	(137,487)	20,500	22,771

Total	$(43,857)	$107,874	$88,540

Depreciation and Amortization Expense
Bob Evans Restaurants	$53,719	$49,082	$48,396
Mimi’s Café	13,344	23,576	24,667
BEF Foods	12,419	9,454	10,085

Total	$79,482	$82,112	$83,148

Capital Expenditures
Bob Evans Restaurants	$76,253	$74,282	$31,057
Mimi’s Café	6,146	6,493	5,248
BEF Foods	53,025	7,582	7,682

Total	$135,424	$88,357	$43,987

Identifiable Assets
Bob Evans Restaurants	$739,356	$719,245	$734,944
Mimi’s Café	—	215,925	228,966
BEF Foods	165,037	90,670	91,931

	904,393	1,025,840	1,055,841
General corporate assets	109,444	39,937	38,480

Total	$1,013,837	$1,065,777	$1,094,321

Our Strategy

We believe our restaurant and foods businesses are regional brands with national potential. Our vision and mission statements embody our expectations for our company’s future. Our vision is to be the “Best in Class” and we strive to accomplish this vision by pursuing our mission — building brand loyalty by delighting customers with high-quality, delicious products “at your place or ours,” while balancing the needs of our employees, guests and investors.

We believe we can achieve our vision and mission by following a set of principles we refer to as our Bob Evans Special Touch (“BEST”) Brand Builders:

1.  Win Together as a Team — Our entire team must work together in a spirit of collaboration. We must communicate openly and share ideas and BEST practices with one another. We are committed to recognizing outstanding performance with pay incentives.

2.  Consistently Drive Sales Growth — We will bring our brand positioning to life in everything we do. Our goal is to drive sales by consistently offering innovative, high-quality food that our customers will crave. We will strive to get more guests in our restaurants for dine-in, carryout or catering, and to buy our grocery products through effective marketing. We will offer exceptional customer service and suggest our great menu items at every table.

3.  Improve Margins with an Eye on Customer Satisfaction — We must keep our customers satisfied with high-quality products and service while improving our long-term profitability. This involves using effective systems and processes to deliver margin improvements, such as our restaurant labor management systems and lean manufacturing initiatives in our BEF Foods segment. We must control our “controllables,” such as food costs, yields and waste.

4.  Be the BEST at Operations Execution — We are committed to producing the highest-quality products and following the highest food safety standards. We must deliver outstanding customer service every day and fix the problems that make our customers unsatisfied. We must also ensure employee satisfaction while driving operational efficiency and productivity.

5.  Increase Returns on Invested Capital — We must generate a good return on the money we spend. Each business in the Bob Evans Farms family must earn the right to receive funding by generating a favorable return on the money our company invests in it. All of our employees must think and act like owners of our business.

Our Restaurant Concept

As of April 26, 2013, we owned and operated all 560 Bob Evans Restaurants. Through our restaurant concept, we offer our customers a unique dining experience by serving a variety of high-quality, reasonably priced breakfast, lunch and dinner items in family-friendly settings.

Effective January 28, 2013, we entered into a definitive agreement to sell our Mimi’s Café restaurant chain to Le Duff. Effective February 15, 2013, the Company completed the sale of its Mimi’s Café restaurant chain to SWH Mimi’s Café Holding Company, Inc., a subsidiary of Le Duff. The purchase price for the transaction was $50.0 million, consisting of $20.0 million in cash and a promissory note for $30.0 million. MCafe, LLC (“MCafe”), a subsidiary of the Company, sold all of the membership interests of SWH Mimi’s Café, LLC, to Le Duff. As part of the agreement, Le Duff hired most of the Mimi’s Café employees. MCafe has agreed to assume certain of the post-closing liabilities of SWH Mimi’s Café, LLC. The promissory note (“Note”) to MCafe has a principal balance of $30.0 million, an annual interest rate of 1.5%, and a term of seven years. The Note is payable at maturity. Partial prepayments are required prior to maturity if SWH Mimi’s Café LLC reaches certain levels of EBITDA during specified periods, or upon a sale or liquidation. Le Duff has covenanted to provide SWH Mimi’s Café, LLC with funding of at least $10.0 million through the initial 18-months after closing. To the extent of such capital actually funded by Le Duff has not been repaid, MCafe has agreed to subordinate its right to repayment until Le Duff has first received a repayment of its funding. MCafe has also agreed to subordinate the Note to third party lenders. SWH Mimi’s Café LLC has guaranteed the payment of the Note by Le Duff. As part of the transaction, BEF Management, Inc., a subsidiary of the Company, entered into a transition services agreement with SWH Mimi’s Café, LLC to provide certain transition services for a period of up to one year. Also as part of the transaction, BEF Foods, Inc., a subsidiary of the Company, entered into a manufacturing and supply agreement to provide SWH Mimi’s Café, LLC with soups, dressings and other products for a period of up to one year.

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

Breakfast entrées are served all day and feature traditional favorites such as sausage, bacon, eggs and hotcakes, as well as specialty offerings like crepes and omelets. We also offer a wide variety of lunch and dinner entrées, including a full line-up of Farm Fresh Salads and signature dinner items, such as country fried steak and slow-roasted turkey. During fiscal 2013, we added a number of new offerings to our menu from our innovation pipeline, including new $9.99 Three-Course Dinner entrée choices and, All You Can Eat Hotcakes and Endless Farmhouse Lunch. We also offer a “Fit from the Farm” menu to provide guests who are following a 2,000 calorie daily diet with the option of eating three balanced meals a day at Bob Evans Restaurants.

Bob Evans Restaurants feature an inviting atmosphere inspired by our Ohio farm heritage. Most traditional Bob Evans Restaurants range in size from approximately 3,600 to 6,500 square feet while our larger Bob Evans Restaurants & General Stores are approximately 9,800 square feet. We are in the process of completing our remodeling initiative (“Farm Fresh Refresh”) for all of our existing restaurants, as discussed in more detail in “Restaurant Locations and Expansion” below.

We believe our Bob Evans Restaurants draw people who want a delicious meal at a fair price in an alcohol-free, family-friendly atmosphere. Our average annual store sales were $1.7 million for Bob Evans Restaurants in fiscal 2013. Average per-guest checks for fiscal 2013 for breakfast, lunch and dinner were $8.47, $9.24 and $9.07, respectively, for an average of $8.92 for all day parts. Depending on each location’s business patterns, Bob Evans Restaurants are generally open from 6 a.m. or 7 a.m. until 9 p.m. or 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday at some locations. During fiscal 2013, breakfast, lunch and dinner accounted for 30 percent, 37 percent and 30 percent, respectively, of total Bob Evans Restaurants’ revenue. Weekend sales, defined as Saturday and Sunday, accounted for approximately 40 percent of a typical week’s revenue during fiscal 2013.

We aim to “Consistently Drive Sales Growth” by continuing to implement strategies to build Bob Evans Restaurants and to grow Bob Evans Restaurants’ carryout and catering sales. We have increased marketing of our carryout offerings, including our Family Meals To-Go, catering menu and take-home family holiday Farmhouse Feasts. We also introduced on-line ordering for Bob Evans Restaurants during fiscal 2011 and on-line coupon code redemption in fiscal 2013, which we believe fostered growth in our carryout business in 2011, 2012 and 2013. During fiscal 2013, Bob Evans Restaurants’ off-premise business (i.e., carryout and catering) accounted for approximately 11.6 percent of the concept’s total revenues, up from 10.9 percent in fiscal 2012. We will continue to focus efforts on increasing our carryout and catering business in fiscal 2014.

During fiscal 2013, we expanded our $9.99 Three-Course Dinner entrée options and implemented the All You Can Eat Hotcakes and Endless Farmhouse Lunch, which have been driving increased sales results during all three day parts, particularly at dinner. We believe dinner is a critical component of our plan to return to consistent positive same-store sales growth. We have also continued to drive sales through our $5 soup layer with an increase in sales of approximately $5.0 million during fiscal 2013, as well as our new prepackaged grab-and-go bakery offerings.

We offer retail gifts, food items and other novelties for sale on a limited basis in the retail areas located inside most of our traditional Bob Evans Restaurants and on a much larger scale in our six Bob Evans Restaurants & General Stores.

Restaurant Operations and Management

We believe that high-quality restaurant management is critical to the success of our restaurant concept. We must “Be the BEST at Operations Execution” to keep our customers satisfied. Our restaurant management structure varies by restaurant size.

Our restaurant management structure for Bob Evans Restaurants is organized to drive top-line growth and bottom-line profitability. Bob Evans Restaurants has a president who focuses his efforts on the overall growth and development of the concept, with particular focus on increasing sales, new restaurant development and concept evolution. The chief restaurant operations officer is responsible for building a sales, service and people-first culture that delivers “BEST in class” results for Bob Evans Restaurants. He also leads the Bob Evans Restaurant’s operations team, and oversees restaurant development and construction in close cooperation with the president. The chief restaurant operations officer also leads our operations group to develop solutions for standardizing operations processes for the restaurants and ensuring that all new procedures and tools are “restaurant ready.”

Each Bob Evans Restaurants location employs approximately 50 to 90 hourly employees, and is led by a general manager, and two to three assistant managers, depending on the size, location and sales volume of the restaurant. A Bob Evans Restaurants general manager reports to an Above Restaurant Leader who oversees approximately 10 restaurants. The Above Restaurant Leader reports to a vice president or a Region Coach. Each vice president is responsible for approximately 10 – 12 Above Restaurant Leaders, whereas the Region Coach is responsible for approximately six Above Restaurant Leaders. Bob Evans Restaurants are visited regularly by all levels of management to ensure they are functioning well and adhering to our standards.

During fiscal 2013, we “Improved Margins with an Eye on Customer Satisfaction” by continuing to aggressively manage labor and food costs. We also improved our guest loyalty index scores at Bob Evans Restaurants from 87.8 percent satisfaction in fiscal 2012 to 88.1 percent in fiscal 2013. Additionally, we improved the actual versus theoretical food cost program to help manage food costs.

Restaurant Locations and Expansion

As of April 26, 2013, Bob Evans Restaurants (including Bob Evans Restaurants and General Stores) were located in 19 states, primarily in the Midwest, mid-Atlantic and Southeast. The following table sets forth the number and location of our Bob Evans Restaurants as of the end of fiscal 2013:

Restaurants in Operation at April 26, 2013

Bob Evans Restaurants
Arkansas	2
Delaware	7
Florida	49
Illinois	16
Indiana	59
Kansas	3
Kentucky	23
Maryland	28
Michigan	51
Missouri	21
New Jersey	3
New York	8
North Carolina	7
Ohio	190
Pennsylvania	38
South Carolina	4
Tennessee	3
Virginia	17
West Virginia	31

Total	560

We strive to continuously “Increase Returns on Invested Capital.” Each business segment must earn the right to receive additional capital. We believe that we have to expand our restaurants with a focus on the quality, not just the quantity, of openings. Future restaurant growth depends on a variety of factors, including:

•	the expected rate of return on the capital invested in the new restaurant;

•	the availability of affordable sites that meet our demographic and other specifications;

•	general economic conditions, including consumer spending for family and casual dining;

•	growth trends in consumer demand for our restaurant concepts;

•	our ability to obtain local permits; and

•	the availability of high-quality management and hourly employees.

We use a site selection process for our Bob Evans Restaurants that includes a detailed evaluation of factors such as population density, household income in the area, competition, the site’s visibility and traffic patterns, accessibility, proximity to retail centers, and the demographics of potential guests.

We continually assess all of our existing restaurants under a program to determine whether any restaurants should be (1) rebuilt, (2) relocated, (3) remodeled or (4) retired. During fiscal 2013, we retired seven underperforming Bob Evans Restaurants. We believe these closures strengthened our restaurant portfolio by improving overall returns and freeing up resources for other uses, including the Farm Fresh Refresh remodeling initiative for Bob Evans Restaurants described below.

We believe we must innovate and change the way people think about Bob Evans Restaurants by ensuring that the concept is relevant to our family-first growth target. During fiscal 2013, we opened two new Bob Evans Restaurants, compared to four in fiscal 2012, and two in fiscal 2011. We did not rebuild any existing Bob Evans Restaurants and remodeled 195 existing restaurants in fiscal 2013. These restaurants are part of Bob Evans Restaurants’ new Farm Fresh Refresh remodeling initiative, which provides the restaurants with a contemporary look and feel to enhance our guests’ experience. The new and remodeled restaurants feature a fresher, brighter color scheme, a new “Taste of the Farm” bakery, a dedicated carryout area, gift card displays, a redesigned retail area, and a mural depicting the heritage of the Bob Evans brand. During fiscal 2014, we plan to build up to four new Bob Evans Restaurants and complete our current Farm Fresh Refresh initiative chain wide. These new restaurants will be located in high-traffic retail areas or near major interstate highways located in or near existing markets to deepen the concept’s penetration in successful trade areas and to expand into contiguous trade areas.

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

Our restaurant operating margins are subject to changes in the price and availability of food commodities. Prices for many of the foods and other commodities we bought for our restaurants increased during fiscal 2013, and we expect more increases during fiscal 2014. Our operating margins are also affected by changes in the price of utilities, such as natural gas, upon which many of our restaurants depend for their energy supply.

To help control costs and obtain competitive prices, our supply chain team negotiates directly with our suppliers and occasionally uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. Additionally, we purchase products in bulk for our food products operations and negotiate volume discounts with suppliers. We continue to consolidate our purchasing activities for the entire company. This allows us to leverage the combined purchasing power of our restaurant concept and BEF Foods segment. As part of this effort, we use competitive bidding and reverse on-line auctions for certain products and services.

The BEF Foods segment manufactures sausage products, as well as muffin mixes, dressings, sausage gravy, sauces and soups, which are distributed to our restaurants by third parties. Third parties distribute food and inventory items to our restaurants twice a week, on average. Our distributors purchase products from the suppliers we specify, at the prices we negotiate, and distribute them to our restaurants on a cost-plus basis. Produce, breads and dairy items are sometimes delivered to restaurants more frequently and/or obtained from local suppliers to ensure freshness.

During fiscal 2010, we undertook an extensive review of our restaurant distribution system in an effort to: optimize our distribution efficiency for our restaurant concept; manage our restaurant distribution risk; combine the location of products for our restaurant concept in the same distribution centers; and identify distribution partners capable of providing opportunities for additional efficiencies. We solicited and reviewed bids from a number of distributors to service our entire restaurant system. As a result of this process, we selected Gordon Food Service, Inc. (“GFS”) as our restaurant distributors and implemented their services in fiscal 2011. Distribution services to our restaurants are now handled by GFS.

In October 2011, we sold a distribution facility located in Springfield, Ohio, to Millard Refrigerated Services (“Millard”). The distribution center was owned by BEF Foods, Inc., a wholly owned subsidiary of the Company. Millard took over the operation of the 127,509 square foot facility and continued to ship Bob Evans brand products to retail and foodservice customers. In November 2012, we consolidated our transportation services in a new center located in Springfield, Ohio, adjacent to the distribution center.

As a result of our distribution system changes, we believe we have improved distribution efficiency, attained consistent pricing and lowered costs as we leverage the volume of our restaurant concept. Although only one distributor furnishes the majority of inventory items to our restaurants, we believe other distributors can readily provide this inventory. We have not experienced any material or continued shortage of the products distributed by any third parties. Please see Item 1A. Risk Factors — “Our restaurant and food products businesses are business dependent on timely delivery of fresh ingredients by our suppliers and distributors,” for more information.

Sources and Availability of Raw Materials

Menu mix in the restaurant business is varied enough that raw materials historically have been readily available. However, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. We believe that all essential food products will continue to be generally available from our existing suppliers or, upon short notice, can be obtained from other qualified suppliers. Due to the rapid turnover of perishable food items, our restaurants maintain inventories with a modest (approximately $12,000 of inventory per restaurant) aggregate dollar value in relation to revenues.

Advertising and Marketing

We spent approximately $33 million on restaurant advertising and marketing during fiscal 2013. Most of our advertising budget was spent on television, radio, print and outdoor advertising for Bob Evans Restaurants. We focus our advertisements on new Bob Evans Restaurants’ menu items and the concept’s position as offering “farm fresh goodness that brings families together.” Our fiscal 2013 advertising campaigns featured new menu offerings, such as our expanded $9.99 Three-Course Dinner entrée options and the All-You-Can-Eat Hotcakes and Endless Farmhouse Lunch. We also remained focused on our digital marketing efforts by utilizing BE Mail, Facebook and Twitter, as well as the Bob Evans Internet Web site. We also distribute coupons and support in-store merchandising, menus, kids’ marketing programs, and local store marketing. Additionally, upon completion of the Farm Fresh Refresh remodeling market, we increase our advertising in the completed market and surrounding area.

Research and Development

Research and development expenses for our restaurant concept and BEF Foods operation have not been material. As part of our effort to “Consistently Drive Sales Growth,” we continuously test food items to identify new and improved menu and retail food product offerings to appeal to our existing customers, satisfy changing eating trends and attract new customers. We maintain an 18 to 24 month product development pipeline which is focused on creating and introducing innovative menu items and retail food products, as well as enhancements to our existing offerings.

In order to keep our menu and retail food products fresh and appealing to our guests’ taste preferences, our product development team is concentrated on creating appealing menu offerings that are consistent with the positioning of the brand, as well as quality enhancements to some of our best-selling items. Product development for both Bob Evans Restaurants and BEF Foods segments focuses on home-style offerings with a unique Bob Evans twist.

Competition

The restaurant industry is highly competitive. There are numerous segments within the restaurant industry, distinguishable based on the type of food, food quality, service, location, associated price-to-value relationship and overall dining experience. We have positioned our Bob Evans Restaurants in the family dining segment. We must “Be the BEST at Operations Execution” to effectively compete for customers’ “share of stomach.”

The restaurant business is affected by changes in the public’s eating habits and preferences, population trends, traffic patterns, weather conditions and gasoline and other energy costs, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry include the quality and value of menu offerings, quality and speed of service, attractiveness of facilities, advertising, name-brand awareness and image, and restaurant locations. Although we believe our restaurant concept competes favorably with respect to each of these factors, many of our competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources than we have. Additionally, we compete with many restaurant operators and other retail establishments for site locations and restaurant employees. We also face growing competition from quick-service and fast-casual restaurants that are improving the quality and expanding the variety of their offerings, especially at breakfast.

BEF Foods Segment — Retail Food Product Operations

Our vision for our BEF Foods segment is to be a “BEST in class” food business driven by innovation and strong retail partnerships with a portfolio of convenient meal solutions that meet consumer needs. We offer a wide variety of quality, home-style food products to retail and foodservice customers. We sell our retail food products under the Bob Evans, Owens and Country Creek brand names. We believe our food products provide “farm fresh goodness” and convenient meal solutions that uphold our high-quality standards. Our food products include approximately 169 varieties of branded fresh, smoked and fully cooked pork sausage, ham and hickory-smoked bacon products. We also offer over 144 complementary, convenience food items in the refrigerated and frozen areas of grocery stores such as mashed potatoes, macaroni and cheese, and microwaveable sandwiches.

During fiscal 2013, we introduced approximately 19 new retail food products, including many varieties of Bob Evans side dishes, precooked sausage and fresh and frozen sandwiches. Our refrigerated mashed potatoes and macaroni and cheese side dishes continue to grow as a percentage of our food products volume. We will continue to “Consistently Drive Sales Growth” through new product development and enhancing existing items to address changing consumer demands.

Production

We currently produce food products in our seven manufacturing facilities. We produce fresh sausage products at our plants located in Richardson, Texas, Hillsdale, Michigan and Xenia, Ohio. Our Sulphur Springs, Texas, and Bidwell, Lima, and Springfield, Ohio, plants produce ready-to-eat products, such as sandwiches, soups and gravies.

On April 28, 2012, the BEF Foods segment purchased from SWH Corporation and now owns and operates an approximately 25,000 square-foot prep kitchen in Fullerton, California, that prepares signature muffin mixes, dressings, sausage gravy, sauces and soups for Bob Evans Restaurants and some third-party restaurants, including the Mimi’s Café restaurant chain which was formerly owned by the Company. Third-party sales represent 28.3 percent, 12.8 percent, and 16.4 percent of prep kitchen net sales for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

In August 2012, we purchased the Kettle Creations brand and a 100,000 square foot production facility in Lima, Ohio where we produce potato and pasta-based side dishes. Kettle Creations previously was a co-packer for BEF Foods. We are in the process of modifying and expanding the Kettle Creations production facility by 57,000 square feet and with one additional production line at a cost of approximately $30 million. Construction will be completed during the second quarter of fiscal 2014.

We have made efforts to “Increase Returns on Invested Capital” by implementing a plant optimization program to ensure we are operating efficiently and are positioned for future growth. The program is geared to identify operational gaps and opportunities to improve production efficiencies. As a part of this program, we closed our fresh sausage plant in Galva, Illinois, and the fresh sausage production portion of our Bidwell, Ohio, plant in fiscal 2011.

In May 2012, we announced our intention to close our food production plants in Springfield and Bidwell, Ohio. Effective March 29, 2013, we sold the Bidwell and Springfield, Ohio, plants but continue to lease and operate them. The Company plans to shut down operations in the Bidwell, Ohio, plant in the fall of 2013 and the Springfield, Ohio, plant in January 2014.

As part of this program, we are investing approximately $40 million of capital to modify and add production lines to our food production facility in Sulphur Springs, Texas, which will increase production of ready-to-eat food products, as well as add capacity for soups and gravies.

We strive to “Be the BEST at Operations Execution” by always focusing on food safety. We follow a Hazard Analysis and Critical Control Points (“HACCP”) program at each of our manufacturing plants. HACCP is a comprehensive system developed in conjunction with government agencies to prevent food safety problems by addressing physical, chemical and biological hazards. We use HACCP to identify potential safety hazards so that key actions can be taken to reduce or eliminate risks during production. We also have a team dedicated to food safety and quality assurance. During fiscal 2013, all of our manufacturing plants earned certification pursuant to Global Food Safety Initiative standards.

We use third parties to manufacture or “co-pack” the Bob Evans and Owens products that are not produced in our own facilities. These co-packed items include some of our mashed potatoes, macaroni and cheese, and meat items. At the end of fiscal 2013, we used approximately 20 third parties to manufacture food products for us.

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

Although our Bob Evans brand mashed potatoes are only available on a limited basis in some parts of the country, it is the leading brand of refrigerated mashed potatoes in the United States (based on pound sales and Information Resource Inc. total U.S. grocery data 52 weeks ending September 2012). Our goal is to “Consistently Drive Sales Growth” by leveraging our strong share position to secure additional retail store business and gain additional market penetration. We also believe strong brand awareness is critical in maintaining and securing valuable retail shelf space and will provide a strong platform for introducing product line extensions and new products.

Our retail sales force, which consists of our national account teams as well as third-party food brokers, sells our food products to a number of leading national and regional retail chains. Retail sales are approximately 80 percent of net sales, while foodservice sales account for approximately 20 percent of net sales.

A relatively small number of customers accounts for a large percentage of our sales. For fiscal 2013, our largest 10 accounts represented approximately 60 percent of our total BEF Foods sales, with the top two customers representing approximately 30 percent of our BEF Foods segment sales. As part of our effort to “Win Together as a Team,” we maintain national account teams to address the needs of our key retailers on a long-term basis.

We continue to devote time and effort on sales of our products to foodservice customers (i.e., third-party restaurants, schools and other commercial buyers). In fiscal 2013, net sales to foodservice customers accounted for approximately 20 percent of our food products business. Items for our foodservice customers are made to their specifications and include sausage, sausage gravy and breakfast sandwiches. Foodservice sales provide us with incremental volume in our production plants, as well as an opportunity for future growth.

Distribution

We supply our customers by shipping products directly to their warehouses for further distribution by the customers to their retail stores. We also distribute our products through food wholesalers and distributors who primarily service smaller, independent grocers.

At the end of fiscal 2013, Bob Evans and Owens brand products were available for purchase in grocery stores in all 50 states, the District of Columbia, and the Ontario, Canada area. Our Owens brand products were available for purchase primarily in Oklahoma and Texas.

During fiscal 2013, we sold to unaffiliated third parties who then sell our grilling sausage, side dish and frozen breakfast items in the Ontario, Canada area, and some of our Owens brand products are in parts of Mexico. Less than one percent of our fiscal 2013 revenue is attributable to sales by these third parties of our food products in Canada and/or Mexico.

We continue to work with retailers in states where there is an opportunity to distribute our products. We will explore expansion prospects with retailers to profitably increase points of distribution. During fiscal 2013, we added nearly 490 new item authorizations (i.e., orders from customers for products they have not ordered from us before), which represents a 12 percent growth over 2012.

Sources and Availability of Raw Materials

The most important raw material used in our food products business is live sows, which we depend upon to produce our pork sausage products. We procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in many states and Canada. The live sow market is highly volatile in terms of the number of sows available and market price. The live sow market is also dependent upon supply and demand for pork products, as well as corn and soybean meal prices (the major food supply for sows), weather and farmers’ access to capital. In fiscal 2014, we believe the BEF Foods segment will continue to be challenged by sow costs that are significantly higher than historical averages, with the potential for higher exports of raw pork products which could put a strain on supply. To date, we have not experienced any significant or prolonged difficulty in procuring live sows. We have not traditionally contracted in advance for the purchase of live sows, although we have done so in limited quantities from time-to-time. We have, however, entered into some contracts with regard to the purchase of live sows in which we have agreed to accept a specific number of truck loads per week with pricing based on the current market price plus yield premiums.

Other important raw materials used in our food products operations are potatoes, seasonings and packaging materials. Historically, these materials have been readily available, although some items may be in short supply during certain seasons and price fluctuations according to availability. Such shortages did not have a material impact on net sales or operating income. Generally, we purchase these items under supply contracts, and we occasionally engage in forward buying when we believe it to be advantageous. We believe that these items will continue to be available from our existing suppliers or, upon short notice, can be obtained from other qualified suppliers.

Most of our food products are highly perishable and require proper refrigeration. Product shelf life ranges from 18 to 60 days for refrigerated products. Due to the highly perishable nature and shelf life of these items, our production plants normally process only enough products to fill existing orders. As a result, we maintain minimal inventory levels. With our transition to a warehouse delivery system, many of our breakfast and dinner sausage items are frozen and shipped to warehouses. Shipping frozen product allows our retailers added flexibility to slack out product to meet consumer demand and allows us to build inventory for heavy consumption periods.

Advertising and Marketing

During fiscal 2013, we spent approximately $10 million advertising our food products, excluding coupons and trade promotion marketing costs. Our food products marketing programs consist of advertising, consumer promotions and trade promotions. Our advertising activities include television, radio, newspaper, digital and magazine advertisements aimed at increasing brand awareness and building consumer loyalty. Consumer promotions include the distribution of recipes featuring our products and targeted coupons designed to attract new customers and increase the frequency of purchases. Our trade promotions are aimed at providing retail display support and securing additional shelf space. During fiscal 2013, we continued to “Win Together as a Team” and “Consistently Drive Sales Growth” through joint marketing programs to support both our Bob Evans Restaurants and BEF Foods segments.

Competition

The food products business is highly competitive and is affected by changes in the public’s eating habits and preferences, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the industry are the quality, flavor and value of the food products offered, advertising and name brand awareness. We believe that we compete favorably with respect to each of these factors. Our competitors include well-established national, regional and local producers and wholesalers of similar products, some of whom have substantially greater financial, marketing and other resources than we have. We also face growing competition from private label sausage products and side dishes. With respect to our sausage products, our major competitors include the sausage products of Johnsonville Sausage LLC (i.e., Johnsonville brand) and the Hillshire Brands Company (i.e., Jimmy Dean brand).

Seasonality and Quarterly Results

Our Bob Evans Restaurants and BEF Foods segments are subject to seasonal fluctuations. Historically, our highest levels of revenue and net income at Bob Evans Restaurants occurred in the first and second quarters of our fiscal year. Many Bob Evans Restaurants are located near major interstate highways and generally experience increased revenue during the summer travel season. Holidays, severe weather conditions (such as snow storms, hurricanes, and thunderstorms), natural disasters (such as flooding, tornadoes, and earthquakes) and similar conditions impact restaurant sales volumes in some of the markets in which we operate.

Our BEF Foods business segment is seasonal to the extent that third and fourth quarter sales are typically higher due to increased sales of sausage and our home-style side dishes during the colder months from November through April and especially during the holiday season. We promote our bratwurst and Italian sausage products for outdoor grilling in an attempt to grow volume during the summer months.

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

Trademarks and Service Marks

We have registered trademarks and service marks, such as the mark Bob Evans® for our restaurant business, and Bob Evans®, Owens®, Country Creek Farm®, Kettle Creations®, and SWH Custom Foods®, for BEF Foods. We use additional registered and proprietary marks. We maintain a registration program for our marks with the United States Patent and Trademark Office and in certain foreign countries. In order to better protect our brands, we have also registered our ownership of the Internet domain names such as www.bobevans.com, beffoods.com, bobevansfoods.com and www.kettlecreations.net. We believe that our trademarks, service marks, proprietary recipes and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our Bob Evans Restaurants and BEF Foods segments. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concepts. It may be difficult for us to prevent others from copying elements of our restaurant concepts and food products, and any litigation to enforce our rights would likely be costly.

Government Regulation

We are subject to numerous federal, state and local laws affecting our businesses. Our restaurant segment is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development and openings of new restaurants or could disrupt the operations of existing restaurants. However, we believe that we are in compliance in all material respects with applicable governmental regulations and, to date, we have not experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open or operate any of our restaurants.

Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wage, meal and rest breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence, paid “sick days” or other paid time off, mandated health benefits for all employees or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our Bob Evans Restaurants and BEF Foods operations. Minimum wage increases in many states in which we operated during fiscal 2013 affected the profitability of our restaurants and led to increased menu prices. Various proposals that would require employers to provide paid time off for all of their employees are considered from time-to-time in federal and state legislative bodies.

The costs of insurance and medical care have risen significantly over the past few years and are expected to continue to increase. Existing or potential legislation changes, such as proposals to require employers to provide health insurance to all or a significant number of additional employees, could negatively impact our operating results. The imposition of any requirement that we provide paid time off or health insurance to all or a significant number of additional employees could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

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

There have been a number of federal, state and local proposals and regulations to require restaurants to provide nutritional information on menus and/or require that restaurants label menus with the country of origin of meal ingredients. For example, the Bob Evans restaurant located in Montgomery County, Maryland, is subject to a menu-labeling law that became effective on July 1, 2010. The national health care reform legislation enacted on March 23, 2010, contains provisions that require restaurants with 20 or more locations to post calorie information on menus and additional nutritional information in writing at the restaurant. The Food and Drug Administration (“FDA”) has released two sets of proposed regulations and is in the process of soliciting comments. The FDA is hoping to issue the final rules by the end of 2013 and is proposing that the final rules become effective six months from the date of publication for covered restaurants. Although the new federal legislation would preempt the state and local legislation already enacted (e.g., California, Maine, Massachusetts, New Jersey, Oregon, Nashville, Tennessee, New York City, New York and Philadelphia, Pennsylvania), some of these jurisdictions are requiring compliance with their regulations until the FDA begins enforcing the federal regulations. We are concerned that these menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. However, we support the implementation of uniform standards across the United States by the FDA, rather than a state-by-state and locality-by-locality approach.

Potential changes in labor laws, including the possible passage of all or parts of the proposed Employee Free Choice Act, or the subsequent version proposed in 2013 known as the “Labor Relations First Contract Act,” could result in portions of our workforce being subjected to greater organized labor influence. These proposals could impact the nature of labor relations in the United States, specifically, how union elections and contract negotiations are conducted. These proposals aim to make it easier for unions to form and employers of unionized employees may face mandatory, binding arbitration of labor scheduling, costs and standards, which could increase the costs of doing business. Although we do not currently have any union employees, these proposals or similar labor legislation could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our ability to serve our guests.

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

As a manufacturer and distributor of food products, our BEF Foods segment is subject to a number of food safety regulations, including regulations promulgated by the U.S. Department of Agriculture (“USDA”) and the FDA. These agencies enact and enforce regulations relating to the manufacturing, labeling, packaging, distribution and safety of food in the United States. Among other matters, these agencies: enforce statutory prohibitions against misbranded and adulterated foods; establish safety standards for food processing; establish standards for ingredients and manufacturing procedures for certain foods; establish standards for identifying certain foods; determine the safety of food additives; establish labeling standards and nutrition labeling requirements for food products; and enforce regulations to prevent the introduction, transmission or spread of communicable diseases. In addition, various states regulate our operations by: enforcing federal and state standards for selected food products; grading food products; licensing and inspecting plants and warehouses; regulating trade practices related to the sale of food products; and imposing their own labeling requirements on food products. Some of the food commodities we use in our operations are also subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.

Through our sausage manufacturing operations, our BEF Foods segment is subject to the requirements of the Packers & Stockyards Act (the “P&S Act”). The general purpose of the P&S Act is to: (1) assure fair competition and fair trade practices; (2) safeguard farmers and ranchers; (3) protect consumers; and (4) protect members of the livestock, meat and poultry industries from unfair, deceptive, unjustly discriminatory and monopolistic practices. The P&S Act is administered by the Grain Inspection, Packers & Stockyards Administration (“GIPSA”), which is part of the USDA. Among other requirements, the P&S Act requires meat packers, such as our BEF Foods segment, to be bonded, which provides trust protection for producers in the event they are not paid for livestock by a meat packer, and requires that livestock producers be paid promptly by meat packers for the sale of livestock. Violations of the P&S Act may be resolved through a notice of violation, a stipulation agreement with GIPSA, administrative actions and court actions.

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

U.S. federal, state and local laws and regulations are increasingly being enacted to address concerns about the effects that carbon dioxide emissions and other identified greenhouse gases (“GHG”) may have on the environment and climate worldwide. These effects are widely referred to as “Climate Change.” One or more of our BEF Foods segment manufacturing facilities could be covered by such new legislation. As in virtually every industry, GHG emissions occur at several points across our operations, including production, transportation and processing. Compliance with future legislation, if any, and compliance with currently evolving regulation of GHGs by the EPA and states may result in increased compliance costs, capital expenditures, and operating costs. In the event that any future compliance requirements at any of our facilities require more than the sustainability measures that we are currently undertaking to monitor emissions and improve our energy efficiency, we may experience increases in our costs of operation. These regulatory changes may also lead to higher cost of goods and services, which may be passed on to us by suppliers. Based on information currently available to us, we believe that compliance with these regulations will not have a material adverse effect on us.

From time to time, we receive notices and inquiries from regulatory authorities and others asserting that we are not in compliance with particular laws and regulations. In some instances, litigation ensues. In addition, individuals may initiate litigation against us. Many of our facilities are subject to environmental permits and other regulatory requirements, violations of which are subject to civil and criminal sanction. In some cases, third parties may also have the right to sue to enforce compliance.

Employees

As of April 26, 2013, we employed 34,023 persons (8,252 full-time and 25,771 part-time), including 32,653 persons in our Bob Evans Restaurants segment, 858 persons in our BEF Foods segment, and 512 at our corporate office. None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe our working conditions and compensation packages are generally comparable with those offered by our competitors. We consider overall relations with our employees to be favorable.

Available Information

We are subject to the informational requirements of the Exchange Act, and, accordingly, we file reports, proxy statements, and other information with the SEC. Such reports, proxy statements, and other information are publicly available and can be read and copied at the reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Internet address is www.bobevans.com. We make available at this address, free of charge, press releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. In addition, we provide periodic investor relations updates and our corporate governance materials at our Internet address.

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

ITEM 1A.    RISK FACTORS.

The risk factors presented below may have a material adverse effect on our future operating results, financial position and cash flows. The categories listed below are for information purposes only and do not signify that any risk should or should not be included in one or more of the other categories, or that any category or risk is more significant than any other risk. In addition to the risk factors presented below, changes in general economic conditions, consumer tastes and discretionary spending patterns, demographic trends and consumer confidence in the economy, which affect consumer behavior and spending for restaurant dining occasions and retail purchases in general, may have a material adverse effect on us. Our actual results could vary significantly from any results expressed or implied by any forward-looking statements contained in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission depending upon a variety of factors, including, but not limited to, the following risks and uncertainties:

I.    STRATEGIC

We depend on initiatives designed to improve the efficiencies, costs and effectiveness of our operations, as well as increase revenues, and failure to fully achieve or sustain these initiatives could adversely affect our results of operations.

We have had, and expect to continue to have, initiatives related to cost efficiencies and revenue generation in various stages of testing, evaluation and implementation, upon which we expect to rely on to improve our results of operations and financial condition. Many of these initiatives are inherently risky and uncertain in their application to our business in general, even when tested successfully on a more limited scale. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful system-wide implementation across hundreds of restaurants and involving tens of thousands of employees relies on consistency of training, stability of workforce, ease of execution and the absence of offsetting factors that can adversely influence results. Failure to achieve successful implementation of our initiatives could adversely affect our results of operations.

We depend on consumer acceptance of our menu offerings, food products, prices, atmosphere, convenience and service procedures.

Our success in creating demand for our restaurant menu offerings and food products is dependent on our ability to continue to accurately predict consumer dining and taste preferences and adapt our menu and food products to trends in food consumption. If customer eating habits change significantly and we are unable to respond with appropriately priced menu offerings and food products, as well as convenience and service procedures, it could have a material adverse effect on demand for our menu offerings and food products, which would result in lost customers and a material adverse effect on our business and results of operations. Our success is also dependent upon our ability to provide outstanding customer service, convenience and to keep the atmosphere of our restaurant segment differentiated from our competitors, and relevant and appealing to our customers. If we change our restaurant concept or customer service technique, we may lose customers who do not prefer the changed concept or customer service technique, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make the concept or technique profitable.

Our long-term growth strategy depends on opening new restaurants. Our ability to expand our restaurant base is influenced by factors beyond our control, which may slow restaurant expansion and impair our growth strategy.

We are pursuing a disciplined long-term growth strategy which, to be successful, will depend in large part on our ability to open new restaurants and operate those restaurants on a profitable basis. We do not intend to substantially increase the construction of new restaurants until we are confident that we have adequately improved restaurant level economics by increasing our sales, lowering our labor, materials and construction costs and increasing our margins and profitability. We cannot guarantee that we will be able to achieve our expansion goals or operating results similar to those of our existing restaurants. One of our biggest challenges in meeting our long-term growth objectives will be to locate and secure an adequate supply of suitable new restaurant sites. We have experienced delays in opening some of our restaurants and may experience delays in the future. Delays or failures in opening new restaurants could have a material adverse effect on our planned long-term growth strategy.

The success of any restaurant expansion will depend upon numerous factors, many of which are beyond our control, including the following:

•	our ability to generate a suitable level of return on the money we invest in new restaurants;

•	the availability and hiring of qualified personnel;

•	our ability to appropriately train employees and staff the restaurants;

•	our ability to identify available and suitable restaurant sites;

•	competition for restaurant sites;

•	negotiation of favorable purchase or lease terms for restaurant sites;

•	timely development of new restaurants, including the availability of construction materials and labor;

•	management and control of construction and development costs of new restaurants;

•	our ability to manage construction delays related to the opening of any facility;

•	our ability to manage the local, state or other regulatory, zoning and licensing processes in a timely manner, or at all;

•	cost and availability of capital;

•	competition in our markets;

•	consumer acceptance of our restaurants in new markets; and

•	general economic conditions.

In addition, we plan to continue entering new markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns compared to our existing markets, which may cause the new restaurants to be less successful in these new markets than in our existing markets.

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

Our sales and expenses can be impacted significantly by the number and timing of the opening of new restaurants and the closing, relocating and remodeling of existing restaurants. We incur substantial preopening expenses each time we open a new restaurant and other expenses when we close, relocate or remodel existing restaurants. The expenses of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

Our restaurant business is dependent upon satisfactory customer service, and we may have difficulty hiring and retaining a sufficient number of qualified employees to deliver appropriate service.

Our restaurant business depends in part upon our ability to attract, train, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers who can meet the high standards necessary to deliver the levels of food quality and service on which our restaurant segment is based upon. The short supply of qualified individuals in some areas could strain our restaurant operations, delay new restaurant openings or require us to increase wages to attract desired individuals, which could have a material adverse effect on our financial position or results of operations. Also, high rates of employee turnover could have a negative impact on food quality, recruiting and training costs, and customer service, which would result in an adverse effect on our restaurant business and results of operations.

We depend on our ability to compete effectively in the restaurant and food products industries.

The restaurant industry is highly competitive and is affected by changes in the public’s eating habits and preferences, population trends, traffic patterns and weather conditions, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors in the restaurant industry include the quality and value of the menu items offered, food preparation and consistency of the preparation from restaurant to restaurant, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image and restaurant locations. Many of our competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources than we have, which may give them competitive advantages. We compete with many restaurant operators and other retail establishments for site locations and restaurant employees. We also compete with grocery store chains that offer cooked and prepared products for the consumer. We expect competition to intensify as our competitors expand operations in our markets and quick-service restaurant chains expand their breakfast offerings. This increased competition could have a material adverse effect on our financial position or results of operations.

The food products industry is also highly competitive and is affected by changes in the public’s eating habits and preferences, as well as by local and national economic conditions affecting consumer spending habits. Key competitive factors in the industry include the quality, flavor and value of the food products offered, advertising and name brand awareness. Our competitors include well-established national, regional and local producers and wholesalers of similar products, many of whom have substantially greater name recognition and financial, marketing and other resources than we have, which may give them competitive advantages. We are facing increased competition from private label sausage products and side dishes. We expect competition to intensify in our BEF Foods segment as other food companies introduce refrigerated side dishes to compete with our successful potato and side dishes. This increased competition could have a material adverse effect on our financial position or results of operations.

Our marketing and branding strategies may not be successful, which could negatively affect our business.

Our marketing and branding strategies continue to evolve to maximize our appeal to customers and compete effectively. We do not have any assurance that our marketing strategies will be successful. If new advertising, modified branding, and other marketing programs are not successful, we may not generate the level of restaurant and food products sales we expect and the expenses associated with these programs will negatively affect our financial results. Moreover, many of our competitors have successfully used national marketing strategies, including network and cable television advertising in the past, and we may not be able to successfully compete against those established programs.

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

The growth of our BEF Foods segment’s sales and profits is dependent upon our ability to expand into existing and new markets.

The successful growth of our BEF Foods segment depends on our ability to add new retail customers, as well as expand the number of products sold through existing retail customers by expanding the number of our items they offer for sale and product placement within the refrigerated meat and the frozen products departments. The expansion of the BEF Foods business segment depends on our ability to obtain and retain large-account customers, such as grocery store chains and warehouse customers. Our failure to obtain and retain new large-account customers or maintain our relationships with existing large-account customers could have a material adverse effect on the BEF Foods segments’ business and results of operations.

Our BEF Foods segment’s business is dependent upon a limited number of suppliers for the production of a significant number of items and relies upon a relatively small number of customers for a large percentage of its sales.

Our BEF Foods segment’s business is dependent upon a limited number of suppliers, and we have not always identified secondary suppliers for food products manufactured in our plants, or secondary suppliers with sufficient capacity. Our prolonged inability to provide products to fill orders in a timely manner would have an adverse effect on both our Bob Evans Restaurants and the BEF Foods segments’ businesses and our results of operations. Our BEF Foods segment’s business also relies upon a relatively small number of customers for a large percentage of its sales. Our inability to maintain strong relationships with our key customers could result in a loss of business, which would have a material adverse effect on our BEF Foods business and our results of operations.

The financial performance and results of operations of the BEF Foods segment could be adversely affected by availability of and price we pay for sows.

Sows are the most important raw material used to produce our pork sausage products in our BEF Foods segment. We procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in many states and Canada. The live sow market is highly volatile in terms of the number of sows available and the current market price. The live sow market is dependent upon supply and demand for pork products, as well as corn and soybean meal prices (the major food supply for sows), weather and farmers’ access to capital.

We believe our BEF Foods segment will continue to be challenged by sow costs that are significantly higher than historical averages. Higher sow costs adversely affect the BEF Foods segment’s profitability, and we cannot guaranty that we will be able to pass along any portion to our consumers in a timely manner or at all.

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

A majority of our Bob Evans Restaurants are located in Ohio and other parts of the Midwest, which makes us particularly sensitive to economic conditions, natural disasters, severe weather and other events in this region. We believe same-store sales at our Bob Evans Restaurants are particularly sensitive to economic conditions in the Midwest, which has been hit particularly hard by the downturn in the United States’ economy, the troubled auto industry, increased unemployment and lower home values. We have 241 Bob Evans Restaurants located in Michigan and Ohio where the impact of job loss in the automotive industry (manufacturers and suppliers) could have a material adverse effect on our sales.

Our ability to align our corporate culture to adapt to evolving business changes and requirements could have a material adverse effect on us in the future.

Our results may be adversely affected if we are unable to execute on the key elements of our strategic plan to improve our delivery execution, resource utilization, and decision making processes. As with any organization with over 34,000 employees, effecting significant changes in operational regimes and corporate culture is a challenge. If we are unable to change and instill within our entire organization the appropriate operational regimes of our corporate culture, we may not be able to gain the anticipated improvements and increase our profitability. The implementation of our strategic plan will require, among other things, expending capital, developing and adopting new technologies, recruiting talented employees and changing our corporate culture. If we are unable to successfully execute any or all of the initiatives of our strategic plan, our revenues, operating results and profitability may be adversely affected.

II.    OPERATIONS

Our business could suffer if we are the subject of negative publicity or litigation regarding allegations of food-related contaminations or illnesses.

As a business with a restaurant segment and a food production segment, we can be adversely affected by complaints or litigation from consumers alleging illness, injury or other food quality, adverse health effects (including obesity) or operational concerns. Our reputation and business can also be adversely affected by negative publicity resulting from such complaints or litigation. Food-related contaminations and illnesses may be caused by a variety of food-borne pathogens, such as e-coli or salmonella, from a variety of illnesses transmitted by restaurant workers, such as hepatitis A, and from contamination of food by foreign substances. Contamination and food borne illness incidents could also be caused by food suppliers and distributors. As a result, we cannot control all of the potential sources of contamination or illness that can be contained in or transmitted from food. If any person becomes injured or ill, or alleges becoming injured or ill, as a result of eating our food, we may temporarily close some restaurants or a BEF Foods segment plant, which would decrease our revenues, and we may be liable for damages, be subject to governmental regulatory action and/or receive adverse publicity, regardless of whether the allegations are valid or whether we are liable, any of which could have long-lasting, negative effects on our reputation, financial position and results of operations.

Unfavorable publicity, or a failure to respond effectively to adverse publicity, could harm our reputation and adversely impact our guest counts and sales.

The good reputation of our restaurant and foods brands is a key factor in the success of our business. Actual or alleged incidents at any of our restaurants or plants could result in negative publicity that could harm our brands. Given the extensive use of the Internet and various forms of social networking Web sites, as well as our own Web site, unfavorable publicity can spread world-wide in only hours. Even incidents occurring at restaurants operated by our competitors or in the supply chain generally could result in negative publicity that could harm the restaurant and food processing industry overall and, indirectly, our own brands. Negative publicity may result from allegations of illegal, unfair or inconsistent employment practices, guest discrimination, illness, injury, or any of the other matters discussed above that could give rise to litigation. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants or plants, or only to a single restaurant or plant, could adversely affect public perception of the entire brand. Negative publicity also may result from health concerns including food safety and flu outbreaks, publication of government or industry findings concerning food products, environmental disasters, crime incidents, data privacy breaches, scandals involving our employees, or operational problems at our restaurants or plants, all of which could make our brands less appealing to our guests and customers, and negatively impact our guest counts and sales.

Adverse publicity and its effect on overall consumer perceptions of our brands, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

Catastrophic events may disrupt our business and could adversely affect our revenues and results of operations.

We are a highly automated business and rely on our production facilities and our network infrastructure and our Web site for our development, marketing, operational, support, hosted services and sales (including on-line ordering) activities. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major natural disaster, fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. In the past, severe weather conditions and natural disasters have caused power outages and other circumstances which have adversely affected the operations of our corporate office in Columbus, Ohio, individual food manufacturing plants, and restaurants.

Our BEF Foods segment operates seven manufacturing plants. If we were forced to close or delay production at one or more of these plants due to a natural disaster or significant labor issue, we may be unable to increase production at our other plants in a timely manner, which could have a material adverse effect on our results of operations. Also, the restaurant segment relies on a single site prep kitchen for preparation of a substantial amount of its muffin mixes, dressings, sausage gravy, sauces and soups. Any temporary or permanent disruption in the operation of this facility would affect the ability of the restaurant segment to serve the full range of menu offerings or require us to obtain these items from alternative sources, which could have a material adverse effect on our results of operations.

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

We rely heavily on information technology and any material failure, interruption, or security breach in our systems could adversely affect our business.

We rely heavily on information technology systems across our operations, including for the order and delivery from distributors, point-of-sale processing in our restaurants, gift and loyalty cards, online business, and various other processes and transactions, including the storage of employee and customer information. Our ability to effectively manage our business and coordinate the production, distribution, and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales and reduced efficiency of our operations, and significant capital investments could be required to remediate the problem. Additionally, if a person is able to circumvent the security measures intended to protect our employee or customer private data, he or she could destroy or steal valuable information or disrupt our operations, which could significantly harm our reputation or result in litigation against us or the imposition of penalties.

We expect to increase investments in our systems in fiscal 2014 to provide greater access for customers, increase operational capabilities, and begin to replace our core enterprise resource planning systems.

Operational excellence and the continued improvement of our customer experience are among our highest priorities. As a result, we expect to make increased investments during fiscal 2014 in our technology infrastructure, and the labor necessary to support this technology, in areas designed to more effectively collect and process our enterprise information and data for resource planning, as well as positively impacting the way in which our customers interact with us, including through the ordering process, food production and finally through the delivery of food to the customer. Our inability to effectively implement the start of our core enterprise resource planning systems replacement, as well as the other changes to our technology infrastructure will negatively impact our operations and processes and could have a negative impact on our financial results.

If we lose the services of any of our key management personnel, our business could suffer.

We depend on the continued services and performance of our key management personnel. Our future performance will depend on our ability to motivate and retain these and other key officers and key team members, particularly regional and area managers and restaurant general managers. Competition for high-quality employees is intense. The loss of the services from our senior management or key team members or the inability to attract additional qualified personnel as needed could harm our business.

Our restaurant and food products businesses are dependent on timely delivery of fresh ingredients by our suppliers and distributors.

Our restaurant operations and food products business are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat. The cost, availability and quality of the ingredients we use to prepare our food are subject to a variety of factors, many of which are beyond our control. Fluctuations in weather, supply and demand, the economy and political conditions could adversely affect the cost, availability and quality of our ingredients. If the variety or quality of the food we offer declines due to the lack or lower quality of our ingredients or due to interruptions in the flow of fresh ingredients, customer traffic or food product orders may decline and negatively affect our sales. We have contracted with one primary and other third-party distributors for the delivery of food and other products to our restaurants. If our primary distributor or these contracts were suddenly and unexpectedly terminated, supply costs could increase and disruptions in distribution could occur during the transition to other third-party distributors.

The price and availability of food, ingredients and utilities used by our restaurants could adversely affect our revenues and results of operations.

Our business is subject to the general risks of inflation. Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, utilities, and other related costs over which we may have little control. Fluctuations in economic conditions, weather and demand, as well as natural disasters can adversely affect the availability, quality and cost of the ingredients and products that we buy. We require fresh produce, dairy products and meat, and therefore are subject to the risk that shortages or interruptions in supply of these food products could develop. Our operating margins are subject to changes in the price and availability of food commodities. For example, the profitability of our BEF Foods segment is sensitive to sow costs. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products. Our operating margins are also affected by fluctuations in the price of utilities such as natural gas, whether as a result of inflation or otherwise, on which our restaurants depend for much of their energy supply. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations. In addition, because we provide a moderately priced product, we may not seek or be able to pass along price increases to our guests sufficient to offset cost increases.

Market supply and demand and the prices we receive for our products may fluctuate due to competition from other food producers and processors, as well as the availability or price of competing proteins.

We face competition from other food producers and processors. Some of the factors on which we compete and which may drive demand for our products include:

•	product safety and quality;

•	brand identification;

•	breadth and depth of product offerings; and

•	availability of our products and competing products;

Demand for our products also is affected by competitors’ promotional spending, the effectiveness of our advertising and marketing programs, and the availability or price of competing proteins.

Our inability to successfully and sufficiently raise menu and food products prices to offset increased costs could result in a decline in margins.

We utilize price increases for menu offerings and food products to help offset cost increases, including increased costs for wholesale food, raw materials, distribution, minimum wages, employee benefits, construction, fuel, utility, and other costs. During fiscal 2013, we implemented menu price increases at Bob Evans Restaurants to help offset operating and supply cost increases. Further federal legislation to increase the minimum wage as well as the tip credit wage we pay to certain staff members receiving guest gratuities is probable, and there may be similar increases implemented in other jurisdictions in which we operate or seek to operate. We may not be able to anticipate and react to changing costs by adjusting our purchasing practices and prices to sufficiently account for increased costs, especially further minimum wage increases at the federal and/or state level. Also, because we offer moderately priced food, we may not be able to, or we may choose not to, pass along price increases to our customers, which could have a material adverse effect on our business and results of operations.

We outsource certain business processes and product manufacturing to third-party vendors that subjects us to risks, including disruptions in business and increased costs.

Some of our business processes and the manufacturing of certain products are currently outsourced to third parties. Such processes include distribution of food and retail products to our restaurant locations, manufacturing of certain products, credit card authorization and processing, gift card tracking and authorization, health care and workers’ compensation insurance claims processing and externally hosted systems and business software applications. We cannot ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities, and there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our financial condition and results of operations.

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

•

national health care reform legislation passed by the U.S. Congress in March 2010 and its provisions will require nutritional information labeling on restaurant menus, menu boards, and drive-through displays;

•	permit, licensing and other regulatory requirements for the sale of food and beverages;

•	health, safety and fire regulations;

•	zoning, land and environmental regulations;

•	a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials;

•	sales tax;

•	new and changing laws and regulations relating to gift cards;

•	food safety regulations governing the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States and Canada; and

•	laws governing public access and employment for people with disabilities.

In March 2010, the President signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (“Health Care Reform Acts”). Although we are preparing for and have developed business processes to deal with and mitigate the costs, which may result in significant modifications to our employment and benefits policies and practices, we cannot predict with certainty the financial and operational impacts the new law will have on us. We do expect that our expenses will increase as a result of the new law. Any such increases could materially and adversely affect our business, financial condition and results of operations, such modifications to our business practices may be disruptive to our operations and impact our ability to attract and retain personnel.

The effect of material changes to healthcare laws in the United States may significantly increase our healthcare costs and negatively impact our financial results.

We offer eligible U.S. employees the opportunity to enroll in healthcare coverage subsidized by us. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. However, changes to the U.S. healthcare laws that become effective in 2014 may lead some eligible employees who currently do not participate in our healthcare plans to enroll for coverage. Such changes in the law include the imposition of a penalty on an individual who does not obtain healthcare coverage and provisions making certain individuals who can obtain employer coverage ineligible for healthcare premium tax subsidies that would otherwise be available in connection with the purchase of coverage through an exchange. If a significant number of eligible employees who do not currently participate in our healthcare plans, or who currently participate in our lower cost limited coverage plan, choose to enroll once the changes in law come into effect, our healthcare costs may increase significantly and negatively impact our financial results.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings in our restaurants could increase our operating costs, affect consumer preferences, increase the likelihood of litigation, and negatively impact our results of operations.

We are concerned about regulations requiring restaurants to provide calorie and other nutritional information on menus and/or in our restaurants. Some of our Bob Evans Restaurants are already subject to state menu-labeling laws. The Health Care Reform Acts contain provisions that require restaurants with 20 or more locations to post calorie information on menus and additional nutritional information in writing at the restaurant. The FDA released Proposed Regulations implementing this legislation on April 6, 2011. The FDA was expected to release Final Regulations prior to December 31, 2011, but did not, and no release date is currently set. The Final Regulations will specify when the FDA will commence enforcement of the Final Regulations which is expected to be between six months to one year after publication. Although the new federal legislation preempts the legislation already enacted in California, Montgomery County, Maryland, and other state and local jurisdictions (e.g., Maine, Massachusetts, New Jersey, Oregon, New York City and Philadelphia), some of these jurisdictions are requiring compliance with their regulations until the FDA begins enforcing the federal regulations.

Menu labeling regulations could have a material and adverse effect on our results of operations and financial condition due to the potential impact on our sales and profitability if the disclosures change guest preferences and menu mix, as well as increased operating costs incurred to comply with these regulations. Moreover, we could become subject to litigation arising from our nutritional disclosures, such as claims that our nutritional disclosures are inaccurate or that our menu offerings are harmful to human health.

Health concerns and government regulations relating to the consumption of trans-fats, pork, beef, chicken and other food products could affect consumer preferences and could negatively impact our results of operations.

Consumer food preferences could be affected by health concerns regarding the consumption of various types of food, such as trans-fats, pork, beef or chicken. While we have eliminated all artificial and synthetic trans-fats from our restaurant menu offerings and our food products, some foods, such as bacon, naturally contain trans-fats. Some government authorities have proposed increasing regulations regarding naturally occurring trans-fats and sodium. These regulations could, if adopted, require us to limit naturally occurring trans-fats or sodium amounts in our menu offerings and/or food products in the future. This could require us to switch to higher cost ingredients, stop offering certain products, or could hinder our ability to operate in certain markets.

Negative publicity concerning “mad cow” and “foot-and-mouth” disease relating to the consumption of beef and other meat products, “H1N1” or “swine flu” related to pork products, “H5N1” and “H7N9” “avian or bird flu” related to poultry products, and the publication of government, academic or industry findings about health concerns relating to menu items served by any of our restaurants could also affect consumer food preferences. These types of health concerns and negative publicity concerning our food products may adversely affect the demand for our food and negatively impact our business and results of operations.

Our business could suffer if we are the subject of increased litigation regarding personal injuries suffered on our premises, discrimination, harassment or other labor matters.

Employee and customer claims against us based on, among other things, personal injury, discrimination, harassment, wage and hour disputes or wrongful termination may divert our financial and management resources from operating our businesses. Restaurant companies have been the target of class actions and other lawsuits alleging, among other things, violation of federal and state law. Like many employers, we have been faced with allegations of purported class-wide labor violations in Ohio, and we have taken charges related to the settlement of these cases. An unfavorable verdict or a significant settlement in a future class-action lawsuit could have a material adverse effect on our financial position, cash flows and results of operations.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our results of operations and financial condition.

Our financial statements are prepared in accordance with GAAP. The FASB, the AICPA and other accounting standard-setting bodies may periodically issue changes to, interpretations of or guidance with respect to GAAP. The adoption of such guidance may have an adverse effect on our results of operations and financial position.

IV.    OTHER

Economic conditions in the United States have adversely impacted our business and financial results in fiscal 2013, and uncertainty regarding the economic recovery could have a material adverse effect on us in the future.

The restaurant and food products industry is dependent upon consumer discretionary spending. The economic downturn in the United States and uncertainty regarding the economic recovery has reduced consumer confidence impacting the public’s ability and desire to spend discretionary dollars, resulting in lower levels of guest traffic in our restaurants and sales of our food products. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase, our guests and customers may have less disposable income and reduce the frequency with which they dine out or purchase our products. Although there has been some improvement in certain economic indicators, recent reports indicate that consumer uncertainty may persist during 2013 and beyond, so our ability to increase sales may be negatively impacted in the future. If this difficult economic situation continues for a prolonged period of time or deepens in magnitude, our business and results of operation could be materially and adversely affected, and our customers may continue to remain apprehensive about the economy and maintain or further reduce their already lowered level of discretionary spending. This will result in spreading fixed costs across a lower level of sales, and will, in turn cause downward pressure on our profitability. This could result in restaurant or plant closures and asset impairment charges.

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

Failure to comply with laws, regulations and third party contracts regarding the collection, maintenance and processing of information may result in adverse publicity and adversely affect the operation of our business and results of operations.

We collect, maintain and process certain information about customers and employees. Our use and protection of this information is regulated by various laws and regulations, as well as by third party contracts. If our systems or employees fail to comply with these laws, regulations or contract terms, it could require us to notify customers, employees or other groups, resulting in adverse publicity, loss of sales and profits, increased fees payable to third parties, and penalties or remediation and other costs that could adversely affect the operation of our business and results of operations.

Inappropriate use of social media vehicles presents new risks.

The inappropriate use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection of personal information. Negative posts or comments about us on any social networking Web site could seriously damage our reputation. In addition, the disclosure of non-public company sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and archive this information. Identifying new points of entry as social media continues to expand presents new challenges.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a variety of other factors, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	fluctuations in food and commodity prices, including sow costs;

•	the timing of new restaurant openings and related expenses;

•	restaurant operating costs for our newly opened restaurants, which are often materially greater during the first several months of operation;

•	inability to reduce corporate costs currently supporting operations of Mimi’s Café;

•	labor availability and costs for hourly and management personnel;

•	profitability of our restaurants, especially in new markets;

•	impairments of long-term assets;

•	trends in same-store sales;

•	adverse weather conditions;

•	special items, such as property sales;

•	local and national economic conditions, including gasoline and other energy costs; and

•	changes in consumer preferences and competitive conditions.

Our restaurant and our BEF Foods business segments are also subject to seasonal fluctuations. As a result, our quarterly and annual operating results, same-store sales and comparable food products sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any fiscal year. If our quarterly operating results fall below the expectations of securities analysts and investors due to the factors discussed above, this could result in a decline in our stock price.

Many factors, including those over which we have no control, affect the trading price of our stock.

Factors such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business, could have an impact on the trading price of our common stock. The market price of our common stock may also be affected by stock market conditions, including price and trading fluctuations on the NASDAQ Stock Market, the New York Stock Exchange or other exchanges. In addition to investor expectations about our prospects, trading activity in our common stock can reflect the portfolio strategies and investment allocation changes of institutional holders, as well as non-operating initiatives such as share repurchase programs. Any failure to meet market expectations for our financial performance, particularly with respect to comparable restaurant sales, revenues, operating margins and earnings per share, would likely cause our stock price to decline.

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

Restrictive covenants in our debt instruments could restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely affect us.

Our credit facility contains various covenants that limit, among other things, our ability to incur liens on our assets; merge or consolidate with other entities; transfer or sell a substantial part of our assets; substantially change the nature of our business; and enter into transactions with affiliates. The covenants contained in our credit facility could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities, to fund our business operations or to successfully implement our current and future operating strategies.

A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. In addition, the agreements governing our credit facility require us to maintain certain financial ratios. Our ability to comply with these covenants may be affected by events beyond our control (such as uncertainties related to the current economy), and we cannot be sure that we will be able to comply with these covenants at all times in the future. Upon the occurrence of an event of default under any of our debt instruments, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot be sure that our assets would be sufficient to repay in full our outstanding indebtedness.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.

We believe that our trademarks, service marks and other proprietary rights are important to our success and our competitive position. Our primary trademarks, “Bob Evans” and “Owens,” are key components of our operating and marketing strategies. As a result, we devote appropriate resources to the protection of our trademarks and other proprietary rights. The protective actions that we take, however, may not be sufficient to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, could cause us to incur significant legal costs.

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

As a result of the provisions of the Membership Interest Purchase Agreement dated January 28, 2013, pursuant to which the sale of the Mimi’s Café restaurant chain was sold, we may incur expenses for liabilities we retained and indemnification we provided to the buyer, and we may not receive all or part of the purchase price evidenced by the $30.0 million promissory note from the buyer.

As part of the terms of the Membership Interest Purchase Agreement dated January 28, 2013, pursuant to which we sold the Mimi’s Café restaurant chain, we retained certain liabilities for the presale operations of the Mimi’s Café restaurant chain, including potential claims and most existing litigation, as well as agreeing to indemnify the buyer against the costs of the same. Because of this we are likely to incur expenses for such claims and liabilities related to periods up to the date of sale.

Part of the consideration received was a promissory note. The promissory note has a principal balance of $30.0 million, an annual interest rate of 1.5%, and a term of seven years. The Note is payable at maturity. Partial prepayments are required prior to maturity if the buyer reaches certain levels of EBITDA during specified periods, or upon a sale or liquidation. The buyer covenanted to provide funding of at least $10.0 million through the initial 18-months after closing. To the extent of such capital being funded but not repaid, we agreed to subordinate our right to repayment under the Note until the buyer has first received a repayment of its funding. The Note is subordinated to third party lenders. Because the maker of the Note is a newly formed entity with limited capital, if the Mimi’s Café restaurant chain should have limited profitability or losses, the likelihood that the Note would be paid in full is uncertain.

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

If we became engaged in a proxy contest with an activist shareholder in the future, our business could be adversely affected because: responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our senior management; perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and, if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following provides a brief summary of the location and general character of our principal plants and other physical properties as of April 26, 2013.

In March 2013, we sold our existing corporate headquarters located at 3776 S. High St., Columbus, Ohio, and now lease it from the buyer for a term through November 2013. We purchased approximately 41-acres of property in New Albany, Ohio, in December 2011 for the purpose of building a new corporate campus and headquarters. In April 2012, construction started on the new corporate headquarters and two adjacent buildings. The building and grounds are scheduled to be completed in October 2013 at a cost of approximately $48 million.

We also own the Bob Evans Farm, 937-acre farm located in Rio Grande, Ohio, and the Spring Creek Farm, a 30-acre farm located in Richardson, Texas. The two farm locations support our Bob Evans and Owens brand heritage and image through educational and tourist activities.

Bob Evans Restaurants Segment

At the end of fiscal 2013, we owned the real estate for 482 of our Bob Evans Restaurants and leased the real estate for the remaining 78 locations. The table located in Item 1 of this Annual Report on Form 10-K shows the location of all of our Bob Evans Restaurants in operation as of the end of fiscal 2013. The initial terms for the majority of our Bob Evans Restaurants’ leases are 20 years and include options to extend the terms. Additionally, we own or lease 52 closed restaurants that we have been marketing for sale or lease.

BEF Foods Segment

Our BEF Foods segment currently produces food products in our seven manufacturing facilities. We produce fresh sausage products at our plants located in Richardson, Texas, Hillsdale, Michigan, and Xenia, Ohio. Our Sulphur Springs, Texas, and Bidwell, Lima, and Springfield, Ohio, plants produce ready-to-eat products, such as sandwiches, soups and gravies.

During fiscal 2011, we closed a food product manufacturing plant located in Galva, Illinois, which we sold in 2013.

In April 2012, BEF Foods leased a prep kitchen in Fullerton, California. The prep kitchen lease expires in January, 2014.

We announced in May 2012 that we intend to close the Bidwell and Springfield, Ohio, plants in the second quarter of fiscal year 2014. Effective March 29, 2013, we sold the Bidwell and Springfield, Ohio, plants but continue to lease and operate them through October 2013, with the option to extend the lease on a month-to-month basis. The Company plans to shut down operations in the Bidwell, Ohio, plant in the fall of 2013 and the Springfield, Ohio, plant in January 2014.

In August 2012 we purchased the Kettle Creations brand and a 100,000 square foot production facility in Lima, Ohio. Kettle Creations previously was a co-packer for us. We produce at this facility, or will produce refrigerated mashed potatoes and potato based side dishes, side dishes such as macaroni and cheese, and soups and gravies. We are in the process of modifying and expanding the Kettle Creations production facility at a cost of approximately $30 million. Construction will be completed during the second quarter of fiscal 2014.

We are investing approximately $40 million of capital to modify and add production lines to our food production facility in Sulphur Springs, Texas, which will increase production of ready-to-eat food products, as well as add capacity for soups and gravies.

We own all of these properties with the exception of the food production plants in Springfield and Bidwell, Ohio, and the prep kitchen in Fullerton, California. We lease various other locations throughout our BEF Foods marketing territory which serve as regional and divisional sales offices.

We believe our facilities will have adequate capacity with our planned capital additions, which will position the BEF Foods segment for growth.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

SUPPLEMENTAL ITEM.    EXECUTIVE OFFICERS OF BOB EVANS FARMS, INC.

The following table sets forth certain information for the “executive officers” of Bob Evans Farms, Inc. for the past five years as of June 1, 2013. The executive officers are appointed by and serve at the pleasure of the Board of Directors of Bob Evans Farms, Inc.

Name	Age	Years of Service as Officer	Background
Steven A. Davis	55	7	Chairman of the Board and Chief Executive Officer since May 2006.
Paul F. DeSantis	48	2	Chief Financial Officer, Treasurer and Assistant Secretary since March 2011; Chief Financial Officer and Treasurer of A. Schulman, Inc. 2006 to March 2011.
T. Alan Ashworth	53	1	Vice President, Corporate Development and Finance since August 2012; Senior Director, Finance since December 2011; Vice President, Finance, Convergys Corporation from 2008 to 2011 (NYSE:CVG)
Harvey Brownlee	52	4	Executive Vice President and Chief Restaurant Operations Officer, Bob Evans Restaurants since November 2012; President and Chief Restaurant Operations Officer from February 2009 to November 2012; KFC Chief Operating Officer (Yum! Brands) from 2004 to January 2009.
Colin M. Daly	41	1	Senior Vice President, General Counsel and Corporate Secretary since May 2012; Secretary since March 2009 and General Counsel since February 2008, O’Charley’s Inc., Senior Corporate Counsel from April 2006 to January 2008, O’Charley’s, Inc.

Name	Age	Years of Service as Officer	Background
Joseph R. Eulberg	55	5	Executive Vice President, Human Resources since June 2010; Senior Vice President, Human Resources March 2008 to June 2010.
Richard B. Green	55	3	Chief Risk and Compliance Officer since February 2010; Vice President — CAO and Controller, Embarq Corporation, from May 2007 to July 2009.
Richard D. Hall	57	17	Executive Vice President, Supply Chain Management since September 2008; Senior Vice President, Corporate Procurement from August 2006 to September 2008.
Randall L. Hicks	53	18	President, Bob Evans Restaurants since February 2009; Executive Vice President, Bob Evans Restaurants Operations from 2004 to February 2009.
Edward A. Mitchell	47	3	Vice President and Corporate Controller since January 2010; Director of Corporate Accounting, Greif, Inc. from March 2005 to September 2009.
Kevin C. O’Neil	58	3	Vice President, Associate General Counsel and Assistant Secretary since May 2012; Vice President, General Counsel and Corporate Secretary, from July 2011 to May 2012; Sr. Director, Corporate Counsel from April 2010 to July 2011; Senior Counsel, Vorys, Sater, Seymour & Peas, from November 2009 to April 2010; Vice President, Executive Counsel, Corporate, M&A and Corporate Finance, Convergys Corporation (NYSE:CVG), from October 2007 to November 2009.
Geraldine R. Schlueter	50	1	Senior Vice President and Chief Information Officer since April 2013; Vice President of Application Development, DSW, Inc., May 2012 to February 2013; Vice President of Enterprise Systems Development, Advance Auto Parts, Inc., January 2006 to May 2012; IT Senior Director, Office Depot, Inc., April 2005 to July 2006.
Scott C. Taggart	43	3	Vice President, Investor Relations since September 2011; Senior Director, Finance from January 2010 to September 2011. Director of Financial Communications, The Icon Group from January 2003 to January 2010.
J. Michael Townsley	54	10	President, BEF Foods, Inc. since June 2008; Executive Vice President, BEF Foods from November 2006 to June 2008.

The “executive officers” are our “Section 16 officers,” both as defined pursuant to the Securities Exchange of 1934.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Equity and Dividends

The information required by Item 201(a) through (c) of Regulation S-K is incorporated herein by reference to Note 12 — Quarterly Financial Data (Unaudited), to our consolidated financial statements which are included in Item 8 of this Annual Report on Form 10-K.

Comparison of Five-Year Cumulative Total Return

The following line graph compares the yearly percentage change in our cumulative total stockholder return on our common stock over our preceding five fiscal years against the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500”) and the weighted average of our peer group. Our peer group is comprised of restaurant companies listed on The NASDAQ Stock Market (weighted 70 percent) and a group of meat producers listed on either The NASDAQ Stock Market or the New York Stock Exchange (weighted 30 percent). We measure cumulative stockholder return by dividing (a) the sum of (i) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price of our common stock at the end and the beginning of the measurement period by (b) the price of our common stock at the beginning of the measurement period.

CUMULATIVE VALUE OF $100 INVESTMENT

	2008	2009	2010	2011	2012	2013
Peer Group	$100.00	$90.71	$122.24	$146.00	$181.67	$203.70
Standard & Poor’s 500	$100.00	$63.63	$89.04	$104.37	$109.76	$126.57
Bob Evans Farms, Inc.	$100.00	$93.27	$118.46	$123.32	$156.65	$177.12

Issuer Repurchases of Equity Securities

On November 23, 2012, the Board of Directors authorized a share repurchase program of up to $25.0 million, $2.0 million of which was allocated to open market or privately purchased shares of common stock pursuant to a Rule 10b-18 Plan starting immediately; and $23.0 million of which was allocated to a Rule 10b5-1 nondiscretionary trading program (“10b5-1 program”). The 10b5-1 program began on December 7, 2012, and was cancelled on February 26, 2013. On February 26, 2013, the Board of Directors authorized a share repurchase program of up to $25.0 million. This program began on March 22, 2013. The plan terminated on April 12, 2013, when the authorized funds were expended. On June 18, 2013, the Board of Directors approved a $25.0 million stock repurchase program to begin on July 8, 2013, and terminating at the earlier of the time all authorized funds are expended, or December 31, 2013. The Company entered into a 10b5-1 plan for the purchase of the shares under the repurchase program. The program authorizes Bob Evans to repurchase its outstanding common stock in the open market or through privately negotiated transactions.

The following table provides information on Bob Evans’ purchases of its common stock during the three fiscal months ended April 26, 2013:

Period	Total Value of Shares Purchased	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
1/26/13-2/22/13	$461,382	$40.47	$461,382		$15,646,615
2/23/13-3/22/13	2,318,267	41.03	2,318,267		23,371,882	(1)
3/23/13-4/26/13	23,370,065	42.18	23,370,065		—

Total	$26,149,714	$42.05	$26,149,714	$

(1)	Per note above, a new share repurchase program was approved for $25.0 million.

ITEM 6.    SELECTED FINANCIAL DATA

Consolidated Financial Review

Bob Evans Farms, Inc. and Subsidiaries

	2013	2012	2011	2010	2009
	Dollars and shares in thousands, except per share amounts
Operating Results
Net sales	$1,608,909	$1,654,413	$1,676,906	$1,726,804	$1,750,512
Asset impairment and reorganization charges	74,985	5,613	14,966	6,195	74,406
Operating (loss) income	(43,857)	107,874	88,540	106,414	28,367
(Loss) income before income taxes	(55,342)	99,990	79,673	96,326	16,061
(Benefit) provision for income taxes	(52,480)	27,140	25,510	25,998	21,207
Net (loss) income	(2,862)	72,850	54,163	70,328	(5,146)
(Loss) earnings per share of common stock:
Basic	$(0.10)	$2.45	$1.79	$2.29	$(0.17)
Diluted	$(0.10)	$2.45	$1.78	$2.28	$(0.17)
Financial Position
Working capital	(194,170)	(91,242)	(51,507)	(116,532)	(165,545)
Property, plant and equipment — net	793,900	883,295	900,878	961,974	1,002,692
Total assets	1,013,837	1,065,777	1,094,321	1,108,889	1,166,397
Debt:
Short-term	201,433	38,571	13,571	40,905	93,904
Long-term	816	97,145	135,716	149,287	176,192
Stockholders’ Equity	581,131	660,236	667,760	641,807	601,356
Supplemental Information for the Year
Capital expenditures	124,346	88,357	43,987	51,266	95,985
Depreciation and amortization	79,482	82,112	83,148	83,988	81,934
Weighted-average shares outstanding:
Basic	28,094	29,679	30,332	30,775	30,744
Diluted	28,094	29,781	30,422	30,890	30,744
Cash dividends paid per share	$1.075	$0.950	$0.780	$0.680	$0.600
Common stock market closing prices:
High	$45.36	$39.71	$34.59	$33.61	$34.09
Low	$34.45	$27.41	$23.18	$23.38	$13.44
Supplemental Information at Year-End
Employees	34,023	46,818	44,819	44,086	46,495
Registered stockholders	18,927	19,776	20,675	22,659	23,608
Market price per share at closing	$42.52	$38.67	$31.36	$30.93	$24.97
Book value per share	$21.20	$23.08	$22.09	$21.13	$19.58

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. This MD&A contains forward-looking statements that set forth our expectations and anticipated results based on management’s plans and assumptions. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in this Annual Report on Form 10-K under the heading “Item 1A — Risk Factors.” The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Please refer to “Part I, Item 1. Business.” of this Form 10-K for more information regarding forward-looking statements.

As of April 26, 2013, we operated all 560 full-service Bob Evans restaurants in 19 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Revenue in Bob Evans Restaurants is recognized at the point of sale.

Effective February 15, 2013, we completed the sale of the Mimi’s Café restaurant chain to Le Duff America, Inc., a U.S.-based subsidiary of Groupe Le Duff, a global bakery and restaurant company headquartered in France. Mimi’s Café results are included in our consolidated results of operations and reported as a separate operating segment through the sale date of February 15, 2013.

We produce and distribute pork sausage and a variety of complementary home-style convenience food items under the Bob Evans, Owens and Country Creek brand names. These food products are delivered to warehouses that distribute to grocery stores throughout the United States. We also manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and other restaurants and food sellers.

References herein to 2013, 2012 and 2011 refer to fiscal years. All years presented are 52-week years.

General Overview

The following table reflects data for our fiscal year ended April 26, 2013, compared to the preceding two fiscal years. The consolidated information is derived from the accompanying Consolidated Statements of Operations. The table also includes data for three business segments — Bob Evans Restaurants, Mimi’s Café and BEF Foods. Mimi’s Café was sold in fiscal 2013, effective February 15, 2013, as noted above. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.

	Consolidated Results
	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales	$1,608,909	$1,654,413	$1,676,906
Operating (loss) income	(43,857)	107,874	88,540
Cost of sales	30.3%	30.8%	30.4%
Operating wages	31.8%	32.3%	33.3%
Other operating	16.6%	16.2%	16.1%
S,G&A	11.2%	9.1%	9.9%
Depr. & amort.	4.9%	5.0%	5.0%
Impairment of assets held for sale	4.3%	0.0%	0.0%
Loss on sale of Mimi’s Café	3.6%	0.0%	0.0%

Operating (loss) income	-2.7%	6.5%	5.3%

Segment Results:

	Bob Evans Restaurants			Mimi’s Café			BEF Foods
	FY 2013	FY 2012	FY 2011	FY 2013	FY 2012	FY 2011	FY 2013	FY 2012	FY 2011
Net sales	$981,418	$973,678	$976,666	$278,683	$366,015	$380,267	$348,808	$314,720	$319,973
Operating income (loss)	75,577	88,810	73,426	18,053	(1,436)	(7,657)	(137,487)	20,500	22,771
Cost of sales	24.1%	23.7%	23.7%	26.2%	26.8%	27.3%	50.8%	57.5%	54.7%
Operating wages	37.4%	38.1%	39.5%	38.7%	37.2%	37.1%	10.7%	8.8%	10.2%
Other operating	17.6%	17.3%	17.5%	24.2%	22.3%	21.9%	8.1%	6.1%	5.1%
S,G&A(1)	7.7%	6.8%	6.8%	-45.6%	7.7%	9.4%	66.3%	18.1%	19.7%
Depr. & amort.	5.5%	5.0%	5.0%	4.8%	6.4%	6.4%	3.6%	3.0%	3.2%
Impairment of assets held for sale	0.0%	0.0%	0.0%	24.5%	0.0%	0.0%	0.0%	0.0%	0.0%
Loss on sale of Mimi’s Café	0.0%	0.0%	0.0%	20.7%	0.0%	0.0%	0.0%	0.0%	0.0%

Operating income (loss)	7.7%	9.1%	7.5%	6.5%	-0.4%	-2.0%	-39.4%	6.5%	7.1%

(1)	Selling, general and administrative expenses (“S,G&A”)

Restaurant Industry Overview

The ongoing industry-wide factors most relevant to our restaurants include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, same-store sales, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather.

Bob Evans Farms, Inc. overview

Fiscal 2013 was a year of tremendous change for Bob Evans Farms, Inc. The Company took many significant strategic actions during fiscal 2013 that impacted profitability including: the conversion of the restaurant operating entities to limited liability companies; the sale of Mimi’s Café; initiation of the consolidation of ready-to-eat production at the Sulphur Springs, Texas, facility; the acquisition of Kettle Creations; the early payment of the Company’s private placement notes; the sale and leaseback of the corporate campus and other facilities; and other restructuring activities. These activities resulted in a negative net pretax operating loss of $149.5 million, and $6.2 million of costs in interest expense associated with the prepayment of the Company’s private placement notes, resulting in a pretax charge totaling $155.6 million.

The pretax loss for fiscal 2013 was $55.3 million. Income taxes were a benefit of $52.5 million, primarily reflecting the income tax receivable the Company expects to realize from converting its restaurant operating entities to limited liability company structures. Loss per share for fiscal 2013 was $0.10. The Company does not expect restructuring and other corporate strategic actions to continue at this level in fiscal 2014.

Bob Evans Restaurants Segment Overview

The factors that had the greatest positive impact on Bob Evans Restaurants’ performance in fiscal 2013 were the effect of our Farm Fresh Refresh remodeling initiative, pricing and improvements in same-store sales trends, which were offset by commodity cost increases, impairment on underperforming restaurants and nonoperating property, plant and equipment, increases in the employer match to the Company’s retirement plans, long-term incentive plans expense and wages and severance payments.

In fiscal 2013, same-store sales increased 1.0 percent compared to fiscal 2012. Our same-store sales improved despite an incremental 684 lost sales days from the Farm Fresh Refresh remodel initiative. Closed store days reached more than 1,300 in fiscal 2013. We experienced positive same-store sales in each of our fiscal 2013 quarters largely due to our continued strong performance of the restaurants that have been remodeled as part of our Farm Fresh Refresh remodeling initiative. Average guest check increased to $8.92 compared to $8.69 in fiscal 2012 as a result of guest acceptance of our marketing and menu initiatives including our $9.99 value meal offerings. Off premise as a percent of overall sales continued to increase and now represents 11.6 percent of net sales compared to 10.9 percent last year.

In fiscal 2013, operating income decreased $13.2 million, or 14.9 percent, compared to the corresponding period last year. The decrease in operating income is largely a result of increases in depreciation expense and S,G&A expenses which include impairment costs and severance and restructuring. Additionally, the increase in S,G&A expenses was due to employer match to the Company’s retirement plans; long-term incentive plans expense; legal fees; increased utilization of contract labor; wages; an increased corporate overhead allocation as a result of the Company’s sale of Mimi’s Café, which included providing transition services to Mimi’s Café at less than cost, and spending to implement an Enterprise Resource Plan (“ERP”) computer system.The increase in depreciation expense is primarily related to substantial capital improvements made as part of the Farm Fresh Refresh remodel initiative.

At Bob Evans Restaurants, sales growth is being driven by the Farm Fresh Refresh remodel initiative, in conjunction with value messaging, menu innovation, bakery and the off-premise sales layers. In fiscal 2013, we completed 195 Farm Fresh Refresh remodels at Bob Evans Restaurants. The sales increase provided by the Farm Fresh Refresh initiative is largely due to improving the dine-in experience while also adding the new bakery sales layer and enhancing the restaurants’ ability to support carryout and catering. We are sustaining improvement of same-store sales in restaurants that were part of the initial Farm Fresh Refresh remodeling initiative, beyond the initial year after reopening. Farm Fresh Refresh restaurants contributed approximately 3.7 percent in sales increase, compared to non-refreshed restaurants, which recorded a same-store sales increase of 0.1 percent, as compared to fiscal 2012. We are on track to complete the Farm Fresh Refresh initiative for all Bob Evans Restaurants by the end of fiscal year 2014. During fiscal 2014, we expect to open up to four new restaurants.

Mimi’s Café Segment Overview

Effective February 15, 2013, we completed the sale of Mimi’s Café to Le Duff America, Inc. (“Le Duff”). Mimi’s Café results of operations are included in our consolidated results of operations through the sale date of February 15, 2013. See Note 3 Sale of Mimi’s Café for information concerning the sale. In fiscal 2013, the factors that had the greatest impact on Mimi’s Café’s performance were related to structural transactions in the business, including the conversion of the Mimi’s Café restaurant entity to a limited liability company, impairment on assets held for sale and the loss on sale of Mimi’s Café to Le Duff.

BEF Foods Segment Overview

The ongoing industry-wide factors most relevant to the BEF Foods segment include: sow costs, other commodity costs, transportation and energy costs, governmental regulations, food safety, the economy and consumer acceptance.

We are focused on delivering top line growth in the BEF Foods segment. We expect to attain this goal through expanded distribution of side dishes, frozen and precooked sausage product lines, and increasing the volume of foodservice sales which includes products insourced to our restaurants.

The BEF Foods segment’s net sales increased 10.8 percent in fiscal 2013 compared to fiscal 2012. The increase in net sales is due primarily to a 14.6 percent increase in total pounds sold in fiscal 2013 compared to fiscal 2012. The increase in total pounds sold is largely due to the growth of both the foodservice categories and refrigerated side dishes. Our acquisition of Kettle Creations early in the second quarter of fiscal 2013, contributed 2.9 percentage points of the total pounds sold increase. The acquisition of the Kettle Creations brand and its food production facility helps us to support the rapid growth of our side dish business. We are in the process of expanding the Kettle Creations food production facility, as well as our plant in Sulphur Springs, Texas, to respond to growth in sales of our portfolio of refrigerated side dishes, precooked sausage and frozen breakfast offerings. We are focused on delivering top-line profitable growth in the BEF Foods segment. We expect to attain this goal through expanded distribution of side dishes, frozen, fresh and precooked sausage product lines, increased volume of foodservice sales, including continued insourcing of products used in our restaurants, and inorganic acquisition opportunities. An increase in gross sales was partially offset by an increase in promotional expenses of $7.3 million, or 15.6 percent in fiscal 2013. Promotional expenses and other selling allowances are reflected in the Consolidated Statements of Operations as a reduction of gross sales. The increase in promotional expenses is aimed at protecting market share in the category by assisting the retailer to reduce shelf prices as a response to significantly lower second quarter fiscal 2013 sow costs.

The operating loss in the BEF Foods segment was $137.5 million, a decrease of $158.0 million in fiscal 2013, compared to operating income of $20.5 million in the corresponding period last year. In fiscal 2013, the factor that had the greatest impact on BEF Foods performance was the extinguishment of intercompany debt of $156.9 million, which was the result of a conversion of the restaurant operating entities to limited liability companies.

Sow costs continue to represent a significant component of the BEF Foods segment cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. Sow costs decreased 12.5 percent compared to fiscal 2012. The decrease in sow costs to $53.87 per hundredweight from $61.58 per hundredweight resulted in a cost of sales decrease of $7.9 million in fiscal 2013, and is partially responsible for the decrease in the cost of sales ratio to 50.8 percent from 57.5 percent in the corresponding period last year. The Kettle Creations acquisition during the second quarter of fiscal year 2013 decreased cost of sales and increased operating wages and other operating expenses. Prior to the acquisition of Kettle Creations, substantially all costs related to acquiring product from Kettle Creations were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition, as an owned facility, rather than as a co-packer, labor costs are included in operating wages; and utilities, freight, and hauling costs are included in other operating expenses.

Fiscal Year Ended April 26, 2013 (“fiscal 2013”) as Compared to Fiscal Year Ended April 27, 2012 (“fiscal 2012”)

Net Sales

Consolidated net sales decreased $45.5 million, or 2.8 percent, in fiscal 2013 compared to fiscal 2012. The fiscal 2013 decrease was the result of increases of $7.7 million and $34.1 million in the Bob Evans Restaurants and the BEF Foods segments net sales, respectively, offset by a decline of $87.3 million in the Mimi’s Café segment. Mimi’s Café results of operation are included in our consolidated results of operations through the sale date of February 15, 2013, as discussed in the Mimi’s Café Segment Overview above.

Same-store sales computations for a given year are based on net sales of restaurants that are open for at least 18 months prior to the start of that year. Net sales of restaurants to be rebuilt are excluded for all periods in the same-store sales computation when construction commences on the replacement building. Net sales of closed restaurants are excluded from the same-store sales computation in the period in which the restaurants are closed; with the exception of closed restaurant days for restaurants undergoing the Farm Fresh Refresh which are included in the same-store sales base.

Bob Evans Restaurants reported net sales of $981.4 million in fiscal 2013, a 0.8 percent increase compared to $973.7 million in fiscal 2012. Same-store sales at Bob Evans Restaurants increased 1.0 percent in fiscal 2013, with average menu prices up 2.4 percent. The increase in net sales is a result of positive same-store sales in each fiscal quarter of 2013. During fiscal 2013, Bob Evans Restaurants opened two new restaurants, remodeled 195 existing locations and closed seven underperforming restaurants. In fiscal 2012, Bob Evans Restaurants eliminated a two-day early cutoff resulting in additional sales of $5.1 million, as described in Note 1.

The net sales increase in fiscal 2013 was due to positive same-store sales, despite the more than 1,300 lost sales days, which includes 684 incremental lost sales days, for the Farm Fresh Refresh remodeling initiative and elimination of our “Corner Cupboard” retail assortment. Bob Evans Restaurants that undergo a Farm Fresh Refresh remodel are closed an average of five to seven days, which equated to a loss in net sales of approximately $6.3 million in fiscal 2013 compared to $2.7 million in the corresponding period last year. We estimate the fiscal 2014 loss in net sales to be approximately $7.5 million as part of completing the remaining 233 Farm Fresh Refresh remodels.

We continue to see a sales increase provided by restaurants that undergo a Farm Fresh Refresh remodeling initiative over non-refreshed restaurants of approximately 3.7 percent, compared to non-refreshed restaurants, which recorded a same-store sales increase of 0.1 percent.

We remain on track for completing our Farm Fresh Refresh remodeling initiative by the end of fiscal 2014.

Our Farm Fresh Refresh initiative is designed to drive dine-in sales and expand high growth layers, such as bakery, catering and carryout sales. In fiscal 2013, bakery, catering and carryout sales increased 32 percent, 20 percent and 8 percent, respectively, compared to fiscal 2012. Our broad value platform that offers value and menu innovation across breakfast, lunch and dinner day parts also contributed to positive same-store sales at Bob Evans Restaurants. We offer $9.99 Three-Course Dinners, $6 Farmhouse Deals, $20 Family Meals-to-Go and our $5 Carryout-to-Go. In fiscal 2015, we plan to fully execute our new restaurant expansion program, which will provide another source for top-line growth.

The chart below summarizes the restaurant openings and closings during the last two fiscal years for Bob Evans Restaurants:

Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2013
1st quarter	565	2	2	565
2nd quarter	565	—	—	565
3rd quarter	565	—	—	565
4th quarter	565	—	5	560
Fiscal 2012
1st quarter	563	—	—	563
2nd quarter	563	2	1	564
3rd quarter	564	—	—	564
4th quarter	564	2	1	565

Mimi’s Café reported net sales of $278.7 million in fiscal 2013, a decrease of 23.9 percent compared to $366.0 million in fiscal 2012 due to negative comps and the fact that Mimi’s Café net sales results for fiscal 2013 are only included in our consolidated results of operations through the sale date of February 15, 2013.

The BEF Foods segment’s net sales increased $34.1 million, or 10.8 percent, in fiscal 2013 versus fiscal 2012. The increase in net sales is primarily due to an increase in total pounds sold of 14.6 percent in fiscal 2013 compared to fiscal 2012. The increase in total pounds sold is largely due to the growth of our foodservice and refrigerated side dishes categories. Our acquisition of Kettle Creations early in the second quarter of fiscal 2013 contributed 2.9 percent of the total pounds sold increase. The growth of our foodservice and refrigerated side dishes categories has lessened the impact of flat sausage sales. An increase in gross sales was partially offset by an increase in promotional expenses of $7.3 million, or 15.6 percent in fiscal 2013. Promotional expenses and other selling allowances are reflected in the Consolidated Statements of Operations as a reduction of gross sales. The increase in promotional expenses was aimed at protecting market share in the category by assisting the retailer to reduce shelf prices as a response to significantly lower second quarter fiscal 2013 sow costs.

We believe there are opportunities to increase product volume through accelerating product innovation, the expansion of production facilities, expanding our selection of food products at each distribution point, insourcing Bob Evans Restaurants needs and acquisitions. The insourcing relationship not only benefits the BEF Foods segment through potential increases in total pounds sold, it also offers consistency to our guests, reduces product preparation and helps insulate Bob Evans Restaurants from arbitrary price increases from outside suppliers. Our expansion of Kettle Creations and our Sulphur Springs, Texas, production facilities are expected to be complete during fiscal 2014, where we expect to see continued efficiencies and growth in our refrigerated side dishes and precooked food products. We expect that the efficiencies gained will enable us to continue our focus on product innovation for future growth and margin improvements.

On May 29, 2012, we announced an additional phase to our plant optimization initiatives with the plan to close our ready-to-eat manufacturing plant in Bidwell, Ohio, and our soup and gravy manufacturing plant in Springfield, Ohio. We plan to cease operations at these two facilities in the third quarter of fiscal 2014, and we will consolidate the volume in Sulphur Springs, Texas, as part of that plant’s expansion.

Cost of Sales

Consolidated cost of sales (cost of materials) was 30.3 percent of net sales and 30.8 percent of net sales in fiscal 2013 and fiscal 2012, respectively.

Bob Evans Restaurants’ cost of sales was 24.1 percent of net sales in fiscal 2013 and 23.7 percent of net sales in fiscal 2012. The increase in the cost of sales ratio was due to commodity cost increases and unfavorable menu mix shifts, which were partially offset by ongoing efficiency initiatives, including the actual versus theoretical food cost program.

Mimi’s Café cost of sales, predominantly food cost, was 26.2 percent of net sales and 26.8 percent of net sales in fiscal 2013 and fiscal 2012, respectively. The decrease in the cost of sales ratio was due to food cost initiatives, ongoing efficiency initiatives, including the actual versus theoretical food cost program and a new menu designed to drive product mix favorability, which were partially offset by commodity increases. In fiscal 2013, Mimi’s Café cost of sales results are included in our consolidated cost of sales through the sale date of February 15, 2013.

BEF Foods segment cost of sales were 50.8 percent of net sales and 57.5 percent of net sales in fiscal 2013 and fiscal 2012, respectively. The decrease in the cost of sales ratio in fiscal 2013 was the result of a decline in sow costs and the effect of the Kettle Creations acquisition. Prior to the acquisition of Kettle Creations, substantially all costs related to acquiring product from Kettle Creations were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition, as an owned facility, rather than as a co-packer, labor costs are included in operating wages; and utilities, freight, and hauling costs are included in other operating expenses. Sow costs averaged $53.87 per hundredweight in fiscal 2013, a decline of 12.5 percent, compared to $61.58 in fiscal 2012. The year-over-year decline in sow costs resulted in a decrease of about $7.9 million in cost of sales for the BEF Foods segment compared to fiscal 2012. Our ongoing lean manufacturing initiatives, plant optimization activities, diversification of food products category growth and execution of future inorganic growth strategies are critical in offsetting the volatile nature of sow costs and competitive pressures.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) were 31.8 percent of net sales and 32.3 percent of net sales in fiscal 2013 and fiscal 2012, respectively.

Bob Evans Restaurants’ operating wages were 37.4 percent of net sales and 38.1 percent of net sales in fiscal 2013 and fiscal 2012, respectively. The fiscal 2013 improvement in the operating wages ratio resulted from sales leverage from improvement in same-store sales and labor efficiency initiatives, including more effective scheduling.

Mimi’s Café operating wages were 38.7 percent of net sales and 37.2 percent of net sales in fiscal 2013 and fiscal 2012, respectively, due to deleveraging. In fiscal 2013, Mimi’s Café operating wages are included in our consolidated operating wages through the sale date of February 15, 2013.

In the BEF Foods segment, operating wages were 10.7 percent of net sales and 8.8 percent of net sales in fiscal 2013 and fiscal 2012, respectively. The increase in the operating wage ratio in fiscal 2013 is due primarily to additional operating wages and fringe benefits associated with our acquisition of Kettle Creations early in the second quarter of fiscal 2013. Prior to the acquisition of Kettle Creations, substantially all costs related to acquiring product from Kettle Creations were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition of Kettle Creations, as an owned facility rather than a supplier, labor costs were included in operating wages, resulting in an increase in operating wages. The increase in operating wages ratio in fiscal 2013 was partially offset by the sale of the Springfield, Ohio, warehouse facility in the second quarter of fiscal 2012. The fees associated with the third-party distribution agreement for continued use of the Springfield, Ohio, location as an outsourced facility in fiscal year 2013 rather than an owned facility through the first two quarters of fiscal 2012, are included in other operating expenses in the current year. In the first two quarters of fiscal 2012, when we owned the facility, there were operating wages associated with running the warehouse facility.

Other Operating Expenses

Consolidated other operating expenses (“operating expenses”) were 16.6 percent of net sales in fiscal 2013 and 16.2 percent of net sales in fiscal 2012. Approximately 90 percent of our consolidated operating expenses occurred in Bob Evans Restaurants and Mimi’s Café in fiscal 2013, the most significant components of which were utilities, advertising, restaurant supplies, non-income based taxes, repair and maintenance, credit card processing fees and rent.

Bob Evans Restaurants’ operating expenses were 17.6 percent of net sales and 17.3 percent of net sales in fiscal 2013 and fiscal 2012, respectively. The increase in the other operating expense ratio in fiscal 2013 was primarily a result of increases in preopening expenses and restaurant supplies as part of our Farm Fresh Refresh remodeling initiative. The increase in the operating expenses ratio in fiscal 2013 was also a result of increases in service contracts, repairs and maintenance and advertising expenses.

Mimi’s Café operating expenses were 24.2 percent of net sales and 22.3 percent of net sales in fiscal 2013 and fiscal 2012, respectively. In fiscal 2013, Mimi’s Café other operating expenses are included in our consolidated operating expenses through the sale date of February 15, 2013.

BEF Foods segment’s operating expenses were 8.1 percent of net sales and 6.1 percent of net sales in fiscal 2013 and fiscal 2012, respectively. The fiscal 2013 increase in the operating expense ratio was due primarily to additional operating expenses associated with our acquisition of Kettle Creations early in the second quarter of fiscal 2013 and volume-related increases in hauling and freight expenses, partially offset by our lean manufacturing productivity initiatives. Prior to the acquisition of Kettle Creations, substantially all costs related to acquiring product from Kettle Creations were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition of Kettle Creations, as an owned facility rather than a supplier, cost of materials are still included in inventories and cost of sales, however, other production costs are included in other operating expenses. Additionally, the fees associated with the third-party distribution agreement for continued use of the Springfield, Ohio, location as an outsourced facility in fiscal year 2013 rather than an owned facility through the first two quarters in fiscal 2012, are included in other operating expenses in the current year. In the first two quarters of fiscal 2012, when we owned the facility, there were operating wages associated with running the Springfield, Ohio, warehouse facility.

Selling, General and Administrative Expenses

The most significant components of S,G&A expenses are BEF Foods segment’s transportation costs, BEF Foods segment’s advertising expense, wages and fringe benefits, broker commission fees, fixed asset impairment charges and gains/losses on asset sales. Consolidated S,G&A expenses represented 11.2 percent of net sales and 9.1 percent of net sales in fiscal 2013 and fiscal 2012, respectively.

Bob Evans Restaurants’ S,G&A expenses were 7.7 percent of net sales and 6.8 percent of net sales in fiscal 2013 and fiscal 2012, respectively. In fiscal 2013 S,G,&A expenses increased due to impairment charges, acquisition costs, employer match to the Company’s retirement plans expenses, long-term incentive plans expenses, legal fees, increased utilization of contract labor, wages, open headcount filled during fiscal 2013 and increased allocations of corporate expenses as a result of providing transition services to Mimi’s Café at less than cost. In fiscal 2013, we impaired a total of three underperforming restaurants for a total of $1.7 million and a total of ten nonoperating locations for $2.7 million.

Mimi’s Café S,G&A expenses were (45.6) percent of net sales and 7.7 percent of net sales in fiscal 2013 and fiscal 2012, respectively. The factors that had the greatest impact on Mimi’s Café’s improved S,G&A were related to structural transactions in the business, rather than day-to-day operating activities, including the conversion of the restaurant operating company to a limited liability company structure. Mimi’s Café’s S,G&A decreased $156.4 million as a result of the extinguishment of an intercompany note payable, partially offset by extinguishment of intercompany receivables, and the conversion of the restaurant operating company to a limited liability company structure implemented during the third quarter of fiscal 2013. In fiscal 2013, we impaired three underperforming restaurants for $2.2 million compared to $2.3 million for eight underperforming restaurants in fiscal 2012. Mimi’s Café’s S,G&A expenses are included in our consolidated S,G&A expenses through the sale date of February 15, 2013.

BEF Foods segment’s, S,G&A expenses were 66.3 percent of net sales and 18.1 percent of net sales in in fiscal 2013 and fiscal 2012, respectively. The increase in the S,G&A ratio for fiscal 2013 was due primarily due to the extinguishment of the intercompany note payable resulting from the conversion of the restaurant operating companies to a limited liability company structure implemented during the third quarter of fiscal 2013. Excluding the impact of the extinguishment of the intercompany note, the conversion of the restaurant operating companies and severance and retention costs associated with plant closures and the Kettle Creations acquisition, there was a $5.5 million increase in S,G&A due to hauling and freight costs, advertising expenses, wages and fringe benefit expenses, broker commission fees, product recalls in fiscal 2013 and the effect of the Kettle Creations acquisition.

Depreciation and Amortization

Consolidated depreciation and amortization (“D&A”) was 4.9 percent of net sales and 5.0 percent of net sales in fiscal 2013 and fiscal 2012, respectively.

Bob Evans Restaurants’ D&A was 5.5 percent of net sales and 5.0 percent of net sales in fiscal 2013 and fiscal 2012, respectively. The D&A ratio increased in fiscal 2013, as a result of property, plant and equipment additions from remodeling 195 existing restaurants as part of our Farm Fresh Refresh initiative and opening two restaurants.

Mimi’s Café D&A was 4.8 percent of net sales in fiscal 2013. Mimi’s Café D&A was 6.4 percent of net sales in fiscal 2012. The decrease in the D&A ratio is a result of ceasing depreciation and amortization expense during the third quarter of fiscal 2013 associated with the classification of Mimi’s Café as assets held for sale. Mimi’s Café D&A expenses are included in our consolidated D&A expenses through the sale date of February 15, 2013.

BEF Foods segment’s D&A was 3.6 percent of net sales and 3.0 percent of net sales in fiscal 2013 and fiscal 2012, respectively. The fiscal 2013 D&A ratio increase was due primarily to additional depreciation expense associated with our acquisition of Kettle Creations early in the second quarter of fiscal 2013.

Impairment of Assets Held for Sale

In accordance with the Intangibles — Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, we assess the carrying value of our long-lived asset group whenever circumstances indicate that a decline in fair value may have occurred. Based on our agreement to sell Mimi’s Café to Le Duff for $50.0 million, we believed that indicators of potential impairment were present during the third quarter of fiscal 2013. We performed a recoverability test and determined that the probability and weighted undiscounted cash flows of the long-lived asset group were less than the carrying amount of the long-lived asset group. Based on our market-approached valuation, we determined that the asset group’s then-current carrying value exceeded its fair value, which resulted in a $68.4 million pretax impairment charge reducing the carrying value of assets sold in the Mimi’s Café segment in the third quarter of fiscal 2013.

Loss on Sale of Mimi’s Café

Effective February 15, 2013, we completed the sale of our Mimi’s Café restaurant chain to Le Duff. The resulting loss on the sale of Mimi’s Café of $57.7 million reflects the difference in the net book value that was sold to Le Duff, less the purchase price of $50 million, comprised of $20 million in cash and a promissory note for $30 million. In accordance with ASC 820, included in the loss were the incremental direct costs to complete the transaction. Additionally, we adjusted the value of the promissory note to its net present value, based on our cost of capital.

Interest

Net interest expense was as follows:

	2013	2012
	(In thousands)
Gross interest expense:
Fixed-rate debt	$10,844	$8,311
Variable-rate debt	1,672	217
Capitalized interest	(835)	(644)

	11,681	7,884
Gross interest income	(196)	—

Net interest expense	$11,485	$7,884

The increase in net interest expense in fiscal 2013 was the result of higher average borrowings in fiscal 2013 compared to fiscal 2012, as well as the prepayment of our outstanding Note Purchase Agreements dated July 28, 2004, as amended, and July 28, 2008, as amended, (“Private Placement Notes”), which included a $6.2 million make-whole amount, during the third quarter of fiscal 2013. We increased our total debt position by $66.5 million in fiscal 2013. The increase in debt is due to increased borrowings under the credit facility, which was partially offset by the prepayment of our Private Placement Notes. The increase in capitalized interest is due to increased capital projects in process, primarily our new corporate campus headquarters and the Farm Fresh Refresh initiative, which had the effect of lowering reported interest expense.

At April 26, 2013, our outstanding debt included $201.4 million outstanding on our variable-rate revolving credit facility and a $0.8 million interest-free loan ($1.0 million nominal) for the construction of our new corporate campus headquarters.

Provision (Benefit) for Income Taxes

The effective income tax rates were 94.8 percent of loss before income taxes and 27.1 percent of income before income taxes in fiscal 2013 and fiscal 2012, respectively. The effective income tax rate in fiscal 2013 was substantially different than fiscal 2012 primarily due to the impact of the loss on the sale of Mimi’s Café, the impairment of assets held for sale and the conversion of SWH Corporation to a limited liability company (“LLC”) implemented during the fiscal year, as discussed in the General Overview above. Prior to the impact of the conversion of SWH Corporation to a LLC and the Mimi’s Café impairment, the effective tax rate for fiscal 2013 was 28.6 percent.

Fiscal Year Ended April 27, 2012 (“fiscal 2012”) as Compared to Fiscal Year Ended April 29, 2011 (“fiscal 2011”)

Net Sales

Consolidated net sales decreased $22.5 million, or 1.3 percent, in fiscal 2012 compared to fiscal 2011. The fiscal 2012 decrease was the result of decreases of $3.0 million, $14.3 million and $5.3 million in Bob Evans Restaurants, Mimi’s Café and the BEF Foods segment net sales, respectively.

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

We continue to focus on Bob Evans Restaurants off-premise sales through carryout, catering and bakery sales. Off-premise’s average guest checks were $17.12 and $14.72 for fiscal 2012 and fiscal 2011, respectively, higher than our overall average guest checks of $8.69 and $8.58 for fiscal 2012 and fiscal 2011, respectively. Off-premise net sales represented 10.9 percent of Bob Evans Restaurants net sales in fiscal 2012 compared to 9.6 percent in fiscal 2011. Correspondingly, we continue to strategically move away from retail merchandise sales. Retail merchandise net sales comprised .09 percent of Bob Evans Restaurants net sales in 2012 compared to 1.0 percent in fiscal 2011.

Mimi’s Café reported net sales of $366.0 million in fiscal 2012, a 3.7 percent decrease compared to $380.3 million in fiscal 2011. Same-store sales at Mimi’s decreased 4.0 percent in fiscal 2012, with average menu prices up 3.4 percent. In fiscal 2012, Mimi’s Café eliminated a two-day early cutoff, resulting in additional sales of $1.9 million, as described in Note 1. The decrease in net sales is a result of declines in same-store sales, partially offset by the elimination of the two-day early cutoff. The same-store sales comparisons for Mimi’s Café included average menu price increases of 2.9 percent in fiscal 2011. During fiscal 2012, Mimi’s Café performed one minor remodel and did not open, close or rebuild any restaurants.

Net sales at Mimi’s Café benefited from liquor, beer and wine net sales, which represented 4.6 percent of net sales in fiscal 2012 compared to 4.0 percent in fiscal 2011. Historically, many of Mimi’s Café’s restaurants alcohol offerings were limited to beer and wine. At the end of fiscal 2012, 125 of Mimi’s Café restaurants offered the broader selection of alcoholic beverages and 20 Mimi’s restaurants offered only beer and wine. Net sales at Mimi’s Café also benefited from increasing off-premise sales, which represented 4.9 percent of net sales and 4.4 percent of net sales in fiscal 2012 and fiscal 2011, respectively. Off-premise’s average guest check was $20.34 and $19.88 for fiscal 2012 and fiscal 2011, respectively, higher than our overall average guest checks of $11.71 and $11.71 for fiscal 2012 and fiscal 2011, respectively.

Same-store sales computations for a given year are based on net sales of restaurants that are open for at least two years prior to the start of that year. Net sales of restaurants to be rebuilt are excluded for all periods in the same-store sales computation when construction commences on the replacement building. Net sales of closed restaurants are excluded from the same-store sales computation in the period in which the restaurants are closed; with the exception of closed restaurant days for restaurants undergoing the Farm Fresh Refresh which are included in the same-store sales base.

The chart below summarizes the restaurant openings and closings during fiscal 2012 for Bob Evans Restaurants and Mimi’s Café:

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

The BEF Foods segment’s net sales decreased $5.3 million, or 1.6 percent, in fiscal 2012 versus fiscal 2011. While total pounds sold were almost flat, promotional expenses increased $4.4 million compared to fiscal 2011, as we protected our market share in the face of increased competitive pressure. Promotional expenses are recorded as a reduction to gross sales. Sow costs increased from $57.17 per hundredweight to $61.58 per hundredweight, increasing cost of sales by $4.6 million in fiscal 2012.

We believe there are opportunities to increase product volume by utilizing our BEF Foods segment as a resource to deliver products to both Bob Evans Restaurants and Mimi’s Café. The insourcing relationship not only benefits the BEF Foods segment through potential increases in total pounds sold, it also offers consistency to our guests, reduces product preparation and insulates Bob Evans Restaurants and Mimi’s Café from arbitrary price increases from outside suppliers.

Efficiencies gained as a result of our lean manufacturing initiatives, have enabled us to focus on product innovation in the side dish and frozen categories. These categories are successful and growing because customers want value, quality and ease of preparation for their busy lifestyles. We saw the success of side dish innovation in our launch of seasonal sides during the holiday season. We have additional major side dish and frozen product introductions planned for the summer that will expand our offerings beyond our core products. As we continue to see success in our side dish and frozen categories, we also continue to build upon our sausage category. We have completed an Every Day Low Pricing program with a large account aimed at putting more of our products on their shelves. Additionally, we have been expanding our ready to eat sausage products which include both pork and turkey offerings. We have seen our ready to eat sales grow by more than 50 percent over the past year.

On May 29, 2012, we announced an additional phase to our plant optimization initiatives with the plan to close our ready-to-eat manufacturing plant in Bidwell, Ohio, and our soup and gravy manufacturing plant in Springfield, Ohio, early in fiscal 2014. We will consolidate the volume in Sulphur Springs, Texas, where we will expand the current facility by more than fifty thousand square feet. The expanded facility will increase productivity and offer new product opportunities with the ability to process multiple types of proteins. We believe our plans for product innovation and the upgraded production facility positions the BEF Foods segment for future growth.

Cost of Sales

Consolidated cost of sales (cost of materials) was 30.8 percent of net sales and 30.4 percent of net sales in fiscal 2012 and fiscal 2011, respectively.

Bob Evans Restaurants’ cost of sales was 23.7 percent of net sales for both fiscal 2012 and fiscal 2011. The cost of sales ratio was flat in fiscal 2012 as a result of ongoing efficiency initiatives including the actual versus theoretical food cost program and menu price increases of 1.7 percent, which were offset by commodity increases.

Mimi’s Café cost of sales, predominantly food cost, was 26.8 percent of net sales and 27.3 percent of net sales in fiscal 2012 and fiscal 2011, respectively. Mimi’s Café cost of sales ratio decreased as a result of ongoing efficiency initiatives including the actual versus theoretical food cost program, menu rationalization and menu price increases of 3.4 percent, which were partially offset by commodity increases.

BEF Foods segment cost of sales was 57.5 percent of net sales and 54.7 percent of net sales in fiscal 2012 and fiscal 2011, respectively. The increase in the cost of sales ratio in 2012 was the result of higher sow costs. Sow costs averaged $61.58 per hundredweight in fiscal 2012 compared to $57.17 in fiscal 2011. The year-over-

year rise in sow costs resulted in an increase of about $4.6 million in cost of sales for the BEF Foods segment compared to fiscal 2011. In fiscal 2012, promotional expenses increased by $4.4 million, when compared to prior year. The increase in promotional expenses did not provide a lift to net sales, but instead further reduced net sales, causing deleverage in the cost of sales ratio. Our ongoing lean manufacturing initiatives, plant optimization activities and execution of future inorganic growth strategies take on a more critical role to offset rising sow costs and competitive pressures.

The fiscal 2012 sow cost average represented a 7.7 percent increase compared to fiscal 2011.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) were 32.3 percent of net sales and 33.3 percent of net sales in fiscal 2012 and fiscal 2011, respectively.

Bob Evans Restaurants’ operating wages were 38.1 percent of net sales and 39.5 percent of net sales in fiscal 2012 and fiscal 2011, respectively. The fiscal 2012 improvement resulted from labor productivity initiatives and a reduction in health insurance costs, partially offset by negative leverage due to a decline in same-store sales.

Mimi’s Café operating wages were 37.2 percent of net sales and 37.1 percent of net sales in fiscal 2012 and fiscal 2011, respectively. Operating wages as a percent of net sales increased in fiscal 2012 compared to the corresponding period last year as a result of negative leverage due to a decline in same-store sales and higher worker’s compensation provision, primarily for claims originating in California.

In the BEF Foods segment, operating wages were 8.8 percent of net sales and 10.2 percent of net sales in fiscal 2012 and fiscal 2011, respectively. The improvement in the operating wage ratio in fiscal 2012 was due to cost reductions from the closure of two fresh sausage operations, our lean manufacturing productivity initiatives started in the second quarter of fiscal 2011 and the sale of our distribution center (“DC”) in Springfield, Ohio, in the second quarter of fiscal 2012. The operating wages and fringe benefits, related to the sale of the DC, is now classified as other operating expenses, as the DC is now operated by an unrelated third party company.

We plan to leverage our food facilities to produce products sold in our restaurants. These synergies between Bob Evans Restaurants, Mimi’s and the BEF Foods segment, as discussed in the Net Sales section above, should result in reducing our labor costs within our restaurants.

Other Operating Expenses

Consolidated other operating expenses (“operating expenses”) were 16.2 percent of net sales and 16.1 percent of net sales in fiscal 2012 and fiscal 2011, respectively. Approximately 93 percent of operating expenses occurred in Bob Evans Restaurants and Mimi’s Café in fiscal 2012, the most significant components of which were utilities, advertising, restaurant supplies, repair and maintenance, rent, non-income based taxes and credit card processing fees.

Bob Evans Restaurants’ operating expenses were 17.3 percent of net sales and 17.5 percent of net sales in fiscal 2012 and fiscal 2011, respectively. The fiscal 2012 decrease in the operating expenses ratio resulted from a decrease in restaurant supplies costs, service contract costs, utilities costs, and occupancy costs. The improvement was partially offset by negative leverage due to same-store sales declines.

Mimi’s operating expenses were 22.3 percent of net sales and 21.9 percent of net sales in fiscal 2012 and fiscal 2011, respectively. The fiscal 2012 increase in the operating expenses ratio resulted from negative leverage due to same-store sales declines, partially offset by decreases in utility costs and gift/credit card processing fees.

BEF Foods segment’s operating expenses as a percent of net sales were 6.1 percent of net sales and 5.1 percent of net sales in fiscal 2012 and fiscal 2011, respectively. The fiscal 2012 increase in the operating expenses ratio was due to increases in production supplies and fees associated with the third-party distribution agreement related to the sale of the DC, partially offset by our lean manufacturing productivity initiatives. The fees associated with the third-party distribution agreement are now classified as operating expenses, as noted in Operating Wages and Fringe Benefits above.

Selling, General and Administrative Expenses

The most significant components of S,G&A expenses are wages and fringe benefits, BEF Foods segment’s advertising expense, BEF Foods segment’s transportation costs, gains/losses on asset sales and fixed asset impairment charges. Consolidated S,G&A expenses represented 9.1 percent of net sales and 9.9 percent of net sales in fiscal 2012 and fiscal 2011, respectively.

Bob Evans Restaurants’ S,G&A expenses were 6.8 percent of net sales in fiscal 2012 and fiscal 2011. In fiscal 2012 S,G,&A expenses decreased due to increased allocations of corporate expenses to the Mimi’s Café segment. This decrease was offset by a net unfavorable $1.7 million variance from the items affecting year-over-year comparability, primarily fixed asset impairment charges, along with negative leverage from sales declines and higher administrative salary expense. In fiscal 2012, we impaired a total of three underperforming restaurants and five nonoperating properties, for a total of $3.2 million.

Mimi’s Café S,G&A expenses were 7.7 percent of net sales and 9.4 percent of net sales in fiscal 2012 and fiscal 2011, respectively. The fiscal 2012 S,G&A ratio decrease in 2012 resulted primarily from a favorable $10.9 million variance from the items affecting year-over-year comparability in fiscal 2012 and fiscal 2011, primarily fixed asset impairment charges. This decrease was partially offset by increased allocations of corporate expenses, negative leverage from sales declines and higher administrative salary expense. In fiscal 2012, we further impaired eight underperforming restaurants that had been previously partially impaired, and took a $2.3 million charge compared to a $13.1 million charge for eight underperforming restaurants in fiscal 2011.

BEF Foods segment’s, S,G&A expenses were 18.1 percent of net sales and 19.7 percent of net sales in fiscal 2012 and fiscal 2011, respectively. The improvement in the S,G&A ratio for fiscal 2012 was due primarily to the $3.8 million favorable variance from the items affecting year-over-year comparability. In fiscal 2012, these items primarily relate to gains on the sale of assets and fixed asset impairment charges.

Depreciation and Amortization

On a consolidated basis, depreciation and amortization (“D&A”) was 5.0 percent of net sales in both fiscal 2012 and fiscal 2011.

Bob Evans Restaurants’ D&A was 5.0 percent of net sales in fiscal 2012 and fiscal 2011. The D&A ratio remained unchanged in fiscal 2012, despite opening four restaurants, rebuilding three existing restaurants and refreshing 87 existing restaurants, as the majority of the restaurant openings and reopenings occurred in the latter half of fiscal 2012.

Mimi’s Café D&A was 6.4 percent of net sales in both fiscal 2012 and fiscal 2011. During the fourth quarter of fiscal 2012, Mimi’s Café performed a minor remodel on one restaurant, and did not open or rebuild any restaurants.

BEF Foods segment’s D&A was 3.0 percent of net sales and 3.2 percent of net sales in fiscal 2012 and fiscal 2011, respectively. The fiscal 2012 D&A ratio declined as a result of the sale of the DC in the second quarter to an unrelated third party company.

Interest

Net interest expense was as follows:

	2012	2011
	(In thousands)
Gross interest expense:
Fixed-rate debt	$8,311	$9,082
Variable-rate debt	217	179
Capitalized interest	(644)	(394)

	7,884	8,867
Gross interest income	—	—

Net interest expense	$7,884	$8,867

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

Provision for Income Taxes

The effective federal and state income tax rates were 27.1 percent and 32.0 percent in fiscal 2012 and fiscal 2011, respectively. The decrease in the effective tax rate for fiscal 2012 reflects the impact of settlements with certain taxing authorities and the reduction of reserves for prior uncertain tax positions of prior fiscal years.

Liquidity and Capital Resources

Cash generated from operations in the Bob Evans Restaurants, Mimi’s Café and BEF Foods segments and draws on our credit facility were the main sources of funds to pay off our private placement debt, fund our Farm Fresh Refresh remodeling initiative and other capital investments, pay cash consideration for the Kettle Creations acquisition, repurchase shares and pay cash dividends. Cash and equivalents totaled $9.0 million at April 26, 2013.

Operating activities

Net cash provided by operating activities was $143.8 million and $152.7 million for fiscal 2013 and fiscal 2012 respectively. The decrease in cash provided by operating activities year over year was due primarily to the net loss, impacted by the impairment of assets held for sale, the loss on sale of Mimi’s Café and the increase in the federal and state income tax assets. The increase in current federal and state income tax assets is a result of two major factors: one, favorable permanent tax impact of a corporate conversion implemented during the third quarter of fiscal 2013 whereby SWH Corporation, a California corporation, was converted from a corporation to a limited liability companies and two, the reduction of book income for the impairment of Mimi’s Café.

Investing activities

Cash used in investing activities was $146.5 million and $73.8 million for fiscal 2013 and fiscal 2012, respectively. The increase was due to the acquisition of Kettle Creations and an increase in capital expenditures, partially offset by proceeds from the sale of Mimi’s Café and property, plant and equipment.

Capital expenditures consist primarily of our Farm Fresh Refresh remodeling initiative and new restaurants, production plant improvements, new corporate campus, and other purchases of new and replacement furniture and equipment. Capital expenditures incurred and paid were $135.4 and $124.3 million for fiscal 2013, compared to $88.4 million in the corresponding period last year. The increase in our capital expenditures is mainly due to our Farm Fresh Refresh remodeling initiative at Bob Evans Restaurants, along with other property, plant and equipment additions at BEF Foods. Due to the continued success of the Farm Fresh Refresh remodeling initiative, we have decided to remodel all Bob Evans Restaurants by the end of fiscal year 2014. We expect to begin our new restaurant opening program in fiscal 2015 with an evolved design and upgraded site selection process intended to drive average unit volumes in excess of our current average unit volume.

We expect capital spending to be between $175 and $200 million for fiscal 2014. The increase in expected capital expenditures in fiscal 2014 is due to completing our Farm Fresh Refresh remodeling initiative, capacity expansion for BEF Foods, completion of the new corporate campus and the initial implementation of a new ERP.

Financing activities

Cash used in financing activities was $24.3 million and $100.6 million for fiscal 2013 and fiscal 2012, respectively. The decrease in uses in financing activities was due primarily to the net increase in the credit facility, partially offset by the prepayment of our private placement debt.

As of December 31, 2012, we had outstanding a Note Purchase Agreement, dated July 28, 2004, as amended, and a Note Purchase Agreement, dated July 28, 2008, as amended, in the total amount of $97.1 million (collectively, the “Private Placement Notes”). On December 31, 2012, we prepaid all amounts outstanding under the Private Placement Notes consisting of $97.1 million in aggregate principal amount, plus make-whole amounts of approximately $6.2 million determined in accordance with the provisions of the private placement debt.

We completed the refinancing of a new $300.0 million credit facility in the third quarter of fiscal 2012. Under the terms of the credit agreement, we increased the aggregate amount of borrowings by $150 million, increasing our credit facility to $450.0 million. As of April 26, 2013, $201.4 million was drawn, $13.7 million is reserved for certain standby letters-of-credit, and the remaining $234.9 million of our credit facility is available for liquidity needs, capital expansion and repurchases of Bob Evans common stock and payment of dividends. The funds from the credit facility were used to pay off our Private Placement Debt, fund our Farm Fresh Refresh remodeling initiative and other capital investments, repurchase our shares, pay the cash consideration for the Kettle Creations acquisition and pay dividends. Our interest expense on variable rate debt will increase in future periods as the credit facility funding source is utilized.

As of April 26, 2013, we were in compliance with our debt covenants and restrictions.

On August 28, 2012, we obtained an interest-free loan from a municipality of $1.0 million, due ten years from the date of borrowing and with no prepayment penalty. The loan is intended to assist with the construction costs of the new corporate building.

During fiscal 2013, we repurchased 1.6 million shares of our outstanding common stock for a total of $63.1 million. On November 23, 2012, the Board of Directors authorized a share repurchase program of up to $25.0 million, $2.0 million of which was allocated to open market or privately purchased shares of common stock pursuant to a Rule 10b-18 Plan starting immediately; and $23.0 million of which was allocated to a Rule 10b5-1 nondiscretionary trading program (“10b5-1 program”). The 10b5-1 program began on December 7, 2012, and was cancelled on February 26, 2013. On February 26, 2013, the Board of Directors authorized a share repurchase program of up to $25.0 million. This program began on March 22, 2013. The plan terminated on April 12, 2013, when the authorized funds were expended. The program authorized Bob Evans to repurchase its outstanding common stock in the open market or through privately negotiated transactions.

We believe that our cash flow from operations, as well as our credit facility, will be sufficient to fund future capital expenditures, working capital requirements, debt repayments, dividend payments and share repurchases. On June 18, 2013, the Board of Directors approved a $25.0 million stock repurchase program to begin on July 8, 2013, and terminating at the earlier of the time all authorized funds are expended, or December 31, 2013. The Company entered into a 10b5-1 plan for the purchase of the shares under the repurchase program.

In May 2013, our Board of Directors authorized a quarterly cash dividend of $0.275 per share on our outstanding common stock with a record date of June 3, 2013, and a payment date of June 17, 2013. Our annual dividend rate for fiscal 2013 was $1.075, compared to $0.95 in fiscal 2012.

Future payments of our contractual obligations and outstanding indebtedness as of April 26, 2013, are as follows:

Contractual Obligations(1)	Total	1 Year and Less	2-3 Years	4-5 Years	After 5 Years
Operating leases	$68,474	$5,212	$9,175	$8,582	$45,505
Long-term debt(2)	$1,000	$—	$—	$—	$1,000
Purchase obligations	$124,242	$124,242	$—	$—	$—

(1)	The provisions of our deferred compensation plans do not provide for specific payment dates. Therefore, our obligations under these plans were excluded from this table. Our deferred compensation obligations of $32.1 million were included in the Consolidated Balance Sheets at April 26, 2013, as part of long-term liabilities.

(2)	The balance does not include interest, as this debt is interest-free. We have imputed interest based on our current borrowing rate.

We believe that funds needed for capital expenditures, working capital and share repurchases during fiscal 2014 will be generated from both operations and available bank lines of credit. We will evaluate additional financing alternatives as warranted.

As of April 26, 2013, we had contractual commitments of approximately $124.2 million for the purchase of inventory, plant additions, development of an ERP system, the construction of a new corporate headquarters and restaurant construction.

The amounts of other contingent commercial commitments by expiration period as of April 26, 2013, are as follows:

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	1 Year and Less	2-3 Years	4-5 Years	After 5 Years
Standby letters-of-credit	$13,749	$13,749	$—	$—	$—
Lines of Credit	2,500	2,500	—	—	—

Total other commercial commitments	$16,249	$16,249	$—	$—	$—

Business Outlook

Our outlook for fiscal 2014 relies on a number of assumptions, as well as the risk factors included in our SEC filings. We anticipate consolidated net sales to approximate $1.4 billion in fiscal 2014. We are projecting net interest expense of approximately $6.0 to $6.5 million for fiscal 2014. We estimate that our effective tax rate will approximate 34.0 percent to 35.0 percent for all of fiscal 2014. We project weighted-average diluted shares outstanding to be approximately 27.9 million shares for fiscal year 2014.

In fiscal 2014, we expect capital expenditures to approximate $175.0 million to $200.0 million. The estimated expenditures include completing the Farm Fresh Refresh remodel initiative with 233 remaining restaurants, opening up to four new Bob Evans Restaurants, finalizing the expansion of the BEF Foods plant in Sulphur Springs, Texas, and the Kettle Creations facility in Lima, Ohio, the completion of the new corporate campus, and the ERP implementation. Our capital spending was $124.3 million in fiscal 2013. Depreciation and amortization expense for fiscal 2014 should approximate $70.0 to $80.0 million.

We expect Bob Evans Restaurants to experience a full-year same-store sales increase between 1.0 percent and 2.0 percent, driven by the sales increase from Farm Fresh Refresh remodels and value platforms offset partially by incremental closed store days. In Bob Evans Restaurants, we expect an adjusted operating margin of approximately 8.0 percent to 8.5 percent. In fiscal 2014, Bob Evans Restaurants expects to incur an additional

$0.7 million related to preopening expenses for Farm Fresh Refresh remodel activity and new restaurant development.

In the BEF Foods segment, we expect overall net sales of $380.0 to $400.0 million for the full fiscal year, driven by new product introductions and distribution gains in both retail and foodservice. We anticipate that sow costs will average approximately $60 to $65 per hundredweight in fiscal 2014 for the full year. We expect BEF Foods’ fiscal 2014 operating income margin to be approximately 8.5 percent to 9.0 percent. We expect BEF Foods’ operating income to reflect the impact of ERP spending and an increased corporate overhead allocation as the result of the Company providing transition services to Mimi’s Café at less than cost, as well as the additional production expected to begin at the newly expanded Kettle Creations and Sulphur Springs plants at the end of the second quarter of fiscal 2014.

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

Revenue Recognition

Revenue is recognized for Bob Evans Restaurants and Mimi’s Café at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. We issue gift cards, which do not have expiration dates or inactivity fees. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards (“gift card breakage”) based on historical sales and redemption patterns, referred to as the redemption recognition method. Gift card breakage is recognized proportionately over the period of redemption in net sales of our Bob Evans Restaurants and Mimi’s Café segments in the Consolidated Statements of Income. The liability for unredeemed gift cards is included in deferred revenue on the Consolidated Balance Sheets.

We review our gift card breakage rates and rate of redemption periodically to ensure our estimates are reasonable. If actual redemption patterns differ from our estimates, actual gift card breakage amounts may vary from the amounts recorded. A change in our gift card breakage estimate of 1 percent would result in a change to our net sales of approximately $0.4 million.

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

Long-Lived Asset Impairment

We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated undiscounted future operating cash flows for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated discounted future operating cash flows of the asset and the expected proceeds from the sale of the asset, in accordance with the Property, Plant and Equipment Topic of the FASB ASC. We estimated the fair value based on appraisals, which we deemed to be Level 3 inputs under the Fair Value Measurements and Disclosures Topic of the FASB ASC. Indicators of impairments in the Bob Evans Restaurants segment are a result of underperforming restaurants and nonoperating property, plant and equipment locations. Assumptions used to calculate impairment of long-lived assets are dependent on factors such as useful lives of long-lived assets, expected operating performance, undiscounted future operating cash flows and desirability of our location. A change to any of these factors may alter our long-lived asset impairment and adversely impact our Consolidated Statements of Income.

During fiscal year 2013 and fiscal year 2012, we recognized long-lived asset impairments in our Bob Evans Restaurants segment of $4.4 million and $3.2 million, respectively. During fiscal year 2013 and fiscal year 2012, we recognized long-lived asset impairment in our Mimi’s Café segment of $2.2 million and $2.3 million, respectively. We did not recognize any long-lived asset impairment in our BEF Foods segment in fiscal 2013 and recognized $0.1 million in fiscal 2012.

Additionally, we had an indicator of impairment as a result of our definitive agreement to sell the Mimi’s Café segment to Le Duff America, Inc. for $50.0 million. We performed a recoverability test and determined that undiscounted cash flows of the long-lived asset group were less than the carrying amount of the long-lived asset group. Based on our market-approached valuation, we determined that the asset group’s then-current carrying value exceeded its fair value, which resulted in a pretax impairment charge related to the business trade name of $68.4 million in the Mimi’s Café segment in the third quarter of fiscal 2013.

Goodwill and Other Intangible Assets

Goodwill, which represents the cost in excess of fair market value of net assets acquired, is not amortized; rather it is tested annually for impairment or on a more frequent basis if there is an indicator of impairment. We have $19.6 million in goodwill in our BEF Foods segment.

In our BEF Foods segment, other intangible assets represent a trade name and non-compete agreement of $2.8 million and $0.7 million, respectively. The non-compete agreement is a definite lived intangible asset and is amortized over the term of the agreement.

The goodwill and other intangible impairment test is a two-step process. The first step is a comparison of each segment’s fair value to its carrying value. We estimate fair value using the best information available, including market information and discounted cash flow projections (also referred to as market-value approach). A market approach estimates fair value by applying cash flow and sales multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

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

Self-insurance Reserves

We record estimates for certain health and welfare, workers’ compensation and general insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Estimates for health and welfare, workers’ compensation and general liability are calculated utilizing claims development estimates based on historical experience and other factors. We utilize stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and general insurance. A 1 percent increase or decrease to the assumptions for health insurance and workers’ compensation and general average claims would increase or decrease our self-insurance accruals for worker’s compensation and health insurance by approximately $1.1 million and less than $0.1 million, respectively.

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

We generally file our annual income tax returns several months after our fiscal year end. The U.S. federal income tax returns that we filed through the fiscal year ended April 25, 2008, have been closed either through audit by the Internal Revenue Service (“IRS”) or the expiration of statutes of limitation. In the second quarter of fiscal 2013, the IRS completed the audit of our tax returns for the fiscal year ended April 27, 2007, and April 25, 2008, with no material adjustments. The Company’s tax return for the fiscal year ended April 24, 2009, is under audit, and is expected to be completed by the third quarter of fiscal 2014. Income tax returns are subject to audit by state and local governments, generally no later than three years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction and approximately thirty states in the U.S. The Company is no longer subject to U.S. federal income tax examinations by the IRS for years before fiscal 2009, and with a few exceptions, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2010.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.

At April 26, 2013, our outstanding debt included $201.4 million outstanding on the credit facility, and $0.8 million on a long-term note. A change in market interest rates will impact our credit facility when there is an outstanding balance. For example, a 1 percent increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $2.0 million, assuming the $201.4 million outstanding at the end of fiscal 2013 was outstanding for the entire year.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

BOB EVANS FARMS, INC.

CONSOLIDATED BALANCE SHEETS

	April 26, 2013	April 27, 2012
	(Dollars in thousands)
Assets
Current Assets
Cash and equivalents	$9,010	$35,946
Accounts receivable	33,958	29,850
Inventories	22,491	23,388
Deferred income taxes	13,089	11,738
Federal and state income taxes receivable	62,934	—
Prepaid expenses	5,232	2,725

Total Current Assets	146,714	103,647
Property, Plant and Equipment
Land	236,692	250,408
Buildings and improvements	810,118	946,361
Machinery and equipment	424,726	504,586
Construction in progress	5,280	5,111

	1,476,816	1,706,466
Less accumulated depreciation	682,916	823,171

Net Property, Plant and Equipment	793,900	883,295
Other Assets
Deposits and other	6,624	8,996
Long-term note receivable	13,815	263
Long-term investments	29,723	28,132
Goodwill	19,634	1,567
Other intangible assets	3,427	39,877

Total Other Assets	73,223	78,835

Total Assets	$1,013,837	$1,065,777

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit	$201,433	$—
Current maturities of long-term debt	—	38,571
Accounts payable	23,058	26,085
Federal and state income taxes	—	12,469
Accrued non-income taxes	16,346	21,251
Accrued wages and related liabilities	30,219	33,505
Self-insurance	21,072	26,079
Deferred revenue	12,915	15,476
Other accrued expenses	35,841	21,453

Total Current Liabilities	340,884	194,889
Long-Term Liabilities
Deferred compensation	32,140	30,688
Federal and state income taxes	10,602	9,633
Deferred income taxes	41,873	48,089
Deferred rent and other	6,391	25,097
Long-term debt	816	97,145

Total Long-Term Liabilities	91,822	210,652
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at April 26, 2013, and April 27, 2012	426	426
Capital in excess of par value	215,593	202,365
Retained earnings	833,723	866,799
Treasury stock, 15,220,014 shares at April 26, 2013, and 14,027,663 shares at April 27, 2012, at cost	(468,611)	(409,354)

Total Stockholders’ Equity	581,131	660,236

Total Liabilities and Stockholders’ Equity	$1,013,837	$1,065,777

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 26, 2013; April 27, 2012; April 29, 2011

	2013	2012	2011
Net Sales	$1,608,909	$1,654,413	$1,676,906
Cost of sales	486,855	509,816	509,849
Operating wage and fringe benefit expenses	512,292	535,069	559,193
Other operating expenses	267,827	268,799	270,694
Selling, general and administrative expenses	180,158	150,743	165,482
Depreciation and amortization expense	79,482	82,112	83,148
Impairment of assets held for sale	68,409	—	—
Loss on sale of Mimi’s Café	57,743	—	—

Operating (Loss) Income	(43,857)	107,874	88,540
Net interest expense	11,485	7,884	8,867

(Loss) Income Before Income Taxes	(55,342)	99,990	79,673
(Benefit) Provision for income taxes	(52,480)	27,140	25,510

Net (Loss) Income	$(2,862)	$72,850	$54,163

(Loss) Earnings Per Share — Basic	$(0.10)	$2.45	$1.79

(Loss) Earnings Per Share — Diluted	$(0.10)	$2.45	$1.78

Cash Dividends Paid Per Share	$1.075	$0.95	$0.78

Bob Evans Farms, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Total
		Dollars in thousands, except per share amounts
Stockholders’ Equity at 4/30/10	30,372,253	$426	$180,476	$791,699	$(330,794)	$641,807
Net income				54,163		54,163
Dividends paid ($0.78 per share)				(23,651)		(23,651)
Treasury stock repurchased	(682,835)				(19,010)	(19,010)
Treasury stock reissued under stock plans	539,362		8,024		6,191	14,215
Tax benefit — stock plans			236			236

Stockholders’ Equity at 4/29/11	30,228,780	426	188,736	822,211	(343,613)	667,760
Net income				72,850		72,850
Dividends paid ($0.95 per share)				(28,262)		(28,262)
Treasury stock repurchased	(2,110,930)				(70,269)	(70,269)
Treasury stock reissued under stock plans	492,605		12,838		4,528	17,366
Tax benefit — stock plans			791			791

Stockholders’ Equity at 4/27/12	28,610,455	426	202,365	866,799	(409,354)	660,236
Net loss				(2,862)		(2,862)
Dividends paid ($1.075 per share)				(30,214)		(30,214)
Treasury stock repurchased	(1,559,815)				(63,052)	(63,052)
Treasury stock reissued under stock plans	367,464		10,838		3,795	14,633
Tax benefit — stock plans			2,390			2,390

Stockholders’ Equity at 4/26/13	27,418,104	$426	$215,593	$833,723	$(468,611)	$581,131

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 26, 2013; April 27, 2012; and April 29, 2011

	2013	2012	2011
	(Dollars in thousands)
Operating activities:
Net (loss) income	$(2,862)	$72,850	$54,163
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	79,482	82,112	83,148
Other intangibles impairment	39,398	—	—
Loss on disposal/impairment of fixed assets	38,753	5,331	17,238
Gain on long-term investments	(1,277)	(34)	(2,364)
Loss on sale of business	57,743	—	—
Deferred compensation	1,452	1,003	3,289
Compensation expense attributable to stock plans	8,606	5,610	7,402
Deferred income taxes	(7,567)	(5,916)	(10,446)
Deferred rent	1,410	619	205
Cash provided by (used for) assets and liabilities:
Accounts receivable	(4,934)	(3,807)	(6,186)
Inventories	(894)	138	2,133
Prepaid expenses	(3,872)	(1,279)	723
Accounts payable	1,577	(4,333)	1,364
Federal and state income taxes	(74,434)	(1,043)	4,310
Accrued wages and related liabilities	245	(2,519)	(3,521)
Self-insurance	1,467	21	1,893
Accrued non income taxes	1,074	732	(566)
Deferred revenue	1,251	(813)	1,842
Other accrued expenses	7,208	4,013	1,810

Net cash provided by operating activities	143,826	152,685	156,437
Investing activities:
Purchase of property, plant and equipment	(124,346)	(88,357)	(43,987)
Net proceeds from sale of business	14,517	—	—
Acquisition of business	(52,285)	—	—
Proceeds from sale of property, plant and equipment	15,955	19,308	6,407
Purchase of long-term investments	(314)	(469)	(2,229)
Other	(7)	(4,305)	(84)

Net cash used in investing activities	(146,480)	(73,823)	(39,893)
Financing activities:
Cash dividends paid	(30,214)	(28,262)	(23,651)
Net increase in credit facility	201,433	—	—
Payments on lines of credit	—	—	(14,000)
Payments of debt issuance costs	—	(1,000)	—
Proceeds from debt	1,000	—	—
Principal payments on long-term debt	(135,716)	(13,571)	(26,905)
Prepayment penalty on debt	(6,150)	—	—
Purchase of treasury stock	(63,052)	(70,269)	(19,010)
Proceeds from issuance of stock awards and treasury stock	8,642	13,103	8,239
Cash paid for net shares settled	(2,615)	(1,347)	(1,426)
Excess tax benefits from stock-based compensation	2,390	700	404

Net cash used in financing activities	(24,282)	(100,646)	(76,349)

Increase (decrease) in cash and equivalents	(26,936)	(21,784)	40,195
Cash and equivalents at the beginning of the period	35,946	57,730	17,535

Cash and equivalents at the end of the period	$9,010	$35,946	$57,730

Note 1 — Summary of Significant Accounting Policies

Description of Business:    As of April 26, 2013, Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “company,” “we,” “us” and “our”) owned and operated 560 full-service Bob Evans restaurants in 19 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. We also produce and distribute pork sausage products and a variety of complementary home-style refrigerated side dishes and frozen food items primarily under the Bob Evans, Owens and Country Creek brand names. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. Additionally, we manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and other restaurants and food sellers.

Effective December 28 and 31, 2012, we completed the conversions of Bob Evans Farms, Inc., an Ohio corporation, and SWH Corporation, a California corporation, respectively, from corporations to limited liability companies.

Effective January 28, 2013, we entered into a definitive agreement to sell our Mimi’s Café restaurant chain to Le Duff America, Inc. (“Le Duff”). Le Duff is a U.S.-based subsidiary of Groupe Le Duff, a global bakery and restaurant company headquartered in France. Effective February 15, 2013, we completed the sale of Mimi’s Café to Le Duff.

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

Segment Information:    During fiscal 2013, we had three reportable segments: Bob Evans Restaurants, Mimi’s Café and BEF Foods. See Note 13 for detailed segment information. Effective February 15, 2013, we completed the sale of Mimi’s Café to Le Duff and at April 26, 2013, we have two business segments. See Note 3 for further information regarding the sale of Mimi’s Café. Mimi’s Café results of operations are included in the Consolidated Statements of Operations through the sale date of February 15, 2013.

The revenues from these three segments include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements. Operating income represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. General corporate assets consist of cash equivalents, long-term investments, note receivables and deferred income tax assets.

Fiscal Year:    Our fiscal year ends on the last Friday in April. References herein to fiscal 2013, fiscal 2012 and fiscal 2011 refer to fiscal years ended April 26, 2013; April 27, 2012; and April 29, 2011, respectively. All years presented were comprised of 52 weeks.

Prior to fiscal 2012, the consolidated operating results of Bob Evans Restaurants and Mimi’s Café segments were reported based upon a two-day early cutoff. During fiscal 2012, we eliminated this two-day early cutoff, as it was no longer required to achieve a timely consolidation. The effect of this change was to reflect 367 days of operating results for Bob Evans Restaurants and Mimi’s Café within our fiscal 2012 consolidated income statements. This resulted in $1,803 and $207 of additional operating income for Bob Evans Restaurants and Mimi’s Café, respectively, in fiscal 2012.

Revenue Recognition:    Revenue is recognized for Bob Evans Restaurants and Mimi’s Café (through the date of sale February 15, 2013) at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. Revenue in the BEF Foods segment is recognized when products are received by our customers. All revenue is presented net of sales tax collections.

We issue gift cards, which do not have expiration dates or inactivity fees. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards (“gift card breakage”) based on historical redemption patterns, referred to as the redemption recognition method. Gift card breakage is recognized proportionately over the period of redemption in net sales in the Consolidated Statements of Operations. The liability for unredeemed gift cards is included in deferred revenue on the Consolidated Balance Sheets.

Cash Equivalents:    We consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable:    Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us were to occur, we estimate the recoverability of amounts due to us could change by a material amount. During fiscal 2013, we had allowance for doubtful accounts of $29, compared to $327 and $302 for fiscal years 2012 and 2011, respectively.

Concentration of Credit Risk and Major Customers:    We maintain cash depository accounts with major banks and invest in high-quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. These investments mature within three months and we have not incurred any related losses.

Accounts receivable can be potentially exposed to a concentration of credit risk with customers or in particular industries. Such credit risk is considered by management to be limited due to our many customers, none of which are considered principal in our total operations. We do have two individual customers that exceed 10 percent of total revenue in our BEF Foods operating segment. In addition, we perform ongoing credit evaluations of our customers’ financial conditions and maintain reserves for credit losses. Such losses historically have been within our expectations.

As a result of the sale of Mimi’s Café to Le Duff, we received a promissory note for $30,000. The note has an annual interest rate of 1.5% and a term of seven years. The interest and note are payable in full at maturity. See Note 3, Sale of Mimi’s Café, for more information.

Inventories:    We value our Bob Evans Restaurants inventories at the lower of first-in, first-out cost (“FIFO”) or market and our BEF Foods inventories are determined on an average cost method which approximates a FIFO basis due to the perishable nature of our inventory. Inventory includes raw materials and supplies ($13,540 in fiscal 2013 and $15,159 in fiscal 2012) and finished goods ($8,951 in fiscal 2013 and $8,229 in fiscal 2012).

Property, Plant and Equipment:    Property, plant and equipment are recorded at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to fiscal 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (15 to 25 years) and machinery and equipment (3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the lease terms. Total depreciation expense was $ 78,886; $ 81,301; and $ 82,323 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

When permissible, we sell real property via like-kind exchanges under Internal Revenue Code Section 1031 whereby gains are not recognized for federal income tax purposes. We recognize all such gains for financial reporting purposes in the period the property is sold. Consolidated results for fiscal 2013, fiscal 2012 and fiscal 2011 include net pretax gains of $0, $365 and $128, respectively, on sale of assets via like-kind exchanges. The gains are classified as a reduction of selling, general and administrative (“S,G&A”) expenses in the Consolidated Statements of Operations.

We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair values of the assets. Generally, the estimated fair value is determined based on appraisals, which we deem to be Level 3 inputs under the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) 820. See Note 7 for further information.

Life Insurance Proceeds:    The cash receipts and payments related to life insurance proceeds are included in cash flows from operating activities on the Consolidated Statements of Cash Flows and in S,G&A in the Consolidated Statements of Operations.

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

Goodwill and Other Intangible Assets:    Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $19,634 and $1,567 for fiscal 2013 and fiscal 2012, respectively. In fiscal 2013, we recognized goodwill related to the purchase of Kettle Creations for $18,067. Goodwill is not amortized; rather it is tested for impairment at the beginning of the fourth quarter each year or on a more frequent basis when events occur or circumstances change between the annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. In fiscal 2013, 2012 and 2011, no indicators of impairment existed, thus no goodwill impairment charges were recorded. See Note 11 for further information.

In fiscal 2013, other intangible assets consisted of the Kettle Creations trademark and a non-compete agreement related to the Kettle Creations acquisition. In fiscal 2012, other intangible assets consisted of the Mimi’s Café business trade name and restaurant concept. The Kettle Creations trademark asset is deemed to have an indefinite economic life and is not amortized. It is tested for impairment at the beginning of the fourth quarter each year or on a more frequent basis if events or changes in circumstances indicate the asset might be impaired. The Kettle Creations non-compete agreement is amortized on a straight-line basis over its estimated economic life of 5 years. The Mimi’s Café business trade name was deemed to have an indefinite economic life and was not amortized. The Mimi’s Café restaurant concept intangible asset was amortized on a straight-line basis over its estimated economic life of 15 years. In fiscal 2013, we recognized $39,398 of impairment charges on the Mimi’s Café trade name and restaurant concept intangible assets. There were no intangible asset impairment charges in 2012 and 2011. See Note 11 for further information.

Financial Instruments:    The fair values of our financial instruments (other than long-term debt) approximate their carrying values at April 26, 2013, and April 27, 2012. At April 26, 2013, the estimated fair value of our long-term debt approximated $816 compared to a carrying amount of $1,000. In fiscal 2013, we used cash on hand and borrowings to prepay our long-term debt of $97,145, as well as a make whole payment of $6,150. See Note 4 for further information. At April 27, 2012, the estimated fair value of our long-term debt approximated $142,025 compared to a carrying amount of $135,716. We estimate the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. At April 26, 2013, the fair value of our long-term note receivables was $13,815. We do not use derivative financial instruments for speculative purposes.

Treasury Stock:    During fiscal 2013, fiscal 2012 and fiscal 2011, we followed a policy of issuing treasury shares to satisfy restricted award and option exercises.

Preopening Expenses:    Expenditures related to the opening of new restaurants and our remodel initiatives, other than those for capital assets, are expensed when incurred.

Advertising Costs:    We expense advertising costs as incurred. Advertising expense was $45,384; $42,713; and $40,566 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Advertising costs are classified in other operating expenses and S,G&A expenses in our restaurant segments and BEF Foods segments, respectively, in the Consolidated Statements of Operations. We have prepaid advertising costs of $655 and $695 as of April 26, 2013 and April 27, 2012, respectively.

Cost of Sales:    Cost of sales represents primarily food cost for Bob Evans Restaurants and Mimi’s Café (through the date of sale on February 15, 2013), and cost of materials in the BEF Foods segment. Cash rebates that we receive from suppliers are recorded as a reduction of cost of sales in the periods in which they are earned. The amount of each rebate is directly related to the quantity of product purchased from the supplier.

Promotional Spending:    We engage in promotional (sales incentive) programs in the form of “off-invoice” deductions, billbacks, cooperative advertising and coupons. Costs associated with these programs are classified as a reduction of gross sales in the period in which the sale occurs. Promotional spending was $110,394, $93,501 and $87,763 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Comprehensive Income:    Comprehensive income is the same as reported net income.

Earnings Per Share:    Basic earnings-per-share computations are based on the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings-per-share calculations reflect the assumed exercise and conversion of outstanding employee stock options.

The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares outstanding (in thousands):

	2013	2012	2011
Basic	28,094	29,679	30,332
Dilutive stock options	—	102	90

Diluted	28,094	29,781	30,422

The number of dilutive stock options outstanding at April 26, 2013, that were not included in the computation of diluted earnings per share, because to do so would be antidilutive, was 141 shares for fiscal 2013.

Options to purchase 451,842, 567,698 and 517,151 shares of common stock in fiscal 2013, fiscal 2012, and fiscal 2011, respectively, were excluded from the diluted earnings-per-share calculations because they were antidilutive.

Stock-based Employee Compensation:    The Compensation — Stock Compensation Topic of the FASB ASC requires that we measure the cost of employee services received in exchange for an equity award, such as stock options, restricted stock awards and restricted stock units, based on the fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis. In fiscal 2012, awards issued to retirement eligible employees, in the 2010 Plan, were no longer subject to immediate expensing in full upon grant. See Note 8. Awards to retirement eligible employees are recognized over the vesting period of the award on a straight line basis. Compensation cost recognized includes: (1) compensation cost for all stock-based awards granted prior to, but not yet fully vested as of April 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of the Compensation — Stock Compensation Topic of the FASB ASC and (2) compensation cost for all stock-based awards granted after April 28, 2006, based on the grant date fair value estimated in accordance with the Compensation — Stock Compensation Topic of the FASB ASC. Total stock-based compensation cost in fiscal 2013, fiscal 2012 and fiscal 2011 was $8,770, $5,603 and $7,259 respectively. The related tax benefit recognized was $2,642, $1,671 and $2,389 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Expense associated with stock-based compensation is reflected in S,G&A expense.

The fair value of each option awarded in fiscal 2011 was estimated on the date of grant using the Black-Scholes option-pricing model. We did not award any stock options in fiscal 2012 or fiscal 2013. The expected term of options granted is based on the historical exercise behavior of full-term options, and the expected volatility is based on the historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. Both expected volatility and the risk-free rate are based on a period commensurate with the expected option term. The expected dividend yield is based on the current dividend, the current market price of our common stock and historical dividend yields.

The following table presents the weighted-average per share fair value of options granted and the weighted-average assumptions used, based on a Black-Scholes option-pricing model:

Assumptions	2011
Per share fair value of options	$7.60
Expected dividend yield	2.57%
Expected volatility	45.64%
Risk-free interest rate	1.18%
Expected term (in years)	3.5

We issued restricted stock awards (“RSA’s”) in fiscal 2013, fiscal 2012 and fiscal 2011, and restricted stock units (“RSU’s”) in fiscal 2013 and 2012. RSA’s and RSU’s are valued based on the stock price at the end of the date on the date of grant. RSA“s and RSU’s generally vest over 3 years and have associated dividends.

Other Compensation Plans:    We have a defined contribution plan (401(k)) that is available to substantially all employees who have at least 1,000 hours of service. We also have nonqualified deferred compensation plans, the Bob Evans Executive Deferral Plan (“BEEDP”) and Bob Evans Directors’ Deferral Plan (“BEDDP”), which provides certain executives and Board of Directors members, respectively, the opportunity to defer a portion of their current income to future years. Our annual matching contributions to the plans are at the discretion of our Board of Directors. The Supplemental Executive Retirement Plan (“SERP”) (see Note 9) provides awards in the form of nonqualified deferred cash compensation.

Leases:    Rent expense for our operating leases, which generally have escalating rent payments over the term of the leases, is recorded on a straight-line basis over the lease term. We record the difference between the amount charged to expense and the rent paid as deferred rent in the Consolidated Balance Sheets, and begin amortizing the deferred rent upon the delivery of the lease location by the lessor, which is typically before rent payments are due under the terms of the lease. We expense all straight-line rent recorded during the build-out period for new restaurants.

Contingent rents are generally amounts due as a result of net sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they accrue. Effective February 15, 2013, with the sale of the Mimi’s Café segment, we do not have any leases with contingent rent.

Rental expense in fiscal 2013, fiscal 2012 and fiscal 2011 was as follows:

	2013	2012	2011
Minimum rent	$33,678	$34,738	$30,175
Contingent rent	168	288	388

Total rent	$33,846	$35,026	$30,563

Rental expense in fiscal 2013 includes rental expense for Mimi’s Café through the sale date of February 15, 2013.

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

Commitments and Contingencies:    We rent certain restaurant facilities under operating leases having initial terms that primarily expire approximately 20 years from inception. The leases typically contain renewal clauses of 5 to 30 years exercisable at our option. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Effective February 15, 2013, with the sale of Mimi’s Café, we do not have any leases with contingent rent. Most of the remaining leases contain either fixed or inflation-adjusted escalation clauses.

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

Reclassifications:    Certain prior-year amounts have been reclassified to conform to the fiscal 2013 classification. Such reclassifications had no impact on reported net (loss) income.

New Accounting Pronouncements:    In the normal course of business, management evaluates all new accounting pronouncements issued by the FASB, the Securities and Exchange Commission (“SEC”), the Emerging Issues Task Force, the American Institute of Certified Public Accountants or any other authoritative accounting body to determine the potential impact they may have on the Company’s consolidated financial statements.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), which is an update to existing guidance related to impairment testing for indefinite-lived intangible assets. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity no longer will be required to test the fair value of an intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This update was effective for our third quarter of fiscal 2013. The adoption of this guidance has no impact on our current year consolidated financial statements.

Note 2 — Acquisition

On August 14, 2012, BEF Foods, Inc., a subsidiary of the Company, acquired from Kettle Creations, LLC, the Kettle Creations® brand (“Kettle Creations”) and a 100,000 square-foot, state-of-the-art food production facility located in Lima, Ohio that produces mashed potatoes, macaroni and cheese, and other side dishes. After a working capital adjustment, the purchase price for the brand and facilities was $52,285 in cash. The production facility is included in the BEF Foods segment. The acquisition of Kettle Creations and the food production facility enables us to expand our rapidly growing side dish category. The adjusted purchase price allocation of goodwill and other intangibles of $18,067 and $3,544, respectively, from the acquisition were attributed largely to the planned extension of existing manufacturing capabilities at Kettle Creations beyond its strength in mashed potatoes to other potato products and side dishes. We expect to shorten the product innovation and development pipeline by our acquisition of Kettle Creations. The side dish category is a high net sales growth opportunity for BEF Foods. Goodwill will be deductible for income tax purposes. Of the $3,544 of acquired intangible assets,

$2,761 was assigned to registered trade names and workforce that are not subject to amortization and $783 was assigned to definite-lived noncompetition agreements after a purchase price adjustment. The purchase price adjustment to goodwill was a decrease of $175. The purchase price adjustment to the registered trade names was a decrease of $266, while the definite-lived noncompetition agreement decreased by $322.

The Company recognized $1,980 of acquisition-related expenses during fiscal 2013. These costs are included in S,G&A expenses in the Consolidated Statements of Operations. In addition to acquisition costs, a total retention incentive of $5,113 was established to incent Kettle Creations employees to meet service requirements during the acquisition period and for three consecutive years thereafter. As of April 26, 2013, we have paid $1,499 retention incentive payments to Kettle Creations employees who met the acquisition service requirement, with $3,614 retention accrual remaining to Kettle Creations employees who meet the service requirement at the anniversary of the acquisition date for three consecutive years thereafter. As these costs are expensed over the period earned, they will be included in S,G&A in the Consolidated Statements of Operations.

The following table summarizes the consideration paid for Kettle Creations at August 14, 2012, and the amounts of assets and liabilities recognized at the acquisition date, adjusted for the final valuation of the assets and liabilities and a working capital adjustment.

Total cash consideration transferred	$52,285
Identifiable Assets Acquired and Liabilities Assumed:
Accounts receivable	$473
Inventory	1,423
Prepaid expenses	13
Deposits & other	5
Property, plant and equipment	28,953
Intangible assets	3,544

Total identifiable assets acquired	34,411

Total current liabilities	(193)

Total liabilities assumed	(193)

Net identifiable assets acquired	34,218
Goodwill	18,067

Net assets acquired	$52,285

The tables below summarize the change in goodwill and intangible assets in our BEF Foods segment as a result of the acquisition:

April 27, 2012, carrying amount	$1,567
Goodwill acquired	18,067

April 26, 2013, carrying amount	$19,634

April 27, 2012, net carrying amount intangible assets	$—
Other intangible assets acquired	3,544
Accumulated amortization	(117)

April 26, 2013, net carrying amount intangible assets	$3,427

The following table illustrates the pro forma impact on certain financial results if the acquisition had occurred at the beginning of fiscal 2012. The pro forma financial information does not purport to be indicative of the operating results that would have been achieved had the acquisition been consummated at the beginning of 2012 and should not be construed as representative of future operating results.

	2013	2012
Net sales	$1,616,832	$1,687,082
Net (loss) income	$(2,895)	$73,869
(Loss) earnings per share:
Basic	$(0.10)	$2.49
Diluted	$(0.10)	$2.48

The net sales and operating income attributable to Kettle Creations since the acquisition date of August 14, 2012, through April 26, 2013, were $40,256 and $3,366, respectively.

Note 3 — Sale of Mimi’s Café

Effective January 28, 2013, we entered into a definitive agreement for the sale of our Mimi’s Café operating segment to Le Duff. As a result of the anticipated transaction, we performed a recoverability test and determined that undiscounted cash flows of the long-lived asset group were less than the carrying amount of the long-lived asset group. Our market-approached valuation indicated that the asset group’s then-current carrying value exceeded its fair value, which resulted in a pretax noncash impairment charge on assets held for sale in the Mimi’s Café segment of $68,409, which is included in the “Impairment of assets held for sale” line in the Consolidated Statements of Operations.

Effective February 15, 2013, we completed the sale of Mimi’s Café to Le Duff. The purchase price of the transaction was $50,000, consisting of $20,000 in cash and a promissory note for $30,000, subject to customary purchase price allocations and adjustments. The note has an annual interest rate of 1.5% and a term of seven years. The interest and note are payable in full at maturity. We will continue to provide transitional services to Mimi’s Café for a period of up to one year. We realized a loss on the sale of $57,743. Our consolidated results of operations include the Mimi’s Café results of operations through the date of sale, February 15, 2013.

The following table presents the financial classification of assets and liabilities of Mimi’s Café as of February 15, 2013, the date of sale, and the assets and liabilities that are reflected in the Consolidated Balance Sheets as of April 27, 2012:

	February 15, 2013	April 27, 2012
Current Assets
Cash and equivalents	$259	$3,100
Accounts receivable	121	2,709
Inventories	733	3,891
Prepaid expenses	1,378	385

Total Current Assets	2,491	10,085
Net property, plant and equipment	126,486	160,391
Net intercompany	—	(164,777)
Other assets	2,402	2,402
Other intangible assets, net	—	39,877

Total Noncurrent Assets	128,888	37,893

Total Assets	$131,379	$47,978

	February 15, 2013	April 27, 2012
Current Liabilities
Accounts payable and accrued expenses	$20,763	$15,613
Deferred revenue	3,812	3,151
Other accrued expenses	2,549	3,241

Total Current Liabilities	27,124	22,005
Deferred rent and other	20,955	22,809

Total Long-Term Liabilities	20,955	22,809

Total Liabilities	$48,079	$44,814

Note 4 — Long-Term Debt and Credit Arrangements

As of April 26, 2013, long-term debt was comprised solely of an interest-free loan of $1,000, due ten years from the date of borrowing, with imputed interest, which as a result is discounted to $816 on the Consolidated Balance Sheets. In fiscal 2012, long-term debt was comprised of the following:

April 27, 2012
Unsecured senior notes issued July 28, 2004:
Series C, due July 2014, 5.12%	$40,716
Series D, due July 2016, 5.67%	25,000
Unsecured senior notes issued July 28, 2008:
Series A, due July 2014, 6.39%	40,000
Series B, due July 2013, 6.39%	30,000

Total long-term debt	135,716
Less: current portion of long-term debt	38,571

Long-term debt less current portion	$97,145

In fiscal 2012, we obtained a $300,000 variable-rate revolving credit facility (“credit facility”), of which $13,749 is reserved for certain stand-by letters of credit. The credit facility is intended to provide us with liquidity options and to support our primary growth and return initiatives. The credit facility extends over a period of five years and requires us to pay interest on outstanding borrowings at a rate based on London Interbank Offered Rate (“LIBOR”) or the Base Rate plus a margin based on our leverage ratio, ranging from 0.75% to 2.00% per annum for LIBOR, and ranging from 0.00% to 1.00% per annum for the Base Rate. The Base Rate is the highest of (i) the Administrative Agent’s prime rate (ii) the Federal Funds open rate plus 0.50% or (iii) the Daily LIBOR Rate plus 1.00%. We are also required to pay a commitment fee of 0.150% per annum to 0.275% per annum, based on our leverage ratio, on the average unused portion of the total lender commitments then in effect. We incurred financing costs of $1,000, which are being amortized over five years. Our effective interest rate for borrowings on the credit facility was 1.40% during the year ended April 26, 2013.

Under the terms of the credit agreement, at our option we may increase the aggregate amount of borrowings up to $150,000 under the revolving credit facility with the consent of the lenders participating in such increase, subject to certain customary conditions and lenders commitment to provide the increase in funding (“Accordion”).

On April 26, 2013, we exercised the Accordion in full to increase the aggregate commitments under our credit facility by $150,000. As a result, our borrowing capacity increased from $300,000 to $450,000. All other terms of the credit agreement remained unchanged.

As of April 26, 2013, we had $201,433 outstanding on the credit facility. The funds were borrowed for general corporate purposes including: to prepay our private placement debt, fund our Farm Fresh Refresh remodeling initiative and make other capital investments, repurchase shares, pay the cash consideration for the Kettle Creations acquisition and pay dividends. Our interest expense on variable rate debt may increase in future periods as the credit facility funding source is utilized. A 1 percent increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $2,042 assuming the $201,433 outstanding at the end of fiscal 2013 was outstanding for the entire year.

On November 30, 2012, we provided the agents for the Note Purchase Agreement, dated July 28, 2004, as amended (“2004 Notes”), and the Note Purchase Agreement, dated July 28, 2008, as amended (“2008 Notes”), with a prepayment notice. The interest rates under the 2004 Notes was Series 5.12% and 5.67%, and under the 2008 Notes was 6.39% and 6.39%. Per the terms of the 2004 Notes and the 2008 Notes (collectively, “Private Placement Notes”), notice of prepayment was required at least 30 days, but not more than 60 days, prior to payment. On December 31, 2012, we prepaid the Private Placement Notes in full, consisting of $97,145 in current aggregate principal amount, plus a make-whole amount of $6,150 determined in accordance with the provisions of the Private Placement Notes. Absent their early termination and prepayment, the maturity date of the 2004 Notes and the 2008 Notes would have been July 28, 2016, and July 28, 2014, respectively. We used cash on hand and borrowings from the credit facility to prepay the Private Placement Notes.

On August 28, 2012, we obtained an interest-free loan of $1,000, due ten years from the date of borrowing, with no prepayment penalty. We have imputed interest based on our current borrowing rate. The loan was provided to assist with the construction costs of the new corporate headquarters building.

As of April 26, 2013, we were in compliance with our debt covenants and restrictions.

Interest costs of $835, $644 and $394 incurred in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, were capitalized in connection with our construction activities. Interest paid in fiscal 2013, fiscal 2012 and fiscal 2011 was $12,442, $8,558 and $9,264, respectively.

Note 5 — Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of April 26, 2013, and April 27, 2012, were as follows:

	April 26, 2013	April 27, 2012
Deferred tax assets:
Loss on impaired assets	$7,751	$7,866
Self-insurance	5,927	7,724
Vacation pay	1,796	2,296
Stock and deferred compensation plans	20,718	20,219
Accrued bonus	200	715
Deferred rent	1,883	6,503
Deferred proceeds on Mimi’s Café sale	6,244	—
State net operating loss carry forward	4,311	—
Other	3,434	3,417

Total deferred tax assets, gross	52,264	48,740
Valuation allowance	(404)	—

Net deferred tax assets	51,860	48,740
Deferred tax liabilities:
Accelerated depreciation/asset disposals	78,683	68,169
Intangible assets	410	14,852
Other	1,551	2,070

Total deferred tax liabilities	80,644	85,091

Net deferred tax liabilities	$28,784	$36,351

The Company has federal net operating losses in the current year of $62,035 which will generate cash refunds from prior tax years. There are $87,705 of state net operating loss carry forwards that will expire at various times through 2033.

The following table summarizes the changes in the valuation allowance for fiscal 2013. There was no valuation allowance in fiscal 2012 or fiscal 2011.

2013
Balance at Beginning of Period	$—
Changes in Related Gross Deferred Tax Assets/Liabilities	404

Balance at End of Period	$404

Significant components of the (benefit) provision for income taxes are as follows:

	2013	2012	2011
Current:
Federal	$(45,380)	$28,742	$31,356
State	467	4,314	4,600

Total current	(44,913)	33,056	35,956
Deferred:
Federal	(326)	(5,388)	(10,140)
State	(7,241)	(528)	(306)

Total deferred	(7,567)	(5,916)	(10,446)

Total tax (benefit) provision	$(52,480)	$27,140	$25,510

Our (benefit) provision for income taxes differs from the amounts computed by applying the federal statutory rate due to the following:

	2013	2012	2011
(Benefit) provision at statutory rate	$(19,370)	$34,997	$27,885
State income tax (benefit) — net	(4,403)	2,461	2,791
FICA tip credits	(4,911)	(4,868)	(4,920)
Worthless stock	(20,855)	—	—
Settlement of state income tax audits (net)	—	(2,038)	—
Officers life insurance	(1,052)	(213)	(956)
Work opportunity tax credits	(1,172)	(1,157)	(769)
Reduction for uncertain tax positions of prior years	(341)	(1,178)	—
Other	(376)	(864)	1,479

(Benefit) provision for income taxes	$(52,480)	$27,140	$25,510

During the fiscal year we converted SWH Corporation, the operating company of Mimi’s Cafe, into a limited liability company (“LLC”). As a result of converting SWH Corporation, we recognized a worthless stock deduction generating a permanent gross benefit of $59,586, the tax effect of which was a benefit of $20,855. After converting SWH Corporation to a LLC, we sold our membership interest in the LLC which was treated as an asset sale for tax purposes with no other permanent tax consequences.

Taxes paid during fiscal 2013, fiscal 2012 and fiscal 2011 were $34,458; $33,686; and $31,296, respectively.

In fiscal 2013, the amount of our unrecognized tax benefits decreased by $958, primarily due to additions for current year tax positions offset by reductions for settlements with taxing authorities and expiration of statute of limitations. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2013	2012	2011
Balance at beginning of fiscal year	$11,042	$11,022	$9,086
Additions based on tax positions related to the current year	366	600	2,351
Additions for tax positions of prior years	—	2,600	—
Reductions for tax positions of prior years	(271)	(751)	—
Reductions due to settlements with taxing authorities	(799)	(1,936)	(53)
Reductions due to statute of limitations expiration	(254)	(493)	(362)

Balance at end of fiscal year	$10,084	$11,042	$11,022

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of April 26, 2013, April 27, 2012 and April 29, 2011, was $7,658, $8,001 and $8,113, respectively. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We do not reasonably expect to resolve any tax audits in the next 12 months which could result in the recognition of previously unrecognized tax benefits and would affect the effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits may increase or decrease within the next 12 months for reasons other than the settlement of tax audits. However, we do not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to our consolidated financial statements.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations. During fiscal 2013, fiscal 2012 and fiscal 2011, we recognized approximately $447, $668 and $720, respectively, of interest and penalties in tax expense. As of April 26, 2013, and April 27, 2012, we had accrued approximately $3,102 and $2,986, respectively, in interest and penalties related to unrecognized tax benefits.

We file United States federal and various state and local income tax returns. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2009 through 2012. Our federal and state income tax return filings generally are subject to a three-year statute of limitations from the date of filing. However, we may grant waivers to taxing authorities to extend the statute of limitations for prior tax years. Based on the status of current audits and the protocol of finalizing audits by relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded unrecognized tax benefits.

Note 6 — Restructuring and Severance Charges

We recorded pretax restructuring and severance charges totaling $14,077 in fiscal 2013, (reflected in S,G&A expenses) related to organizational realignments and closures of production facilities.

As of April 26, 2013, we do not anticipate that we will incur any additional severance costs within the Bob Evans Restaurants segment, but we anticipate paying approximately $1,260 related to organizational realignments. As of April 26, 2013, we anticipate that we will not incur any additional severance costs related to the Mimi’s Café segment, but we anticipate paying approximately $1,106 incurred in fiscal 2013.

In May 2012, we announced our intention to close our food production plants in Springfield, Ohio, and Bidwell, Ohio, part of the BEF Foods segment. The decision to close our food production facilities was to increase efficiency by consolidating production in one high capacity facility in Sulphur Springs, Texas. As of April 26, 2013, we anticipate that we will pay approximately $3,737 in severance and restructuring costs related to these plant closures, of which $1,177 we expect to incur in fiscal 2014.

The components of the restructuring and severance charges are summarized below by operating segment for fiscal 2013, 2012, and 2011:

	Bob Evans Restaurants	Mimi’s Café	BEF Foods	Total
Balance April 30, 2010	$—	—	—	—
Restructuring and severance charges incurred	854	569	2,995	4,418
Amounts paid	(854)	(569)	(2,995)	(4,418)

Balance April 29, 2011	$—	—	—	—

Restructuring and severance charges incurred	—	287	—	287
Amounts paid	—	(287)	—	(287)

Balance April 27, 2012	$—	$—	$—	$—

Restructuring and severance charges incurred	2,774	4,821	6,482	14,077
Amounts paid	(1,514)	(3,715)	(3,922)	(9,151)

Balance April 26, 2013	$1,260	$1,106	$2,560	$4,926

Note 7 — Fair Value Measurements

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

The fair value of our interest-free long-term debt is based on the current interest rates offered for similar instruments, thus a level 1 measurement.

Financial assets and liabilities, held under certain deferred compensation arrangements, are measured at fair value on a recurring basis, using quoted prices in active markets, thus a level 1 measurement.

The fair value of our promissory note (“Note”) with Le Duff is valued using a discounted cash flow model that is considered a level 3 input. The Note had a value of $13,570 in fiscal 2013. There were no level 3 financial assets or liabilities in fiscal 2012.

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis, including, long-lived assets that have been reduced to fair value when they are held for sale and long-lived assets that are written down to fair value when they are impaired. We evaluate the carrying amount of long-lived assets held and used in the business, periodically and when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management, and is recorded within S,G&A. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The inputs to determine the fair value are considered level 3 measurements.

As a result of our definitive agreement to sell the Mimi’s Café restaurant chain for $50,000 to Le Duff, we determined indicators of impairment existed during the third quarter of fiscal 2013. We used a market-approached valuation and performed a recoverability test and determined that undiscounted cash flows of the long-lived asset group were less than the carrying amount of the long-lived asset group. Using the specifics of the definitive sales agreement and the discount rate of 12%, we determined the impairment on the net book value on the Mimi’s Café segment was $68,409.

The following table represents impairments for those assets remeasured to fair value on a non-recurring basis during the fiscal year:

	2013		Impairments 2012		2011
Assets held for use
Bob Evans Restaurants	$4,409	(1)	$3,199	(2)	$1,896	(3)
BEF Foods	—		87		1,239
Mimi’s Café assets	2,167	(4)	2,327	(5)	13,070	(6)

(1)	$1,717 relates to impairment of three underperforming restaurants and $2,692 relates to the impairment of ten nonoperating property, plant and equipment locations

(2)	$993 related to three underperforming restaurants and $2,206 related to impairment of five nonoperating property, plant and equipment locations

(3)	$847 related to three underperforming restaurants and $1,049 related to impairment of nine nonoperating property, plant and equipment locations

(4)	$2,167 relates to three underperforming locations

(5)	$2,327 related to eight underperforming locations

(6)	$13,070 related to eight underperforming locations

Note 8 — Stock-Based Compensation Plans

On September 13, 2010, our stockholders approved the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”). Upon approval, the 2010 Plan became our only plan under which new stock-based compensation can be granted. At April 26, 2013, there were awards outstanding under the 2010 Plan, as well as previous equity plans adopted in 2006, 1998, 1994, and 1992.

The types of awards that may be granted under the 2010 Plan include: stock options, stock appreciation rights, restricted stock, restricted stock units, cash incentive awards, performance shares, performance units, and other awards. The Compensation Committee of the Board of Directors administers the 2010 Plan, including establishing the terms and conditions of the awards. The 2010 Plan allows the Compensation Committee to make awards to any of our employees, consultants, or nonemployee directors. The 2010 Plan imposes various restrictions on awards, including a maximum life of 10 years for stock options and stock appreciation rights and a minimum exercise price equal to the grant date stock price for stock options and stock appreciation rights. The remaining shares available for issue under the 2006 Equity and Cash Incentive Plan (the “2006 Plan”) became available for issuance under the 2010 Plan effective September 13, 2010.

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

In 2006, we adopted a performance incentive plan (“PIP”) designed to align the compensation of executive officers and senior management with our financial and operational performance. The PIP provides for awards of cash, whole shares, restricted shares and stock options, generally vesting over three years. All stock-based awards made under the PIP prior to September 11, 2006, were awarded out of, and in accordance with, the 1998 plan. All PIP stock-based awards made from the period September 12, 2006, to June 22, 2010, were awarded out of, and in accordance with, the 2006 Plan. All PIP stock-based awards made subsequent to that date have been awarded out of, and in accordance with, the 2010 Plan.

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

In fiscal 2012, we began issuing restricted stock units to key management employees. Restricted stock units generally vest over three years and, upon vesting; shares of restricted stock are issued.

The following table summarizes option-related activity for fiscal 2013:

	2013		2012		2011
Options	Shares Subject to Options	Weighted- Average Exercise Price	Shares Subject to Options	Weighted- Average Exercise Price	Shares Subject to Options	Weighted- Average Exercise Price
Outstanding, Beginning of Year	711,528	$30.07	1,181,805	$29.87	1,403,463	$29.21
Granted	—	—	—	—	133,944	26.35
Exercised	(244,703)	28.71	(450,998)	29.60	(287,240)	24.83
Forfeited or expired	(18,053)	30.12	(19,279)	29.19	(68,362)	30.14

Outstanding, End of Year	448,772	$30.81	711,528	$30.07	1,181,805	$29.87

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding	448,772	$30.81	4.81	$5,257
Options vested or expected to vest	448,772	30.81	4.81	5,257
Options exercisable	414,233	31.37	4.68	4,619

As of April 26, 2013, there was $39 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 0.29 years. The total intrinsic value of options exercised during fiscal 2013, fiscal 2012 and fiscal 2011 was $2,921; $2,907; and $2,140, respectively. Cash received from the exercise of options was $7,027; $13,347; and $7,132 for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The actual tax benefit realized for tax deductions from the exercise of options totaled $934; $700; and $404 for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. In fiscal 2013, fiscal 2012 and fiscal 2011, excess tax benefits of $2,390; $791; and $236, respectively, were classified as financing cash flows in the Consolidated Statements of Cash Flows.

In addition to the shares subject to outstanding options, approximately 1,775,000 shares were available for grant under the 2010 Plan at April 26, 2013.

A summary of the status of our nonvested restricted shares and units as of April 26, 2013, and changes during fiscal 2013 is presented below:

	2013		2012		2011
Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested, Beginning of Year	374,237	$30.42	450,632	$29.27	374,566	$31.73
Granted	126,899	40.15	125,207	33.16	340,403	26.55
Vested	(169,869)	31.87	(155,603)	29.20	(220,613)	29.24
Forfeited	(35,690)	33.37	(45,999)	30.71	(43,724)	29.40

Nonvested, End of Year	295,577	$33.42	374,237	$30.42	450,632	$29.27

	2013		2012		2011
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested, Beginning of Year	79,794	$30.42	—	$29.27	—	$31.73
Granted	58,044	40.15	80,970	33.16	—	26.55
Vested	(38,232)	31.87	—	29.20	—	29.24
Forfeited	(4,864)	33.37	(1,176)	30.71	—	29.40

Nonvested, End of Year	94,742	$33.42	79,794	$30.42	—	$29.27

At April 26, 2013, there was $11,207 of unrecognized compensation cost related to nonvested restricted shares and units. This cost is expected to be recognized over a weighted-average period of 2.27 and 1.68 years for nonvested restricted shares and units, respectively. The total fair value of shares that vested during fiscal 2013, fiscal 2012 and fiscal 2011 was $8,268; $4,999; and $5,973, respectively.

Note 9 — Other Compensation Plans

We have a defined contribution plan (401(k)) that is available to substantially all employees who have at least 1,000 hours of service. We also have nonqualified deferred compensation plans, the Bob Evans Executive Deferral Plan (“BEEDP”) and Bob Evans Directors’ Deferral Plan (“BEDDP”) which provides certain executives and Board of Directors members, respectively, the opportunity to defer a portion of their current income to future years. Our annual matching contributions to the plans are at the discretion of our Board of Directors. Expenses related to matching contributions to these plans in fiscal 2013, fiscal 2012 and fiscal 2011 were $4,306; $1,522; and $4,234, respectively.

The SERP provides awards in the form of nonqualified deferred cash compensation. Our expense related to cash contributions to the SERP was $542; $618; and $654 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Note 10 — Commitments and Contingencies

We rent certain restaurant facilities under operating leases having initial terms that primarily expire approximately 20 years from inception. The leases typically contain renewal clauses of 5 to 30 years exercisable at our option. Most of the leases also contain either fixed or inflation-adjusted escalation clauses. Future minimum rental payments on operating leases are as follows:

2014	$5,212
2015	4,801
2016	4,374
2017	4,272
2018	4,310
Thereafter	45,505

Total	$68,474

At April 26, 2013, we had contractual commitments of approximately $124,242 for the purchase of inventory, plant expansions, implementation of an Enterprise Resource Planning (“ERP”) system, construction of a new corporate headquarters and restaurant construction.

Note 11 — Goodwill and Other Intangible Assets

In the third quarter, we completed our annual impairment test required under the provisions of the Intangibles — Goodwill and Other Topic of the FASB ASC. In addition, we are required to assess the carrying value of our goodwill and other intangible assets annually or whenever circumstances indicate that a decline in the carrying value may have occurred. The carrying value of goodwill as of the end of fiscal 2013 is $19,634 and $1,567 for fiscal 2012, which is included within the BEF Foods segment.

Intangible assets consist of Kettle Creations noncompetition agreements that are amortized over a 5-year life and the registered trade names that are not amortized. See Note 2 for detail related to the acquisition of Kettle Creations that contributed to the increase in intangible assets in fiscal 2013. Based on our definitive agreement to sell Mimi’s Café to Le Duff for $50,000 subsequent to our third quarter ended January 25, 2013, we determined that indicators of potential impairment were present during the fourth quarter of fiscal 2013. We performed a recoverability test and determined that probability-weighted undiscounted cash flows of the long-lived asset group were less than the carrying amount of the long-lived asset group that resulted in impairing the entire carrying value of Mimi’s Café restaurant concept and business trade name of $39,398. The intangible asset impairment is included in the Impairment of assets held for sale line of the Consolidated Statements of Operations for fiscal year 2013. See Note 3 and Note 7 for detail surrounding the sale and total impairment of Mimi’s Café long-lived assets.

Goodwill and intangible assets are summarized below:

BEF Foods
April 27, 2012, goodwill carrying amount	$1,567
Goodwill acquired	18,067

April 26, 2013, goodwill carrying amount	$19,634

	Mimi’s Café		BEF Foods
	Restaurant Concept	Business Trade Name(1)	Business Trade Name(1)	Noncompetition Agreements	Total
April 26, 2013, gross intangible carrying amount	$12,300	$34,000	$—	$—	$46,300
Intangible acquired	—	—	2,761	783	3,544
Accumulated amortization	(6,902)	—	—	(117)	(7,019)
Impairment	(5,398)	(34,000)	—	—	(39,398)

April 26, 2013, net intangible carrying amount	$—	$—	$2,761	$666	$3,427

April 27, 2012, gross intangible carrying amount	$12,300	$34,000	$—	$—	$46,300
Accumulated amortization	(6,423)	—	—	—	(6,423)

April 27, 2012, net intangible carrying amount	$5,877	$34,000	$—	$—	$39,877

(1)	These intangible assets are indefinite-lived

The amortization expense related to these intangible assets was $596 in fiscal 2013 and was $820 in both fiscal 2012 and fiscal 2011. Amortization expense related to intangible assets for the next four years is expected to be $157 each year, at which time the Kettle Creations definite-lived noncompetition agreements will be fully amortized.

Note 12 — Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$409,715	$405,361	$410,877	$407,185	$434,440	$428,339	$353,877	$413,528
Operating income (loss)	25,264	27,495	16,757	21,330	(47,388)	30,258	(38,490)	28,791
Net income (loss)	15,008	17,812	10,342	12,747	(55,236)	20,255	27,024	22,036
Earnings (loss) per share:
Basic	$0.53	$0.59	$0.36	$0.42	$(1.97)	$0.69	$0.97	$0.76
Diluted	0.53	0.59	0.36	0.42	(1.97)	0.69	0.97	0.76
Common stock sale prices:
High	$41.09	$36.98	$41.65	$35.23	$45.36	$35.79	$44.99	$39.71
Low	36.91	29.26	36.67	27.41	34.45	30.50	39.63	35.09
Cash dividends paid	$0.250	$0.200	$0.275	$0.250	$0.275	$0.250	$0.275	$0.250

•	Fiscal quarters represent 13-week periods.

•	Total quarterly earnings per share may not equal the annual amount because earnings per share are calculated independently for each quarter.

•	Stock prices are high and low sale prices for our common stock as reported on the NASDAQ Stock Market (trading symbol — BOBE), which is the principal market for our common stock.

•

Quarter 3 2013 consolidated results included the negative impact of $68,409, as a result of impairment on assets held for sale associated with the definitive agreement to sell the Mimi’s Café restaurant chain to Le Duff.

•	The number of registered stockholders of our common stock at June 14, 2013, was 18,753.

•

Quarter 4 2013 consolidated results included the negative impact of $57,743 as a result of the loss associated with the sale of Mimi’s Café, and in fiscal 2013 includes Mimi’s Café’s results through February 15, 2013.

•

Quarter 4 2012 consolidated results included the positive impact of $2,010 as a result of eliminating a two-day early cutoff and the positive impact of $1,200 as a result of settlements with certain taxing authorities.

As explained in Note 14, the Company identified an error related to deferred income taxes and has corrected the error in the prior periods by restating the consolidated financial statements included herein. The detail of the impact of the restatement on the consolidated interim financial statements for each of the quarters of fiscal year 2013 and 2012 is presented below.

	January 25, 2013
	As Reported	Adjustments	As Adjusted
Deferred income taxes	$90,784	$(3,650)	$87,134
Retained earnings	810,725	3,650	814,375

	October 26, 2012
	As Reported	Adjustments	As Adjusted
Deferred income taxes	$51,739	$(3,650)	$48,089
Retained earnings	873,688	3,650	877,338

	July 27, 2012
	As Reported	Adjustments	As Adjusted
Deferred income taxes	$51,739	$(3,650)	$48,089
Retained earnings	871,085	3,650	874,735

	January 27, 2012
	As Reported	Adjustments	As Adjusted
Deferred income taxes	$56,777	$(3,650)	$53,127
Retained earnings	848,397	3,650	852,047

	October 28, 2011
	As Reported	Adjustments	As Adjusted
Deferred income taxes	$56,777	$(3,650)	$53,127
Retained earnings	835,503	3,650	839,153

	July 29, 2011
	As Reported	Adjustments	As Adjusted
Deferred income taxes	$56,777	$(3,650)	$53,127
Retained earnings	830,327	3,650	833,977

Note 13 — Business Segments

During fiscal 2013, we had three reportable segments: Bob Evans Restaurants, Mimi’s Café and BEF Foods. Effective February 15, 2013, we completed the sale of Mimi’s Café to Le Duff and at April 26, 2013, we have two business segments. See Note 3 for further information. Industry segment results reported for Mimi’s Café in our annual period of fiscal 2013 are through the sale date of February 15, 2013. Fiscal years 2012 and 2011 contain full fiscal year results for Mimi’s Café.

Our operations include restaurant operations and the processing and sale of food products. The revenues from our three segments, Bob Evans Restaurants, Mimi’s Café and BEF Foods include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements.

Operating income represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. General corporate assets consist of cash equivalents, long-term investments and deferred income tax assets.

Information on our industry segments is summarized as follows:

	2013	2012	2011
Net Sales
Bob Evans Restaurants	$981,418	$973,678	$976,666
Mimi’s Café	278,683	366,015	380,267
BEF Foods	376,885	329,165	333,606

	1,636,986	1,668,858	1,690,539
Intersegment net sales of food products	(28,077)	(14,445)	(13,633)

Total	$1,608,909	$1,654,413	$1,676,906

Operating (Loss) Income
Bob Evans Restaurants	$75,577	$88,810	$73,426
Mimi’s Café	18,053	(1,436)	(7,657)
BEF Foods	(137,487)	20,500	22,771

Total	$(43,857)	$107,874	$88,540

Depreciation and Amortization Expense
Bob Evans Restaurants	$53,719	$49,082	$48,396
Mimi’s Café	13,344	23,576	24,667
BEF Foods	12,419	9,454	10,085

Total	$79,482	$82,112	$83,148

Capital Expenditures
Bob Evans Restaurants	$76,253	$74,282	$31,057
Mimi’s Café	6,146	6,493	5,248
BEF Foods	53,025	7,582	7,682

Total	$135,424	$88,357	$43,987

Identifiable Assets
Bob Evans Restaurants	$739,356	$719,245	$734,944
Mimi’s Café	—	215,925	228,966
BEF Foods	165,037	90,670	91,931

	904,393	1,025,840	1,055,841
General corporate assets	109,444	39,937	38,480

Total	$1,013,837	$1,065,777	$1,094,321

Note 14 — Correction of Prior Consolidated Financial Statements

In conjunction with the implementation of enhanced procedures during fiscal 2013 related to the reconciliation of deferred income tax assets and deferred income tax liabilities, we discovered an unreconciled difference in the basis of our book fixed assets basis as compared to our tax fixed assets basis. The basis difference arose during periods prior to our fiscal year end 2008. This difference resulted in the overstatement of deferred income tax liabilities as of April 30, 2010, April 29, 2011 and April 27, 2012.

In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual prior period presented is required to reflect the correction of the period-specific effects of the change, if material. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified correction is immaterial to the Company’s individual prior period consolidated financial statements, however, the cumulative correction of the prior period error would be material to our current year Consolidated Statement of Operations. Consequently, we have restated retained earnings as of April 30, 2010, by the cumulative effect of the error of $3,650 and made corresponding corrections to reflect the increase in retained earnings and the decrease in deferred income tax liabilities in the consolidated financial statements for the fiscal years ended April 29, 2011 and April 27, 2012 as reflected in the table below.

The table below summarizes the effect of the restatement of previously reported consolidated financial statements for the fiscal year ended April 29, 2011 and April 27, 2012 (in thousands):

	April 30, 2010
	As Reported	Adjustments	As Adjusted
Retained Earnings	$788,049	$3,650	$791,699
Total Stockholders’ Equity	638,157	3,650	641,807

	April 29, 2011
	As Reported	Adjustments	As Adjusted
Retained Earnings	$818,561	$3,650	$822,211
Total Stockholders’ Equity	664,110	3,650	667,760

	April 27, 2012
Consolidated Balance Sheet	As Reported	Adjustments	As Adjusted
Long-Term Liabilities
Deferred income taxes	$51,739	$(3,650)	$48,089
Total Long-Term Liabilities	214,302	(3,650)	210,652
Stockholders’ Equity
Retained Earnings	863,149	3,650	866,799
Total Stockholders’ Equity	656,586	3,650	660,236

Note 15 — Subsequent Events

On May 24, 2013, the Board of Directors approved a quarterly cash dividend of $0.275 per share. The quarterly cash dividend will be paid on June 17, 2013 to shareholders of record at the close of business on June 3, 2013.

On June 18, 2013, the Board of Directors approved a $25,000 stock repurchase program to begin on July 8, 2013 and terminating at the earlier of the time all authorized funds are expended, or December 31, 2013. The Company entered into a 10b5-1 plan for the purchase of the shares under the repurchase program.

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

With our supervision, management assessed our internal control over financial reporting as of April 26, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included the evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on its assessment, management identified a material weakness in the Company’s internal control over financial reporting as of April 26, 2013. Management concluded that there was a material weakness in internal controls over financial reporting related to our calculation of impairment of assets held for sale — a complex transaction and infrequent event.

During the fourth quarter of fiscal 2013, in conjunction with the implementation of enhanced procedures during fiscal 2013 related to the reconciliation of deferred income tax assets and deferred income tax liabilities, we discovered an unreconciled difference in the basis of our book fixed assets as compared to our tax fixed assets basis. This difference resulted in an overstatement of deferred income tax liabilities as of April 30, 2010, April 29, 2011 and April 27, 2012. This error was not material to any individual prior period; however, the correction of this error would have been material to the current period Consolidated Statements of Operations. Consequently, we have restated retained earnings and deferred income tax liabilities as of April 30, 2010 and April 29, 2011 and we restated the accompanying Consolidated Balance Sheets as of April 27, 2012, from amounts previously reported. As a result of analyzing the nature and cause for this restatement, management concluded that there was a material weakness in internal controls over financial reporting related to accounting for deferred income taxes.

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

June 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Bob Evans Farms, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 26, 2013 and April 27, 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 26, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. and subsidiaries at April 26, 2013, and April 27, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 26, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bob Evans Farms, Inc.’s internal control over financial reporting as of April 26, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 21, 2013, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

June 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Bob Evans Farms, Inc. and subsidiaries:

We have audited Bob Evans Farms, Inc. and subsidiaries’ internal control over financial reporting as of April 26, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bob Evan’s Farm’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in controls related to the accounting for one-time, unique transactions and a material weakness related to reconciliation of deferred income tax accounts.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Bob Evans Farms, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of April 26, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 26, 2013 and April 27, 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 26, 2013. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the April 26, 2013 financial statements, and this report does not affect our report dated June 21, 2013, which expressed an unqualified opinion on those financial statements.

/s/ Ernst & Young LLP

Columbus, Ohio

June 21, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

As disclosed in our Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 25, 2013, management concluded that there was a material weakness in internal controls over financial reporting related to our calculation of impairment of assets held for sale — a complex transaction and infrequent event. Management has taken steps, and plans to take additional steps, to remediate the underlying causes of the material weakness, including adherence to existing control procedures and implementation of enhanced controls related to review and oversight of complex transactions and infrequent events.

During the fourth quarter of fiscal 2013, in conjunction with the implementation of enhanced procedures during fiscal 2013 related to the reconciliation of deferred income tax assets and deferred income tax liabilities, we discovered an unreconciled difference in the basis of our book fixed assets as compared to our tax fixed assets basis. This difference resulted in an overstatement of deferred income tax liabilities as of April 30, 2010, April 29, 2011, and April 27, 2012. This error was not material to any individual prior period; however, the correction of this error would have been material to the current period Consolidated Statements of Operations. Consequently, we have restated retained earnings and deferred income tax liabilities as of April 30, 2010 and April 29, 2011 and we restated the accompanying Consolidated Balance Sheets as of April 27, 2012, from amounts previously reported. As a result of analyzing the nature and cause for this restatement, management concluded that there was a material weakness in internal controls over financial reporting related to deferred income tax accounting. Actions are being implemented to remediate the above identified material weakness, including improving internal controls related to reconciliation of deferred income tax accounts.

Our chief executive officer and chief financial officer, along with other key members of management, will be active participants in these remediation processes. We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, however we have not completed all of the corrective processes and procedures as contemplated herein for both material weaknesses.

During fiscal year 2014, management will test and evaluate the implementation of these new processes and procedures to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements.

Except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by the Annual Report on Form 10-K. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer, Treasurer and Assistant Secretary have concluded that:

•

information required to be disclosed by us in this Annual Report on Form 10-K and other reports that we file or submit under the Exchange Act would be accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•

information required to be disclosed by us in this Annual Report on Form 10-K and the other reports that we file or submit under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•

because of the material weaknesses related to the impairment of assets held for sale and the reconciliation of deferred income taxes, our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K.

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

The information contained in our definitive proxy statement relating to the annual meeting of stockholders to be held on August 21, 2013 (the “2013 Proxy Statement”), under “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “PROPOSAL 1: ELECTION OF DIRECTORS,” and “CORPORATE GOVERNANCE” under the sub-caption “Directors Serving on Boards of Other Public Companies” is incorporated herein by reference.

The information regarding our executive officers required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Supplemental Item. Executive Officers of Bob Evans Farms, Inc.”

Information concerning our Audit Committee and the determination by our Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference to the information contained in our 2013 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaptions “Board Committees and Charters” and “Board Committees and Charters — Audit Committee.”

Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2013 Proxy Statement under “CORPORATE GOVERNANCE” under the sub-caption “Board Committees and Charters — Nominating and Corporate Governance Committee.”

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

Set forth below is a list of our directors, and their principal occupations, as of June 1, 2013:

Name	Principal Occupation
Larry C. Corbin	Retired; Interim Chief Executive Officer and President of Bob Evans Farms, Inc.
Steven A. Davis	Chairman of the Board and Chief Executive Officer of Bob Evans Farms, Inc.
Michael J. Gasser	Executive Chairman of the Board of Greif, Inc., a manufacturer of shipping containers and containerboard, Delaware, Ohio
E. Gordon Gee	President of The Ohio State University
Mary Kay Haben	Retired; President of North America for the Wm. Wrigley Jr. Company, a leading confectionary company Chicago, Illinois
E.W. (Bill) Ingram III	Chairman of the Board and Chief Executive Officer of White Castle System, Inc., a quick-service hamburger chain, Columbus, Ohio
Cheryl L. Krueger	Chief Executive Officer of Krueger & Co., a strategic business consulting company, Columbus, Ohio
G. Robert Lucas II	Trustee of The Jeffrey Trusts, trusts for the descendants of Joseph A. Jeffrey, Columbus, Ohio
Eileen A. Mallesch	Retired; Senior Vice President, Chief Financial Officer of Nationwide Property & Casualty Insurance, Nationwide Insurance, Columbus, Ohio
Paul S. Williams	Partner of Major, Lindsey and Africa, a legal executive search firm, Chicago, Illinois

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of our Board of Directors is incorporated by reference to the information contained in our 2013 Proxy Statement under “CORPORATE GOVERNANCE” under the sub-caption “Director Compensation for Fiscal 2013.”

Information regarding the compensation of our executive officers is incorporated by reference to the information contained in our 2013 Proxy Statement under “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT” and “EXECUTIVE COMPENSATION” (including the information appearing under the sub-captions “Summary Compensation Table for Fiscal 2013, 2012 and 2011,” “All Other Compensation Table for Fiscal 2013,” “Grants of Plan-Based Awards in Fiscal 2013,” “Outstanding Equity Awards at 2013 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2013,” “Nonqualified Deferred Compensation,” “Nonqualified Deferred Compensation Table for Fiscal 2013,” “Change in Control and Severance Program,” “Employment Agreement — Steven Davis” and “Potential Payouts upon Termination or Change-in-Control”).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained in the 2013 Proxy Statement under “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Equity Compensation Plan Information

In September 2010, our stockholders approved the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”). Currently, the 2010 Plan is the only plan under which we may issue equity securities to our directors, officers and employees. As of April 26, 2013, a number of awards were outstanding under the 2010 Plan and our previous equity plans, including:

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

The following table shows, as of April 26, 2013, the number of shares of common stock issuable upon exercise of outstanding options, the weighted-average exercise price of those options and the number of shares of common stock remaining for future issuance under the 2010 Plan, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	448,772	(1)	$30.81	1,774,501	(2)

Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	448,772		$30.81	1,774,501

(1)	Includes:

•	5,068 common shares issuable upon exercise of options granted under the 1992 Stock Option Plan;

•	1,300 common shares issuable upon exercise of options granted under the 1992 Stock Option Plan;

•	85,115 common shares issuable upon exercise of options granted under the 1998 Stock Option Plan; and

•	357,289 common shares issuable upon exercise of options granted under the 2006 Plan.

(2)	Represents shares available for issuance under the 2010 Plan, including 911,915 shares that were made available for issuance under the 2010 Plan when the 1992 Stock Option Plan, 1993 LTIP, the 1998 Stock Option Plan, and the 2006 Plan were terminated, as well as shares that became available for issuance under the 2010 Plan when outstanding awards under the 1992 Stock Option Plan, 1993 LTIP, the 1998 Stock Option Plan and the 2006 Plan expired or were otherwise forfeited. Shares available for future issuance under the 2010 Plan may be granted in the form of incentive stock options, nonqualified stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights or whole shares.

In addition, as of April 26, 2013, there were 390,319 shares of restricted stock outstanding, consisting of 25,956 shares granted under the 1993 LTIP, 122,548 shares granted under the 2006 Plan, and 241,815 shares granted under the 2010 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2013 Proxy Statement under the captions “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE” under the sub-caption “Director Independence” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2013 Proxy Statement under “PROPOSAL [4]: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” under the sub-captions “Preapproval of Services Performed by the Independent Registered Public Accounting Firm” and “Fees of the Independent Registered Public Accounting Firm” is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of Bob Evans Farms, Inc. and subsidiaries are filed as part of this Annual Report on Form 10-K under Item 8 hereof:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at April 26, 2013, and April 27, 2012

•	Consolidated Statements of Operations for the fiscal years ended April 26, 2013, April 27, 2012, and April 29, 2011

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 26, 2013, April 27, 2012, and April 29, 2011

•	Consolidated Statements of Cash Flows for the fiscal years ended April 26, 2013, April 27, 2012, and April 29, 2011

•	Notes to Consolidated Financial Statements

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

BOB EVANS FARMS, INC.

June 21, 2013	By: /s/ Paul F. DeSantis
Paul F. DeSantis Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven A. Davis Steven A. Davis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 21, 2013
/s/ Paul F. DeSantis Paul F. DeSantis	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)	June 21, 2013
* Larry C. Corbin	Director	June 21, 2013
* Michael J. Gasser	Director	June 21, 2013
* E. Gordon Gee	Director	June 21, 2013
* Mary Kay Haben	Director	June 21, 2013
* E.W. (Bill) Ingram III	Director	June 21, 2013
* Cheryl L. Krueger	Director	June 21, 2013
* G. Robert Lucas II	Director	June 21, 2013
* Eileen A. Mallesch	Director	June 21, 2013
* Paul S. Williams	Director	June 21, 2013

*	By Kevin C. O’Neil pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

/s/    Kevin C. O’Neil

Kevin C. O’Neil

Vice President, Assoc. General Counsel and

Asst. Corporate Secretary

Exhibit Number	Description	Location

3.1	Restated Certificate of Incorporation of company reflecting amendments through Aug. 10, 1993. [This document represents the Company’s Certificate of Incorporation in restated format incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]	Incorporated herein by reference to Exhibit 3.1 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)

3.2	Amended and Restated By-Laws of Bob Evans Farms, Inc. (Effective November 17, 2011)	Filed herewith.

4.1	$450,000,000 Revolving Credit Facility Credit Agreement among Bob Evans Farms, Inc., an Ohio corporation, as borrower; PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as co-lead arranger and co-bookrunner, J.P. Morgan Securities LLC, as co-lead arranger and co-bookrunner, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America N.A. and Fifth Third Bank, as co-documentation agents; and PNC Bank, National Association, JPMorgan Chase Bank, N.A., Bank of America N.A., Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Wells Fargo Bank, National Association, and The Ohio Valley Bank Company, as lenders.	Incorporated herein by reference to Exhibit 4.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 22, 2011 (File No. 0-1667)

4.2	Continuing Agreement of Guaranty and Suretyship by Bob Evans Farms, Inc., a Delaware corporation and MCafe Holding LLC, a Delaware limited liability company, as the guarantors	Incorporated herein by reference to Exhibit 4.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed December 22, 2011 (File No. 0-1667)

Amended and Restated Employment Agreement

*10.1	Second Amended and Restated Employment Agreement, dated December 29, 2010, by and between Bob Evans Farms, Inc. and Steven A. Davis	Incorporated herein by reference to Exhibit 10.11 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 2011 (File No. 0-1667)

Bob Evans Farms, Inc. CEO Long-Term Performance-Based Incentive Award Program

*10.2	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan CEO Long-Term Performance-Based Incentive Award Program (Terms and Conditions for the Five-Year Performance Period from Fiscal Year 2010 through Fiscal Year 2014)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 2009 (File No. 0-1667)

*10.3	Form of Bob Evans Farms, Inc. CEO Long-Term Performance-Based Incentive Award Program Performance Share Award Agreement	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 2009 (File No. 0-1667)

Change in Control and Severance Plan

*10.4	Bob Evans Farms, Inc. Change in Control and Severance Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed November 23, 2010 (File No. 0-1667)
Director and Officer Indemnification Agreement

*10.5	Bob Evans Farms, Inc. Form of Director and Officer Indemnification Agreement	Filed herewith.

Executive Confidentiality and Non-Compete Agreement

*10.6	Bob Evans Farms, Inc. Form of Executive Officer Confidentiality and Non-Compete Agreement	Filed herewith.

Exhibit Number	Description	Location

Executive Deferral Program

*10.7	Bob Evans Farms, Inc. and Affiliates Fourth Amended and Restated Executive Deferral Program	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 2, 2010 (File No. 0-1667)

Third Amended and Restated Supplemental Executive Retirement Plan

*10.8	Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)

*10.9	First Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended July 24, 2009 (File No. 0-1667)

*10.10	Second Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan (effective as of August 24, 2010)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended July 30, 2010 (File No. 0-1667)

Director Medical Reimbursement Program

*10.11	Bob Evans Farms, Inc. Director Medical Reimbursement Program effective as of January 1, 2008	Incorporated herein by reference to Exhibit 10.15 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 23, 2009 (File No. 0-1667)

Executive Compensation Recoupment Policy

*10.12	Bob Evans Farms, Inc. Amended and Restated Executive Compensation Recoupment Policy	Filed herewith

*10.13	Bob Evans Farms, Inc. Form of Executive Recoupment Policy Acknowledgement and Agreement	Filed herewith

2010 Director Deferral Program

*10.14	Bob Evans Farms, Inc. 2010 Director Deferral Program effective May 26, 2010	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 2, 2010 (File No. 0-1667)
1992 Nonqualified Stock Option Plan

*10.15	Bob Evans Farms, Inc. 1992 Nonqualified Stock Option Plan (effective for options granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(j) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 1992 (File No. 0-1667)

*10.16	Bob Evans Farms, Inc. First Amended and Restated 1992 Nonqualified Stock Option Plan (effective for options granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(o) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)

*10.17	Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan (effective as of November 14, 2007)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)

*10.18	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.11 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 23, 2009 (File No. 0-1667)

Exhibit Number	Description	Location

1998 Stock Option and Incentive Plan

*10.19	Bob Evans Farms, Inc. 1998 Stock Option and Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 4(f) to Bob Evans Farms, Inc.’s Registration Statement on Form S-8 filed March 22, 1999 (Registration No. 333-74829)

*10.20	Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(s) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)

*10.21	Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)

*10.22	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.12 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 23, 2009 (File No. 0-1667)

*10.23	Form of Incentive Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.23 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)

*10.24	Form of Nonqualified Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.24 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)

*10.25	Form of Restricted Stock Award Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.25 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)

*10.26	Nonqualified Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

*10.27	Incentive Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

*10.28	Restricted Stock Award Notice and Agreement (Director) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

*10.29	Restricted Stock Award Notice and Agreement (Employee) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)

2006 Equity and Cash Incentive Plan

*10.30	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 14, 2006 (File No. 0-1667)

*10.31	Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)

Exhibit Number	Description	Location

*10.32	First Amendment to the Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.13 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 23, 2009 (File No. 0-1667)

*10.33	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Incentive Stock Option Award Agreement (For Employees —Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)

*10.34	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Nonqualified Stock Option Award Agreement (For Employees —Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)

*10.35	Form of Bob Evans Farms, Inc. 2006 Annual Bonus Award Agreement (For Employees)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)

*10.36	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)

*10.37	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)

*10.38	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees — General)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)

*10.39	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)

*10.40	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)

*10.41	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Cash Based Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K/A dated June 15, 2007 (File No. 0-1667)

2010 Equity and Cash Incentive Plan

*10.42	Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Form S-8 Registration Statement filed September 13, 2010 (333-169350) (File No. 0-1667)

*10.43	Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Other Stock-Based (Whole Share) Award Agreement (For Directors)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Form S-8 Registration Statement filed September 13, 2010 (333-169350) (File No. 0-1667)

*10.44	Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Directors)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Form S-8 Registration Statement filed September 13, 2010 (333-169350) (File No. 0-1667)

*10.45	Form of Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan Restricted Stock and Restricted Stock Unit Award Agreement (For Employees)	Incorporated herein by reference to Exhibit 10.70 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 2011 (File No. 0-1667)

Exhibit Number	Description	Location

21	Subsidiaries of Bob Evans Farms, Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation	**

Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase	**

Document

101.PRE	XBRL Taxonomy Presentation Linkbase	**

Document

101.DEF	XBRL Taxonomy Extension Definition	**

Linkbase Document

*	Denotes management contract or compensatory plan or agreement.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be furnished and not filed herewith.