Form 10-Q
period 2013-07-26
BOB EVANS FARMS INC
filed 2013-09-03
CIK 33769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2013

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

As of August 23, 2013, the registrant had 27,277,475 common shares outstanding.

BOB EVANS FARMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	Dollars in thousands
	Unaudited
	July 26, 2013	April 26, 2013
Assets
Current Assets
Cash and equivalents	$6,099	$9,010
Accounts receivable, net	33,842	33,958
Inventories	22,974	22,491
Deferred income taxes	13,089	13,089
Federal and state income taxes	44,372	62,934
Prepaid expenses	6,127	5,232
Current assets held for sale	3,360	—

Total Current Assets	129,863	146,714
Property, Plant and Equipment	1,506,421	1,452,780
Less accumulated depreciation	686,081	670,907

Net Property, Plant and Equipment	820,340	781,873
Other Assets
Deposits and other	6,400	6,624
Long-term note receivable	14,659	13,815
Long-term investments	29,241	29,723
Goodwill	19,634	19,634
Other intangible assets	3,387	3,427
Long-term assets held for sale	—	12,027

Total Other Assets	73,321	85,250

	$1,023,524	$1,013,837

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit	$214,677	$201,433
Accounts payable	23,314	23,058
Accrued property, plant and equipment	15,341	11,078
Accrued non-income taxes	17,904	16,346
Accrued wages and related liabilities	23,195	30,219
Self-insurance	21,657	21,072
Deferred revenue	11,802	12,915
Other accrued expenses	24,741	24,763

Total Current Liabilities	352,631	340,884
Long-Term Liabilities
Deferred compensation	36,302	32,140
Federal and state income taxes	9,825	10,602
Deferred income taxes	41,873	41,873
Deferred rent and other	6,331	6,391
Long-term debt	821	816

Total Long-Term Liabilities	95,152	91,822
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at July 26, 2013, and April 26, 2013	426	426
Capital in excess of par value	213,665	215,593
Retained earnings	835,442	833,723
Treasury stock, 15,139,358 shares at July 26, 2013, and 15,220,014 shares at April 26, 2013, at cost	(473,792)	(468,611)

Total Stockholders’ Equity	575,741	581,131

	$1,023,524	$1,013,837

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME

UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended
	July 26, 2013	July 27, 2012
		(recast)
Net Sales	$329,449	$323,441
Cost of sales	104,505	97,754
Operating wage and fringe benefit expenses	101,712	100,609
Other operating expenses	50,983	51,667
Selling, general and administrative expenses	34,411	32,646
Depreciation and amortization expense	17,230	15,254
Impairment of assets held for sale	8,609	—

Operating Income	11,999	25,511
Net interest (income) expense	(156)	2,056

Income From Continuing Operations Before Income Taxes	12,155	23,455
Provision for income taxes	3,002	8,427

Income from continuing operations	9,153	15,028
Loss from discontinued operations, net of income taxes	—	(20)

Net Income	$9,153	$15,008

Earnings Per Share—Income from Continuing Operations:
Basic	$0.33	$0.53
Diluted	$0.33	$0.53
Earnings Per Share—Loss from Discontinued Operations:
Basic	—	—
Diluted	—	—
Earnings Per Share—Net Income:
Basic	$0.33	$0.53
Diluted	$0.33	$0.53

Cash Dividends Paid Per Share	$0.275	$0.250

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	(Dollars in thousands)
	Three Months Ended
	July 26, 2013	July 27, 2012
		(recast)
Operating activities:
Net income	$9,153	$15,008
Less loss from discontinued operations	—	20

Income before discontinued operations	9,153	15,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,230	15,254
Loss on disposal/impairment of fixed assets	9,882	154
Loss on long-term investments	482	714
Deferred compensation	(343)	38
Compensation expense attributable to stock plans	1,630	1,419
Deferred rent	71	73
Changes in current assets and current liabilities:
Accounts receivable	116	539
Inventories	(483)	452
Prepaid expenses	(895)	(1,382)
Accounts payable	256	(6,631)
Federal and state income taxes	17,785	(1,896)
Accrued wages and related liabilities	(7,024)	(9,287)
Self-insurance	585	215
Accrued non-income taxes	1,558	1,631
Deferred revenue	(1,113)	(1,158)
Other accrued expenses	(925)	3,420

Net cash provided by operating activities	47,965	18,583
Investing activities:
Purchase of property, plant and equipment	(53,292)	(19,022)
Proceeds from sale of property, plant and equipment	610	5,926
Deposits and other	230	5,681

Net cash used in investing activities	(52,452)	(7,415)
Financing activities:
Cash dividends paid	(7,547)	(7,072)
Net increase in credit facility	13,244	28,844
Principal payments on long-term debt	—	(38,571)
Purchase of treasury stock	(6,940)	(28,010)
Proceeds from issuance of stock awards and treasury stock	3,454	2,569
Cash paid for shares net settled	(2,116)	(1,751)
Excess tax benefits from stock-based compensation	1,481	131

Net cash provided by (used in) financing activities	1,576	(43,860)
Net cash used in continuing operations	(2,911)	(32,692)
Cash and equivalents from continuing operations at the beginning of the period	9,010	32,842

Cash and equivalents from continuing operations at the end of the period	$6,099	$150

Net cash used in operating activities of discontinued operations	—	(1,700)
Net cash used in investing activities of discontinued operations	—	(428)

Net cash provided by discontinued operations	—	(2,128)
Cash and equivalents from discontinued operations at the beginning of the period	—	3,104

Cash and equivalents from discontinued operations at the end of the period	$—	$976

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

Unaudited Consolidated Financial Statements: The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. The fiscal year 2013 financial statements have been recast in accordance with Accounting Standards Codification (“ASC”) 205-20-55 to recognize the Mimi’s Café operations within discontinued operations. See Note 2 for additional information. No other significant changes have occurred in the financial disclosures made in our Form 10-K for the fiscal year ended April 26, 2013 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements). Throughout the Unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements, dollars are in thousands, except per share amounts.

Property, Plant and Equipment: We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair values of the assets. Generally, the estimated fair value is determined based on appraisals, which we deem to be Level 3 inputs under the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) ASC 820. See Notes 8 and 10 for further information.

Goodwill and Other Intangible Assets: Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $19,634 as of July 26, 2013, and April 26, 2013. Other intangible assets were $3,387 and $3,427 as of July 26, 2013, and April 26, 2013, respectively. The goodwill and intangible assets are part of the BEF Foods segment. Of the $3,387 of intangible assets, $2,761 represents trademark assets and trained workforce intangibles that are not subject to amortization and $626 represents definite-lived non-compete agreements that are amortized on a straight-line basis over the estimated economic life of five years. Goodwill and trademark intangible assets are deemed to have an indefinite economic life and are not amortized; rather they are tested for impairment at the beginning of the fourth quarter each year or on a more frequent basis when events occur or circumstances change between the annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value.

Earnings Per Share: Basic earnings-per-share computations are based on the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings-per-share calculations reflect the assumed exercise and conversion of employee stock options.

The numerator in calculating both basic and diluted earnings per share for each period was reported net income. The denominator was based on the weighted-average number of common shares outstanding. See Note 3.

Stock-Based Compensation: We account for stock-based compensation in accordance with the Compensation-Stock Compensation Topic of the FASB ASC. Accordingly, stock-based compensation awards are measured on the fair value of the award on the grant date and are recognized over the vesting period of the award on a straight-line basis.

Industry Segments: We have two business segments: Bob Evans Restaurants and BEF Foods. See Note 5 for detailed segment information.

Long-term Investments: Long-term investments include assets held under certain deferred compensation arrangements, which primarily represent the cash surrender value of company-owned life insurance policies. An offsetting liability for the amount of the cash surrender value of company-owned life insurance is included in the deferred compensation liability amount on the Consolidated Balance Sheets.

Financial Instruments: The fair value of our financial instruments (other than long-term debt) approximated their carrying value at July 26, 2013. See Note 10. We do not use derivative financial instruments for speculative purposes.

Commitments and Contingencies: We rent certain restaurant facilities under operating leases having initial terms that primarily expire approximately 20 years from commencement. The leases typically contain renewal clauses of five to 30 years exercisable at our option. Most of the leases also contain either fixed or inflation-adjusted escalation clauses.

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

Discontinued Operations: In accordance with FASB ASC 205-20, we use a single accounting model to account for all long-lived assets to be disposed of (by sale, abandonment, or distribution to owners). This includes asset disposal groups meeting the criteria for presentation as a discontinued operation. A long-lived asset group classified as held for sale is measured at the lower of its carrying value or fair value less cost to sell. We classify the results of operations of a component classified as held for sale in discontinued operations in the period in which they occur, less applicable income taxes. See Notes 2 and 8 for additional information regarding the classification of Mimi’s Café as a discontinued operation.

2. Discontinued Operations

We sold Mimi’s Café, previously reported as an industry segment, to SWH Mimi’s Café Holding Company, Inc., a wholly owned subsidiary of Le Duff America, Inc., (“Le Duff”) in the fourth quarter of fiscal 2013. As part of the sale, we entered into a transition services agreement with Le Duff America, Inc. whereby we provide corporate support services and a supply agreement whereby we provide food products. The transition services agreement was expected to expire in December of 2013 and the supply agreement was expected to expire in February of 2014.

On July 23, 2013, the Company received a notice from SWH Mimi’s Café, LLC that it was terminating this supply agreement with BEF Foods, Inc. In accordance with Discontinued Operations Topic of the FASB ASC 205-20, there is an assessment period for one year after a component has been disposed of, whereby an entity must reassess if they have significant continuing cash flows or significant continuing involvement in the operations of the component after the disposal. As a result of this termination notice, the Company determined that they no longer had significant cash flows from Mimi’s Café operations, thus Mimi’s Café should be presented within discontinued operations for all years presented in the financial statements, effective with the three months ended July 26, 2013. As of July 27, 2012, we recorded a loss, net of income tax, from discontinued operations, of $20 in the Consolidated Statements of Net Income.

The income generated from the transition services agreement, partially offsets the internal costs of providing the corporate support services. Discontinued operations only include the revenues and expenses that are specifically identified with Mimi’s Café and excludes any allocation of corporate costs, including general and administrative expenses, which represented $602 in the three months ended July 27, 2012.

The results of Mimi’s Café consist of the following:

	(in thousands)
	Three Months Ended
	July 26, 2013	July 27, 2012
Net sales	$—	$86,274

Loss from discontinued operations before income taxes	—	(247)
Income tax benefit	—	(227)

Loss from discontinued operations, net of income taxes	$—	$(20)

3. Earnings Per Share

The denominator in the earnings per share calculation, as described more fully in Note 1, was based on the following weighted-average number of common shares outstanding:

	(in thousands)
	Three Months Ended
	July 26, 2013	July 27, 2012
Basic	27,487	28,215
Effect of dilutive stock options	130	147

Diluted	27,617	28,362

4. Stock-Based Compensation

Stock-based compensation expense, of $1,630 and $1,419 for the three-month periods ended July 26, 2013, and July 27, 2012, respectively, is included in continuing operations in the Consolidated Statements of Net Income.

We awarded restricted stock awards during the three months ended July 26, 2013, and July 27, 2012, of 76,001 and 101,434, respectively.

5. Industry Segments

Information on our industry segments is summarized as follows:

	(in thousands)
	Three Months Ended
	July 26, 2013	July 27, 2012
		(recast)
Net sales
Bob Evans Restaurants	$244,551	$247,966
BEF Foods	88,180	82,672
Intersegment net sales of food products	(3,282)	(7,197)

Subtotal of BEF Foods	84,898	75,475

Total	$329,449	$323,441

Operating income
Bob Evans Restaurants	$6,482	$17,578
BEF Foods	5,517	7,933

Total	$11,999	$25,511

6. Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The effective income tax rate was 24.7% in the three months ended July 26, 2013, versus 35.9% in the corresponding period a year ago for continuing operations. The lower tax rate for the three months ended July 26, 2013, resulted from the correction of an error related to accrued interest on uncertain tax positions. Additionally, we had disqualifying dispositions of incentive stock options, which lowered the effective income tax rate. The error was identified during our continued effort to enhance our income tax internal control procedures. The error arose starting in fiscal 2007. The correction of the error of $777 related to accrued interest on uncertain tax positions is not expected to be material to the estimated results for fiscal 2014, not expected to affect the trend of earnings and is considered immaterial in relation to the consolidated financial statements as a whole for fiscal 2013 and all prior periods.

7. Debt

In fiscal 2012, we obtained a $300,000 variable-rate revolving credit facility (“credit facility”). The credit facility provides us with liquidity options and supports our primary growth and return initiatives. The credit facility extends over a period of five years and requires us to pay interest on outstanding borrowings at a rate based on London Interbank Offered Rate (“ LIBOR”) or the Base Rate plus a margin based on our leverage ratio, ranging from 0.75% to 2.00% per annum for LIBOR, and ranging from 0.00% to 1.00% per annum for the Base Rate. The Base Rate is the highest of (i) the Administrative Agent’s prime rate (ii) the Federal Funds open rate plus 0.50% or (iii) the Daily LIBOR Rate plus 1.00%. We are also required to pay a commitment fee of 0.150% per annum to 0.275% per annum, based on our leverage ratio, on the average unused portion of the total lender commitments then in effect. We incurred financing costs of $1,000, which are being amortized over five years.

On April 26, 2013, we exercised a $150,000 accordion option under our credit facility to increase our aggregate commitments and borrowing capacity from $300,000 to $450,000. All other terms of the credit agreement remained unchanged.

Our effective interest rate for the credit facility is 1.5% for the three months ended July 26, 2013. Of our total credit facility, $14,499 is reserved for certain stand-by letters of credit.

As of July 26, 2013, we had $ 214,677 outstanding on the credit facility. The funds were borrowed to fund our Farm Fresh Refresh remodeling initiative, repurchase shares, pay dividends and make other capital investments. Our interest expense on variable rate debt may increase in future periods as the credit facility is utilized.

On August 28, 2012, we obtained an interest-free loan of $1,000, due ten years from the date of borrowing, with no prepayment penalty. We have imputed interest based on our current borrowing rate. The loan was provided to assist with the construction costs of our new corporate headquarters.

8. Impairment

We assess the carrying value of our goodwill, other intangible assets and long-lived assets whenever circumstances indicate that a decline in value may have occurred. We identified a buyer for the majority of our nonoperating properties. Based on the resulting purchase agreement, effective July 25, 2013, and subject to customary due diligence, to sell nonoperating property, plant and equipment at 29 locations for $3,450, we determined that indicators of impairment existed during the three month period ended July 26, 2013.

As a result of signing the purchase agreement, we determined that the carrying value of the long-lived asset group of $11,969 was greater than the fair value of $3,360 (the selling price less estimated selling costs). This resulted in a pretax non-cash assets held for sale impairment charge in the Bob Evans Restaurants segment of $8,609, which is included in the “Impairment of assets held for sale” line in the Consolidated Statements of Net Income. The long-lived asset group is included in the “Current assets held for sale” line in the Consolidated Balance Sheets and depreciation has ceased for these assets as of July, 2013. For period ended April 26, 2013, we have reclassified the assets from this long-lived asset group for the nonoperating property, plant and equipment at 29 locations to the “Long-term assets held for sale” line in the Consolidated Balance Sheets.

9. Restructuring and Severance Charges

We recorded pretax restructuring and severance charges totaling $1,001 and $1,544 for the three months ended July 26, 2013, and July 27, 2012, respectively, (reflected in selling, general and administrative (“S,G&A”) expenses), related to organizational realignments and closures of production facilities.

As of July 26, 2013, we do not anticipate that we will incur or pay any additional amounts related to restructuring and severance charges incurred at Bob Evans Restaurants that are noted in the table below.

In May 2012, we announced our intention to close our food production plants in Springfield and Bidwell, Ohio, part of the BEF Foods segment. The reason for the decision to close the food production facilities was to increase efficiency by consolidating production to one high capacity facility in Sulphur Springs, Texas. As of July 26, 2013, we anticipate that we will incur an additional $759 in severance and restructuring charges related to these plant closures as the required service period for these retention agreements is met throughout fiscal 2014.

The components of the restructuring and severance charges are summarized below by operating segment for the quarter ended July 26, 2013, and July 27, 2012:

	Bob Evans Restaurants	BEF Foods	Total
Balance, April 26, 2013	$1,260	$2,560	$3,820
Restructuring and severance charges incurred	—	1,001	1,001
Adjustments	(131)	—	(131)
Amounts paid	(1,129)	(560)	(1,689)

Balance, July 26, 2013	$—	$3,001	$3,001

	Bob Evans Restaurants	BEF Foods	Total
Balance, April 27, 2012	$—	$—	$—
Restructuring and severance charges incurred	784	760	1,544
Amounts paid	(784)	(95)	(879)

Balance, July 27, 2012	$—	$665	$665

10. Fair Value Measurements

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, we classify fair value measurements under the following fair value hierarchy:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are publicly accessible. Active markets have frequent transactions with enough volume to provide ongoing pricing information.

•	Level 2 inputs are other than level 1 inputs that are directly or indirectly observable. These can include unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical assets or liabilities in inactive markets or other observable inputs.

•	Level 3 inputs are unobservable inputs.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of the periods presented:

	(in thousands)
	July 26, 2013
	Total	Level 1	Level 2	Level 3
Assets
Cash and equivalents	$6,099	$6,099	$—	$—
Long-term note receivable	14,659	—	239	14,420
Long-term investments	29,241	—	—	29,241

	$49,999	$6,099	$239	$43,661
Liabilities
Long-term debt	$821	$821	$—	$—

	(in thousands)
	April 26, 2013
	Total	Level 1	Level 2	Level 3
Assets
Cash and equivalents	$9,010	$9,010	$—	$—
Long-term note receivable	13,815	—	245	13,570
Long-term investments	29,723	—	—	29,723

	$52,548	$9,010	$245	$43,293
Liabilities
Long-term debt	$816	$816	$—	$—

Cash and equivalents primarily represent cash deposits as well as credit card receivables that generally settle in less than 3 days. The long-term note receivable includes a promissory note with Le Duff that is valued using a discounted cash flow model. Additionally, we have a note receivable for the sale of land with an interest rate of 7%. Long-term investments are financial assets and liabilities, held under certain deferred compensation arrangements, which primarily represent the cash surrender value of company-owned life insurance policies. The fair value of our interest-free long-term debt is based on the current interest rates offered for similar instruments. This loan was provided to assist with the construction costs of our new corporate headquarters.

The following table presents the activity related to level 3 fair value measurements for the periods presented:

	(in thousands)
	Three Months Ended July 26, 2013
	Long-term note receivable	Long-term investment
Carrying value at the beginning of the period	$13,570	$29,723
Plus:
Accretion	662	—
Contributions		545
Interest, net realized/unrealized gains(losses)	188	(482)
Less:
Distributions	—	(545)

Carrying value at the end of the period	$14,420	$29,241

	(in thousands)
	Twelve Months Ended April 26, 2013
	Long-term note receivable	Long-term investment
Carrying value at the beginning of the period		$28,132
Note with Le Duff	$13,570	—
Plus:		—
Contributions	—	2,722
Interest, net realized/unrealized gains(losses)	—	1,694
Less:
Distributions	—	(2,825)

Carrying value at the end of the period	$13,570	$29,723

Accretion and interest income are reflected in Net interest (income) expense in the Consolidated Statements of Net Income.

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis, including, long-lived assets that have been reduced to fair value when they are held for sale and long-lived assets that are written down to fair value when they are impaired.

We evaluate the carrying amount of long-lived assets held and used in the business periodically and when events and circumstances warrant such a review, to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management and is recorded in S,G&A. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The inputs to determine the fair value are considered level 3 measurements.

We identified a buyer for the majority of our nonoperating properties. Based on our purchase agreement, effective July 25, 2013 and subject to customary due diligence, to sell nonoperating property, plant and equipment at 29 locations for $3,450, we determined that indicators of impairment existed during the three months ended July 26, 2013, for our held for sale asset group. As a result of signing the purchase agreement, we determined that the long-lived asset group’s then-current carrying value of $11,969 was greater than the fair value of $3,360 (the selling price less estimated selling costs). This resulted in a pretax non-cash assets held for sale impairment charge in the Bob Evans Restaurants business segment of $8,609, which is included in the “Impairment of assets held for sale” line in the Consolidated Statements of Net Income. The asset group is included in the “Current assets held for sale” line in the Consolidated Balance Sheets for the current period. As a result of being classified as held for sale, depreciation has ceased for these assets as of July, 2013. For period ended April 26, 2013, we have reclassified the assets from this long-lived asset group for the 29 nonoperating locations to the “Long-term assets held for sale” line in the Consolidated Balance Sheets.

The following table represents impairments for those assets remeasured to fair value on a non-recurring basis:

	(in thousands)
	Impairments
	Three Months Ended
	July 26, 2013		July 27, 2012
Bob Evans Restaurants
Assets held for use	$1,180	[1]	$—
Assets held for sale	8,609	[2]	—

[1]	$1,180 relates to impairment of one operating location
[2]	$8,609 relates to impairment of nonoperating property, plant and equipment for 29 locations

11. Commitments and Contingencies

We had outstanding letters of credit that totaled approximately $14,899 and $16,249, respectively, as of July 26, 2013, and April 26, 2013, under our Credit Facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of the terms set forth in these arrangements.

As of July 26, 2013, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $65,000 as of July 26, 2013.

As of July 26, 2013, future minimum rental payments on operating leases were $71,262. Our operating leases are described more fully in Note 1.

We are subject to various claims and contingencies related to lawsuits and other matters arising out of the normal course of business. We are of the opinion that there are no matters pending or threatened that are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.

In August 2012, a former Bob Evans Restaurant employee filed an action against Bob Evans Farms, Inc. (“Bob Evans”) in the United States District Court for the Southern District of Ohio (the “Ohio District Court”). The lead plaintiff / former employee alleged that Bob Evans violated the Fair Labor Standards Act by failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The lead plaintiff / former employee sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers. Thirteen other former employees have since opted into the case, although three have subsequently withdrawn (including the lead plaintiff/former employee). The Court has since approved the substitution of another former employee as the lead plaintiff. Plaintiffs filed a motion for conditional certification and Bob Evans filed a motion in opposition in June 2013 which remains pending. We are unable to estimate a range of reasonably possible losses for this matter, since damages have not been specified and the proceedings are in the early stages with significant uncertainty as to factual issues and the outcome of legal proceedings. We do not believe, based on currently available information, that the outcome of this matter will have a material adverse effect on our financial condition, though the outcome could be material to our results of operations for a particular period. We believe the claims are without merit and intend to vigorously contest the action.

12. Supplemental Cash Flow Information

Cash paid for income taxes and interest for the three months ended July 26, 2013, and July 27, 2012, is summarized as follows:

	(in thousands)
	Three Months Ended
	July 26, 2013	July 27, 2012
Income taxes (refunded) paid, net	$(16,063)	$10,364

Interest paid	$832	$2,119

Non cash investing activities is summarized as follows:

	(in thousands)
	Three Months Ended
	July 26, 2013	July 27, 2012
Accretion of long-term note receivable	$662	$—

13. Subsequent Events

On August 16, 2013, the Board of Directors approved a quarterly cash dividend of $0.310 per share, which will be paid on September 16, 2013, to shareholders of record at the close of business on September 3, 2013.

On June 18, 2013, the Board of Directors approved a stock repurchase program of up to $25,000. This program began on July 8, 2013, pursuant to a Section 10b5-1 plan (“June 2013 Program”). On August 16, 2013, the Board of Directors authorized a new stock repurchase program of up to $150,000 (“August 2013 Program”), plus the amount remaining under the June 2013 Program, if cancelled and any amounts remain. The August 2013 Program will have both a Section 10b-18 and Section 10b5-1 plan. The June 2013 Program will continue until the Section 10b5-1 plan under the August 2013 Program is put into effect. The August 2013 Program is authorized for a period ending on April 25, 2014. Both the June 2013 and August 2013 Programs authorize the Company to repurchase its outstanding common stock in the open market or through privately negotiated transactions.

In August, 2013, the Company eliminated certain corporate support positions to appropriately reflect current staffing needs. The severance associated with the elimination of these corporate support positions is currently estimated to be in the range of $2,000 to $3,000.

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

As of July 26, 2013, we owned and operated 560 Bob Evans Restaurants in 19 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Revenue in the Bob Evans Restaurants segment is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption.

We sold Mimi’s Café, previously reported as an industry segment, to SWH Mimi’s Café Holding Company, Inc., a subsidiary of Le Duff America, Inc., (“Le Duff”) in the fourth quarter of fiscal 2013. As part of the sale, we entered into a transition services agreement with Le Duff America, Inc. whereby we provide corporate support services and a supply agreement whereby we provide food products. The transition services agreement was expected to expire in December of 2013 and the supply agreement was expected to expire in February of 2014.

On July 23, 2013, the Company received a notice from SWH Mimi’s Café, LLC that it was terminating this supply agreement with BEF Foods, Inc. In accordance with Discontinued Operations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, there is an assessment period for one year after a component has been disposed of, whereby an entity must reassess if they have significant continuing cash flows or significant continuing involvement in the operations of the component after the disposal. As a result of this termination notice, the Company determined that they no longer had significant cash flows from Mimi’s Café operations, thus Mimi’s Café should be presented within discontinued operations for all years presented in the financial statements, effective with the three months ended July 26, 2013.

In our BEF Foods segment, we produce and distribute pork sausage products and a variety of complementary homestyle refrigerated side dishes and frozen food items under the Bob Evans, Owens and Country Creek brand names in fifty states, and to third parties who distribute to Canada and Mexico. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. Additionally, we manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and other restaurants and food sellers. Revenue in the BEF Foods segment is recognized when products are received by our customers. All revenue is presented net of sales tax collections.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This MD&A and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this MD&A that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended April 26, 2013, under the heading “Item 1A. Risk Factors”, and as supplemented in our other filings with the SEC. We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made. Any further disclosures we make in our filings with the SEC should also be consulted.

The following table reflects data for our fiscal quarter ended July 26, 2013, compared to the prior year’s three months ended July 27, 2012. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The table also includes data for our two segments – Bob Evans Restaurants and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Consolidated Results		Bob Evans Restaurants		BEF Foods
(dollars in thousands)	Q1 2014	Q1 2013	Q1 2014	Q1 2013	Q1 2014	Q1 2013
		(recast)		(recast)		(recast)
Net sales	$329,449	$323,441	$244,551	$247,966	$84,898	$75,475
Operating income	$11,999	$25,511	$6,482	$17,578	$5,517	$7,933
Cost of sales	31.7%	30.2%	24.7%	24.0%	51.8%	50.7%
Operating wages	30.9%	31.1%	37.7%	37.7%	11.3%	9.6%
Other operating	15.5%	16.0%	17.8%	18.4%	8.9%	7.8%
S,G&A	10.4%	10.1%	7.9%	7.6%	17.9%	18.2%
Depreciation and amortization	5.2%	4.7%	5.8%	5.2%	3.6%	3.1%
Impairment of assets held for sale	2.6%	0.0%	3.5%	0.0%	0.0%	0.0%

Operating income from continuing operations	3.6%	7.9%	2.7%	7.1%	6.5%	10.5%

Bob Evans Restaurants Segment Overview

The ongoing industry-wide factors most relevant to Bob Evans Restaurants include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, same-store sales, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather.

Bob Evans Restaurants’ operating income was $6.5 million in the three months ended July 26, 2013 compared to $17.6 million in the corresponding period last year, a decrease of $11.1 million or 63.1%.

For the three months ended July 26, 2013, the factors that had the greatest positive impact on Bob Evans Restaurants’ performance were pricing, the effect of our Farm Fresh Refresh remodeling initiative and reduction in marketing expenses and labor, which were more than offset by impairment on nonoperating property, plant and equipment and a restaurant damaged by a sink hole, increases in promotional activity and cost of sales.

For the three months ended July 26, 2013, Bob Evans Restaurants net sales decreased $3.4 million or 1.4%, compared to the corresponding period last year. For the three months ended July 26, 2013, same-store sales decreased 0.6% at Bob Evans Restaurants compared to the corresponding period last year, largely due to closed restaurant days from the acceleration of the Farm Fresh Refresh remodeling initiative, which equated to approximately 0.4%.

At Bob Evans Restaurants, value messaging, menu innovation, bakery and off-premise sales layers are our key growth drivers, along with the net sales provided by the Farm Fresh Refresh remodeling initiative. In the three months ended July 26, 2013, we completed 60 Farm Fresh Refresh remodels at Bob Evans Restaurants. The Farm Fresh Refresh remodeling initiative continues to show improved sales and operating income in comparison to the remainder of the units. Even though same-store sales decreased 0.6% at Bob Evans Restaurants, the sales lift provided by these Farm Fresh Refresh restaurants open less than a year after reopening, is 2.7%. Additionally, for restaurants that have been refreshed for more than one year, we are sustaining improvement of same-store sales of approximately 1.1%. We are on track and expect to complete the Farm Fresh Refresh initiative for all Bob Evans Restaurants by the end of fiscal 2014, except for the six general store-format restaurants which we have decided to exclude from the Farm Fresh Refresh program. During fiscal 2014, we expect to open up to four new restaurants. The first new restaurant was an end cap in a strip mall and opened in the three months ended July 26, 2013, while the other new restaurants are expected to use our new, more efficient design and upgraded site selection process.

BEF Foods Segment Overview

The ongoing industry-wide factors most relevant to our BEF Foods segment include: sow costs, other commodity costs, transportation and energy costs, competition, governmental regulations, food safety, the economy and consumer acceptance.

In the three months ended July 26, 2013, net sales increased $9.4 million, or 12.5% compared to the corresponding period last year. The increase in net sales was primarily due to the increase in total pounds sold of 13.0%, which were partially offset by a $2.9 million increase in trade spending that is recorded as a reduction to gross sales, compared to the corresponding period last year.

Operating income in the BEF Foods segment was $5.5 million, a decrease of $2.4 million in the three months ended July 26, 2013, compared to operating income of $7.9 million in the corresponding period last year. As a result of operations, the factors that had the greatest positive impact on BEF Foods segment’s profitability were increases in total pounds sold of 13.0% compared to the corresponding period last year and a reduction of advertising expenses. These positive impacts on BEF Foods’ operating results were more than offset by additional expenses resulting from sow costs, the acquisition of Kettle Creations (“Kettle”) in the second quarter of fiscal 2013 and increases in promotional activity. Total pounds sold increased 13.0%, of which 5.0% is related to Kettle. Sow costs represent a significant part of BEF Foods segment’s cost of sales, and the volatile nature of sow costs greatly impacts the profitability of the segment. Average sow costs increased to $63.24 per hundredweight in the three months ended July 26, 2013, or 16.7%, from $54.19 per hundredweight in the corresponding period last year, adding approximately $2.1 million of cost year over year.

We are focused on delivering top-line profitable growth in the BEF Foods segment. We expect to attain this goal through expanded distribution of side dishes, frozen, fresh and precooked sausage product lines, increased volume of foodservice sales, including continued insourcing of products used in our restaurants, and inorganic acquisition opportunities. The acquisition of Kettle and its food production facility early in the second quarter of fiscal 2013 enables us to expand our rapidly growing side dish category. We are in the process of expanding Kettle’s food production facility, as well as our plant in Sulphur Springs, Texas, to respond to our growing portfolio of refrigerated side dishes and convenience sausage and breakfast offerings.

First Fiscal Quarter Ended July 26, 2013 as Compared to First Fiscal Quarter Ended July 27, 2012

Sales

Consolidated net sales from continuing operations increased 1.9% to $329.4 million in the three months ended July 26, 2013, compared to $323.4 million in the corresponding period last year. The net sales increase was the result of a $9.4 million, or 12.5%, increase from the BEF Foods segment, partially offset by a decrease in the Bob Evans Restaurant segment of $3.4 million, or 1.4%. Bob Evans Restaurants experienced a same-store sales decline of 0.6% in the three months ended July 26, 2013, with a combined favorable pricing and menu mix impact of 3.3%.

Bob Evans Restaurant net sales decreased $3.4 million, or 1.4%, in the three months ended July 26, 2013, compared to the corresponding period last year. The decrease in net sales in the three months ended July 26, 2013, was primarily a result of eight restaurants closed since the end of Fiscal 2012. Those closed restaurants accounted for approximately 0.7% of the decline. Additionally, sales declined as a result of an increase in closed restaurant days resulting from our acceleration of the Farm Fresh Refresh remodel initiative and an increase in promotional activity, which is a reduction in sales. Our closed restaurant days increased to 438 days in the three months ended July 26, 2013, compared to 254 closed restaurant days in the corresponding period last year. The increased promotional activity was designed to drive traffic to restaurants during our acceleration of the Farm Fresh Refresh remodel initiatives and was partially offset by reductions to media advertising, which is recorded in the other operating expense line item. We expect our closed restaurant days to decrease in the latter half of fiscal 2014, as the expected Farm Fresh Refresh remodel initiative ends. The average number of closed restaurant days, per remodeled restaurant is expected to decrease to five days in the latter half of fiscal 2014 from seven days in the first half of fiscal 2014 reflecting the mix of restaurant building types.

Same-store sales computations for a given year are based on net sales of restaurants that are open for at least 18 months prior to the start of that year. Net sales of restaurants to be rebuilt are excluded for all periods in the same-store sales computation when construction commences on the replacement building. Net sales of closed restaurants are excluded from the same-store sales computation in the period in which the restaurants are closed; with the exception of closed restaurant days for restaurants undergoing the Farm Fresh Refresh remodel initiative, which are included in the same-store sales base.

The following chart summarizes the restaurant openings and closings during the last five quarters for Bob Evans Restaurants:

Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2014
1st quarter	560	1	1	560
Fiscal 2013
1st quarter	565	2	2	565
2nd quarter	565	—	—	565
3rd quarter	565	—	—	565
4th quarter	565	—	5	560

In the three months ended July 26, 2013, we opened one new Bob Evans Restaurant, closed one restaurant damaged by a sink hole and remodeled 60 existing locations. Our Farm Fresh Refresh remodeling initiative is designed to drive dine-in sales and expand high growth layers, such as bakery, catering and carryout sales. We continue to focus on improvement of same-store sales at Bob Evans Restaurants and believe our broad sales layer initiatives offer value and menu innovation across the breakfast, lunch and dinner day parts, which are key to this focus. We offer $9.99 Three-Course Dinners, $6 Farmhouse Deals, $20 Family Meals-to-Go and our $5 Carryout-to-Go. We remain on track and expect to complete the Farm Fresh Refresh remodeling initiative for all Bob Evans Restaurants during fiscal 2014, except for the six general store-format restaurants which we have decided to exclude from the Farm Fresh Refresh program. We expect to open up to four new restaurants in fiscal 2014 increasing in fiscal 2015 to up to 10 new restaurants.

The BEF Foods segment experienced a sales increase of $9.4 million, or 12.5%, in the three months ended July 26, 2013, compared to the corresponding period last year. The increase in net sales in the three months ended July 26, 2013, is a result of an increase in total pounds sold. Total pounds sold increased 13.0% in the three months ended July 26, 2013. We acquired Kettle early in the second quarter of fiscal 2013, which accounted for $1.6 million in net sales and 5.0% of the increase in total pounds sold in the three months ended July 26, 2013. The increase in net sales was partially offset by a $2.9 million increase in promotional expenses compared to the corresponding period last year, which are a reduction from gross sales to net sales.

We believe there are opportunities to increase product volume through accelerating product innovation, the expansion of production facilities, expanding our selection of food products at each distribution point, insourcing additional Bob Evans Restaurants needs and acquisitions. The insourcing relationship not only benefits the BEF Foods segment through potential increases in total pounds sold, it also offers consistency to our guests, reduces product preparation and helps insulate Bob Evans Restaurants from arbitrary price increases from outside suppliers. Our expansion of our Kettle and our Sulphur Springs, Texas, production facilities is expected to be complete during the first half of fiscal 2014, where we expect to see continued efficiencies and growth in our refrigerated side dishes and precooked food products. We expect that the efficiencies gained will enable us to continue our focus on product innovation for future growth and margin improvements.

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

Cost of Sales

Consolidated cost of sales (cost of materials) was 31.7% of net sales in the three months ended July 26, 2013, compared to 30.2% of net sales in the corresponding period a year ago.

In fiscal 2014, Bob Evans Restaurants’ cost of sales (predominantly food costs) was 24.7% of net sales for the three months ended July 26, 2013, compared to 24.0% of net sales, in the corresponding period a year ago. The Bob Evans Restaurants’ cost of sales ratio increased in the three months ended July 26, 2013, due to commodity cost increases, primarily driven by bacon and other pork-related items, which were part of our seasonal barbecue menu offerings. We responded to these commodity cost increases late in the first quarter of fiscal 2014 by designing an updated menu that focuses on higher margin items, such as beverages, breakfasts and less costly proteins, primarily poultry. The cost of sales ratio was also negatively impacted by the increased promotional activity, designed to drive sales during the increased closed restaurant days from our accelerated Farm Fresh Refresh remodeling initiative, which is reflected as a reduction of gross sales.

BEF Foods’ cost of sales ratio was 51.8% of net sales in the three months ended July 26, 2013, compared to 50.7% of net sales, in the corresponding period a year ago. The increase in the BEF Foods’ cost of sales ratio in the three months ended July 26, 2013, was due primarily to higher sow costs, an increase of $2.1 million, partially offset by the effect of the Kettle acquisition. Prior to the acquisition of Kettle, substantially all costs related to acquiring product from Kettle were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition, as an owned facility, rather than as a co-packer, labor costs are included in operating wages; and utilities, freight, and hauling costs are included in other operating expenses. Sow costs averaged $63.24 per hundredweight in the three months ended July 26, 2013, compared to $54.19 per hundredweight in the corresponding period last year. We expect sow costs to remain high through the second quarter of fiscal 2014, with an anticipated range of $65 to $70 per hundredweight.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) were 30.9% of net sales in the three months ended July 26, 2013, compared to 31.1%, in the corresponding period last year. In the three months ended July 26, 2013, the operating wages ratio remained flat in Bob Evans Restaurants and increased in BEF Foods, compared to the corresponding period last year.

Bob Evans Restaurants’ operating wages were 37.7% of net sales in both the three months ended July 26, 2013, and in the corresponding period last year. The operating wages ratio in the three months ended July 26, 2013, remained flat due to workforce management initiatives, including more effective scheduling, which was partially offset by sales deleverage from same-store sales declines and increased promotional activity.

In BEF Foods, operating wages were 11.3% of net sales in the three months ended July 26, 2013, compared to 9.6% of net sales, in the corresponding period last year. The increase in the operating wages ratio in the three months ended July 26, 2013, is due primarily to additional operating wages and fringe benefits associated with our acquisition of Kettle early in the second quarter of fiscal 2013. Prior to the acquisition of Kettle, substantially all costs related to acquiring product from Kettle were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition of Kettle, as an owned facility rather than a supplier, Kettle’s labor costs were included in operating wages, resulting in an increase in operating wages.

Other Operating Expenses

Consolidated other operating expenses were 15.5% of net sales in the three months ended July 26, 2013, compared to 16.0% of net sales, in the corresponding period last year. Approximately 85% of other operating expenses occurred in Bob Evans Restaurants in the three months ended July 26, 2013. The most significant components of other operating expenses were utilities, restaurant advertising, restaurant supplies, non-income based taxes, repair and maintenance, service contracts, credit/debit/gift card processing fees and pre-opening expenses related to our Farm Fresh Refresh remodel program and new restaurant openings.

Bob Evans Restaurants’ other operating expenses were 17.8% of net sales in the three months ended July 26, 2013, compared to 18.4% of net sales, in the corresponding period last year. The decrease in the other operating expense ratio in the three months ended July 26, 2013, is a result of a reduction in advertising expenses, which were reallocated to increased promotional activity that is reflected as a reduction in gross sales.

BEF Foods’ other operating expenses ratio was 8.9% of net sales in three months ended July 26, 2013, compared to 7.8% of net sales, in the corresponding period last year. The increase in the other operating expenses ratio in the three months ended July 26, 2013, was primarily due to additional operating expenses associated with our acquisition of Kettle early in the second quarter of fiscal 2013 and volume-related increases in production supplies. Prior to the acquisition of Kettle, substantially all costs related to acquiring product from Kettle were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition of Kettle, as an owned facility rather than a supplier, cost of materials are still included in inventories and cost of sales, however, other production costs are included in other operating expenses.

Selling, General and Administrative Expenses (“S,G&A”)

Consolidated S,G&A expenses were 10.4% of net sales in the three months ended July 26, 2013, compared to 10.1% of net sales, in the corresponding period last year. The most significant components of consolidated S,G&A expenses are non-restaurant wages and fringe benefits, transportation costs, impairment and restructuring and severance costs.

Bob Evans Restaurants’ S,G&A expenses were 7.9% of net sales in the three months ended July 26, 2013, compared to 7.6% of net sales, in the corresponding period last year. The increase in the S,G&A ratio in the three months ended July 26, 2013, was primarily due to increased allocations of corporate administrative expenses as a result of providing transition services to Mimi’s Café at less than cost and impairment of an operating location that was damaged by a sink hole, partially offset by cost savings initiatives.

BEF Foods’ S,G&A expenses were 17.9% of net sales in the three months ended July 26, 2013, compared to 18.2% of net sales, in the corresponding period last year. The decrease in the S,G&A expenses ratio in the three months ended July 26, 2013, was a result of leverage gained from an increase in net sales and cost savings initiatives, partially offset by increased corporate administrative expenses from providing transition services to Mimi’s Café at less than cost and increased broker commissions expense.

Depreciation and Amortization

Consolidated depreciation and amortization (“D&A”) expenses were 5.2% of net sales in the first quarter of fiscal 2014 compared to 4.7% of net sales in the corresponding period last year.

Bob Evans Restaurants’ D&A expenses were 5.8% of net sales in the three months ended July 26, 2013, compared to 5.2% of net sales, in the corresponding period last year. The increase in the D&A ratio is a result of an increase in depreciable assets related to Bob Evans Restaurants Farm Fresh Refresh remodeling initiative and new restaurant development. We remodeled 60 existing restaurants as part of our Farm Fresh Refresh remodeling initiative and opened one new restaurant in the three months ended July 26, 2013. In addition, we have remodeled 159 existing restaurants as part of our Farm Fresh Refresh remodeling initiative since the first quarter of fiscal 2013.

BEF Foods’ D&A expenses were 3.6% of net sales in the three months ended July 26, 2013, compared to 3.1% of net sales in the corresponding period last year. The increase in the D&A ratio in the three months ended July 26, 2013, is due primarily to additional depreciation expense associated with our acquisition of Kettle early in the second quarter of fiscal 2013.

Impairment of Assets Held for Sale

We assess the carrying value of our goodwill, other intangible assets and long-lived assets whenever circumstances indicate that a decline in value may have occurred. Based on our purchase agreement, effective July 25, 2013, and subject to customary due diligence, to sell nonoperating property, plant and equipment at 29 locations for $3.5 million, we determined that indicators of impairment existed during the three months ended July 26, 2013.

As a result of signing the purchase agreement, we determined that the carrying value of the long-lived asset group of $12.0 million was greater than the fair value of $3.4 million (the selling price less estimated selling costs). This resulted in a pretax non-cash assets held for sale impairment charge in the Bob Evans Restaurants segment of $8.6 million in the three months ended July 26, 2013.

Interest

Net interest expense for the three months ended July 26, 2013, compared to the corresponding period last year, was as follows:

	Three Months Ended
(dollars in thousands)	July 26, 2013	July 27, 2012
Gross interest expense:
Fixed-rate debt	$65	$2,062
Variable-rate debt	839	130
Capitalized interest	(210)	(136)

Total interest expense	694	2,056
Gross interest income
Accretion	(662)	—
Other	(188)	—

Total interest income	(850)	—

Net interest (income) expense	$(156)	$2,056

At July 26, 2013, $214.7 million and $0.8 million was outstanding on our variable-rate revolving credit facility and on our long-term debt, respectively. The long-term debt represents an interest-free loan of $1.0 million due ten years from the date of borrowing, with no prepayment penalty that we obtained in the second quarter of fiscal 2013. We have imputed interest on the long-term debt based on our current borrowing rate. The loan is to assist with the construction costs of the new corporate headquarters.

The funds from the credit facility were used to fund our Farm Fresh Refresh remodeling initiative and other capital investments, pay cash dividends and repurchase shares. A change in market interest rates will impact our credit facility when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $2.2 million, assuming the $214.7 million outstanding at the end of the three months ended July 26, 2013, was outstanding for the entire year.

Taxes

Our effective income tax rate was 24.7% and 35.9% for the three months ended July 26, 2013, and the corresponding period last year, respectively. The lower tax rate for the three months ended July 26, 2013, resulted from the correction of an error related to accrued interest on uncertain tax positions. Additionally, we had disqualifying dispositions of incentive stock options which lowered the effective income tax rate. The error was identified during our continued effort to enhance our income tax internal control procedures. The error arose starting in fiscal 2007. The correction of the error of $0.8 million related to accrued interest on uncertain tax positions is not expected to be material to the estimated results for fiscal 2014, not expected to affect the trend of earnings and is considered immaterial in relation to the consolidated financial statements as a whole for fiscal 2013 and all prior periods.

On a full year basis, we anticipate our effective rate to be between 31% and 33%. Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective income tax rate, and includes the impact of discrete items for the quarter.

Discontinued Operations

We sold Mimi’s Café, previously reported as an industry segment, to Le Duff in the fourth quarter of fiscal 2013. As part of the sale, we entered into a transition services agreement with Le Duff America, Inc. whereby we provide corporate support services and a supply agreement whereby we provide food products. The transition services agreement was expected to expire in December of 2013 and the supply agreement was expected to expire in February of 2014.

On July 23, 2013, the Company received a notice from SWH Mimi’s Café, LLC that it was terminating this supply agreement with BEF Foods, Inc. In accordance with Discontinued Operations Topic of the FASB ASC 205-20, there is an assessment period for one year after a component has been disposed of, whereby an entity must reassess if they have significant continuing cash flows or significant continuing involvement in the operations of the component after the disposal. As a result of this termination notice, the Company determined that they no longer had significant cash flows from Mimi’s Café operations, thus Mimi’s Café should be presented within discontinued operations for all years presented in the financial statements, effective with the three months ended July 26, 2013. In the three months ended July 27, 2012, our recast Consolidated Statements of Net Income presents a loss, net of income tax, from discontinued operations, of less than $0.1 million.

The income generated from the transition services agreement partially offsets the internal costs of providing corporate support services. Discontinued operations only include the revenues and expenses that are specifically identified with Mimi’s Café and excludes any allocation of corporate costs, including general and administrative expenses, which represent $0.6 million in the three months ended July 27, 2012. The general and administrative expenses excluded from the loss on discontinued operations were reallocated to our Bob Evans Restaurants and BEF Foods segments of $0.5 million and $0.1 million, respectively, in the S,G&A expenses line of the Consolidated Statements of Net Income.

Liquidity and Capital Resources

Cash generated from the Bob Evans Restaurants and BEF Foods segments and draws on our credit facility were the main sources of funds to fund our Farm Fresh Refresh remodeling initiative and other capital investments, repurchase shares and pay cash dividends. Cash and equivalents totaled $6.1 million at July 26, 2013.

Operating activities

Net cash provided by operating activities was $48.0 million and $18.6 million for the three months ended July 26, 2013, and July 27, 2012, respectively. The increase in cash provided by operating activities year over year was primarily due to decreases in federal and state income tax assets, driven by refunds received during the periods and foregone tax payments. This decrease is primarily the result of the favorable permanent tax impact of the corporate conversion implemented during the third quarter of fiscal 2013.

Investing activities

Cash used in investing activities was $52.5 million and $7.4 million for the three months ended July 26, 2013, and July 27, 2012, respectively. The increase was due to an increase in capital expenditures.

Capital expenditures primarily consist of production plant improvements, our Farm Fresh Refresh remodeling initiative, development of the new corporate campus and implementation of a new Enterprise Resource Planning System. Capital expenditures incurred were $57.6 million, of which we made payments of $53.3 million, including amounts accrued during last fiscal year, compared to expenditures incurred of $19.0 million in the corresponding period last year. Due to the continued success of the Farm Fresh Refresh remodeling initiative, we have decided to remodel all Bob Evans Restaurants by the end of fiscal year 2014. We are on track and expect to complete the Farm Fresh Refresh remodeling initiative for all Bob Evans Restaurants during fiscal year 2014, except for the six general store-format restaurants which we have decided to exclude from the Farm Fresh Refresh program.

We expect capital spending to be between $175 million and $200 million for all of fiscal 2014, compared to $124.3 million for fiscal 2013. The increase in expected capital expenditures in fiscal 2014 is due to our Farm Fresh Refresh remodeling initiative, capacity expansion and production plant improvements for BEF Foods, development of the new corporate campus and the initial implementation of a new Enterprise Resource Planning system.

Financing activities

Cash provided by financing activities was $1.6 million for the three months ended July 26, 2013 and cash used in financing activities was $43.9 million for the three months ended July 27, 2012. The increase in the cash used in financing activities in the prior year was due primarily to prepayment of our private placement debt and the repurchase of shares. The uses in financing activities were partially offset by the net increase in our credit facility.

On December 31, 2012, we prepaid all amounts outstanding under the Private Placement Notes consisting of $97.1 million in aggregate principal amount, plus make-whole amounts of approximately $6.2 million determined in accordance with the provisions of the private placement debt agreements.

On April 26, 2013, we exercised a $150.0 million accordion option to increase the aggregate commitments under our credit facility. As a result, our borrowing capacity increased from $300.0 million to $450.0 million. All other terms of the credit facility remain unchanged. The facility is intended to provide us with liquidity options and to support our primary growth and return initiatives. These initiatives include our Farm Fresh Refresh remodeling initiative and new restaurant openings at Bob Evans Restaurants, our organic and inorganic initiatives at BEF Foods, our share repurchase program and payment of dividends. Our credit facility totals $450.0 million, of which $14.5 million is reserved for certain standby letters of credit. The remaining $435.5 million of our credit facility is available for liquidity needs, capital expansion, repurchases of Bob Evans common stock and payment of dividends, of which $214.7 million was drawn on as of July 26, 2013. Our interest expense on variable rate debt is expected to increase in future periods as the credit facility funding source is utilized.

Through three months of fiscal 2014, we repurchased 136,500 shares of our outstanding common stock for a total of $6.9 million. On June 18, 2013, the Board of Directors approved a stock repurchase program of up to $25.0 million. This program began on July 8, 2013, pursuant to a Section 10b5-1 plan (“June 2013 Program”). On August 16, 2013, the Board of Directors authorized a new stock repurchase program of up to $150.0 million (“August 2013 Program”), plus the amount remaining under the June 2013 Program, if cancelled and any amounts remain. The August 2013 Program will have both a Section 10b-18 and Section 10b5-1 plan. The June 2013 Program will continue until the Section 10b5-1 plan under the August 2013 Program is put into effect. The August 2013 Program is authorized for a period ending on April 25, 2014. Both the June 2013 and August 2013 Programs authorize the Company to repurchase its outstanding common stock in the open market or through privately negotiated transactions.

The Board of Directors approved a quarterly cash dividend of $0.310 per share. The quarterly cash dividend will be paid on September 16, 2013 to shareholders of record at the close of business on September 3, 2013.

We believe that our cash flow from operations, as well as our credit facility, will be sufficient to fund future capital expenditures, working capital requirements, debt repayments, dividend payments and share repurchases.

Proposed Accounting Standards

The Financial Accounting Standards Board periodically issues Accounting Standard Updates, some of which require implementation by a date falling within or after the close of the fiscal year. As of July 26, 2013, there are no new Accounting Standard Updates expected to affect our consolidated financial statements.

Critical Accounting Policies and Estimates

As discussed in Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We routinely re-evaluate these significant factors and make adjustments where facts and circumstances dictate. With the exception of the policy noted below, our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended April 26, 2013.

Discontinued Operations

In accordance with FASB ASC 205-20, we use a single accounting model to account for all long-lived assets to be disposed of (by sale, abandonment, or distribution to owners). This includes asset disposal groups meeting the criteria for presentation as a discontinued operation. A long-lived asset group classified as held for sale is measured at the lower of its carrying value or fair value less cost to sell. We classify the results of operations of a component classified as held for sale in discontinued operations in the periods they occur, less applicable income taxes.

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

A change in market interest rates will impact our credit facility when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $2.2 million, assuming the $214.7 million outstanding at the end of the three months ended July 26, 2013, was outstanding for the entire year.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

As previously disclosed in our Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 25, 2013, management concluded that there was a material weakness in internal control over financial reporting related to the calculation of impairment of assets held for sale- a complex transaction and infrequent event. Remedial actions have been implemented to address these controls, including adherence to existing control procedures and implementation of enhanced controls related to review and oversight of complex transactions and infrequent events. As new controls are still being developed and others have not been in place long enough to provide sufficient assurances to support the conclusion that the identified material weakness has been fully remediated, management concluded that, as of July 26, 2013, there was a material weakness in internal controls over financial reporting related to the calculation of impairment of assets held for sale.

As previously disclosed in Item 9A of our Form 10-K for the year ended April 26, 2013, management concluded that there was a material weakness in internal control over financial reporting related to deferred income tax accounting. Remedial actions have been implemented to address these controls, including adherence to existing control procedures and implementation of enhanced controls related to the reconciliation of deferred income tax accounts. As new controls are still being developed and others have not been in place long enough to provide sufficient assurances to support the conclusion that the identified material weakness has been fully remediated, management concluded that, as of July 26, 2013, there was a material weakness in internal controls over financial reporting related to the reconciliation of deferred income tax accounts.

Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended July 26, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

With the participation of our management, including Bob Evans’ principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon evaluation, Bob Evans’ principal executive officer and principal financial officer have concluded that because of the material weakness in internal controls over financial reporting related to the calculation of impairment of assets held for sale and the material weakness in internal controls over financial reporting related to the reconciliation of deferred income tax accounts, disclosures controls and procedures were not effective.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are from time-to-time involved in ordinary and routine litigation, typically involving claims from customers, employees and others related to operational issues common to the restaurant and food manufacturing industries. We are currently involved with a number of pending legal proceedings incidental to our business. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations.

Although we do not believe the matter to be material, we are involved in litigation with one of our suppliers pursuant to a Complaint and accompanying Motion for Preliminary Injunction styled: Reser’s Fine Foods, Inc. (“Reser’s”) v. Bob Evans Farms, Inc. and Bob Evans Farm Foods, Inc., Case Number 313CV00098AA, dated January 17, 2012, and pending in the United States District Court, Portland Division (the “District Court”). We filed certain counterclaims against the plaintiff on February 22, 2012. On May 4, 2013, the District Court denied Reser’s Motion for Preliminary Injunction. We believe the balance of Reser’s claims are without merit and intend to vigorously contest those claims and pursue our counterclaims. We disclose herein as an accompanying note to the references made during our fiscal 2013 third quarter.

In August 2012, a former Bob Evans Restaurant employee filed an action against Bob Evans Farms, Inc. (“Bob Evans”) in the United States District Court for the Southern District of Ohio (the “Ohio District Court”). The lead plaintiff / former employee alleged that Bob Evans violated the Fair Labor Standards Act by failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The lead plaintiff / former employee sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers. Thirteen other former employees have since opted into the case, although three have subsequently withdrawn (including the lead plaintiff/former employee). The Court has since approved the substitution of another former employee as the lead plaintiff. Plaintiffs filed a motion for conditional certification and Bob Evans filed a motion in opposition in June 2013 which remains pending. We are unable to estimate a range of reasonably possible losses for this matter, since damages have not been specified and the proceedings are in the early stages with significant uncertainty as to factual issues and the outcome of legal proceedings. We do not believe, based on currently available information, that the outcome of this matter will have a material adverse effect on our financial condition, though the outcome could be material to our results of operations for a particular period. We believe the claims are without merit and intend to vigorously contest the action.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 26, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We repurchased 136,500 shares of our common stock for $6.9 million during the three months ended July 26, 2013.

On June 18, 2013, the Board of Directors approved a stock repurchase program of up to $25.0 million. This program began on July 8, 2013 pursuant to a Section 10b5-1 plan (“June 2013 Program”). On August 16, 2013, the Board of Directors authorized a new stock repurchase program of up to $150.0 million (“August 2013 Program”), plus the amount remaining under the June 2013 Program, if cancelled and any amounts remain. The August 2013 Program will have both a Section 10b-18 and Section 10b5-1 plan. The June 2013 Program will continue until the Section 10b5-1 plan under the August 2013 Program is put into effect. The August 2013 Program is authorized for a period ending on April 25, 2014. Both the June 2013 and August 2013 Programs authorize the Company to repurchase its outstanding common stock in the open market or through privately negotiated transactions.

Period	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
4/27/2013-5/24/2013	—	$—	—	$—
5/25/2013-6/21/2013	—	—	—	25,000,000
6/22/2013-7/26/2013	136,500	50.84	136,500	18,060,476

Total	136,500	$50.84	136,500

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS

See Index to Exhibits on page 31.

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

September 3, 2013
Date

*	Paul F. DeSantis has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated July 26, 2013

Bob Evans Farms, Inc.

Exhibit No.	Description	Location
10.1**	Third Amended and Restated Employment Agreement dated July 9, 2013, with Steven A. Davis	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Form 8-K filed July 15, 2013 (File No. 0-1667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be furnished and not filed herewith.
**	Management contract or compensatory plan or arrangement