Form 10-Q
period 2013-10-25
BOB EVANS FARMS INC
filed 2013-12-26
CIK 33769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 0-1667

Bob Evans Farms, Inc.

(Exact name of registrant as specified in its charter)

Delaware	31-4421866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8111 Smith’s Mill Road, New Albany, Ohio 43054

(Address of principal executive offices) (Zip Code)

(614) 491-2225

(Registrant’s telephone number, including area code)

3776 South High Street, Columbus, OH 43207

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

As of December 13, 2013, the registrant had 26,476,800 common shares outstanding.

BOB EVANS FARMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	Unaudited October 25, 2013	April 26, 2013
		(recast & adj.)
Assets
Current Assets
Cash and equivalents	$4,934	$9,010
Accounts receivable, net	37,671	33,958
Inventories	21,815	22,491
Deferred income taxes	13,089	13,089
Federal and state income taxes	55,359	63,900
Prepaid expenses	5,834	5,232
Current assets held for sale	5,697	—

Total Current Assets	144,399	147,680
Property, Plant and Equipment	1,546,335	1,462,940
Less accumulated depreciation	690,318	675,725

Net Property, Plant and Equipment	856,017	787,215
Other Assets
Deposits and other	6,500	6,624
Long-term note receivable	15,187	13,815
Long-term investments	30,500	29,723
Goodwill	19,634	19,634
Other intangible assets	3,348	3,427
Long-term assets held for sale	—	11,877

Total Other Assets	75,169	85,100

	$1,075,585	$1,019,995

Liabilities and Stockholders’ Equity
Current Liabilities
Credit facility borrowings	$318,227	$201,433
Accounts payable	21,865	23,058
Accrued property, plant and equipment purchases	11,017	11,078
Accrued non-income taxes	20,106	16,346
Accrued wages and related liabilities	27,729	30,219
Self-insurance	21,506	21,072
Deferred revenue	11,024	12,915
Other accrued expenses	27,851	24,763

Total Current Liabilities	459,325	340,884
Long-Term Liabilities
Deferred compensation	35,883	32,140
Federal and state income taxes	9,515	9,443
Deferred income taxes	38,601	38,601
Deferred rent and other	6,456	6,391
Long-term debt	826	816

Total Long-Term Liabilities	91,281	87,391
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,638,118 shares at October 25, 2013, and April 26, 2013	426	426
Capital in excess of par value	221,846	215,593
Retained earnings	842,911	844,312
Treasury stock, 16,166,258 shares at October 25, 2013, and 15,220,014 shares at April 26, 2013, at cost	(540,204)	(468,611)

Total Stockholders’ Equity	524,979	591,720

	$1,075,585	$1,019,995

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME

UNAUDITED

	(in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
		(recast & adj.)		(recast & adj.)
Net Sales	$332,600	$329,555	$662,049	$652,996
Cost of sales	111,071	98,064	215,576	195,818
Operating wage and fringe benefit expenses	100,656	101,470	202,368	202,797
Other operating expenses	51,993	51,372	102,976	102,650
Selling, general and administrative expenses	37,933	38,865	72,344	71,510
Depreciation and amortization expense	18,281	16,311	35,511	31,620
Impairment of assets held for sale	3,771	—	12,380	—

Operating Income	8,895	23,473	20,894	48,601
Net interest expense (income)	140	1,473	(16)	3,529

Income From Continuing Operations Before Income Taxes	8,755	22,000	20,910	45,072
Provision for income taxes	2,502	7,450	6,281	15,299

Income From Continuing Operations	6,253	14,550	14,629	29,773
Loss from discontinued operations, net of income taxes	(134)	(3,239)	(134)	(3,353)

Net Income	$6,119	$11,311	$14,495	$26,420

Earnings Per Share - Income from Continuing Operations:
Basic	$0.23	$0.51	$0.54	$1.05
Diluted	$0.23	$0.51	$0.53	$1.05

Loss Per Share - Loss from Discontinued Operations:
Basic	$(0.00)	$(0.11)	$(0.00)	$(0.12)
Diluted	$(0.00)	$(0.11)	$(0.00)	$(0.12)

Earnings Per Share - Net Income:
Basic	$0.23	$0.40	$0.53	$0.93
Diluted	$0.23	$0.40	$0.53	$0.93

Cash Dividends Paid Per Share	$0.310	$0.275	$0.585	$0.525

Weighted Average Shares Outstanding
Basic	27,086	28,398	27,287	28,307
Dilutive Stock Options	98	138	115	142

Diluted	27,184	28,536	27,402	28,449

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	(in thousands) Six Months Ended
	October 25, 2013	October 26, 2012 (recast & adj.)
Operating activities:
Net income	$14,495	$26,420
Less loss from discontinued operations	134	3,353

Income from continuing operations	14,629	29,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,511	31,620
Loss on disposal/impairment of fixed assets	13,864	1,095
Gain on long-term investments	(777)	(202)
Deferred compensation	(1,066)	1,052
Stock compensation expense	3,578	3,376
Deferred rent	220	144
Changes in current assets and current liabilities:
Accounts receivable	(3,713)	(10,047)
Inventories	676	(3,145)
Prepaid expenses	(602)	(2,751)
Accounts payable	(1,193)	(2,675)
Federal and state income taxes	8,614	(21,388)
Accrued wages and related liabilities	(2,490)	(5,645)
Self-insurance	434	(1,137)
Accrued non-income taxes	3,760	2,517
Deferred revenue	(1,891)	(1,725)
Other accrued expenses	1,615	10,598

Net cash provided by operating activities	71,169	31,460
Investing activities:
Purchase of property, plant and equipment	(117,673)	(46,800)
Acquisition of business	—	(53,208)
Proceeds from sale of property, plant and equipment	5,638	8,662
Purchase of long-term investments	—	(315)
Deposits and other	135	(1,790)

Net cash used in investing activities	(111,900)	(93,451)
Financing activities:
Cash dividends paid	(16,008)	(14,810)
Net increase in credit facility borrowings	116,794	99,759
Proceeds from debt	—	1,000
Principal payments on long-term debt	—	(38,571)
Repurchase of common stock	(75,490)	(28,010)
Proceeds from issuance of stock awards and treasury stock	11,148	3,438
Cash paid for shares net settled related to stock-based compensation	(2,306)	(1,913)
Excess tax benefits from stock-based compensation	2,651	233

Net cash provided by financing activities	36,789	21,126
Net cash used in continuing operations	(3,942)	(40,865)
Net cash (used in) provided by operating activities of discontinued operations	(134)	11,641
Net cash used in investing activities of discontinued operations	—	(1,902)

Net cash (used in) provided by discontinued operations	(134)	9,739
Cash and equivalents at the beginning of the period	9,010	35,946

Cash and equivalents at the end of the period	$4,934	$4,820

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

Unaudited Consolidated Financial Statements: The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. The fiscal year 2013 financial statements have been recast in accordance with Accounting Standards Codification (“ASC”) 205-20-55 to recognize the Mimi’s Café operations within discontinued operations and to recognize assets held for sale. See Note 2, Note 7 and Note 8 for additional information. Additionally, the consolidated statements of net income, consolidated balance sheets and consolidated statements of cash flows have been adjusted for prior period errors related to property, plant and equipment, deferred income taxes and federal and state income tax receivables and other individually less significant items. See Note 12 for additional information. No other significant changes have occurred in the financial disclosures made in our Form 10-K for the fiscal year ended April 26, 2013 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements). Throughout the Unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements, dollars are in thousands, except per share amounts.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to fiscal 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (15 to 50 years) and machinery and equipment (3 to 30 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the lease terms.

We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair values of the assets. Generally, the estimated fair value is determined based on appraisals, which we deem to be Level 3 inputs under the Fair Value Measurements and Disclosures Topic of ASC 820. See Note 8 for further information.

Goodwill and Other Intangible Assets: Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $19,634 as of October 25, 2013, and April 26, 2013. Other intangible assets were $3,348 and $3,427 as of October 25, 2013, and April 26, 2013, respectively. The goodwill and intangible assets are related to the BEF Foods segment. Of the $3,348 of intangible assets, $2,761 represents trademark assets and trained workforce intangibles that are not subject to amortization and $587 represents definite-lived non-compete agreements that are amortized on a straight-line basis over the estimated economic life of five years. Goodwill and trademark intangible assets are deemed to have an indefinite economic life and are not amortized; rather they are tested for impairment at the beginning of the fourth quarter each year or on a more frequent basis when events occur or circumstances change between the annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value.

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

Stock-Based Compensation: We account for stock-based compensation in accordance with the Stock Option Expensing Topic of ASC 718. Accordingly, stock-based compensation awards are measured on the fair value of the award on the grant date and are recognized over the vesting period of the award on a straight-line basis.

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

Financial Instruments: The fair value of our financial instruments (other than long-term debt) approximated their carrying value at October 25, 2013. See Note 8. We do not use derivative financial instruments for speculative purposes.

Commitments and Contingencies: We rent certain restaurant and other facilities under operating leases having initial terms that primarily expire approximately 20 years from commencement. The leases typically contain renewal clauses of five to 30 years exercisable at our option. Most of the leases also contain either fixed or inflation-adjusted escalation clauses.

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

New Accounting Standard: In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit, which states that an entity must offset any deferred tax asset recorded for a net operating loss with items recorded as unrecognized tax benefits. As such, an entity is required to net the balance sheet presentation of the net operating loss deferred tax asset with the unrecognized tax benefit. This netting is considered by jurisdiction and by legal entity. This standard is effective for interim and annual periods beginning after December 15, 2013, and is not anticipated to affect our consolidated financial statements.

Discontinued Operations: In accordance with ASC 205-20, we use a single accounting model to account for all long-lived assets to be disposed of (by sale, abandonment, or distribution to owners). This includes asset disposal groups meeting the criteria for presentation as a discontinued operation. The criteria for reporting discontinued operations are as follows: 1) the Company has disposed of a component of their business or has met the held-for-sale criteria, 2) there are no ongoing operations or cash flows of the component and 3) the Company will not have continuing involvement in the operations of the component after the disposal transaction. A long-lived asset group classified as held for sale is measured at the lower of its carrying value or fair value less cost to sell. We classify the results of operations of a component classified as held for sale in discontinued operations in the period in which they occur, less applicable income taxes. See Note 2 for additional information regarding the classification of Mimi’s Café as a discontinued operation.

2. Discontinued Operations

We sold Mimi’s Café, previously reported as an industry segment, to SWH Mimi’s Café Holding Company, Inc., a wholly owned subsidiary of Le Duff America, Inc. (“Le Duff”), in the fourth quarter of fiscal 2013. As part of the sale, we entered into a transition services agreement with Le Duff whereby we provide corporate support services and a supply agreement whereby we provide food products. The transition services agreement was originally expected to expire in December of 2013, and the supply agreement was originally expected to expire in February of 2014.

In accordance with FASB ASC 205-20, Discontinued Operations, there is an assessment period for one year after a component has been disposed of, whereby an entity must reassess if they have significant continuing cash flows or significant continuing involvement in the operations of the component after the disposal to assess if the segment should be classified as continuing operations. As a result of having significant continuing cash flows, due to the two agreements noted above, the Mimi’s Café industry segment was not initially presented within discontinued operations. On July 23, 2013, the Company received a notice from SWH Mimi’s Café, LLC that it was terminating this supply agreement with BEF Foods, Inc. The transition services agreement timing did not change significantly and the agreement for some services will continue through the middle of January 2014. As a result of this termination notice, the Company determined that they no longer had significant cash flows from Mimi’s Café operations, thus Mimi’s Café should be presented within discontinued operations for all years presented in the financial statements, effective with the Form 10-Q filed for the three months ended July 26, 2013.

We recorded a loss from discontinued operations, net of income taxes, of $134 for the three months and six months ended October 25, 2013. For the three months and six months ended October 26, 2012, we recorded a loss from discontinued operations, net of income taxes, of $3,239 and $3,353, respectively.

Discontinued operations only include the revenues and expenses that are specifically identified with Mimi’s Café and excludes any allocation of corporate costs, including general and administrative expenses, which represented $738 in the three months ended October 26, 2012, and $1,340 in the six months ended October 26, 2012.

The results of Mimi’s Café consist of the following:

	(in thousands)		(in thousands)
	Three Months Ended		Six Months Ended
	Oct. 25, 2013	Oct. 26, 2012	Oct. 25, 2013	Oct. 26, 2012
Net sales	$—	$81,322	$—	$167,596

Loss from discontinued operations before income taxes	$(180)	$(5,229)	$(180)	$(5,559)

Income tax benefit	(46)	(1,990)	(46)	(2,206)

Loss from discontinued operations, net of income taxes	$(134)	$(3,239)	$(134)	$(3,353)

3. Stock-Based Compensation

Stock-based compensation expense for continuing operations, included in the selling, general and administrative expense line (“SG&A”) within the Consolidated Statements of Net Income, was $1,948 and $1,957 for the three months ended October 25, 2013, and October 26, 2012, respectively, and $3,578 and $3,376 for the six months ended October 25, 2013, and October 26, 2012, respectively.

We granted restricted stock awards during the three months ended October 25, 2013, and October 26, 2012, of 5,724 and 7,410, respectively. We granted restricted stock awards during the six months ended October 25, 2013, and October 26, 2012, of 81,725 and 108,844, respectively.

4. Industry Segments

Information on our industry segments is summarized as follows:

	(in thousands)
	Three Months Ended			Six Months Ended
	Oct. 25, 2013	Oct. 26, 2012		Oct. 25, 2013	Oct. 26, 2012
		(recast & adj.)			(recast & adj.)
Sales:
Bob Evans Restaurants	$240,500	$246,302		$485,051	$494,268
BEF Foods	95,857	91,142		184,038	173,814
Intersegment net sales of food products	(3,757)	(7,889	) [1]	(7,040)	(15,086	) [2]

Subtotal of BEF Foods	92,100	83,253		176,998	158,728

Total	$332,600	$329,555		$662,049	$652,996

Operating income (loss):
Bob Evans Restaurants	$11,912	$19,174		$18,394	$36,452
BEF Foods	(3,017)	4,299		2,500	12,149

Total	$8,895	$23,473		$20,894	$48,601

[1]	Intersegment net sales of food products includes $3,624 of sales to discontinued operations
[2]	Intersegment net sales of food products includes $7,363 of sales to discontinued operations

5. Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was 28.6% in the second quarter of fiscal 2014 versus 33.9% for the corresponding period a year ago. The Company’s effective tax rate was 30.0% for the first six months of fiscal 2014 versus 33.9% for the corresponding period a year ago. The decreases in the effective income tax rates are primarily attributable to an increase in the impact of FICA tax credits for employee reported tips and Work Opportunity Tax Credits due to lower earnings before income taxes.

6. Debt

In fiscal 2012, we obtained a $300,000 variable-rate revolving credit facility (“credit facility”). The credit facility provides us with liquidity options and supports our primary growth and return initiatives. The credit facility extends over a period of five years and requires us to pay interest on outstanding borrowings at a rate based on London Interbank Offered Rate (“ LIBOR”) or the Base Rate plus a margin based on our leverage ratio, ranging from 0.75% to 2.00% per annum for LIBOR, and ranging from 0.00% to 1.00% per annum for the Base Rate. The Base Rate is the highest of (i) the Administrative Agent’s prime rate (ii) the Federal Funds open rate plus 0.50% or (iii) the Daily LIBOR Rate plus 1.00%. We are also required to pay a commitment fee of 0.150% per annum to 0.275% per annum, based on our leverage ratio, on the average unused portion of the total lender commitments then in effect. We incurred financing costs of $1,000, which are being amortized over five years. The credit facility is considered a Level 2 fair value input. See Note 8.

On April 26, 2013, we exercised a $150,000 accordion option under our credit facility to increase our aggregate commitments and borrowing capacity from $300,000 to $450,000. All other terms of the credit agreement remained unchanged.

Our effective interest rate for the credit facility is 1.5% for both the three months and six months ended October 25, 2013. Of our total credit facility, $13,399 is reserved for certain stand-by letters of credit.

As of October 25, 2013, we had $318,227 outstanding on the credit facility. The funds were borrowed to fund capital investments including our Farm Fresh Refresh remodeling initiative, development of our corporate campus and implementation of an Enterprise Resource Planning (“ERP”) system and to repurchase shares. Our interest expense on variable rate debt may increase in future periods as the credit facility is utilized.

On August 28, 2012, we obtained an interest-free loan of $1,000, due ten years from the date of borrowing, with no prepayment penalty. We have imputed interest based on our current borrowing rate. The loan provided funds to assist with the construction costs of our new corporate headquarters. This loan is considered a Level 2 fair value input. See Note 8.

7. Restructuring and Severance Charges

We recorded pretax restructuring and severance charges in continuing operations totaling $2,114 and $3,198 for the three months ended October 25, 2013, and October 26, 2012, respectively, and $3,082 and $4,742 for the six months ended October 25, 2013, and October 26, 2012, respectively. These costs, reflected in S,G&A related to organizational realignments and closures of production facilities. Additionally, we reduced stock compensation expense by $453 as an offset to our restructuring charges.

As of October 25, 2013, we anticipate that we will incur and pay an additional $515 and $172 related to restructuring and severance charges incurred in the Bob Evans Restaurants and BEF Foods segments, respectively, that are noted in the table below. These additional severance charges will be recognized based on completion of required service through the third quarter of fiscal 2014.

In May 2012, we announced our intention to close our food production plants in Springfield and Bidwell, Ohio, part of the BEF Foods segment. The action to close the food production facilities is intended to increase efficiency by consolidating production to our high capacity food production facility in Sulphur Springs, Texas. As of October 25, 2013, we anticipate that we will incur an additional $485 in severance and restructuring charges related to these plant closures as the required service period for the employee retention agreements is met throughout fiscal 2014.

On September 27, 2013, we announced the closure of our food production plant in Richardson, Texas, reducing our fresh sausage plant network to two facilities that have sufficient capacity to optimize our fresh sausage distribution network to meet our volume needs. As of October 25, 2013, we have incurred $339 in severance and restructuring charges related to this plant closure.

The components of the restructuring and severance charges are summarized below by operating segment for the six months ended October 25, 2013, and October 26, 2012:

	Bob Evans Restaurants	BEF Foods	Total
Balance, April 26, 2013	$1,260	$2,560	$3,820
Restructuring and severance charges incurred	1,345	1,737	3,082
Adjustments	(131)	—	(131)
Amounts paid	(2,035)	(1,366)	(3,401)

Balance, October 25, 2013	$439	$2,931	$3,370

	Bob Evans Restaurants	BEF Foods	Total
Balance, April 27, 2012	$—	$—	$—
Restructuring and severance charges incurred	797	3,945	4,742
Amounts paid	(797)	(2,408)	(3,205)

Balance, October 26, 2012	$—	$1,537	$1,537

8. Fair Value Measurements

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, we classify fair value measurements under the following fair value hierarchy:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are publicly accessible. Active markets have frequent transactions with enough volume to provide ongoing pricing information.

•	Level 2 inputs are other than level 1 inputs that are directly or indirectly observable. These can include unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical assets or liabilities in inactive markets or other observable inputs.

•	Level 3 inputs are unobservable inputs.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of the periods presented:

	(in thousands)
	October 25, 2013
	Total	Level 1	Level 2	Level 3
Assets
Cash and equivalents (1)	$4,934	$4,934	$—	$—
Short-term note receivable (2)	18	—	18	—
Long-term note receivable (3)	15,187	—	234	14,953
Long-term investments (4)	30,500	—	—	30,500

	$50,639	$4,934	$252	$45,453

Liabilities
Long-term debt (5)	$826	$—	$826	$—

	(in thousands)
	April 26, 2013
	Total	Level 1	Level 2	Level 3
Assets
Cash and equivalents (1)	$9,010	$9,010	$—	$—
Short-term note receivable (2)	18	—	18	—
Long-term note receivable (3)	13,815	—	245	13,570
Long-term investments (4)	29,723	—	—	29,723

	$52,566	$9,010	$263	$43,293

Liabilities
Long-term debt (5)	$816	$—	$816	$—

(1)	Cash and equivalents primarily represent cash deposits as well as credit card receivables that generally settle in less than three days.

(2)	Short-term note receivable is current portion of a note receivable from the sale of land with an interest rate of 7% (Level 2).
(3)	Long-term note receivable includes a note receivable from the sale of land with an interest rate of 7% (Level 2), and a promissory note from SWH Mimi’s Café Holding Company, LLC, that is valued using a discounted cash flow model (Level 3).
(4)	Long-term investments are financial assets and liabilities, held under certain deferred compensation arrangements, which primarily represent the cash surrender value of company-owned life insurance policies.
(5)	The fair value of our interest-free long-term debt is based on the current interest rates offered for similar instruments. This loan provided funds to assist with the construction costs of our new corporate headquarters.

The following table presents the activity related to level 3 fair value measurements for the periods presented:

	(in thousands)
	October 25, 2013
	Long-term note receivable	Long-term investment
Carrying value at the beginning of the period	$13,570	$29,723
Plus:
Accretion (1)	1,081	—
Contributions	—	1,070
Interest, net realized/unrealized gains (losses) (1)	302	777
Less:
Distributions	—	(1,070)

Carrying value at the end of the period	$14,953	$30,500

	(in thousands)
	April 26, 2013
	Long-term note receivable	Long-term investment
Carrying value at the beginning of the period	$—	$28,132
Note from SWH Mimi’s Café Holding Company, LLC.	13,570	—
Plus:
Contributions	—	2,722
Interest, net realized/unrealized gains (losses) (1)	—	1,694
Less:
Distributions	—	(2,825)

Carrying value at the end of the period	$13,570	$29,723

(1)	Reflected in the line “Net interest expense (income)” in the Consolidated Statements of Net Income.

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

Based on our purchase agreement, effective July 25, 2013, and subject to customary due diligence, to sell nonoperating property, plant and equipment at 29 locations for $3,450, we determined that indicators of impairment existed during the three months ended July 26, 2013, for our held for sale asset group. As a result of signing the purchase agreement, we determined that the long-lived asset group’s then-current carrying value of $11,969 was greater than the fair value of $3,360 (the selling price less estimated selling costs). This resulted in a pretax non-cash assets held for sale impairment charge in the Bob Evans Restaurants business segment of $8,609 during the first quarter of fiscal 2014.

In October 2013, we closed on the sale of 27 of the 29 nonoperating properties. The remaining two properties are anticipated to close during the third quarter of fiscal 2014. Based on the anticipated selling price, we booked a pretax noncash assets held for sale impairment charge in the Bob Evans Restaurants business segment of $771 during the second quarter of fiscal 2014, resulting in a year-to-date charge of $9,380. These impairment charges are included in the “Impairment of assets held for sale” line in the Consolidated Statements of Net Income and the fair value of the remaining assets are included in the “Current assets held for sale” line in the consolidated balance sheets, as of October 25, 2013. Upon being classified as held for sale, depreciation ceased for these assets.

On September 27, 2013, we announced our plans to close our food production plant in Richardson, Texas. Based on the estimated value of the facility, we determined that the long-lived asset group’s then-current carrying value of $8,111 was greater than the fair value of $5,111 (the selling price less estimated selling costs). This resulted in a pretax non-cash assets held for sale impairment charge in the BEF Foods segment of $3,000 during the three months ended October 25, 2013. The long-lived asset group related to this plant is included at its fair value in the “Current assets held for sale” line in the consolidated balance sheets, as of October 25, 2013. Upon being classified as held for sale, depreciation ceased for these assets.

We have reclassified the assets for the two remaining nonoperating locations and the Richardson plant to the “Long-term assets held for sale” line in the consolidated balance sheets as of April 26, 2013.

The following table represents impairments for those assets remeasured to fair value on a non-recurring basis:

	(in thousands)
	Impairments Three Months Ended				Impairments Six Months Ended
	October 25, 2013		October 26, 2012		October 25, 2013		October 26, 2012
Bob Evans Restaurants
Assets held for use	$1,184	[1]	$1,227	[4]	$2,364	[5]	$1,227	[4]
Assets held for sale	771	[2]	—		9,380	[6]	—

BEF Foods
Assets held for sale	$3,000	[3]	$—		$3,000	[3]	$—

[1]	$1,184 relates to impairment of one operating location
[2]	$771 relates to impairment of two nonoperating locations
[3]	$3,000 relates to impairment of one nonoperating location
[4]	$1,227 relates to impairment of one nonoperating location
[5]	$2,364 relates to impairment of two operating locations
[6]	$9,380 relates to impairment of 29 nonoperating locations

9. Commitments and Contingencies

We had outstanding letters of credit that totaled approximately $13,799 and $16,249, respectively, as of October 25, 2013, and April 26, 2013. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of the terms set forth in these arrangements.

As of October 25, 2013, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $21,881 as of October 25, 2013.

As of October 25, 2013, future minimum rental payments on operating leases were $69,544. Our operating leases are described more fully in Note 1.

We are subject to various claims and contingencies related to lawsuits and other matters arising out of the normal course of business. We are of the opinion that there are no matters pending or threatened that are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.

In August 2012, a former Bob Evans Restaurant employee filed an action against Bob Evans Farms, Inc. (“Bob Evans”) in the United States District Court for the Southern District of Ohio (the “Ohio District Court”). The lead plaintiff alleged that Bob Evans violated the Fair Labor Standards Act by failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers. Thirteen other former employees have since opted into the case, although three have subsequently withdrawn (including the original lead plaintiff). The Court has since approved the substitution of another former employee as the lead plaintiff. Plaintiffs filed a motion for conditional certification, Bob Evans filed a motion in opposition to the same, and the Ohio District Court granted conditional certification on December 5, 2013. The proceedings remain in the early stages with significant uncertainty as to factual issues, outcome of legal proceedings and likely number of opt-in plaintiffs and/or damages claimed. Accordingly, we are unable to estimate a range of reasonably possible losses for this matter. We do not believe, however, based on currently available information, that the outcome of this matter will have a material adverse effect on our financial condition, though an adverse outcome could be material to our results of operations for a particular period. We believe the claims are without merit and intend to vigorously contest the action.

10. Supplemental Cash Flow Information

Cash paid for income taxes and interest for the six months ended October 25, 2013, and October 26, 2012, is summarized as follows:

	(in thousands)
	Six Months Ended
	October 25, 2013	October 26, 2012
Income taxes (refunded) paid, net	$(4,736)	$33,985

Interest paid	$1,732	$3,865

Non cash investing activities is summarized as follows:

	(in thousands)
	Six Months Ended
	October 25, 2013	October 26, 2012

Accretion of long-term note receivable	$1,081	$—

11. Subsequent Events

On December 4, 2013, the Board of Directors increased the authorization for the current stock repurchase program to $225,000 for the period ending April 25, 2014. Since $75,500 had been expended, $149,500 remains authorized. This program will repurchase shares pursuant to Section 10b-18 and Section 10b5-1 Plans. The Company can also repurchase stock in the open market or through privately negotiated transactions.

On November 21, 2013, the Board of Directors approved a quarterly cash dividend of $0.310 per share, payable on December 16, 2013, to shareholders of record at the close of business on December 2, 2013.

The Company is currently in the process of negotiating the amendment of its existing Credit Agreement. As currently being discussed with a bank group, the new credit agreement would provide $750,000 of borrowing capacity with an accordion feature of up to $300,000. The credit agreement would have the normal financial covenants and negative restrictions for agreements of this type. We expect to enter into an amended credit agreement during the third quarter of fiscal 2014, subject to final lender approval and the normal conditions of closing.

12. Correction of Prior Consolidated Financial Statements

During the second quarter of fiscal 2014, we identified errors related to federal and state income tax receivable ($966 benefit) primarily related to worthless stock deduction calculation, deferred taxes ($3,272 benefit) primarily related to basis differences on fixed assets and deferred compensation, property plant and equipment ($15,630 benefit), accumulated depreciation ($10,438 expense) and other less significant items (individually and in the aggregate) related to sales and operating wage cut-off and accrued rent. The impact of the errors in the three prior fiscal years was not material to any of those years, however the cumulative effect of all of the prior period errors of $10,589 benefit (as of April 26, 2013) and $9,812 benefit (as of July 26, 2013) would be material to our current year consolidated net income. We also identified an error during the first quarter of fiscal 2014 relating to prior fiscal years pertaining to overstatement of accrued interest on uncertain tax positions of $777 expense. As was disclosed previously, this error, which was originally corrected in the first quarter of fiscal 2014, was material to that period, but was not expected to be material for the fiscal year ended April 25, 2014. Consequently we have corrected the aforementioned errors for all prior periods presented by restating the consolidated financial statements and other information included herein. Periods not presented here will be restated as they are included in future filings.

We have recast the consolidated financial statements to reflect the Mimi’s Cafe operations as a discontinued operation for all periods presented below. We have also restated the financial statements for the impact of the error corrections after reflecting the impact of the discontinued operations. The as recast column is to present Mimi’s Cafe as a discontinued operation for all periods presented. The as adjusted columns are to reflect the corrections of the previously noted errors (in thousands):

Consolidated Balance Sheets
	July 26, 2013
	As Reported	Adjustments	As Adjusted
Federal and state income taxes	$44,372	$966	$45,338
Total Current Assets	129,863	966	130,829
Property, Plant and Equipment	1,506,421	15,630	1,522,051
Less accumulated depreciation	686,081	10,438	696,519
Net Property, Plant and Equipment	820,340	5,192	825,532
Total Assets	1,023,524	6,158	1,029,682

Federal and state income taxes	9,825	(382)	9,443
Deferred income taxes	41,873	(3,272)	38,601
Total Long-Tem Liabilities	95,152	(3,654)	91,498

Retained earnings	835,442	9,812	845,254
Total Stockholders’ Equity	575,741	9,812	585,553
Total Liabilities and Stockholders’ Equity	1,023,524	6,158	1,029,682

	April 26, 2013
	As Reported (1)	Adjustments	As Adjusted
Federal and state income taxes	$62,934	$966	$63,900
Total Current Assets	146,714	966	147,680
Land	232,543	15,630	248,173
Less accumulated depreciation	665,287	10,438	675,725
Net Property, Plant and Equipment	782,023	5,192	787,215
Total Assets	1,013,837	6,158	1,019,995

Federal and state income taxes	10,602	(1,159)	9,443
Deferred income taxes	41,873	(3,272)	38,601
Total Long-Term Liabilities	91,822	(4,431)	87,391

Retained earnings	833,723	10,589	844,312
Total Stockholders’ Equity	581,131	10,589	591,720
Total Liabilities and Stockholders’ Equity	1,013,837	6,158	1,019,995

(1)	Includes reclassification of held for sale assets to conform to the current year presentation.

	April 27, 2012
	As Reported	As Recast	Adjustments	As Adjusted
Assets
Current Assets
Cash and cash equivalents	$35,946	$32,846	$—	$32,846
Accounts receivable, net	29,850	27,141	—	27,141
Inventories	23,388	19,497	—	19,497
Deferred income taxes	11,738	11,738	—	11,738
Prepaid expenses	2,725	2,340	—	2,340
Current assets of discontinued operations	—	10,085	—	10,085

Total Current Assets	103,647	103,647	—	103,647
Property Plant And Equipment
Land	250,408	242,562	15,630	258,192
Buildings and improvements	946,361	754,508	—	754,508
Machinery and equipment	504,586	389,946	—	389,946
Construction in progress	5,111	5,046	—	5,046
Less accumulated depreciation	823,171	669,161	10,226	679,387

Net Property Plant And Equipment	883,295	722,901	5,404	728,305
Other Assets
Deposits and other	8,996	6,593	—	6,593
Long-term note receivable	263	263	—	263
Long-term investments	28,132	28,132	—	28,132
Goodwill	1,567	1,567	—	1,567
Other intangible assets	39,877	—	—	—
Long-term assets of discontinued operations	—	202,674	—	202,674

Total Other Assets	78,835	239,229	—	239,229

Total Assets	$1,065,777	$1,065,777	$5,404	$1,071,181

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$38,571	$38,571	$—	$38,571
Accounts payable	26,085	26,095	389	26,484
Federal and state income taxes	12,469	12,469	2,796	15,265
Accrued non-income taxes	21,251	15,738	—	15,738
Accrued wages and related liabilities	33,505	28,429	(718)	27,711
Self insurance	26,079	21,044	—	21,044
Deferred revenue	15,476	12,325	—	12,325
Other accrued expenses	21,453	18,212	—	18,212
Current liabilities of discontinued operations	—	22,006	(621)	21,385

Total Current Liabilities	194,889	194,889	1,846	196,735
Long-Term Liabilities
Deferred compensation	30,688	27,561	—	27,561
Federal and state income taxes	9,633	9,633	(1,107)	8,526
Deferred income taxes	48,089	48,089	(3,192)	44,897
Deferred rent and other	25,097	5,415	—	5,415
Long-term debt	97,145	97,145	—	97,145
Liabilities of discontinued operations	—	22,809	1,541	24,350

Total-Long Term Liabilities	210,652	210,652	(2,758)	207,894
Stockholders’ Equity
Common stock	426	426	—	426
Capital in excess of par	202,365	202,365	—	202,365
Retained earnings	866,799	866,799	6,316	873,115
Treasury Stock	(409,354)	(409,354)	—	(409,354)

Total Stockholders’ Equity	660,236	660,236	6,316	666,552

Total Liabilities and Stockholders Equity	$1,065,777	$1,065,777	$5,404	$1,071,181

Consolidated Statements of Net Income
	For the Three Months Ended July 26, 2013
	As Reported	Adjustments	As Adjusted
Provision for income taxes	$3,002	$777	$3,779
Income from continuing operations	9,153	(777)	8,376
Net income	9,153	(777)	8,376

Earnings per share - Income from continuing operations
Basic	$0.33	$(0.03)	$0.30
Diluted	$0.33	$(0.03)	$0.30

Earnings per share - Net income
Basic	$0.33	$(0.03)	$0.30
Diluted	$0.33	$(0.03)	$0.30

	For the Three Months Ended October 26, 2012
	As Reported	As Recast	Adjustments	As Adjusted
Depreciation and amortization expense	$21,972	$16,258	$53	$16,311
Operating income	16,757	23,526	(53)	23,473
Income from continuing operations before income taxes	15,284	22,053	(53)	22,000
Provision for income taxes from continuing operations	4,942	7,560	(110)	7,450
Income from continuing operations	—	14,493	57	14,550
Loss from discontinued operations, net of income taxes	—	(4,151)	912	(3,239)
Net income	10,342	10,342	969	11,311

Earnings per share - Income from continuing operations
Basic		$0.51	$0.00	$0.51
Diluted		$0.51	$0.00	$0.51

Earnings per share - Loss from discontinued operations
Basic		$(0.15)	$0.03	$(0.11)
Diluted		$(0.15)	$0.03	$(0.11)

Earnings per share - Net income
Basic	$0.36	$0.36	$0.03	$0.40
Diluted	$0.36	$0.36	$0.03	$0.40

	For the Six Months Ended October 26, 2012
	As Reported	As Recast	Adjustments	As Adjusted
Operating wages and fringe benefit expenses	$266,319	$202,079	$718	$202,797
Other operating expenses	145,218	103,039	(389)	102,650
Depreciation and amortization expense	42,983	31,514	106	31,620
Operating income	42,021	49,036	(435)	48,601
Income from continuing operations before income taxes	38,492	45,507	(435)	45,072
Provision for income taxes from continuing operations	13,142	15,986	(687)	15,299
Income from continuing operations	—	29,521	252	29,773
Loss from discontinued operations, net of income taxes	—	(4,171)	818	(3,353)
Net income	25,350	25,350	1,070	26,420

Earnings per share - Income from continuing operations
Basic		$1.04	$0.01	$1.05
Diluted		$1.04	$0.01	$1.05

Earnings per share - Loss from discontinued operations
Basic		$(0.15)	$0.03	$(0.12)
Diluted		$(0.15)	$0.03	$(0.12)

Earnings per share - Net income
Basic	$0.90	$0.90	$0.04	$0.93
Diluted	$0.89	$0.89	$0.04	$0.93

	For the Year Ended April 26, 2013
	As Reported	As Recast	Adjustments	As Adjusted
Net sales	$1,608,909	$1,330,226	$—	$1,330,226
Cost of sales	486,855	413,916	—	413,916
Operating wages and fringe benefits expenses	512,292	404,395	718	405,113
Other operating expenses	267,827	200,488	(389)	200,099
Selling, general and administrative	180,158	153,083	—	153,083
Depreciation and amortization expense	79,482	66,138	212	66,350
Impairment of assets held for sale	68,409	—	—	—
Loss on sale of Mimi’s Cafe	57,743	—	—	—

Operating (loss) income	(43,857)	92,206	(541)	91,665
Net interest expense	11,485	11,485	—	11,485

(Loss) income from continuing operations before taxes	(55,342)	80,721	(541)	80,180
(Benefit) for income taxes from continuing operations	(52,480)	(734)	(3,871)	(4,605)

(Loss) income from continuing operations	(2,862)	81,455	3,330	84,785
Loss from discontinued operations, net of income taxes	—	(84,317)	943	(83,374)

Net (loss) income	$(2,862)	$(2,862)	$4,273	$1,411

Earnings per share - Income from continuing operations
Basic		$2.90	$0.12	$3.02
Diluted		$2.88	$0.12	$3.00

Earnings per share - Loss from discontinued operations
Basic		$(3.00)	$0.03	$(2.97)
Diluted		$(2.99)	$0.03	$(2.95)

Earnings per share - Net (loss) income
Basic	$(0.10)	$(0.10)	$0.15	$0.05
Diluted	$(0.10)	$(0.10)	$0.15	$0.05

	For the Year Ended April 27, 2012
	As Reported	As Recast	Adjustments	As Adjusted
Net sales	$1,654,413	$1,288,398	$(1,188)	$1,287,210
Cost of sales	509,816	411,735	—	411,735
Operating wages and fringe benefits expenses	535,069	398,782	(1,431)	397,351
Other operating expenses	268,799	187,346	(1,655)	185,691
Selling, general and administrative	150,743	125,193	—	125,193
Depreciation and amortization expense	82,112	58,536	486	59,022

Operating income	107,874	106,806	1,412	108,218
Net interest expense	7,884	7,884	—	7,884

Income from continuing operations before taxes	99,990	98,922	1,412	100,334
Provision for income taxes from continuing operations	27,140	28,372	1,355	29,727

Income from continuing operations	72,850	70,550	57	70,607
Income from discontinued operations, net of income taxes	—	2,300	457	2,757

Net income	$72,850	$72,850	$514	$73,364

Earnings per share - Income from continuing operations
Basic		$2.38	$0.00	$2.38
Diluted		$2.37	$0.00	$2.37

Earnings per share - Income from discontinued operations
Basic		$0.08	$0.02	$0.09
Diluted		$0.08	$0.02	$0.09

Earnings per share - Net income
Basic	$2.45	$2.45	$0.02	$2.47
Diluted	$2.45	$2.45	$0.02	$2.46

	For the Year Ended April 29, 2011
	As Reported	As Recast	Adjustments	As Adjusted
Net sales	$1,676,906	$1,296,639	$67	$1,296,706
Cost of sales	509,849	406,213	—	406,213
Operating wages and fringe benefits expenses	559,193	418,211	(497)	417,714
Other operating expenses	270,694	187,397	680	188,077
Selling, general and administrative	165,482	132,074	—	132,074
Depreciation and amortization expense	83,148	58,481	695	59,176

Operating income	88,540	94,263	(811)	93,452
Net interest expense	8,867	8,867	—	8,867

Income from continuing operations before taxes	79,673	85,396	(811)	84,585
Provision for income taxes from continuing operations	25,510	29,141	(1,131)	28,010

Income from continuing operations	54,163	56,255	320	56,575
Loss from discontinued operations, net of income taxes	—	(2,092)	(9)	(2,101)

Net income	$54,163	$54,163	$311	$54,474

Earnings per share - Income from continuing operations
Basic		$1.85	$0.01	$1.87
Diluted		$1.85	$0.01	$1.86

Earnings per share - Loss from discontinued operations
Basic		$(0.07)	$(0.00)	$(0.07)
Diluted		$(0.07)	$(0.00)	$(0.07)

Earnings per share - Net income
Basic	$1.79	$1.79	$0.01	$1.80
Diluted	$1.78	$1.78	$0.01	$1.79

Consolidated Statement of Stockholders’ Equity	April 29, 2011
	As Reported	Adjustments	As Adjusted

Retained earnings	822,211	5,802	828,013
Total stockholders’ equity	667,760	5,802	673,562

	April 30, 2010
	As Reported	Adjustments	As Adjusted
Retained earnings	791,699	5,491	797,190
Total stockholders’ equity	641,807	5,491	647,298

	For the Three Months Ended July 26, 2013
Consolidated Statements of Cash Flows	As Reported	Adjustments	As Adjusted
Operating Activities:
Net income	$9,153	$(777)	$8,376
Income from continuing operations	9,153	(777)	8,376
Federal and state income taxes	17,785	777	18,562

Net cash provided by operating activities	47,965	—	47,965

	For the Six Months Ended October 26, 2012
	As Reported	As Recast	Adjustments	As Adjusted
Operating Activities:
Net income	$25,350	$25,350	$1,070	$26,420
Less loss from discontinued operations	—	4,171	(818)	3,353

Income from continuing operations	25,350	29,521	252	29,773
Depreciation and amortization	42,983	31,514	106	31,620
Accounts payable	(2,276)	(2,286)	(389)	(2,675)
Federal and state income taxes	(20,701)	(20,701)	(687)	(21,388)
Accrued wages and related liabilities	(7,393)	(6,363)	718	(5,645)

Net cash provided by operating activities	43,101	31,460	—	31,460

	For the Year Ended April 26, 2013
	As Reported	As Recast	Adjustments	As Adjusted
Operating Activities:
Net (loss) income	$(2,862)	$(2,862)	$4,273	$1,411
Less loss from discontinued operations	—	84,317	(943)	83,374

(Loss) income from continuing operations	(2,862)	81,455	3,330	84,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,482	66,138	212	66,350
Loss on intangibles impairment	39,398	—	—	—
Loss on disposal/impairment of fixed assets	38,753	7,523	—	7,523
Gain on long-term investments	(1,277)	(1,277)	—	(1,277)
Loss on sale of business	57,743	—	—	—
Deferred compensation	1,452	4,579	—	4,579
Stock compensation expense	8,606	8,606	—	8,606
Deferred income taxes	(7,567)	(7,567)	(80)	(7,647)
Deferred rent	1,410	137	—	137
Changes in current assets and current liabilities:
Accounts receivable	(4,934)	(6,344)	—	(6,344)
Inventories	(894)	(1,571)	—	(1,571)
Prepaid expenses	(3,872)	(2,879)	—	(2,879)
Accounts payable	1,577	(3,212)	(389)	(3,601)
Federal and state income taxes	(74,434)	(22,688)	(3,791)	(26,479)
Accrued wages and related liabilities	245	1,790	718	2,508
Self-insurance	1,467	28	—	28
Accrued non-income taxes	1,074	608	—	608
Deferred revenue	1,251	590	—	590
Other accrued expenses	7,208	11,516		11,516

Net cash provided by operating activities	143,826	137,432	—	137,432

Investing Activities:
Purchase of property, plant and equipment	(124,346)	(118,200)	—	(118,200)
Net proceeds from sale of business	14,517	—	—	—
Acquisition of business	(52,285)	(52,285)	—	(52,285)
Proceeds from sale of property, plant and equipment	15,955	15,512	—	15,512
Purchase of long-term investments	(314)	(314)	—	(314)
Deposits and other	(7)	(9)	—	(9)

Net cash used in investing activities	(146,480)	(155,296)	—	(155,296)

Financing Activities:
Cash dividends paid	(30,214)	(30,214)	—	(30,214)
Net increase in credit facility borrowings	201,433	201,433	—	201,433
Proceeds from debt	1,000	1,000	—	1,000
Principal payments on long-term debt	(135,716)	(135,716)	—	(135,716)
Prepayment penalty on debt	(6,150)	(6,150)	—	(6,150)
Repurchase of common stock	(63,052)	(63,052)	—	(63,052)
Proceeds from issuance of stock awards and treasury stock	8,642	8,642	—	8,642
Cash paid for shares net settled related to stock-based compensation	(2,615)	(2,615)	—	(2,615)
Excess tax benefits from stock-based compensation	2,390	2,390	—	2,390

Net cash used in financing activities	(24,282)	(24,282)	—	(24,282)

Net cash used in continuing operations	(26,936)	(42,146)	—	(42,146)
Net cash provided by operating activities of discontinued operations	—	6,394	—	6,394
Net cash provided by investing activities of discontinued operations	—	8,816	—	8,816

Net cash provided by discontinued operations	—	15,210	—	15,210

Cash and equivalents at the beginning of the period	35,946	35,946	—	35,946

Cash and equivalents at the end of the period	$9,010	$9,010	$—	$9,010

	For the Year Ended April 27, 2012
	As Reported	As Recast	Adjustments	As Adjusted
Operating Activities:
Net income	$72,850	$72,850	$514	$73,364
Less income from discontinued operations	—	(2,300)	(457)	(2,757)

Income from continuing operations	72,850	70,550	57	70,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,112	58,536	486	59,022
Loss on disposal/impairment of fixed assets	5,331	2,993	—	2,993
Gain on long-term investments	(34)	(34)	—	(34)
Deferred compensation	1,003	1,333	—	1,333
Stock compensation expense	5,610	5,196	—	5,196
Deferred income taxes	(5,916)	(5,916)	(185)	(6,101)
Deferred rent	619	1,063	—	1,063
Changes in current assets and current liabilities:
Accounts receivable	(3,807)	(2,134)	1,188	(946)
Inventories	138	(465)	—	(465)
Prepaid expenses	(1,279)	(1,160)	—	(1,160)
Accounts payable	(4,333)	(4,309)	(1,655)	(5,964)
Federal and state income taxes	(1,043)	(1,043)	1,540	497
Accrued wages and related liabilities	(2,519)	(2,029)	(1,431)	(3,460)
Self-insurance	21	(1,302)	—	(1,302)
Accrued non-income taxes	732	(376)	—	(376)
Deferred revenue	(813)	(933)	—	(933)
Other accrued expenses	4,013	2,996		2,996

Net cash provided by operating activities	152,685	122,966	—	122,966

Investing Activities:
Purchase of property, plant and equipment	(88,357)	(81,863)	—	(81,863)
Proceeds from sale of property, plant and equipment	19,308	19,301	—	19,301
Purchase of long - term investments	(469)	(469)	—	(469)
Deposits and other	(4,305)	(3,667)	—	(3,667)

Net cash used in investing activities	(73,823)	(66,698)	—	(66,698)

Financing Activities:
Cash dividends paid	(28,262)	(28,262)	—	(28,262)
Debt issuance costs	(1,000)	(1,000)	—	(1,000)
Principal payments on long-term debt	(13,571)	(13,571)	—	(13,571)
Repurchase of common stock	(70,269)	(70,269)	—	(70,269)
Proceeds from issuance of stock awards and treasury stock	13,103	13,103	—	13,103
Cash paid for shares net settled related to stock-based compensation	(1,347)	(1,347)	—	(1,347)
Excess tax benefits from stock-based compensation	700	700	—	700

Net cash used in financing activities	(100,646)	(100,646)	—	(100,646)

Net cash used in continuing operations	(21,784)	(44,378)	—	(44,378)
Net cash provided by operating activities of discontinued operations	—	29,719	—	29,719
Net cash used in investing activities of discontinued operations	—	(7,125)	—	(7,125)

Net cash provided by discontinued operations	—	22,594	—	22,594

Cash and equivalents at the beginning of the period	57,730	57,730	—	57,730

Cash and equivalents at the end of the period	$35,946	$35,946	$—	$35,946

	For the Year Ended April 29, 2011
	As Reported	As Recast	Adjustments	As Adjusted
Operating Activities:
Net income	$54,163	$54,163	$311	$54,474
Less loss from discontinued operations	—	2,092	9	2,101

Income from continuing operations	54,163	56,255	320	56,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,148	58,481	695	59,176
Loss on disposal/impairment of fixed assets	17,238	4,330	—	4,330
Gain on long-term investments	(2,364)	(2,364)	—	(2,364)
Deferred compensation	3,289	3,365	—	3,365
Stock compensation expense	7,402	7,081	—	7,081
Deferred income taxes	(10,446)	(10,446)	—	(10,446)
Deferred rent	205	425	—	425
Changes in current assets and current liabilities:
Accounts receivable	(6,186)	(6,011)	(67)	(6,078)
Inventories	2,133	2,124	—	2,124
Prepaid expenses	723	794	—	794
Accounts payable	1,364	6,750	680	7,430
Federal and state income taxes	4,310	4,310	(1,131)	3,179
Accrued wages and related liabilities	(3,521)	(3,747)	(497)	(4,244)
Self-insurance	1,893	1,767	—	1,767
Accrued non-income taxes	(566)	92	—	92
Deferred revenue	1,842	1,987	—	1,987
Other accrued expenses	1,810	3,097		3,097

Net cash provided by operating activities	156,437	128,290	—	128,290

Investing Activities:
Purchase of property, plant and equipment	(43,987)	(38,739)	—	(38,739)
Proceeds from sale of property, plant and equipment	6,407	6,407	—	6,407
Purchase of long-term investments	(2,229)	(2,229)	—	(2,229)
Deposits and other	(84)	(16)	—	(16)

Net cash used in investing activities	(39,893)	(34,577)	—	(34,577)

Financing Activities:
Cash dividends paid	(23,651)	(23,651)	—	(23,651)
Net decrease in credit facility borrowings	(14,000)	(14,000)	—	(14,000)
Principal payments on long-term debt	(26,905)	(26,905)	—	(26,905)
Repurchase of common stock	(19,010)	(19,010)	—	(19,010)
Proceeds from issuance of stock awards and treasury stock	8,239	8,239	—	8,239
Cash paid for shares net settled related to stock-based compensation	(1,426)	(1,426)	—	(1,426)
Excess tax benefits from stock-based compensation	404	404	—	404

Net cash used in financing activities	(76,349)	(76,349)	—	(76,349)

Net cash provided by continuing operations	40,195	17,364	—	17,364
Net cash provided by operating activities of discontinued operations	—	28,147	—	28,147
Net cash used in investing activities of discontinued operations	—	(5,316)	—	(5,316)

Net cash provided by discontinued operations	—	22,831	—	22,831

Cash and equivalents at the beginning of the period	17,535	17,535	—	17,535

Cash and equivalents at the end of the period	$57,730	$57,730	$—	$57,730

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General Overview

In our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “Company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. The following terms used herein are registered trademarks or service marks of Bob Evans: Bob Evans®, Bob Evans Restaurants®, Bob Evans Special Touch®, Best Brand BuildersSM, Farm Fresh®, Kettle Creations®, Owens® and Taste of the Farm®. We may use other trademarks or service marks in this document.

As of October 25, 2013, we owned and operated 561 Bob Evans Restaurants in 19 states. Bob Evans Restaurants are primarily located in the Midwest, Mid-Atlantic and Southeast regions of the United States. Revenue in the Bob Evans Restaurants segment is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption.

We sold Mimi’s Café, previously reported as an industry segment, to SWH Mimi’s Café Holding Company, Inc., a subsidiary of Le Duff America, Inc. (“Le Duff”) in the fourth quarter of fiscal 2013. As part of the sale, we entered into a transition services agreement with Le Duff America, Inc. where we provide corporate support services and a supply agreement where we provide food products. The transition services agreement was originally expected to expire in December of 2013 and the supply agreement was originally expected to expire in February of 2014.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, there is an assessment period for one year after a component has been disposed of, whereby an entity must reassess if they have significant continuing cash flows or significant continuing involvement in the operations of the component after the disposal upon the occurrence of a triggering event. As a result of having significant continuing cash flows, due to the two agreements noted above, the Mimi’s Café business segment was not initially presented within discontinued operations. On July 23, 2013, the Company received a notice from SWH Mimi’s Café, LLC that it was terminating this supply agreement with BEF Foods, Inc. The transition services agreement timing did not change significantly and the agreement for some services will continue through the middle of January 2014. As a result of this termination notice, the Company determined that they no longer had significant cash flows from Mimi’s Café operations, thus Mimi’s Café should be presented within discontinued operations for all years presented in the financial statements, effective with the Form 10-Q filed for the three months ended July 26, 2013. The fiscal year 2013 financial statements have been appropriately recast to reflect the Mimi’s Café operations within discontinued operations.

In our BEF Foods segment, we produce and distribute pork sausage products and a variety of complementary homestyle refrigerated side dishes and frozen food items under the Bob Evans, Owens and Country Creek brand names in fifty states, and to third parties who distribute to Mexico. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. Additionally, we manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and other restaurants and food sellers. Revenue in the BEF Foods segment is recognized when products are received by our customers. All revenue is presented net of sales tax.

This MD&A and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this MD&A that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended April 26, 2013, under the heading “Item 1A. Risk Factors,” and as supplemented in our other filings with the Securities and Exchange Commission. We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made. Any further disclosures we make in our filings with the Securities and Exchange Commission should also be consulted.

Three Months Ended October 25, 2013 as Compared to Three Months Ended October 26, 2012

The following table reflects data for the three months ended October 25, 2013, compared to the prior year’s three months ended October 26, 2012. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The table also includes data for our two segments – Bob Evans Restaurants and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

(in thousands)	Consolidated Results		Bob Evans Restaurants		BEF Foods
	Q2 2014	Q2 2013	Q2 2014	Q2 2013	Q2 2014	Q2 2013
		(recast & adj.)		(recast & adj.)		(recast & adj.)
Net sales	$332,600	$329,555	$240,500	$246,302	$92,100	$83,253
Operating income (loss)	$8,895	$23,473	$11,912	$19,174	$(3,017)	$4,299

Cost of sales	33.4%	29.8%	24.1%	23.8%	57.6%	47.4%
Operating wages	30.3%	30.8%	37.7%	37.4%	10.9%	11.3%
Other operating	15.6%	15.6%	18.3%	18.1%	8.8%	8.2%
S,G&A	11.4%	11.8%	8.5%	7.6%	18.9%	24.1%
Depreciation and amortization	5.5%	4.9%	6.1%	5.3%	3.9%	3.9%
Impairment of assets held for sale	1.1%	0.0%	0.3%	0.0%	3.3%	0.0%

Operating income (loss) from continuing operations	2.7%	7.1%	5.0%	7.8%	–3.3%	5.2%

Sales

Consolidated net sales from continuing operations increased 0.9% to $332.6 million for the three months ended October 25, 2013, compared to $329.6 million in the corresponding period last year. The net sales increase was comprised of an increase of $8.8 million in BEF Foods segments’ net sales, partially offset by a decrease of $5.8 million in Bob Evans Restaurants. Bob Evans Restaurants experienced a same-store sales decline of 1.9% for the three months ended October 25, 2013, compared to a same-store sales increase of 1.0% in the three months ended October 26, 2012, with unfavorable traffic, partially offset by favorable menu mix and pricing.

Bob Evans Restaurants’ net sales decreased $5.8 million, a 2.4% decrease, in the three months ended October 25, 2013, compared to the corresponding period last year. The decrease in net sales in the three months ended October 25, 2013, was primarily the result of a decline in same store sales of 1.9% and six restaurants closed since the corresponding period last year. Those closed restaurants accounted for approximately 0.6% of the decline. Additionally, sales declined as a result of an increase in closed restaurant days resulting from our acceleration of the Farm Fresh Refresh remodel initiative and an increase in promotional activity, which is a reduction of net sales. The increased promotional activity was designed to drive traffic to restaurants and was partially offset by reductions to media advertising, which is recorded in the other operating expense line item. Our closed restaurant days increased to 411 days in the three months ended October 25, 2013, compared to 290 closed restaurant days in the corresponding period last year. We expect our closed restaurant days to decrease in the latter half of fiscal 2014, as the

Farm Fresh Refresh remodel initiative is expected to be completed. The average number of closed restaurant days per remodeled restaurant is expected to decrease to five days in the latter half of fiscal 2014 from seven days in the first half of fiscal 2014 reflecting the mix of restaurant building types.

Same-store sales computations for a given year are based on net sales of restaurants that are open for at least 18 months prior to the start of that year. Net sales of restaurants to be rebuilt are excluded for all periods in the same-store sales computation when construction of the replacement building commences. Net sales of closed restaurants are excluded from the same-store sales computation in the period in which the restaurants are closed; with the exception of closed restaurant days for restaurants undergoing the Farm Fresh Refresh remodel initiative, which are included in the same-store sales base.

The following chart summarizes the restaurant openings and closings during the last six quarters for Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2014
1st quarter	560	1	1	560
2nd quarter	560	1	—	561

Fiscal 2013
1st quarter	565	2	2	565
2nd quarter	565	—	—	565
3rd quarter	565	—	—	565
4th quarter	565	—	5	560

In the three months ended October 25, 2013, we opened one new Bob Evans Restaurant and remodeled 66 existing locations. Our Farm Fresh Refresh remodeling initiative is designed to drive dine-in sales and expand high growth layers, such as bakery, catering and carryout sales. We continue to focus on improvement of same-store sales at Bob Evans Restaurants and believe our broad sales layer initiatives offer value and menu innovation across the breakfast, lunch and dinner day parts, which are key to this focus. We offer $9.99 Three-Course Dinners, $20 Family Meals-to-Go and our $5 Carryout-to-Go. In December 2013 we introduced a $7.99 Platform. We expect to complete the Farm Fresh Refresh remodeling initiative for all Bob Evans Restaurants during fiscal 2014, except for the six general store-format restaurants which we have decided to exclude from the Farm Fresh Refresh program. We expect to open up to four new restaurants in fiscal 2014, of which two have already opened and one more is expected to open in December 2013, and up to 10 new restaurants in fiscal 2015.

The BEF Foods segment experienced a sales increase of $8.8 million, or 10.6%, in the three months ended October 25, 2013, compared to the corresponding period last year. The increase in net sales in the three months ended October 25, 2013 was primarily due to the higher selling prices of sausage compared to the corresponding period last year. Total pounds sold increased 0.2% in the three months ended October 25, 2013 compared to the corresponding period last year. During the first quarter of the fiscal year, the buyer of Mimi’s Café notified the Company they were terminating their supply agreement with BEF Foods. Excluding the reduction in pounds associated with this termination, the Company believes pounds sold would have increased approximately 6% year over year.

We believe there are opportunities to increase product volume through accelerating product innovation, the expansion of production facilities, expanding our selection of food products at each distribution point, insourcing additional Bob Evans Restaurants needs and through acquisitions. The insourcing relationship not only benefits the BEF Foods segment through potential increases in total pounds sold, it also offers consistency to our guests, reduces product preparation time and helps insulate Bob Evans Restaurants from arbitrary price increases from outside suppliers.

On May 29, 2012, we announced an additional phase to our plant optimization initiatives with the plan to close our ready-to-eat manufacturing plant in Bidwell, Ohio, and our soup and gravy manufacturing plant in Springfield, Ohio. We plan to cease operations at these two facilities in the third quarter of fiscal 2014. We will consolidate the volume in Sulphur Springs, Texas, as part of that plant’s expansion.

Our expansions of our Lima, Ohio and our Sulphur Springs, Texas, production facilities were completed during the second quarter of fiscal 2014. We expect to see continued efficiencies and growth in our refrigerated side dish and pre-cooked food products. We anticipate the efficiencies gained will enable us to focus on product innovation for future growth and margin improvements.

On September 27, 2013, we announced the closure of our food production plant in Richardson, Texas, reducing our fresh sausage plant network to two facilities to optimize our fresh sausage production network.

Cost of Sales

Consolidated cost of sales (cost of materials) from continuing operations was 33.4% of net sales in the three months ended October 25, 2013, compared to 29.8% of net sales in the corresponding periods a year ago.

Bob Evans Restaurants’ cost of sales (predominantly food costs) was 24.1% of net sales for the three months ended October 25, 2013, compared to 23.8% of net sales, respectively in the corresponding period a year ago. The increase in cost of sales as a percentage of net sales was due to increased discount activity, commodity cost increases and mix. The commodity cost increases were driven by bacon and other pork-related items, bakery, and poultry, partially offset by declines in beverages, and desserts.

BEF Foods’ cost of sales ratio was 57.6% of net sales in the three months ended October 25, 2013, compared to 47.4% of net sales in the corresponding period a year ago. The increase was due primarily to the $9.0 million increase in sow costs. Sow costs averaged $77.33 per hundredweight, in the three months ended October 25, 2013, compared to $43.22 per hundredweight, in the corresponding period last year.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) from continuing operations were 30.3% of net sales in the three months ended October 25, 2013, compared to 30.8% of net sales in the corresponding period last year.

Bob Evans Restaurants’ operating wages were 37.7% of net sales in the three months ended October 25, 2013, compared to 37.4% of net sales, in the corresponding period last year. Operating wages were higher than expected as a percentage of net sales, due to sales deleverage, increased discount activity and cost to implement work force management system.

In BEF Foods, operating wages were 10.9% of net sales for the three months ended October 25, 2013, compared to 11.3% of net sales in the corresponding period last year. The decrease in the operating wages ratio was primarily due to sales leverage.

Other Operating Expenses

Consolidated other operating expenses from continuing operations were 15.6% of net sales for the three months ended October 25, 2013, the same as in the corresponding period last year. Approximately 85% of other operating expenses in the three months ended October 25, 2013, occurred in Bob Evans Restaurants. The most significant components of other operating expenses were utilities, restaurant supplies, restaurant advertising, non-income based taxes, repairs and maintenance, credit/debit/gift card processing fees, rent and preopening expenses related to our Farm Fresh Refresh remodeling initiative, and new restaurant openings.

Bob Evans Restaurants’ other operating expenses were 18.3% of net sales for the three months ended October 25, 2013, compared to 18.1% of net sales in the corresponding period last year. The increase in the other operating expense ratio was a result of increases in restaurant supplies and preopening expenses as part of our Farm Fresh Refresh remodeling initiative, and sales deleverage.

BEF Foods’ other operating expenses ratio was 8.8% of net sales for the three months ended October 25, 2013, compared to 8.2% of net sales in the corresponding period last year. The increase in the other operating expense ratio was due primarily to increased production volume.

Selling, General and Administrative Expenses (“S,G&A”)

Consolidated S,G&A expenses from continuing operations were 11.4% of net sales for the three months ended October 25, 2013, compared to 11.8% of net sales in the corresponding period last year. The most significant components of consolidated S,G&A expenses are non-restaurant wages and fringe benefits, transportation costs, impairment and restructuring and severance costs.

Bob Evans Restaurants’ S,G&A expenses were $20.5 million or 8.5% of net sales for the three months ended October 25, 2013, compared to $18.8 million or 7.6% of net sales in the corresponding period last year. The increase in SG&A expenses as a percent of net sales is due to a $1.1 million increase of corporate overhead allocation as a result of the Company providing transition services to Mimi’s Café at less than cost; $1.1 million of additional professional fees, including $0.8 million of costs related to strengthening the Company’s internal processes and controls over financial reporting; and $0.4 million in incremental travel and training expense related to the roll-out of the new workforce management program. These incentives were partially offset by reductions in the Company’s performance-based compensation program of approximately $1.0 million and SG&A cost savings initiatives.

BEF Foods’ S,G&A expenses were $17.4 million or 18.9% of net sales for the three months ended October 25, 2013, compared to $20.1 million or 24.1% of net sales in the corresponding period last year, a decrease of $2.7 million for the three months ended October 25, 2013. The decrease in SG&A expenses is due to a $2.4 million reduction in severance and retention payments, a $1.0 million reduction in acquisition related costs, and $0.2 million of reductions in the Company’s performance based incentive compensation programs partially offset by $0.7 million of additional professional fees, including $0.3 million of costs primarily related to strengthening the Company’s internal processes and controls over financial reporting and a dispute with a side-dish supplier; a $0.5 million increase of corporate overhead allocation as a result of the Company providing transition services to Mimi’s Café at less than cost; and $0.1 million related to ERP implementation.

Depreciation and Amortization

Consolidated depreciation and amortization expenses (“D&A”) from continuing operations were 5.5% of net sales for the three months ended October 25, 2013, compared to 4.9% of net sales in the corresponding period last year.

Bob Evans Restaurants’ D&A expenses were 6.1% of net sales for the three months ended October 25, 2013, compared to 5.3% of net sales in the corresponding period last year. The increase in the D&A ratio is a result of an increase in depreciable assets related to Bob Evans Restaurants’ Farm Fresh Refresh remodeling initiative and new restaurant development. We remodeled 66 existing Bob Evan Restaurants in the second quarter ended October 25, 2013 as part of our Farm Fresh Refresh remodeling initiative through six months of fiscal 2014. We also opened one new restaurant during the second fiscal quarter ended October 25, 2013. We expect to complete the Farm Fresh Refresh remodeling initiative for all Bob Evans Restaurants during fiscal 2014, except for the six general store-format restaurants which we have decided to exclude from the Farm Fresh Refresh program. We expect to expand our new restaurant opening program in fiscal 2015 with an evolved design and upgraded site selection process intended to drive average unit volumes in excess of our current average unit volume.

BEF Foods’ D&A expenses were 3.9% of net sales for the three months ended October 25, 2013, compared to 3.9% of net sales in the corresponding period last year.

Impairment of Assets Held for Sale

We assess the carrying value of our goodwill, other intangible assets and long-lived assets whenever circumstances indicate that a decline in value may have occurred.

On September 27, 2013, we announced our plans to close our food production plant in Richardson, Texas. Based on the estimated value of the facility, we determined the long-lived asset group’s then-current carrying value of $8.1 million was greater than the fair value of $5.1 million (the selling price less estimated selling costs). This resulted in a pretax non-cash assets held for sale impairment charge in the BEF Foods segment of $3.0 million during the three months ended October 25, 2013. The long-lived asset group related to this plant is valued at fair value and reflected as held for sale on our consolidated balance sheets.

During October, 2013, we sold 27 of the 29 nonoperating restaurant properties that were impaired in the first quarter of fiscal 2014, as a result of a signed purchase agreement. The remaining two properties are anticipated to close during the third quarter of fiscal 2014. Based on the anticipated selling price of the remaining two properties, a pretax noncash assets held for sale impairment charge was taken for $0.8 million.

Interest

Net interest expense for the three months ended October 25, 2013, compared to the corresponding period last year was as follows:

	Three Months Ended
(in thousands)	October 25, 2013	October 26, 2012

Gross interest expense:
Fixed-rate debt	$65	$1,495
Variable-rate debt	1,021	352
Capitalized interest	(227)	(178)

Total interest expense	859	1,669
Gross interest income
Accretion	(419)	—
Other	(300)	(196)

Total interest income	(719)	(196)

Net interest expense (income)	$140	$1,473

At October 25, 2013, $318.2 million and $0.8 million was outstanding on our variable-rate revolving credit facility and on our other long-term debt, respectively. The other long-term debt represents an interest-free loan of $1.0 million due ten years from the date of borrowing, with no prepayment penalty that we obtained in the second quarter of fiscal 2013. We have imputed interest on the long-term debt based on our current borrowing rate.

A change in market interest rates will impact our credit facility when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $3.2 million, assuming the $318.2 million outstanding at the end of the three months ended October 25, 2013, was outstanding for the entire year.

Taxes

Our effective income tax rate for continuing operations was 28.6% and 33.9% for the three months ended October 25, 2013, and the corresponding period last year, respectively.

The decrease in the effective income tax rate for the second quarter of fiscal 2014 as compared to the corresponding period a year ago is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips and Work Opportunity Tax Credits due to lower earnings before income taxes.

On a full year basis, we anticipate our effective rate to be between 30% and 31%. Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective income tax rate for the entire fiscal year and includes the impact of discrete items for the quarter.

Loss From Discontinued Operations

We sold Mimi’s Café, previously reported as an industry segment, to Le Duff in the fourth quarter of fiscal 2013. As part of the sale, we entered into a transition services agreement with Le Duff whereby we provide corporate support services and a supply agreement whereby we provide food products. The transition services agreement was originally expected to expire in December of 2013 and the supply agreement was originally expected to expire in February of 2014.

In accordance with FASB ASC 205-20, Discontinued Operations, there is an assessment period for one year after a component has been disposed of, whereby an entity must reassess if they have significant continuing cash flows or significant continuing involvement in the operations of the component after the disposal to assess if the segment should be classified as continuing operations. As a result of having significant continuing cash flows, due to the two agreements noted above, the Mimi’s Café industry segment was not initially presented within discontinued operations. On July 23, 2013, the Company received a notice from SWH Mimi’s Café, LLC that it was terminating this supply agreement with BEF Foods, Inc. The transition services agreement timing did not change significantly and the agreement for some services will continue through the middle of January 2014. As a result of this termination notice, the Company determined they no longer had significant cash flows from Mimi’s Café operations, thus Mimi’s Café should be presented within discontinued operations for all years presented in the financial statements, effective with the Form 10-Q filed for the three months ended July 26, 2013.

As of October 25, 2013, we recorded a loss, net of income tax, from discontinued operations, of $0.1 million in the Consolidated Statements of Net Income. For the prior year, the loss from discontinued operations, net of tax was $3.2 million.

Discontinued operations only include the revenues and expenses that are specifically identified with Mimi’s Café and excludes any allocation of corporate costs, including general and administrative expenses, which represent $0.7 million for the three months ended October 26, 2012. The general and administrative expenses excluded from the loss on discontinued operations were reallocated to our Bob Evans Restaurants and BEF Foods segments for $0.5 million and $0.2 million, respectively, for the three months ended October 26, 2012, in the S,G&A expenses line of the Consolidated Statements of Net Income.

Six Months Ended October 25, 2013 as Compared to Six Months Ended October 26, 2012

The following table reflects data for the six months ended October 25, 2013, compared to the prior year’s six months ended October 26, 2012. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The table also includes data for our two segments – Bob Evans Restaurants and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

(in thousands)	Consolidated Results		Bob Evans Restaurants		BEF Foods
	Q2 YTD 2014	Q2 YTD 2013	Q2 YTD 2014	Q2 YTD 2013	Q2 YTD 2014	Q2 YTD 2013
		(recast & adj.)		(recast & adj.)		(recast & adj.)
Net sales	$662,049	$652,996	$485,051	$494,268	$176,998	$158,728
Operating income (loss)	$20,894	$48,601	$18,394	$36,452	$2,500	$12,149

Cost of sales	32.6%	30.0%	24.4%	23.9%	54.8%	49.0%
Operating wages	30.6%	31.1%	37.7%	37.6%	11.1%	10.6%
Other operating	15.6%	15.7%	18.0%	18.2%	8.8%	8.0%
S,G&A	10.9%	11.0%	8.2%	7.6%	18.4%	21.3%
Depreciation and amortization	5.4%	4.8%	6.0%	5.3%	3.7%	3.5%
Impairment of assets held for sale	1.9%	0.0%	1.9%	0.0%	1.7%	0.0%

Operating income (loss) from continuing operations	3.2%	7.4%	3.8%	7.4%	1.4%	7.7%

Sales

Consolidated net sales from continuing operations increased 1.4% to $662.0 million for the six months ended October 25, 2013, compared to $653.0 million in the corresponding period last year. The net sales increase was comprised of a decrease of $9.2 million and an increase of $18.3 million in Bob Evans Restaurants and BEF Foods segments’ net sales, respectively. Bob Evans Restaurants experienced a same-store sales decline of 1.3% compared to a same-store sales increase of 1.0% in the six months ended October 25, 2013, and October 26, 2012, respectively, with unfavorable traffic, partially offset by favorable menu mix.

Bob Evan’s Restaurants’ net sales decreased $9.2 million, a 1.9% decrease, in the six months ended October 25, 2013, compared with the corresponding period last year. The decrease in net sales was primarily the result of a 1.3% same store sales decrease and six restaurants closed since the corresponding period last year. The closed restaurants account for approximately 0.6% of the decrease. Additionally, sales declines as a result of an increase in closed restaurant days resulting from our acceleration of the Farm Fresh Refresh remodel initiative and an increase in promotional activity, which is a reduction to gross sales. Our closed restaurant days reached 849 days compared to 544 days in the corresponding period last year.

The increased promotional activity was designed to drive traffic to restaurants, and was partially offset by reductions to media advertising, which is recorded in the other operating expenses line item. We expect our closed restaurant days to decrease in the latter half of fiscal 2014, as the expected Farm Fresh Refresh remodel initiative ends. The average number of closed restaurant days, per remodeled restaurant is expected to decrease to five days in the latter half of fiscal 2014 from seven days in the first half of fiscal 2014 reflecting the mix of restaurant building types.

Same-store sales computations for a given year are based on net sales of restaurants that are open for at least 18 months prior to the start of that year. Net sales of restaurants to be rebuilt are excluded for all periods in the same-store sales computation when construction commences on the replacement building. Net sales of closed restaurants are excluded from the same-store sales computation in the period in which the restaurants are closed with the exception of closed restaurant days for restaurants undergoing the Farm Fresh Refresh remodel initiative, which are included in the same-store sales base.

During the six months ended October 25, 2013, we opened two new Bob Evans Restaurants, closed one restaurant damaged by a sink hole, and remodeled 126 existing locations. Our Farm Fresh Refresh remodeling initiative is designed to drive dine-in sales and expand high-growth sales layers, such as bakery, catering and carryout sales. We continue to focus on improvement of same-store sales at Bob Evans Restaurants and believe our broad sales layer initiatives offer value and menu innovation across the breakfast, lunch and dinner day parts, which are key to this focus. We offer $9.99 Three-Course Dinners, $20 Family Meals-to-Go and our $5 Soups and Sides Carryout-to-Go. In December 2013, we introduced $7.99 value platform. We expect to complete the Farm Fresh Refresh remodeling initiative for all Bob Evans Restaurants during fiscal 2014, except for the six general store-format restaurants, which we have decided to exclude from the Farm Fresh Refresh program. We expect to open up to four new restaurants in fiscal 2014, of which two have already opened and one more is expected to open in December 2013, and up to 10 new restaurants in fiscal 2015.

The BEF Foods segment experienced a sales increase of $18.3 million, or 11.5%, during the six months ended October 25, 2013, compared to the corresponding period last year. The increase in net sales in the six months ended October 25, 2013, is a result of pricing and an increase in total pounds sold. Total pounds sold increased 6.0% in the six months ended October 25, 2013. The increase in net sales was partially offset by a $2.2 million increase in promotional expenses compared to the corresponding period last year, which are a reduction from gross sales to net sales.

We believe there are opportunities to increase product volume through accelerating product innovation, the expansion of production facilities, expanding our selection of food products at each distribution point, insourcing additional Bob Evans Restaurants needs and acquisitions. The insourcing relationship not only benefits the BEF Foods segment through potential increases in total pounds sold, it also offers consistency to our restaurant guests, reduces product preparation and helps insulate Bob Evans Restaurants from arbitrary price increases from outside suppliers.

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

Our expansion of our Lima, Ohio, and our Sulphur Springs, Texas, production facilities were completed during the second quarter of fiscal 2014. We expect to see continued efficiencies and growth in our refrigerated side dishes and pre-cooked food products. We anticipate the efficiencies gained will enable us to continue our focus on product innovation for future growth and margin improvements.

On September 27, 2013, we announced the closure of our food production plant in Richardson, Texas, reducing our fresh sausage plant network to two facilities to optimize our fresh sausage production network.

Cost of Sales

Consolidated cost of sales (cost of materials) was 32.6% of net sales in the six months ended October 25, 2013, compared to 30.0% of net sales in the corresponding period a year ago.

Bob Evans Restaurants’ cost of sales (predominantly food costs) was 24.4% of net sales for the six months ended October 25, 2013, compared to 23.9% of net sales in the corresponding period a year ago. The Bob Evans Restaurants’ cost of sales ratio increased due to commodity cost increases, primarily driven by bacon and other pork-related items. We responded to these commodity cost increases late in the first quarter of fiscal 2014 by designing an updated menu that focuses on higher margin items, such as beverages, breakfasts and less costly proteins, primarily poultry. The cost of sales ratio was also negatively impacted by the increased promotional activity, which is reflected as a reduction of gross sales.

BEF Foods’ cost of sales ratio was 54.8% of net sales in the six months ended October 25, 2013, compared to 49.0% of net sales in the corresponding period a year ago. The increase in the BEF Foods’ cost of sales ratio was due primarily to higher sow costs, an increase of $11.1 million, partially offset by the effect of the Lima, Ohio, plant acquisition. Prior to the acquisition of the Lima, Ohio plant, substantially all costs related to acquiring product from the Lima, Ohio, plant were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition, as an owned facility, rather than as a co-packer, labor costs are included in operating wages; and utilities, freight, and hauling costs are included in other operating expenses. Sow costs averaged $70.79 per hundredweight, in the six months ended October 25, 2013, compared to $47.96 per hundredweight, in the corresponding period last year.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wages were 30.6% of net sales in the six months ended October 25, 2013, compared to 31.1% of net sales in the corresponding period last year.

Bob Evans Restaurants’ operating wages were 37.7% of net sales in the six months ended October 25, 2013, compared to 37.6% of net sales, in the corresponding period last year. The operating wages ratio in the six months ended October 25, 2013, increased as a percentage of sales due to implementation costs for the new workforce management program, sales deleverage from same-store sales declines and increased promotional activity.

In BEF Foods, operating wages were 11.1% of net sales for the six months ended October 25, 2013, compared to 10.6% of net sales in the corresponding period last year. The increase in the operating wages ratio was due to additional operating wages and fringe benefits associated with our acquisition of the Lima, Ohio, plant, early in the second quarter of fiscal 2013. Prior to the acquisition of the Lima, Ohio plant, substantially all costs related to acquiring product from the Lima, Ohio plant were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition of the Lima, Ohio plant, as an owned facility rather than a supplier, Lima, Ohio’s labor costs were included in operating wages, resulting in an increase in operating wages.

Other Operating Expenses

Consolidated other operating expenses were 15.6% of net sales for the six months ended October 25, 2013, compared to 15.7% of net sales in the corresponding period last year. Approximately 85% of other operating expenses in the six months ended October 25, 2013, occurred in Bob Evans Restaurants. The most significant components of other operating expenses were utilities, restaurant advertising, restaurant supplies, rent, non-income based taxes, repairs and maintenance, credit/debit/gift card processing fees, preopening expenses related to our Farm Fresh Refresh remodeling initiative and new restaurant openings.

Bob Evans Restaurants’ other operating expenses were 18.0% of net sales for the six months ended October 25, 2013, compared to 18.2% of net sales in the corresponding period last year. The decrease in the other operating expense ratio was a result of a reduction in advertising expenses, which were reallocated to increased promotional activity that is reflected as a reduction in gross sales. These declines in other operating expenses were partially offset by increases in restaurant supplies and preopening expenses as part of our Farm Fresh Refresh remodeling initiative.

BEF Foods’ other operating expenses ratio was 8.8% of net sales for the six months ended October 25, 2013, compared to 8.0% of net sales in the corresponding period last year. The increase in the other operating expense ratio was due primarily to additional other operating expenses associated with our acquisition of the Lima, Ohio, plant early in the second quarter of fiscal 2013 and volume-related increases in production supplies. Prior to the acquisition of the Lima, Ohio, plant, substantially all costs related to acquiring product from the Lima, Ohio, plant, were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition of the Lima, Ohio, plant, as an owned facility rather than a supplier, cost of materials are still included in inventories and cost of sales, however, other production costs are included in other operating expenses.

Selling, General and Administrative Expenses

Consolidated S,G&A expenses were 10.9% of net sales for the six months ended October 25, 2013, compared to 11.0% of net sales in the corresponding period last year. The most significant components of consolidated S,G&A expenses are non-restaurant wages and fringe benefits, transportation costs, impairment and restructuring and severance costs.

Bob Evans Restaurants’ S,G&A expenses were 8.2% of net sales for the six months ended October 25, 2013, compared to 7.6% of net sales in the corresponding period last year. The increase in SG&A expenses is due to $2.1 million increase of corporate overhead allocation as a result of the Company providing transition services to Mimi’s Café at less than cost; $1.8 million of additional professional expenditures primarily related to ongoing material weakness and remediation related activities; and $0.6 million in incremental travel and meeting expense related to the roll-out of the new workforce management program. These increases were partially offset by reductions in the performance-based incentive plan match of approximately $1.0 million and SG&A cost savings initiatives.

BEF Foods’ S,G&A expenses were 18.4% of net sales for the six months ended October 25, 2013, compared to 21.3% of net sales in the corresponding period last year. The decrease in SG&A is due to a $2.2 million reduction in severance and restructuring charges, $1.4 million reduction in mergers and acquisition related expenses partially offset by a $0.9 million increase of corporate overhead allocation as a result of the Company providing transition services to Mimi’s Café at less than cost, $0.7 million of additional professional expenditures primarily related to strengthening the Company’s internal processes and controls over financial reporting and a dispute with a supplier and $0.4 million related to the ongoing ERP implementation.

Depreciation and Amortization

Consolidated D&A was 5.4% of net sales for the six months ended October 25, 2013, compared to 4.8% of net sales in the corresponding period last year.

Bob Evans Restaurants’ D&A expenses were 6.0% of net sales for the six months ended October 25, 2013 compared to 5.3% of net sales in the corresponding period last year. The increase in the D&A ratio is a result of an increase in depreciable assets related to Bob Evans Restaurants Farm Fresh Refresh remodeling initiative and new restaurant development. We remodeled 126 restaurants as part of our Farm Fresh Refresh remodeling initiative through six months of fiscal 2014. We also opened two new restaurant in the six months ended October 25, 2013. We expect to complete the Farm Fresh Refresh remodeling initiative for all Bob Evans Restaurants during fiscal 2014, except for the six general store-format restaurants, which we have decided to exclude from the Farm Fresh Refresh program. We believe our new restaurant opening program in fiscal 2015, with an evolved design and upgraded site selection process, will drive average unit volumes in excess of our current average unit volume and are targeting up to ten new units.

BEF Foods’ D&A expenses were 3.7% of net sales for the six months ended October 25, 2013, compared to 3.5% of net sales in the corresponding period last year. The increase in the D&A expense ratio is due primarily to additional depreciation expense associated with our acquisition of the Lima, Ohio, plant early in the second quarter of fiscal 2013.

Impairment of Assets Held for Sale

We assess the carrying value of our goodwill, other intangible assets and long-lived assets whenever circumstances indicate that a decline in value may have occurred.

On September 27, 2013, we announced plans to close our food production plant in Richardson, Texas. Based on the estimated value of the facility, we determined that the long-lived asset group’s then-current carrying value of $8.1 million was greater than the fair value of $5.1 million (the selling price less estimated selling costs). This resulted in a pretax non-cash assets held for sale impairment charge in the BEF Foods segment of $3.0 million during the six months ended October 25, 2013. The long-lived asset group related to this plant is valued at fair value and reflected as held for sale on our consolidated balance sheets.

Based on our purchase agreement, effective July 25, 2013, and subject to customary due diligence, to sell nonoperating property, plant and equipment at 29 restaurant locations for $3.5 million, we determined that indicators of impairment existed during the six months ended October 25, 2013.

During October, 2013, we sold 27 of the 29 nonoperating properties that were impaired in the first quarter of fiscal 2014 as a result of a signed purchase agreement. The remaining two properties are anticipated to close during the third quarter of fiscal 2014. Based on the anticipated selling price, a pretax noncash assets held for sale impairment charge was taken for $9.4 million in the Bob Evans Restaurants segment for the six months ended October 25, 2013.

Interest

Net interest expense for the six months ended October 25, 2013, compared to the corresponding period last year, was as follows:

	Six Months Ended
(in thousands)	October 25, 2013	October 26, 2012

Gross interest expense:
Fixed-rate debt	$130	$3,558
Variable-rate debt	1,860	482
Capitalized interest	(437)	(315)

Total interest expense	1,553	3,725
Gross interest income:
Accretion	(1,081)	—
Other	(488)	(196)

Total interest income	(1,569)	(196)

Net interest (income) expense	$(16)	$3,529

At October 25, 2013, $318.2 million and $0.8 million was outstanding on our variable-rate revolving credit facility and on our other long-term debt, respectively. The other long-term debt represents an interest-free loan of $1.0 million due ten years from the date of borrowing, with no prepayment penalty that we obtained in the second quarter of fiscal 2013. We have imputed interest on the long-term debt based on our current borrowing rate.

A change in market interest rates will impact our credit facility when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $3.2 million, assuming the $318.2 million outstanding at the end of the three months ended October 25, 2013, was outstanding for the entire year.

Taxes

Our effective income tax rate for continuing operations was 30.0% and 33.9% for the six months ended October 25, 2013, and the corresponding period last year, respectively.

The decrease in the effective income tax rate for the six months ended October 25, 2013, as compared to the corresponding period a year ago is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips and Work Opportunity Tax Credits due to lower earnings before income taxes.

On a full-year basis, we anticipate our effective rate to be between 30% and 31%. Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective income tax rate for the entire fiscal year and includes the impact of discrete items for the year-to-date period.

Loss From Discontinued Operations

We sold Mimi’s Café, previously reported as an industry segment, to Le Duff in the fourth quarter of fiscal 2013. As part of the sale, we entered into a transition services agreement with Le Duff. whereby we provide corporate support services and a supply agreement whereby we provide food products. The transition services agreement was originally expected to expire in December of 2013 and the supply agreement was originally expected to expire in February of 2014.

In accordance with FASB ASC 205-20, Discontinued Operations, there is an assessment period for one year after a component has been disposed of, whereby an entity must reassess if they have significant continuing cash flows or significant continuing involvement in the operations of the component after the disposal to assess if the segment should be classified as continuing operations. As a result of having significant continuing cash flows, due to the two agreements noted above, the Mimi’s Café industry segment was not initially presented within discontinued operations. On July 23, 2013, the Company received a notice from SWH Mimi’s Café, LLC that it was terminating its supply agreement with BEF Foods, Inc. The transition services agreement timing did not change significantly and the agreement for some services will continue through the middle of January 2014. As a result of this termination notice, the Company determined it no longer had significant cash flows from Mimi’s Café operations, thus Mimi’s Café should be presented within discontinued operations for all years presented in the financial statements, effective with the Form 10-Q filed for the three months ended July 26, 2013.

For the six months ended October 25, 2013, our recast Consolidated Statements of Net Income present a loss, net of tax, from discontinued operations, of $0.1 million. The prior year loss from discontinued operations, net of tax, was $3.4 million.

Discontinued operations only include the revenues and expenses that are specifically identified with Mimi’s Café and excludes any allocation of corporate costs, including general and administrative expenses, which represent $1.3 million for the six months ended October 26, 2012. The general and administrative expenses excluded from the loss on discontinued operations were reallocated to our Bob Evans Restaurants and BEF Foods segments in the amount of $1.0 million and $0.3 million, respectively, for the six months ended October 26, 2012.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operating activities and the borrowing capacity under our $450.0 million variable-rate revolving credit facility with a consortium of banks, which expires in December 2016. As of October 25, 2013, we had outstanding borrowings of $318.2 million under our credit facility and $13.4 million was reserved for certain standby letters of credit – the remaining $118.4 million was available for liquidity purposes. As of October 25, 2013, cash and equivalents totaled $4.9 million. As of December 20, 2013 borrowings under our credit facility were $397.0 million and our cash equivalents totaled $81.3 million.

Historically, our working capital requirements have been minimal; overall, our current liabilities (excluding credit facility borrowings) have generally exceeded our current assets (excluding cash and equivalents). This favorable working capital position results from transacting substantially all of our Bob Evans Restaurants segment sales for cash or third-party credit or debit cards; the relatively short trade credit terms with our BEF Foods customers as well as most of our major suppliers and distributors; and the quick turnover of our inventories in both of our business segments.

In fiscal year 2014, capital expenditures are expected to approximate $175.0 million to $200.0 million, of which $117.7 million has been incurred during the first six months. These expenditures primarily relate to plant expansions for BEF Foods; the accelerated Farm Fresh Refresh remodel program for Bob Evans Restaurants; the opening of four new Bob Evans Restaurants; completion of our new corporate campus facilities; and the implementation of an ERP system. During fiscal year 2013, capital expenditures totaled $124.3 million.

During the first six months of fiscal year 2014, we have paid quarterly cash dividends of $0.275 per share in June 2013 and of $0.31 per share in September 2013. Our Board of Directors has recently declared a quarterly cash dividend of $0.31 per share payable on December 16, 2013, to shareholders of record at the close of business on December 2, 2013. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends will be at the discretion of our Board of Directors.

Our Board of Directors has authorized stock repurchases of up to $225.0 million for fiscal year 2014, of which $75.5 million has been expended during the first six months to repurchase 1.4 million shares of our common stock. The remaining $149.5 million authorization is expected to be expended during the second half of this fiscal year. During fiscal year 2013, stock repurchases totaled $63.1 million.

To ensure sufficient liquidity to fund the increased amounts of anticipated capital expenditures during fiscal year 2014 and stock repurchases anticipated during this and future fiscal years, along with any other corporate needs, we are currently negotiating an amendment to our existing credit facility. If completed, the pending amendment, would initially increase our borrowing capacity from $450.0 million to $750.0 million, with an accordion feature that would enable our borrowing capacity to be expanded up to $1.05 billion in the future, subject to the terms and conditions of the final agreement. The various agreements are subject to final lender approvals and normal conditions for closing. We expect the final agreements to be executed during the third quarter of fiscal 2014. If not completed as expected, our stock repurchases during the second half of this fiscal year would likely have to be reduced significantly in order to maintain a prudent liquidity position.

Operating activities

Net cash provided by operating activities was $71.2 million and $31.5 million for the six months ended October 25, 2013, and October 26, 2012, respectively. The increase in cash provided by operating activities was primarily due to federal and state income tax refunds received and reduced estimated tax payments during the six months ended October 25, 2013. Additional tax refunds are expected to be received during the second half of this fiscal year resulting from corporate conversions implemented during December 2012 and reduced taxable income during fiscal year 2013.

Investing activities

Cash used in investing activities was $111.9 million and $93.5 million for the six months ended October 25, 2013, and October 26, 2012, respectively.

The increase in investing activities was primarily due to an increase in capital expenditures of $70.9 million, partially offset by the $53.2 million incurred during the six months ended October 26, 2012, for the acquisition of the Lima, Ohio production facility. Capital expenditures increased during the six months ended October 25, 2013, primarily due to the expansions of our Lima, Ohio and Sulphur Springs, Texas, plants which were announced in May 2012; the Farm Fresh Refresh remodeling of 126 Bob Evans Restaurant locations as compared to 81 in the prior year period; and completion of our new corporate campus headquarters which was announced in February 2011.

Financing activities

Cash provided by financing activities was $36.8 million and $21.1 million for the six months ended October 25, 2013, and October 26, 2012, respectively. The increase in the cash provided by financing activities was primarily due to the following:

a)	increased net borrowings of $17.0 million under our credit facility. Net borrowings of $116.8 million during the six months ended October 25, 2013, principally funded our increased capital expenditures and stock repurchases. Net borrowings of $99.8 million during the six months ended October 26, 2012, principally funded our acquisition of Kettle Creations and scheduled maturities of long-term debt.

b)	the payment of scheduled maturities on our private placement notes of $38.6 million during the six months ended October 26, 2012;

c)	larger net proceeds from issuances of common stock primarily under stock-based compensation programs during the six months ended October 25, 2013;

d)	partially offset by the additional purchases of treasury stock of $47.5 million during the six months ended October 25, 2013, pursuant to the stock repurchase programs authorized by our Board of Directors.

Contractual obligations

Future payments on our contractual obligations and outstanding indebtedness as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 26, 2013, has increased primarily due to increased borrowings under our credit facility.

Off-Balance Sheet Arrangements

As of October 25, 2013, we have not entered into any “off-balance sheet” arrangements, as that term is described by the Securities and Exchange Commission.

Proposed Accounting Standards

The Financial Accounting Standards Board periodically issues Accounting Standard Updates, some of which require implementation by a date falling within or after the close of the fiscal year. As of October 25, 2013, there are no new Accounting Standard Updates expected to affect our consolidated financial statements.

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

Discontinued Operations

In accordance with FASB ASC 205-20, we use a single accounting model to account for all long-lived assets to be disposed of (by sale, abandonment, or distribution to owners). This includes asset disposal groups meeting the criteria for presentation as a discontinued operation. The criteria for reporting discontinued operations are as follows: 1) the Company has disposed of a component of their business or has met the held-for-sale criteria, 2) there are no ongoing operations or cash flows of the component and 3) the Company will not have continuing involvement in the operations of the component after the disposal transaction. A long-lived asset group classified as held for sale is measured at the lower of its carrying value or fair value less cost to sell. We classify the results of operations of a component classified as held for sale in discontinued operations in the period in which they occur, less applicable income taxes.

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

A change in market interest rates will impact our credit facility when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $3.2 million, assuming the $318.2 million outstanding at the end of the three months ended October 25, 2013, was outstanding for the entire year.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

As previously disclosed in our Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 25, 2013, management concluded that there was a material weakness in internal control over financial reporting related to the calculation of impairment of assets held for sale, a complex transaction and infrequent event. Remedial actions have been implemented to address these controls, including adherence to existing control procedures and implementation of enhanced controls related to review and oversight of complex transactions and infrequent events. As new controls are still being implemented and others have not been in place long enough to provide sufficient assurances to support the conclusion that the identified material weakness has been fully remediated, management concluded that, as of October 25, 2013, there was a material weakness in internal controls over financial reporting related to the review and oversight of complex transactions and infrequent events.

As previously disclosed in Item 9A of our Form 10-K for the year ended April 26, 2013, management concluded that there was a material weakness in internal control over financial reporting related to deferred income tax accounting. Remedial actions have been implemented to address these controls, including adherence to existing control procedures and implementation of enhanced controls related to the reconciliation of deferred income tax accounts. As new controls are still being implemented and others have not been in place long enough to provide sufficient assurances to support the conclusion that the identified material weakness has been fully remediated, management concluded that, as of October 25, 2013, there was a material weakness in internal controls over financial reporting related to the reconciliation of deferred income tax accounts.

During the second quarter ended October 25, 2013, in conjunction with the implementation of enhanced procedures relating to our on-going remediation plan referenced above and our ERP system implementation, management identified prior period errors related to income taxes and property, plant and equipment. The errors relate primarily to the calculation of income taxes related to complex transactions; incorrectly calculating gain on sale of land; and under recording of depreciation expense related to certain restaurant plant and equipment. The most significant impact of the errors relate to periods prior to fiscal year 2011.

Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified corrections are immaterial to the Company’s individual prior period consolidated financial statements for fiscal year 2013, 2012 and 2011; however, the cumulative correction of the prior period errors would be material to our current year consolidated net income. Consequently, we have restated the consolidated balance sheets at July 26, 2013, April 26, 2013, and April 27, 2012, the consolidated statement of net income for the three months ended July 26, 2013, the three and six months ended October 26, 2012, the years ended April 26, 2013, April 27, 2012, and April 29, 2011, and the consolidated statement of cash flows for the three months ended July 26, 2013, the six months ended October 26, 2012, the years ended April 26, 2013, April 27, 2012 and April 29, 2011, appearing herein. The restated balances differ from amounts previously reported to correct the prior period adjustments. As a result of analyzing the nature and cause of the restatement, management concluded that there was a new material weakness in internal controls over financial reporting related to property plant and equipment accounting. We will continue our on-going actions to enhance controls and remediate existing material weaknesses (relating to complex transactions and infrequent events and the reconciliation of deferred income tax accounts), as well as our new material weakness related to property, plant and equipment accounting.

Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended October 25, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

With the participation of our management, including Bob Evans’ principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon evaluation, Bob Evans’ principal executive officer and principal financial officer have concluded that because of the material weakness in internal controls over financial reporting related to the review and oversight of complex transactions and infrequent events, the material weakness in internal controls over financial reporting related to the reconciliation of deferred income tax accounts and the material weakness in internal controls over financial reporting related to property, plant and equipment accounting, disclosures controls and procedures were not effective.

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

In August 2012, a former Bob Evans Restaurant employee filed an action against Bob Evans Farms, Inc. (“Bob Evans”) in the United States District Court for the Southern District of Ohio (the “Ohio District Court”). The lead plaintiff alleged that Bob Evans violated the Fair Labor Standards Act by failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers. Thirteen other former employees have since opted into the case, although three have subsequently withdrawn (including the original lead plaintiff). The Court has since approved the substitution of another former employee as the lead plaintiff. Plaintiffs filed a motion for conditional certification, Bob Evans filed a motion in opposition to the same, and the Ohio District Court granted conditional certification on December 5, 2013. The proceedings remain in the early stages with significant uncertainty as to factual issues, outcome of legal proceedings and likely number of opt-in plaintiffs and/or damages claimed. Accordingly, we are unable to estimate a range of reasonably possible losses for this matter. We do not believe, however, based on currently available information, that the outcome of this matter will have a material adverse effect on our financial condition, though an adverse outcome could be material to our results of operations for a particular period. We believe the claims are without merit and intend to vigorously contest the action.

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 26, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We repurchased 1,240,257 shares of our common stock for $68.6 million during the three months ended October 25, 2013.

On June 18, 2013, the Board of Directors authorized a stock repurchase program of up to $25.0 million.

On August 16, 2013, the Board of Directors authorized an additional stock repurchase program of up to $150.0 million for the period ending on April 25, 2014. On December 4, 2013, the Board of Directors increased the authorization for the current stock repurchase program to $225.0 million for the period ending on April 25, 2014. Since $75.5 million had been expended, $149.5 million remains authorized.

This program will repurchase shares pursuant to a Section 10b-18 and Section 10b5-1 Plans. The Company can also repurchase stock in the open market or through privately negotiated transactions.

Period	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
7/27/13-8/23/13	202,881	$50.04	202,881	$132,907,924
8/24/13-9/20/13	251,500	53.98	251,500	119,329,533
9/21/13-10/25/13	785,876	57.04	785,876	99,507,034

Total	1,240,257	$55.27	1,240,257

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.	OTHER INFORMATION.

Not Applicable

ITEM 6.	EXHIBITS.

SEE INDEX TO EXHIBITS ON PAGE 44.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.

Date: December 26, 2013	By:	/s/ Steven A. Davis

Steven A. Davis
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 26, 2013	By:	/s/ Paul F. DeSantis

Paul F. DeSantis*
Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

Date: December 26, 2013	By:	/s/ Sylvester J. Johnson

Sylvester J. Johnson*
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

*	Messrs. DeSantis and Johnson have been duly authorized to sign on behalf of the Registrant as its principal financial officer and its principal accounting officer, respectively.

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated October 25, 2013

Bob Evans Farms, Inc.

Exhibit No.	Description	Location

10.1*	Bob Evans Farms, Inc. Amended and Restated 2010 Equity And Cash Incentive Plan, Amended and Restated Effective August 21, 2013	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.‘s Form 8-K filed August 23, 2013 (File No. 0-1667)

10.2*	Severance Agreement and General Release dated September 17, 2013 with Harvey Brownlee	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.‘s Form 8-K/A filed September 17, 2013 (File No. 0-1667)

10.3*	Offer of Employment Letter with Sylvester J. Johnson dated September 17, 2013 (Principal Accounting Officer)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.‘s Form 8-K filed September 25, 2013 (File No. 0-1667)

10.4*	Severance Agreement and General Release dated October 16, 2013 with Richard Green	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.‘s Form 8-K/A filed October 18, 2013 (File No. 0-1667)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement