Form 10-Q
period 2014-01-24
BOB EVANS FARMS INC
filed 2014-03-04
CIK 33769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2014

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

(Address of principal executive offices Zip Code)

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

As of February 21, 2014, the registrant had 24,687,893 common shares outstanding.

BOB EVANS FARMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	Unaudited
	January 24, 2014	April 26, 2013
		(recast & adj.)
Assets
Current Assets
Cash and equivalents	$5,409	$9,010
Accounts receivable, net	36,034	33,958
Inventories	24,133	22,491
Deferred income taxes	18,512	13,089
Federal and state income taxes	55,079	63,900
Prepaid expenses	4,117	5,232
Current assets held for sale	4,431	—

Total Current Assets	147,715	147,680
Property, Plant and Equipment	1,567,229	1,465,144
Less accumulated depreciation	701,109	676,758

Net Property, Plant and Equipment	866,120	788,386
Other Assets
Deposits and other	8,468	6,624
Long-term note receivable	15,716	13,815
Long-term investments	31,588	29,723
Goodwill	19,634	19,634
Other intangible assets	3,309	3,427
Long-term assets held for sale	—	10,706

Total Other Assets	78,715	83,929

	$1,092,550	$1,019,995

Liabilities and Stockholders’ Equity
Current Liabilities
Credit facility borrowings	$372,829	$201,433
Accounts payable	22,567	23,058
Accrued property, plant and equipment purchases	6,064	11,078
Accrued non-income taxes	16,668	16,346
Accrued wages and related liabilities	24,803	30,219
Self-insurance	22,256	21,072
Deferred revenue	17,167	12,915
Other accrued expenses	29,461	24,763

Total Current Liabilities	511,815	340,884
Long-Term Liabilities
Deferred compensation	36,133	32,140
Federal and state income taxes	9,604	9,443
Deferred income taxes	42,157	38,601
Deferred rent and other	6,318	6,391
Long-term debt	831	816

Total Long-Term Liabilities	95,043	87,391
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000 shares; issued 42,638 shares at January 24, 2014, and April 26, 2013	426	426
Capital in excess of par value	223,898	215,593
Retained earnings	840,306	844,312
Treasury stock, 16,952 shares at January 24, 2014, and 15,220 shares at April 26, 2013, at cost	(578,938)	(468,611)

Total Stockholders’ Equity	485,692	591,720

	$1,092,550	$1,019,995

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME

UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
		(recast & adj.)		(recast & adj.)
Net Sales	$340,132	$343,321	$1,002,181	$996,317
Cost of sales	117,751	113,955	337,345	313,739
Operating wage and fringe benefit expenses	102,422	102,946	304,790	305,743
Other operating expenses	49,081	48,610	148,039	147,294
Selling, general and administrative expenses	40,832	40,638	113,176	112,149
Depreciation and amortization expense	22,092	17,023	57,603	48,642
Impairment of assets held for sale	—	—	12,380	—

Operating Income	7,954	20,149	28,848	68,750
Net interest expense	875	7,451	859	10,980

Income From Continuing Operations Before Income Taxes	7,079	12,698	27,989	57,770
Provision (benefit) for income taxes	1,002	(12,381)	7,283	2,918

Income From Continuing Operations	6,077	25,079	20,706	54,852
Loss from discontinued operations, net of income taxes	(354)	(80,219)	(488)	(83,572)

Net Income (Loss)	$5,723	$(55,140)	$20,218	$(28,720)

Earnings Per Share—Income from Continuing Operations:
Basic	$0.23	$0.90	$0.77	$1.94
Diluted	$0.23	$0.89	$0.77	$1.94
Loss Per Share—Loss from Discontinued Operations:
Basic	$(0.01)	$(2.87)	$(0.02)	$(2.96)
Diluted	$(0.01)	$(2.85)	$(0.02)	$(2.95)
Earnings (Loss) Per Share—Net Income:
Basic	$0.22	$(1.97)	$0.75	$(1.02)
Diluted	$0.22	$(1.96)	$0.75	$(1.01)

Cash Dividends Paid Per Share	$0.310	$0.275	$0.895	$0.800

Weighted Average Shares Outstanding
Basic	26,336	27,994	26,970	28,203
Dilutive Stock Options	41	142	93	142

Diluted	26,377	28,136	27,063	28,345

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	(in thousands)
	Nine Months Ended
	January 24, 2014	January 25, 2013
		(recast & adj.)
Operating activities:
Net income (loss)	$20,218	$(28,720)
Less loss from discontinued operations	488	83,572

Income from continuing operations	20,706	54,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,603	48,642
Loss on disposal/impairment of fixed assets	16,504	3,324
Gain on long-term investments	(1,865)	(494)
Deferred compensation	26	755
Stock-based compensation expense	5,165	5,528
Deferred income taxes	(1,867)	13,282
Deferred rent	(73)	223
Changes in current assets and current liabilities:
Accounts receivable	(2,076)	(10,642)
Inventories	(1,642)	(3,210)
Prepaid expenses	1,116	(2,555)
Accounts payable	(491)	(7,333)
Federal and state income taxes	8,982	(35,844)
Accrued wages and related liabilities	(5,416)	(2,917)
Self-insurance	1,184	(165)
Accrued non-income taxes	322	903
Deferred revenue	4,252	5,401
Other accrued expenses	3,228	16,447

Net cash provided by operating activities	105,658	86,197
Investing activities:
Purchase of property, plant and equipment	(157,275)	(70,767)
Acquisition of business	—	(53,208)
Proceeds from sale of property, plant and equipment	6,900	9,744
Purchase of long-term investments	—	(314)
Deposits and other	209	(1,514)

Net cash used in investing activities	(150,166)	(116,059)
Financing activities:
Cash dividends paid	(24,220)	(22,538)
Net increase in credit facility borrowings	171,396	189,031
Proceeds from debt	—	1,000
Payments of debt issuance costs	(2,039)	—
Principal payments on long-term debt	—	(135,716)
Repurchase of common stock	(114,049)	(36,902)
Proceeds from issuance of stock awards	12,866	3,725
Cash paid for shares net settled related to stock-based compensation	(4,691)	(1,998)
Excess tax benefits from stock-based compensation	2,132	295

Net cash provided by (used in) financing activities	41,395	(3,103)
Net cash used in continuing operations	(3,113)	(32,965)
Net cash (used in) provided by operating activities of discontinued operations	(488)	9,858
Net cash used in investing activities of discontinued operations	—	(5,306)

Net cash (used in) provided by discontinued operations	(488)	4,552
Cash and equivalents at the beginning of the period	9,010	32,846

Cash and equivalents at the end of the period	$5,409	$4,433

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

Unaudited Consolidated Financial Statements: The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by U.S. generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. The fiscal year 2013 financial statements have been recast in accordance with Accounting Standards Codification (“ASC”) 205-20-55 to recognize the Mimi’s Café operations within discontinued operations and to recognize assets held for sale. See Note 2 for additional information. Additionally, the consolidated statements of net income, consolidated balance sheets and consolidated statements of cash flows have been adjusted for prior years and first quarter errors related to property, plant and equipment, deferred income taxes and federal and state income tax receivables and other individually less significant items. This was disclosed in our Form 10-Q filed for the three and six month periods ended October 25, 2013. No other significant changes have occurred in the financial disclosures made in our Form 10-K for the fiscal year ended April 26, 2013 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements). Throughout the Unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements, dollars are in thousands, except per share amounts.

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

During the third quarter of the current year, a correction of an error of $1,466 related to depreciation of property, plant and equipment was recorded. The error was identified in our continuing efforts to remediate our internal controls over financial reporting related to property, plant and equipment accounting and relates to the first and second quarters of the current year. The correction of $1,466 will have no impact on the estimated fiscal 2014 results, the trend of earnings and is considered immaterial in relation to the consolidated financial statements as a whole for the quarterly period ended October 25, 2013, and the quarterly period ended July 26, 2013.

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

Goodwill and Other Intangible Assets: Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $19,634 as of January 24, 2014, and April 26, 2013. Other intangible assets were $3,309 and $3,427 as of January 24, 2014, and April 26, 2013, respectively. The goodwill and intangible assets are related to the BEF Foods segment. Of the $3,309 of intangible assets, $2,761 represents trademark assets and trained workforce intangibles that are not subject to amortization and $548 represents definite-lived non-compete agreements that are amortized on a straight-line basis over the estimated economic life of five years. Goodwill and trademark intangible assets are tested for impairment at the beginning of the fourth quarter each year or on a more frequent basis when events occur or circumstances change between the annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value.

Earnings Per Share: Basic earnings-per-share computations are based on the weighted-average number of shares of common stock outstanding during the period presented in accordance with ASC 260. Diluted earnings-per-share calculations reflect the assumed exercise and conversion of employee stock options.

The numerator in calculating both basic and diluted earnings per share for each period was reported net income. The denominator was based on the weighted-average number of common shares outstanding.

Stock-Based Compensation: We account for stock-based compensation in accordance with the Stock Compensation topic of ASC 718. Accordingly, stock-based compensation awards are measured on the fair value of the award on the grant date and are recognized over the vesting period of the award on a straight-line basis.

Reporting Segments: We have two business segments: Bob Evans Restaurants and BEF Foods. See Note 4 for detailed segment information.

Long-term Investments: Long-term investments include assets held under certain deferred compensation arrangements, which primarily represent the cash surrender value of company-owned life insurance policies. An offsetting liability for the amount of the cash surrender value of company-owned life insurance is included in the deferred compensation liability amount on the Consolidated Balance Sheets. Purchases of company-owned life insurance policies are recorded as investing activities within the statement of cash flows. Long term investments totaled $31,588 and $29,723 as of January 24, 2014, and April 26, 2013, respectively. Change in the cash surrender value for these investments is reflected within the “Selling, general and administrative expenses” line (“SG&A”) in the Consolidated Statements of Net Income, and resulted in gains of $1,092 and $1,869 in the three and nine months ended January 24, 2014, and gains of $295 and $812 in the three and nine months ended January 25, 2013, respectively.

Financial Instruments: The fair value of our financial instruments (other than long-term debt) approximated their carrying value at January 24, 2014. See Note 8. We do not use derivative financial instruments for speculative purposes.

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

Reclassification: In order to conform with our current period presentation, we reclassified $4,018 of carryout supplies expense incurred in the first and second quarter of fiscal 2014 and $2,606 and $6,572 of carryout supplies expense incurred in the three and nine months ended January 25, 2013, respectively, from the operating expenses line to the cost of sales line on the Consolidated Statements of Net Income. We believe that carryout supplies are better classified as a cost of sales expense rather than an other operating expense.

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

2. Discontinued Operations

We sold Mimi’s Café, previously disclosed as a reporting segment, to SWH Mimi’s Café Holding Company, Inc., a wholly owned subsidiary of Le Duff America, Inc. (“Le Duff”), in the fourth quarter of fiscal 2013. As part of the sale, we entered into a transition services agreement with Le Duff whereby we provided corporate support services and a supply agreement whereby we provided food products. The transition services agreement was originally expected to expire in December 2013, and the supply agreement was originally expected to expire in February 2014.

In accordance with FASB ASC 205-20, Discontinued Operations, there is an assessment period for one year after a component has been disposed of, whereby an entity must reassess if they have significant continuing cash flows or significant continuing involvement in the operations of the component after the disposal to assess if the segment should be classified as continuing operations. As a result of having significant continuing cash flows, due to the two agreements noted above, the Mimi’s Café reporting segment was not initially presented within discontinued operations. On July 23, 2013, the Company received a notice from SWH Mimi’s Café, LLC that it was terminating this supply agreement with BEF Foods, Inc. The transition services agreement timing did not change significantly and expired in January 2014. As a result of this termination notice, the Company determined that it no longer had significant cash flows from Mimi’s Café operations, thus Mimi’s Café should be presented within discontinued operations for all years presented in the financial statements, effective with the Form 10-Q filed for the three months ended July 26, 2013.

We recorded a loss from discontinued operations, net of income taxes, of $354 and $488 for the three months and nine months ended January 24, 2014, respectively. For the three months and nine months ended January 25, 2013, we recorded a loss from discontinued operations, net of income taxes, of $80,219 and $83,572, respectively.

Discontinued operations only include the revenues and expenses that are specifically identified with Mimi’s Café, and excludes any allocation of corporate costs, including general and administrative expenses, which represented $793 and $2,133 in the three and nine months ended January 25, 2013, respectively.

The results of Mimi’s Café consist of the following:

	(in thousands)		(in thousands)
	Three Months Ended		Nine Months Ended
	Jan. 24, 2014	Jan. 25, 2013	Jan. 24, 2014	Jan. 25, 2013
Net sales	$—	$91,119	$—	$258,715

Loss from discontinued operations before income taxes	$(461)	$(67,590)	$(641)	$(73,149)
(Benefit) provision for income taxes	(107)	12,629	(153)	10,423

Loss from discontinued operations, net of income taxes	$(354)	$(80,219)	$(488)	$(83,572)

3. Stock-Based Compensation

Stock-based compensation expense for continuing operations, included in S,G&A within the Consolidated Statements of Net Income, was $1,587 and $2,152 for the three months ended January 24, 2014, and January 25, 2013, respectively, and $5,165 and $5,528 for the nine months ended January 24, 2014, and January 25, 2013, respectively.

4. Reporting Segments

Information on our reporting segments is summarized as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	Jan. 24, 2014	Jan. 25, 2013	Jan. 24, 2014	Jan. 25, 2013
		(recast & adj.)		(recast & adj.)
Sales:
Bob Evans Restaurants	$240,506	$245,494	$725,557	$739,762
BEF Foods	103,485	105,517	287,523	279,331
Intersegment net sales of food products	(3,859)	(7,690)[1]	(10,899)	(22,776)[2]

Subtotal of BEF Foods	99,626	97,827	276,624	256,555

Total	$340,132	$343,321	$1,002,181	$996,317

Operating income:
Bob Evans Restaurants	$6,578	$16,988	$24,972	$53,440
BEF Foods	1,376	3,161	3,876	15,310

Total	$7,954	$20,149	$28,848	$68,750

[1]	Intersegment net sales of food products includes $4,072 of sales to discontinued operations
[2]	Intersegment net sales of food products includes $11,435 of sales to discontinued operations

5. Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The effective income tax rate for continuing operations was 14.2% for the three months ended January 24, 2014, versus (97.5%) in the corresponding period a year ago. The Company’s effective income tax rate for continuing operations was 26.0% for the nine months ended January 24, 2014, versus 5.1% for the corresponding period a year ago. The quarterly rate is less than expected due to the impact that the reduction in our projected full year earnings had on our full year effective tax rate.

The change in tax rates over the prior years are primarily attributable to the tax impact of a corporate conversion implemented during the third quarter of fiscal 2013 and the reduction of book income for impairment charge of Mimi’s Café, which resulted in the Company recording a significant benefit for the fiscal year 2013. Tax expense on the third quarter pretax loss based on a forecasted annual negative effective tax rate resulted from a one-time permanent tax benefit on the conversion of Mimi’s Café.

During the third quarter of the current year, a correction of an error related to a Pre-Filing Agreement filed with the Internal Revenue Service was recorded. The error was identified during the return preparation process and related to an event recorded in the year ending April 26, 2013. The correction of the error of $862 is not expected to be material to the estimated results for fiscal 2014, nor expected to affect the trend of earnings and is considered immaterial in relation to the consolidated financial statements as a whole for fiscal year 2014.

6. Debt

On January 2, 2014, we entered into a $750,000 Revolving Credit Facility Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement represents a syndicated secured revolving credit facility under which up to $750,000 will be available, with a letter of credit sub-facility of $50,000, and an accordion option to increase the revolving credit commitment to $1,050,000. It is secured by the stock pledges of certain material subsidiaries. This agreement replaced our existing variable-rate revolving credit facility. Borrowings under the Credit Agreement bear interest, at Borrower’s option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 1.00% to 2.00% per annum for LIBOR, and ranging from 0.00% to 1.00 % per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.0%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. We incurred financing costs of $2,068 associated with this refinancing, which along with previous unamortized debt financing costs of $760 are being amortized over five years.

The Credit Agreement has a Leverage Ratio covenant and a Coverage Ratio financial covenant. The Company was in compliance with the applicable ratio requirements and other covenants at January 24, 2014. Our effective interest rate for the Credit Agreement is 1.57% and 1.50% respectively for the three and nine months ended January 24, 2014. Of our total Credit Agreement, $13,399 is reserved for certain stand-by letters of credit. As of January 24, 2014, we had $372,829 outstanding on the Credit Agreement. The Credit Agreement has a maturity date of January 1, 2019. The primary purposes of the Credit Agreement are for trade and stand-by letters of credit in the ordinary course of business as well as working capital, refinancing of existing indebtedness, if any, capital expenditures, joint ventures and acquisitions, stock repurchases and other general corporate purposes.

On August 28, 2012, we obtained an interest-free loan of $1,000, due ten years from the date of borrowing, with no prepayment penalty. We have imputed interest based on our current borrowing rate. The loan provided funds to assist with the construction costs of our new corporate headquarters. This loan is considered a Level 2 fair value input. See Note 8.

7. Restructuring and Severance Charges

We recorded pretax restructuring and severance charges in continuing operations totaling $1,288 and $1,492 for the three months ended January 24, 2014, and January 25, 2013, respectively, and $4,370 and $6,234 for the nine months ended January 24, 2014, and January 25, 2013, respectively. These costs, reflected in S,G&A, related to organizational realignments and closures of production facilities. Additionally, we reduced stock compensation expense by $453 as an offset to our restructuring charges.

In May 2012, we announced our intention to close BEF Foods production plants in Springfield and Bidwell, Ohio. The action to close the food production facilities is intended to increase efficiency by consolidating production to our high capacity food production facility in Sulphur Springs, Texas.

On September 27, 2013, we announced the closure of our food production plant in Richardson, Texas, reducing our fresh sausage plant network to two facilities that have sufficient capacity to optimize our fresh sausage distribution network to meet our volume needs.

As of January 24, 2014, we anticipate that we will incur and pay an additional $777 related to restructuring and severance charges incurred in BEF Foods segment. These additional severance charges will be recognized based on completion of required service.

The components of the restructuring and severance charges are summarized below by reporting segment for the nine months ended January 24, 2014, and January 25, 2013:

	Bob Evans Restaurants	BEF Foods	Total
Balance, April 26, 2013	$1,260	$2,560	$3,820
Restructuring and severance charges incurred	1,838	2,532	4,370
Adjustments	(131)	—	(131)
Amounts paid	(2,380)	(3,410)	(5,790)

Balance, January 24, 2014	$587	$1,682	$2,269

	Bob Evans Restaurants	BEF Foods	Total
Balance, April 27, 2012	$—	$—	$—
Restructuring and severance charges incurred	1,050	5,184	6,234
Amounts paid	(982)	(3,192)	(4,174)

Balance January 25, 2013	$68	$1,992	$2,060

8. Fair Value Measurements

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, we classify fair value measurements under the following fair value hierarchy:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are publicly accessible. Active markets have frequent transactions with enough volume to provide ongoing pricing information.

•	Level 2 inputs are other than level 1 inputs that are directly or indirectly observable. These can include unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical assets or liabilities in inactive markets or other observable inputs.

•	Level 3 inputs are unobservable inputs.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of the periods presented:

	(in thousands)
	January 24, 2014
	Total	Level 1	Level 2	Level 3
Assets
Cash and equivalents (1)	$5,409	$5,409	$—	$—
Short-term note receivable (2)	18	—	18	—
Long-term note receivable (3)	15,716	—	231	15,485

	$21,143	$5,409	$249	$15,485
Liabilities
Long-term debt(4)	$831	$—	$831	$—

	(in thousands)
	April 26, 2013
	Total	Level 1	Level 2	Level 3
Assets
Cash and equivalents (1)	$9,010	$9,010	$—	$—
Short-term note receivable (2)	18	—	18	—
Long-term note receivable (3)	13,815	—	245	13,570

	$22,843	$9,010	$263	$13,570
Liabilities
Long-term debt(4)	$816	$—	$816	$—

(1)	Cash and equivalents primarily represent cash deposits as well as credit card receivables that generally settle in less than three days.
(2)	Short-term note receivable is current portion of a note receivable from the sale of land with an interest rate of 7%.
(3)	Long-term note receivable includes a note receivable from the sale of land with an interest rate of 7% (Level 2), and a promissory note from SWH Mimi’s Café Holding Company, LLC that is valued using a discounted cash flow model (Level 3).
(4)	The fair value of our interest-free long-term debt is based on the current interest rates offered for similar instruments. This loan provided funds to assist with the construction costs of our new corporate headquarters.

The following table presents the activity related to level 3 fair value measurements for the periods presented:

(in thousands) January 24, 2014
Long-term note receivable
Carrying value at the beginning of the period	$13,570
Plus:
Accretion (1)	1,500
Interest, net realized/unrealized gains (1)	415

Carrying value at the end of the period	$15,485
(in thousands) April 26, 2013
Long-term note receivable
Carrying value at the beginning of the period	$—
Note from SWH Mimi’s Café Holding Company, LLC.	13,570

Carrying value at the end of the period	$13,570

(1)	Reflected in the line “Net interest expense” in the Consolidated Statements of Net Income.

We use our weighted average cost of capital as the discount rate to value the promissory note from SWH Mimi’s Café Holding Company, LLC, which is an unobservable input. A reasonable change in this discount rate would not have a significant impact on the fair value of the promissory note.

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis, including, long-lived assets that have been reduced to fair value when they are held for sale and long-lived assets that are written down to fair value when they are impaired.

We evaluate the carrying amount of long-lived assets held and used in the business periodically and when events and circumstances warrant such a review, to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the estimated fair value of the asset or asset group. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using our weighted average cost of capital, and is recorded in S,G&A. The estimation of future cash flows requires significant estimates of factors that include future restaurant activities, sub-lease estimates and real estate appraisals. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The inputs to determine the fair value are considered level 3 measurements.

Based on our purchase agreement, effective July 25, 2013, and subject to customary due diligence, to sell nonoperating property, plant and equipment at 29 locations for $3,450, we determined that indicators of impairment existed during the three months ended July 26, 2013, for our held for sale asset group. As a result of signing the purchase agreement, we determined that the long-lived asset group’s then-current carrying value of $11,969 was greater than the fair value (the selling price less estimated selling costs). This resulted in pretax noncash assets held for sale impairment charges in the Bob Evans Restaurants business segment of $9,380 incurred during the first and second quarters of fiscal 2014. These impairment charges are included in the “Impairment of assets held for sale” line in the Consolidated Statements of Net Income and the fair value of the remaining assets are included in the “Current assets held for sale” line in the consolidated balance sheets, as of October 25, 2013. Upon being classified as held for sale, depreciation ceased for these assets.

As of January 24, 2014, we have closed on the sale of 28 of the 29 nonoperating properties.

On September 27, 2013, we announced our plans to close our food production plant in Richardson, Texas. Based on the estimated value of the facility, we determined that the long-lived asset group’s then-current carrying value of $8,111 was greater than the fair value of $5,111 (the selling price less estimated selling costs). This resulted in a pretax, noncash assets held for sale impairment charge in the BEF Foods segment of $3,000 during the three months ended October 25, 2013. The long-lived asset group related to this plant is included at its fair value in the “Current assets held for sale” line in the consolidated balance sheets, as of October 25, 2013. Upon being classified as held for sale, depreciation ceased for these assets.

To be consistent with current period presentation, we have reclassified the assets for three nonoperating locations and the Richardson plant to the “Long-term assets held for sale” line in the consolidated balance sheets as of April 26, 2013.

In January 2014 we incurred noncash asset impairment charges of $1,769 in the Bob Evans Restaurant segment, a result of current profitability trends at five restaurant locations. These impairment charges are recorded in the SG&A line on the Consolidated Statement of Income. We use our weighted average cost of capital as the discount rate in our fair value measurements for the impairment charges incurred in the third quarter. A reasonable change in this discount rate would not have a significant impact on these fair value measurements.

The following table represents impairments for those assets re-measured to fair value on a non-recurring basis:

	(in thousands)
	Impairments				Impairments
	Three Months Ended				Nine Months Ended
	January 24, 2014		January 25, 2013		January 24, 2014		January 25, 2013
Bob Evans Restaurants
Assets held for use	$1,769	[1]	$2,371	[2]	$4,133	[3]	$3,598	[6]
Assets held for sale	—				9,380	[4]
BEF Foods
Assets held for sale	$—		$—		$3,000	[5]	$—

[1]	$1,769 relates to impairment of five operating locations
[2]	$1,717 and $654 relate to impairment of three operating and five nonoperating locations respectively
[3]	$4,133 relates to impairment of seven operating locations
[4]	$9,380 relates to impairment of 29 nonoperating locations
[5]	$3,000 relates to impairment of one nonoperating location
[6]	$1,717 and $1,881 relate to impairment of three operating and six nonoperating locations respectively

9. Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits and other matters arising out of the normal course of business. We are of the opinion that there are no matters pending or threatened that are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.

In August 2012, a former Bob Evans Restaurant employee filed an action against Bob Evans Farms, Inc. (“Bob Evans”) in the United States District Court for the Southern District of Ohio (the “Ohio District Court”). The lead plaintiff alleged that Bob Evans violated the Fair Labor Standards Act by failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers. Thirteen other former employees have since opted into the case, although three have subsequently withdrawn (including the original lead plaintiff). The Court has since approved the substitution of another former employee as the lead plaintiff. Plaintiffs filed a motion for conditional certification, Bob Evans filed a motion in opposition to the same, and the Ohio District court granted conditional certification on December 5, 2013. The proceedings remain in the early stages with significant uncertainty as to factual issues, outcome of legal proceedings and likely number of opt-in plaintiffs and/or damages claimed. We do not believe based on currently available information, that the outcome of this matter will have a material adverse effect on our financial condition, though an adverse outcome could be material to our results of operations for a particular period. We believe the claims are without merit and intend to vigorously contest the action.

10. Supplemental Cash Flow Information

Cash paid for income taxes and interest for the nine months ended January 24, 2014, and January 25, 2013, is summarized as follows:

	(in thousands) Nine Months Ended
	January 24, 2014	January 25, 2013
Income taxes paid, net	$1,221	$33,170

Interest paid	$3,031	$11,439

Non cash investing activities is summarized as follows:
	(in thousands) Nine Months Ended
	January 24, 2014	January 25, 2013
Accretion of long-term note receivable	$1,500	$—

11. Subsequent Events

On February 25, 2014, the Board of Directors authorized a stock repurchase program for Fiscal 2015 of up to $100,000. The Fiscal 2015 program will authorize the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions.

On February 25, 2014, the Board of Directors approved a quarterly cash dividend of $0.310 per share, payable on March 24, 2014, to shareholders of record at the close of business on March 10, 2014.

We announced on March 4, 2014, a strategic realignment and reduction of personnel at Bob Evans Restaurants, BEF Foods and at our corporate office as part of our comprehensive plan to reduce SG&A expense and deliver on our commitment of 300 to 350 basis points of margin improvement by fiscal year 2018.

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

As of January 24, 2014, we owned and operated 562 Bob Evans Restaurants in 19 states. Bob Evans Restaurants are primarily located in the Midwest, Mid-Atlantic and Southeast regions of the United States. Revenue in the Bob Evans Restaurants segment is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption.

We sold Mimi’s Café, previously disclosed as a reporting segment, to SWH Mimi’s Café Holding Company, Inc., a subsidiary of Le Duff America, Inc. (“Le Duff”) in the fourth quarter of fiscal 2013. As part of the sale, we entered into a transition services agreement with Le Duff America, Inc. where we provided corporate support services and a supply agreement where we provided food products. The transition services agreement was originally expected to expire in December of 2013 and the supply agreement was originally expected to expire in February of 2014.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, there is an assessment period for one year after a component has been disposed of, whereby an entity must reassess if they have significant continuing cash flows or significant continuing involvement in the operations of the component after the disposal upon the occurrence of a triggering event. As a result of having significant continuing cash flows, due to the two agreements noted above, the Mimi’s Café business segment was not initially presented within discontinued operations. On July 23, 2013, the Company received a notice from SWH Mimi’s Café, LLC that it was terminating the supply agreement with BEF Foods, Inc. The transition services agreement timing did not change significantly and expired in January 2014. As a result of this termination notice, the Company determined that they no longer had significant cash flows from Mimi’s Café operations, thus Mimi’s Café should be presented within discontinued operations for all years presented in the financial statements, effective with the Form 10-Q filed for the three months ended July 26, 2013. The fiscal year 2013 financial statements have been appropriately recast to reflect the Mimi’s Café operations within discontinued operations.

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

Three Months Ended January 24, 2014 as Compared to Three Months Ended January 25, 2013

The following table reflects data for the three months ended January 24, 2014, compared to the prior year’s three months ended January 25, 2013. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The table also includes data for our two segments – Bob Evans Restaurants and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Consolidated Results		Bob Evans Restaurants		BEF Foods
(in thousands)	Q3 2014	Q3 2013	Q3 2014	Q3 2013	Q3 2014	Q3 2013
		(recast & adj.)		(recast & adj.)		(recast & adj.)
Net sales	$340,132	$343,321	$240,506	$245,494	$99,626	$97,827
Operating income	$7,954	$20,149	$6,578	$16,988	$1,376	$3,161
Cost of sales	34.6%	33.2%	26.1%	25.3%	55.3%	52.9%
Operating wages	30.1%	30.0%	37.8%	37.5%	11.6%	11.1%
Other operating	14.4%	14.2%	16.7%	16.6%	8.9%	7.9%
S,G&A	12.0%	11.8%	9.4%	8.1%	18.3%	21.2%
Depreciation and amortization	6.5%	5.0%	7.3%	5.5%	4.6%	3.6%

Operating income from continuing operations	2.3%	5.9%	2.7%	6.9%	1.4%	3.2%

Sales

Consolidated net sales from continuing operations decreased 0.9% to $340.1 million for the three months ended January 24, 2014, compared to $343.3 million in the corresponding period last year. The net sales decrease was comprised of an increase of $1.8 million in BEF Foods segments’ net sales, more than offset by a decrease of $5.0 million in Bob Evans Restaurants.

Bob Evans Restaurants’ net sales decreased $5.0 million, a 2.0% decrease, for the three months ended January 24, 2014, compared to the corresponding period last year. The decrease in net sales in the three months ended January 24, 2014, was primarily the result of a decline in same-store sales of 1.8% primarily due to severe winter weather conditions experienced during the quarter, compared to a same-store sales increase of 1.6% for the three months ended January 25, 2013. Additionally, six restaurants closed since the corresponding period last year, partially offset by sales from three new restaurants opened during fiscal 2014 and the majority of our restaurants being open on Thanksgiving in the third quarter 2014.

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

The following chart summarizes the restaurant openings and closings during the last seven quarters for Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2014
1st quarter	560	1	1	560
2nd quarter	560	1	—	561
3rd quarter	561	1	—	562
Fiscal 2013
1st quarter	565	2	2	565
2nd quarter	565	—	—	565
3rd quarter	565	—	—	565
4th quarter	565	—	5	560

In the three months ended January 24, 2014, we opened one new Bob Evans Restaurant and remodeled 39 existing locations. Our Farm Fresh Refresh remodeling initiative is designed to drive dine-in sales and expand high potential growth layers, such as carryout, catering and bakery sales. We continue to focus on improvement of same-store sales at Bob Evans Restaurants and believe our broad sales layer initiatives offer value and menu innovation across the breakfast, lunch and dinner day parts, which are key to this focus. We offer $9.99 Three-Course Dinners, $20 Family Meals-to-Go and our $5 Carryout-to-Go. In December 2013 we introduced a $7.99 Knife & Fork Sandwich value platform. We expect to complete the Farm Fresh Refresh remodeling initiative for all Bob Evans Restaurants during fiscal 2014, except for the six general store-format restaurants, which we have decided to exclude from the Farm Fresh Refresh program. We expect to open up to four new restaurants in fiscal 2014, of which three have already opened and one more is expected to open in the fourth quarter, and up to 10 new restaurants in fiscal 2015.

In the BEF Foods segment, we believe there are opportunities to increase product volume through accelerating product innovation, the expansion of production facilities, expanding our selection of food products at each distribution point, insourcing additional Bob Evans Restaurants needs and through acquisitions. The insourcing relationship not only benefits the BEF Foods segment through potential increases in total pounds sold, it also offers consistency to our guests, reduces product preparation time and helps insulate Bob Evans Restaurants from arbitrary price increases from outside suppliers.

The BEF Foods segment experienced a sales increase of $1.8 million, or 1.8%, in the three months ended January 24, 2014, compared to the corresponding period last year. The increase in net sales in the three months ended January 24, 2014, was primarily due to price increases driven by sow costs, partially offset by a decrease in pounds sold of 11.1%, which reflected the impact of a supplier dispute and start-up inefficiencies related to the expansion at the Sulphur Springs facility which temporarily impacted the segment’s food service sales and to a lesser extent, retail sales. During the first quarter of the fiscal year, the buyer of Mimi’s Café notified the Company they were terminating their supply agreement with BEF Foods.

The expansions of our Lima, Ohio, and our Sulphur Springs, Texas, production facilities were completed during the second quarter of fiscal 2014. We expect to see continued efficiencies and growth in our refrigerated side dish and precooked food products. We anticipate the efficiencies gained will enable us to focus on product innovation for future growth and margin improvements.

On September 27, 2013, we announced the closure of our food production plant in Richardson, Texas, reducing our fresh sausage plant network to two facilities to optimize our fresh sausage production network.

On May 29, 2012, we announced an additional phase to our plant optimization initiatives with the plan to close our ready-to-eat manufacturing plant in Bidwell, Ohio, and our soup and gravy manufacturing plant in Springfield, Ohio. We have ceased operations at these two facilities and have consolidated the volume in Sulphur Springs, Texas, as part of that plant’s expansion.

Cost of Sales

Consolidated cost of sales (cost of materials) from continuing operations was 34.6% of net sales in the three months ended January 24, 2014, compared to 33.2% of net sales in the corresponding period a year ago.

Bob Evans Restaurants’ cost of sales, predominantly food costs was 26.1% of net sales for the three months ended January 24, 2014, compared to 25.3% of net sales in the corresponding period a year ago. The increase in cost of sales as a percentage of net sales was primarily due to increased discount activity, commodity cost increases, mix and the severe winter weather. The commodity cost increases were driven by pork and beef items, partially offset by declines in beverages, and desserts.

BEF Foods’ cost of sales ratio was 55.3% of net sales in the three months ended January 24, 2014, compared to 52.9% of net sales in the corresponding period a year ago. The increase was due primarily to the $4.5 million increase in sow costs and start-up costs related to the expansion at our Sulphur Springs facility. Sow costs averaged $72.36 per hundredweight, in the three months ended January 24, 2014, compared to $58.72 per hundredweight, in the corresponding period last year.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wage and fringe benefit expenses (“operating wages”) from continuing operations were 30.1% of net sales in the three months ended January 24, 2014, compared to 30.0% of net sales in the corresponding period last year.

Bob Evans Restaurants’ operating wages were 37.8% of net sales in the three months ended January 24, 2014, compared to 37.5% of net sales, in the corresponding period last year. Operating wages were higher as a percentage of net sales due to inefficiency due to sales deleverage, the severe winter weather and increased discount activity, partially offset by savings from the workforce transformation initiatives.

In BEF Foods, operating wages were 11.6% of net sales for the three months ended January 24, 2014, compared to 11.1% of net sales in the corresponding period last year. The increase in the operating wages ratio was primarily due to an increase in wage expense, due to additional labor hours incurred as part of plant start-up costs related to the expansion at our Sulphur Springs facility, partially offset by a reduction in performance-based compensation.

Other Operating Expenses

Consolidated other operating expenses from continuing operations were 14.4% of net sales for the three months ended January 24, 2014, compared to 14.2% in the corresponding period last year. Approximately 82% of other operating expenses in the three months ended January 24, 2014, occurred in Bob Evans Restaurants. The most significant components of other operating expenses were utilities, restaurant advertising, non-income based taxes, restaurant supplies, repairs and maintenance, rent, credit/debit/gift card processing fees, snow removal and preopening expenses related to our Farm Fresh Refresh remodeling initiative, and new restaurant openings.

Bob Evans Restaurants’ other operating expenses were 16.7% of net sales for the three months ended January 24, 2014, compared to 16.6% of net sales in the corresponding period last year as a result of costs incurred due to severe winter weather.

BEF Foods’ other operating expenses were 8.9% of net sales for the three months ended January 24, 2014, compared to 7.9% of net sales in the corresponding period last year. The increase in the other operating expense ratio was due primarily to start-up costs related to the expansion at the Sulphur Springs facility and higher repairs and maintenance costs.

Selling, General and Administrative Expenses (“S,G&A”)

Consolidated S,G&A expenses from continuing operations were 12.0% of net sales for the three months ended January 24, 2014, compared to 11.8% of net sales in the corresponding period last year. The most significant components of consolidated S,G&A expenses were non-restaurant wages and fringe benefits, transportation costs, impairment and restructuring and severance costs.

Bob Evans Restaurants’ S,G&A expenses were 9.4% of net sales for the three months ended January 24, 2014, compared to 8.1% of net sales in the corresponding period last year. The increase in SG&A expenses as a percent of net sales is primarily due to $1.3 million in allocated professional fees, which includes costs related to strengthening the Company’s internal processes and controls over financial reporting and shareholder activism.

BEF Foods’ S,G&A expenses were 18.3% of net sales for the three months ended January 24, 2014, compared to 21.2% of net sales in the corresponding period last year. The decrease in SG&A expenses is due primarily to a $3.9 million reduction in advertising expenses, partially offset by $0.4 million of additional allocated professional fees, primarily related to strengthening the Company’s internal processes and controls over financial reporting and shareholder activism.

Depreciation and Amortization

Consolidated depreciation and amortization expenses (“D&A”) from continuing operations were 6.5% of net sales for the three months ended January 24, 2014, compared to 5.0% of net sales in the corresponding period last year.

Bob Evans Restaurants’ D&A expenses were 7.3% of net sales for the three months ended January 24, 2014, compared to 5.5% of net sales in the corresponding period last year. The increase in the D&A ratio is primarily the result of $2.5 million in depreciation expense due to an increase in depreciable assets related to Bob Evans Restaurants’ Farm Fresh Refresh remodeling initiative and new restaurant development. We remodeled 39 existing Bob Evan Restaurants in the third quarter ended January 24, 2014, as part of our Farm Fresh Refresh remodeling initiative. We also opened one new restaurant during the third quarter. We expect to complete the Farm Fresh Refresh remodeling initiative for all Bob Evans Restaurants during fiscal 2014, except for the six general store-format restaurants, which we have decided to exclude from the Farm Fresh Refresh program. We expect to expand our new restaurant opening program in fiscal 2015 with an evolved design and upgraded site selection process intended to drive average unit volumes in excess of our current average unit volume.

BEF Foods’ D&A expenses were 4.6% of net sales for the three months ended January 24, 2014, compared to 3.6% of net sales in the corresponding period last year. The increase in D&A ratio is primarily the result of an increase in depreciable assets related to our Lima, Ohio, and Sulphur Springs, Texas, plant expansions.

Interest

Net interest expense from continuing operations for the three months ended January 24, 2014, compared to the corresponding period last year was as follows:

	Three Months Ended
(in thousands)	January 24, 2014	January 25, 2013
Gross interest expense:
Fixed-rate debt	$93	$7,231
Variable-rate debt	1,400	482
Capitalized interest	(69)	(262)

Total interest expense	1,424	7,451
Gross interest income
Accretion	(419)	—
Other	(130)	—

Total interest income	(549)	—

Net interest expense (income)	$875	$7,451

At January 24, 2014, $372.8 million and $0.8 million were outstanding on our revolving credit facility and on our other long-term debt, respectively. The other long-term debt represents an interest-free loan of $1.0 million due ten years from the date of borrowing that we obtained in the second quarter of fiscal 2013. We have imputed interest on the long-term debt based on our current borrowing rate.

A change in market interest rates will impact our credit facility when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $3.7 million, assuming the $372.8 million outstanding at the end of the three months ended January 24, 2014, was outstanding for the entire year.

Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The effective income tax rate from continuing operations was 14.2% for the three months ended January 24, 2014, versus (97.5%) in the corresponding period a year ago. The quarterly rate is less than expected due to the impact that the reduction in our projected full year earnings had on our full year effective tax rate.

The increased tax rates over the prior year is primarily attributable to the tax impact of a corporate conversion implemented during the third quarter of fiscal 2013 and the reduction of book income for the impairment charge of Mimi’s Café, which resulted in the Company recording a significant benefit for the fiscal year 2013. Tax expense on third quarter pretax loss is based on a forecasted annual negative effective tax rate that resulted from a one-time permanent tax benefit on the corporate conversion and impairment of Mimi’s Café.

During the third quarter of the current year, a correction of an error related to a Pre-Filing Agreement filed with the Internal Revenue Service was recorded. The error was identified during the return preparation process and related to an event recorded in the year ending April 26, 2013. The correction of the error of $0.9 million is not expected to be material to the estimated results for fiscal 2014, not expected to affect the trend of earnings and is considered immaterial in relation to the consolidated financial statements as a whole for fiscal year 2014.

On a full year basis, we anticipate our effective rate to be between 25% and 27%. Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective income tax rate for the entire fiscal year and includes the impact of discrete items for the quarter.

Loss From Discontinued Operations

We sold Mimi’s Café, previously disclosed as a reporting segment, to Le Duff in the fourth quarter of fiscal 2013. As part of the sale, we entered into a transition services agreement with Le Duff whereby we were to provide corporate support services and a supply agreement whereby we were to provide food products. The transition services agreement was originally expected to expire in December 2013 and the supply agreement was originally expected to expire in February 2014.

In accordance with FASB ASC 205-20, Discontinued Operations, there is an assessment period for one year after a component has been disposed of, whereby an entity must reassess if they have significant continuing cash flows or significant continuing involvement in the operations of the component after the disposal to assess if the segment should be classified as continuing operations. As a result of having significant continuing cash flows, due to the two agreements noted above, the Mimi’s Café reporting segment was not initially presented within discontinued operations. On July 23, 2013, the Company received a notice from SWH Mimi’s Café, LLC that it was terminating this supply agreement with BEF Foods, Inc. The transition services agreement timing did not change significantly and expired in January 2014. As a result of this termination notice, the Company determined they no longer had significant cash flows from Mimi’s Café operations, thus Mimi’s Café should be presented within discontinued operations for all years presented in the financial statements, effective with the Form 10-Q filed for the three months ended July 26, 2013.

In the third quarter, we recorded a loss, net of income tax, from discontinued operations, of $0.3 million in the Consolidated Statements of Net Income. For the prior year, the loss from discontinued operations, net of tax was $80.2 million. The loss from discontinued operations in the prior year was primarily a result of an impairment recorded on Mimi’s Café long-lived assets.

Discontinued operations only include the revenues and expenses that are specifically identified with Mimi’s Café and excludes any allocation of corporate costs, including certain general and administrative expenses, which represent $0.8 million for the three months ended January 25, 2013. The general and administrative expenses excluded from the loss on discontinued operations were reallocated to our Bob Evans Restaurants and BEF Foods segments in the amount of $0.6 million and $0.2 million, respectively, for the three months ended January 25, 2013.

Nine Months Ended January 24, 2014 as Compared to Nine Months Ended January 25, 2013

The following table reflects data for the nine months ended January 24, 2014, compared to the prior year’s nine months ended January 25, 2013. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The table also includes data for our two segments – Bob Evans Restaurants and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Consolidated Results		Bob Evans Restaurants		BEF Foods
(in thousands)	Q3 YTD 2014	Q3 YTD 2013	Q3 YTD 2014	Q3 YTD 2013	Q3 YTD 2014	Q3 YTD 2013
		(recast & adj)		(recast & adj)		(recast)
Net sales	$1,002,181	$996,317	$725,557	$739,762	$276,624	$256,555
Operating income	$28,848	$68,750	$24,972	$53,440	$3,876	$15,310
Cost of sales	33.7%	31.5%	25.5%	24.9%	55.0%	50.5%
Operating wages	30.4%	30.7%	37.7%	37.6%	11.3%	10.8%
Other operating	14.8%	14.8%	17.0%	17.2%	8.9%	7.9%
S,G&A	11.3%	11.3%	8.6%	7.8%	18.4%	21.3%
Depreciation and amortization	5.8%	4.9%	6.4%	5.3%	4.0%	3.6%
Impairment of assets held for sale	1.2%	0.0%	1.3%	0.0%	1.1%	0.0%

Operating income from continuing operations	2.9%	6.9%	3.4%	7.2%	1.4%	6.0%

Sales

Consolidated net sales from continuing operations increased 0.6% to $1,002.2 million for the nine months ended January 24, 2014, compared to $996.3 million in the corresponding period last year. The net sales increase was comprised of a decrease of $14.2 million and an increase of $20.1 million in Bob Evans Restaurants and BEF Foods segments’ net sales, respectively. Bob Evans Restaurants experienced a same-store sales decline of 1.4% in the nine months ended January 24, 2014, compared to a same-store sales increase of 1.2% in the nine months ended January 25, 2013, with unfavorable traffic, partially offset by favorable menu mix and pricing.

Bob Evans Restaurants’ net sales decreased $14.2 million, a 1.9% decrease, in the nine months ended January 24, 2014, compared with the corresponding period last year. The decrease in net sales was primarily the result of a 1.4% same-store sales decline, partially the result of severe winter weather conditions experienced in the third quarter. Six restaurants closed since the corresponding period last year, partially offset by three restaurants opened since the corresponding period last year. Additionally, sales declined as a result of an increase in closed restaurant days resulting from our acceleration of the Farm Fresh Refresh remodel initiative and an increase in promotional activity, which is a reduction to gross sales. Our closed restaurant days increased to 1,086 days compared to 802 days in the corresponding period last year.

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

During the nine months ended January 24, 2014, we opened three new Bob Evans Restaurants, closed one restaurant damaged by a sink hole, and remodeled 165 existing locations. Our Farm Fresh Refresh remodeling initiative is designed to drive dine-in sales and expand high potential growth sales layers, such as carryout, catering and bakery sales. We continue to focus on improvement of same-store sales at Bob Evans Restaurants and believe our broad sales layer initiatives offer value and menu innovation across the breakfast, lunch and dinner day parts, which are key to this focus. We offer $9.99 Three-Course Dinners, $20 Family Meals-to-Go and our $5 Soups and Sides Carryout-to-Go. In December 2013, we introduced a $7.99 Knife & Fork Sandwich value platform. We expect to complete the Farm Fresh Refresh remodeling initiative for all Bob Evans Restaurants during fiscal 2014, except for the six general store-format restaurants, which we have decided to exclude from the Farm Fresh Refresh program. We expect to open up to four new restaurants in fiscal 2014, of which three have already opened and one more is expected to open in the fourth quarter, and up to 10 new restaurants in fiscal 2015.

The BEF Foods segment experienced a sales increase of $20.1 million, or 7.8%, during the nine months ended January 24, 2014, compared to the corresponding period last year. The increase in net sales in the nine months ended January 24, 2014, is a result of pricing and mix, offset by a 0.8% decrease in total pounds sold. The sales decline was due to the sale of the SWH facility in California that had been supporting Mimi’s Café.

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

The expansion of our Lima, Ohio, and our Sulphur Springs, Texas, production facilities were completed during the second quarter of fiscal 2014. We expect to see continued efficiencies and growth in our refrigerated side dishes and pre-cooked food products. We anticipate the efficiencies gained will enable us to continue our focus on product innovation for future growth and margin improvements.

On May 29, 2012, we announced an additional phase to our plant optimization initiatives with the plan to close our ready-to-eat manufacturing plant in Bidwell, Ohio, and our soup and gravy manufacturing plant in Springfield, Ohio. We ceased operations at these two facilities and have consolidated the volume in Sulphur Springs, Texas, as part of that plant’s expansion.

On September 27, 2013, we announced the closure of our food production plant in Richardson, Texas, reducing our fresh sausage plant network to two facilities to optimize our fresh sausage production network.

Cost of Sales

Consolidated cost of sales (cost of materials) from continuing operations was 33.7% of net sales in the nine months ended January 24, 2014, compared to 31.5% of net sales in the corresponding period a year ago.

Bob Evans Restaurants’ cost of sales, predominantly food costs, were 25.5% of net sales for the nine months ended January 24, 2014, compared to 24.9% of net sales in the corresponding period a year ago. The Bob Evans Restaurants’ cost of sales ratio increased due to commodity cost increases, primarily driven by bacon and other pork-related items and beef. We responded to these commodity cost increases late in the first quarter of fiscal 2014 by designing an updated menu that focuses on higher margin items, such as beverages, breakfasts and less costly proteins, primarily poultry. The cost of sales ratio was also negatively impacted by the increased promotional activity, which is reflected as a reduction of gross sales and the third quarter severe winter weather effect.

BEF Foods’ cost of sales ratio was 55.0% of net sales in the nine months ended January 24, 2014, compared to 50.5% of net sales in the corresponding period a year ago. The increase in the BEF Foods’ cost of sales ratio was due primarily to higher sow costs, an increase of $15.6 million, partially offset by the effect of the Lima, Ohio, plant acquisition. Prior to the acquisition of the Lima, Ohio, plant, substantially all costs related to acquiring product from the Lima, Ohio, plant were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition, as an owned facility, rather than as a co-packer, labor costs are included in operating wages; and utilities, freight, and hauling costs are included in other operating expenses. Sow costs averaged $71.41 per hundredweight, in the nine months ended January 24, 2014, compared to $52.19 per hundredweight, in the corresponding period last year.

Operating Wage and Fringe Benefit Expenses

Consolidated operating wages from continuing operations were 30.4% of net sales in the nine months ended January 24, 2014, compared to 30.7% of net sales in the corresponding period last year.

Bob Evans Restaurants’ operating wages were 37.7% of net sales in the nine months ended January 24, 2014, compared to 37.6% of net sales, in the corresponding period last year. The operating wages ratio in the nine months ended January 24, 2014, increased as a percentage of sales due to sales deleverage from same-store sales declines, the third quarter severe winter weather effect, implementation costs for the new workforce management program and increased promotional activity.

In BEF Foods, operating wages were 11.3% of net sales for the nine months ended January 24, 2014, compared to 10.8% of net sales in the corresponding period last year. The increase in the operating wages ratio was primarily due to an increase in labor hours in the third quarter and to additional operating wages and fringe benefits associated with our acquisition of the Lima, Ohio, plant, early in the second quarter of fiscal 2013. Prior to the acquisition of the Lima, Ohio plant, substantially all costs related to acquiring product from the Lima, Ohio, plant were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition of the Lima, Ohio, plant, as an owned facility rather than a supplier, Lima, Ohio’s, labor costs were included in operating wages, resulting in an increase in operating wages.

Other Operating Expenses

Consolidated other operating expenses from continuing operations were 14.8% of net sales for both the nine months ended January 24, 2014, and the corresponding period last year. Approximately 83% of other operating expenses in the nine months ended January 24, 2014, occurred in Bob Evans Restaurants. The most significant components of other operating expenses were utilities, restaurant advertising, restaurant supplies, repairs and maintenance, non-income based taxes, rent, credit/debit/gift card processing fees, insurance and preopening expenses related to our Farm Fresh Refresh remodeling initiative and new restaurant openings.

Bob Evans Restaurants’ other operating expenses were 17.0% of net sales for the nine months ended January 24, 2014, compared to 17.2% of net sales in the corresponding period last year. The decrease in the other operating expenses ratio is a result of a reduction in advertising expenses, which were reallocated to increased promotional activity that is reflected as a reduction in gross sales and favorable sales tax audit settlements in the states of Ohio and Florida, partially offset by increases in restaurant supplies, the third quarter severe winter weather effect and preopening expenses as part of our Farm Fresh Refresh remodeling initiative.

BEF Foods’ other operating expenses ratio was 8.9% of net sales for the nine months ended January 24, 2014, compared to 7.9% of net sales in the corresponding period last year. The increase in the other operating expense ratio was due primarily to start-up costs related to the expansion at our Sulphur Springs facility, additional other operating expenses associated with our acquisition of the Lima, Ohio, plant early in the second quarter of fiscal 2013 and volume-related increases in production supplies. Prior to the acquisition of the Lima, Ohio, plant, substantially all costs related to acquiring product from the Lima, Ohio, plant, were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition of the Lima, Ohio, plant, as an owned facility rather than a supplier, cost of materials are still included in inventories and cost of sales, however, other production costs are included in other operating expenses.

Selling, General and Administrative Expenses

Consolidated S,G&A expenses from continuing operations were 11.3% of net sales for both the nine months ended January 24, 2014, and the corresponding period last year. The most significant components of consolidated S,G&A expenses are non-restaurant wages and fringe benefits, transportation costs, impairment and restructuring and severance costs.

Bob Evans Restaurants’ S,G&A expenses were 8.6% of net sales for the nine months ended January 24, 2014, compared to 7.8% of net sales in the corresponding period last year. The increase in SG&A expenses as a percent of net sales is primarily due to a $3.4 million increase in allocated professional fees, which primarily includes costs related to strengthening the Company’s internal processes and controls over financial reporting and shareholder activism and an increase of allocated corporate overhead as a result of the Company providing transition services to Mimi’s Café at less than cost.

BEF Foods’ S,G&A expenses were 18.4% of net sales for the nine months ended January 24, 2014, compared to 21.3% of net sales in the corresponding period last year. The decrease in SG&A is due to a $4.7 million reduction in advertising expenses and a $2.7 million reduction in severance and restructuring charges, partially offset by a $1.1 million increase in professional expenditures primarily related to ongoing material weakness, remediation related activities and shareholder activism and an increase of allocated corporate overhead as a result of the Company providing transition services to Mimi’s Café at less than cost.

Depreciation and Amortization

Consolidated D&A from continuing operations was 5.8% of net sales for the nine months ended January 24, 2014, compared to 4.9% of net sales in the corresponding period last year.

Bob Evans Restaurants’ D&A expenses were 6.4% of net sales for the nine months ended January 24, 2014 compared to 5.3% of net sales in the corresponding period last year. The increase in the D&A ratio is primarily the result of an increase in depreciable assets related to Bob Evans Restaurants Farm Fresh Refresh remodeling initiative and new restaurant development. We remodeled 165 restaurants as part of our Farm Fresh Refresh remodeling initiative through nine months of fiscal 2014. We also opened three new restaurant in the nine months ended January 24, 2014. We expect to complete the Farm Fresh Refresh remodeling initiative for all Bob Evans Restaurants during fiscal 2014, except for the six general store-format restaurants, which we have decided to exclude from the Farm Fresh Refresh program. We believe our new restaurant opening program in fiscal 2015, with an evolved design and upgraded site selection process, will drive average unit volumes in excess of our current average unit volume and are targeting up to ten new units.

BEF Foods’ D&A expenses were 4.0% of net sales for the nine months ended January 24, 2014, compared to 3.6% of net sales in the corresponding period last year. The increase in the D&A expense ratio is due primarily to additional depreciation expense associated with our acquisition of the Lima, Ohio, plant early in the second quarter of fiscal 2013 and our Lima, Ohio and Sulphur Springs, Texas, plant expansions.

Impairment of Assets Held for Sale

We assess the carrying value of our goodwill, other intangible assets and long-lived assets whenever circumstances indicate that a decline in value may have occurred.

Based on our purchase agreement, effective July 25, 2013, and subject to customary due diligence, to sell nonoperating property, plant and equipment at 29 locations for $3.5 million, we determined that indicators of impairment existed during the three months ended July 26, 2013. This resulted in pretax, noncash assets held for sale impairment charges in the Bob Evans Restaurants business segment of $9.4 million incurred during the first and second quarters of fiscal 2014.

As of January 24, 2014, we have closed on the sale of 28 of the 29 nonoperating properties.

On September 27, 2013, we announced plans to close our food production plant in Richardson, Texas. Based on the estimated value of the facility, we determined that the long-lived asset group’s then-current carrying cost was greater than the fair value (the selling price less estimated selling costs). This resulted in a pretax, noncash assets held for sale impairment charge in the BEF Foods segment of $3.0 million during the second quarter of fiscal 2014. The long-lived asset group related to this plant is valued at fair value and reflected as held for sale on our consolidated balance sheets.

Interest

Net interest expense from continuing operations for the nine months ended January 24, 2014, compared to the corresponding period last year, was as follows:

	Nine Months Ended
(in thousands)	January 24, 2014	January 25, 2013
Gross interest expense:
Fixed-rate debt	$223	$10,787
Variable-rate debt	3,260	965
Capitalized interest	(506)	(576)

Total interest expense	2,977	11,176
Gross interest income
Accretion	(1,500)	—
Other	(618)	(196)

Total interest income	(2,118)	(196)

Net interest (income) expense	$859	$10,980

At January 24, 2014, $372.8 million and $0.8 million was outstanding on our revolving credit facility and on our other long-term debt, respectively. The other long-term debt represents an interest-free loan of $1.0 million due ten years from the date of borrowing, with no prepayment penalty that we obtained in the second quarter of fiscal 2013. We have imputed interest on the long-term debt based on our current borrowing rate.

A change in market interest rates will impact our credit facility when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $3.7 million, assuming the $372.8 million outstanding at the end of the three months ended January 24, 2014, was outstanding for the entire year.

Taxes

The Company’s effective tax rate was 26.0% for the nine months ended January 24, 2014 versus 5.1% for the corresponding period a year ago.

The increased tax rates over the prior years are primarily attributable to the tax impact of a corporate conversion implemented during the third quarter of fiscal 2013 and the reduction of book income for the impairment charge of Mimi’s Café, which resulted in the Company recording a significant benefit for the fiscal year 2013. Tax expense on third quarter pretax loss based on a forecasted annual negative effective tax rate that resulted from a one-time permanent tax benefit on the corporate conversion and impairment related to Mimi’s Café.

On a full-year basis, we anticipate our effective rate to be between 25% and 27%. Our effective income tax rate is evaluated each quarter. The effective income tax rate for the quarter may or may not represent the expected annual effective income tax rate for the entire fiscal year and includes the impact of discrete items for the year-to-date period.

Loss From Discontinued Operations

We sold Mimi’s Café, previously disclosed as a reporting segment, to Le Duff in the fourth quarter of fiscal 2013. As part of the sale, we entered into a transition services agreement with Le Duff. whereby we provided corporate support services and a supply agreement whereby we provided food products. The transition services agreement was originally expected to expire in December 2013 and the supply agreement was originally expected to expire in February 2014.

In accordance with FASB ASC 205-20, Discontinued Operations, there is an assessment period for one year after a component has been disposed of, whereby an entity must reassess if they have significant continuing cash flows or significant continuing involvement in the operations of the component after the disposal to assess if the segment should be classified as continuing operations. As a result of having significant continuing cash flows, due to the two agreements noted above, the Mimi’s Café reporting segment was not initially presented within discontinued operations. On July 23, 2013, the Company received a notice from SWH Mimi’s Café, LLC that it was terminating its supply agreement with BEF Foods, Inc. The transition services agreement timing did not change significantly and expired in January 2014. As a result of this termination notice, the Company determined it no longer had significant cash flows from Mimi’s Café operations, thus Mimi’s Café should be presented within discontinued operations for all years presented in the financial statements, effective with the Form 10-Q filed for the three months ended July 26, 2013.

For the nine months ended January 24, 2014, our recast Consolidated Statements of Net Income present a loss, net of tax, from discontinued operations, of $0.5 million. The prior year loss from discontinued operations, net of tax, was $83.6 million. The prior year loss was primarily the result of an impairment recorded on Mimi’s long-lived assets in the third quarter 2013.

Discontinued operations only include the revenues and expenses that are specifically identified with Mimi’s Café and excludes any allocation of corporate costs, including general and administrative expenses, which represent $2.1 million for the nine months ended January 25, 2013. The general and administrative expenses excluded from the loss on discontinued operations were reallocated to our Bob Evans Restaurants and BEF Foods segments in the amount of $1.6 million and $0.5 million, respectively, for the nine months ended January 25, 2013.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operating activities and the borrowing capacity under our $750.0 million revolving credit facility with a consortium of banks, which expires in January 2019. As of January 24, 2014, we had outstanding borrowings of $372.8 million under our credit facility and $13.4 million was reserved for certain standby letters of credit. The remaining $363.8 million was available for liquidity purposes. As of January 24, 2014, cash and equivalents totaled $5.4 million. We believe future cash generated from operating activities and the borrowing capacity under our revolving credit facility, which can be expanded up to $1.05 billion in the future pursuant to the terms of the Credit Agreement, should provide sufficient liquidity to fund anticipated capital expenditures, ongoing dividends, currently authorized stock repurchases and any other needs during fiscal years 2014 and 2015.

Historically, our working capital requirements have been minimal; overall, our current liabilities (excluding credit facility borrowings) have generally exceeded our current assets (excluding cash and equivalents). This favorable working capital position results from transacting substantially all of our Bob Evans Restaurants segment sales for cash or third-party credit or debit cards; the relatively short trade credit terms with our BEF Foods customers as well as most of our major suppliers and distributors; and the quick turnover of our inventories in both of our reporting segments.

In fiscal year 2014, capital expenditures are expected to approximate $175 million to $200 million, of which $157 million has been incurred during the first nine months. These expenditures primarily relate to plant expansions for BEF Foods; the accelerated Farm Fresh Refresh remodel program for Bob Evans Restaurants; the opening of four new Bob Evans Restaurants; completion of our new corporate headquarters; and the development of an ERP system. During fiscal year 2013, capital expenditures totaled $124.3 million.

During the first nine months of fiscal year 2014, we have paid quarterly cash dividends of $0.275 per share in June 2013 and of $0.31 per share in September and December 2013. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends will be at the discretion of our Board of Directors.

Our Board of Directors has authorized stock repurchases of up to $225.0 million for fiscal year 2014, of which $114.0 million has been expended during the first nine months to repurchase 2.2 million shares of our common stock. The remaining $111.0 million authorization is expected to be expended during the fourth quarter of this fiscal year. During fiscal year 2013, stock repurchases totaled $63.1 million.

On February 25, 2014, the Board of Directors authorized a stock repurchase program for fiscal 2015 of up to $100.0 million. The Fiscal 2015 program will authorize the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions.

Operating activities

Net cash provided by operating activities was $105.7 million and $86.2 million for the nine months ended January 24, 2014, and January 25, 2013, respectively. The increase in cash provided by operating activities as compared to a year ago is primarily due to federal and state income tax refunds received and reduced estimated tax payments during the first and second quarters, partially offset by a reduction in income from continuing operations as compared to the prior year.

Investing activities

Cash used in investing activities was $150.2 million and $116.1 million for the nine months ended January 24, 2014, and January 25, 2013, respectively.

The increase in cash used in investing activities was primarily due to an increase in capital expenditures of $86.5 million compared to the prior year and lower proceeds received for the sale of long-lived assets of $2.8 million, partially offset by $53.2 million of business acquisition costs incurred in fiscal 2013. Capital expenditures increased during the nine months ended January 24, 2014, primarily due to the expansions of our Lima, Ohio, and Sulphur Springs, Texas, facilities and completion of our new corporate headquarters.

Financing activities

Cash provided by financing activities was $41.4 million in for the nine months ended January 24, 2014, as compared to cash used by financing activities of $3.1 million for the nine months ended January 25, 2013. The increase in the cash provided by financing activities was primarily due to the following:

a)	Principal payments on long-term debt of $135.7 million during the nine months ended January 25, 2013, as compared to none in the current year, partially offset by;

b)	A lower net increase in credit facility borrowing of $17.6 million as compared to the prior year, and;

c)	Additional repurchases of treasury stock of $77.1 million as compared to the prior year.

Contractual obligations

Future payments on our contractual obligations and outstanding indebtedness as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 26, 2013, has increased primarily due to increased borrowings under our credit facility, which was $372.8 million at the period ended January 24, 2014, as compared to $201.4 million at the period ended April 26, 2013.

Off-Balance Sheet Arrangements

As of January 24, 2014, we have not entered into any “off-balance sheet” arrangements with unconsolidated entities or other persons, as that term is defined by the Securities and Exchange Commission.

Proposed Accounting Standards

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

A change in market interest rates will impact our credit facility when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $3.7 million, assuming the $372.8 million outstanding at the end of the three months ended January 24, 2014, was outstanding for the entire year.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

As previously disclosed in our Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 25, 2013, management concluded that there was a material weakness in internal control over financial reporting related to the calculation of impairment of assets held for sale, a complex transaction and infrequent event. Remedial actions have been implemented to address these controls, including adherence to existing control procedures and implementation of enhanced controls related to review and oversight of complex transactions and infrequent events. As new controls are still being implemented and others have not been in place long enough to provide sufficient assurances to support the conclusion that the identified material weakness has been fully remediated, management concluded that, as of January 24, 2014, there was a material weakness in internal controls over financial reporting related to the review and oversight of complex transactions and infrequent events.

As previously disclosed in Item 9A of our Form 10-K for the year ended April 26, 2013, management concluded that there was a material weakness in internal control over financial reporting related to deferred income tax accounting. Remedial actions have been implemented to address these controls, including adherence to existing control procedures and implementation of enhanced controls related to the reconciliation of deferred income tax accounts. As new controls are still being implemented and others have not been in place long enough to provide sufficient assurances to support the conclusion that the identified material weakness has been fully remediated, management concluded that, as of January 24, 2014, there was a material weakness in internal controls over financial reporting related to the reconciliation of deferred income tax accounts.

As previously disclosed in our Quarterly Report in Form 10-Q for the fiscal quarter ended October 25, 2013, management concluded that there was a material weakness in internal controls over financial reporting related to property, plant and equipment accounting. As new controls are still being implemented and others have not been in place long enough to provide sufficient assurances to support the conclusion that the material weakness has been fully remediated, management concluded that as of January 24, 2014, there was a material weakness in internal controls over financial reporting related to property, plant and equipment accounting.

Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended January 24, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2012, a former Bob Evans Restaurant employee filed an action against Bob Evans Farms, Inc. (“Bob Evans”) in the United States District Court for the Southern District of Ohio (the “Ohio District Court”). The lead plaintiff alleged that Bob Evans violated the Fair Labor Standards Act by failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers. Thirteen other former employees have since opted into the case, although three have subsequently withdrawn (including the original lead plaintiff). The Court has since approved the substitution of another former employee as the lead plaintiff. Plaintiffs filed a motion for conditional certification, Bob Evans filed a motion in opposition to the same, and the Ohio District Court granted conditional certification on December 5, 2013. The proceedings remain in the early stages with significant uncertainty as to factual issues, outcome of legal proceedings, and likely number of opt-in plaintiffs and/or damages claimed. We do not believe based on currently available information, that the outcome of this matter will have a material adverse effect on our financial condition, though an adverse outcome could be material to our results of operations for a particular period. We believe the claims are without merit and intend to vigorously contest the action.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 26, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We repurchased 783,413 shares of our common stock for $38.6 million during the three months ended January 24, 2014.

On June 18, 2013, the Board of Directors authorized a stock repurchase program of up to $25.0 million.

On August 16, 2013, the Board of Directors authorized an additional stock repurchase program of up to $150.0 million for the period ending on April 25, 2014. On December 4, 2013, the Board of Directors increased the authorization for the current stock repurchase program to $225.0 million for the period ending on April 25, 2014. Since $114.0 million has been expended, $111.0 million remains authorized. This program will repurchase shares pursuant to a Section 10b-18 and Section 10b5-1 Plans. The Company can also repurchase stock in the open market or through privately negotiated transactions.

Period	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
10/26/13-11/29/13	—	$—	—	$149,509,922
11/30/13-12/27/13	36,520	50.88	36,520	147,651,646
12/28/13-01/24/14	746,893	49.14	746,893	110,951,477

Total	783,413	$49.22	783,413

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION.

Mr. Randall L. Hicks, President of Bob Evans Farms, LLC (dba Bob Evans Restaurants) announced on March 4, 2014, that he plans on retiring from the Company. His retirement comes after an exemplary career spanning more than three decades with the Company. Mr. Hicks has agreed to continue in his position for several months to facilitate the Company’s transition to new leadership.

ITEM 6. EXHIBITS

SEE INDEX TO EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.

Date: March 4, 2014	By:	/s/ Steven A. Davis
Steven A. Davis
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 4, 2014	By:	/s/ Paul F. DeSantis
Paul F. DeSantis*
Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

Date: March 4, 2014	By:	/s/ Sylvester J. Johnson
Sylvester J. Johnson*
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

*	Messrs. DeSantis and Johnson have been duly authorized to sign on behalf of the Registrant as its principal financial officer and its principal accounting officer, respectively.

INDEX TO EXHIBITS

Quarterly Report on Form 10-Q

Dated January 24, 2014

Bob Evans Farms, Inc.

Exhibit No.	Description	Location

3.2	Bob Evans Farms, Inc. Amended and Restated Bylaws, Amended and Restated Effective January 28, 2014	Incorporated herein by reference to Exhibit 3.2 to Bob Evans Farms, Inc.’s Form 8-K filed January 28, 2014 (File No. 0-1667)

4.1	$750,000,000 Revolving Credit Facility Amended and Restated Credit Agreement effective January 2, 2014 among Bob Evans Farms, LLC, as borrower; Bob Evans Farms, Inc. and its wholly-owned subsidiary, BEF Foods, Inc., as guarantors; PNC Bank, National Association, as administrative agent, and the other Lends party thereto.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith