Form 10-K/A
period 2013-04-26
BOB EVANS FARMS INC
filed 2014-03-24
CIK 33769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 26, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 26, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,015,938,132 based on the closing sale price as reported on the NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 14, 2013
Common Stock, $.01 par value per share	27,464,670 shares

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”), to amend the Annual Report on Form 10-K for the fiscal year ended April 26, 2013 (Commission File Number 001-1667) (the “Original Filing”), as filed by the registrant with the Securities and Exchange Commission (the “SEC”), on June 21, 2013. The purpose of this Amendment is to revise Part II—Item 9A. Controls and Procedures to include the “Management’s Report on Internal Control Over Financial Reporting” to specifically state that management concluded that its internal control over financial reporting was not effective. “Our Management’s Report on Internal Control Over Financial Reporting” included in this filing supersedes the one filed with the Original Filing. We have included the full text of Item 9A in this Amendment.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, no other information in the Form 10-K has been changed or updated and this Amendment No. 1 continues to speak as of the date of the Original Filing. This Amendment No. 1 is part of the Original Filing and should be read in conjunction with the Form 10-K. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

ITEM 9A. CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

As disclosed in our Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 25, 2013, management concluded that there was a material weakness in internal control over financial reporting related to our calculation of impairment of assets held for sale — a complex transaction and infrequent event. Management has taken steps, and plans to take additional steps, to remediate the underlying causes of the material weakness, including adherence to existing control procedures and implementation of enhanced controls related to review and oversight of complex transactions and infrequent events.

During the fourth quarter of fiscal 2013, in conjunction with the implementation of enhanced procedures during fiscal 2013 related to the reconciliation of deferred income tax assets and deferred income tax liabilities, we discovered an unreconciled difference in the basis of our book fixed assets as compared to our tax fixed assets basis. This difference resulted in an overstatement of deferred income tax liabilities as of April 30, 2010, April 29, 2011, and April 27, 2012. This error was not material to any individual prior period; however, the correction of this error would have been material to the current period Consolidated Statements of Operations. Consequently, we have restated retained earnings and deferred income tax liabilities as of April 30, 2010 and April 29, 2011 and we restated the accompanying Consolidated Balance Sheets as of April 27, 2012, from amounts previously reported. As a result of analyzing the nature and cause for this restatement, management concluded that there was a material weakness in internal control over financial reporting related to deferred income tax accounting. Actions are being implemented to remediate the above identified material weakness, including improving internal controls related to reconciliation of deferred income tax accounts.

Based on its assessment, management concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Based on its assessment, management identified a material weakness in the Company’s internal control over financial reporting as of April 26, 2013. Management concluded that there was a material weakness in internal control over financial reporting related to our calculation of impairment of assets held for sale — a complex transaction and infrequent event. During the fourth quarter of fiscal 2013, in conjunction with the implementation of enhanced procedures during fiscal 2013 related to the reconciliation of deferred income tax assets and deferred income tax liabilities, we discovered an unreconciled difference in the basis of our book fixed assets as compared to our tax fixed assets basis. This difference resulted in an overstatement of deferred income tax liabilities as of April 30, 2010, April 29, 2011 and April 27, 2012. This error was not material to any individual prior period; however, the correction of this error would have been material to the current period Consolidated Statements of Operations. Consequently, we have restated retained earnings and deferred income tax liabilities as of April 30, 2010 and April 29, 2011 and we restated the accompanying Consolidated Balance Sheets as of April 27, 2012, from amounts previously reported. As a result of analyzing the nature and cause for this restatement, management concluded that there was a material weakness in internal control over financial reporting related to accounting for deferred income taxes.

Based on its assessment, management concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Date: June 21, 2013

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

Bob Evans Farms, Inc.

Date: March 24, 2014	By:	/s/ Paul F. DeSantis
Paul F. DeSantis*
Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

Date: March 24, 2014	By:	/s/ Sylvester J. Johnson
Sylvester J. Johnson*
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

*	Messrs. DeSantis and Johnson have been duly authorized to sign on behalf of the Registrant as its principal financial officer and its principal accounting officer, respectively.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. Not Applicable

(a)(2) Financial Statement Schedules. Not Applicable

(a)(3) Exhibits. The accompanying Index to Exhibits is filed as part of this Annual Report on Form 10-K/A.

(b) Exhibits. The accompanying Index to Exhibits is filed as part of this Annual Report on Form 10-K/A.

(c) Financial Statement Schedules. Not applicable.

Index to Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith