Form 10-K
period 2014-04-25
BOB EVANS FARMS INC
filed 2014-07-09
CIK 33769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 25, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-1667
Bob Evans Farms, Inc.
(Exact name of registrant as specified in its charter)

Delaware	31-4421866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8111 Smith's Mill Road, New Albany, Ohio	43054
(Address of principal executive offices)	(Zip Code)
(614) 491-2225
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Exchange Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 25, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,479,661,159 based on the closing sale price as reported on the NASDAQ Stock Market.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 1, 2014
Common Stock, $.01 par value per share	23,499,237 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders	Part III

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
Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein. Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	food safety events, including instances of food-borne illness (such as salmonella or E. Coli) involving our restaurants, production plants or our supply chain;

•	the effects of negative publicity that can occur from increased use of social media;

•	success of operating and marketing initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•	changes in consumer tastes and preferences, and in discretionary consumer spending;

•	changes in spending patterns and demographic trends, such as the extent to which consumers eat meals away from home;

•	changes in commodity costs (including sows, beef, chicken and corn), labor, supply, fuel, utilities, distribution and other operating costs;

•	availability, location and terms of sites for restaurant development by us;

•	development costs, including real estate and construction costs;

•	availability of qualified restaurant and plant personnel, and the ability to retain such personnel;

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

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•	the effects of charges for impairment of goodwill or for the impairment of other long-lived assets;

•	the effects of war or terrorist activities; and

•	The effects of a new enterprise resource planning system implementation

•
other risks and uncertainties affecting us and our subsidiaries referred to in this Annual Report on Form 10-K (see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the SEC.

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
The following terms are the principal trademarks and registered trademarks of Bob Evans, many of which are used herein: Get in on Something GoodTM, All The Feast. None Of The Fuss®, BE ExpressTM, BE Fit®, BE Mail®, BEST Bob Evans Special Touch®, Big Farm Salad®, Bob Evans®, Bob Evans ExpressTM, Bob Evans Simple Goodness To Go! TM, Bob Evans Oven Bake®, Bob Evans Restaurants®, Bob Evans Wildfire®, Come See What’s Cooking®, Country Creek Farm®, Discover Farm-Fresh Goodness®, Endless Farmhouse Lunch®, Farm-Fresh Goodness®, Farmhouse Feast®, Fit From the Farm®, Kettle Creations®, Owens® and Taste of the Farm®. Bob Evans uses additional registered trademarks and proprietary marks in its business.
Background
We are a full-service restaurant company that operates Bob Evans Restaurants. We are also a leading producer and distributor of pork sausage products and a variety of complementary home-style refrigerated side dishes and frozen food items primarily under the Bob Evans, Owens and Country Creek brand names. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. Additionally, we manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and other restaurants and food sellers.
Our business began in 1948 when our founder, Bob Evans, began making sausage on his southeastern Ohio farm to serve at his 12-stool diner. Our business grew from there and was incorporated in Ohio in 1957. We became a publicly traded company in 1963. Our current parent company was incorporated in Delaware in 1985 as the successor to the original company.

•	In 1987, we expanded our business by acquiring Owens Foods, Inc. (then known as Owens Country Sausage, Inc.).

•	In 2004 we expanded our business by acquiring SWH Corporation, which owned and operated the Mimi's Café restaurant chain.

•	In August 2010 we closed our fresh sausage plant in Galva, Illinois.

•	In 2010 we eliminated Direct Store Deliveries and moved to shipping direct to customer warehouses.

•	In October 2011 we sold our Distribution Center in Springfield, Ohio.

•	In 2011 we launched the Farm Fresh Remodel ("FFR") program for Bob Evans Restaurants.

•	In August 2012 we purchased the Kettle Creations brand and a 100,000 square foot food production facility in Lima, Ohio where we produce potato and pasta-based side dishes.

•
In February 2013, we sold our Mimi’s Café restaurant chain to Le Duff America, Inc. (“Le Duff”). Le Duff is a U.S.-based subsidiary of Groupe Le Duff, a global bakery and restaurant company headquartered in France.

•	In September 2013 we closed our fresh sausage plant in Richardson, Texas.

•	In October 2013 we moved into our new corporate headquarters in New Albany, Ohio.

•	In December 2013 we closed our production facility in Bidwell, Ohio.

•	In October 2013 we completed the first phase of an expansion at the Kettle Creations production facility, including an expansion of 57,000 square feet and constructing an additional production line.

•
In October 2013 we implemented modifications and completed an expansion at the Sulphur Springs, Texas, production facility to modify and add production lines to increase production capabilities of ready-to-eat food products, as well as adding capacity for soups and gravies.

•	In February 2014 we closed our production facility in Springfield, Ohio.

•	In April 2014, we completed the FFR program for Bob Evans Restaurants.
We have a 52 or 53-week fiscal year that ends on the last Friday in April. When we refer to fiscal 2014, fiscal 2013 and fiscal 2012, we are referring to our fiscal years that ended on April 25, 2014, April 26, 2013, and April 27, 2012, respectively. All years presented are comprised of 52 weeks.
Our Strategy
We believe our restaurant and foods businesses are regional brands with national potential. Our vision and mission statements embody our expectations for our company’s future. Our mission and vision are to make our regional brands powerful national brands. We achieve our vision and mission through our business strategy - the Bob Evans Special Touch ("BEST") Brand Builders - which defines our approach to managing our Company:
1.  Win Together as a Team — Our entire team must work together in a spirit of collaboration. We must communicate openly and share ideas and BEST practices with one another. We are committed to recognizing outstanding performance with pay incentives. We have captured $24.9 million in synergies from our Supply Chain savings as a result of our joint collaboration.
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
4.  Be the BEST at Operations Execution — We are committed to producing the highest-quality products and following the highest food safety standards. We must deliver outstanding customer service every day and fix any problems that make our customers unsatisfied. We must also ensure employee satisfaction while driving operational efficiency and productivity.
5.  Increase Returns on Invested Capital — We must generate a good return on the money we invest. Each business in the Bob Evans Farms family must earn the right to receive funding by generating a favorable return on the money our company invests in it. All of our employees must think and act like owners of our business.
Our Restaurant Concept
As of April 25, 2014, we owned and operated all 561 Bob Evans Restaurants and licensed two Bob Evans Express locations. Through our restaurant concept, we offer our customers a unique dining experience by serving a variety of high-quality, reasonably priced breakfast, lunch and dinner items in family-friendly settings.
Bob Evans Restaurants Segment
Our vision for Bob Evans Restaurants is to be nationally recognized as a premier restaurant company in all markets in which we compete. Our mission is to be our customers’ favorite restaurant by giving them our BEST . . . one customer at a time. Bob Evans Restaurants are founded on quality, home-style food and friendly service. Bob Evans Restaurants feature “farm fresh goodness that brings families together,” including a wide variety of comfort foods inspired by our homestead heritage, such as Bob Evans sausage gravy and chicken pot pie. We want our customers to always feel right at home with us, so we “treat strangers like friends and friends like family.” Breakfast, lunch and dinner each comprise approximately one third of total dine-in sales, which means we must be great at all three. Off-premise sales are 13.2 percent of the total Bob Evans Restaurants segment revenue and have grown by a 5.9 percent compound annual growth rate since fiscal 2010.
Breakfast entrées are served all day and feature traditional favorites such as sausage, bacon and eggs, as well as specialty offerings like sweet and stacked hotcakes and omelets. We also offer a wide variety of lunch and dinner entrées, including a full line-up of Farm Fresh Salads and signature dinner items, such as country fried steak and slow-roasted turkey. During fiscal 2014 we added the $7.99 Knife & Fork Sandwich value platform.
Bob Evans Restaurants feature an inviting atmosphere inspired by our Ohio farm heritage. Most traditional Bob Evans Restaurants range in size from approximately 3,600 to 6,500 square feet and average approximately 5,000 square feet, while our larger Bob Evans Restaurants & General Stores are approximately 9,800 square feet. In fiscal 2014, we completed our

Farm Fresh Refresh remodeling initiative for all of the Bob Evans Restaurants selected for remodeling, as discussed in more detail in “Restaurant Locations and Expansion” below.
We believe our Bob Evans Restaurants draw people who want a delicious meal at a fair price in an alcohol-free, family-friendly atmosphere. Our average annual store sales were $1.7 million for Bob Evans Restaurants in fiscal 2014. Average per-guest checks for fiscal 2014 for breakfast, lunch and dinner were $8.83, $9.41 and $9.48, respectively, for an average of $9.23 for all day parts. The average check has increased primarily due to a mix shift in carryout and dine-in sales. Depending on each location’s business patterns, Bob Evans Restaurants are generally open from 6 a.m. or 7 a.m. until 9 p.m. or 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday at some locations. During fiscal 2014, breakfast, lunch and dinner accounted for 33 percent, 37 percent and 30 percent, respectively, of total Bob Evans Restaurants’ revenue. Weekend sales, defined as Saturday and Sunday, accounted for approximately 40 percent of a typical week’s revenue during fiscal 2014. From an industry perspective, 61 percent of restaurant category eatings occurred off-premise in the past year.
We aim to “Consistently Drive Sales Growth” by continuing to implement strategies to build Bob Evans Restaurants and to grow Bob Evans Restaurants’ carryout and catering sales. We have increased marketing of our carryout offerings, including our Family Meals To-Go, catering menu and take-home family holiday Farmhouse Feasts. We also introduced online ordering for Bob Evans Restaurants during fiscal 2011 and online coupon code redemption in fiscal 2013, which we believe fostered growth in our carryout business in 2012, 2013 and 2014. During fiscal 2014, Bob Evans Restaurants’ off-premise business (i.e., carryout and catering) accounted for approximately 13.2 percent of the concept’s total revenues, up from 11.6 percent in fiscal 2013. We will continue to focus efforts on increasing our carryout, bakery and catering business in fiscal 2015.
Restaurant Operations and Management
We believe that high-quality restaurant management is critical to the success of our restaurant concept. We must “Be the BEST at Operations Execution” to keep our customers satisfied. Our restaurant management structure for Bob Evans Restaurants is organized to drive top-line growth and bottom-line profitability.
The Bob Evans Restaurants segment is led by a president who focuses efforts on the overall growth and development of the concept, with particular focus on increasing sales, new restaurant development and concept evolution. The restaurant leadership team is responsible for building a sales, service and people-first culture that delivers “BEST in Class” results for Bob Evans Restaurants. The leadership team also develops solutions for standardizing operating processes for the restaurants and ensures that all new procedures and tools are “restaurant ready.” We also implemented a new labor management system during the year to enhance our labor efficiency.
Each Bob Evans Restaurants location employs approximately 50 to 90 hourly employees, and is led by a general manager and assistant manager, and two to three managers, depending on the size, location and sales volume of the restaurant. A Bob Evans Restaurants general manager reports to an Above Restaurant Leader who oversees an area of approximately 8-12 restaurants. The Above Restaurant Leader reports to a Region Coach, who is responsible for approximately 8-12 areas. The Region Coach reports to a senior vice president of restaurant operations. Bob Evans Restaurants are visited regularly by all levels of management to ensure they are operating effectively and adhering to our standards.
Restaurant Locations and Expansion
As of April 25, 2014, Bob Evans Restaurants were located in 19 states, primarily in the Midwest, mid-Atlantic and Southeast. We believe we must innovate and change the way people think about Bob Evans Restaurants by ensuring that the concept is relevant to our family-first growth target. During fiscal 2014, we opened four new Bob Evans Restaurants, compared to two in fiscal 2013, and four in fiscal 2012. We did not rebuild any existing Bob Evans Restaurants and remodeled 229 existing restaurants in fiscal 2014. These restaurants are part of Bob Evans Restaurants’ Farm Fresh Refresh remodeling initiative, which provides our existing restaurants with a contemporary look and feel designed to enhance our guests’ experience. The new and remodeled restaurants feature a fresher, brighter color scheme, a new “Taste of the Farm” bakery, a dedicated carryout area, gift card displays, a redesigned retail area, and a mural depicting the heritage of the Bob Evans brand. This Farm Fresh Refresh initiative is now complete. During fiscal 2015, we plan to build up to eight new Bob Evans Restaurants. These new restaurants will be located in or near existing markets to deepen the concept’s penetration in successful trade areas and to expand into contiguous trade areas.

The following table sets forth the number and location of our Bob Evans Restaurants as of the end of fiscal 2014:
Restaurants in Operation at April 25, 2014

Bob Evans Restaurants
Arkansas	2
Delaware	7
Florida	48
Illinois	15
Indiana	61
Kansas	3
Kentucky	23
Maryland	28
Michigan	51
Missouri	21
New Jersey	2
New York	8
North Carolina	7
Ohio	191
Pennsylvania	39
South Carolina	4
Tennessee	3
Virginia	17
West Virginia	31
Total	561
We strive to continuously “Increase Returns on Invested Capital.” Each reporting segment must earn the right to receive additional capital. We believe that we have to expand our restaurants with a focus on the quality, not just the quantity, of openings. Future restaurant growth depends on a variety of factors, including:

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
We continually assess all of our existing restaurants under a program to determine whether any restaurants should be (1) rebuilt, (2) relocated, (3) remodeled or (4) closed. During fiscal 2014, we closed three underperforming Bob Evans Restaurants. We believe these closures strengthened our restaurant portfolio by improving overall returns and freeing up resources for other uses.

Supply Chain and Distribution
Controlling our supply costs is a key strategy for “Improving Margins with an Eye on Customer Satisfaction.” Our ability to offer high-quality, reasonably priced menu items at our restaurants depends upon acquiring food products and related items from reliable sources at competitive prices. Our supply chain team sources, negotiates and purchases food and nonfood items from more than 700 suppliers. Our suppliers must adhere to strict product specifications and quality control standards.
Our restaurant operating margins are subject to changes in the price and availability of food commodities. Prices for many of the foods and other commodities we bought for our restaurants increased during fiscal 2014, and we expect increases during fiscal 2015. Our operating margins are also affected by changes in the price of utilities, such as natural gas, upon which many of our restaurants depend for their energy supply.
To help control costs and obtain competitive prices, our supply chain team negotiates directly with our suppliers and occasionally uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. Additionally, we purchase products in bulk for our food products operations and negotiate volume discounts with suppliers. We continue to consolidate our purchasing activities for the entire company. This allows us to leverage the combined purchasing power of our restaurant concept and BEF Foods segment. As part of this effort, we use competitive bidding and reverse online auctions for certain products and services.
The BEF Foods segment manufactures sausage products, as well as side dishes and soups, which are distributed to our restaurants by third parties. Third parties distribute food and inventory items to our restaurants twice a week, on average. Our distributors purchase products from the suppliers we specify, at the prices we negotiate, and distribute them to our restaurants on a cost-plus basis. Produce, breads and dairy items are sometimes delivered to restaurants more frequently and/or obtained from local suppliers.
We believe we have improved distribution efficiency, attained consistent pricing and lowered costs as we leverage the volume of our restaurant concept. Although only one distributor furnishes the majority of inventory items to our restaurants, we believe other distributors can readily provide this inventory. Please see Item 1A. Risk Factors — “Our restaurant and food products businesses are dependent on timely delivery of fresh ingredients by our suppliers and distributors.” for more information.
Sources and Availability of Raw Materials
Menu mix in the restaurant business is varied enough that raw materials historically have been readily available. However, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. We believe that all essential food products will continue to be generally available from our existing suppliers or, upon short notice, can be obtained from other qualified suppliers. Due to the rapid turnover of perishable food items, our restaurants maintain inventories with a modest (approximately $12,000 of perishable inventory per restaurant) aggregate cost in relation to revenues.
Advertising and Marketing
We spent approximately $27 million on restaurant advertising and marketing during fiscal 2014. Most of our advertising budget was spent on television, radio, print and outdoor advertising for Bob Evans Restaurants. We focus our advertisements on new Bob Evans Restaurants’ menu items and the concept’s position as offering “farm fresh goodness that brings families together,” and "get in on something goodTM." Our fiscal 2014 advertising campaigns featured new menu offerings, such as our expanded Three-Course Dinner entrée options starting at $9.99 and the $7.99 Knife and Fork Sandwiches and Sweet and Stacked Hotcakes. We also remained focused on our digital marketing efforts by utilizing BE Mail, Facebook, Instagram and Twitter, as well as the Bob Evans Internet Web site. We also distribute coupons and support in-store merchandising, menus, kids’ marketing programs, and local store marketing. Additionally, upon completion of the Farm Fresh Refresh remodeling market, we increased our advertising in the completed market and surrounding area.
Research and Development
Research and development expenses for our restaurant concept and BEF Foods operation have not been material. As part of our effort to “Consistently Drive Sales Growth,” we continuously test food items to identify new and improved menu and retail food product offerings to appeal to our existing customers, satisfy changing eating trends and attract new customers. We maintain a 12 to 24 month product development pipeline which is focused on creating and introducing innovative menu items and retail food products, as well as enhancements to our existing offerings.

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
Competition
The restaurant industry is highly competitive. There are numerous segments within the restaurant industry distinguishable based on the type of food, food quality, service, location, associated price-to-value relationship and overall dining experience. We have positioned our Bob Evans Restaurants in the family dining segment. We must “Be the BEST at Operations Execution” to effectively compete for customers’ “share of stomach.”
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
Our BEF Foods Segment
Our vision for our BEF Foods segment is to be a powerful national brand food business driven by innovation and strong retail partnerships with a portfolio of convenient meal solutions that meet consumer needs. We offer a wide variety of quality, home-style food products to retail and foodservice customers. We sell our retail food products under the Bob Evans, Owens and Country Creek brand names. We believe our food products provide “farm-fresh goodness” and convenient meal solutions that uphold our high-quality standards. Our food products include approximately 155 varieties of branded fresh, smoked and fully cooked pork sausage, ham and hickory-smoked bacon products. We also offer over 140 complementary, convenience food items in the refrigerated and frozen areas of grocery stores such as mashed potatoes, macaroni and cheese, and microwaveable sandwiches.
During fiscal 2014, we introduced approximately 10 new retail food products, including new varieties of Bob Evans side dishes, precooked sausage and fresh and frozen sandwiches. Our refrigerated mashed potatoes and macaroni and cheese side dishes continue to grow as a percentage of our food products volume. We expect to continue to “Consistently Drive Sales Growth” through new product development and enhancing existing items to address changing consumer demands.
Production
We currently produce food products in our four manufacturing facilities. We produce fresh sausage products at our plants located in Hillsdale, Michigan, and Xenia, Ohio. Our Sulphur Springs, Texas, plant produces ready-to-eat products, such as sandwiches, soups and gravies, and our Lima, Ohio, plant produces refrigerated dinner sides.
In August 2012, we purchased the Kettle Creations brand and a 100,000 square foot food production facility in Lima, Ohio, where we produce potato and pasta-based side dishes. Kettle Creations previously was a co-packer for BEF Foods. We completed the first phase of expansion at the Kettle Creations production facility, including an expansion of 57,000 square feet and constructing an additional production line at a cost of approximately $24 million. Construction was completed during the second quarter of fiscal 2014.
We have made efforts to “Increase Returns on Invested Capital” by implementing a plant optimization program to ensure we are operating efficiently and are positioned for future growth. The program is geared to identify operational gaps and opportunities to improve production efficiencies at our production facilities. As a part of this program, we closed our fresh sausage plant in Galva, Illinois, and the fresh sausage production portion of our Bidwell, Ohio, plant in fiscal 2011. We closed our ready-to-eat plants in Springfield and Bidwell, Ohio, and our fresh sausage plant in Richardson, Texas, in fiscal 2014.
Additionally, as part of our plant optimization program, we invested approximately $36 million of capital to expand, modify and add production lines to our food production facility in Sulphur Springs, Texas, which increased production of ready-to-eat food products, as well as added capacity for soups and gravies.
We strive to “Be the BEST at Operations Execution” by always focusing on food safety. We follow a Hazard Analysis and Critical Control Points (“HACCP”) program at each of our manufacturing plants. HACCP is a comprehensive system developed in conjunction with government agencies to prevent food safety problems by addressing physical, chemical and biological hazards. We use HACCP to identify potential safety hazards so that key actions can be taken to reduce or eliminate risks during production. We also have a team dedicated to food safety and quality assurance. During fiscal 2014, all of our manufacturing plants earned certification pursuant to Global Food Safety Initiative standards.
We use third parties to manufacture or “co-pack” the Bob Evans and Owens products that are not produced in our own facilities or to supplement production spikes. These co-packed items include some of our side dish and meat items. We used approximately 20 third parties to manufacture food products for us in fiscal 2014.
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
Although our Bob Evans brand mashed potatoes are not available in all grocery stores across the country, it is the leading brand of refrigerated mashed potatoes in the United States (based on pound sales and Information Resource Inc. total U.S. grocery data for 52 weeks ending in May 2014). Our goal is to “Consistently Drive Sales Growth” by leveraging our strong share position to secure additional retail store business and gain additional market penetration. We also believe strong brand awareness is critical in maintaining and securing valuable retail shelf space and will provide a strong platform for introducing product line extensions and new products.
Our retail sales force, which consists of our national account teams as well as third-party food brokers, sells our food products to a number of leading national and regional retail chains. Retail sales are approximately 80 percent of net sales, while foodservice sales account for approximately 20 percent of net sales.
A relatively small number of customers account for a large percentage of our sales. For fiscal 2014, our largest 10 accounts represented approximately 60 percent of our total BEF Foods sales, with the top two customers representing approximately 30 percent of our BEF Foods segment sales. As part of our effort to “Win Together as a Team,” we maintain national account teams to address the needs of our key retailers on a long-term basis.
We continue to devote time and effort to increasing sales of our products to foodservice customers (i.e., third-party restaurants, schools and other commercial buyers). In fiscal 2014, net sales to foodservice customers accounted for approximately 20 percent of our food products business. Items for our foodservice customers are made to their specifications and include sausage, sausage gravy, breakfast sandwiches and side dishes. Foodservice sales provide us with incremental volume in our production plants, as well as an opportunity for future growth.
Distribution
We supply our customers by shipping products directly to their warehouses for further distribution by the customers to their retail stores. We also distribute our products through food wholesalers and distributors who primarily service smaller, independent grocers.
At the end of fiscal 2014, Bob Evans and Owens brand products were available for purchase in grocery stores in all 50 states and the District of Columbia. Our Owens brand products were available for purchase primarily in Oklahoma and Texas.
We continue to work with retailers in states where there is an opportunity to distribute our products. We will explore expansion prospects with retailers to profitably increase points of distribution.
Sources and Availability of Raw Materials
The most important raw material used in our food products business is live sows, which we depend upon to produce our pork sausage products. We procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in many states and Canada. The live sow market is highly volatile in terms of the number of sows available and market price. The live sow market is also dependent upon supply and demand for pork products, as well as corn and soybean meal prices (the major food supply for sows), weather and farmers’ access to capital. During fiscal 2014, sow costs reached all-time record high prices in part driven by Porcine Epidemic Diarrhea virus ("PEDv") which reduced the supply of sows for slaughter. The supply reduction did not significantly impact our ability to procure the live sows needed to meet customer demand, however it significantly impacted the cost beginning in the second quarter of fiscal 2014. In fiscal 2015, we believe the BEF Foods segment will continue to face sow costs that are significantly higher than historical averages, due to the continuing effects of PEDv and the potential for higher exports of raw pork products which could put a strain on supply. We have not traditionally contracted in advance for the purchase of live sows, although we have done so in limited quantities from time-to-time. We have, however, entered into some supply contracts with regard to the purchase of live sows in which we have agreed to accept a specific number of truck loads per week with pricing based on the current market price upon delivery.
Other important raw materials used in our food products operations are potatoes, dairy products, seasonings and packaging materials. Historically, these materials have been readily available, although some items may be in short supply during certain seasons and price fluctuations according to availability. Such shortages did not have a material impact on net sales or operating income in fiscal 2014. Generally, we purchase these items under supply contracts, and we occasionally engage in forward buying when we believe it to be advantageous. We believe that these items will continue to be available from our existing suppliers or, upon short notice, can be obtained from other qualified suppliers.
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
Advertising and Marketing
During fiscal 2014, we spent approximately $6 million advertising our food products, excluding coupons and trade promotion marketing costs. Our food products marketing programs consist of advertising, consumer promotions and trade promotions. Our advertising activities include newspaper, digital and magazine advertisements aimed at increasing brand awareness and building consumer loyalty. Consumer promotions include the distribution of recipes featuring our products and targeted coupons designed to attract new customers and increase the frequency of purchases. Our trade promotions are aimed at providing retail display support, price discounts and securing additional shelf space. During fiscal 2014, we continued to “Win Together as a Team” and “Consistently Drive Sales Growth” through joint marketing programs to support both our Bob Evans Restaurants and BEF Foods segments.
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
Seasonality and Quarterly Results
Our Bob Evans Restaurants and BEF Foods segments are subject to seasonal fluctuations. Historically, our highest levels of revenue and net income at Bob Evans Restaurants occurred in the first and second quarters of our fiscal year. Many Bob Evans Restaurants are located near major interstate highways and generally experience increased revenue during the summer travel season. Holidays, severe weather conditions (such as snow storms, hurricanes, and thunderstorms), natural disasters (such as flooding, tornadoes, and earthquakes) and similar conditions can impact restaurant sales volumes in most of the markets in which we operate.
Our BEF Foods reporting segment is seasonal to the extent that third and fourth quarter sales are typically higher due to increased sales of sausage and our home-style side dishes during the colder months from November through April and especially during the holiday season.
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
Trademarks and Service Marks
We have registered trademarks and service marks, such as the mark Bob Evans® for our restaurant business, and Bob Evans®, Owens®, Country Creek Farm® and Kettle Creations® for BEF Foods. We use additional registered and proprietary marks, some of which are listed under “Item 1. Business” above. We maintain a registration program for our marks with the

United States Patent and Trademark Office and in certain foreign countries. In order to better protect our brands, we have also registered our ownership of the Internet domain names such as www.bobevans.com, beffoods.com and www.kettlecreations.net. We believe that our trademarks, service marks, proprietary recipes and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our Bob Evans Restaurants and BEF Foods segments. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concepts. It may be difficult for us to prevent others from copying elements of our restaurant concepts and food products, and any litigation to enforce our rights would likely be costly.
Government Regulation
We are subject to numerous federal, state and local laws affecting our businesses. Our Bob Evans Restaurant segment is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which each of our restaurants is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development and openings of new restaurants or could disrupt the operations of existing restaurants. However, we believe that we are in compliance in all material respects with applicable governmental regulations and, to date, we have not experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open or operate any of our restaurants.
Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wage, meal and rest breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements.
Minimum wages are governed by federal, state and local laws. There have been a number of increases in minimum wage in various states, as well as increasing legislative discussion at the federal level. Additionally, our industry has many tipped employees who receive much of their compensation in the form of customer tips. In many cases, we are allowed to take a tip credit against the required minimum wage rate and pay a lower cash wage rate to those employees. Any significant changes in the level of minimum wage or the permissibility of tipped wages could affect the profitability of our Bob Evans Restaurants and BEF Foods segments. Federal and state legislatures have also proposed bills that would require paid time off at the hourly level. As this has not been common practice in the restaurant industry, such changes could affect our labor costs and profitability.
The passage of the Affordable Care Act and ongoing changes in the governing rules have required significant effort to ensure compliance. The Company has chosen to continue to make health care available to eligible employees based on the terms set forth in the plan. Further, we are providing medical, prescription drug, dental, vision and an employee assistance program through a private exchange, which allows us to continue to diligently manage overall health care costs and provides us the foundation to build healthy living habits and a culture of wellness. Significant cost increases or administrative burdens could affect our profitability and our ability to continue our current health care strategy.
The nature of our business requires many of our employees to work nights, weekends and nontraditional schedules. Our restaurants may have varying labor needs at various points in time. These factors make it imperative that we carefully monitor and manage the hours that nonexempt employees work to remain compliant with overtime pay regulations. We employ both salaried exempt and hourly nonexempt employees at our restaurants, which require us to diligently manage the type of work done by the different classes of employees. As the definitions and enforcement of overtime and overtime exemption regulations continue to change at the federal and state levels, we may need to consider making changes in these classifications, which could result in higher payroll costs and negatively impact profitability.
There have been a number of federal, state and local proposals and regulations to require restaurants to provide nutritional information on menus and/or require that restaurants label menus with the country of origin of meal ingredients. For example, the Bob Evans Restaurant located in Montgomery County, Maryland, is subject to a menu-labeling law that became effective on July 1, 2010. The Affordable Care Act enacted on March 23, 2010, contains provisions that require restaurants with 20 or more locations to post calorie information on menus and additional nutritional information in writing at the restaurant. The Food and Drug Administration (“FDA”) has released two sets of proposed regulations related to this requirement and is in the process of soliciting comments. The FDA has not yet published the final rules and we continue to monitor the proposed regulations in anticipation of their final publication. We expect that the final rules will become effective six months from the date of publication for covered restaurants. Although the new federal legislation would preempt the state and local legislation already enacted (e.g., California, Maine, Massachusetts, Montgomery County, Maryland, New Jersey, Oregon, Nashville, Tennessee, New York City and Philadelphia), some of these jurisdictions are requiring compliance with their regulations until the FDA begins enforcing the federal regulations. We are concerned that these menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. However, we support the implementation of uniform standards across the United States by the FDA, rather than a state-by-state and locality-by-locality approach.
Bob Evans must comply with the applicable requirements of the Americans with Disabilities Act of 1990, as amended by the ADA Amendments Act of 2008 (“ADA”) and related state statutes. In pertinent part, the ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state laws, when constructing new restaurants and facilities or undertaking significant remodeling of existing restaurants and facilities, we must ensure each restaurant and facility meets the accessibility requirements of all applicable laws and regulations. We also must make reasonable accommodations for the employment of people with disabilities.
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

Employees
As of April 25, 2014, we employed 34,470 persons (7,973 full-time and 26,497 part-time). None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe our working conditions and compensation packages are generally comparable with those offered by our competitors. We consider overall relations with our employees to be favorable.
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
Our Web site is www.bobevans.com. We make available at this address, free of charge, press releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports for transactions in the Company stock by insiders on Forms 3, 4 and 5, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. In addition, we provide periodic investor relations updates and our corporate governance materials at our Web site.
Upon the written request of a stockholder, we will provide without charge a copy of this Annual Report on Form 10-K, including the financial statements and financial statement schedules included herein. In addition, upon the written request of a stockholder, we will provide a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a reasonable fee. Written requests should be delivered to Bob Evans Farms, Inc., Attention: Investor Relations, 8111 Smith's Mill Road, New Albany, Ohio 43054.
ITEM 1A.    RISK FACTORS.
The risk factors presented below may have a material adverse effect on our future operating results, financial position and cash flows. The categories listed below are for information purposes only and do not signify that any risk should or should not be included in one or more of the other categories, or that any category or risk is more significant than any other risk. In addition to the risk factors presented below, changes in general economic conditions, consumer tastes and discretionary spending patterns, demographic trends and consumer confidence in the economy, which affect consumer behavior and spending for restaurant dining occasions and retail purchases in general, may have a material adverse effect on us. Our actual results could vary significantly from any results expressed or implied by any forward-looking statements contained in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission ("SEC") depending upon a variety of factors, including, but not limited to, the following risks and uncertainties:
I.    STRATEGIC
Our failure to achieve and maintain positive same-store sales for an extended period of time could have a material adverse effect upon our financial condition, results of operation and cash flows.
Same-store sales are a key measure of the financial health of our company, as well as our individual restaurants. Same-store sales growth may be affected by a number of factors, including:
•local and national economic conditions affecting consumer spending habits;
•gasoline prices;
•customer trends;
•intense competition in the restaurant business;
•customer satisfaction;
•extraordinary events such as weather or natural disasters; and
•pricing pressure.

We depend on consumer acceptance of our menu offerings, food products, prices, atmosphere, convenience and service procedures.
Our success in creating demand for our restaurant menu offerings and food products is dependent on our ability to continue to accurately predict consumer dining and taste preferences and adapt our menu and food products to trends in food consumption. If customer eating habits change significantly and we are unable to respond with appropriately priced menu offerings and food products, as well as convenience and service procedures, it could have a material adverse effect on demand for our menu offerings and food products, which could result in lost customers and a material adverse effect on our business and results of operations. Our success is also dependent upon our ability to provide outstanding customer service and convenience and to keep the atmosphere of our Bob Evans Restaurants segment differentiated from our competitors, and relevant and appealing to our customers. If we change our restaurant concept or customer service technique, we may lose customers who do not prefer the changed concept or customer service technique, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make the concept or technique profitable.
We depend on initiatives designed to improve the efficiencies, costs and effectiveness of our operations, as well as increase revenues, and failure to fully achieve or sustain these initiatives could adversely affect our results of operations.
We have had, and expect to continue to have, initiatives related to cost efficiencies and revenue generation in various stages of testing, evaluation and implementation, upon which we expect to rely on to improve our results of operations and financial condition. Many of these initiatives are inherently risky and uncertain in their application to our business in general, even when tested successfully on a more limited scale. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful system-wide implementation of these initiatives across hundreds of restaurants and involving tens of thousands of employees relies on consistency of training, stability of workforce, ease of execution, changes in market conditions and the absence of offsetting factors that can adversely influence results. Failure to achieve successful implementation of our initiatives could adversely affect our results of operations.
Our long-term growth strategy depends on opening new restaurants. Our ability to expand our restaurant base is influenced by factors beyond our control, which may slow restaurant expansion and impair our growth strategy.
We are pursuing a disciplined long-term growth strategy which, to be successful, will depend in large part on our ability to open new restaurants and operate those restaurants on a profitable basis. In fiscal 2015 we intend to increase the construction of new restaurants and plan on opening up to eight new restaurants and licensing up to ten Bob Evans Express locations. We cannot guarantee that we will be able to achieve our expansion goals or operating results similar to those of our existing restaurants. One of our biggest challenges in meeting our long-term growth objectives will be to locate and secure an adequate supply of suitable new restaurant sites. We have experienced delays in opening some of our restaurants and may experience delays in the future. Delays or failures in opening new restaurants could have a material adverse effect on our planned long-term growth strategy.
The success of any restaurant expansion will depend upon numerous factors, many of which are beyond our control, including the following:

•	our ability to generate a suitable level of return on the money we invest in new restaurants;

•	the availability and hiring of qualified personnel;

•	our ability to appropriately train employees and staff the restaurants;

•	our ability to identify available and suitable restaurant sites, including appropriate locations for Bob Evans Express;

•	competition for restaurant sites;

•	negotiation of favorable purchase or lease terms for restaurant sites;

•	negotiation of favorable license and royalty terms for Bob Evans Express sites;

•	timely development of new restaurants, including the availability of construction materials and labor;

•	management and control of construction and development costs of new restaurants;

•	our ability to manage construction delays related to the opening of any facility;

•	our ability to manage the local, state or other regulatory, zoning and licensing processes in a timely manner, or at all;

•	cost and availability of capital;

•	competition in our markets;

•	consumer acceptance of our restaurants in new markets; and

•	general economic conditions.
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
We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing, relocating or remodeling of existing restaurants, which may adversely affect our results of operations.
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
The food products industry is also highly competitive and is affected by changes in the public’s eating habits and preferences, as well as by local and national economic conditions affecting consumer spending habits. Key competitive factors in the industry include the quality, flavor and value of the food products offered, advertising and name brand awareness. Our competitors include well-established national, regional and local producers and wholesalers of similar products, many of whom have substantially greater name recognition and financial, marketing and other resources than we have, which may give them competitive advantages. We are facing increased competition from private label sausage products and side dishes. We expect competition to intensify in our BEF Foods segment as other food companies introduce refrigerated side dishes to compete with our successful potato and pasta side dishes. This increased competition could have a material adverse effect on our financial position or results of operations.
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
The financial performance and results of operations of the BEF Foods segment could be adversely affected by availability of and price we pay for sows and pork trimmings.
Sows are the most important raw material used to produce our pork sausage products in our BEF Foods segment. We procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in many states and Canada. The live sow market is highly volatile in terms of the number of sows available and the current market price. The live sow market is dependent upon supply and demand for pork products, as well as corn and soybean meal prices (the major food supply for sows), weather and farmers’ access to capital. We also use pork trimmings and the pork trimmings market is also highly volatile in terms of availability and the current market price.
We believe our BEF Foods segment will continue to be challenged by sow and pork trimmings costs that are significantly higher than historical averages. Higher sow and pork trimmings costs adversely affect the BEF Foods segment’s profitability, and we cannot guarantee that we will be able to pass along any portion of the increased costs to our consumers in a timely manner or at all.
Our BEF Foods segment’s business is dependent upon a limited number of suppliers for the production of a significant number of items and relies upon a relatively small number of customers for a large percentage of its sales.
Our BEF Foods segment’s business is dependent upon a limited number of suppliers, and we have not always identified secondary suppliers for food products manufactured in our plants, or secondary suppliers with sufficient capacity. Our prolonged inability to provide products to fill orders in a timely manner could have an adverse effect on both our Bob Evans Restaurants and the BEF Foods segments’ businesses and our results of operations. Our BEF Foods segment’s business also relies upon a relatively small number of customers for a large percentage of its sales. Our inability to maintain strong relationships with our key customers and meet their requests could result in a loss of business, which could have a material adverse effect on our BEF Foods business and our results of operations.
Our BEF Foods business has undergone and will continue to undergo major efficiency changes in the form of acquiring other businesses, closing inefficient facilities and by expanding the remaining facilities, but our failure to successfully integrate an acquired business or run our expanded facilities efficiently could adversely affect our company.
We regularly evaluate expansion opportunities such as acquiring other businesses or taking actions to make our remaining facilities operate more efficiently. Plant expansion involves risks such as additional debt, integrating the acquired business or new equipment into our operations. In evaluating expansion opportunities, we carefully consider the effect that financing the opportunity will have on our financial condition. Successful expansion depends on our ability to integrate the acquired business or efficiently run the remodeled plant. If we are unable to effectively implement expansion opportunities, we could adversely affect our operations, financial results and prospects.

Our actual operating and financial results in any given period may differ from guidance we provide to the public, including our most recent public guidance.
From time to time, in press releases, SEC filings, public conference calls and other contexts, we have provided guidance to the public regarding current business conditions and our expectations for our future financial results. We expect that we will provide guidance periodically in the future. Our guidance is based upon a number of assumptions, expectations and estimates that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In providing our guidance, we also make various assumptions with respect to our future business decisions, some of which will change. Our actual financial results, therefore, may vary from our guidance due to our inability to meet the assumptions upon which our guidance is based and the impact on our business of the various risks and uncertainties described in these risk factors and in our public filings with the SEC. Variances between our actual results and our guidance may be material. To the extent that our actual financial results do not meet or exceed our guidance, the trading prices of our securities may be materially adversely affected.
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
A majority of our Bob Evans Restaurants are located in Ohio and other parts of the Midwest, which makes us particularly sensitive to economic conditions, natural disasters, severe weather and other events in this region. Our business is subject to seasonal adverse weather conditions (especially between October and March) that may at times affect regions in which our restaurants are located, regions that produce raw ingredients for our restaurants, or locations of our distribution network. As a result our quarterly and yearly results have varied in the past, and we believe that our quarterly operating results will vary in the future. In addition, adverse weather conditions could cause us to experience closures, repair and restoration costs, food spoilage, and other significant reopening costs as well as increased food costs and delayed supply shipments, any of which would adversely affect our business. Additionally, during periods of extreme temperatures (either hot or cold) or precipitation, many individuals choose to stay indoors. This impacts transaction counts in our restaurants and could adversely affect our business and results of operations.
We believe same-store sales at our Bob Evans Restaurants are particularly sensitive to economic conditions in the Midwest, which has been hit particularly hard by the downturn in the United States’ economy, the troubled auto industry, increased unemployment and lower home values. We have 242 Bob Evans Restaurants located in Michigan and Ohio where the impact of job loss in the automotive industry (manufacturers and suppliers) could have a material adverse effect on our sales.
Our ability to align our corporate culture to adapt to evolving business changes and requirements could have a material adverse effect on us.
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
As a business with a restaurant segment and a food production segment, we can be adversely affected by complaints or litigation from consumers alleging illness, injury or other food quality, adverse health effects (including obesity) or operational concerns. Our reputation and business can also be adversely affected by negative publicity resulting from such complaints or litigation. Food-related contaminations and illnesses may be caused by a variety of food-borne pathogens, such as e-coli or salmonella, from a variety of illnesses transmitted by restaurant workers, such as hepatitis A, and from contamination of food by foreign substances. Contamination and food-borne illness incidents could also be caused by food suppliers and distributors. As a result, we cannot control all of the potential sources of contamination or illness that can be contained in or transmitted from food. If any person becomes injured or ill, or alleges becoming injured or ill, as a result of eating our food, we may temporarily close some restaurants or a BEF Foods segment plant, which would decrease our revenues, and we may be liable for damages, be subject to governmental regulatory action and/or receive adverse publicity, regardless of whether we are at fault, any of which could have long-lasting, negative effects on our reputation, financial position and results of operations.
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
We are a highly automated business and rely on our production facilities and our network infrastructure and our Web site for our development, marketing, operational, support, hosted services and sales (including online ordering) activities. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major natural disaster, fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data.
Many of our corporate systems and processes and corporate support for our restaurant operations are centralized at one Ohio location. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including tornadoes and other natural disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.
Our BEF Foods segment operates four manufacturing plants. If we were forced to close or delay production at one or more of these plants due to a natural disaster or significant labor issue, we may be unable to increase production at our other plants in a timely manner, which could have a material adverse effect on our results of operations.

A catastrophic event that results in the destruction or disruption of our data center or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. We have deployed a robust disaster recovery plan and backup systems to reduce the potentially adverse effect of such events.
We rely heavily on information technology and any material failure, interruption, or security breach in our systems could adversely affect our business.
We rely heavily on information technology systems across our operations, including for the order and delivery from distributors, point-of-sale processing in our restaurants, gift and loyalty cards, online business, and various other processes and transactions, including the storage of employee and customer information. Our ability to effectively manage our business and coordinate the production, distribution, and sale of our products depends significantly on the reliability and capacity of our information technology systems to process these transactions, summarize results and manage and report on our business. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales and reduced efficiency of our operations, which could have a material adverse effect on our results of operations, and significant capital investments could be required to remediate the problem. Additionally, if a person is able to circumvent the security measures intended to protect our employee or customer private data, he or she could destroy or steal valuable information or disrupt our operations, which could significantly harm our reputation or result in litigation against us or the imposition of penalties.
In addition, our ability to accept credit cards as payment in our restaurants and for online gift card orders depends on us remaining compliant with standards set by the PCI Security Standards Council. These standards require certain levels of system security and procedures to protect our customers’ credit card and other personal information. We employ both internal resources and external consultants to conduct auditing and testing to reduce the likelihood of any security failures or breaches. However, we can provide no assurance that these security measures will be successful. If these security measures are not successful, we may become subject to litigation against us or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, any of which could have a material adverse effect on our financial performance.

Our inability to improve our systems in fiscal 2015 to provide greater access for customers, increase operational capabilities, and to replace our core enterprise resource planning systems could negatively impact our results of operations.
Operational excellence and the continued improvement of our customer experience are among our highest priorities. As a result, we expect to make increased investments during fiscal 2015 in our technology infrastructure, and the labor necessary to support this technology, in areas designed to more effectively collect and process our enterprise information and data for resource planning, as well as positively impacting the way in which our customers interact with us, including through the ordering process, food production and finally through the delivery of food to the customer. Our inability to effectively implement our core enterprise resource planning systems replacement, as well as the other changes to our technology infrastructure could negatively impact our operations and processes and could have a negative impact on our financial results.
If we lose the services of any of our key management personnel, our business could be negatively impacted.
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
Our restaurant operations and food products business are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat. The cost, availability and quality of the ingredients we use to prepare our food are subject to a variety of factors, many of which are beyond our control. Fluctuations in weather, supply and demand, the economy and political conditions could adversely affect the cost, availability and quality of our ingredients. If the variety or quality of the food we offer declines due to the lack or lower quality of our ingredients or due to interruptions in the flow of fresh ingredients, customer traffic or food product orders may decline and negatively affect our sales. We have contracted with one primary and other third-party distributors for the delivery of food and other products to our restaurants. If our primary distributor or these contracts were suddenly and unexpectedly terminated, supply costs could increase and disruptions in distribution could occur during the transition to other third-party distributors which could negatively impact our results of operations.
The price and availability of food, ingredients and utilities used by our restaurants could adversely affect our revenues and results of operations.
Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, utilities, and other related costs over which we may have little control. Fluctuations in economic conditions, weather and demand, as well as natural disasters can adversely affect the availability, quality and cost of the ingredients and products that we buy. We require fresh produce, dairy products and meat, and therefore are subject to the risk that shortages or interruptions in supply of these food products could develop. Our operating margins are subject to changes in the price and availability of food commodities. For example, as discussed in greater detail above, the profitability of our BEF Foods segment is sensitive to sow and pork trimmings costs, which have been volatile but generally increasing over the past few years. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products. Our operating margins are also affected by fluctuations in the price of utilities such as natural gas, whether as a result of inflation or otherwise, on which our restaurants depend for much of their energy supply. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations. In addition, because we provide a moderately priced product, we may not seek or be able to pass along price increases to our guests sufficient to offset cost increases.
Market supply and demand and the prices we receive for our products may fluctuate due to competition from other food producers and processors, as well as the availability or price of competing proteins.
We face competition from other food producers and processors. Some of the factors on which we compete and which may drive demand for our products include:

•	product safety and quality;

•	brand identification;

•	breadth and depth of product offerings; and

•	availability of our products and competing products.
Demand for our products also is affected by competitors’ promotional spending, the effectiveness of our advertising and marketing programs, and the availability or price of competing proteins.
Our inability to successfully and sufficiently raise menu and food products prices to offset increased costs could result in a decline in margins.
We utilize price increases for menu offerings and food products to help offset cost increases, including increased costs for wholesale food, raw materials, distribution, minimum wages, employee benefits, construction, fuel, utility, and other costs. During fiscal 2014, we implemented menu price increases at Bob Evans Restaurants to help offset operating and supply cost increases. Further federal legislation to increase the minimum wage as well as the tip credit wage we pay to certain staff members receiving guest gratuities is possible, and there may be similar increases implemented in other jurisdictions in which we operate or seek to operate. We may not be able to anticipate and react to changing costs by adjusting our purchasing practices and prices to sufficiently account for increased costs, especially further minimum wage increases at the federal and/or state level. Also, because we offer moderately priced food, we may not be able to, or we may choose not to, pass along price increases to our customers, which could have a material adverse effect on our business and results of operations.
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
The restaurant industry and the food products industry are subject to various federal, state and local laws and regulations relating to health, sanitation, safety and fire standards, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, the Patient Protection and Affordable Care Act ("PPACA"), the Health Care and Education Reconciliation Act of 2010 and applicable requirements concerning minimum wage, overtime, healthcare coverage, family leave, medical privacy, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990, as amended by the ADA Amendments Act of 2008. Compliance with these legal requirements may be more costly than we expect. The failure to obtain and/or retain licenses, permits or other regulatory approvals could delay or prevent the opening of a restaurant and/or the continued operation of a particular restaurant or food products manufacturing facility. Our failure to comply with applicable laws and regulations could also result in fines or legal actions that could adversely affect our business, results of operations and financial position. Significant legal and regulatory issues affecting our business include:

•
employment laws, including minimum wage requirements, overtime pay requirements and exemptions, meal and rest break requirements, paid “sick days” or other paid time off, unemployment tax rates, discrimination laws, workers’ compensation rates and citizenship and immigration requirements;

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
In March 2010, the President signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, “Health Care Reform Acts”). Although we are preparing for and have developed business processes to deal with and mitigate the costs associated with the Health Care Reform Acts, which may result in significant modifications to our employment and benefits policies and practices, we cannot predict with certainty the financial and operational impacts the new law will have on us. We do expect that our expenses will increase as a result of the Health Care Reform Acts. Any such increases could materially and adversely affect our business, financial condition and results of operations, such modifications to our business practices may be disruptive to our operations and impact our ability to attract and retain personnel.
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
Significant increases in health care costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective. Also, while we have analyzed the anticipated impact of PPACA on our cost structure, we will not know for certain the impact on our health care benefit costs until PPACA is fully implemented. Increases in costs due either to the PPACA or general health care cost increases could have a material adverse impact our financial performance, as there is no assurance that we would be able to absorb and/or pass through such costs.
Our federal, state, and local tax returns have been, and may in the future be, selected for audit by the tax authorities, which may result in tax assessments or penalties that could have a material adverse impact on our consolidated financial position and results of operations.
We are subject to federal, state, and local taxes in the United States, including income, sales, use, and other applicable taxes. Significant judgment is required in determining the provision for taxes. Additionally, sales and use tax requirements are often fact-specific, complex and vary from jurisdiction to jurisdiction, which complicates monitoring and compliance. Although we believe our tax estimates are reasonable and our procedures for collecting sales taxes are appropriate, from time to time, federal, state, and local tax authorities have challenged, and may in the future challenge, positions we have taken on our tax returns or our sales tax collection policies. If we are unable to resolve these challenges favorably, we could incur additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication, or resolution of any disputes, could have a material impact on our consolidated financial position and results of operations.
Legislation and regulations requiring the display and provision of nutritional information for our menu offerings in our restaurants could increase our operating costs, affect consumer preferences, increase the likelihood of litigation, and negatively impact our results of operations.
Some of our Bob Evans Restaurants are already subject to state menu-labeling laws. The Health Care Reform Acts contain provisions that require restaurants with 20 or more locations to post calorie information on menus and additional nutritional information in writing at the restaurant. The FDA released Proposed Regulations implementing this legislation on April 6, 2011. The FDA was expected to release Final Regulations prior to December 31, 2011, but did not, and no release date is currently set. The Final Regulations are anticipated to specify when the FDA will commence enforcement of the Final Regulations which is expected to be between six months to one year after publication. Although the new federal legislation would preempt state and local legislation already enacted (e.g., California, Maine, Massachusetts, Montgomery County, Maryland, New Jersey, Oregon, Nashville, Tennessee, New York City, New York and Philadelphia, Pennsylvania), some of these jurisdictions are requiring compliance with their regulations until the FDA begins enforcing the federal regulations.
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
Since the second quarter of 2013 pork producers in the United States have been experiencing an outbreak of PEDv. It is important to note that PEDv affects piglets but does not create a food safety issue. Since first reported in the United States in the second quarter of 2013, PEDv has continued to spread and has now been reported in at least 30 states. According to recent reports, the outbreak has impacted up to 50% of the sows in the United States. We are closely monitoring the evolution of this on-going outbreak and its impact on the swine industry and on business in fiscal year 2015. We are currently unable to predict the extent to which PEDv may negatively impact our operations or sow market prices in the future.

Our business could be adversely impacted if we are the subject of increased litigation regarding personal injuries suffered on our premises, discrimination, harassment or other labor matters.
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

We identified material weaknesses and significant deficiencies in our internal control over financial reporting during the years ended April 25, 2014, and April 26, 2013. If we fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with Generally Accepted Accounting Principles ("GAAP"). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We have identified certain material weaknesses in our internal control over financial reporting in current and prior years, including those described in Item 9A of this Annual Report on Form 10-K. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.
In addition, we continue to implement an enterprise resource planning system (“ERP”), which is not yet operational. Any impact from the issues we experienced or additional delays in the implementation of this system could cause further disruption of our internal control over financial reporting and cause delays in our ability to adequately assess our internal control over financial reporting.
The Audit Committee has provided and continues to provide the oversight of management's plans to document and remediate our internal control system. Implementation of these plans to document and remediate our internal control system has and will continue to divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources due to the costs associated with remediation, which includes both management and Audit Committee time and also the costs associated with third party consultants and required higher levels of audit effort by our independent auditors.
If we fail to remediate any material weakness or significant deficiency, maintain effective internal control over our financial reporting or comply with the federal securities rules and regulations applicable to us, including the Sarbanes-Oxley Act and our SEC reporting obligations related to our internal control over financial reporting, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, we may be unable to obtain an unqualified audit opinion, and our access to the capital markets may be restricted. In addition, we may, in the future, identify further material weaknesses or significant deficiencies in our internal control over financial reporting. Each of the foregoing could impact the reliability and timeliness of our financial reports and could cause investors to lose confidence in our reported financial information, which could have a negative effect on our business and the value of our securities. We may also be required to restate our financial statements from prior periods.
Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our results of operations and financial condition.
Our financial statements are prepared in accordance with generally accepted accounting principles. The FASB, the American Institute of Certified Public Accountants ("AICPA") and other accounting standard-setting bodies may periodically issue changes to, interpretations of or guidance with respect to GAAP. The adoption of such guidance may have an adverse effect on our results of operations and financial position.
IV.    OTHER
Economic conditions in the United States adversely impacted our business and financial results in fiscal 2014, and uncertainty regarding the economic recovery could have a material adverse effect on us in the future.
The restaurant and food products industry is dependent upon consumer discretionary spending. The economic downturn in the United States and uncertainty regarding the economic recovery has reduced consumer confidence impacting the public’s ability and desire to spend discretionary dollars, resulting in lower levels of guest traffic in our restaurants and sales of our food products. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase, our guests and customers have less disposable income and may reduce the frequency with which they dine out or purchase our products. Although there has been some improvement in certain economic indicators, recent reports indicate that consumer uncertainty may persist during 2014 and beyond, so our ability to increase sales may be negatively impacted in the future. If this difficult economic situation continues for a prolonged period of time or deepens in magnitude, our business and results of operation could be materially and adversely affected, and our customers may continue to remain apprehensive about the economy and maintain or further reduce their already lowered level of discretionary spending. This could result in spreading fixed costs across a lower level of sales, and could, in turn cause downward pressure on our profitability.
A privacy breach could adversely affect our business.
The protection of customer, employee and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes. In addition, customers have a high expectation that we will adequately protect their personal information. For example, in connection with credit and debit card sales, we transmit confidential credit card information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If we fail to comply with these laws and regulations or experience a significant breach of customer, employee or company data, we could be exposed to risks of data loss, fines, a loss of the ability to process credit and debit card payments, litigation and serious disruption of our operations. Additionally, any resulting negative publicity could significantly harm our reputation, which could have a material adverse effect on our financial performance.
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
Negative posts or comments about us on any social networking Web site could seriously damage our reputation. In addition, the disclosure of nonpublic company sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and archive this information. Identifying new points of entry as social media continues to expand presents new challenges.
Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a variety of other factors, resulting in a decline in our stock price.
Our quarterly operating results may fluctuate significantly because of several factors, including:

•	fluctuations in food and commodity prices, including sow costs;

•	the timing of new restaurant openings and related expenses;

•	restaurant operating costs for our newly opened restaurants, which are often materially greater during the first several months of operation;

•	labor availability and costs for hourly and management personnel;

•	profitability of our restaurants, especially in new markets;

•	impairments of long-term assets;

•	trends in same-store sales;

•	adverse weather conditions, especially during peak winter holiday sales seasons;

•	special items, such as property purchases or sales;

•	class action or litigation settlements;

•	local and national economic conditions, including gasoline and other energy costs; and

•	changes in consumer preferences and competitive conditions.
Our Bob Evans Restaurants and our BEF Foods business segments are also subject to seasonal fluctuations. As a result, our quarterly and annual operating results, same-store sales and comparable food products sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any fiscal year. If our quarterly operating results fall below the expectations of securities analysts and investors due to the factors discussed above, this could result in a decline in our stock price.
Many factors, including those over which we have no control, affect the trading price of our stock.
Factors such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business, could have an impact on the trading price of our common stock. The market price of our common stock may also be affected by stock market conditions, including price and trading fluctuations on the NASDAQ Stock Market, the New York Stock Exchange or other exchanges. In addition to investor expectations about our prospects, trading activity in our common stock can reflect the portfolio strategies and investment allocation changes of institutional holders, as well as nonoperating initiatives such as share repurchase programs. Any failure to meet market expectations for our financial performance, particularly with respect to comparable restaurant sales, revenues, operating margins and earnings per share, would likely cause our stock price to decline.
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
Our credit facility contains various covenants that limit, among other things, our ability to incur liens on our assets; merge or consolidate with other entities; transfer or sell a substantial part of our assets; substantially change the nature of our business; pay dividends or initiate stock repurchases under certain circumstances; and enter into transactions with affiliates, among other restrictions. The covenants contained in our credit facility could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities, to fund our business operations or to successfully implement our current and future operating strategies. The credit facility also requires us to maintain certain financial covenants. At April 25, 2014, we were in compliance with these covenants. However, any failure to maintain these financial covenants or have sufficient liquidity to either repay or refinance the then outstanding balance upon violation of the covenants could have a material adverse effect on our financial condition if we were unable to obtain an amendment or waiver from our bank group or access alternative sources of capital.
A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness.
A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other agreements. In addition, the agreements governing our credit facility require us to maintain certain financial ratios. Our ability to comply with these covenants may be affected by events beyond our control (such as uncertainties related to the current economy), and we cannot be sure that we will be able to comply with these covenants at all times in the future. Upon the occurrence of an event of default under any of our debt instruments, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot be sure that our assets would be sufficient to repay in full our outstanding indebtedness.

If we are unable to continue to pay dividends or repurchase our stock as expected by the market, our earnings per share (“EPS”) and stock price may be harmed.
Our dividend and stock repurchase programs require the use of a significant portion of our cash flow or may exceed our cash flow. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations and our capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact investor confidence in us, thereby negatively impacting our EPS and stock price.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.
We believe that our trademarks, service marks and other proprietary rights are important to our success and our competitive position. Our primary trademarks, “Bob Evans,” "Bob Evans Restaurants" and “Owens,” are key components of our operating and marketing strategies. As a result, we devote appropriate resources to the protection of our trademarks and other proprietary rights. The protective actions that we take, however, may not be sufficient to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, could cause us to incur significant legal costs.
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
As part of the terms of the Membership Interest Purchase Agreement dated January 28, 2013, pursuant to which we sold the Mimi’s Café restaurant chain, we retained certain liabilities for the presale operations of the Mimi’s Café restaurant chain, including potential claims and most existing litigation, as well as agreeing to indemnify the buyer against the costs of the same. As a result, we are likely to incur expenses for such claims and liabilities related to periods up to the date of sale.
Part of the consideration we received in the transaction was a promissory note, (the "Note") which has a principal balance of $30.0 million, an annual interest rate of 1.5%, and a term of seven years. The Note is payable at maturity. Partial prepayments are required prior to maturity if the buyer reaches certain levels of EBITDA during specified periods, or upon a sale or liquidation. The buyer covenanted to and did provide funding of at least $10.0 million through the initial 18-months after closing. To the extent of such capital being funded but not repaid, we agreed to subordinate our right to repayment under the Note until the buyer has first received a repayment of its funding. Our right to repayment under the Note is subordinated to third party lenders. Because the maker of the Note is a newly formed entity with limited capital and because of the subordinated nature of our claims under the Note, if the Mimi’s Café restaurant chain should have limited profitability or losses, it is possible that the principal amount of the Note may not be paid in full or at all.
Our current insurance loss estimates may not be adequate and, if claims exceed such estimates, it could have a material adverse effect on our profitability.
We are self-insured for a significant portion of our current exposures related to our workers’ compensation, general, auto and property liabilities and employee health insurance programs. Although we base our loss estimates on actuarial data, as well as on our historical trends, we may not be able to accurately predict the number or value of the claims that occur. In particular, health insurance costs have increased significantly over the last 10 years. In the event that our actual liability exceeds our estimate for any given period, or if we are unable to control rapidly increasing health care costs, there could be a material adverse effect on our level of profitability.
Our Certificate of Incorporation and Bylaws, as well as Delaware law, may have anti-takeover effects.
Provisions of our Certificate of Incorporation and Bylaws may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our common stock. In addition, certain provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving our company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any “interested shareholder” (as defined in the statute) for a period of three years unless certain conditions are met. In addition, our senior management is entitled to certain payments and rights upon a change in control of our Company, which could result in expenses that may deter a potential merger, tender offer or other acquisition of our Company.
Our business could be negatively affected as a result of a proxy fight and the actions of activist shareholders.
We recently received a notice from Castlerigg Global Equity Special Event Master Fund, Ltd., one of our stockholders affiliated with the Sandell Asset Management Corp. (together with its affiliates, "Sandell"), that indicates Sandell's intention to nominate eight individuals for election to our board of directors at our 2014 annual meeting of shareholders. If a proxy contest involving Sandell ensues, or if we become engaged in a proxy contest with another activist shareholder in the future, our business could be adversely affected because:

•	responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our management and employees;

•
perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•
if individuals are elected to our board of directors to pursue an activist shareholder's particular agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
The following provides a brief summary of the location and general character of our principal plants and other physical properties as of April 25, 2014.
In March 2013, we sold our former corporate headquarters located at 3776 S. High St., Columbus, Ohio. We purchased approximately 41-acres of property in New Albany, Ohio, in December 2011 for the purpose of building a new corporate headquarters. The building and grounds were completed in October 2013.
We also own the Bob Evans Farm, a 937-acre farm located in Rio Grande, Ohio, and the Spring Creek Farm, a 30-acre farm located in Richardson, Texas. The Rio Grande, Ohio location supports our Bob Evans brand heritage and image through educational and tourist activities. The Richardson farm location is currently classified as held for sale, along with our Richardson, Texas, food production plant.
Bob Evans Restaurants Segment
At the end of fiscal 2014, we owned the real estate for 480 of our Bob Evans Restaurants and leased the real estate for the remaining 81 locations. The table located in Item 1 of this Annual Report on Form 10-K shows the location of all of our Bob Evans Restaurants in operation as of the end of fiscal 2014. The initial terms for the majority of our Bob Evans Restaurants’ leases are 20 years and include options to extend the terms. Additionally, we own or lease properties for 20 closed restaurants and other storage facilities.
BEF Foods Segment
Our BEF Foods segment currently produces food products in our four manufacturing facilities. We produce fresh sausage products at our plants located in Hillsdale, Michigan, and Xenia, Ohio. Our Sulphur Springs, Texas, plant produces ready-to-eat products, such as sandwiches, soups and gravies, and our Lima, Ohio, plant produces refrigerated side dishes.
During fiscal 2011, we closed a food product manufacturing plant located in Galva, Illinois, which we sold in 2013, and closed the fresh sausage production portion of our Bidwell, Ohio, plant. In fiscal 2013, we sold the Bidwell and Springfield, Ohio, food production plants, but continued to lease and operate them through December and February of fiscal 2014, respectively.
In August 2012, we purchased the Kettle Creations brand and a 100,000 square foot food production facility in Lima, Ohio. Kettle Creations previously was a co-packer for us. The Lima plant produces, or will produce, refrigerated mashed potatoes and other potato-based side dishes, macaroni and cheese and other pasta side dishes. During the second quarter of fiscal 2014, we completed the first phase of expansion at the Kettle Creations production facility, which included expanding the production facility by 57,000 square feet and constructing an additional production line, at a cost of approximately $24 million.
During fiscal 2014, we also invested approximately $36 million of capital to expand, modify and add production lines to our food production facility in Sulphur Springs, Texas, which increased production capacity for ready-to-eat food products, as well as added capacity for soups and gravies.
We own all of these properties. We lease various other locations throughout our BEF Foods marketing territory, which serve as regional and divisional sales offices.
We believe our facilities have adequate capacity with our recent capital additions, which will position the BEF Foods segment for growth.
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
In August 2012, a former Bob Evans Restaurant employee filed an action against the Company in the United States District Court for the Southern District of Ohio (the “Ohio District Court”). The lead plaintiff alleged that the Company violated the Fair Labor Standards Act by failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers employed at Bob Evans Restaurants between August 2009 and present. The Court has since approved the substitution of another former employee as the lead plaintiff. Plaintiff filed a motion for conditional certification of the class, we filed a motion in opposition to the same, and the Ohio District Court granted conditional certification on December 5, 2013. The proceedings remain in the early stages with significant uncertainty as to factual issues, outcome of legal proceedings, and likely number of opt-in plaintiffs and/or damages claimed. We do not believe based on currently available information, that the outcome of this matter will have a material adverse effect on our financial condition, though an adverse outcome could be material to our results of operations for a particular period. We believe the claims are without merit and intend to vigorously contest the action.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

SUPPLEMENTAL ITEM.    EXECUTIVE OFFICERS OF BOB EVANS FARMS, INC.
The following table sets forth certain information for the “executive officers” of Bob Evans Farms, Inc. for the past five years as of June 19, 2014. The executive officers are appointed by and serve at the pleasure of the Board of Directors of Bob Evans Farms, Inc.

Name	Age	Years of Service as Officer	Background
Steven A. Davis	56	8	Chairman of the Board and Chief Executive Officer since May 2006.
Mark E. Hood	61	—	Chief Financial Officer since June 19, 2014; Consultant from July 2012 to June 2014; Senior Vice President and Chief Financial Officer, Brown Shoe Company, Inc. from 2006 to 2012 (NYSE:BWS)
T. Alan Ashworth	54	2
Vice President, Corporate Development and Finance and Treasurer from June 2014; Vice President, Corporate Development and Finance from August 2012 to June 2014; Senior Director, Finance from December 2011 to August 2012; Vice President, Finance, Convergys Corporation from 2008 to 2011 (NYSE:CVG)

Colin M. Daly	42	2
Senior Vice President, General Counsel and Corporate Secretary since May 2012; Secretary since March 2009 and General Counsel since February 2008, O’Charley’s Inc., Senior Corporate Counsel from April 2006 to January 2008, O’Charley’s Inc.

Joseph R. Eulberg	56	6	Executive Vice President, Human Resources since June 2010; Senior Vice President, Human Resources March 2008 to June 2010.
Richard D. Hall	58	18	Executive Vice President, Supply Chain Management since September 2008; Senior Vice President, Corporate Procurement from August 2006 to September 2008.
Randall L. Hicks (1)	54	19	President, Bob Evans Restaurants since February 2009; Executive Vice President, Bob Evans Restaurants Operations from 2004 to February 2009.
Kevin C. O’Neil	59	4
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

Sylvester J. Johnson	54	—	Senior Vice President, Chief Accounting Officer and Controller since September 2013; Chief Accounting Officer, Dex One Corporation from 2009-2013.
Geraldine R. Schlueter	51	2
Senior Vice President and Chief Information Officer since April 2013; Vice President of Application Development, DSW, Inc., May 2012 to February 2013; Vice President of Enterprise Systems Development, Advance Auto Parts, Inc. (NYSE:AAP), January 2006 to May 2012.

Scott C. Taggart	44	4
Vice President, Investor Relations since September 2011; Senior Director, Finance from January 2010 to September 2011. Director of Financial Communications, The Icon Group from January 2003 to January 2010.

J. Michael Townsley	55	11	President, BEF Foods, Inc. since June 2008; Executive Vice President, BEF Foods from November 2006 to June 2008.
(1) On March 4, 2014, Mr. Hicks, the President of Bob Evans Restaurants, announced his retirement effective July 1, 2014.
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
Comparison of Five-Year Cumulative Total Return
The following line graph compares the yearly percentage change in our cumulative total stockholder return on our common stock over our preceding five fiscal years against the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500”) and two weighted average peer groups, one "former" that we have been using and the other "new" we have started using this year.
Both our former and new peer groups are comprised of restaurant companies listed on The NASDAQ Stock Market (weighted 70 percent) and a group of meat producers listed on either The NASDAQ Stock Market or the New York Stock Exchange (weighted 30 percent). We measure cumulative stockholder return by dividing (a) the sum of (i) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price of our common stock at the end and the beginning of the measurement period by (b) the price of our common stock at the beginning of the measurement period.
We have adopted the new peer group for several reasons. With our divestiture of the Mimi’s Café restaurant chain and our increased focus on our BEF Foods segment thorough capital investment, we added several additional food companies to the peer group, such as B&G Foods, Flowers Foods and Treehouse Foods. We also determined to remove several companies from the peer group whose market cap was significantly larger than ours, such as McDonald’s Corp., The J.M. Smucker Company and Yum!Brands. The remaining changes were based on forming a peer group with companies with attributes more closely aligned with the Company.
The subsequent performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or the Exchange Act.

CUMULATIVE VALUE OF $100 INVESTMENT

	2009	2010	2011	2012	2013	2014
New Peer Group (1)	$100.00	$130.21	$177.36	$214.89	$241.48	$290.09
Old Peer Group (2)	$100.00	$134.76	$160.95	$200.28	$224.55	$241.90
Standard & Poor’s 500	$100.00	$139.93	$164.03	$172.49	$198.92	$239.23
Bob Evans Farms, Inc.	$100.00	$127.01	$132.22	$167.96	$189.90	$214.11
(1) The new peer group includes the following companies: AFC Enterprises Inc., B&G Foods Inc., Biglari Holdings Inc., BJ's Restaurants, Inc., Bloomin' Brands, Inc., Brinker International, Inc. Buffalo Wild Wings Inc., Chipotle Mexican Grill, Inc., Cracker Barrel Old Country Store, Inc., Denny's Corporation, Diamond Foods, Inc., DineEquity, Inc., Flowers Foods, Inc., Panera Bread Co., Red Robin Gourmet Burgers Inc., Ruby Tuesday, Inc., Sanderson Farms, Inc., Seneca Foods Corp., Snyder's Lance, Inc., Texas Roadhouse, Inc., The Cheesecake Factory Incorporated, The Hain Celestial Group, Inc., The Wendy's Company, Treehouse Foods, Inc.
(2) The old peer group includes the following companies: Biglari Holdings Inc., BJ's Restaurants, Inc., Brinker International, Inc. Buffalo Wild Wings Inc., Carrols Restaurant Group, Inc., Cheesecake Factory Inc., Cracker Barrel Old Country Store, Darden Restaurants, Inc., Denny's Corporation, DineEquity, Inc., Domino's Pizza, Inc., Famous Dave's of America Inc., Frisch's Restaurants Inc., Lance, Inc., McCormick & Co. Inc., McDonald's Corp., Panera Bread Co., Papa John's International Inc., Red Robin Gourmet Burgers Inc., Ruby Tuesday, Inc., Sanderson Farms, Inc., The Hain Celestial Group, Inc., The J.M. Smucker Company, The Wendy's Company, Yum!Brands, Inc.
Issuer Repurchases of Equity Securities
We repurchased 4,392,572 shares of our common stock for $225.0 million during fiscal 2014.
On June 18, 2013, the Board of Directors authorized a stock repurchase program of up to $25.0 million. On August 16, 2013, the Board of Directors authorized an additional stock repurchase program of up to $150.0 million for the period ending April 25, 2014. On December 4, 2013, the Board of Directors increased the authorization for the current stock repurchase program to $225.0 million for the period ending April 25, 2014. This program repurchased shares pursuant to Section 10b-18 and Section 10b5-1 Plans. The program authorized Bob Evans to repurchase its outstanding common stock in the open market or through privately negotiated transactions. This program was fully expended in April 2014.
On February 25, 2014, the Board of Directors authorized a stock repurchase program for fiscal 2015 of up to $100.0 million. The fiscal 2015 program will authorize the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. The ability to repurchase stock and complete the fiscal 2015 repurchase program is dependent upon the Company’s having available funds and complying with the financial covenants and other restrictions contained within the Company’s credit facility and the repurchase authorization.
The following table provides information on Bob Evans’ purchases of its common stock during the three fiscal months ended April 25, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
1/25/14-2/21/14	994,486	$48.97	994,486	$62,255,226
2/22/14-3/21/14	632,352	49.75	632,352	30,797,901
3/22/14-4/25/14	605,564	50.85	605,564	—
Total	2,232,402	$49.70	2,232,402

ITEM 6.    SELECTED FINANCIAL DATA
Consolidated Financial Review
Bob Evans Farms, Inc. and Subsidiaries

	2014	2013	2012	2011	2010

	Dollars and shares in thousands, except per share amounts
		(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
Operating Results
Net sales from continuing operations	$1,328,552	$1,330,226	$1,287,210	$1,296,706	$1,321,926
Asset impairment charges from continuing operations (1)	16,850	4,409	3,286	1,896	6,195
Operating income from continuing operations	33,125	87,954	106,475	92,351	104,092
Income from continuing operations before income taxes	31,111	76,469	98,591	83,484	94,002
Provision (benefit) for income taxes	143	(6,084)	28,406	27,311	24,554
Income from continuing operations	30,968	82,553	70,185	56,173	69,448
Income (loss) from discontinued operations, net of income taxes	2,717	(83,374)	2,757	(2,101)	7,993
Net income (loss)	33,685	(821)	72,942	54,072	77,441
Earnings Per Share - Income from Continuing Operations
Basic	$1.17	$2.94	$2.38	$1.88	$2.28
Diluted	$1.16	$2.90	$2.35	$1.85	$2.25
Earnings Per Share — Income (Loss) from Discontinued Operations
Basic	$0.10	$(2.97)	$0.09	$(0.07)	$0.26
Diluted	$0.10	$(2.93)	$0.09	$(0.07)	$0.26
Earnings per share - Net Income (Loss)
Basic	$1.27	$(0.03)	$2.48	$1.81	$2.55
Diluted	$1.26	$(0.03)	$2.44	$1.78	$2.51
Financial Position
Working capital	(483,543)	(190,426)	(92,305)	(52,343)	(116,733)
Property, plant and equipment — net	878,482	797,272	890,589	910,402	973,293
Total assets	1,068,316	1,020,953	1,075,670	1,107,994	1,123,492
Debt:
Short-term	458,898	201,433	38,571	13,571	40,905
Long-term	835	816	97,145	135,716	149,287
Stockholders’ Equity	385,588	594,775	672,135	679,570	654,239
Supplemental Information for the Year
Capital expenditures from continuing operations	190,995	118,200	81,863	38,739	41,781
Depreciation and amortization from continuing operations	79,456	69,319	60,264	60,061	67,302
Weighted-average shares outstanding:
Basic	26,450	28,066	29,464	29,921	30,425
Diluted	26,704	28,488	29,925	30,422	30,890
Cash dividends paid per share	$1.205	$1.075	$0.950	$0.780	$0.680
Common stock market closing prices:
High	$58.86	$45.36	$39.71	$34.59	$33.61
Low	$42.60	$34.45	$27.41	$23.18	$23.38
Supplemental Information at Year-End
Employees	34,470	34,023	33,763	34,386	35,627
Registered stockholders	17,689	18,927	19,776	20,675	22,659
Market price per share at closing	$46.80	$42.52	$38.67	$31.36	$30.93
Book value per share	$16.43	$21.68	$23.49	$22.48	$21.54
(1) Includes asset impairments on both assets held for sale and assets held and used.

We have recast the consolidated financial statements to reflect the Mimi's Café operations as a discontinued operation for all periods presented. We have also restated the financial statements for the impact of prior period error corrections after reflecting the impact of the discontinued operations. The as adjusted column reflects Mimi's Café as a discontinued operation and the impact of the error corrections.
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
We operate in two segments, Bob Evans Restaurants and BEF Foods, which is reflected in management's discussion and analysis. Refer to Note 13 for additional reporting segment information.
As of April 25, 2014, we operated 561 full-service Bob Evans Restaurants in 19 states and licensed two Bob Evans Express locations. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Revenue at Bob Evans Restaurants is recognized at the point of sale.
Effective February 15, 2013, we completed the sale of the Mimi’s Café restaurant chain to Le Duff America, Inc., ("Le Duff") a U.S.-based subsidiary of Groupe Le Duff, a global bakery and restaurant company headquartered in France. Mimi’s Café results are included in our Consolidated Statements of Net Income as discontinued operations.
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
References herein to 2014, 2013 and 2012 refer to fiscal years. All years presented are 52-week years.
Results of Operations
The following table reflects data for our fiscal year ended April 25, 2014, compared to the preceding two fiscal years. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The table also includes data for two reporting segments — Bob Evans Restaurants and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.
We have recast the consolidated financial statements to reflect the Mimi's Café operations as a discontinued operation for all periods presented. We have also restated the financial statements for the impact of prior period error corrections after reflecting the impact of the discontinued operations. The as adjusted column reflects Mimi's Café as a discontinued operation and the impact of the error corrections.

	Consolidated Results from Continuing Operations
	Fiscal 2014	Fiscal 2013	Fiscal 2012
		(as adjusted)	(as adjusted)
Net sales	$1,328,552	$1,330,226	$1,287,210
Operating income	33,125	87,954	106,475
Cost of sales	33.8%	31.8%	32.6%
Operating wages and fringe benefit expenses	30.2%	30.5%	30.9%
Other operating expenses	15.0%	14.4%	13.8%
Selling, general and administrative expenses	11.6%	11.5%	9.7%
Depreciation and amortization expense	6.0%	5.2%	4.7%
Impairment of assets held for sale	0.9%	—%	—%
Operating income	2.5%	6.6%	8.3%
Segment Results

	Bob Evans Restaurants			BEF Foods
	FY 2014	FY 2013	FY 2012	FY 2014	FY 2013	FY 2012
		(as adjusted)	(as adjusted)		(as adjusted)	(as adjusted)
Net sales	$956,579	$981,418	$972,490	$371,973	$348,808	$314,720
Operating income	27,134	69,317	86,269	5,991	18,637	20,206
Cost of sales	25.6%	25.0%	24.5%	54.9%	50.8%	57.5%
Operating wages and fringe benefit expenses	37.7%	37.5%	38.0%	10.9%	10.7%	8.9%
Other operating expenses	17.2%	16.6%	16.4%	9.1%	8.0%	6.0%
S,G&A (1)	9.0%	8.0%	7.0%	18.5%	21.5%	18.3%
Depreciation and amortization expense	6.7%	5.8%	5.2%	4.2%	3.6%	3.0%
Impairment of assets held for sale	1.0%	—%	—%	0.8%	—%	—%
Operating income	2.8%	7.1%	8.9%	1.6%	5.3%	6.4%

(1)	Selling, general and administrative expenses (“S,G&A”)
Restaurant Industry Overview
The ongoing industry-wide factors most relevant to our restaurants include: the economy, sales trends, labor and fringe benefit expenses, commodity prices, energy prices, competition, same-store sales, consumer acceptance, restaurant openings and closings, governmental initiatives, food safety and weather.
Bob Evans Farms, Inc. Overview
Fiscal 2014 was a year of tremendous change for Bob Evans Farms, Inc. The Company completed many significant strategic actions during fiscal 2014 that impacted profitability including: consolidation of ready-to-eat production at the Sulphur Springs, Texas, facility; the expansion of the Lima, Ohio, plant, entering into an amended five-year credit facility; moving into the new corporate headquarters; professional expenditures related to responses to an activist shareholder and strengthening our internal processes and controls over financial reporting; and other restructuring activities.
The pretax net income from continuing operations for fiscal 2014 was $31.1 million and the provision for income taxes was $0.1 million. Earnings per basic share from continuing operations was $1.17 while earnings per diluted share from continuing operations was $1.16 per share. Net earnings per basic share was $1.27 and net earnings per diluted share was $1.26 for fiscal 2014.
Bob Evans Restaurants Segment Overview
The factors that had the greatest impact on Bob Evans Restaurants’ performance in fiscal 2014 were the costs associated with adverse severe winter weather conditions, completing our Farm Fresh Refresh remodeling initiative, launching the Bob Evans Express concept, commodity cost increases, the implementation of a new restaurant workforce management initiative and other operating expenses, which include snow removal, utilities, facility repair and other maintenance related items.

During fiscal 2014 the Farm Fresh Refresh initiative was completed for all remaining Bob Evans Restaurants selected for the remodeling initiative. During fiscal 2015, we expect to open up to eight new restaurants.
BEF Foods Segment Overview
The ongoing industry-wide factors most relevant to the BEF Foods segment include: sow costs, including the impact of Porcine Epidemic Diarrhea ("PEDv") on costs and availability, other commodity costs, transportation and energy costs, governmental regulations, food safety, the economy and consumer acceptance.
We are focused on delivering top line growth in the BEF Foods segment. We expect to attain this goal through expanded distribution of side dishes, frozen and precooked sausage product lines, and increasing the volume of foodservice sales which includes products insourced to our restaurants.
Fiscal Year Ended April 25, 2014 (“fiscal 2014”) as Compared to Fiscal Year Ended April 26, 2013 (“fiscal 2013”)
Net Sales
Consolidated net sales from continuing operations decreased $1.7 million, or 0.1 percent, in fiscal 2014 compared to fiscal 2013. The fiscal 2014 decrease was the result of decreases of $24.8 million in the Bob Evans Restaurants segment net sales, offset partially by an increase of $23.2 million in the BEF Foods segment.
Same-store sales computations for a given year are based on net sales of restaurants that are open for at least 18 months prior to the start of that year. Net sales of restaurants to be rebuilt are excluded for all periods in the same-store sales computation when construction commences on the replacement building. Net sales of closed restaurants are excluded from the same-store sales computation in the period in which the restaurants are closed; with the exception of closed restaurant days for restaurants undergoing the Farm Fresh Refresh, which are included in the same-store sales base.
Bob Evans Restaurants reported net sales of $956.6 million in fiscal 2014, a 2.5 percent decrease compared to $981.4 million in fiscal 2013. Same-store sales at Bob Evans Restaurants decreased 2.1 percent in fiscal 2014, with average menu prices up 2.6 percent. The decrease in net sales is a result of negative same-store sales in each fiscal quarter of 2014. During fiscal 2014, Bob Evans Restaurants opened four new restaurants, remodeled 229 existing locations and closed three underperforming restaurants.
The negative same-store sales in fiscal 2014 was primarily due to the impact of severe and sustained winter weather, which had a -1.6% impact on same store sales, and also more than 1,400 lost sales days, which includes 108 incremental lost sales days for the Farm Fresh Refresh remodeling initiative. Bob Evans Restaurants that undergo a Farm Fresh Refresh remodel are closed an average of five to seven days, which equated to a loss in net sales of approximately $5.5 million in fiscal 2014 compared to $6.3 million in the corresponding period last year. As of April 25, 2014, the Farm Fresh Refresh remodeling initiative was completed except for the six general store-format restaurants, which we have decided to exclude from the Farm Fresh Refresh program, and any recently built restaurants.
Our Farm Fresh Refresh initiative is designed to drive dine-in sales and expand high growth layers, such as bakery, catering and carryout sales. In fiscal 2014, bakery, catering and carryout sales increased 18.5 percent, 13.1 percent and 1.8 percent, respectively, compared to fiscal 2013. Our broad value platform offers value and menu innovation across breakfast, lunch and dinner day parts at Bob Evans Restaurants. We offer Three-Course Dinners starting at $9.99, $19.99 Family Meals-to-go and Soups-to-go starting at $5. In fiscal 2014, we introduced a $7.99 Knife & Fork Sandwich and Sweet and Stacked Hotcakes value platforms. In fiscal 2015, we plan to execute our new restaurant expansion program by opening up to eight new restaurants, which will provide another source for top-line growth.

The chart below summarizes the restaurant openings and closings during the last two fiscal years for Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2014
1st quarter	560	1	—	561
2nd quarter	561	1	—	562
3rd quarter	562	1	1	562
4th quarter	562	1	2	561
Fiscal 2013
1st quarter	565	2	2	565
2nd quarter	565	—	—	565
3rd quarter	565	—	—	565
4th quarter	565	—	5	560
The BEF Foods segment’s net sales increased $23.2 million, or 6.6 percent, in fiscal 2014 versus fiscal 2013. The increase in net sales is a result of pricing and mix, offset by a decrease in total pounds sold of 2.4 percent in fiscal 2014 compared to fiscal 2013. Sales volumes were adversely impacted by a supplier dispute related to BEF Foods' refrigerated side dish business and the sale of the SWH facility in California that had been supporting Mimi's Café.
We believe there are opportunities to increase product volume through accelerating product innovation, the expansion of existing production facilities, expanding our selection of food products at each distribution point, insourcing additional Bob Evans Restaurants needs and acquisitions. The insourcing relationship not only benefits the BEF Foods segment through potential increases in total pounds sold, it also offers consistency to our restaurant guests, reduces product preparation and helps insulate Bob Evans Restaurants from arbitrary price increases from outside suppliers.

On May 29, 2012, we announced a plan to close our ready-to-eat manufacturing plant in Bidwell, Ohio, and our soup and gravy manufacturing plant in Springfield, Ohio. We ceased operations at these two facilities and have consolidated the volume in Sulphur Springs, Texas, as part of that plant’s expansion in fiscal 2014.
On September 27, 2013, we announced the closure of our food production plant in Richardson, Texas, reducing our fresh sausage plant network to two facilities to optimize our fresh sausage production network. The long-lived asset group related to this plant is included at its fair value in the “Current assets held for sale” line in the Consolidated Balance Sheets.
The expansions of our Lima, Ohio, and our Sulphur Springs, Texas, production facilities were completed during fiscal 2014. We expect to see continued efficiencies and growth in our refrigerated side dishes and precooked food products. We anticipate the efficiencies gained will enable us to continue our focus on product innovation for future growth and margin improvements.

Cost of Sales
Consolidated cost of sales (cost of materials) from continuing operations was 33.8 percent of net sales and 31.8 percent of net sales in fiscal 2014 and fiscal 2013, respectively.
Bob Evans Restaurants’ cost of sales was 25.6 percent of net sales in fiscal 2014 and 25.0 percent of net sales in fiscal 2013. The increase in the cost of sales ratio was due to commodity cost increases, primarily driven by sausage and other pork-related items and beef. We responded to these commodity cost increases in fiscal 2014 by designing an updated menu that focuses on higher margin items, such as beverages, breakfasts and less costly proteins, mainly poultry. We also increased average menu prices by 2.6 percent to offset these higher costs.
BEF Foods' cost of sales was 54.9 percent of net sales and 50.8 percent of net sales in fiscal 2014 and fiscal 2013, respectively. The increase in the cost of sales ratio in fiscal 2014 was due primarily to higher sow costs, which resulted in an increase in cost of sales of $21.1 million, partially offset by a reduction of sausage trade spending, increased pricing and the effect of the Lima, Ohio, plant acquisition in fiscal 2013. Prior to the acquisition of the Lima, Ohio, plant, substantially all costs related to acquiring product from the Lima, Ohio, plant were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition, as an owned facility, rather than as a co-packer, labor costs are included in operating wages; and utilities, freight, and hauling costs are included in other operating expenses. Sow costs averaged $73.23 per hundredweight in fiscal 2014, an increase of 35.9% as compared to $53.87 per hundredweight in fiscal 2013.
Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses (“operating wages”) from continuing operations were 30.2 percent of net sales and 30.5 percent of net sales in fiscal 2014 and fiscal 2013, respectively.
Bob Evans Restaurants’ operating wages were 37.7 percent of net sales and 37.5 percent of net sales in fiscal 2014 and fiscal 2013, respectively. The fiscal 2014 increase in the operating wages ratio as a percentage of sales was due to sales deleverage from same-store sales declines and implementation costs for the new workforce management program, partially offset by bonus favorability as Company results did not meet the performance-based incentive compensation requirements.
In the BEF Foods segment, operating wages were 10.9 percent of net sales and 10.7 percent of net sales in fiscal 2014 and fiscal 2013, respectively. The increase in the operating wages ratio in fiscal 2014 is due primarily to an increase in labor hours and to additional wages and fringe benefits associated with our acquisition of the Lima, Ohio, plant during the second quarter of fiscal 2013. Prior to the acquisition of the Lima, Ohio, plant, substantially all costs related to acquiring product from the Lima, Ohio, plant were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition of the Lima, Ohio, plant, as an owned facility rather than a supplier, Lima, Ohio’s, labor costs were included in operating wages, resulting in an increase in operating wages. These increases were partially offset by bonus favorability as Company results did not meet the performance-based incentive compensation requirements.
Other Operating Expenses
Consolidated other operating expenses (“operating expenses”) from continuing operations were 15.0 percent of net sales in fiscal 2014 and 14.4 percent of net sales in fiscal 2013. Approximately 83 percent of our consolidated operating expenses occurred in Bob Evans Restaurants in fiscal 2014; the most significant components of which were utilities, advertising, restaurant supplies, repair and maintenance, non-income based taxes, service contracts, credit card processing fees and insurance.
Bob Evans Restaurants’ operating expenses were 17.2 percent of net sales and 16.6 percent of net sales in fiscal 2014 and fiscal 2013, respectively. The increase in the other operating expenses ratio in fiscal 2014 was primarily a result of sales deleverage, increases in service contracts due to additional snow removal required in fiscal 2014, utilities and preopening expenses related to our Farm Fresh Refresh remodeling initiative and our new restaurants.
BEF Foods segment’s operating expenses were 9.1 percent of net sales and 8.0 percent of net sales in fiscal 2014 and fiscal 2013, respectively. The fiscal 2014 increase in the other operating expenses ratio was due primarily to increased utilities, start-up costs related to the expansion at our Sulphur Springs facility, and increased repair and maintenance expense, much of which is also related to the plant expansions. Additionally, prior to the acquisition of the Lima, Ohio, plant, substantially all costs related to acquiring product from the Lima, Ohio, plant, were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition of the Lima, Ohio, plant, as an owned facility rather than a supplier, cost of materials are still included in inventories and cost of sales, however, other production costs are included in other operating expenses.
Selling, General and Administrative Expenses
The most significant components of S,G&A expenses are wages and fringe benefits, BEF Foods segment’s transportation costs, legal and professional fees, broker commission fees, and BEF Foods segment’s advertising expense. Consolidated S,G&A expenses from continuing operations represented 11.6 percent of net sales and 11.5 percent of net sales in fiscal 2014 and fiscal 2013, respectively.
Bob Evans Restaurants’ S,G&A expenses were 9.0 percent of net sales and 8.0 percent of net sales in fiscal 2014 and fiscal 2013, respectively. The increase in SG&A expenses as a percent of net sales is primarily due to a $4.5 million increase in allocated professional fees, which includes costs related to shareholder activism and strengthening the Company’s internal processes and controls over financial reporting, and an increase of allocated corporate overhead as a result of the Company providing transition services to Mimi’s Café at less than cost.
BEF Foods segment’s, S,G&A expenses were 18.5 percent of net sales and 21.5 percent of net sales in in fiscal 2014 and fiscal 2013, respectively. The decrease in the S,G&A ratio for fiscal 2014 was due primarily to a $5.5 million reduction in advertising expenses and a $2.8 million reduction in severance and restructuring charges, primarily related to the decision to close our Bidwell and Springfield production plants in 2013. These cost reductions were partially offset by an increase of allocated corporate overhead as a result of the Company providing transition services to Mimi's Café at less than cost, and a $1.5 million increase in allocated professional fees, which includes costs related to shareholder activism and strengthening the Company's internal processes and controls over financial reporting.
Depreciation and Amortization
Consolidated depreciation and amortization (“D&A”) from continuing operations was 6.0 percent of net sales and 5.2 percent of net sales in fiscal 2014 and fiscal 2013, respectively.
Bob Evans Restaurants’ D&A was 6.7 percent of net sales and 5.8 percent of net sales in fiscal 2014 and fiscal 2013, respectively. The D&A ratio increased in fiscal 2014, primarily as a result of property, plant and equipment additions from remodeling 424 existing restaurants as part of our Farm Fresh Refresh initiative in the last two years, and opening four new restaurants in fiscal 2014. The D&A ratio also increased due to sales deleverage from same-store sales declines
BEF Foods segment’s D&A was 4.2 percent of net sales and 3.6 percent of net sales in fiscal 2014 and fiscal 2013, respectively. The fiscal 2014 D&A ratio increase was due primarily to additional depreciation expense associated with the Lima, Ohio, and Sulphur Springs, Texas, plant expansions and with our acquisition of the Lima, Ohio, plant early in the second quarter of fiscal 2013.
Impairment of Assets Held for Sale
In accordance with the Intangibles — Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, we assess the carrying value of our long-lived asset group whenever circumstances indicate that a decline in fair value may have occurred.
Based on our purchase agreement, effective July 25, 2013, and subject to customary due diligence, to sell nonoperating property, plant and equipment at 29 locations for $3.5 million, we determined that indicators of impairment existed for our held for sale asset group at that time. This resulted in pretax noncash assets held for sale impairment charges in the Bob Evans Restaurants business segment of $9.4 million.
As of April 25, 2014, we have closed on the sale of 28 of the 29 nonoperating properties. The remaining property was moved out of held for sale assets during the fourth quarter of fiscal 2014 as the sale of the property was determined by management not to be probable in the next year. We have resumed depreciation for this location and the resulting impact to depreciation expense was immaterial for fiscal 2014.
On September 27, 2013, we announced our plans to close our food production plant in Richardson, Texas. Based on the estimated value of the facility, we determined that the long-lived asset group’s then-current carrying value was greater than the fair value. This resulted in a pretax, noncash assets held for sale impairment charge in the BEF Foods segment of $3.0 million. The long-lived asset group related to this plant is included at its fair value in the “Current assets held for sale” line in the Consolidated Balance Sheets. Upon being classified as held for sale, depreciation ceased for these assets.
Interest
Net interest expense from continuing operations was as follows:

	2014	2013
	(In thousands)
Gross interest expense:
Fixed-rate debt	$391	$10,844
Variable-rate debt	4,885	1,672
Capitalized interest	(611)	(835)
Total Interest Expense	4,665	11,681
Gross interest income
Accretion	(1,918)	—
Other	(733)	(196)
Total Interest Income	$(2,651)	$(196)
Net interest expense	$2,014	$11,485

The decrease in net interest expense in fiscal 2014 was the result of lower average interest rates on our borrowings as compared to the prior year. During fiscal 2013, we prepaid our outstanding Note Purchase Agreements dated July 28, 2004, as amended, and July 28, 2008, as amended, (“Private Placement Notes”). This was partially offset by an increase in variable-rate debt as our average borrowings on our credit facility increased in fiscal 2014, as well as interest income from the accretion on our long-term note receivable in fiscal 2014. As a result of the sale of Mimi’s Café to Le Duff, we received a promissory note for $30,000. The note has an annual interest rate of 1.5% and a term of seven years. The note is discounted to its fair value, which as of April 25, 2014 was $16.0 million, and reflected as a long term asset on the Consolidated Balance Sheet. Accretion income on this note was $1,918 in fiscal 2014.
As of April 25, 2014, we had $458.9 million outstanding on our credit facility and a $0.8 million interest-free loan ($1.0 million nominal) for the construction of our new corporate headquarters. A one percent increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $4.7 million assuming the $458.9 million outstanding at the end of fiscal 2014 was outstanding for the entire year.
Provision (Benefit) for Income Taxes
The effective tax rate for continuing operations for fiscal 2014 was 0.5 percent compared to (8.0 percent) for fiscal 2013. The effective income tax rate in fiscal 2014 was substantially different than the statutory rate due to the Company’s domestic production activities deduction, and favorable state settlements. The effective income tax rate in fiscal 2013 was substantially different than the statutory rate primarily due to the impact of the loss on the sale of Mimi’s Café, the impairment of assets held for sale and the conversion of SWH Corporation to a limited liability company (“LLC”) implemented during the fiscal year, as discussed in the General Overview above. In both 2014 and 2013 the effective tax rate was significantly impacted by the effect of permanent items on low levels of pretax earnings.
Income (Loss) From Discontinued Operations
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
As of April 25, 2014, our recasted and adjusted Consolidated Statements of Net Income present income, net of tax, from discontinued operations, of $2.7 million. The prior year loss from discontinued operations, net of tax, was $83.4 million. The prior year loss was primarily the result of an impairment recorded on Mimi’s long-lived assets.
Discontinued operations only include the revenues and expenses that are specifically identified with Mimi’s Café and excludes any allocation of corporate costs, including general and administrative expenses, which represent $2.9 million for fiscal 2013. The general and administrative expenses excluded from the loss on discontinued operations were reallocated to our Bob Evans Restaurants and BEF Foods segments in the amount of $2.2 million and $0.7 million, respectively, in fiscal 2014.

Fiscal Year Ended April 26, 2013 (“fiscal 2013”) as Compared to Fiscal Year Ended April 27, 2012 (“fiscal 2012”)
Net Sales
Consolidated net sales from continuing operations increased $43.0 million, or 3.3 percent, in fiscal 2013 compared to fiscal 2012. The fiscal 2013 increase was the result of increases of $8.9 million and $34.1 million in the Bob Evans Restaurants and the BEF Foods segments net sales respectively. Mimi’s Café is presented within discontinued operations for all years presented in the financial statements.
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
Bob Evans Restaurants reported net sales of $981.4 million in fiscal 2013, a 0.9 percent increase compared to $972.5 million in fiscal 2012. Same-store sales at Bob Evans Restaurants increased 1.0 percent in fiscal 2013, with average menu prices up 2.4 percent. The increase in net sales is a result of positive same-store sales in each fiscal quarter of 2013. During fiscal 2013, Bob Evans Restaurants opened two new restaurants, remodeled 195 existing locations and closed seven underperforming restaurants.
The net sales from continuing operations increase in fiscal 2013 was due to positive same-store sales, despite the more than 1,300 lost sales days, which included 684 incremental lost sales days, for the Farm Fresh Refresh remodeling initiative and elimination of our “Corner Cupboard” retail assortment. Bob Evans Restaurants that undergo a Farm Fresh Refresh remodel are closed an average of five to seven days, which equated to a loss in net sales of approximately $6.3 million in fiscal 2013 compared to $2.7 million in fiscal 2012.
We saw a sales increase provided by restaurants that underwent a Farm Fresh Refresh remodeling initiative over non-refreshed restaurants of approximately 3.7 percent, compared to non-refreshed restaurants, which recorded a same-store sales increase of 0.1 percent.
Our Farm Fresh Refresh initiative is designed to drive dine-in sales and expand high growth layers, such as bakery, catering and carryout sales. In fiscal 2013, bakery, catering and carryout sales increased 32 percent, 20 percent and 8 percent, respectively, compared to fiscal 2012. Our broad value platform that offers value and menu innovation across breakfast, lunch and dinner day parts also contributed to positive same-store sales at Bob Evans Restaurants. We offered $9.99 Three-Course Dinners, $6 Farmhouse Deals, $20 Family Meals-to-Go and our $5 Carryout-to-Go.
The chart below summarizes the restaurant openings and closings during fiscal 2013 and fiscal 2012 for Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2013
1st quarter	565	2	2	565
2nd quarter	565	—	—	565
3rd quarter	565	—	—	565
4th quarter	565	—	5	560
Fiscal 2012
1st quarter	563	—	—	563
2nd quarter	563	2	1	564
3rd quarter	564	—	—	564
4th quarter	564	2	1	565
The BEF Foods segment’s net sales increased $34.1 million, or 10.8 percent, in fiscal 2013 versus fiscal 2012. The increase in net sales was primarily due to an increase in total pounds sold of 14.6 percent in fiscal 2013 compared to fiscal 2012. The increase in total pounds sold was largely due to the growth of our foodservice and refrigerated side dishes categories. Our acquisition of Kettle Creations early in the second quarter of fiscal 2013 contributed 2.9 percent of the total pounds sold increase. The growth of our foodservice and refrigerated side dishes categories lessened the impact of flat sausage sales. An increase in gross sales was partially offset by an increase in promotional expenses of $7.3 million, or 15.6 percent in fiscal 2013. Promotional expenses and other selling allowances are reflected in the Consolidated Statements of Net Income as a reduction of gross sales. The increase in promotional expenses was aimed at protecting market share in the category by assisting the retailer to reduce shelf prices as a response to significantly lower second quarter fiscal 2013 sow costs.
On May 29, 2012, we announced an additional phase to our plant optimization initiatives with the plan to close our ready-to-eat manufacturing plant in Bidwell, Ohio, and our soup and gravy manufacturing plant in Springfield, Ohio.
Cost of Sales
Consolidated cost of sales (cost of materials) from continuing operations was 31.8 percent of net sales and 32.6 percent of net sales in fiscal 2013 and fiscal 2012, respectively.
Bob Evans Restaurants’ cost of sales was 25.0 percent of net sales in fiscal 2013 and 24.5 percent of net sales in fiscal 2012. The increase in the cost of sales ratio was due to commodity cost increases and unfavorable menu mix shifts, which were partially offset by certain efficiency initiatives, including the actual versus theoretical food cost program.
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
Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses (“operating wages”) from continuing operations were 30.5 percent of net sales and 30.9 percent of net sales in fiscal 2013 and fiscal 2012, respectively.
Bob Evans Restaurants’ operating wages were 37.5 percent of net sales and 38.0 percent of net sales in fiscal 2013 and fiscal 2012, respectively. The fiscal 2013 improvement in the operating wages ratio resulted from sales leverage from improvement in same-store sales and labor efficiency initiatives, including more effective scheduling.
In the BEF Foods segment, operating wages were 10.7 percent of net sales and 8.9 percent of net sales in fiscal 2013 and fiscal 2012, respectively. The increase in the operating wage ratio in fiscal 2013 is due primarily to additional operating wages and fringe benefits associated with our acquisition of Kettle Creations early in the second quarter of fiscal 2013. Prior to the acquisition of Kettle Creations, substantially all costs related to acquiring product from Kettle Creations were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition of Kettle Creations, as an owned facility rather than a supplier, labor costs were included in operating wages, resulting in an increase in operating wages. The increase in operating wages ratio in fiscal 2013 was partially offset by the sale of the Springfield, Ohio, warehouse facility in the second quarter of fiscal 2012. The fees associated with the third-party distribution agreement for continued use of the Springfield, Ohio, location as an outsourced facility in fiscal year 2013 rather than an owned facility through the first two quarters of fiscal 2012, are included in other operating expenses in the current year. In the first two quarters of fiscal 2012, when we owned the facility, there were operating wages associated with running the warehouse facility.
Other Operating Expenses
Consolidated other operating expenses (“operating expenses”) from continuing operations were 14.4 percent of net sales in fiscal 2013 and 13.8 percent of net sales in fiscal 2012. Approximately 85 percent of our consolidated operating expenses occurred in Bob Evans Restaurants in fiscal 2013; the most significant components of which were utilities, advertising, restaurant supplies, non-income based taxes, repair and maintenance, credit card processing fees and rent.
Bob Evans Restaurants’ operating expenses were 16.6 percent of net sales and 16.4 percent of net sales in fiscal 2013 and fiscal 2012, respectively. The increase in the other operating expense ratio in fiscal 2013 was primarily a result of increases in preopening expenses and restaurant supplies as part of our Farm Fresh Refresh remodeling initiative, and also impacted by increases in service contracts, repairs and maintenance and advertising expenses.
BEF Foods segment’s operating expenses were 8.0 percent of net sales and 6.0 percent of net sales in fiscal 2013 and fiscal 2012, respectively. The fiscal 2013 increase in the operating expense ratio was due primarily to additional operating expenses associated with our acquisition of Kettle Creations in the second quarter of fiscal 2013 and volume-related increases in hauling and freight expenses, partially offset by our lean manufacturing productivity initiatives. Prior to the acquisition of Kettle Creations, substantially all costs related to acquiring product from Kettle Creations were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition of Kettle Creations, as an owned facility rather than a supplier, cost of materials are still included in inventories and cost of sales, however, other production costs are included in other operating expenses. Additionally, the fees associated with the third-party distribution agreement for continued use of the Springfield, Ohio, location as an outsourced facility in fiscal year 2013 rather than an owned facility through the first two quarters in fiscal 2012, are included in other operating expenses in the current year. In the first two quarters of fiscal 2012, when we owned the facility, there were operating wages associated with running the Springfield, Ohio, warehouse facility.
Selling, General and Administrative Expenses
The most significant components of S,G&A expenses from continuing operations were BEF Foods segment’s transportation costs, BEF Foods segment’s advertising expense, wages and fringe benefits, broker commission fees, fixed asset impairment charges and gains/losses on asset sales. Consolidated S,G&A expenses from continuing operations represented 11.5 percent of net sales and 9.7 percent of net sales in fiscal 2013 and fiscal 2012, respectively.
Bob Evans Restaurants’ S,G&A expenses were 8.0 percent of net sales and 7.0 percent of net sales in fiscal 2013 and fiscal 2012, respectively. In fiscal 2013 S,G&A expenses increased due to impairment charges related to organization changes, acquisition costs, employer match to the Company’s retirement plans expenses, long-term incentive plans expenses, legal fees, increased utilization of contract labor, wages, open headcount filled during fiscal 2013 and increased allocations of corporate expenses as a result of providing transition services to Mimi’s Café at less than cost. In fiscal 2013, we impaired a total of three underperforming restaurants for a total of $1.7 million and a total of ten nonoperating locations for $2.7 million, while in fiscal 2012, we impaired a total of three underperforming restaurants for a total of $1.0 million and a total of five nonoperating locations for a total of $2.2 million.
BEF Foods segment’s S,G&A expenses were 21.5 percent of net sales and 18.3 percent of net sales in in fiscal 2013 and fiscal 2012, respectively. The increase in the S,G&A ratio for fiscal 2013 was due primarily to the effect of the Kettle Creations acquisition, hauling and freight costs, advertising expenses, wages and fringe benefit expenses, broker commission fees and product recalls in fiscal 2013.
Depreciation and Amortization
Consolidated depreciation and amortization (“D&A”) from continuing operations was 5.2 percent of net sales and 4.7 percent of net sales in fiscal 2013 and fiscal 2012, respectively.
Bob Evans Restaurants’ D&A was 5.8 percent of net sales and 5.2 percent of net sales in fiscal 2013 and fiscal 2012, respectively. The D&A ratio increased in fiscal 2013, as a result of property, plant and equipment additions from remodeling 195 existing restaurants as part of our Farm Fresh Refresh initiative and opening two restaurants.
BEF Foods segment’s D&A was 3.6 percent of net sales and 3.0 percent of net sales in fiscal 2013 and fiscal 2012, respectively. The fiscal 2013 D&A ratio increase was due primarily to additional depreciation expense associated with our acquisition of Kettle Creations early in the second quarter of fiscal 2013.
Interest
Net interest expense from continuing operations was as follows:

	2013	2012

	(In thousands)
Gross interest expense:
Fixed-rate debt	$10,844	$8,311
Variable-rate debt	1,672	217
Capitalized interest	(835)	(644)
	11,681	7,884
Gross interest income	(196)	—
Net interest expense	$11,485	$7,884

The increase in net interest expense in fiscal 2013 was the result of higher average borrowings in fiscal 2013 compared to fiscal 2012, as well as the prepayment of our outstanding Note Purchase Agreements dated July 28, 2004, as amended, and July 28, 2008, as amended, (“Private Placement Notes”), which included a $6.2 million make-whole amount, during the third quarter of fiscal 2013. We increased our total debt position by $66.5 million in fiscal 2013. The increase in debt is due to increased borrowings under the credit facility, which was partially offset by the prepayment of our Private Placement Notes. The increase in capitalized interest is due to increased capital projects in process, primarily our new corporate headquarters and the Farm Fresh Refresh initiative, which had the effect of lowering reported interest expense.
At April 26, 2013, our outstanding debt included $201.4 million outstanding on our variable-rate revolving credit facility and a $0.8 million interest-free loan ($1.0 million nominal) for the construction of our new corporate headquarters.
Provision (Benefit) for Income Taxes
The effective tax rate for continuing operations for fiscal 2013 was (8.0 percent) compared to 28.8 percent for fiscal 2012. The effective income tax rate in fiscal 2013 was substantially different than the statutory rate primarily due to the impact of the loss on the sale of Mimi’s Café, the impairment of assets held for sale and the conversion of SWH Corporation to a LLC implemented during the fiscal year, as discussed in the General Overview above.
Income (Loss) From Discontinued Operations
We sold the Mimi’s Café restaurant chain, previously disclosed as a reporting segment, to Le Duff in the fourth quarter of fiscal 2013. As part of the sale, we entered into a transition services agreement with Le Duff, whereby we provided corporate support services and a supply agreement whereby we provided food products. The transition services agreement was originally expected to expire in December 2013 and the supply agreement was originally expected to expire in February 2014.
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
As of April 26, 2013, our recast Consolidated Statements of Net Income presents a loss, net of tax, from discontinued operations, of $83.4 million. The fiscal 2012 income from discontinued operations, net of tax, was $2.8 million. The 2013 loss was primarily the result of an impairment recorded on Mimi’s long-lived assets.
Discontinued operations only include the revenues and expenses that are specifically identified with Mimi’s Café and excludes any allocation of corporate costs, including general and administrative expenses, which represent $2.9 million for fiscal 2013 and $2.5 million in fiscal 2012 . The general and administrative expenses excluded from the loss on discontinued operations were reallocated to our Bob Evans Restaurants and BEF Foods segments in the amount of $2.2 million and $0.7 million in fiscal 2013, respectively, and $1.9 million and $0.6 million in fiscal 2012, respectively.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operating activities and the borrowing capacity under our $750.0 million revolving credit facility with a consortium of banks, with a maturity date of January 1, 2019.
Historically, our working capital requirements have been minimal; overall, our current liabilities (excluding credit facility borrowings) have generally exceeded our current assets (excluding cash and equivalents). This favorable working capital position results from transacting substantially all of our Bob Evans Restaurants segment sales for cash or third-party credit or debit cards, the relatively short trade credit terms with our BEF Foods customers as well as most of our major suppliers and distributors and the quick turnover of our inventories in both of our reporting segments.
Capital expenditures incurred and paid were $186.0 and $191.0 million, respectively, for fiscal 2014, compared to $129.3 and $118.2 million in the prior year. The expenditures primarily relate to completion of our accelerated Farm Fresh Refresh remodeling initiative for Bob Evans Restaurants, plant expansions for BEF Foods, completion of our new corporate headquarters, the development of an ERP system, and the opening of four new Bob Evans Restaurants. In fiscal 2015, capital expenditures are expected to approximate $85.0 million to $90.0 million and include expenditures for up to eight new restaurants, the ongoing development and integration of an ERP system, and continuing infrastructure maintenance.
During fiscal 2014, we paid an annual cash dividend of $1.205 per share, compared to $1.075 for fiscal 2013. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends will be at the discretion of our Board of Directors.
Our Board of Directors authorized stock repurchases of up to $225.0 million for fiscal 2014; all of which was expended to repurchase approximately 4.4 million shares of our common stock. During fiscal 2013, stock repurchases totaled $63.1 million to repurchase 1.6 million shares of our common stock.
On February 25, 2014, the Board of Directors authorized a stock repurchase program for fiscal 2015 of up to $100.0 million. The fiscal 2015 program authorizes the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. The ability to repurchase stock and complete the fiscal 2015 repurchase program is dependent upon our having available funds and complying with the financial covenants and other restrictions contained in our credit facility and the repurchase authorization.
On January 2, 2014, we entered into a $750 million Revolving Credit Facility Amended and Restated Credit Agreement ("credit facility"). The credit facility represents a syndicated secured revolving credit facility under which up to $750 million will be available with a letter of credit sub-facility of $50 million, and an accordion option to increase the revolving credit commitment to $1.05 billion. It is secured by the stock pledges of certain material subsidiaries. Borrowings under the credit facility bear interest, at our option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 1.00% to 2.00% per annum for LIBOR, and ranging from 0.00% to 1.00% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.0%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. Our effective interest rate for the credit facility was 1.48% during the year ended April 25, 2014. As of April 25, 2014, we had outstanding borrowings of $458.9 million under our credit facility and $12.3 million was reserved for certain standby letters of credit.
Our credit facility contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our credit facility contains financial covenants that require us to maintain specified ratios at April 25, 2014, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 3.75 to 1.00. As of April 25, 2014, our minimum coverage ratio was 30.99, and our maximum leverage ratio was 3.27, as defined in our credit facility. Our credit facility also limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. A breach of any of these covenants could result in a default under our credit facility, in which all amounts under our credit facility may become immediately due and payable, and all commitments under our credit facility to extend further credit may be terminated. We are in compliance with all of the financial covenant requirements of our credit facility as of April 25, 2014.
While we believe that our cash flow from operations as well as the borrowing capacity under our credit facility, will be sufficient to fund anticipated capital expenditures, working capital requirements, debt repayments, dividend payments and share repurchases during fiscal 2015, we have initiated discussions with the lenders under our credit facility to amend the credit facility to provide additional flexibility under the financial covenants. There can be no assurance that we will be able to obtain such an amendment on terms and conditions acceptable to us.
Operating activities
Net cash provided by continuing operating activities was $165.5 million and $138.1 million for fiscal 2014 and fiscal 2013, respectively. The increase in cash provided by operating activities year over year was due primarily to the decrease in the federal and state income tax assets due to collected refunds, partially offset by the decrease in income from continuing operations.
Investing activities
Cash used in continuing investing activities was $178.1 million and $155.6 million for fiscal 2014 and fiscal 2013, respectively. The increase was due primarily to an increase in capital expenditures of $72.8 million compared to the prior year and lower proceeds received for the sale of long-lived assets of $7.5 million, partially offset by $52.3 million of Kettle Creations acquisition costs incurred in fiscal 2013. Capital expenditures increased during fiscal 2014 primarily due to the expansions of our Lima, Ohio, and Sulphur Springs, Texas, facilities and completion of our new corporate headquarters.

Financing activities
Cash provided by continuing financing activities was $8.9 million for fiscal 2014, while cash used in financing activities was $24.6 million for fiscal 2013. The increase in the cash provided by financing activities was primarily due to principal payments on long-term debt of $135.7 million during fiscal 2013, as compared to none in the current year, and a higher net increase in credit facility borrowing of $56.0 million as compared to the prior year, partially offset by additional repurchases of treasury stock of $161.9 million as compared to the prior year.
On May 22, 2014, the Board of Directors approved a quarterly cash dividend of $0.31 per share. The quarterly cash dividend was paid on June 16, 2014, to shareholders of record at the close of business on June 2, 2014.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of this Annual Report on Form 10-K.
Contractual Obligations
Future payments of our contractual obligations and outstanding indebtedness as of April 25, 2014, are as follows (in thousands):

Contractual Obligations (1)	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$4,871	$4,744	$4,626	$4,639	$4,593	$43,482	$66,955
Short-term debt (2)	$458,898	$—	$—	$—	$—	$—	$458,898
Long-term debt (3)	$—	$—	$—	$—	$—	$1,000	$1,000
Purchase obligations	$14,300	$—	$—	$—	$—	$—	$14,300
Other (4)	$1,387	$93	$—	$—	$—	$—	$1,480

(1)
The provisions of our deferred compensation plans do not provide for specific payment dates. Therefore, our obligations under these plans were excluded from this table. Our deferred compensation obligations of $35.7 million were included in the Consolidated Balance Sheets at April 25, 2014, as part of long-term liabilities.

(2)	The balance represents our credit facility borrowings, which is included in the Consolidated Balance Sheets as part of current liabilities. See Note 4 for further information.

(3)	The balance does not include interest, as this debt is interest-free. We have imputed interest based on our current borrowing rate.

(4)
The balance includes leased IT equipment used at our corporate office and $1.2 million in unrecognized tax benefits related to state exposures that may be necessary in the coming year due to settlements with taxing authorities or lapses of statutes of limitations.

We rent certain restaurant facilities under operating leases having initial terms that primarily expire approximately 20 years from inception. The leases typically contain renewal clauses of 5 to 30 years exercisable at our option. Most of the leases also contain either fixed or inflation-adjusted escalation clauses.
As of April 25, 2014, we had contractual commitments of approximately $14.3 million for the purchase of inventory and new restaurant construction.
Business Outlook
Our outlook for fiscal 2015 relies on a number of assumptions, as well as the risk factors included in our SEC filings. We anticipate consolidated net sales to approximate $1.38 billion to $1.40 billion in fiscal 2015. We are projecting net interest expense of approximately $8.5 million to $10.5 million for fiscal 2015. We estimate that our effective tax rate will approximate 30.0 percent to 31.0 percent for all of fiscal 2015. We project weighted-average diluted shares outstanding to be approximately 23.8 million shares for fiscal year 2015.
In fiscal 2015, we expect capital expenditures to approximate $85 million to $90 million. The estimated expenditures include opening up to eight new Bob Evans Restaurants, the ongoing development and integration of an ERP system, and continuing infrastructure maintenance. Depreciation and amortization expense for fiscal 2015 should approximate $83 million to $87 million.

We expect Bob Evans Restaurants to experience a full-year same-store sales increase between 1.5 percent and 2.5 percent, driven by the sales increase from Farm Fresh Refresh remodels and value platforms. In Bob Evans Restaurants, we expect an adjusted operating margin of approximately 5.8 percent to 6.2 percent.
In the BEF Foods segment, we expect overall net sales of $430 million to $440 million for the full fiscal year, driven by new product introductions and distribution gains in both retail and foodservice. We anticipate that sow costs will average approximately $85 per hundredweight in fiscal 2015 for the full year. We expect BEF Foods’ fiscal 2015 operating income margin to be approximately 7.5 percent to 9.5 percent. We expect BEF Foods’ operating income to reflect the impact of ERP spending as well as the additional production expected to begin at the newly expanded Lima and Sulphur Springs plants.
Critical Accounting Policies
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("US GAAP"). The preparation of these financial statements requires us to make estimates and assumptions, based on our experience and current understanding of the facts and circumstances, which affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period.
Additional Significant Accounting Policies are described in Note 1. Certain significant accounting policies require complex and subjective judgment as a result of estimates surrounding uncertain outcomes. While we believe that our historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, the judgments surrounding these critical accounting policies may result in materially different amounts under different financial conditions or by using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.
Revenue Recognition
Revenue is recognized for Bob Evans Restaurants at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. We issue gift cards, which do not have expiration dates or inactivity fees. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards (“gift card breakage”) based on historical sales and redemption patterns, referred to as the redemption recognition method. Gift card breakage is recognized proportionately over the period of redemption in net sales of our Bob Evans Restaurants segment in the Consolidated Statements of Net Income. The liability for unredeemed gift cards is included in deferred revenue on the Consolidated Balance Sheets.
We review our gift card breakage rates and rate of redemption periodically to ensure our estimates are reasonable. If actual redemption patterns differ from our estimates, actual gift card breakage amounts may vary from the amounts recorded. A change in our gift card breakage estimate of one percent would result in a change to our net sales of approximately $0.4 million.
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
Long-Lived Asset Impairment
We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated discounted future operating cash flows of the asset and the expected proceeds from the sale of the asset, in accordance with the Property, Plant and Equipment Topic of the FASB ASC. We estimate the fair value based on appraisals, which we deem to be Level 3 inputs under the Fair Value Measurements and Disclosures Topic of the FASB ASC. Indicators of impairments in the Bob Evans Restaurants segment are a result of underperforming restaurants and nonoperating property, plant and equipment locations. Assumptions used to calculate impairment of long-lived assets are dependent on factors such as useful lives of long-lived assets, expected operating performance, undiscounted future operating cash flows and desirability of our location. A change to any of these factors may alter our long-lived asset impairment and adversely impact our Consolidated Statements of Net Income. See Note 7 for further information.
During fiscal year 2014 and fiscal year 2013, we recognized long-lived asset impairments in our Bob Evans Restaurants segment of $13.8 million and $4.4 million, respectively. We recognized $3.0 million of long-lived asset impairments in our BEF Foods segment in fiscal 2014 and did not recognize any long-lived asset impairment in our BEF Foods segment in fiscal 2013.
Goodwill and Other Intangible Assets
Goodwill, which represents the cost in excess of fair market value of net assets acquired, is not amortized; rather it is tested annually for impairment or on a more frequent basis if there is an indicator of impairment. We perform our annual test in the fourth quarter. We have $19.6 million in goodwill in our BEF Foods segment.
In our BEF Foods segment, other intangible assets represent a trade name and non-compete agreement of $2.8 million and $0.5 million, respectively. The non-compete agreement is a definite lived intangible asset and is amortized over the term of the agreement.
Goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment during the fourth quarter each year or on a more frequent basis when indicators of impairment exist. Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. We perform our impairment test using a combination of income based and market based approaches. The income based approach indicates the fair value of an asset or business based on the cash flows it can be expected to generate over its remaining useful life. Under the market-based approach, fair value is determined by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets
Our assumptions used to calculate impairment of goodwill and other intangible assets are dependent on factors such as expected operating performance, undiscounted future operating cash flows, declines in our stock price and changes to consumer acceptance. A change to any of these factors may alter our evaluation of goodwill and other intangible asset impairment and adversely impact our Consolidated Statements of Net Income.
Self-insurance Reserves
We record estimates for certain health and welfare, workers’ compensation and general insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Estimates for health and welfare, workers’ compensation and general liability are calculated utilizing claims development estimates based on historical experience and other factors. We utilize stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and general insurance. A one percent increase or decrease to the assumptions for health insurance and workers’ compensation and general average claims would increase or decrease our self-insurance accruals for worker’s compensation and health insurance by approximately $1.0 million and less than $0.1 million, respectively.
Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Net Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets.
We generally file our income tax returns several months after our fiscal year end. The major jurisdictions in which the Company files income tax returns includes the U.S. federal jurisdiction and approximately 30 states in the U.S.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.
At April 25, 2014, our outstanding debt included $458.9 million outstanding on the credit facility, and $0.8 million on a long-term note. A change in market interest rates will impact our credit facility when there is an outstanding balance. For example, a one percent increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $4.7 million, assuming the $458.9 million outstanding at the end of fiscal 2014 was outstanding for the entire year.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
BOB EVANS FARMS, INC.
CONSOLIDATED BALANCE SHEETS

	April 25, 2014	April 26, 2013

	(Dollars and shares in thousands)
		(as adjusted)
Assets
Current Assets
Cash and equivalents	$7,826	$9,010
Accounts receivable, net	33,443	33,958
Inventories	25,243	22,491
Deferred income taxes	18,656	16,287
Federal and state income taxes	25,824	63,480
Prepaid expenses	4,281	5,232
Current assets held for sale	3,024	—
Total Current Assets	118,297	150,458
Property, Plant and Equipment
Land	237,326	241,975
Buildings and improvements	880,294	772,361
Machinery and equipment	469,512	392,565
Construction in progress	20,099	60,864
	1,607,231	1,467,765
Less accumulated depreciation	731,773	679,288
Net Property, Plant and Equipment	875,458	788,477
Other Assets
Deposits and other	3,442	6,624
Long-term note receivable	16,243	13,815
Long-term investments	31,972	29,723
Goodwill	19,634	19,634
Other intangible assets	3,270	3,427
Long-term assets held for sale	—	8,795
Total Other Assets	74,561	82,018
Total Assets	$1,068,316	$1,020,953
Liabilities and Stockholders’ Equity
Current Liabilities
Credit facility borrowings	$458,898	$201,433
Accounts payable	29,064	23,058
Accrued property, plant and equipment purchases	5,841	11,078
Accrued non-income taxes	17,843	16,346
Accrued wages and related liabilities	21,574	30,219
Self-insurance	19,874	21,072
Deferred revenue	12,967	12,915
Other accrued expenses	35,779	24,763
Total Current Liabilities	601,840	340,884
Long-Term Liabilities
Deferred compensation	35,731	32,140
Federal and state income taxes	4,959	8,914
Deferred income taxes	32,829	37,033
Deferred rent and other	6,534	6,391
Long-term debt	835	816
Total Long-Term Liabilities	80,888	85,294
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000 shares; issued 42,638 shares at April 25, 2014, and April 26, 2013	426	426
Capital in excess of par value	225,562	215,141
Retained earnings	849,619	847,819
Treasury stock, 19,175 shares at April 25, 2014, and 15,220 shares at April 26, 2013, at cost	(690,019)	(468,611)
Total Stockholders’ Equity	385,588	594,775
Total Liabilities and Stockholders’ Equity	$1,068,316	$1,020,953

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BOB EVANS FARMS, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
Years Ended April 25, 2014; April 26, 2013; April 27, 2012

	2014	2013	2012

	(Dollars and shares in thousands, except per share amounts)
		(as adjusted)	(as adjusted)
Net Sales	$1,328,552	$1,330,226	$1,287,210
Cost of sales	449,070	422,847	419,596
Operating wage and fringe benefit expenses	401,255	405,113	397,351
Other operating expenses	198,634	191,191	178,016
Selling, general and administrative expenses	154,632	153,802	125,508
Depreciation and amortization expense	79,456	69,319	60,264
Impairment of assets held for sale	12,380	—	—
Operating Income	33,125	87,954	106,475
Net interest expense	2,014	11,485	7,884
Income From Continuing Operations Before Income Taxes	31,111	76,469	98,591
Provision (Benefit) for income taxes	143	(6,084)	28,406
Income From Continuing Operations	30,968	82,553	70,185
Income (Loss) from Discontinued Operations, Net of Income Taxes	2,717	(83,374)	2,757
Net Income (Loss)	$33,685	$(821)	$72,942
Earnings Per Share - Income from Continuing Operations
Basic	$1.17	$2.94	$2.38
Diluted	$1.16	$2.90	$2.35
Earnings Per Share — Income (Loss) from Discontinued Operations
Basic	$0.10	$(2.97)	$0.09
Diluted	$0.10	$(2.93)	$0.09
Earnings per share - Net Income (Loss)
Basic	$1.27	$(0.03)	$2.48
Diluted	$1.26	$(0.03)	$2.44

Cash Dividends Paid Per Share	$1.205	$1.075	$0.950

Weighted Average Shares Outstanding
Basic	26,450	28,066	29,464
Dilutive Shares	254	422	461
Diluted	26,704	28,488	29,925

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BOB EVANS FARMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Total

		(Dollars and shares in thousands, except per share amounts)
			(as adjusted)	(as adjusted)		(as adjusted)
Stockholders' Equity at April 29, 2011	30,229	$426	$188,583	$834,174	$(343,613)	$679,570
Net income				72,942		72,942
Dividends paid ($0.95 per share)				(28,262)		(28,262)
Treasury stock repurchased	(2,111)				(70,269)	(70,269)
Treasury stock reissued under stock plans	493		12,838		4,528	17,366
Tax benefit — stock plans			788			788
Stockholders' Equity at April 27, 2012	28,611	426	202,209	878,854	(409,354)	672,135
Net loss				(821)		(821)
Dividends paid ($1.075 per share)				(30,214)		(30,214)
Treasury stock repurchased	(1,560)				(63,052)	(63,052)
Treasury stock reissued under stock plans	367		10,838		3,795	14,633
Tax benefit — stock plans			2,094			2,094
Stockholders' Equity at April 26, 2013	27,418	426	215,141	847,819	(468,611)	594,775
Net income				33,685		33,685
Dividends paid ($1.205 per share)				(31,885)		(31,885)
Treasury stock repurchased	(4,393)				(224,994)	(224,994)
Treasury stock reissued under stock plans	438		8,665		3,586	12,251
Tax benefit — stock plans			1,756			1,756
Stockholders' Equity at April 25, 2014	23,463	$426	$225,562	$849,619	$(690,019)	$385,588

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BOB EVANS FARMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 25, 2014; April 26, 2013; and April 27, 2012

	2014	2013	2012

	(Dollars in thousands)
		(as adjusted)	(as adjusted)
Operating activities:
Net income (loss)	$33,685	$(821)	$72,942
Income (loss) from discontinued operations	2,717	(83,374)	2,757
Income from continuing operations	30,968	82,553	70,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,456	69,319	60,264
Impairment of assets held for sale	12,380	—	—
Loss on disposal/impairment of held and used fixed assets	4,842	8,265	3,494
Gain on long-term investments	(2,249)	(1,277)	(34)
Deferred compensation	(93)	4,579	1,333
Compensation expense attributable to stock plans	7,105	8,606	5,196
Accretion on long term note receivable	(1,918)	—	—
Deferred income taxes	(6,355)	(7,254)	(7,922)
Deferred rent	143	137	1,063
Amortization of deferred financing costs	364	341	162
Cash provided by (used for) assets and liabilities:
Accounts receivable	515	(6,344)	(946)
Inventories	(2,752)	(1,571)	(465)
Prepaid expenses	951	(2,879)	(1,160)
Accounts payable	6,005	(3,601)	(5,964)
Federal and state income taxes	33,701	(28,055)	1,000
Accrued wages and related liabilities	(8,645)	2,508	(3,460)
Self-insurance	(1,198)	28	(1,302)
Accrued non income taxes	1,497	608	(376)
Deferred revenue	52	590	(933)
Other accrued expenses	10,763	11,516	2,996
Net cash provided by continuing operating activities	165,532	138,069	123,131
Investing activities:
Purchase of property, plant and equipment	(190,995)	(118,200)	(81,863)
Acquisition of business	—	(52,285)	—
Proceeds from sale of property, plant and equipment	8,026	15,512	19,301
Purchase of long-term investments	—	(314)	(469)
Deposits and other	4,902	(350)	(3,829)
Net cash used in continuing investing activities	(178,067)	(155,637)	(66,860)
Financing activities:
Cash dividends paid	(31,885)	(30,214)	(28,262)
Net increase in credit facility	257,465	201,433	—
Payments of debt issuance costs	(2,064)	—	(1,000)
Proceeds from debt	—	1,000	—
Principal payments on long-term debt	—	(135,716)	(13,571)
Prepayment penalty on debt	—	(6,150)	—
Purchase of treasury stock	(224,994)	(63,052)	(70,269)
Proceeds from issuance of stock awards and treasury stock	13,432	8,642	13,103
Cash paid for net shares settled	(4,858)	(2,615)	(1,347)
Excess tax benefits from stock-based compensation	1,756	2,094	697
Net cash provided by (used in) continuing financing activities	8,852	(24,578)	(100,649)
Net cash used in continuing operations	(3,683)	(42,146)	(44,378)
Net cash provided by operating activities of discontinued operations	2,499	6,394	29,719
Net cash provided by (used in) investing activities of discontinued operations	—	8,816	(7,125)
Net cash provided by discontinued operations	2,499	15,210	22,594
Cash and equivalents at the beginning of the period	9,010	35,946	57,730
Cash and equivalents at the end of the period	$7,826	$9,010	$35,946

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Note 1 — Summary of Significant Accounting Policies
Description of Business:    As of April 25, 2014, Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “company,” “we,” “us” and “our”) owned and operated 561 full-service Bob Evans Restaurants in 19 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. We also produce and distribute pork sausage products and a variety of complementary home-style refrigerated side dishes and frozen food items primarily under the Bob Evans, Owens and Country Creek brand names. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. Additionally, we manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and other restaurants and food sellers.
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
Correction of Prior Consolidated Financial Statements:    The fiscal year 2013 and prior financial statements have been recast in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 205-20-55 to recognize the Mimi's Café operations within discontinued operations and to recognize assets held for sale. See Note 3 for additional information.
The Consolidated Balance Sheets, Consolidated Statements of Net Income, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows have also been adjusted for prior period errors related to property, plant and equipment, deferred income taxes, federal and state income tax receivables and other less significant items. See Note 14 for additional information.
Principles of Consolidation:    The consolidated financial statements include the accounts of Bob Evans and its subsidiaries. Intercompany accounts and transactions have been eliminated. Dollars are in thousands, except per share amounts.
Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.
Segment Information:    During fiscal 2014, we had two reporting segments: Bob Evans Restaurants and BEF Foods. See Note 13 for detailed segment information. See Note 3 for further information regarding the classification of Mimi’s Café as discontinued operations. Effective February 15, 2013, we completed the sale of Mimi’s Café to SWH Mimi’s Café Holding Company, Inc., a wholly owned subsidiary of Le Duff.
The revenues from these two segments include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements. Operating income represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. General corporate assets consist of corporate property, plant and equipment, long-term investments, note receivables, federal and state income tax receivables and deferred income tax assets.
Fiscal Year:    Our fiscal year ends on the last Friday in April. References herein to fiscal 2014, fiscal 2013 and fiscal 2012 refer to fiscal years ended April 25, 2014; April 26, 2013; and April 27, 2012, respectively. All years presented were comprised of 52 weeks.
Revenue Recognition:    Revenue in the Bob Evans Restaurants segment is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. Revenue in the BEF Foods segment is recognized when products are received by our customers. All revenue is presented net of sales tax collections.
We issue gift cards, which do not have expiration dates or inactivity fees. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards (“gift card breakage”) based on historical redemption patterns, referred to as the redemption recognition method. Gift card breakage is recognized proportionately over the period of redemption in net sales in the Consolidated Statements of Net Income. The liability for unredeemed gift cards is included in deferred revenue on the Consolidated Balance Sheets.

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
Accounts Receivable:    Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us were to occur, we estimate the recoverability of amounts due to us could change by a material amount. During fiscal 2014, we had allowance for doubtful accounts of $71, compared to $29 for fiscal year 2013.
Concentration of Credit Risk: We maintain cash depository accounts with major banks and invest in high-quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. These investments mature within three months and we have not incurred any related losses.
Accounts receivable can be potentially exposed to a concentration of credit risk with customers or in particular industries. Such credit risk is considered by management to be limited due to our many customers, none of which are considered principal in our total operations. We do have two individual customers that exceed 10 percent of total revenue in our BEF Foods reporting segment. In addition, we maintain reserves for credit losses. Such losses historically have been within our expectations.
Notes Receivable: As a result of the sale of Mimi’s Café to Le Duff, we received a promissory note for $30,000. The note has an annual interest rate of 1.5% and a term of seven years. The interest and Note are payable in full at maturity. Partial prepayments are required prior to maturity if the buyer reaches certain levels of EBITDA during specified periods, or upon a sale or liquidation. The buyer covenanted to and did provide funding of at least $10,000 through the initial 18-months after closing. To the extent of such capital being funded but not repaid, we agreed to subordinate our right to repayment under the Note until the buyer has first received a repayment of its funding. Our right to repayment under the Note is subordinated to third party lenders.. The note is valued using a discounted cash flow model. We used our weighted-average cost of capital as the discount rate to value the promissory note from SWH Mimi's Café Holding Company, LLC, which we deem to be a Level 3 input under the Fair Value Measurements and Disclosures Topic of the FASB ASC 820. See Note 3 and Note 7 for more information.
Inventories:    We value our Bob Evans Restaurants inventories at the lower of first-in, first-out cost (“FIFO”) or market and our BEF Foods inventories are determined on an average cost method which approximates a FIFO basis due to the perishable nature of our inventory. Inventory includes raw materials and supplies ($16,163 in fiscal 2014 and $13,540 in fiscal 2013) and finished goods ($9,080 in fiscal 2014 and $8,951 in fiscal 2013).
Property, Plant and Equipment:    Property, plant and equipment are recorded at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to fiscal 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (15 to 50 years) and machinery and equipment (3 to 30 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the initial lease terms. Total depreciation expense from continuing operations was $79,299; $69,201; and $60,273 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
Construction in progress includes costs capitalized for the construction of new restaurants, our new enterprise resource planning ("ERP") system and various other ongoing capital projects. As of April 25, 2014, we have capitalized $11,349 related to the ERP.
We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair values of the assets. Generally, the estimated fair value is determined based on appraisals, which we deem to be Level 3 inputs under ASC 820. See Note 7 for further information.
Life Insurance Proceeds:    The cash receipts and payments related to life insurance proceeds are included in cash flows from operating activities on the Consolidated Statements of Cash Flows and in Selling, general and administrative expenses ("S,G&A") in the Consolidated Statements of Net Income.
Long-term Investments:    Long-term investments include assets held under certain deferred compensation arrangements, which primarily represent the cash surrender value of company-owned life insurance policies. An offsetting liability for the amount of the cash surrender value of company-owned life insurance is included in the deferred compensation liability amount on the Consolidated Balance Sheets. Purchases of company-owned life insurance policies are recorded as investing activities within the statement of cash flows. Long-term investments totaled $31,972 and $29,723 as of April 25, 2014, and April 26, 2013, respectively. Change in the cash surrender value for these investments is reflected within the S,G&A line in the Consolidated Statements of Net Income, and resulted in gains, net of fees, of $2,249 and $1,277 in fiscal 2014 and 2013, respectively.
Goodwill and Other Intangible Assets:    Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $19,634 as of April 25, 2014, and April 26, 2013. The goodwill and intangible assets are related to the BEF Foods segment. In fiscal 2013, we recognized goodwill related to the purchase of the Kettle Creations® brand (“Kettle Creations”) for $18,067.
In fiscal 2014 and fiscal 2013, other intangible assets consisted of the Kettle Creations trademark and a non-compete agreement related to the Kettle Creations acquisition. The Kettle Creations trademark asset is deemed to have an indefinite economic life and is not amortized. The Kettle Creations non-compete agreement is amortized on a straight-line basis over its estimated economic life of 5 years. In fiscal 2012, other intangible assets consisted of the Mimi’s Café business trade name and restaurant concept. The Mimi’s Café business trade name was deemed to have an indefinite economic life and was not amortized. The Mimi’s Café restaurant concept intangible asset was amortized on a straight-line basis over its estimated economic life of 15 years. In fiscal 2013, we recognized $39,398 of impairment charges on the Mimi’s Café trade name and restaurant concept intangible assets, recorded within the "Income (loss) from discontinued operations, net of income taxes" line on the Consolidated Statements of Net Income. There were no intangible asset impairment charges in 2012. See Note 11 for further information.
Goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment during the fourth quarter each year or on a more frequent basis when indicators of impairment exist. Goodwill and indefinite lived intangible asset impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. We perform our impairment test using a combination of income based and market based approaches. The income based approach indicates the fair value of an asset or business based on the cash flows it can be expected to generate over its remaining useful life. Under the market-based approach, fair value is determined by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. In fiscal 2014, 2013 and 2012, no goodwill or indefinite lived intangible asset impairment charges were recorded. See Note 11 for further information.
Financial Instruments:    The fair values of our financial instruments (other than long-term debt) approximate their carrying values at April 25, 2014, and April 26, 2013. As of April 25, 2014, we had $458,898 outstanding on our revolving credit facility. At year end, the fair value of our long-term note receivables were $16,243. At April 25, 2014, the estimated fair value of our long-term debt approximated $835 compared to a carrying amount of $1,000. We estimate the fair value of our long-term debt based on the current interest rates offered for debt of the same maturities. We do not use derivative financial instruments for speculative purposes. See Note 4 and Note 7 for further information.
Preopening Expenses:    Expenditures related to the opening of new restaurants and our remodel initiatives, other than those for capital assets, are expensed when incurred. Preopening expenses were $4,378, $3,899 and $3,226 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
Advertising Costs:    Media advertising is expensed at the time the media first airs. We expense all other advertising costs as incurred. Advertising expense from continuing operations was $36,673; $43,819; and $41,369 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Advertising costs are classified in other operating expenses and S,G&A expenses in our restaurant segment and BEF Foods segment, respectively, in the Consolidated Statements of Net Income. We have prepaid advertising costs of $517 and $655 as of April 25, 2014, and April 26, 2013, respectively.

Cost of Sales:    Cost of sales represents primarily food cost for Bob Evans Restaurants and cost of materials in the BEF Foods segment. Cash rebates that we receive from suppliers are recorded as a reduction of cost of sales in the periods in which they are earned. The amount of each rebate is directly related to the quantity of product purchased from the supplier.
Promotional Spending:    We engage in promotional (sales incentive) programs in the form of “off-invoice” deductions, billbacks, cooperative advertising and coupons. Costs associated with these programs are classified as a reduction of gross sales in the period in which the sale occurs. Promotional spending from continuing operations was $95,583, $87,246 and $71,014 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
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
The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares outstanding (in thousands):

	2014	2013	2012
Basic	26,450	28,066	29,464
Dilutive stock options	254	422	461
Diluted	26,704	28,488	29,925
Options to purchase 127,201, 451,842 and 567,698 shares of common stock in fiscal 2014, fiscal 2013, and fiscal 2012, respectively, were excluded from the diluted earnings-per-share calculations because they were antidilutive.
Stock-based Employee Compensation:    The Compensation — Stock Compensation Topic of the FASB ASC ("ASC 718") requires that we measure the cost of employee services received in exchange for an equity award, such as stock options, restricted stock awards and restricted stock units, based on the fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis with the exception of compensation cost related to awards for retirement eligible employees, which are recognized immediately upon grant. Compensation cost recognized is based on the grant date fair value estimated in accordance with ASC 718. Total stock-based compensation cost from continuing operations in fiscal 2014, fiscal 2013 and fiscal 2012 was $7,105, $7,623 and $5,250 respectively. The related tax benefit recognized was $2,700, $2,642 and $1,671 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Expense associated with stock-based compensation is primarily reflected in S,G&A expense.
We issued restricted stock awards (“RSAs”) and restricted stock units ("RSUs") in fiscal 2014, fiscal 2013 and fiscal 2012. RSAs and RSUs are valued based on the stock closing price on the grant date. RSAs and RSUs generally vest over three years and have dividend rights.
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
Leases:    Rent expense for our operating leases is recorded on a straight-line basis over the lease term. We record the difference between the amount charged to expense and the rent paid as deferred rent in the Consolidated Balance Sheets. We commence lease expense upon delivery of the leased location by the lessor.
Rent expense from continuing operations is included in other operating expenses and was $13,567, $12,486 and $10,032 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
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
Income Taxes:   We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
We record uncertain tax positions in accordance with the Income Taxes Topic of the FASB ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Net Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets.
Commitments and Contingencies:    We rent certain restaurant facilities under operating leases having initial terms that primarily expire approximately 20 years from inception. The leases typically contain renewal clauses of 5 to 30 years exercisable at our option. Most leases contain either fixed or inflation-adjusted escalation clauses.
We occasionally use purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. See Note 10 for further information.
We are self-insured for most casualty losses and employee health-care claims up to certain stop-loss limits per claim. We have accounted for liabilities for casualty losses, including both reported claims and incurred but not reported claims, based on information provided by independent actuaries. We have accounted for our employee health-care claims liability through a review of incurred and paid claims history. We do not believe that our calculation of casualty losses and employee health-care claims liabilities would change materially under different conditions and/or different methods. However, due to the inherent volatility of actuarially determined casualty losses and employee health-care claims, it is reasonably possible that we could experience changes in estimated losses, which could be material to net income.
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
Reclassifications:    In order to conform with our current period presentation, we reclassified $8,931 and $7,861 of carryout supplies expense incurred in fiscal 2013 and 2012, respectively, from the operating expense line to the cost of sales line on the Consolidated Statements of Net Income. We believe that carryout supplies are better classified as a cost of sales expense than an other operating expense. Such reclassifications had no impact on reported net income.
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
In May 2014, the FASB and the International Accounting Standards Board (IASB) issued new joint guidance surrounding revenue recognition. Under U.S. generally accepted accounting principles ("US GAAP"), this guidance is being introduced to the ASC as Topic 606, Revenue from Contracts with Customers ("Topic 606"), by Accounting Standards Update No. 2014-09 ("ASU 2014-09"). The new standard supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a "full retrospective" adoption or a "modified retrospective" adoption. We are currently evaluating which adoption method we will use. The standard is effective for us in the fourth quarter of fiscal 2017. We are currently evaluating the revenue recognition impact this guidance will have once implemented.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which is an update to existing guidance related to reporting discontinued operations. The updated guidance states that only those disposals of components of an entity which would represent a strategic shift in operations and has or will have a major impact on operations and financial results will be presented as discontinued operations. This update also requires the assets and liabilities of a discontinued operation to be presented separately in the statement of financial position for all prior periods presented. ASU 2014-08 is to be applied prospectively, and is effective for us in the first quarter of fiscal 2015. This update is not expected to have a material impact on the consolidated financial statements.
Note 2 — Acquisition
On August 14, 2012, BEF Foods, Inc., a subsidiary of the Company, acquired the Kettle Creations brand and a 100,000 square-foot, state-of-the-art food production facility located in Lima, Ohio, that produces mashed potatoes, macaroni and cheese, and other side dishes. The production facility is included in the BEF Foods segment. The acquisition of Kettle Creations and the food production facility enables us to expand our rapidly growing side dish category. After a working capital adjustment, the purchase price for the brand and facilities was $52,285 in cash. The adjusted purchase price allocation of goodwill and other intangibles of $18,067 and $3,544, respectively, from the acquisition were attributed largely to the planned extension of existing manufacturing capabilities at Kettle Creations beyond its strength in mashed potatoes to other potato products and side dishes. The side dish category is a net sales growth opportunity for BEF Foods. Of the $3,544 of acquired intangible assets, $2,761 was assigned to registered trade names and workforce that are not subject to amortization and $783 was assigned to definite-lived noncompetition agreements after a purchase price adjustment. The purchase price adjustment to goodwill was a decrease of $175. The purchase price adjustment to the registered trade names was a decrease of $266, while the definite-lived noncompetition agreement decreased by $322.
The Company recognized $1,980 of acquisition-related expenses during fiscal 2013. These costs are included in S,G&A expenses in the Consolidated Statements of Net Income. In addition to acquisition costs, a total retention incentive of $5,113 was established to incent Kettle Creations employees to meet service requirements during the acquisition period and for three consecutive years thereafter. See Note 6 for further information.
Note 3 — Discontinued Operations
Effective January 28, 2013, we entered into a definitive agreement for the sale of our Mimi’s Café reporting segment to Le Duff. As a result of the anticipated transaction, we performed a recoverability test and determined that undiscounted cash flows of the long-lived asset group were less than the carrying amount of the long-lived asset group. Our market-approached valuation indicated that the asset group’s then-current carrying value exceeded its fair value, which resulted in a pretax noncash impairment charge on assets held for sale in the Mimi’s Café segment of $68,409, which is included in the “Income (loss) from discontinued operations, net of income taxes” line in the Consolidated Statements of Net Income.
Effective February 15, 2013, we completed the sale of Mimi’s Café to Le Duff. The purchase price of the transaction was $50,000, consisting of $20,000 in cash and a promissory note for $30,000, subject to customary purchase price allocations and adjustments. The current discounted carrying value of the note is $16,018 and is reflected as a long term asset on the Consolidated Balance Sheets. The note has an annual interest rate of 1.5% and a term of seven years. The interest and note are payable in full at maturity. In fiscal 2013 we realized a loss on the sale of $57,743, included in the "Income (loss) from discontinued operations, net of income taxes" line in the Consolidated Statements of Net Income.
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

Discontinued operations only include the revenues and expenses that are specifically identified with Mimi’s Café, and excludes any allocation of corporate costs, including general and administrative expenses, which represented $2,882 and $2,504 in fiscal 2013 and fiscal 2012, respectively.
The results of Mimi's Café, reported on the "Income (loss) from discontinued operations, net of income taxes" line in the Consolidated Statements of Net Income, consist of the following (in thousands):

	2014	2013	2012
		(recast)	(recast)
Net sales	$—	$278,683	$365,619
(Loss) income from discontinued operations before income taxes	$(886)	$(134,606)	$1,793
Benefit from income taxes	(3,603)	(51,232)	(964)
Income (loss) from discontinued operations, net of income taxes	$2,717	$(83,374)	$2,757
The nature of the activities which give rise to continuing cash flows from discontinued operations are not direct cash flows from our previous Mimi's Café segment, but rather include costs associated with severance as a result of change in control, an adjustment to the sale transaction working capital, and a net income tax benefit.
Note 4 — Long-Term Debt and Credit Arrangements
As of April 25, 2014, and April 26, 2013, long-term debt was comprised solely of an interest-free loan of $1,000, due ten years from the date of borrowing, with imputed interest, which as a result is discounted to $835 and $816, respectively, on the Consolidated Balance Sheets. We have imputed interest based on our current borrowing rate. This loan is considered a Level 2 fair value input. See Note 7.
On January 2, 2014, we entered into a $750,000 Revolving Credit Facility Amended and Restated Credit Agreement ("Credit Agreement"), which replaced the previous credit facility. The Credit Agreement represents a syndicated secured revolving credit facility under which up to $750,000 will be available, with a letter of credit sub-facility of $50,000, and an accordion option to increase the revolving credit commitment to $1,050,000. It is secured by the stock pledges of certain material subsidiaries. This agreement replaced our existing variable-rate revolving credit facility. Borrowings under the Credit Agreement bear interest, at Borrower’s option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 1.00% to 2.00% per annum for LIBOR, and ranging from 0.00% to 1.00% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.0%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. We incurred financing costs of $2,064 associated with this refinancing, which along with previous unamortized debt financing costs of $760 are being amortized over five years.
Our credit facility contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our credit facility contains financial covenants that require us to maintain specified ratios at April 25, 2014, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 3.75 to 1.00. As of April 25, 2014, our coverage ratio was 31.0, and our leverage ratio was 3.27, as defined in our credit facility. Our credit facility also limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. A breach of any of these covenants could result in a default under our credit facility, in which all amounts under our credit facility may become immediately due and payable, and all commitments under our credit facility extend further credit may be terminated. We are in compliance with all of the financial covenant requirements of our credit facility as of April 25, 2014.
Our effective interest rate for the Credit Agreement was 1.48% during the year ended April 25, 2014. Of our total Credit Agreement, $12,323 is reserved for certain stand-by letters of credit. The Credit Agreement has a maturity date of January 1, 2019.
As of April 25, 2014, we had $458,898 outstanding on the credit facility. The primary purposes of the Credit Agreement are for trade and stand-by letters of credit in the ordinary course of business as well as working capital, refinancing of existing indebtedness, if any, capital expenditures, joint ventures and acquisitions, stock repurchases and other general corporate purposes. A one percent increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $4,653 assuming the $458,898 outstanding at the end of fiscal 2014 was outstanding for the entire year.

Interest costs of $611, $835 and $644 incurred in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, were capitalized in connection with our construction activities. Interest paid in fiscal 2014, fiscal 2013 and fiscal 2012 was $4,544, $12,442 and $8,558, respectively.
In fiscal 2012, we obtained a $300,000 variable-rate revolving credit facility (“credit facility”). The credit facility provided us with liquidity options and supports our primary growth and return initiatives. The credit facility extended over a period of five years and required us to pay interest on outstanding borrowings at a rate based on London Interbank Offered Rate (“ LIBOR”) or the Base Rate plus a margin based on our leverage ratio, ranging from 0.75% to 2.00% per annum for LIBOR, and ranging from 0.00% to 1.00% per annum for the Base Rate. The Base Rate is the highest of (i) the Administrative Agent’s prime rate (ii) the Federal Funds open rate plus 0.50% or (iii) the Daily LIBOR Rate plus 1.00%. We were also required to pay a commitment fee of 0.150% per annum to 0.275% per annum, based on our leverage ratio, on the average unused portion of the total lender commitments then in effect. On April 26, 2013, we exercised a $150,000 accordion option under our credit facility to increase our aggregate commitments and borrowing capacity from $300,000 to $450,000. This credit facility was replaced by the Amended and Restated Credit Agreement entered into on January 2, 2014.
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
Note 5 — Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carryforward periods are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as the Company’s projections for growth. Significant components of our deferred tax liabilities and assets as of April 25, 2014, and April 26, 2013, were as follows:

	April 25, 2014	April 26, 2013
Deferred tax assets:
Self-insurance	6,222	6,823
Stock and deferred compensation plans	15,405	16,130
Deferred proceeds on Mimi’s Café sale	4,874	6,244
State net operating loss carry forward	3,983	4,786
Credit carryforwards	3,620	—
Inventory	2,690	2,286
Other	6,242	7,286
Total deferred tax assets, gross	43,036	43,555
Valuation allowance	(771)	(570)
Net deferred tax assets	42,265	42,985

Deferred tax liabilities:
Basis difference in fixed assets	54,331	62,177
Other	2,107	1,539
Total deferred tax liabilities	56,438	63,716
Net deferred tax liabilities	$14,173	$20,731
There are $3,983 of state net operating loss carry forwards that will expire at various times through 2034.

As of April 25, 2014, and April 26, 2013, the valuation allowance for net operating loss carryovers totaled $771 and $570 respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxable income in carryback years, and tax-planning strategies when making this assessment. No other valuation allowances have been provided for deferred tax assets because management believes that it is more-likely-than-not that the net deferred tax assets will be realized in the future.
Significant components of the provision (benefit) for income taxes are as follows:

	2014	2013	2012
Current:
Federal	$7,734	$(2,602)	$32,246
State	(1,236)	3,772	4,082
Total current	6,498	1,170	36,328
Deferred:
Federal	(6,769)	583	(7,248)
State	414	(7,837)	(674)
Total deferred	(6,355)	(7,254)	(7,922)
Total tax provision (benefit)	$143	$(6,084)	$28,406
Our provision (benefit) for income taxes differs from the amounts computed by applying the federal statutory rate due to the following:

	2014	2013	2012
Provision (benefit) at statutory rate	35.0%	35.0%	35.0%
State income tax (benefit) — net	3.4	(2.5)	2.1
Federal tax credits	(17.0)	(6.0)	(4.6)
Worthless stock	(1.9)	(30.1)	—
Officers life insurance	(2.6)	(1.4)	—
Settlements with state taxing authorities	(4.0)	—	(2.1)
Domestic Production Activity Deduction	(8.7)	—	(0.6)
Other	(3.7)	(3.0)	(1.0)
Provision (benefit) for income taxes	0.5%	(8.0)%	28.8%
Taxes paid during fiscal 2014, fiscal 2013 and fiscal 2012 were $16,332, $34,458, and $33,686, respectively.
Uncertain Tax Positions
The following table summarizes activity of the total amounts of unrecognized tax benefits:

	2014	2013	2012
Balance at beginning of fiscal year	$9,554	$11,045	$11,340
Additions based on tax positions related to the current year	31	366	600
Additions for tax positions of prior years	1,004	123	2,615
Reductions for tax positions of prior years	(25)	(271)	(706)
Reductions due to settlements with taxing authorities	(1,423)	(799)	(1,936)
Reductions due to statute of limitations expiration	(3,189)	(910)	(868)
Balance at end of fiscal year	$5,952	$9,554	$11,045

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of April 25, 2014, April 26, 2013 and April 27, 2012, was $5,652, $6,885 and $8,666, respectively. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate
The Company believes that it is reasonable that a decrease of up to $1,200 in unrecognized tax benefits related to state exposures may be necessary in the coming year due to settlements with taxing authorities or lapses of statutes of limitations.
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Net Income. During fiscal 2014, fiscal 2013 and fiscal 2012, we recognized approximately $204, $394 and $455, respectively, of interest and penalties in tax expense. As of April 25, 2014, and April 26, 2013, we had accrued approximately $1,005 and $1,762, respectively, in interest and penalties related to unrecognized tax benefits.
We file United States federal and various state and local income tax returns. During the fourth quarter of fiscal 2014, the IRS audit for fiscal years 2009 through 2011 was closed. Tax returns are generally subject to examination for a period of three to five years after the filing of the respective return.
Note 6 — Restructuring and Severance Charges
We recorded pretax restructuring and severance charges in continuing operations totaling $6,151 in fiscal 2014 and $9,256 in fiscal 2013. These costs, reflected in S,G&A, related to organizational realignments and closures of production facilities. Additionally we reduced stock compensation expense by $453,which partially offsets our restructuring charges.
In the fourth quarter of fiscal 2014, we implemented a strategic realignment and reduction of personnel at Bob Evans Restaurants, BEF Foods and at our corporate office as part of our comprehensive plan to reduce S,G&A expenses. Costs incurred at the corporate office were allocated to the Bob Evans Restaurants and BEF Foods business segments.
In the third quarter of fiscal 2014, we closed our BEF Foods production plants in Springfield and Bidwell, Ohio. The action to close the food production facilities is intended to increase efficiency by consolidating production to our high capacity food production facility in Sulphur Springs, Texas.
On September 27, 2013, we announced the closure of our food production plant in Richardson, Texas, reducing our fresh sausage plant network to two facilities.
As of April 25, 2014, we anticipate that we will incur and pay an additional $300 related to severance and restructuring charges incurred in the BEF Foods segment. These additional severance charges will be recognized based on completion of required service.
The components of the restructuring and severance charges are summarized below by reporting segment for fiscal 2014 and 2013. Note that there were no charges related to fiscal 2012.

	Bob Evans Restaurants	BEF Foods	Total
Balance April 27, 2012	$—	$—	$—
Restructuring and severance charges incurred	2,774	6,482	9,256
Amounts paid	(1,514)	(3,922)	(5,436)
Balance April 26, 2013	$1,260	$2,560	$3,820
Restructuring and severance charges incurred	2,473	3,678	6,151
Adjustments	(131)	—	(131)
Amounts paid	(3,116)	(5,497)	(8,613)
Balance April 25, 2014	$486	$741	$1,227
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

•	Level 3 inputs are unobservable inputs.
The following table presents financial assets and liabilities measured at fair value on a recurring basis as of the periods presented:

	2014
	Total	Level 1	Level 2	Level 3
Assets
Cash and equivalents (1)	$7,826	$7,826	—	—
Short-term note receivable (2)	18	—	18	—
Long-term note receivable (3)	16,243	—	225	16,018
	$24,087	$7,826	$243	$16,018
Liabilities (4)
Long-term debt (5)	835	—	835	—

	2013
	Total	Level 1	Level 2	Level 3
Assets
Cash and equivalents (1)	$9,010	$9,010	—	—
Short-term note receivable (2)	18	—	18	—
Long-term note receivable (3)	13,815	—	245	13,570
	$22,843	$9,010	$263	$13,570
Liabilities (4)
Long-term debt (5)	816	—	816	—

(1)	Cash and equivalents primarily represent cash deposits as well as credit card receivables that generally settle in less than three days.

(2)	Short-term note receivable is the current portion of a note receivable from the sale of land with an interest rate of 7 percent.

(3)
Long-term note receivable includes a note receivable from the sale of land with an interest rate of 7 percent (Level 2) and a promissory note from SWH Mimi's Café Holding Company, LLC that is valued using a discounted cash flow model (Level 3).

(4)	Carrying value of our revolving credit facility, recorded as a current liability on our consolidated balance sheets, approximates fair value

(5)
The fair value of our interest-free long-term debt is based on the current interest rates offered for similar instruments. This loan provided funds to assist with the construction costs of our new corporate headquarters.

The following table presents the activity related to Level 3 fair value measurements for the periods presented (amounts in thousands):

Long-term note receivable
2014
Carrying value at the beginning of the period	$13,570
Plus:
Accretion (1)	1,918
Interest, net realized/unrealized gains (1)	530
Carrying value at the end of the period	$16,018

2013
Carrying value at the beginning of the period	$—
Note from SWH Mimi's Café Holding Company, LLC	13,570
Carrying value at the end of the period	$13,570

(1)	Reflected in the line "Net interest expense" in the Consolidated Statements of Net Income
We use our weighted-average cost of capital as the discount rate to value the promissory note from SWH Mimi's Café Holding Company, LLC, which is an unobservable input. A reasonable change in the discount rate would not have a significant impact on the fair value of the promissory note.
In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis, including, long-lived assets that have been reduced to fair value when they are held for sale and long-lived assets that are written down to fair value when they are impaired.
We evaluate the carrying amount of long-lived assets held and used in the business periodically and when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset group is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group. The impairment loss recognized is the excess of the carrying value of the asset group over its fair value, based on a discounted cash flow analysis using our weighted average cost of capital, and is recorded within S,G&A. The estimation of future cash flows requires significant estimates of factors that include future restaurant activities, sublease estimates and real estate appraisals. The inputs to determine the fair value are considered Level 3 measurements.
Based on a purchase agreement effective July 25, 2013, to sell nonoperating property, plant and equipment at 29 locations for $3,450, we determined that indicators of impairment existed for our held for sale asset group. As a result of signing the purchase agreement, we determined that the long-lived asset group’s then-current carrying value of $11,969 was greater than the fair value (the selling price less estimated selling costs). This resulted in pretax noncash assets held for sale impairment charges in the Bob Evans Restaurants reporting segment of $9,380. These impairment charges are included in the “Impairment of assets held for sale” line in the Consolidated Statements of Net Income. During the period these assets were classified as held for sale, depreciation ceased for these assets.
As of April 25, 2014, we have closed on the sale of 28 of the 29 nonoperating properties. The remaining property was moved out of held for sale assets during the fourth quarter of fiscal 2014 as the sale of the property was determined by management not to be probable in the next year. We have resumed depreciation for this location and the resulting impact to depreciation expense was immaterial for fiscal 2014.
On September 27, 2013, we announced our plans to close our food production plant in Richardson, Texas ("the Richardson plant"). Based on the estimated value of the facility, we determined that the long-lived asset group’s then-current carrying value of $8,111 was greater than the fair value of $5,111 (the selling price less estimated selling costs). This resulted in a pretax, noncash assets held for sale impairment charge in the BEF Foods segment of $3,000. This impairment charge is included in the "Impairment of assets held for sale" line in the Consolidated Statements of Net Income. The long-lived asset group related to this plant is included at its fair value in the “Current assets held for sale” line in the Consolidated Balance Sheets. Upon being classified as held for sale, depreciation ceased for these assets.

To be consistent with current period presentation, we have reclassified the assets for the Richardson plant to the “Long-term assets held for sale” line in the Consolidated Balance Sheets as of April 26, 2013.
In fiscal 2014 we incurred noncash asset impairment charges of $4,470 in the Bob Evans Restaurant segment, a result of current profitability trends at seven restaurant locations, as well as the impairment of various heavy commercial vehicles. These impairment charges are recorded in the SG&A line on the Consolidated Statements of Net Income. We use our weighted average cost of capital as the discount rate in our fair value measurements for the impairment charges incurred. A reasonable change in this discount rate would not have a significant impact on these fair value measurements.
The following table represents impairments for those assets remeasured to fair value on a nonrecurring basis during the fiscal year:

	Impairments
	2014		2013		2012
Bob Evans Restaurants
Assets held for use	$4,470	(1)	$4,409	(2)	$3,199	(3)
Assets held for sale	9,380	(4)	—		—
BEF Foods
Assets held for use	—		—		87
Assets held for sale	3,000	(5)	—		—

(1)	$4,133 and $337 relates to impairment of seven operating locations and certain commercial vehicles, respectively

(2)	$1,717 and $2,692 relates to impairment of three operating and ten nonoperating locations, respectively

(3)	$993 and $2,206 relates to impairment of three operating and five nonoperating locations, respectively

(4)	$9,380 relates to impairment of 29 nonoperating locations, of which $714 relates to the impairment of one location no longer classified as held for sale.

(5)	$3,000 relates to impairment of one nonoperating location

Note 8 — Stock-Based Compensation Plans
In fiscal 2014, we granted restricted stock awards and restricted stock units. Total stock-based compensation cost from continuing operations in fiscal 2014, fiscal 2013 and fiscal 2012 was $7,105, $7,623 and $5,250 respectively. Expense associated with stock-based compensation is primarily reflected in S,G&A expense.
On September 13, 2010, our stockholders approved the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”). Upon approval, the 2010 Plan became our primary plan under which new stock-based compensation can be granted. At April 25, 2014, there were awards outstanding under the 2010 Plan, as well as previous equity plans adopted in 2006, 1998 and 1992.
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
In fiscal 2010, we amended the terms of the employment agreement with the chief executive officer (“CEO”). The amended agreement provides for a one-time Long-Term Performance-Based Incentive (the “LTPBI”). The purpose of the LTPBI is to increase stockholder value by establishing additional compensation incentives linked directly to our performance over the five-year period which began in fiscal 2010 and ran through fiscal 2014. The awards allowed the CEO to earn performance shares based on our performance during this five-year period relative to goals set by the Compensation Committee for net income growth and total stockholder return. Because the financial performance metrics under the LTPBI were not met for the five year period, no awards were made under the LTPBI, and the plan expired by its terms.
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
During fiscal 2014, fiscal 2013 and fiscal 2012, we issued treasury shares to satisfy the vesting of restricted awards and option exercises.
Stock Options
The following table summarizes option-related activity for fiscal 2014:

	2014
Options	Shares Subject to Options	Weighted-Average Exercise Price
Outstanding, Beginning of Year	447,595	$30.82
Granted	—	—
Exercised	(367,208)	31.03
Forfeited or expired	(3,228)	27.56
Outstanding, End of Year	77,159	29.95

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding	77,159	$29.95	3.16	$1,300
Options exercisable	75,406	$30.43	3.19	$1,235
As of April 25, 2014, there was an immaterial amount of remaining unrecognized compensation cost related to nonvested stock options. The total intrinsic value of options exercised during fiscal 2014, fiscal 2013 and fiscal 2012 was $8,124; $2,921; and $2,907, respectively. Cash received from the exercise of options was $13,432; $7,027; and $13,347 for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. In fiscal 2014, fiscal 2013 and fiscal 2012, excess tax benefits of $1,756; $2,094; and $697, respectively, were classified as financing cash flows in the Consolidated Statements of Cash Flows.

Restricted Stock
A summary of the status of our nonvested restricted stock awards and restricted stock units as of April 25, 2014, and changes during fiscal 2014 is presented below:

	2014
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Nonvested, Beginning of Year	294,241	$33.42
Granted	75,436	47.49
Vested	(116,436)	32.40
Forfeited	(71,280)	39.46
Nonvested, End of Year	181,961	37.53

	2014
Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Nonvested, Beginning of Year	265,632	$37.68
Granted	119,382	48.23
Vested	(117,521)	37.48
Forfeited	(11,584)	40.95
Nonvested, End of Year	255,909	42.55
At April 25, 2014, there was $9,019 of unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.33 and 0.77 years for nonvested restricted shares and units, respectively. The total fair value of awards that vested during fiscal 2014, fiscal 2013 and fiscal 2012 was $7,813; $8,268; and $4,999, respectively.
In addition to the shares subject to outstanding options and unvested restricted stock units, approximately 1,500,000 shares were available for grant under the 2010 Plan at April 25, 2014.
Note 9 — Other Compensation Plans
We have a defined contribution plan (401(k)) that is available to substantially all employees who have at least 1,000 hours of service. We also have nonqualified deferred compensation plans, the Bob Evans Executive Deferral Plan (“BEEDP”) and Bob Evans Directors’ Deferral Plan (“BEDDP”), which provides certain executives and Board of Directors members, respectively, the opportunity to defer a portion of their current income to future years. Our annual matching contributions to the plans are at the discretion of our Board of Directors. Expenses related to matching contributions to these plans for continuing operations in fiscal 2014, fiscal 2013 and fiscal 2012 were $452; $3,885; and $1,329, respectively and are recorded within operating wage and fringe benefit expenses. A third party manages the investments of employee deferrals. Expenses related to investment results of these deferrals totaled $1,942 and $1,788 in fiscal 2014 and fiscal 2013 respectively, and are recorded within SG&A.
The SERP provides awards in the form of nonqualified deferred cash compensation. Our expense related to cash contributions to the SERP was $580; $542; and $618 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively and are recorded within operating wage and fringe benefit expenses.

Note 10 — Commitments and Contingencies
Future payments of our contractual obligations and outstanding indebtedness as of April 25, 2014, are as follows (in thousands):

Contractual Obligations(1)	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$4,871	$4,744	$4,626	$4,639	$4,593	$43,482	$66,955
Short-term debt (2)	$458,898	$—	$—	$—	$—	$—	$458,898
Long-term debt (3)	$—	$—	$—	$—	$—	$1,000	$1,000
Purchase obligations	$14,300	$—	$—	$—	$—	$—	$14,300
Other (4)	$1,387	$93	$—	$—	$—	$—	$1,480

(1)
The provisions of our deferred compensation plans do not provide for specific payment dates. Therefore, our obligations under these plans were excluded from this table. Our deferred compensation obligations of $35,731 were included in the Consolidated Balance Sheets at April 25, 2014, as part of long-term liabilities.

(2)	The balance represents our credit facility borrowings, which is included in the Consolidated Balance Sheets as part of current liabilities. See Note 4 for further information.

(3)	The balance does not include interest, as this debt is interest-free. We have imputed interest based on our current borrowing rate.

(4)
The balance includes leased IT equipment used at our corporate office and $1,200 in unrecognized tax benefits related to state exposures that may be necessary in the coming year due to settlements with taxing authorities or lapses of statutes of limitations.

We rent certain restaurant facilities under operating leases having initial terms that primarily expire approximately 20 years from inception. The leases typically contain renewal clauses of 5 to 30 years exercisable at our option. Most of the leases also contain either fixed or inflation-adjusted escalation clauses.
At April 25, 2014, we had contractual commitments of approximately $14,300 for the purchase of inventory and restaurant construction.
At April 25, 2014, we had outstanding letters of credit that totaled approximately $12,623, of which $12,323 is outstanding under our Credit Agreement. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of the terms set forth in these arrangements.
We are subject to various claims and contingencies related to lawsuits and other matters arising out of the normal course of business. We are of the opinion that there are no matters pending or threatened that are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.
In August 2012, a former Bob Evans Restaurant employee filed an action against Bob Evans Farms, Inc. (“Bob Evans”) in the United States District Court for the Southern District of Ohio (the “Ohio District Court”). The lead plaintiff alleged that Bob Evans violated the Fair Labor Standards Act by failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers employed at Bob Evans Restaurants between August 2009 and present. The Court has since approved the substitution of another former employee as the lead plaintiff. Plaintiff filed a motion for conditional certification of the class, Bob Evans filed a motion in opposition to the same, and the Ohio District Court granted conditional certification on December 5, 2013. The proceedings remain in the early stages with significant uncertainty as to factual issues, outcome of legal proceedings, and likely number of opt-in plaintiffs and/or damages claimed. We do not believe based on currently available information, that the outcome of this matter will have a material adverse effect on our financial condition, though an adverse outcome could be material to our results of operations for a particular period. We believe the claims are without merit and intend to vigorously contest the action.

Note 11 — Goodwill and Other Intangible Assets
In the fourth quarter, we completed our annual impairment test required under the provisions of the Intangibles — Goodwill and Other Topic of the FASB ASC. In addition, we are required to assess the carrying value of our goodwill and other indefinite lived intangible assets annually or whenever circumstances indicate that a decline in the carrying value may have occurred. No such impairment charges were recorded in the years presented on Consolidated Statements of Net Income. The carrying value of goodwill as of the end of fiscal 2014 and fiscal 2013 is $19,634, which is included within the BEF Foods segment. In fiscal 2013, we recognized goodwill related to the purchase of Kettle Creations for $18,067.
Intangible assets consist of Kettle Creations noncompetition agreements that are amortized over a 5-year life and the registered trade names that are not amortized, which are related to the BEF Foods segment. See Note 2 for detail related to the acquisition of Kettle Creations that contributed to the increase in intangible assets in fiscal 2013. Based on our definitive agreement to sell Mimi’s Café to Le Duff for $50,000 subsequent to our third quarter ended January 25, 2013, we determined that indicators of potential impairment were present during the fourth quarter of fiscal 2013. We performed a recoverability test and determined that probability-weighted undiscounted cash flows of the long-lived asset group were less than the carrying amount of the long-lived asset group that resulted in impairing the entire carrying value of Mimi’s Café restaurant concept and business trade name of $39,398. The intangible asset impairment is included in the "Income (loss) from discontinued operations, net of income taxes" line of the Consolidated Statements of Net Income for fiscal year 2013. See Note 3 for detail surrounding the sale and total impairment of Mimi’s Café long-lived assets.
Intangible assets are summarized below:

	BEF Foods
	Business Trade Name (1)	Noncompetition Agreements	Total
April 26, 2013, gross intangible carrying amount	$—	$—	$—
Intangible acquired	2,761	783	3,544
Accumulated amortization	—	(117)	(117)
April 26, 2013, net intangible carrying amount	$2,761	$666	$3,427

April 25, 2014, gross intangible carrying amount	$2,761	$783	$3,544
Accumulated amortization	—	(274)	$(274)
April 25, 2014, net intangible carrying amount	$2,761	$509	$3,270

(1)	These intangible assets are indefinite-lived
The amortization expense related to these intangible assets was $157 in fiscal 2014 and was $117 in fiscal 2013. Amortization expense related to intangible assets for the next three years is expected to be $157 each year, at which time the Kettle Creations definite-lived noncompetition agreements will be fully amortized.
Note 12 — Quarterly Financial Data (Unaudited)
We have recast the consolidated financial statements to reflect the Mimi's Café operations as a discontinued operation for all periods presented. We have also restated the financial statements for the impact of prior period error corrections after reflecting the impact of the discontinued operations. The as adjusted column reflects Mimi's Café as a discontinued operation and the impact of the error corrections. See Note 14, Correction of Prior Consolidated Financial Statements. The as adjusted fiscal 2014 quarters will be restated as they are included in future filings.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
	(as adjusted)	(as adjusted)		(as adjusted)	(as adjusted)	(as adjusted)		(as adjusted)
Net sales from continuing operations	$329,449	$323,441	$332,600	$329,555	$340,132	$343,321	$326,371	$333,909
Operating income from continuing operations	11,999	24,620	8,895	21,976	7,954	19,119	4,277	22,239
(Loss) income from discontinued operations, net of income taxes	—	(114)	(134)	(3,239)	(354)	(80,219)	3,205	198
Net income (loss)	8,376	14,794	6,119	10,383	6,181	(55,779)	13,009	29,781
Earnings per share - income from continuing operations
Basic	$0.30	$0.53	$0.23	$0.48	$0.25	$0.87	$0.40	$1.07
Diluted	$0.30	$0.52	$0.23	$0.47	$0.24	$0.86	$0.40	$1.05
Earnings per share - (loss) income from discontinued operations
Basic	$—	$—	$—	$(0.11)	$(0.01)	$(2.87)	$0.13	$0.01
Diluted	$—	$—	$—	$(0.11)	$(0.01)	$(2.82)	$0.13	$0.01
Earnings per share - net income (loss)
Basic	$0.30	$0.53	$0.22	$0.37	$0.23	$(2.00)	$0.53	$1.07
Diluted	$0.30	$0.52	$0.22	$0.36	$0.23	$(1.96)	$0.53	$1.06
Common stock sale prices
High	$51.70	$41.09	$58.86	$41.65	$58.25	$45.36	$51.82	$44.99
Low	$42.60	$36.91	$47.57	$36.67	$47.15	$34.45	$43.46	$39.63
Cash dividends paid	$0.275	$0.250	$0.310	$0.275	$0.310	$0.275	$0.310	$0.275

•	Fiscal quarters represent 13-week periods.

•	Total quarterly earnings per share may not equal the annual amount because earnings per share are calculated independently for each quarter.

•	Stock prices are high and low sale prices for our common stock as reported on the NASDAQ Stock Market (trading symbol — BOBE), which is the principal market for our common stock.

•
Quarter 3 2013 discontinued operations results included the negative impact of $68,409, as a result of impairment on assets held for sale associated with the definitive agreement to sell the Mimi’s Café restaurant chain to Le Duff.

•	The number of registered stockholders of our common stock at July 1, 2014, was 17,577.

•	Quarter 4 2013 discontinued operations results included the negative impact of $57,743 as a result of the loss associated with the sale of Mimi’s Café.
Note 13 — Reporting Segments
During fiscal 2014, we had two reporting segments: Bob Evans Restaurants and BEF Foods. See Note 3 for further information on the sale of Mimi's Café and its classification as discontinued operations. We determine our segments on the same basis we use to allocate resources and assess performance.
Our operations include restaurant operations and the processing and sale of food products. The revenues from our two segments, Bob Evans Restaurants and BEF Foods include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements.
Operating income represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. General corporate assets consist of corporate property, plant and equipment, long-term investments, note receivables, federal and state income tax receivables and deferred income tax assets.
We have recast the consolidated financial statements to reflect the Mimi's Café operations as a discontinued operation for all periods presented. We have also restated the financial statements for the impact of prior period error corrections after reflecting the impact of the discontinued operations. The recast and adjusted column reflects Mimi's Café as a discontinued operation and the impact of the error corrections.

Information on our reporting segments is summarized as follows:

	2014	2013	2012
		(recast & adjusted)	(recast & adjusted)
Net Sales
Bob Evans Restaurants	$956,579	$981,418	$972,490
BEF Foods	386,806	376,885	329,165
	1,343,385	1,358,303	1,301,655
Intersegment net sales of food products (1)	(14,833)	(28,077)	(14,445)
Total	$1,328,552	$1,330,226	$1,287,210
Operating Income
Bob Evans Restaurants	$27,134	$69,317	$86,269
BEF Foods	5,991	18,637	20,206
Total	$33,125	$87,954	$106,475
Depreciation and Amortization Expense
Bob Evans Restaurants	$63,872	$56,827	$50,799
BEF Foods	15,584	12,492	9,465
Total	$79,456	$69,319	$60,264
Capital Expenditures
Bob Evans Restaurants	$119,097	$67,662	$74,281
BEF Foods	71,898	50,538	7,582
Total	$190,995	$118,200	$81,863
Identifiable Assets
Bob Evans Restaurants	$693,543	$714,221
BEF Foods	196,389	155,424
	889,932	869,645
General corporate assets	178,384	151,308
Total	$1,068,316	$1,020,953
(1) Intersegment net sales of food products includes $12,491 and $768 in fiscal 2013 and 2012, respectively, of sales to discontinued operations
Note 14 — Correction of Prior Consolidated Financial Statements
During fiscal 2014, we identified errors related to federal and state tax receivable ($546) benefit primarily related to worthless stock deduction calculation, deferred taxes ($8,038) benefit and federal and state income taxes $(1,688) benefit primarily related to basis differences on fixed assets and deferred compensation, property, plant and equipment ($14,413) benefit primarily related to the impact of tax-free exchanges of land, accumulated depreciation ($11,041) expense primarily related to assets for which depreciation prematurely ceased, and other less significant items (individually and in the aggregate) related to sales and operating wages cut-off and accrued rent. The impact of the errors in the three prior fiscal years was not material to any of those years, however the cumulative effect of all of the prior period errors of a $14,096 benefit (as of April 26, 2013) would be material to our current year consolidated net income. Consequently we have corrected the aforementioned errors for all prior periods presented by restating the consolidated financial statements and other information included herein.
Additionally, we reclassified $6,562, $28,741 and $21,515 of land, buildings and improvements and machinery and equipment respectively, from the fiscal 2013 Consolidated Balance Sheet, to construction in progress. These amounts represent assets not yet placed into service as of April 26, 2013. There was no impact on total cost or net book value of property, plant and equipment.
We have recast the consolidated financial statements to reflect the Mimi's Café operations as a discontinued operation for all periods presented below. We have also restated the financial statements for the impact of prior period error corrections after reflecting the impact of the discontinued operations. The as recast column is to present Mimi's Café as a discontinued operation for all periods presented. The as adjusted columns are to reflect the corrections of the previously noted errors (in thousands).

Consolidated Balance Sheets

	April 26, 2013
	As Reported	Adjustments	As Adjusted
Assets
Current Assets
Cash and equivalents	$9,010	$—	$9,010
Accounts receivable, net	33,958	—	33,958
Inventories	22,491	—	22,491
Deferred income taxes	13,089	3,198	16,287
Federal and state income taxes	62,934	546	63,480
Prepaid expenses	5,232	—	5,232
Current assets held for sale	—	—	—
Total Current Assets	146,714	3,744	150,458
Property, Plant and Equipment
Land	233,942	8,033	241,975
Buildings and improvements	800,800	(28,439)	772,361
Machinery and equipment	413,779	(21,214)	392,565
Construction in progress	4,831	56,033	60,864
	1,453,352	14,413	1,467,765
Less accumulated depreciation	668,247	11,041	679,288
Net Property, Plant and Equipment	785,105	3,372	788,477
Other Assets
Deposits and other	6,624	—	6,624
Long-term note receivable	13,815	—	13,815
Long-term investments	29,723	—	29,723
Goodwill	19,634	—	19,634
Other intangible assets	3,427	—	3,427
Long-term assets held for sale	8,795	—	8,795
Total Other Assets	82,018	—	82,018
Total Assets	$1,013,837	$7,116	$1,020,953
Liabilities and Stockholders’ Equity
Current Liabilities
Credit facility borrowings	$201,433	$—	$201,433
Accounts payable	23,058	—	23,058
Accrued property, plant and equipment purchases	11,078	—	11,078
Federal and state income taxes	—	—	—
Accrued non-income taxes	16,346	—	16,346
Accrued wages and related liabilities	30,219	—	30,219
Self-insurance	21,072	—	21,072
Deferred revenue	12,915	—	12,915
Other accrued expenses	24,763	—	24,763
Total Current Liabilities	340,884	—	340,884
Long-Term Liabilities
Deferred compensation	32,140	—	32,140
Federal and state income taxes	10,602	(1,688)	8,914
Deferred income taxes	41,873	(4,840)	37,033
Deferred rent and other	6,391	—	6,391
Long-term debt	816	—	816
Total Long-Term Liabilities	91,822	(6,528)	85,294
Stockholders’ Equity
Common stock	426	—	426
Capital in excess of par value	215,593	(452)	215,141
Retained earnings	833,723	14,096	847,819
Treasury stock	(468,611)	—	(468,611)
Total Stockholders’ Equity	581,131	13,644	594,775
Total Liabilities and Stockholders’ Equity	$1,013,837	$7,116	$1,020,953

Consolidating Statements of Net Income

	For the Year Ended April 26, 2013
	As Reported	As Recast	Adjustments	As Adjusted
Net sales	$1,608,909	$1,330,226	$—	$1,330,226
Cost of sales	495,786	422,847	—	422,847
Operating wage and fringe benefit expenses	512,292	404,395	718	405,113
Other operating expenses	258,896	191,557	(366)	191,191
Selling, general and administrative expenses	180,158	153,083	719	153,802
Depreciation and amortization expense	79,482	66,138	3,181	69,319
Impairment of assets held for sale	68,409	—	—	—
Loss on sale of Mimi's Café	57,743	—	—	—
Operating (loss) income	(43,857)	92,206	(4,252)	87,954
Net interest expense	11,485	11,485	—	11,485
(Loss) income from continuing operations before taxes	(55,342)	80,721	(4,252)	76,469
Benefit for income taxes from continuing operations	(52,480)	(734)	(5,350)	(6,084)
(Loss) income from continuing operations	(2,862)	81,455	1,098	82,553
Loss from discontinued operations, net of income taxes	—	(84,317)	943	(83,374)
Net loss	(2,862)	(2,862)	2,041	(821)
Earnings per share - Income from continuing operations
Basic		$2.90	$0.04	$2.94
Diluted		$2.86	$0.04	$2.90
Earnings per share - Loss from discontinued operations
Basic		$(3.00)	$0.03	$(2.97)
Diluted		$(2.96)	$0.03	$(2.93)
Earnings per share - Net loss
Basic	$(0.10)	$(0.10)	$0.07	$(0.03)
Diluted	$(0.10)	$(0.10)	$0.07	$(0.03)

	For the Year Ended April 27, 2012
	As Reported	As Recast	Adjustments	As Adjusted
Net sales	$1,654,413	$1,288,398	$(1,188)	$1,287,210
Cost of sales	517,677	419,596	—	419,596
Operating wage and fringe benefit expenses	535,069	398,782	(1,431)	397,351
Other operating expenses	260,938	179,485	(1,469)	178,016
Selling, general and administrative expenses	150,743	125,193	315	125,508
Depreciation and amortization expense	82,112	58,536	1,728	60,264
Operating income	107,874	106,806	(331)	106,475
Net interest expense	7,884	7,884	—	7,884
Income from continuing operations before taxes	99,990	98,922	(331)	98,591
Provision for income taxes	27,140	28,372	34	28,406
Income from continuing operations	72,850	70,550	(365)	70,185
Income from discontinued operations, net of income taxes	—	2,300	457	2,757
Net income	72,850	72,850	92	72,942
Earnings per share - Income from continuing operations
Basic		$2.39	$(0.01)	$2.38
Diluted		$2.36	$(0.01)	$2.35
Earnings per share - Income from discontinued operations
Basic		$0.08	$0.02	$0.09
Diluted		$0.08	$0.02	$0.09
Earnings per share - Net income
Basic	$2.45	$2.47	$—	$2.48
Diluted	$2.45	$2.43	$—	$2.44

Consolidated Statements of Stockholders' Equity

	April 29, 2011
	As Reported	Adjustments	As Adjusted
Capital in excess of par value	$188,736	$(153)	$188,583
Retained earnings	$822,211	$11,963	$834,174
Total stockholders' equity	$667,760	$11,810	$679,570

	April 27, 2012
	As Reported	Adjustments	As Adjusted
Capital in excess of par value	$202,365	$(156)	$202,209
Retained earnings	$866,799	$12,055	$878,854
Total stockholders' equity	$660,236	$11,899	$672,135

Consolidated Statements of Cash Flows

	For the Year Ended April 26, 2013
	As Reported	As Recast	Adjustments	As Adjusted
Operating activities:
Net (loss) income	$(2,862)	$(2,862)	$2,041	$(821)
Loss from discontinued operations	—	84,317	(943)	83,374
(Loss) income from continuing operations	(2,862)	81,455	1,098	82,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,482	66,138	3,181	69,319
Other intangibles impairment	39,398	—	—	—
Loss on disposal/impairment of fixed assets	38,753	7,523	742	8,265
Gain on long-term investments	(1,277)	(1,277)	—	(1,277)
Loss on sale of business	57,743	—	—	—
Deferred compensation	1,452	4,579	—	4,579
Compensation expense attributable to stock plans	8,606	8,606	—	8,606
Deferred income taxes	(7,567)	(7,567)	313	(7,254)
Deferred rent	1,410	137	—	137
Deferred financing costs	341	341	—	341
Cash provided by (used for) assets and liabilities:
Accounts receivable	(4,934)	(6,344)	—	(6,344)
Inventories	(894)	(1,571)	—	(1,571)
Prepaid expenses	(3,872)	(2,879)	—	(2,879)
Accounts payable	1,577	(3,212)	(389)	(3,601)
Federal and state income taxes	(74,434)	(22,688)	(5,367)	(28,055)
Accrued wages and related liabilities	245	1,790	718	2,508
Self-insurance	1,467	28	—	28
Accrued non income taxes	1,074	608	—	608
Deferred revenue	1,251	590	—	590
Other accrued expenses	7,208	11,516	—	11,516
Net cash provided by continuing operating activities	144,167	137,773	296	138,069
Investing activities:
Purchase of property, plant and equipment	(124,346)	(118,200)	—	(118,200)
Net proceeds from sale of business	14,517	—	—	—
Acquisition of business	(52,285)	(52,285)	—	(52,285)
Proceeds from sale of property, plant and equipment	15,955	15,512	—	15,512
Purchase of long-term investments	(314)	(314)	—	(314)
Deposits and other	(348)	(350)	—	(350)
Net cash used in continuing investing activities	(146,821)	(155,637)	—	(155,637)
Financing activities:				—
Cash dividends paid	(30,214)	(30,214)	—	(30,214)
Net increase in credit facility	201,433	201,433	—	201,433
Proceeds from debt	1,000	1,000	—	1,000
Principal payments on long-term debt	(135,716)	(135,716)	—	(135,716)
Prepayment penalty on debt	(6,150)	(6,150)	—	(6,150)
Purchase of treasury stock	(63,052)	(63,052)	—	(63,052)
Proceeds from issuance of stock awards and treasury stock	8,642	8,642	—	8,642
Cash paid for net shares settled	(2,615)	(2,615)	—	(2,615)
Excess tax benefits from stock-based compensation	2,390	2,390	(296)	2,094
Net cash used in continuing financing activities	(24,282)	(24,282)	(296)	(24,578)
Net cash used in continuing operations	(26,936)	(42,146)	—	(42,146)
Net cash provided by operating activities of discontinued operations	—	6,394	—	6,394
Net cash provided by investing activities of discontinued operations	—	8,816	—	8,816
Net cash provided by discontinued operations	—	15,210	—	15,210
Cash and equivalents at the beginning of the period	35,946	35,946	—	35,946
Cash and equivalents at the end of the period	$9,010	$9,010	$—	$9,010

	For the Year Ended April 27, 2012
	As Reported	As Recast	Adjustments	As Adjusted
Operating activities:
Net income	$72,850	$72,850	$92	$72,942
Income (loss) from discontinued operations	—	2,300	457	2,757
Income from continuing operations	72,850	70,550	(365)	70,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,112	58,536	1,728	60,264
Other intangibles impairment	—	—	—	—
Loss on disposal/impairment of fixed assets	5,331	2,993	501	3,494
Gain on long-term investments	(34)	(34)	—	(34)
Deferred compensation	1,003	1,333	—	1,333
Compensation expense attributable to stock plans	5,610	5,196	—	5,196
Deferred income taxes	(5,916)	(5,916)	(2,006)	(7,922)
Deferred rent	619	1,063	—	1,063
Deferred financing costs	162	162	—	162
Cash provided by (used for) assets and liabilities:
Accounts receivable	(3,807)	(2,134)	1,188	(946)
Inventories	138	(465)	—	(465)
Prepaid expenses	(1,279)	(1,160)	—	(1,160)
Accounts payable	(4,333)	(4,309)	(1,655)	(5,964)
Federal and state income taxes	(1,043)	(1,043)	2,043	1,000
Accrued wages and related liabilities	(2,519)	(2,029)	(1,431)	(3,460)
Self-insurance	21	(1,302)	—	(1,302)
Accrued non income taxes	732	(376)	—	(376)
Deferred revenue	(813)	(933)	—	(933)
Other accrued expenses	4,013	2,996	—	2,996
Net cash provided by continuing operating activities	152,847	123,128	3	123,131
Investing activities:
Purchase of property, plant and equipment	(88,357)	(81,863)	—	(81,863)
Proceeds from sale of property, plant and equipment	19,308	19,301	—	19,301
Purchase of long-term investments	(469)	(469)	—	(469)
Deposits and other	(4,467)	(3,829)	—	(3,829)
Net cash used in continuing investing activities	(73,985)	(66,860)	—	(66,860)
Financing activities:				—
Cash dividends paid	(28,262)	(28,262)	—	(28,262)
Payments of debt issuance costs	(1,000)	(1,000)	—	(1,000)
Principal payments on long-term debt	(13,571)	(13,571)	—	(13,571)
Purchase of treasury stock	(70,269)	(70,269)	—	(70,269)
Proceeds from issuance of stock awards and treasury stock	13,103	13,103	—	13,103
Cash paid for net shares settled	(1,347)	(1,347)	—	(1,347)
Excess tax benefits from stock-based compensation	700	700	(3)	697
Net cash used in continuing financing activities	(100,646)	(100,646)	(3)	(100,649)
Net cash used in continuing operations	(21,784)	(44,378)	—	(44,378)
Net cash provided by operating activities of discontinued operations	—	29,719	—	29,719
Net cash used in investing activities of discontinued operations	—	(7,125)	—	(7,125)
Net cash provided by discontinued operations	—	22,594	—	22,594
Cash and equivalents at the beginning of the period	57,730	57,730	—	57,730
Cash and equivalents at the end of the period	$35,946	$35,946	$—	$35,946

Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
	2014	2013	2013	2014	2013	2013
As Reported
Net sales	$329,449	$409,715	$410,877	$340,132	$434,440	$353,877
Operating income (loss)	11,999	25,264	16,757	7,954	(47,388)	(38,490)
Net income (loss)	9,153	15,008	10,342	5,723	(55,236)	27,024

Earnings per share - Income from continuing operations
Basic	$0.33			$0.23
Diluted	$0.33			$0.23

Earnings per share - Loss from discontinued operations
Basic	$—			$(0.01)
Diluted	$—			$(0.01)

Earnings per share - Net income (loss)
Basic	$0.33	$0.53	$0.36	$0.22	$(1.97)	$0.97
Diluted	$0.33	$0.53	$0.36	$0.22	$(1.97)	$0.97

As Recast
Net sales	$329,449	$323,441	$329,555	$340,132	$343,321	$333,909
Operating income	11,999	25,511	23,526	7,954	20,202	22,967
Net income (loss)	9,153	15,008	10,342	5,723	(55,236)	27,024

Earnings per share - Income from continuing operations
Basic	$0.33	$0.53	$0.51	$0.23	$0.83	$1.03
Diluted	$0.33	$0.53	$0.50	$0.23	$0.82	$1.02

Earnings per share - Loss from discontinued operations
Basic	$—	$—	$(0.15)	$(0.01)	$(2.81)	$(0.06)
Diluted	$—	$—	$(0.14)	$(0.01)	$(2.76)	$(0.06)

Earnings per share - Net income (loss)
Basic	$0.33	$0.53	$0.37	$0.22	$(1.98)	$0.97
Diluted	$0.33	$0.53	$0.36	$0.21	$(1.94)	$0.96

Adjustments
Net sales	$—	$—	$—	$—	$—	$—
Operating income (loss)	—	(891)	(1,550)	—	(1,083)	(728)
Net income (loss)	(777)	(214)	41	458	(543)	2,757

Earnings per share - Income from continuing operations
Basic	$(0.03)	$—	$(0.03)	$0.02	$0.04	$0.03
Diluted	$(0.03)	$—	$(0.03)	$0.02	$0.04	$0.03

Earnings per share - (Loss) income from discontinued operations
Basic	$—	$—	$0.03	$—	$(0.06)	$0.07
Diluted	$—	$—	$0.03	$—	$(0.06)	$0.07

Earnings per share - Net income (loss)
Basic	$(0.03)	$(0.01)	$—	$0.02	$(0.02)	$0.10
Diluted	$(0.03)	$(0.01)	$—	$0.02	$(0.02)	$0.10

As Adjusted
Net sales	$329,449	$323,441	$329,555	$340,132	$343,321	$333,909
Operating income	11,999	24,620	21,976	7,954	19,119	22,239
Net income (loss)	8,376	14,794	10,383	6,181	(55,779)	29,781

Earnings per share - Income from continuing operations
Basic	$0.30	$0.53	$0.48	$0.25	$0.87	$1.07
Diluted	$0.30	$0.52	$0.47	$0.24	$0.86	$1.05

Earnings per share - (Loss) income from discontinued operations
Basic	$—	$—	$(0.11)	$(0.01)	$(2.87)	$0.01
Diluted	$—	$—	$(0.11)	$(0.01)	$(2.82)	$0.01

Earnings per share - Net income (loss)
Basic	$0.30	$0.53	$0.37	$0.23	$(2.00)	$1.07
Diluted	$0.30	$0.52	$0.36	$0.23	$(1.96)	$1.06

Note 15 — Subsequent Events
On May 22, 2014, the Board of Directors approved a quarterly cash dividend of $0.31 per share. The quarterly cash dividend was paid on June 16, 2014 to shareholders of record at the close of business on June 2, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Bob Evans Farms, Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 25, 2014 and April 26, 2013, and the related consolidated statements of net income, stockholders’ equity and cash flows for each of the three years in the period ended April 25, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion..
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. and subsidiaries at April 25, 2014, and April 26, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 25, 2014, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bob Evans Farms, Inc.’s internal control over financial reporting as of April 25, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated July 9, 2014, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Columbus, Ohio
July 9, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Bob Evans Farms, Inc. and subsidiaries:
We have audited Bob Evans Farms, Inc. and subsidiaries’ internal control over financial reporting as of April 25, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Bob Evan’s Farm’s, Inc.’s subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to accounting for income tax accounts and controls related to accounting for property, plant and equipment. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated July 9, 2014, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Bob Evans Farms, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of April 25, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bob Evans Farms, Inc. and subsidiaries as of April 25, 2014 and April 26, 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 25, 2014 and our report dated July 9, 2014, expressed an unqualified opinion on those financial statements.

/s/ Ernst & Young LLP
Columbus, Ohio
July 9, 2014

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
As previously disclosed in our Quarterly Report on Form 10-Q/A for the fiscal quarter ended January 25, 2013, management concluded that there was a material weakness in internal control over financial reporting related to the calculation of the impairment of assets held for sale, a complex transaction and infrequent event. During fiscal year 2014, we believe there was significant progress made in remediating this material weakness, including adherence to existing control procedures and the implementation of enhanced controls related to review and oversight of complex transactions and infrequent events as well as other critical accounting processes. Based upon the actions taken and our testing and evaluation of the effectiveness of these internal controls, we have concluded the material weakness in internal control over financial reporting related to the accounting for complex and infrequent transactions no longer existed as of April 25, 2014.
As previously disclosed in Item 9A of our Form 10-K for the year ended April 26, 2013, management concluded that there was a material weakness in internal control over financial reporting related to deferred income tax accounting. Remedial actions have been implemented to address these controls, including adherence to existing control procedures and implementation of enhanced controls related to the reconciliation of deferred income tax accounts as well as additional review and oversight controls. During the year as part of our remedial efforts we also identified errors in our current and deferred income tax accounts that led to corrections to previously reported current income tax expense and related liabilities as described below. As such Management concluded that the material weakness was broader and related to our current and deferred income tax accounts. While we believe we have made significant progress in our remediation efforts of this material weakness and have implemented the enhanced controls, we were unable to test the operating effectiveness of the revised control processes as the enhanced controls have not been in place long enough to provide sufficient assurances to support the conclusion that the material weakness has been remediated. As such management has concluded that the identified material weakness related to current and deferred income tax accounting has not been remediated as of April 25, 2014.
As previously disclosed in our Quarterly Report in Form 10-Q for the fiscal quarter ended October 25, 2013, we concluded that there was a material weakness in internal controls over financial reporting related to property, plant and equipment accounting, and more specifically timely capitalization and depreciation expense. We completed our remediation efforts and implemented enhanced controls relating to property, plant and equipment accounting, however, the revised control processes have not been in place long enough to be sufficiently tested in order to provide sufficient support of a conclusion that the material weakness has been remediated. Thus management concluded that as of April 25, 2014, there was a material weakness in internal controls over financial reporting related to property, plant and equipment accounting.
Additionally during the second and fourth quarter of fiscal 2014, in conjunction with the implementation of enhanced control procedures relating to current and deferred income taxes and property plant and equipment, we identified errors in our current and deferred income tax and property plant and equipment accounts. These errors were not material to any individual prior period; however, the correction of these errors would have been material to the current period Consolidated Statements of Net Income. Consequently, we have restated the accompanying Consolidated Balance Sheets as of April 26, 2013, Consolidated Statements of Net Income for the year ended April 26, 2013 and for the year ended April 27, 2012, Consolidated Statements of Stockholders’ Equity as of April 27, 2012 and as of April 29, 2011 and Consolidated Statements of Cash Flows for the year ended April 26, 2013 and for the year ended April 27, 2012 from amounts previously reported.
Based on our assessment, we concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K.
Our chief executive officer and chief financial officer, along with other key members of management, are active participants in these ongoing remediation processes. We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, however we have not completed all of the corrective processes and procedures for both material weaknesses.
During fiscal year 2015, we intend to complete our testing and evaluate the implementation of these new processes and procedures to ascertain whether they are effectively operating as designed to provide reasonable assurance that they will prevent or detect a material error in the financial statements.

Except as has been described above, there has been no material change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by the Annual Report on Form 10-K. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer, have concluded that:

•
information required to be disclosed by us in this Annual Report on Form 10-K and other reports that we file or submit under the Exchange Act would be accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•
information required to be disclosed by us in this Annual Report on Form 10-K and the other reports that we file or submit under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•
because of the material weaknesses related to current and deferred income tax accounting and property, plant and equipment accounting, as described herein, our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K.

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
Management assessed our internal control over financial reporting as of April 25, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management’s assessment included the evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.
Based on its assessment, management concluded that there were material weaknesses in internal controls over financial reporting related to current and deferred income tax accounting and property plant and equipment accounting. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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

/s/ Steven A. Davis	/s/ Mark E. Hood
Steven A. Davis	Mark E. Hood
Chairman and Chief Executive Officer	Chief Financial Officer
July 9, 2014

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in our definitive proxy statement relating to the 2014 annual meeting of stockholders (the “2014 Proxy Statement”), under “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “PROPOSAL 1: ELECTION OF DIRECTORS,” and “CORPORATE GOVERNANCE” under the sub-caption “Directors Serving on Boards of Other Public Companies” is incorporated herein by reference.
The information regarding our executive officers required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Supplemental Item. Executive Officers of Bob Evans Farms, Inc.”
Information concerning our Audit Committee and the determination by our Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference to the information contained in our 2014 Proxy Statement under “CORPORATE GOVERNANCE” under the subcaptions “Board Committees and Charters” and “Board Committees and Charters — Audit Committee.”
Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2014 Proxy Statement under “CORPORATE GOVERNANCE” under the sub-caption “Board Committees and Charters — Nominating and Corporate Governance Committee.”
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

Set forth below is a list of our directors, and their principal occupations, as of June 1, 2014:

Name	Principal Occupation
Larry C. Corbin	Retired; Interim Chief Executive Officer and President of Bob Evans Farms, Inc.
Steven A. Davis	Chairman of the Board and Chief Executive Officer of Bob Evans Farms, Inc.
Michael J. Gasser	Executive Chairman of the Board of Greif, Inc., a manufacturer of shipping containers and containerboard, Delaware, Ohio
Mary Kay Haben	Retired; President of North America for the Wm. Wrigley Jr. Company, a leading confectionery company Chicago, Illinois
E.W. (Bill) Ingram III	Chairman of the Board of White Castle System, Inc., a quick-service hamburger chain, Columbus, Ohio
Kathleen S. Lane	Former Executive Vice President and Chief Information Officer of TJX Companies, Inc., a specialty apparel retailer, Framingham, Massachusetts
Cheryl L. Krueger	Chief Executive Officer of Krueger & Co., a strategic business consulting company, Columbus, Ohio
G. Robert Lucas	Trustee of The Jeffrey Trusts, trusts for the descendants of Joseph A. Jeffrey, Columbus, Ohio
Eileen A. Mallesch	Retired; Senior Vice President, Chief Financial Officer of Nationwide Property & Casualty Insurance, Nationwide Insurance, Columbus, Ohio
Larry S. McWilliams	Co-CEO of Compass Marketing, a marketing consulting firm serving a broad range of leading brands and consumer products
Kevin M. Sheehan	President and Chief Executive Officer of Norwegian Cruise Line, Miami, Florida
Paul S. Williams	Partner of Major, Lindsey and Africa, a legal executive search firm, Chicago, Illinois
ITEM 11. EXECUTIVE COMPENSATION
Information regarding the compensation of our Board of Directors is incorporated by reference to the information contained in our 2014 Proxy Statement under “CORPORATE GOVERNANCE” under the sub-caption “Director Compensation for Fiscal 2014.”
Information regarding the compensation of our executive officers is incorporated by reference to the information contained in our 2014 Proxy Statement under “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT” and “EXECUTIVE COMPENSATION” (including the information appearing under the sub-captions “Summary Compensation Table for Fiscal 2014, 2013 and 2012,” “All Other Compensation Table for Fiscal 2014,” “Grants of Plan-Based Awards in Fiscal 2014,” “Outstanding Equity Awards at 2014 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2014,” “Nonqualified Deferred Compensation,” “Nonqualified Deferred Compensation Table for Fiscal 2014,” “Change in Control and Severance Program,” “Employment Agreement — Steven Davis” and “Potential Payouts upon Termination or Change-in-Control”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Certain Beneficial Owners and Management
The information required by Item 403 of Regulation S-K regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained in the 2014 Proxy Statement under “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”
Equity Compensation Plan Information
In September 2010, our stockholders approved the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”). Our stockholders further amended the 2010 Plan in August 2013 to add 2,600,000 shares to the 2010 Plan for future grants. Including these approved, but unregistered shares as of April 25,2014, there are approximately 4,100,000 shares available for grant under the 2010 Plan. Currently, the 2010 Plan is the only plan under which we may issue equity securities to our directors, officers and employees. As of April 25, 2014, a number of awards were outstanding under the 2010 Plan and our previous equity plans, including:

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
The following table shows, as of April 25, 2014, the number of shares of common stock issuable upon exercise of outstanding options, the weighted-average exercise price of those options and the number of shares of common stock remaining for future issuance under the 2010 Plan, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	77,159	(1)	$29.95	1,502,952	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	77,159		$29.95	1,502,952

(1)	Includes:

•	1,753 common shares issuable upon exercise of options granted under the 1992 Stock Option Plan;

•	22,318 common shares issuable upon exercise of options granted under the 1998 Stock Option Plan; and

•	53,088 common shares issuable upon exercise of options granted under the 2006 Plan.

(2)
Represents shares available for issuance under the 2010 Plan, including 940,495 shares that were made available for issuance under the 2010 Plan when the 1992 Stock Option Plan, 1993 LTIP, the 1998 Stock Option Plan, and the 2006 Plan were terminated, as well as shares that became available for issuance under the 2010 Plan when outstanding awards under the 1992 Stock Option Plan, 1993 LTIP, the 1998 Stock Option Plan and the 2006 Plan expired or were otherwise forfeited. Shares available for future issuance under the 2010 Plan may be granted in the form of incentive stock options, nonqualified stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights or whole shares. The Company’s practice for at least the past four years is to issue only restricted stock and restricted stock units.

In addition, as of April 25, 2014, there were 437,870 shares of restricted stock awards and restricted stock units outstanding, consisting of 13,979 shares granted under the 1993 LTIP, 63,823 shares granted under the 2006 Plan, and 360,068 shares granted under the 2010 Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the 2014 Proxy Statement under the captions “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE” under the sub-caption “Director Independence” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the 2014 Proxy Statement under “PROPOSAL [4]: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” under the captions “Preapproval of Services Performed by the Independent Registered Public Accounting Firm” and “Fees of the Independent Registered Public Accounting Firm” is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of Bob Evans Farms, Inc. and subsidiaries are filed as part of this Annual Report on Form 10-K under Item 8 hereof:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at April 25, 2014, and April 26, 2013

•	Consolidated Statements of Net Income for the fiscal years ended April 25, 2014, April 26, 2013, and April 27, 2012

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 25, 2014, April 26, 2013, and April 27, 2012

•	Consolidated Statements of Cash Flows for the fiscal years ended April 25, 2014, April 26, 2013, and April 27, 2012

•	Notes to Consolidated Financial Statements
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

BOB EVANS FARMS, INC.

July 9, 2014	By:	/s/ Mark E. Hood
Mark E. Hood Chief Financial Officer (Principal Financial Officer)

July 9, 2014	By:	/s/ Sylvester J. Johnson
Sylvester J. Johnson Senior Vice President, Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven A. Davis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	July 9, 2014
Steven A. Davis
/s/ Mark E. Hood	Chief Financial Officer (Principal Financial Officer)	July 9, 2014
Mark E. Hood
/s/ Sylvester J. Johnson	Senior Vice President, Chief Accounting Officer and Controller (Principal Financial Officer)	July 9, 2014
Sylvester J. Johnson
*		July 9, 2014
Larry C. Corbin	Director
*		July 9, 2014
Michael J. Gasser	Director
*		July 9, 2014
Mary Kay Haben	Director
*		July 9, 2014
E.W. (Bill) Ingram III	Director
*		July 9, 2014
Cheryl L. Krueger	Director
*		July 9, 2014
Kathleen S. Lane	Director
*		July 9, 2014
G. Robert Lucas	Director
*		July 9, 2014
Eileen A. Mallesch	Director
July 9, 2014
Larry S. McWilliams	Director
*		July 9, 2014
Kevin M. Sheehan	Director
*		July 9, 2014
Paul S. Williams	Director

* By Kevin C. O’Neil pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

/s/ Kevin C. O’Neil
Kevin C. O’Neil Vice President, Assoc. General Counsel and Asst. Corporate Secretary

List of Exhibits

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
3.2	Amended and Restated By-Laws of Bob Evans Farms, Inc. (Effective January 28, 2014)	Incorporated herein by reference to Exhibit 3.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed January 28, 2014 (File No. 0-1667)
4.1
$750,000,000 Revolving Credit Facility Amended and Restated Credit Agreement effective January 2, 2014 among Bob Evans Farms, LLC, as borrower; Bob Evans Farms, Inc. and its wholly-owned subsidiary, BEF Foods, Inc., as guarantors; PNC Bank, National Association, as administrative agent, and the other Lends party thereto
Incorporated herein by reference to Exhibit 4.1 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 24, 2014 filed March 4 , 2014 (File No. 0-1667)
Amended and Restated Employment Agreement
*10.1	Third Amended and Restated Employment Agreement dated July 9, 2013, with Steven A. Davis	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Form 8-K filed July 15, 2013 (File No. 0-1667)
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
*10.3	Form of Bob Evans Farms, Inc. CEO Long-Term Performance-Based Incentive Award Program Performance Share Award Agreement	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 2009 (File No. 0-1667)
Change in Control and Severance Plan
*10.4	Bob Evans Farms, Inc. Change in Control and Severance Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed November 23, 2010 (File No. 0-1667)
Director and Officer Indemnification Agreement
*10.5	Bob Evans Farms, Inc. Form of Director and Officer Indemnification Agreement	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2013 (File No. 0-1667)
Executive Confidentiality and Non-Compete Agreement
*10.6	Bob Evans Farms, Inc. Form of Executive Officer Confidentiality and Non-Compete Agreement	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2013 (File No. 0-1667)
Executive Deferral Program
*10.7	Bob Evans Farms, Inc. and Affiliates Fourth Amended and Restated Executive Deferral Program	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 2, 2010 (File No. 0-1667)
Third Amended and Restated Supplemental Executive Retirement Plan
*10.8	Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)

Exhibit Number	Description	Location
*10.9	First Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended July 24, 2009 (File No. 0-1667)
*10.10	Second Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan (effective as of August 24, 2010)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended July 30, 2010 (File No. 0-1667)
Director Medical Reimbursement Program
*10.11	Bob Evans Farms, Inc. Director Medical Reimbursement Program effective as of January 1, 2008	Incorporated herein by reference to Exhibit 10.15 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 23, 2009 (File No. 0-1667)
Executive Compensation Recoupment Policy
*10.12	Bob Evans Farms, Inc. Amended and Restated Executive Compensation Recoupment Policy	Incorporated herein by reference to Exhibit 10.12 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2013 (File No. 0-1667)
*10.13	Bob Evans Farms, Inc. Form of Executive Recoupment Policy Acknowledgement and Agreement	Incorporated herein by reference to Exhibit 10.13 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2013 (File No. 0-1667)
2010 Director Deferral Program
*10.14	Bob Evans Farms, Inc. 2010 Director Deferral Program effective May 26, 2010	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 2, 2010 (File No. 0-1667)
1992 Nonqualified Stock Option Plan
*10.15	Bob Evans Farms, Inc. 1992 Nonqualified Stock Option Plan (effective for options granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 10(j) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 24, 1992 (File No. 0-1667)
*10.16	Bob Evans Farms, Inc. First Amended and Restated 1992 Nonqualified Stock Option Plan (effective for options granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(o) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10.17	Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan (effective as of November 14, 2007)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10.18	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1992 Nonqualified Stock Option Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.11 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 23, 2009 (File No. 0-1667)
1998 Stock Option and Incentive Plan
*10.19	Bob Evans Farms, Inc. 1998 Stock Option and Incentive Plan (effective for options and other awards granted prior to May 1, 2002)	Incorporated herein by reference to Exhibit 4(f) to Bob Evans Farms, Inc.’s Registration Statement on Form S-8 filed March 22, 1999 (Registration No. 333-74829)
*10.20	Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan (effective for options and other awards granted after May 1, 2002)	Incorporated herein by reference to Exhibit 10(s) to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2002 (File No. 0-1667)
*10.21	Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.6 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)

Exhibit Number	Description	Location
*10.22	First Amendment to the Bob Evans Farms, Inc. Second Amended and Restated 1998 Stock Option and Incentive Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.12 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 23, 2009 (File No. 0-1667)
*10.23	Form of Incentive Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.23 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)
*10.24	Form of Nonqualified Stock Option Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.24 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)
*10.25	Form of Restricted Stock Award Notice and Agreement for the Bob Evans Farms, Inc. First Amended and Restated 1998 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.25 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)
*10.26	Nonqualified Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10.27	Incentive Stock Option Notice and Agreement — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10.28	Restricted Stock Award Notice and Agreement (Director) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
*10.29	Restricted Stock Award Notice and Agreement (Employee) — First Amended and Restated 1998 Stock Option and Incentive Plan (for awards on or after June 13, 2006)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 19, 2006 (File No. 0-1667)
2006 Equity and Cash Incentive Plan
*10.30	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 14, 2006 (File No. 0-1667)
*10.31	Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10.32	First Amendment to the Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.13 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 23, 2009 (File No. 0-1667)
*10.33	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Incentive Stock Option Award Agreement (For Employees —Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10.34	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Nonqualified Stock Option Award Agreement (For Employees —Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10.35	Form of Bob Evans Farms, Inc. 2006 Annual Bonus Award Agreement (For Employees)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10.36	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)

Exhibit Number	Description	Location
*10.37	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10.38	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees — General)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10.39	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10.40	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Non-Employee Directors)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10.41	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Cash Based Award Agreement (For Employees — Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K/A dated June 15, 2007 (File No. 0-1667)
2010 Equity and Cash Incentive Plan
*10.42	Bob Evans Farms, Inc. Amended and Restated 2010 Equity And Cash Incentive Plan, Amended and Restated Effective August 21, 2013	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.'s Form 8-K filed August 23, 2013 (File No. 0-1667)
*10.43	Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Other Stock-Based (Whole Share) Award Agreement (For Directors)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Form S-8 Registration Statement filed September 13, 2010 (333-169350) (File No. 0-1667)
*10.44	Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Directors)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Form S-8 Registration Statement filed September 13, 2010 (333-169350) (File No. 0-1667)
*10.45	Form of Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan Restricted Stock and Restricted Stock Unit Award Agreement (For Employees)	Incorporated herein by reference to Exhibit 10.70 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 2011 (File No. 0-1667)
*10.46	Severance Agreement and General Release dated September 17, 2013 with Harvey Brownlee	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.'s Form 8-K/A filed September 17, 2013 (File No. 0-1667)
*10.47	Severance Agreement and General Release dated October 16, 2013 with Richard Green	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.'s Form 8-K/A filed October 18, 2013 (File No. 0-1667)
21	Subsidiaries of Bob Evans Farms, Inc.	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation	**
Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase	**

Exhibit Number	Description	Location
Document
101.PRE	XBRL Taxonomy Presentation Linkbase	**
Document
101.DEF	XBRL Taxonomy Extension Definition	**
Linkbase Document

*	Denotes management contract or compensatory plan or agreement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be furnished and not filed herewith.