Form 10-Q
period 2014-07-25
BOB EVANS FARMS INC
filed 2014-08-27
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 25, 2014
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
_______________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
As of August 19, 2014, the registrant had 23,588,633 common shares outstanding.

BOB EVANS FARMS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(in thousands)
	Unaudited July 25, 2014	April 25, 2014
Assets
Current Assets
Cash and equivalents	$3,625	$7,826
Accounts receivable, net	28,846	30,688
Inventories	23,455	25,243
Deferred income taxes	18,656	18,656
Federal and state income taxes	22,106	25,824
Prepaid expenses	6,230	4,281
Current assets held for sale	5,153	2,887
Total Current Assets	108,071	115,405
Property, Plant and Equipment	1,601,263	1,587,238
Less accumulated depreciation	732,291	714,243
Net Property, Plant and Equipment	868,972	872,995
Other Assets
Deposits and other	4,821	3,442
Long-term note receivable	16,798	16,243
Long-term investments	32,930	31,972
Goodwill	19,634	19,634
Other intangible assets	3,231	3,270
Long-term assets held for sale	—	2,600
Total Other Assets	77,414	77,161
Total Assets	$1,054,457	$1,065,561
Liabilities and Stockholders’ Equity
Current Liabilities
Credit facility borrowings	$458,836	$458,898
Current portion of long-term debt	369	—
Accounts payable	28,640	29,064
Accrued property, plant and equipment purchases	6,492	5,841
Accrued non-income taxes	17,438	17,843
Accrued wages and related liabilities	19,161	21,574
Self-insurance	19,367	19,874
Deferred revenue	11,736	12,967
Other accrued expenses	29,991	33,024
Total Current Liabilities	592,030	599,085
Long-Term Liabilities
Deferred compensation	40,737	35,731
Federal and state income taxes	4,856	4,959
Deferred income taxes	32,829	32,829
Deferred rent and other	6,522	6,534
Long-term debt	3,404	835
Total Long-Term Liabilities	88,348	80,888
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000 shares; issued 42,638 shares at July 25, 2014, and April 25, 2014	426	426
Capital in excess of par value	221,598	225,562
Retained earnings	841,222	849,619
Treasury stock, 19,050 shares at July 25, 2014, and 19,175 shares at April 25, 2014, at cost	(689,167)	(690,019)
Total Stockholders’ Equity	374,079	385,588
Total Liabilities and Stockholders’ Equity	$1,054,457	$1,065,561
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended
	July 25, 2014	July 26, 2013
		(as adjusted)
Net Sales	$326,341	$329,449
Cost of sales	113,463	106,641
Operating wage and fringe benefit expenses	104,228	102,847
Other operating expenses	49,508	48,847
Selling, general and administrative expenses	38,847	33,276
Depreciation and amortization expense	19,973	17,230
Impairment of assets held for sale	258	8,609
Operating Income	64	11,999
Net interest expense (income)	1,616	(156)
(Loss) Income Before Income Taxes	(1,552)	12,155
(Benefit) Provision for income taxes	(536)	3,779
Net (Loss) Income	$(1,016)	$8,376

Earnings Per Share—Net (Loss) Income
Basic	$(0.04)	$0.30
Diluted	$(0.04)	$0.30

Cash Dividends Paid Per Share	$0.310	$0.275

Weighted Average Shares Outstanding
Basic	23,535	27,560
Dilutive shares	—	357
Diluted	23,535	27,917
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(in thousands)
	Three Months Ended
	July 25, 2014	July 26, 2013
		(as adjusted)
Operating activities:
Net (loss) income	$(1,016)	$8,376
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,973	17,230
Impairment of assets held for sale	258	8,609
Loss on disposal/impairment of held and used fixed assets	1,180	1,273
(Gain) loss on long-term investments	(958)	482
Deferred compensation	1,062	(343)
Compensation expense attributable to stock plans	850	1,630
Accretion on long-term note receivable	(445)	(662)
Amortization of deferred financing costs	147	65
Cash provided by (used for) assets and liabilities:
Accounts receivable	1,842	(394)
Inventories	1,788	(483)
Prepaid expenses	(1,949)	(895)
Accounts payable	(423)	256
Federal and state income taxes	3,615	18,562
Accrued wages and related liabilities	(2,413)	(7,024)
Self-insurance	(507)	585
Accrued non-income taxes	(405)	1,558
Deferred revenue	(1,231)	(1,113)
Other assets and liabilities	(2,055)	318
Net cash provided by operating activities	19,313	48,030
Investing activities:
Purchase of property, plant and equipment	(16,702)	(53,292)
Proceeds from sale of property, plant and equipment	338	610
Deposits and other	(243)	165
Net cash used in investing activities	(16,607)	(52,517)
Financing activities:
Cash dividends paid	(7,278)	(7,547)
Net (decrease) increase in credit facility	(62)	13,244
Proceeds from long-term debt	2,933	—
Payments of debt issuance costs	(1,279)	—
Purchase of treasury stock	—	(6,940)
Proceeds from issuance of stock awards and treasury stock	197	3,454
Cash paid for net shares settled	(1,675)	(2,116)
Excess tax benefits from stock-based compensation	257	1,481
Net cash (used in) provided by financing activities	(6,907)	1,576
Decrease in cash and equivalents	(4,201)	(2,911)
Cash and equivalents at the beginning of the period	7,826	9,010
Cash and equivalents at the end of the period	$3,625	$6,099
The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. Summary of Significant Accounting Policies
Unaudited Consolidated Financial Statements: The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by U.S. generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. No significant changes have occurred in the financial disclosures made in our Form 10-K for the fiscal year ended April 25, 2014 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements). Throughout the Unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements, dollars are in thousands, except per share amounts.
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
In the Bob Evans Restaurants segment, we engage in promotional programs that include email, direct mail, customer bounce-back offerings and specific platforms like, "Kids Eat Free." Costs associated with these programs are classified as a reduction of net sales in the period in which the sale occurs.
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
Notes Receivable: As a result of the sale of Mimi’s Café to Le Duff America, Inc. ("Le Duff"), we received a Promissory Note for $30,000. The Note has an annual interest rate of 1.5% and a term of seven years. The principal and interest are payable in full at maturity. Partial prepayments are required prior to maturity if the buyer reaches certain levels of EBITDA during specified periods, or upon a sale or liquidation. The buyer covenanted to and did provide funding of at least $10,000 through the initial 18-months after closing. To the extent of such capital being funded but not repaid, we agreed to subordinate our right to repayment under the Note until the buyer has first received a repayment of its funding. Our right to repayment under the Note is subordinated to third-party lenders. The Note is valued using a discounted cash flow model. We used our weighted-average cost of capital as the discount rate to value the Promissory Note from Le Duff, which we deem to be a Level 3 input under the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820. See Note 5 for more information.
Inventories:    We value our Bob Evans Restaurants inventories at the lower of first-in, first-out cost (“FIFO”) or market and our BEF Foods inventories are determined on an average cost method which approximates a FIFO basis due to the perishable nature of our inventory. Inventory includes raw materials and supplies ($14,858 at July 25, 2014, and $16,163 at April 25, 2014) and finished goods ($8,597 at July 25, 2014, and $9,080 at April 25, 2014).
Property, Plant and Equipment: Property, plant and equipment are recorded at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to fiscal 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (10 to 50 years) and machinery and equipment (3 to 30 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the initial lease terms.
During the three month period ending July 25, 2014, we reassessed our overall long-range capital plan and revised the anticipated timing for future store remodel initiatives. It is now anticipated that assets capitalized under the Farm Fresh Refresh remodeling program will have an estimated total life of ten years, rather than seven years and accordingly useful lives for those affected assets were modified. The change in useful life estimate for these assets resulted in an $807 reduction of depreciation expense for the quarter. Net of tax, the change impacted net income by $586, and basic earnings per share by $0.02.
During the three months ended July 25, 2014, and July 26, 2013, we capitalized internal labor costs of $906 and $1,028, respectively, which primarily related to the development of our new enterprise resource planning ("ERP") system.
We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair values of the assets. See Note 5 for further information.
Goodwill and Other Intangible Assets: Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $19,634 as of July 25, 2014, and April 25, 2014. Other intangible assets were $3,231 and $3,270 as of July 25, 2014, and April 25, 2014, respectively. The goodwill and intangible assets are related to the BEF Foods segment. Of the $3,231 of intangible assets, $2,761 represents indefinite-lived trademark assets that are not subject to amortization and $470 represents definite-lived non-compete agreements that are amortized on a straight-line basis over the estimated economic life of five years. Goodwill and trademark intangible assets are tested for impairment during the fourth quarter each year or on a more frequent basis when indicators of impairment exist.
Earnings Per Share: Basic earnings-per-share computations are based on the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings-per-share calculations reflect the assumed exercise and conversion of outstanding employee stock options.
The numerator in calculating both basic and diluted earnings per share for each period is reported net (loss) income. The denominator is based on the weighted-average number of common shares outstanding.
The number of dilutive shares outstanding at July 25, 2014, that were not included in the computation of dilutive earnings per share, because to do so would have been antidilutive, was 141,980 shares for the three months ended July 25, 2014.
Stock-Based Compensation: We account for stock-based compensation in accordance with ASC 718. Accordingly, stock-based compensation awards are measured on the fair value of the award on the grant date and are recognized over the vesting period of the award on a straight-line basis with the exception of compensation cost related to awards for retirement eligible employees, which are recognized immediately upon grant.
Other Compensation Plans:   We have a defined contribution plan (401(k)) that is available to substantially all employees who have at least 1,000 hours of service. We also have nonqualified deferred compensation plans, the Bob Evans Executive Deferral Plan (“BEEDP”) and Bob Evans Directors’ Deferral Plan (“BEDDP”), which provides certain executives and Board of Directors members, respectively, the opportunity to defer a portion of their current income to future years. Our annual matching contributions to the plans are at the discretion of our Board of Directors. The Supplemental Executive Retirement Plan (“SERP”) provides awards in the form of nonqualified deferred cash compensation.
Reporting Segments: We have two business segments: Bob Evans Restaurants and BEF Foods. See Note 9 for detailed segment information.
The revenues from these two segments include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements. Operating income represents earnings before interest and income taxes.
Long-term Investments: Long-term investments include assets held under certain deferred compensation arrangements, which primarily represent the cash surrender value of company-owned life insurance policies. Purchases of company-owned life insurance policies are recorded as investing activities within the Statements of Cash Flows. Long term investments totaled $32,930 and $31,972 as of July 25, 2014, and April 25, 2014, respectively. Change in the cash surrender value for these investments is reflected within the “Selling, general and administrative expenses” line (“S,G&A”) in the Consolidated Statements of Operations, and resulted in a gain, net of fees, of $958 in the three months ended July 25, 2014, as compared to a loss of $482 in the three months ended July 26, 2013.
Financial Instruments: The fair value of our financial instruments (other than an interest-free loan recorded in long-term debt) approximate their carrying values at July 25, 2014. See Note 5. We do not use derivative financial instruments for speculative purposes.

Commitments and Contingencies: We rent certain restaurant facilities under operating leases having initial terms that primarily expire 20 years from inception. The leases typically contain renewal clauses of 5 to 30 years exercisable at our option. Most leases contain either fixed or inflation-adjusted escalation clauses.
We occasionally use purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items.
We are self-insured for most casualty losses and employee health-care claims up to certain stop-loss limits per claim. We have accounted for liabilities of casualty losses, including both reported claims and incurred but not reported claims, based on information provided by independent actuaries. We have accounted for our employee health-care claims liability through a review of incurred and paid claims history. We do not believe that our calculation of casualty losses and employee health-care claims liabilities would change materially under different conditions and/or different methods. However, due to the inherent volatility of actuarially determined casualty losses and employee health-care claims, it is reasonably possible that we could experience changes in estimated losses, which could be material to quarterly net (loss) income.
We are from time-to-time involved in ordinary and routine litigation, typically involving claims from customers, employees and others related to operational issues common to the restaurant and food manufacturing industries. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations. See Note 8 for further information.
Reclassification: In order to conform to our current period presentation, we reclassified $2,136 of carryout supplies expense incurred in the three months ended July 26, 2013 from the operating expenses line to the cost of sales line on the Consolidated Statements of Operations. We believe that carryout supplies are better classified as a cost of sales expense rather than an other operating expense. Such reclassifications had no impact on reported net (loss) income.
In order to conform to our current period presentation, we reclassified $2,755 of accrued promotional incentives sales deductions for the year ended April 25, 2014, from the other accrued expenses line to the accounts receivable line on the Consolidated Balance Sheets . We believe that these deductions are better classified in accounts receivable as they are reductions in what is owed to the Company from its customers.
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
In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued new joint guidance surrounding revenue recognition. Under U.S. generally accepted accounting principles ("US GAAP"), this guidance is being introduced to the ASC as Topic 606, Revenue from Contracts with Customers ("Topic 606"), by Accounting Standards Update No. 2014-09 ("ASU 2014-09"). The new standard supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a "full retrospective" adoption or a "modified retrospective" adoption. The standard is effective for us in the fourth quarter of fiscal 2017. We are currently evaluating which method we will use and the revenue recognition impact this guidance will have once implemented.
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
2. Debt
On January 2, 2014, we entered into a $750,000 Revolving Credit Facility Amended and Restated Credit Agreement (“credit agreement”). The credit agreement represents a syndicated secured revolving credit facility under which up to $750,000 will be available, with a letter of credit sub-facility of $50,000, and an accordion option to increase the revolving credit commitment to $1,050,000. It is secured by the stock pledges of certain material subsidiaries. This agreement replaced our existing variable-rate revolving credit facility. Borrowings under the credit agreement bear interest, at Borrower’s option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 0.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.50%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.00%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. We incurred financing costs of $2,064 associated with this refinancing, which along with previous unamortized debt financing costs of $760 are being amortized over five years.
On July 23, 2014, we entered into a First Amendment to the Credit Agreement. The terms of the credit agreement that were amended related to: (a) an increase to the Maximum Leverage Ratio for the period starting July 25, 2014, through July 22, 2016, (b) certain restricted payment requirements related to share repurchases and (c) an update to the Pricing Grid, which determines variable pricing and fees, to reflect changes in the allowable maximum leverage ratio. We incurred financing costs of $1,279 associated with this amendment, which are being amortized over 24 months using the straight line method, which approximates the effective interest method.
Our credit agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our credit agreement contains financial covenants that require us to maintain a specified minimum coverage ratio and maximum leverage ratio at July 25, 2014, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.50 to 1.00. As of July 25, 2014, our coverage ratio was 20.89, and our leverage ratio was 3.69, as defined in our credit agreement. A breach of any of these covenants could result in a default under our credit agreement, in which all amounts under our credit agreement may become immediately due and payable, and all commitments under our credit agreement to extend further credit may be terminated. There were no covenant violations during the three months ended July 25, 2014.
Our effective interest rate for the credit agreement was 1.66% and 1.47% for the three months ended July 25, 2014, and July 26, 2013, respectively. Of our total letter of credit sub-facility, $11,024 was used for certain stand-by letters of credit at July 25, 2014. The credit agreement has a maturity date of January 1, 2019.
As of July 25, 2014, we had $458,836 outstanding on the credit agreement. The primary purposes of the credit agreement are for trade and stand-by letters of credit in the ordinary course of business as well as working capital, refinancing of existing indebtedness, if any, capital expenditures, joint ventures and acquisitions, stock repurchases and other general corporate purposes. A one percent increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $4,652 assuming the $458,836 outstanding at the end of the first quarter of fiscal 2015 was outstanding for the entire year.
In the three months ended July 25, 2014, we obtained a $3,000 Research and Development Investment Loan ("R&D Loan") from the State of Ohio. The R&D Loan has a term of seven years, a variable interest rate as low as 2.00% and certain available tax incentives provided we meet certain requirements related to headcount, wages and capital expenditures. The R&D Loan was used to defray the purchase cost of machinery and equipment for our test kitchen.
3. Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was 34.5% for the three months ended July 25, 2014, as compared to 31.1% for the corresponding period a year ago. The higher tax rate for the three months ended July 25, 2014, was driven by the net impact of the expiration of the Work Opportunity Tax Credit on December 31, 2013, the increased deduction for domestic production activities and discrete items in the first quarter of fiscal 2015 related to stock compensation and uncertain tax positions.
4. Restructuring and Severance Charges
We recorded pretax restructuring and severance charges totaling $950 and $866 for the three months ended July 25, 2014, and July 26, 2013, respectively. These costs, reflected in S,G&A, relate to organizational realignments and closures of production facilities.
In the fourth quarter of fiscal 2014, we implemented a strategic realignment and reduction of personnel at Bob Evans Restaurants, BEF Foods and at our corporate office as part of our comprehensive plan to reduce S,G&A expenses. Costs incurred at the corporate office are allocated to the Bob Evans Restaurants and BEF Foods reporting segments.

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
As of July 25, 2014, we anticipate that we will incur and pay an additional $130 related to restructuring and severance charges incurred in BEF Foods segment, primarily in the remainder of fiscal 2015. These additional severance charges will be recognized based on completion of required service.
The components of the restructuring and severance charges are summarized below by reporting segment for the three months ended July 25, 2014, and July 26, 2013:

	Bob Evans Restaurants	BEF Foods	Total
Balance, April 25, 2014	$486	$741	$1,227
Restructuring and severance charges incurred	285	665	950
Amounts paid	(236)	(493)	(729)
Balance, July 25, 2014	$535	$913	$1,448

	Bob Evans Restaurants	BEF Foods	Total
Balance, April 26, 2013	$1,260	$2,560	$3,820
Restructuring and severance charges incurred	—	1,001	1,001
Adjustments	(135)	—	(135)
Amounts paid	(1,125)	(560)	(1,685)
Balance, July 26, 2013	$—	$3,001	$3,001
5. Fair Value Measurements
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

•	Level 3 inputs are unobservable inputs.
The following tables present financial assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

	July 25, 2014
	Total	Level 1	Level 2	Level 3
Assets
Cash and equivalents (1)	$3,625	$3,625	$—	$—
Short-term note receivable (2)	18	—	18	—
Long-term note receivable (3)	16,798	—	221	16,577
	$20,441	$3,625	$239	$16,577
Liabilities (4)
Long-term debt (5)	$840	$—	$840	$—

	April 25, 2014
	Total	Level 1	Level 2	Level 3
Assets
Cash and equivalents (1)	$7,826	$7,826	$—	$—
Short-term note receivable (2)	18	—	18	—
Long-term note receivable (3)	16,243	—	225	16,018
	$24,087	$7,826	$243	$16,018
Liabilities (4)
Long-term debt (5)	$835	$—	$835	$—

(1)	Cash and equivalents primarily represent cash deposits as well as credit card receivables that generally settle in less than three days.

(2)	Short-term note receivable is the current portion of a note receivable from the sale of land with an interest rate of seven percent.

(3)
Long-term note receivable includes a note receivable from the sale of land with an interest rate of seven percent (Level 2), and a promissory note from SWH Mimi’s Café Holding Company, LLC that is valued using a discounted cash flow model (Level 3).

(4)
The liabilities section excludes our revolving credit facility, recorded as a current liability on our Consolidated Balance Sheets, and our R&D Loan, recorded primarily as a long-term liability on our Consolidated Balance Sheets. Carrying value of these items approximates fair value.

(5)	The fair value of our interest-free long-term debt is based on the current interest rates offered for similar instruments.

The following table presents the activity related to level 3 fair value measurements for the periods presented (amounts in thousands):

July 25, 2014
Long-term note receivable
Carrying value at the beginning of the period	$16,018
Plus:
Accretion (1)	445
Interest, net realized/unrealized gains (1)	114
Carrying value at the end of the period	$16,577

April 25, 2014
Long-term note receivable
Carrying value at the beginning of the period	$13,570
Plus:
Accretion (1)	1,918
Interest, net realized/unrealized gains (1)	530
Carrying value at the end of the period	$16,018

(1)	Reflected in the “Net interest expense (income)” line in the Consolidated Statements of Operations.
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
We evaluate the carrying amount of long-lived assets held and used in the business periodically and when events and circumstances warrant such a review to ascertain if any assets have been impaired. We also perform a semi-annual impairment analysis in the first and third quarters for long-lived assets associated with underperforming stores that have been open more than two years. A long-lived asset group is considered impaired when the carrying value of the asset group exceeds its fair value. The impairment loss recognized is the excess of carrying value above its fair value. The estimation of fair value requires significant estimates of factors that include future restaurant performance and real estate appraisals. To estimate fair value for locations where we own the land and building, we obtain quoted appraisals from third party real estate valuation firms. We use discounted future cash flows to estimate fair value for leased locations. Our weighted average cost of capital is used as the discount rate in our fair value measurements for leased locations, which is considered a Level 3 measurement. A reasonable change in this discount rate would not have a significant impact on these fair value measurements.
In the three months ended July 25, 2014, we incurred noncash asset impairment losses of $1,319 in the Bob Evans Restaurant segment, a result of adverse performance in the first quarter and a reassessment of expected future cash flows and fair value at five restaurant locations. These impairment losses are recorded in the S,G&A line on the Consolidated Statements of Operations. An additional $258 noncash asset impairment loss was recorded in the Bob Evans Restaurants segment on the "Impairment of assets held for sale" line on the Consolidated Statements of Operations. This charge related to one nonoperating location.
In the three months ended July 26, 2013, we recorded pretax noncash impairment charges in the Bob Evans Restaurants reporting segment of $1,180 on one operating property. The charge was recorded in the SG&A line in the Consolidated Statements of Operations. We also recorded pretax noncash assets held for sale impairment charges in the Bob Evans Restaurants reporting segment of $8,609, the result of a purchase agreement to sell 29 nonoperating properties for less than carrying value. These impairment charges are included in the “Impairment of assets held for sale” line in the Consolidated Statements of Operations. We closed on the sale of 28 of the 29 nonoperating properties in the prior year. The remaining property was moved out of held for sale assets during the fourth quarter of fiscal 2014 and we resumed depreciation for this location.
The following table represents noncash asset impairment charges for those assets remeasured to fair value on a non-recurring basis during the three months ended July 25, 2014, and July 26, 2013 (in thousands):

	Three Months Ended
	July 25, 2014		July 26, 2013
Bob Evans Restaurants
Assets held for use	$1,319	(1)	$1,180	(2)
Assets held for sale	258	(3)	8,609	(4)
(1)    $1,319 relates to impairment of five operating locations
(2)    $1,180 relates to impairment of one operating location
(3)    $258 relates to impairment of one nonoperating location
(4)    $8,609 relates to impairment of 29 nonoperating locations, of which one location is no longer classified as held for sale

To be consistent with current period presentation, we have reclassified the assets for three Bob Evans Restaurants nonoperating locations and the Richardson plant to the “Long-term assets held for sale” line in the Consolidated Balance Sheets as of April 25, 2014.
6. Stock-Based Compensation
At July 25, 2014, there were awards outstanding under the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”), as well as previous equity plans adopted in 2006, 1998 and 1992. The types of awards that may be granted under the 2010 Plan include: stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), cash incentive awards, performance shares, performance units, and other awards. We granted approximately 14,000 and 106,000 RSAs and RSUs under the 2010 Plan in the three months ended July 25, 2014, and July 26, 2013, respectively.
Stock-based compensation expense, included primarily within the S,G&A line on the Consolidated Statements of Operations, was $850 and $1,630 for the three months ended July 25, 2014, and July 26, 2013, respectively.
7. Other Compensation Plans

We have a defined contribution plan (401(k)) that is available to substantially all employees who have at least 1,000 hours of service. We also have nonqualified deferred compensation plans, the BEEDP and BEDDP, which provides certain executives and Board of Directors members, respectively, the opportunity to defer a portion of their current income to future years. A third party manages the investments of employee and Board of Directors deferrals. Expenses related to investment results of these deferrals totaled $772 for the three months ended July 25, 2014, and were immaterial in the three months ended July 26, 2013, and are recorded within S,G&A on the Consolidated Statements of Operations.

The SERP provides awards in the form of nonqualified deferred cash compensation. Our expense related to cash contributions to the SERP was $371 and $158 for the three months ended July 25, 2014, and July 26, 2013, respectively, and was recorded within S,G&A on the Consolidated Statements of Operations.
8. Commitments and Contingencies
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
9. Reporting Segments
Information on our reporting segments is summarized as follows (in thousands):

	Three Months Ended
	Jul 25, 2014	Jul 26, 2013
Sales:
Bob Evans Restaurants	$240,151	$244,551
BEF Foods	90,796	88,180
Intersegment net sales of food products	(4,606)	(3,282)
Subtotal of BEF Foods	86,190	84,898
Total	$326,341	$329,449
Operating income (loss):
Bob Evans Restaurants	$1,715	$6,482
BEF Foods	(1,651)	5,517
Total	$64	$11,999
10. Supplemental Cash Flow Information
Cash paid for income taxes and interest for the three months ended July 25, 2014, and July 26, 2013, is summarized as follows:

	(in thousands)
	Three Months Ended
	July 25, 2014	July 26, 2013
Income taxes paid	$723	$137
Income taxes refunded	$(5,132)	$(16,200)
Income taxes (refunded) paid, net	$(4,409)	$(16,063)

Interest paid	$2,009	$832
11. Subsequent Events
On August 20, 2014, the Board of Directors approved a quarterly cash dividend of $0.310 per share, payable on September 22, 2014, to shareholders of record at the close of business on September 8, 2014.
On August 20, 2014, the Board of Directors increased the authorization for the current stock repurchase plan to $150,000 and extended the authorization period through fiscal 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General Overview
In our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “Company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. The following terms used herein are registered trademarks or service marks of Bob Evans: Bob Evans®, Bob Evans Restaurants®, Bob Evans Special Touch®, Best Brand BuildersSM, Farm Fresh®, Kettle Creations® and Owens®. We may use other trademarks or service marks in this document.
As of July 25, 2014, we owned and operated 562 Bob Evans Restaurants in 19 states. Bob Evans Restaurants are primarily located in the Midwest, Mid-Atlantic and Southeast regions of the United States. Revenue in the Bob Evans Restaurants segment is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption.
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
This MD&A and other written or oral statements that we make from time to time may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this MD&A that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended April 25, 2014, under the heading “Item 1A. Risk Factors,” and as supplemented in our other filings with the Securities and Exchange Commission. We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made. Any further disclosures we make in our filings with the Securities and Exchange Commission should also be consulted.
Three Months Ended July 25, 2014 as Compared to Three Months Ended July 26, 2013
The following tables reflect data for the three months ended July 25, 2014, compared to the prior year’s three months ended July 26, 2013. The consolidated information is derived from the accompanying Consolidated Statements of Operations. The table also includes data for our two segments – Bob Evans Restaurants and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Consolidated Results
(in thousands)	Q1 2015		Q1 2014
	$	%	$	%
Net sales	$326,341		$329,449
Cost of sales	113,463	34.8%	106,641	32.4%
Operating wages and fringe benefit expenses	104,228	31.9%	102,847	31.2%
Other operating expenses	49,508	15.2%	48,847	14.8%
Selling, general and administrative expenses	38,847	11.9%	33,276	10.1%
Depreciation and amortization expense	19,973	6.1%	17,230	5.2%
Impairment of assets held for sale	258	0.1%	8,609	2.6%
Operating (loss) income	$64	—%	$11,999	3.6%

	Bob Evans Restaurants				BEF Foods
(in thousands)	Q1 2015		Q1 2014		Q1 2015		Q1 2014
	$	%	$	%	$	%	$	%
Net sales	$240,151		$244,551		$86,190		$84,898
Cost of sales	63,211	26.3%	62,653	25.6%	50,252	58.3%	43,988	51.8%
Operating wages and fringe benefit expenses	94,639	39.4%	93,221	38.1%	9,589	11.1%	9,626	11.3%
Other operating expenses	42,505	17.7%	41,313	16.9%	7,003	8.1%	7,534	8.9%
Selling, general and administrative expenses	22,482	9.4%	18,082	7.4%	16,365	19.0%	15,194	17.9%
Depreciation and amortization expense	15,341	6.4%	14,191	5.8%	4,632	5.4%	3,039	3.6%
Impairment of assets held for sale	258	0.1%	8,609	3.5%	—	—%	—	—%
Operating income (loss)	$1,715	0.7%	$6,482	2.7%	$(1,651)	(1.9)%	$5,517	6.5%
Sales
Consolidated net sales decreased 0.9% to $326.3 million for the three months ended July 25, 2014, compared to $329.4 million in the corresponding period last year. The net sales decrease was comprised of an increase of $1.3 million in BEF Foods segments’ net sales, offset by a decrease of $4.4 million in Bob Evans Restaurants.
Bob Evans Restaurants’ net sales decreased $4.4 million, a 1.8% decrease, for the three months ended July 25, 2014, compared to the corresponding period last year. The decrease in net sales in the three months ended July 25, 2014, was primarily the result of a decline in same-store sales of 2.0%, which was driven by lower customer traffic, partially offset by higher sales per customer and by a net two additional open restaurants as compared to the prior year.
Same-store sales computations for a given period are based on net sales of restaurants that are open for at least 18 months prior to the start of that period. Net sales of restaurants to be rebuilt are excluded for all periods in the same-store sales computation when construction of the replacement building commences. With the exception of closed restaurant days for restaurants included in the Farm Fresh Refresh remodel initiative, which are included in the same-store sales base, net sales of closed restaurants are excluded from the same-store sales computation in the period in which the restaurants are closed.
The following chart summarizes the restaurant openings and closings during the last five quarters for Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2015
1st quarter	561	1	—	562
Fiscal 2014
1st quarter	560	1	1	560
2nd quarter	560	1	—	561
3rd quarter	561	1	—	562
4th quarter	562	1	2	561
The BEF Foods segment sales increased by $1.3 million, or 1.5%, in the three months ended July 25, 2014, compared to the corresponding period last year. The increase in sales was primarily due to pricing increases implemented to offset higher sow costs as compared to the prior year. These pricing increases were partially offset by a 6.1% reduction in overall volumes, primarily the result of an 18.9% decline in sausage sales. Adjusting for net sales in the prior year at the Company’s Irvine, California, production facility (sold during the second quarter of fiscal 2014), net sales would have increased approximately 5.0%. Adjusting for the volume of pounds sold in the prior year at this production facility, volume would have been flat for the quarter.
Cost of Sales
Consolidated cost of sales (cost of materials) was $113.5 million, or 34.8% of net sales, in the three months ended July 25, 2014, compared to $106.6 million, or 32.4% of net sales, in the corresponding period a year ago. The 240 basis points ("bps") increase in the cost of sales ratio was driven by a 50 bps increase in Bob Evans Restaurants and a 190 bps increase in BEF Foods.
Bob Evans Restaurants’ cost of sales, predominantly food costs, was $63.2 million, or 26.3% of net sales, for the three months ended July 25, 2014, compared to $62.7 million, or 25.6% of net sales, in the corresponding period a year ago. The increase in cost of sales as a percentage of net sales was primarily due to increased discount activity and commodity cost increases. The commodity cost increases were driven by sausage and other pork items.
BEF Foods’ cost of sales was $50.3 million, or 58.3% of net sales, in the three months ended July 25, 2014, compared to $44.0 million, or 51.8% of net sales, in the corresponding period a year ago. The increase as a percentage of sales was due primarily to a $6.7 million increase in incremental sausage material costs. Sow costs averaged $87.87 per hundredweight, in the three months ended July 25, 2014, compared to $63.24 per hundredweight, in the corresponding period last year. Plant inefficiencies at our Sulphur Springs, Texas, and Lima, Ohio, facilities resulted in lower yield and increased spoilage, which also contributed to the higher cost of sales ratio. These higher costs were partially offset by higher pricing and a reduction in trade spending.
Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses (“operating wages”) were $104.2 million, or 31.9% of net sales, in the three months ended July 25, 2014, compared to $102.8 million, or 31.2% of net sales, in the corresponding period last year. The 70 bps increase in the operating wages ratio was driven by a 120 bps increase from Bob Evans Restaurants, offset by a 50 bps decrease from BEF Foods.
Bob Evans Restaurants’ operating wages were $94.6 million, or 39.4% of net sales, in the three months ended July 25, 2014, compared to $93.2 million or 38.1% of net sales, in the corresponding period last year. Operating wages were higher as compared to the corresponding period last year primarily due to increased costs related to our self-insurance coverage.
In BEF Foods, operating wages were $9.6 million, or 11.1% of net sales, for the three months ended July 25, 2014, compared to $9.6 million, or 11.3% of net sales, in the corresponding period last year. Operating wages were relatively flat as headcount reductions from our closed Richardson, Texas, Bidwell and Springfield, Ohio, locations were offset by staffing increases at our Sulphur Springs, Texas, and Lima, Ohio, plants.
Other Operating Expenses
Consolidated other operating expenses were $49.5 million, or 15.2% of net sales, for the three months ended July 25, 2014, compared to $48.8 million, or 14.8% of net sales, in the corresponding period last year. The 40 bps increase in the other operating expenses ratio was driven by a 70 bps increase from Bob Evans Restaurants, offset by a 30 bps decrease from BEF Foods. Approximately 86% of other operating expenses in the three months ended July 25, 2014, occurred in Bob Evans Restaurants. The most significant components of other operating expenses were utilities, restaurant advertising, restaurant supplies, repairs and maintenance, non-income based taxes and credit/debit/gift card processing fees.
Bob Evans Restaurants’ other operating expenses were $42.5 million, or 17.7% of net sales, for the three months ended July 25, 2014, compared to $41.3 million, or 16.9% of net sales, in the corresponding period last year. The increase in other operating expenses is primarily due to a $1.7 million increase in advertising costs and a $0.8 million increase in repairs and maintenance costs offset by a $1.0 million decrease in preopening expenses associated with our Farm Fresh Refresh remodeling program which was completed in fiscal 2014.
BEF Foods’ other operating expenses were $7.0 million, or 8.1% of net sales, for the three months ended July 25, 2014, compared to $7.5 million, or 8.9% of net sales, in the corresponding period last year. The slight decrease in the other operating expenses is partially due to a decrease in general insurance premiums.
Selling, General and Administrative Expenses (“S,G&A”)
Consolidated S,G&A expenses were $38.8 million, or 11.9% of net sales, for the three months ended July 25, 2014, compared to $33.3 million, or 10.1% of net sales, in the corresponding period last year. The 180 bps increase in the SG&A ratio was driven by a 120 bps increase from Bob Evans Restaurants and a 60 bps increase from BEF Foods. The most significant components of consolidated S,G&A expenses were non-restaurant wages and fringe benefits, transportation costs, costs related to shareholder activism and the strengthening the Company's internal processes and controls over financial reporting, impairment and severance costs.
Bob Evans Restaurants’ S,G&A expenses were $22.5 million, or 9.4% of net sales, for the three months ended July 25, 2014, compared to $18.1 million, or 7.4% of net sales, in the corresponding period last year. The increase in SG&A expenses as a percent of net sales is primarily due to $3.5 million of allocated professional fees, which includes legal fees, costs related to shareholder activism and strengthening the Company’s internal processes and controls over financial reporting and other professional fees.

BEF Foods’ S,G&A expenses were $16.4 million, or 19.0% of net sales, for the three months ended July 25, 2014, compared to $15.2 million, or 17.9% of net sales, in the corresponding period last year. The increase in SG&A expenses is due primarily to $1.1 million of allocated professional fees, which includes legal fees, costs related to shareholder activism and strengthening the Company’s internal processes and controls over financial reporting and other professional fees.
Depreciation and Amortization
Consolidated depreciation and amortization expenses (“D&A”) were $20.0 million, or 6.1% of net sales, for the three months ended July 25, 2014, compared to $17.2 million, or 5.2% of net sales, in the corresponding period last year. The 90 bps increase in the D&A ratio was driven by a 50 bps increase from Bob Evans Restaurants and a 40 bps increase from BEF Foods.
Bob Evans Restaurants’ D&A expenses were $15.3 million, or 6.4% of net sales, for the three months ended July 25, 2014, compared to $14.2 million, or 5.8% of net sales, in the corresponding period last year. The increase in D&A expense is primarily the result of our Farm Fresh Refresh remodeling initiative. We expect to open up to eight new restaurants in fiscal 2015. We opened one new restaurant in the first quarter and expect to open five and two restaurants in the third and fourth quarters, respectively.
BEF Foods’ D&A expenses were $4.6 million, or 5.4% of net sales, for the three months ended July 25, 2014, compared to $3.0 million, or 3.6% of net sales, in the corresponding period last year. The increase in D&A ratio is primarily the result of an increase in depreciable assets related to our Lima, Ohio, and Sulphur Springs, Texas, plant expansions, which were completed in the prior year.
Impairment of Assets Held for Sale
We assess the carrying value of our goodwill, other intangible assets and long-lived assets whenever circumstances indicate that a decline in value may have occurred.
We recorded an impairment charge on assets classified as held for sale of $0.3 million for the three months ended July 25, 2014, compared to $8.6 million in the corresponding period last year. The impairment charge in the current year was recorded on one nonoperating property when its fair value was determined to be lower than its carrying value.
The impairment charge in the prior year was a result of signing an agreement to sell 29 nonoperating properties, whose carrying value exceeded their fair value of $3.4 million (the selling price less estimated selling costs). The sale of 28 of these properties was completed in fiscal 2014 and the remaining property is no longer classified as held for sale on the Consolidated Balance Sheets.
Interest
Net interest expense for the three months ended July 25, 2014, compared to the corresponding period last year was as follows:

	Three Months Ended
(in thousands)	July 25, 2014	July 26, 2013
Gross interest expense:
Fixed-rate debt	$164	$65
Variable-rate debt	2,078	839
Capitalized interest	(57)	(210)
Total interest expense	2,185	694
Gross interest income:
Accretion	(445)	(662)
Other	(124)	(188)
Total interest income	(569)	(850)
Net interest expense (income)	$1,616	$(156)
At July 25, 2014, $458.8 million was outstanding on our revolving credit facility. A change in market interest rates will impact our credit facility when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $4.7 million, assuming the $458.8 million outstanding at the end of the three months ended July 25, 2014, was outstanding for the entire year.

Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was 34.5% for the three months ended July 25, 2014, as compared to 31.1% for the corresponding period a year ago. The higher tax rate for the three months ended July 25, 2014, was driven by the net impact of the expiration of the Work Opportunity Tax Credit on December 31, 2013, the increased deduction for domestic production activities and discrete items in the first quarter of fiscal 2015 related to stock compensation and uncertain tax positions. On a full year basis, we anticipate our effective rate to be between 27% and 28%. Our effective income tax rate is evaluated each quarter.
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
Capital expenditures were $16.7 million and $53.3 million, respectively, for the three months ended July 25, 2014 and July 26, 2013. In the three months ended July 25, 2014, capital expenditures primarily related to new restaurant construction and our new Enterprise Resource Planning ("ERP") system. In the three months ended July 26, 2013, capital expenditures primarily related to our Farm Fresh Refresh remodeling initiative for Bob Evans Restaurants, plant expansions for BEF Foods and completion of our corporate headquarters. In fiscal 2015, capital expenditures are expected to approximate $85.0 million to $90.0 million and include expenditures for up to eight new restaurants, the ongoing development and integration of an ERP system, roll-out of the Broasted Chicken® platform and continuing infrastructure maintenance.
During the first quarter of 2015, we paid a cash dividend of $0.310 per share, compared to $0.275 in the first quarter of 2014. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends will be at the discretion of our Board of Directors.
On August 20, 2014, the Board of Directors updated the authorized stock repurchase program for up to $150.0 million through fiscal 2016. The program authorizes the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. The ability to repurchase stock and complete the repurchase program is dependent upon our having available funds and complying with the financial covenants and other restrictions contained in our credit facility and the repurchase authorization.
On January 2, 2014, we entered into a $750 million Revolving Credit Facility Amended and Restated Credit Agreement ("credit agreement"). The credit agreement represents a syndicated secured revolving credit facility under which up to $750 million will be available with a letter of credit sub-facility of $50 million, and an accordion option to increase the revolving credit commitment to $1.05 billion. It is secured by the stock pledges of certain material subsidiaries. Borrowings under the credit agreement bear interest, at our option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 0.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.50%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.00%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. Our effective interest rate for the credit agreement was 1.66% during the three months ended July 25, 2014. As of July 25, 2014, we had outstanding borrowings of $458.8 million under our credit facility and $11.0 million was reserved for certain standby letters of credit.
Our credit agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our credit agreement contains financial covenants that require us to maintain specified ratios at July 25, 2014, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.50 to 1.00. An amendment to the credit agreement was executed during the first quarter of fiscal 2015 to increase the Maximum Leverage Ratio for the period starting July 25, 2014 through July 22, 2016. As of July 25, 2014, our minimum ratio was 20.89, and our leverage ratio was 3.69, as defined in our credit agreement. Our credit agreement also limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. A breach of any of these covenants could result in a default under our credit facility, in which all amounts under our credit agreement may become immediately due and payable, and all commitments under our credit agreement to extend further credit may be terminated. We are in compliance with all of the financial covenant requirements of our credit agreement as of July 25, 2014.
Operating activities
Net cash provided by operating activities was $19.3 million and $48.0 million for the three months ended July 25, 2014, and July 26, 2013, respectively. The decrease in cash provided by operating activities as compared to a year ago is primarily due to federal and state income tax refunds received during the first quarter of fiscal 2014 of $16.2 million and a reduction of net income in the first quarter as compared to the prior year.
Investing activities
Cash used in investing activities was $16.6 million and $52.5 million for the three months ended July 25, 2014, and July 26, 2013, respectively.
The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures of $36.6 million compared to the prior year, as the Company has completed the Farm Fresh Refresh remodeling initiative, the major BEF Foods plant expansions and construction of our corporate headquarters.
Financing activities
Cash used in financing activities was $6.9 million for the three months ended July 25, 2014, as compared to cash provided by financing activities of $1.6 million for the three months ended July 26, 2013. The decrease in the cash provided by financing activities was primarily due a net decrease in credit facility borrowing of $0.1 million as compared to a net increase in credit facility borrowing the prior year of $13.2 million and lower repurchases of treasury stock of $6.9 million as compared to the prior year.
Contractual obligations
Other than the amendment to our credit agreement, discussed in FN 2, there have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in our Annual Report on Form 10-K, for the fiscal year ended April 25, 2014.
Off-Balance Sheet Arrangements
As of July 25, 2014, we have not entered into any “off-balance sheet” arrangements with unconsolidated entities or other persons, as that term is defined by the Securities and Exchange Commission.
Critical Accounting Policies and Estimates
As discussed in Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We routinely re-evaluate these significant factors and make adjustments where facts and circumstances dictate. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended April 25, 2014.
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

ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
As previously disclosed in Item 9A of our Form 10-K for the year ended April 25, 2014, management concluded that there was a material weakness in internal control over financial reporting related to our current and deferred income tax accounting. While we believe we have made significant progress in our remediation efforts of this material weakness and have implemented enhanced controls, we were unable to sufficiently test the operating effectiveness of the revised control processes as the enhanced controls have not been in place long enough to provide assurance to support the conclusion that the material weakness has been fully remediated. As such management has concluded that the identified material weakness related to current and deferred income tax accounting has not been remediated as of July 25, 2014.
As previously disclosed in Item 4 of our Quarterly Report in Form 10-Q for the fiscal quarter ended October 25, 2013, management concluded that there was a material weakness in internal controls over financial reporting related to property, plant and equipment accounting, more specifically timely capitalization and the recording of depreciation expense. While we believe we have made significant progress in our remediation efforts of this material weakness and have implemented enhanced controls, we were unable to sufficiently test the operating effectiveness of the revised control processes as the enhanced controls have not been in place long enough to provide assurance to support the conclusion that the material weakness has been fully remediated. As such, management has concluded that the identified material weakness related to property, plant and equipment accounting has not been remediated as of July 25, 2014.
Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended July 25, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
With the participation of our management, including Bob Evans’ principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, Bob Evans’ principal executive officer and principal financial officer have concluded that because of the material weakness in internal controls over financial reporting related to our current and deferred income tax accounting and the material weakness in internal controls over financial reporting related to property, plant and equipment accounting, disclosures controls and procedures were not effective.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 25, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 25, 2014, the Board of Directors authorized a stock repurchase program for up to $100.0 million. The program will authorize the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. The ability to repurchase stock and complete the repurchase program is dependent upon the Company’s having available funds and complying with the financial covenants and other restrictions contained within the Company’s credit facility and the repurchase authorization.
On August 20, 2014, the Board of Directors increased the authorization for the current stock repurchase plan to $150.0 million and extended the authorization period through fiscal 2016.
We did not repurchase any shares of our common stock during the three months ended July 25, 2014.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS
SEE INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.

Date: August 27, 2014	By:	/s/ Steven A. Davis
Steven A. Davis Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 27, 2014	By:	/s/ Mark E. Hood
Mark E. Hood* Chief Financial Officer (Principal Financial Officer)

Date: August 27, 2014	By:	/s/ Sylvester J. Johnson
Sylvester J. Johnson* Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
 *    Messrs. Hood and Johnson have been duly authorized to sign on behalf of the Registrant as its principal financial officer and its principal accounting officer, respectively.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated July 25, 2014
Bob Evans Farms, Inc.

Exhibit Number	Description	Location
3.1
Restated Certificate of Incorporation of Company reflecting amendments through Aug. 10, 1993. [This document represents the Company's Certificate of Incorporation in restated format incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]
Incorporated herein by reference to Exhibit 3.1 to Bob Evans Farms, Inc.'s Annual Report on Form 10-K for its fiscal year ended April 30, 2010 (File No. 0-1667)
3.2	Bob Evans Farms, Inc. Amended and Restated Bylaws, Amended and Restated Effective January 28, 2014	Incorporated herein by reference to Exhibit 3.2 to Bob Evans Farms, Inc.'s Form 8-K Filed January 28, 2014 (File No. 0-1667)
4.1
$750,000,000 Revolving Credit Facility Amended and Restated Credit Agreement effective January 2, 2014 among Bob Evans Farms, LLC, as borrower; Bob Evans Farms, Inc. and its wholly-owned subsidiary, BEF Foods, Inc., as guarantors; PNC Bank, National Association, as administrative agent, and the other Lenders party thereto.
Incorporated herein by reference to Exhibit 4.1 to Bob Evans Farms, Inc.'s Quarterly Report on Form 10-Q for its fiscal quarter ended January 24, 2014 filed March 4, 2014 (File No. 0-1667)
4.2
First Amendment to $750,000,000 Revolving Credit Facility Amended and Restated Credit Agreement effective July 23, 2014 among Bob Evans Farms, LLC, as borrower, Bob Evans Farms, Inc. and its wholly-owned subsidiary, BEF Foods, Inc., as guarantors PNC Bank, National Association, as administrative agent, and the other Lenders party thereto.
Incorporated herein by reference to Exhibit 4.2 to Bob Evans Farms, Inc.’s Form 8-K filed July 24, 2014 (File No. 0-1667)
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