Form 10-Q/A
period 2014-07-25
BOB EVANS FARMS INC
filed 2014-12-03
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
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

Explanatory Note
Bob Evans Farms, Inc. (“we” or the “Company”) is filing this report on Form 10-Q/A because we determined on December 3, 2014, that the financial statements contained in the Form 10-Q for the quarter ended July 25, 2014, and filed on August 27, 2014 (“Original Form 10-Q”) should no longer be relied upon because of an error regarding the classification of our Credit Agreement borrowings as a current liability. As a result of the classification error, our total current liabilities were overstated by $458.8 million, while our total long term liabilities were understated by the same amount. In connection with this correction, the Company also corrected the gross presentation of payments and proceeds related to the Credit Agreement in the Consolidated Statement of Cash Flows.
The error was identified in connection with a review of the Credit Agreement, which was amended on July 23, 2014.
On December 3, 2014, the Audit Committee of the Board of Directors concluded that the Company would restate its financial statements for the period ended July 25, 2014, by filing an amendment to the Original Form 10-Q. Prior to the December 3, 2014, determination, management discussed these matters with Ernst & Young LLP, the Company’s independent registered public accounting firm.
The Company believes the control deficiency associated with management's review of the balance sheet classification of its Credit Agreement constitutes a material weakness and that its disclosure controls and procedures were not effective as of the end of the period covered by the Original Form 10-Q. The Company has developed a remediation plan to address the internal controls over financial reporting and expects the material weakness to be remediated by the end of fiscal 2015.
This report on Form 10-Q/A restates in its entirety the Original Form 10-Q. The following sections of the Original Form 10-Q have been restated:
1.Item 1 of Part I, Financial Statements
2.Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations
3.Item 4 of Part I, Controls and Procedures, and
4.Item 6 of Part II, Exhibits
Specifically, the following sections have been restated or added:
1.Consolidated Balance Sheets
2.Consolidated Statements of Cash Flows
3.Note 2, Debt
4.Note 12, Correction of Prior Consolidated Financial Statements
The Company has also restated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected.

BOB EVANS FARMS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(in thousands)
	Unaudited July 25, 2014	April 25, 2014
	(restated)
Assets
Current Assets
Cash and equivalents	$3,625	$7,826
Accounts receivable, net	28,846	30,688
Inventories	23,455	25,243
Deferred income taxes	18,656	18,656
Federal and state income taxes	22,106	25,824
Prepaid expenses	6,230	4,281
Current assets held for sale	5,153	2,887
Total Current Assets	108,071	115,405
Property, Plant and Equipment	1,601,263	1,587,238
Less accumulated depreciation	732,291	714,243
Net Property, Plant and Equipment	868,972	872,995
Other Assets
Deposits and other	4,821	3,442
Long-term note receivable	16,798	16,243
Long-term investments	32,930	31,972
Goodwill	19,634	19,634
Other intangible assets	3,231	3,270
Long-term assets held for sale	—	2,600
Total Other Assets	77,414	77,161
Total Assets	$1,054,457	$1,065,561
Liabilities and Stockholders’ Equity
Current Liabilities
Credit facility borrowings	$—	$458,898
Current portion of long-term debt	369	—
Accounts payable	28,640	29,064
Accrued property, plant and equipment purchases	6,492	5,841
Accrued non-income taxes	17,438	17,843
Accrued wages and related liabilities	19,161	21,574
Self-insurance	19,367	19,874
Deferred revenue	11,736	12,967
Other accrued expenses	29,991	33,024
Total Current Liabilities	133,194	599,085
Long-Term Liabilities
Deferred compensation	40,737	35,731
Federal and state income taxes	4,856	4,959
Deferred income taxes	32,829	32,829
Deferred rent and other	6,522	6,534
Long-term debt	462,240	835
Total Long-Term Liabilities	547,184	80,888
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000 shares; issued 42,638 shares at July 25, 2014, and April 25, 2014	426	426
Capital in excess of par value	221,598	225,562
Retained earnings	841,222	849,619
Treasury stock, 19,050 shares at July 25, 2014, and 19,175 shares at April 25, 2014, at cost	(689,167)	(690,019)
Total Stockholders’ Equity	374,079	385,588
Total Liabilities and Stockholders’ Equity	$1,054,457	$1,065,561
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

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(in thousands)
	Three Months Ended
	July 25, 2014	July 26, 2013
	(restated)	(as adjusted)
Operating activities:
Net (loss) income	$(1,016)	$8,376
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,973	17,230
Impairment of assets held for sale	258	8,609
Loss on disposal/impairment of held and used fixed assets	1,180	1,273
(Gain) loss on long-term investments	(958)	482
Deferred compensation	1,062	(343)
Compensation expense attributable to stock plans	850	1,630
Accretion on long-term note receivable	(445)	(662)
Amortization of deferred financing costs	147	65
Cash provided by (used for) assets and liabilities:
Accounts receivable	1,842	(394)
Inventories	1,788	(483)
Prepaid expenses	(1,949)	(895)
Accounts payable	(423)	256
Federal and state income taxes	3,615	18,562
Accrued wages and related liabilities	(2,413)	(7,024)
Self-insurance	(507)	585
Accrued non-income taxes	(405)	1,558
Deferred revenue	(1,231)	(1,113)
Other assets and liabilities	(2,055)	318
Net cash provided by operating activities	19,313	48,030
Investing activities:
Purchase of property, plant and equipment	(16,702)	(53,292)
Proceeds from sale of property, plant and equipment	338	610
Deposits and other	(243)	165
Net cash used in investing activities	(16,607)	(52,517)
Financing activities:
Cash dividends paid	(7,278)	(7,547)
Proceeds from credit facility borrowings and other long-term debt	97,159	117,579
Payments of debt issuance costs	(1,279)	—
Repayments of credit facility borrowings and other long-term debt	(94,288)	(104,335)
Purchase of treasury stock	—	(6,940)
Proceeds from issuance of stock awards and treasury stock	197	3,454
Cash paid for net shares settled	(1,675)	(2,116)
Excess tax benefits from stock-based compensation	257	1,481
Net cash (used in) provided by financing activities	(6,907)	1,576
Decrease in cash and equivalents	(4,201)	(2,911)
Cash and equivalents at the beginning of the period	7,826	9,010
Cash and equivalents at the end of the period	$3,625	$6,099
The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. Summary of Significant Accounting Policies
Unaudited Consolidated Financial Statements: The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q/A and, consequently, do not include all of the disclosures normally required by U.S. generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. No significant changes have occurred in the financial disclosures made in our Form 10-K for the fiscal year ended April 25, 2014 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements). Throughout the Unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements, dollars are in thousands, except per share amounts.
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
As of July 25, 2014, we had $458,836 outstanding on the credit agreement. The primary purposes of the credit agreement are for trade and stand-by letters of credit in the ordinary course of business as well as working capital, refinancing of existing indebtedness, if any, capital expenditures, joint ventures and acquisitions, stock repurchases and other general corporate purposes. A one percent increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $4,652 assuming the $458,836 outstanding at the end of the first quarter of fiscal 2015 was outstanding for the entire year. Outstanding borrowings on the Credit Agreement are classified as a long-term liability as of October 24, 2014 and were classified as a current liability as of April 25, 2014. The change in classification was made in the first quarter of fiscal 2015 as the Company amended the Credit Agreement to increase the leverage ratio covenant.
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

12. Correction of Prior Consolidated Financial Statements
We discovered an error in the classification of our credit facility borrowings which overstated current liabilities by $458,836 and understated long term liabilities by the same amount at July 25, 2014. At the end of fiscal 2014 our credit facility borrowings were classified as short term based on our assessment of the Company's inability to meet its leverage ratio covenant, as defined at that time, during fiscal 2015. On July 23, 2014, we amended the terms of the credit agreement, which included an increase to the maximum leverage ratio for the fiscal quarter ending July 25, 2014. Subsequent to this amendment, our credit facility borrowings should have been classified as a long term liability. The Company’s Consolidated Balance Sheet as of July 25, 2014, included in this Form 10-Q/A has been restated to correct for this error.
The following are previously reported and restated balances of affected line items in the Consolidated Balance Sheets as of July 25, 2014 (Unaudited):

	Balance Sheet as of July 25, 2014
	As reported	Adjustments	As restated
Credit facility borrowings	458,836	(458,836)	—
Total current liabilities	592,030	(458,836)	133,194
Long-term debt	3,404	458,836	462,240
Total long-term liabilities	88,348	458,836	547,184
In connection with this correction, the Company also made an immaterial correction to the presentation of payments and proceeds related to the Credit Agreement in the Consolidated Statements of Cash Flows, and adjusted prior periods to conform with current presentation. The following are previously reported and restated balances of affected line items in the Consolidated Statement of Cash Flows for the three months ended July 25, 2014 (Unaudited):

	Three months ended July 25, 2014
	As reported	Adjustments	As restated
Net decrease in credit facility	(62)	62	—
Proceeds from long term debt	2,933	(2,933)	—
Proceeds from credit facility borrowings and other long-term debt	—	97,159	97,159
Repayments of credit facility borrowings and other long-term debt	—	(94,288)	(94,288)
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
Critical Accounting Policies and Estimates
As discussed in Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A, the preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We routinely re-evaluate these significant factors and make adjustments where facts and circumstances dictate. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended April 25, 2014.
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
During the second quarter of fiscal 2015, we discovered an error in the classification of our credit facility borrowings which overstated current liabilities by $458,836 and understated long term liabilities by the same amount at July 25, 2014. At the end of fiscal 2014 our credit facility borrowings were classified as short term based on our assessment of the Company's inability to meet its leverage ratio covenant, as defined at that time, during fiscal 2015. On July 23, 2014, we amended the terms of the credit agreement, which included an increase to the maximum leverage ratio for the fiscal quarter ending July 25, 2014, through July 22, 2016. Subsequent to this amendment, our credit facility borrowings should have been classified as a long term liability. The Company believes the control deficiency associated with management's review of the balance sheet classification of its Credit Agreement constitutes a material weakness and that its disclosure controls and procedures were not effective as of the end of the period covered by the Original Form 10-Q. The Company has developed a remediation plan to address the internal controls over financial reporting and expects the material weakness to be remediated by the end of fiscal 2015.
Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended July 25, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
With the participation of our management, including Bob Evans’ principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based upon this evaluation, Bob Evans’ principal executive officer and principal financial officer have concluded that because of the material weakness in internal controls over financial reporting related to our current and deferred income tax accounting, the material weakness in internal controls over financial reporting related to property, plant and equipment accounting and the material weakness in internal controls over financial reporting relating to debt classification, disclosure controls and procedures were not effective.
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

BOB EVANS FARMS, INC.

Date: December 3, 2014	By:	/s/ Steven A. Davis
Steven A. Davis Chief Executive Officer (Principal Executive Officer)

Date: December 3, 2014	By:	/s/ Mark E. Hood
Mark E. Hood* Chief Financial Officer (Principal Financial Officer)

Date: December 3, 2014	By:	/s/ Sylvester J. Johnson
Sylvester J. Johnson* Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
 *    Messrs. Hood and Johnson have been duly authorized to sign on behalf of the Registrant as its principal financial officer and its principal accounting officer, respectively.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q/A
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