Form 10-Q
period 2014-10-24
BOB EVANS FARMS INC
filed 2014-12-03
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 24, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
As of November 28, 2014, the registrant had 23,602,038 common shares outstanding.

BOB EVANS FARMS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(in thousands)
	Unaudited October 24, 2014	April 25, 2014
Assets
Current Assets
Cash and equivalents	$3,737	$7,826
Accounts receivable, net	30,582	30,688
Inventories	27,977	25,243
Deferred income taxes	18,656	18,656
Federal and state income tax receivables	25,133	25,824
Prepaid expenses	5,599	4,281
Current assets held for sale	5,221	3,308
Total Current Assets	116,905	115,826
Property, Plant and Equipment	1,620,776	1,588,790
Less accumulated depreciation	749,650	715,867
Net Property, Plant and Equipment	871,126	872,923
Other Assets
Deposits and other	4,543	3,442
Long-term note receivable	17,366	16,243
Long-term investments	33,275	31,972
Goodwill	19,634	19,634
Other intangible assets	3,192	3,270
Long-term assets held for sale	—	2,251
Total Other Assets	78,010	76,812
Total Assets	$1,066,041	$1,065,561
Liabilities and Stockholders’ Equity
Current Liabilities
Credit facility borrowings	$—	$458,898
Current portion of long-term debt	369	—
Accounts payable	32,901	29,064
Accrued property, plant and equipment purchases	8,430	5,841
Accrued non-income taxes	15,111	17,843
Accrued wages and related liabilities	19,974	21,574
Self-insurance	20,619	19,874
Deferred revenue	11,192	12,967
Other accrued expenses	31,055	33,024
Total Current Liabilities	139,651	599,085
Long-Term Liabilities
Deferred compensation	39,727	35,731
Federal and state income taxes	4,895	4,959
Deferred income taxes	32,829	32,829
Deferred rent and other	6,560	6,534
Credit facility borrowings and other long-term debt	468,344	835
Total Long-Term Liabilities	552,355	80,888
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000 shares; issued 42,638 shares at October 24, 2014, and April 25, 2014	426	426
Capital in excess of par value	222,711	225,562
Retained earnings	840,039	849,619
Treasury stock, 19,038 shares at October 24, 2014, and 19,175 shares at April 25, 2014, at cost	(689,141)	(690,019)
Total Stockholders’ Equity	374,035	385,588
Total Liabilities and Stockholders’ Equity	$1,066,041	$1,065,561
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME
UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013

Net Sales	$333,279	$332,600	$659,619	$662,049
Cost of sales	116,012	113,605	229,475	220,246
Operating wage and fringe benefit expenses	102,785	101,971	207,214	204,817
Other operating expenses	49,973	49,460	99,481	98,382
Selling, general and administrative expenses	36,022	36,617	74,667	69,819
Depreciation and amortization expense	19,475	18,281	39,448	35,511
Impairment of assets held for sale	—	3,771	258	12,380
Operating Income	9,012	8,895	9,076	20,894
Net interest expense (income)	2,203	140	3,819	(16)
Income Before Income Taxes	6,809	8,755	5,257	20,910
Provision for income taxes	770	2,502	234	6,281
Income From Continuing Operations	6,039	6,253	5,023	14,629
Loss from discontinued operations, net of income taxes	—	(134)	—	(134)
Net Income	$6,039	$6,119	$5,023	$14,495
Earnings Per Share— Income from Continuing Operations
Basic	$0.26	$0.23	$0.21	$0.54
Diluted	$0.25	$0.23	$0.21	$0.53
Loss Per Share—Loss from Discontinued Operations
Basic	—	—	$—	$—
Diluted	—	—	$—	$—

Earnings Per Share—Net Income
Basic	$0.26	$0.23	$0.21	$0.53
Diluted	$0.25	$0.23	$0.21	$0.53

Cash Dividends Paid Per Share	$0.310	$0.310	$0.620	$0.585

Weighted Average Shares Outstanding
Basic	23,509	27,086	23,467	27,287
Dilutive shares	226	98	231	115
Diluted	23,735	27,184	23,698	27,402
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(in thousands)
	Six Months Ended
	October 24, 2014	October 25, 2013

Operating activities:
Net income	$5,023	$14,495
Less loss from discontinued operations	—	134
Income from continuing operations	5,023	14,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,448	35,511
Impairment of assets held for sale	258	12,380
(Gain) / Loss on disposal and impairment of held and used fixed assets	943	1,484
(Gain) on long-term investments	(1,233)	(777)
Deferred compensation	880	(1,066)
Stock based compensation	1,888	3,578
Accretion on long-term note receivable	(903)	(1,081)
Amortization of deferred financing costs	448	130
Cash provided by (used for) assets and liabilities:
Accounts receivable	106	(3,713)
Inventories	(2,734)	676
Prepaid expenses	(1,318)	(602)
Accounts payable	3,837	(1,193)
Federal and state income taxes	627	8,614
Accrued wages and related liabilities	(1,600)	(2,490)
Self-insurance	745	434
Accrued non-income taxes	(2,732)	3,760
Deferred revenue	(1,775)	(1,891)
Other assets and liabilities	(1,932)	2,696
Net cash provided by operating activities	39,976	71,079
Investing activities:
Purchase of property, plant and equipment	(36,955)	(117,673)
Proceeds from sale of property, plant and equipment	1,108	5,638
Deposits and other	(261)	5
Net cash used in investing activities	(36,108)	(112,030)
Financing activities:
Cash dividends paid	(14,603)	(16,008)
Proceeds from credit facility borrowings and other long-term debt	211,072	281,866
Payments of debt issuance costs	(1,279)	—
Repayments of credit facility borrowings and other long-term debt	(202,101)	(165,072)
Purchase of treasury stock	—	(75,490)
Proceeds from issuance of stock awards and treasury stock	239	11,148
Cash paid for net shares settled	(1,768)	(2,306)
Excess tax benefits from stock-based compensation	483	2,651
Net cash (used in) provided by financing activities	(7,957)	36,789
Net cash (used in) operations	(4,089)	(4,162)
Net cash (used in) operating activities of discontinued operations	—	(134)
Net cash (used in) discontinued operations	—	(134)
Cash and equivalents at the beginning of the period	7,826	9,010
Cash and equivalents at the end of the period	$3,737	$4,714
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
Notes Receivable: As a result of the sale of Mimi’s Café to Le Duff America, Inc. ("Le Duff") in the fourth quarter of fiscal 2013, we received a Promissory Note ("the Note") for $30,000. The Note has an annual interest rate of 1.5% and a term of seven years. The principal and interest are payable in full at maturity. Partial prepayments are required prior to maturity if the buyer reaches certain levels of EBITDA during specified periods, or upon a sale or liquidation. The buyer covenanted to and did provide funding of at least $10,000 through the initial 18-months after closing. To the extent of such capital being funded but not repaid, we agreed to subordinate our right to repayment under the Note until the buyer has first received a repayment of its funding. Our right to repayment under the Note is subordinated to third-party lenders. The Note is valued using a discounted cash flow model. We used our weighted-average cost of capital as the discount rate to value the Note from Le Duff.
Inventories:    We value our Bob Evans Restaurants inventories at the lower of first-in, first-out cost (“FIFO”) or market and our BEF Foods inventories are determined on an average cost method which approximates a FIFO basis due to the perishable nature of our inventory. Inventory includes raw materials and supplies ($15,001 at October 24, 2014, and $16,163 at April 25, 2014) and finished goods ($12,976 at October 24, 2014, and $9,080 at April 25, 2014).
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
We have capitalized $20,819 related to a new enterprise resource planning system ("ERP"). During the three and six months ended October 24, 2014, we capitalized internal labor costs of $1,490 and $2,396, respectively, which primarily related to the development of our new ERP. During the three and six months ended October 25, 2013, we capitalized internal labor costs of $1,093 and $2,122, respectively, primarily related to the development of our new ERP.
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
Goodwill and Other Intangible Assets: Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $19,634 as of October 24, 2014, and April 25, 2014. Other intangible assets were $3,192 and $3,270 as of October 24, 2014, and April 25, 2014, respectively. The goodwill and intangible assets are related to the BEF Foods segment. Of the $3,192 of intangible assets, $2,761 represents indefinite-lived trademark assets that are not subject to amortization and $431 represents definite-lived non-compete agreements that are amortized on a straight-line basis over the estimated economic life of five years. Goodwill and trademark intangible assets are tested for impairment during the fourth quarter each year or on a more frequent basis when indicators of impairment exist.
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
Options to purchase 42,354 and 43,953 shares of common stock were excluded from the three and six months ended October 24, 2014, diluted earnings-per-share calculation because they were antidilutive.
Stock-Based Compensation: We account for stock-based compensation in accordance with ASC 718. Accordingly, stock-based compensation awards are measured based on the fair value of the award on the grant date and are recognized over the vesting period of the award on a straight-line basis with the exception of compensation cost related to awards for retirement eligible employees, which are recognized immediately upon grant.
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
Long-term Investments: Long-term investments include assets held under certain deferred compensation arrangements, which primarily represent the cash surrender value of company-owned life insurance policies. Long-term investments totaled $33,275 and $31,972 as of October 24, 2014, and April 25, 2014, respectively. Change in the cash surrender value for these investments is reflected within the “Selling, general and administrative expenses” line (“S,G&A”) in the Consolidated Statements of Net Income.
Financial Instruments: The fair value of our financial instruments (other than an interest-free loan recorded in long-term debt) approximate their carrying values at October 24, 2014. We do not use derivative financial instruments for speculative purposes.

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
We are self-insured for most casualty losses and employee health-care claims up to certain stop-loss limits per claim. We have accounted for liabilities for casualty losses, including both reported claims and incurred but not reported claims. We have accounted for our employee health-care claims liability through a review of incurred, and paid claims history. We do not believe that our calculation of casualty losses and employee health-care claims liabilities would change materially under different conditions and/or different methods. However, due to the inherent volatility of actuarially determined casualty losses and employee health-care claims, it is reasonably possible that we could experience changes in estimated losses, which could be material to quarterly net income.
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
Reclassifications: Certain prior period amounts have been reclassified or adjusted to conform to the current year presentation.
We reclassified $1,883 and $4,018 of carryout supplies expense incurred in the three and six months ended October 25, 2013, from the operating expenses line to the cost of sales line on the Consolidated Statements of Net Income. We believe that carryout supplies are better classified as cost of sales expense rather than other operating expense. Such reclassifications had no impact on reported net income.
We reclassified $1,315 and $2,449 of wages expense related to our store management training program incurred in the three and six months ended October 25, 2013, from the S,G&A expenses line to the operating wage and fringe benefit expenses line on the Consolidated Statements of Net Income. We believe that these costs are better classified as wage expense rather than S,G&A expense. Such reclassifications had no impact on reported net income.
We have reclassified to correct $2,755 of accrued promotional incentives sales deductions for the year ended April 25, 2014, from the other accrued expenses line to the accounts receivable line on the Consolidated Balance Sheets. These deductions are now classified in accounts receivable as they are reductions in what is owed to the Company from its customers.
We have reclassified the presentation of fiscal 2014 gross proceeds from, and repayments of credit facility borrowings to conform with current year presentation.
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
In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued new joint guidance surrounding revenue recognition. Under U.S. generally accepted accounting principles ("US GAAP"), this guidance is being introduced to the ASC as Topic 606, Revenue from Contracts with Customers ("Topic 606"), by Accounting Standards Update No. 2014-09 ("ASU 2014-09"). The new standard supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a "full retrospective" adoption or a "modified retrospective" adoption. The standard is effective for us in fiscal 2018. We are currently evaluating which method we will use and the revenue recognition impact this guidance will have once implemented.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which is an update to existing guidance related to reporting discontinued operations. The updated guidance states that only those disposals of components of an entity which would represent a strategic shift in operations and has or will have a major impact on operations and financial results will be presented as discontinued operations. This update also requires the assets and liabilities of a discontinued operation to be presented separately in the statement of financial position for all prior periods presented. ASU 2014-08 is to be applied prospectively, and is effective for us in the first quarter of fiscal 2015. This update did not have an impact on the consolidated financial statements.
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
On July 23, 2014, we entered into a First Amendment to the Credit Agreement. The terms of the Credit Agreement that were amended related to: (a) an increase to the Maximum Leverage Ratio for the period starting July 25, 2014, through July 22, 2016, (b) certain restricted payment requirements related to share repurchases and (c) an update to the Pricing Grid, which determines variable pricing and fees, to reflect changes in the allowable maximum leverage ratio. We incurred financing costs of $1,279 associated with this amendment, which are being amortized using the straight line method, which approximates the effective interest method.
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our Credit Agreement contains financial covenants that require us to maintain a specified minimum coverage ratio and maximum leverage ratio at October 24, 2014, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.50 to 1.00. As of October 24, 2014, our minimum coverage ratio was 15.58, and our maximum leverage ratio was 3.81, as defined in our Credit Agreement. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement to extend further credit may be terminated. There were no covenant violations during the three months ended October 24, 2014. The Credit Agreement also allows for the incurrence of additional indebtedness of up to $300,000, a sale leaseback of our real estate of up to $100,000, and mortgage indebtedness on our corporate headquarters of up to $50,000.
Our effective interest rate for the Credit Agreement was 2.06% and 1.46% for the three months ended October 24, 2014, and October 25, 2013, respectively, and 1.84% and 1.46% for the six months ended October 24, 2014, and October 25, 2013, respectively. Of our total letter of credit sub-facility, $12,123 was used for certain stand-by letters of credit at October 24, 2014. The Credit Agreement has a maturity date of January 2, 2019.
As of October 24, 2014, we had $465,036 outstanding on the Credit Agreement. The primary purposes of the Credit Agreement is to fund working capital, capital expenditures, stock repurchases, joint ventures and acquisitions and other general corporate purposes as well as for trade and standby letters of credit. A one percent increase in the benchmark rate used for our Credit Agreement would increase our annual interest expense by approximately $4,715 assuming the $465,036 outstanding at the end of the second quarter of fiscal 2015 was outstanding for the entire year. Outstanding borrowings on the Credit Agreement are classified as a long-term liability as of October 24, 2014 and were classified as a current liability as of April 25, 2014. At the end of fiscal 2014 our Credit Agreement borrowings were classified as short term based on our assessment of the Company's inability to meet its leverage ratio covenant, as defined at that time, during fiscal 2015. The change in classification was made in the first quarter of fiscal 2015 as the Company amended the Credit Agreement to increase the leverage ratio requirement.
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
3. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was 11.3% for the three months ended October 24, 2014, as compared to 28.6% for the corresponding period a year ago. The Company’s effective income tax rate was 4.5% for the first six months of fiscal year 2015, as compared to 30.0% for the corresponding period a year ago. The decrease in tax rate for both the three and six months ended October 24, 2014, as compared to the corresponding period last year, was primarily driven by the domestic production activities deduction, benefits from a Company owned life insurance policy recorded in the second quarter, and discrete items in the first and second quarters related to Work Opportunity Tax Credits and state refunds received.
4. Restructuring and Severance Charges
We recorded no pretax restructuring and severance charges in the three months ended October 24, 2014, and $2,114 in the corresponding period last year. We recorded pretax restructuring and severance charges of $950 and $3,082 for the six months ended October 24, 2014, and October 25, 2013, respectively. These costs, reflected in S,G&A, relate to organizational realignments and closures of production facilities.
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
The components of the restructuring and severance charges are summarized below by reporting segment for the six months ended October 24, 2014, and October 25, 2013:

	Bob Evans Restaurants	BEF Foods	Total
Balance, April 25, 2014	$486	$741	$1,227
Restructuring and severance charges incurred	285	665	950
Amounts paid	(583)	(1,023)	(1,606)
Balance, October 24, 2014	$188	$383	$571

	Bob Evans Restaurants	BEF Foods	Total
Balance, April 26, 2013	$1,260	$2,560	$3,820
Restructuring and severance charges incurred	1,345	1,737	3,082
Adjustments	(131)	—	(131)
Amounts paid	(2,035)	(1,366)	(3,401)
Balance, October 25, 2013	$439	$2,931	$3,370
5. Impairments
We measure certain assets and liabilities at fair value on a nonrecurring basis, including, long-lived assets that have been reduced to fair value when they are held for sale and long-lived assets that are written down to fair value when they are impaired.
We evaluate the carrying amount of long-lived assets held and used in the business periodically and when events and circumstances warrant such a review to ascertain if any assets have been impaired. A long-lived asset group is considered impaired when the carrying value of the asset group exceeds its fair value. The impairment loss recognized is the excess of carrying value above its fair value. The estimation of fair value requires significant estimates of factors in future restaurant performance and real estate appraisals. To estimate fair value for locations where we own the land and building, we obtain quoted appraisals from third party real estate valuation firms. We use discounted future cash flows to estimate fair value for leased locations. Our weighted average cost of capital is used as the discount rate in our fair value measurements for leased locations, which is considered a Level 3 measurement. A reasonable change in this discount rate would not have a significant impact on these fair value measurements.

In the six months ended October 24, 2014, we incurred noncash asset impairment losses of $1,319 in the Bob Evans Restaurant segment, a result of adverse performance in the first quarter and a reassessment of expected future cash flows and fair value at five restaurant locations. We did not incur noncash asset impairment losses for the three months ended October 24, 2014. These impairment losses are recorded in the S,G&A line on the Consolidated Statements of Net Income. An additional $258 noncash asset impairment loss was recorded in the Bob Evans Restaurants segment on the "Impairment of assets held for sale" line on the Consolidated Statements of Net Income. This charge related to one nonoperating location.
In the first quarter of fiscal 2014, we reached an agreement to sell 29 locations, resulting in a pretax noncash assets held for sale impairment charge in the Bob Evans Restaurants segment of $8,609. In the second quarter of the prior year, we closed on the sale of 27 of the 29 properties and recorded an additional impairment charge of $771 related to the two remaining properties. We closed on the sale of 28 of the 29 nonoperating properties at the end of the prior year. The remaining property was moved out of held for sale assets during the fourth quarter of fiscal 2014 and we resumed depreciation for this location. We recorded an additional noncash asset impairment charge in the Bob Evans Restaurants reporting segment of $1,184 on one operating property in the three months ended October 25, 2013. The charge was recorded in the S,G&A line in the Consolidated Statements of Net Income.
In the second quarter of fiscal 2014, we announced our plans to close our food production plant in Richardson, Texas. Based on the estimated value of the facility, we recorded a pretax noncash assets held for sale impairment charge in the BEF Foods segment of $3,000 during the three months ended October 25, 2013. The long-lived asset group related to this plant is included at its fair value in the “Current assets held for sale” line in the consolidated balance sheet, as of October 24, 2014. Upon being classified as held for sale, depreciation ceased for these assets.
The following table represents noncash asset impairment charges for those assets remeasured to fair value on a non-recurring basis during the three months and six months ended October 24, 2014, and October 25, 2013 (in thousands):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013		October 24, 2014		October 25, 2013
Bob Evans Restaurants
Assets held and used	$—	$1,184	(3)	$1,319	(1)	$2,364	(6)
Assets held for sale	—	771	(4)	258	(2)	9,380	(7)
BEF Foods
Assets held for sale	—	3,000	(5)	—		3,000	(5)
(1)    $1,319 relates to impairment of five operating locations
(2)    $258 relates to impairment of one nonoperating location
(3)    $1,184 relates to impairment of one operating location
(4)    $771 relates to impairment of two nonoperating locations
(5)    $3,000 relates to impairment of one nonoperating location
(6)    $2,364 relates to impairment of two operating locations
(7)    $9,380 relates to impairment of 29 nonoperating location

To be consistent with current period presentation, we have reclassified the assets for two Bob Evans Restaurants' nonoperating locations to the “Long-term assets held for sale” line in the Consolidated Balance Sheets as of April 25, 2014.
6. Stock-Based Compensation
At October 24, 2014, there were equity awards outstanding under the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”), as well as previous equity plans adopted in 2006, 1998 and 1992. The types of awards that may be granted under the 2010 Plan include: stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), cash incentive awards, performance shares, performance units, and other awards. We granted approximately 26,000 and 17,000 RSAs and RSUs under the 2010 Plan in the three months ended October 24, 2014, and October 25, 2013, respectively, and 39,000 and 195,000 RSAs and RSUs under the 2010 Plan in the six months ended October 24, 2014, and October 25, 2013, respectively.
Stock-based compensation expense, included primarily within the S,G&A line on the Consolidated Statements of Net Income, was $1,037 and $1,948 for the three months ended October 24, 2014, and October 25, 2013, respectively, and $1,888 and $3,578 for the six months ended October 24, 2014, and October 25, 2013, respectively.
7. Other Compensation Plans

We have a defined contribution plan (401(k)) that is available to substantially all employees who have at least 1,000 hours of service. We also have nonqualified deferred compensation plans, the BEEDP and BEDDP, which provides certain executives and members of Board of Directors, respectively, the opportunity to defer a portion of their current income to future years. A third party manages the investments of employee and Board of Directors deferrals. Gains and losses related to investment results of these deferrals are recorded within the S,G&A caption in the consolidated statements of net income.
The SERP provides awards to a limited number of executives in the form of nonqualified deferred cash compensation. Gains and losses related to the cash contributions and investment results of this deferred compensation are recorded within the S,G&A caption in the consolidated statements of net income.
8. Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits and other matters arising out of the normal course of business. We are of the opinion that there are no matters pending or threatened that are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations. The Company establishes a reserve for the outcome of litigation where it deems appropriate to do so under applicable accounting rules.
In August 2012, a former Bob Evans Restaurant employee filed an action against Bob Evans Farms, Inc. (“Bob Evans”) in the United States District Court for the Southern District of Ohio (the “Ohio District Court”). The lead plaintiff alleged that Bob Evans violated the Fair Labor Standards Act by failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers. The Court has since approved the substitution of another former employee as the lead plaintiff. Plaintiff filed a motion for conditional certification of the class, Bob Evans filed a motion in opposition to the same, and the Ohio District Court granted conditional certification on December 5, 2013. The proceedings remain in the early stages with significant uncertainty as to factual issues, outcome of legal proceedings, and likely number of opt-in plaintiffs and/or damages claimed. We do not believe based on currently available information, that the outcome of this matter will have a material adverse effect on our financial condition, though an adverse outcome could be material to our results of operations for a particular period. We believe the claims are without merit and intend to vigorously contest the action. An amount or range of a reasonably possible loss cannot be estimated.
9. Reporting Segments
We have two reporting segments: Bob Evans Restaurants and BEF Foods. We determine our segments on the same basis we use to allocate resources and assess performance. Our operations include restaurant operations and the processing and sale of food products. The revenues from our two segments, Bob Evans Restaurants and BEF Foods include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements. Operating income represents earnings before interest and income taxes.
Information on our reporting segments is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Sales:
Bob Evans Restaurants	$241,151	$240,500	$481,302	$485,051
BEF Foods	97,761	95,857	188,557	184,038
Intersegment net sales of food products	(5,633)	(3,757)	(10,240)	(7,040)
Subtotal of BEF Foods	92,128	92,100	178,317	176,998
Total	$333,279	$332,600	$659,619	$662,049
Operating income (loss):
Bob Evans Restaurants	$6,712	$11,912	$8,427	$18,394
BEF Foods	2,300	(3,017)	649	2,500
Total	$9,012	$8,895	$9,076	$20,894
Discussion of segment results is included within Management's Discussion and Analysis of Financial Condition and Results of Operations.

10. Supplemental Cash Flow Information
Cash paid for income taxes and interest for the six months ended October 24, 2014, and October 25, 2013, is summarized as follows:

	Six Months Ended
	October 24, 2014	October 25, 2013
Income taxes paid	$4,652	$11,464
Income taxes refunded	$(5,531)	$(16,200)
Income taxes (refunded) paid, net	$(879)	$(4,736)

Interest paid	$4,611	$1,732
11. Subsequent Events
On November 20, 2014, the Board of Directors approved a quarterly cash dividend of $0.310 per share, payable on December 15, 2014, to shareholders of record at the close of business on December 1, 2014.
In November 2014, we committed to a plan to sell our ownership interest in an aircraft jointly owned with the Greif Corporation. The sale is expected to be completed prior to the end of the current fiscal year and may result in a loss on disposal of $1,700 to $2,200.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General Overview
In our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “Company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. The following terms used herein are registered trademarks or service marks of Bob Evans: Bob Evans®, Bob Evans Restaurants®, Bob Evans Special Touch®, Best Brand BuildersSM, Farm Fresh®, Kettle Creations® and Owens®. Broasted® is a trademark owned by the Broaster Company. We may use other trademarks or service marks in this document.
As of October 24, 2014, we owned and operated 562 Bob Evans Restaurants in 19 states. Bob Evans Restaurants are primarily located in the Midwest, Mid-Atlantic and Southeast regions of the United States. Revenue in the Bob Evans Restaurants segment is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption.
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
Three Months Ended October 24, 2014, as Compared to Three Months Ended October 25, 2013
The following tables reflect data for the three months ended October 24, 2014, compared to the prior year’s three months ended October 25, 2013. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The table also includes data for our two segments – Bob Evans Restaurants and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Consolidated Results
(in thousands)	October 24, 2014		October 25, 2013
	$	%	$	%
Net sales	$333,279		$332,600
Cost of sales	116,012	34.8%	113,605	34.2%
Operating wages and fringe benefit expenses	102,785	30.8%	101,971	30.7%
Other operating expenses	49,973	15.0%	49,460	14.9%
Selling, general and administrative expenses	36,022	10.8%	36,617	11.0%
Depreciation and amortization expense	19,475	5.8%	18,281	5.5%
Impairment of assets held for sale	—	—%	3,771	1.1%
Operating income	$9,012	2.7%	$8,895	2.7%

	Bob Evans Restaurants				BEF Foods
(in thousands)	October 24, 2014		October 25, 2013		October 24, 2014		October 25, 2013
	$	%	$	%	$	%	$	%
Net sales	$241,151		$240,500		$92,128		$92,100
Cost of sales	64,165	26.6%	59,921	24.9%	51,847	56.3%	53,684	58.3%
Operating wages and fringe benefit expenses	92,006	38.2%	91,954	38.2%	10,779	11.7%	10,017	10.9%
Other operating expenses	42,702	17.7%	42,013	17.5%	7,271	7.9%	7,447	8.1%
Selling, general and administrative expenses	20,777	8.6%	19,213	8.0%	15,245	16.5%	17,404	18.9%
Depreciation and amortization expense	14,789	6.1%	14,716	6.1%	4,686	5.1%	3,565	3.9%
Impairment of assets held for sale	—	—%	771	0.3%	—	—%	3,000	3.3%
Operating income (loss)	$6,712	2.8%	$11,912	5.0%	$2,300	2.5%	$(3,017)	(3.3)%
Sales
Consolidated net sales increased 0.2% to $333.3 million for the three months ended October 24, 2014, compared to $332.6 million in the corresponding period last year. The net sales increase was comprised of an increase of $0.7 million in Bob Evans Restaurants.
Bob Evans Restaurants’ net sales increased $0.7 million, a 0.3% increase, for the three months ended October 24, 2014, compared to the corresponding period last year. As compared to the prior year, same-store sales were flat in the three months ended October 24, 2014. The sales increase as compared to last year is due to new stores opened since the second quarter of fiscal 2014.
Same-store sales computations for a given period are based on net sales of restaurants that are open for at least 18 months prior to the start of that period. Net sales of restaurants to be rebuilt are excluded for all periods in the same-store sales computation when construction of the replacement building commences. Closed restaurant days for restaurants included in the Farm Fresh Refresh remodel initiative are included in the same-store sales base in the prior year. Net sales of closed restaurants are excluded from the same-store sales computation in the period in which the restaurants are closed.
The following chart summarizes the restaurant openings and closings during the last six quarters for Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2015
2nd quarter	562			562
1st quarter	561	1	—	562
Fiscal 2014
1st quarter	560	1	1	560
2nd quarter	560	1	—	561
3rd quarter	561	1	—	562
4th quarter	562	1	2	561
The BEF Foods segment sales were flat in the three months ended October 24, 2014, compared to the corresponding period last year. Pounds sold in the BEF Foods segment decreased by 4.5% compared to the corresponding period last year, primarily as a result of a 16.4% reduction in sausage sales. The reduction in pounds sold was offset by a 12.4% increase in sausage pricing. Adjusting for sales in the prior year at the Company’s Irvine, California, production facility (sold during the second quarter of fiscal 2014), pounds sold decreased 1.6% and net sales increased 1.6% . The following chart summarizes pounds sold by category in the three months ended October 24, 2014 and the corresponding period last year.

(in millions)	October 24, 2014		October 25, 2013
Category	Pounds	%	Pounds		%
Sausage	10.8	20.6%	12.9		24.2%
Sides	24.1	45.9%	22.1		41.5%
Frozen	2.6	5.0%	2.8		5.3%
Food Service	12.6	24.0%	13.5	(1)	25.3%
Other	2.4	4.6%	2.0		3.8%
Total	52.5		53.3
(1)    Excludes 1.6 million pounds sold at the Company's Irvine, California, production facility

Cost of Sales
Consolidated cost of sales (cost of materials) was $116.0 million or 34.8% of net sales, in the three months ended October 24, 2014, compared to $113.6 million, or 34.2% of net sales, in the corresponding period a year ago. The 60 basis points ("bps") increase in the cost of sales ratio was driven by a 120 bps weighted increase in Bob Evans Restaurants, partially offset by a 60 bps weighted decrease in BEF Foods.
Bob Evans Restaurants’ cost of sales, predominantly food costs, was $64.2 million, or 26.6% of net sales, for the three months ended October 24, 2014, compared to $59.9 million, or 24.9% of net sales, in the corresponding period a year ago. The increase in cost of sales as a percentage of net sales was primarily due to higher food costs, with approximately $1.9 million attributable to menu mix, $1.7 million to increased commodity costs and the remainder primarily attributable to discount activity.
BEF Foods’ cost of sales was $51.8 million, or 56.3% of net sales, in the three months ended October 24, 2014, compared to $53.7 million, or 58.3% of net sales, in the corresponding period a year ago. The decrease as a percentage of sales was due primarily to $3.0 million increased pricing, partially offset by $0.8 million of increased sow and other pork related material costs. Sow costs averaged $78.82 per hundredweight, in the three months ended October 24, 2014, compared to $77.33 per hundredweight, in the corresponding period last year.
Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses (“operating wages”) were $102.8 million, or 30.8% of net sales, in the three months ended October 24, 2014, compared to $102.0 million, or 30.7% of net sales, in the corresponding period last year. The 10 bps increase in the operating wages ratio was driven by a weighted increase in BEF Foods operating wages.
Bob Evans Restaurants’ operating wages were $92.0 million, or 38.2% of net sales, in the three months ended October 24, 2014, consistent with $92.0 million and 38.2% of net sales in the corresponding period last year. Restaurant operating wages increased $1.5 million as a result of higher health care costs and incremental training and labor costs associated with the rollout of the Broasted Chicken platform and Carryout Acceleration program. These increases were offset by favorability due to better restaurant staffing resulting from last year's implementation of a workforce management system and lower incentive costs.
In BEF Foods, operating wages were $10.8 million, or 11.7% of net sales, for the three months ended October 24, 2014, compared to $10.0 million, or 10.9% of net sales, in the corresponding period last year. Operating wages increased primarily as a result of expanded production activities at our Sulphur Springs, Texas, plant and an additional production line at our Lima, Ohio, plant.
Other Operating Expenses
Consolidated other operating expenses were $50.0 million, or 15.0% of net sales, for the three months ended October 24, 2014, compared to $49.5 million, or 14.9% of net sales, in the corresponding period last year. The 10 bps increase in the other operating expenses ratio was driven by a weighted increase from Bob Evans Restaurants. Approximately 85% of other operating expenses in the three months ended October 24, 2014, occurred in Bob Evans Restaurants. The most significant components of other operating expenses were utilities, restaurant advertising, restaurant supplies, repairs and maintenance, non-income based taxes and credit/debit/gift card processing fees.
Bob Evans Restaurants’ other operating expenses were $42.7 million, or 17.7% of net sales, for the three months ended October 24, 2014, compared to $42.0 million, or 17.5% of net sales, in the corresponding period last year. The increase in other operating expenses is primarily due to a $0.6 million increase in repairs and maintenance expense, a $0.4 million increase in advertising, $0.3 million increases in utilities expense and restaurant supplies and smallwares costs, partially offset by the elimination of preopening expenses of $1.0 million associated with our Farm Fresh Refresh remodeling program, which was completed in fiscal 2014.
BEF Foods’ other operating expenses were $7.3 million, or 7.9% of net sales, for the three months ended October 24, 2014, compared to $7.4 million, or 8.1% of net sales, in the corresponding period last year. The decrease in the other operating expenses is primarily due to a decrease in general insurance costs and repairs and maintenance expense.
Selling, General and Administrative Expenses (“S,G&A”)
Consolidated S,G&A expenses were $36.0 million, or 10.8% of net sales, for the three months ended October 24, 2014, compared to $36.6 million, or 11.0% of net sales, in the corresponding period last year. The 20 bps decrease in the S,G&A ratio was driven by a 40 bps weighted increase from Bob Evans Restaurants and a 60 bps weighted decrease from BEF Foods. The most significant components of consolidated S,G&A expenses were management and selling wages and fringe benefits, transportation costs and costs related to shareholder activism.
The decrease in S,G&A was primarily due to a $2.0 million reduction of expenses related to severance and restructuring, impairment of held and used assets and disposals of property plant and equipment, a $1.4 million reduction in BEF Foods advertising costs and a $0.9 million reduction of management and selling wages. These decreases in S,G&A were partially offset by $3.7 million of professional fees related to shareholder activism incurred in the current quarter. The net impact of these items was a $1.6 million increase in S,G&A for Bob Evans Restaurants, and a $2.2 million net decrease in S,G&A for BEF Foods.
Depreciation and Amortization
Consolidated depreciation and amortization expenses (“D&A”) were $19.5 million, or 5.8% of net sales, for the three months ended October 24, 2014, compared to $18.3 million, or 5.5% of net sales, in the corresponding period last year. The 30 bps increase in the D&A ratio was driven by flat depreciation expense from Bob Evans Restaurants versus last year, and a 30 bps weighted increase from BEF Foods.
Bob Evans Restaurants’ D&A expenses were $14.8 million, or 6.1% of net sales, for the three months ended October 24, 2014, compared to $14.7 million, or 6.1% of net sales, in the corresponding period last year. D&A was higher as compared to the prior year due to the impact of the Farm Fresh Refresh remodeling initiative, which was completed in fiscal 2014. This increase was offset by the change in useful life on Farm Fresh Refresh assets completed prior to fiscal 2014.
BEF Foods’ D&A expenses were $4.7 million, or 5.1% of net sales, for the three months ended October 24, 2014, compared to $3.6 million, or 3.9% of net sales, in the corresponding period last year. The increase in D&A ratio is primarily the result of an increase in depreciable assets related to our Lima, Ohio, and Sulphur Springs, Texas, plant expansions, which were completed in fiscal year 2014.
Impairment of Assets Held for Sale
In the second quarter of the prior year, we closed on the sale of 27 nonoperating Bob Evans Restaurant properties and recorded an additional impairment charge of $0.8 million related to the two additional nonoperating properties. We also recorded a $3.0 million impairment charge to BEF Foods related to the closing of our food production plant in Richardson, Texas, as the fair value of assets at the Richardson location were determined to be lower than their carrying value.

Interest
Net interest expense for the three months ended October 24, 2014, compared to the corresponding period last year was as follows:

	Three Months Ended
(in thousands)	October 24, 2014	October 25, 2013
Gross interest expense:
Fixed-rate debt	$322	$65
Variable-rate debt	2,575	1,021
Capitalized interest	(91)	(227)
Total interest expense	2,806	859
Gross interest income:
Accretion	(458)	(419)
Other	(145)	(300)
Total interest income	(603)	(719)
Net interest expense	$2,203	$140
At October 24, 2014, $465.0 million was outstanding on our revolving Credit Agreement. A change in market interest rates will impact our Credit Agreement when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our Credit Agreement would increase our annual interest expense by approximately $4.7 million, assuming the $465.0 million outstanding at the end of the three months ended October 24, 2014, was outstanding for the entire year.
Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was 11.3% for the three months ended October 24, 2014, as compared to 28.6% for the corresponding period a year ago. The decrease in tax rate was primarily driven by the domestic production activities deduction, benefits from a Company owned life insurance policy recorded in the second quarter, and discrete items related to Work Opportunity Tax Credits and state refunds received.
Six Months Ended October 24, 2014, as Compared to Six Months Ended October 25, 2013
The following tables reflect data for the six months ended October 24, 2014, compared to the prior year’s six months ended October 25, 2013. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The table also includes data for our two segments – Bob Evans Restaurants and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Consolidated Results
(in thousands)	October 24, 2014		October 25, 2013
	$	%	$	%
Net sales	$659,619		$662,049
Cost of sales	229,475	34.8%	220,246	33.3%
Operating wages and fringe benefit expenses	207,214	31.4%	204,817	30.9%
Other operating expenses	99,481	15.1%	98,382	14.9%
Selling, general and administrative expenses	74,667	11.3%	69,819	10.5%
Depreciation and amortization expense	39,448	6.0%	35,511	5.4%
Impairment of assets held for sale	258	—%	12,380	1.9%
Operating income	$9,076	1.4%	$20,894	3.2%

	Bob Evans Restaurants				BEF Foods
(in thousands)	October 24, 2014		October 25, 2013		October 24, 2014		October 25, 2013
	$	%	$	%	$	%	$	%
Net sales	$481,302		$485,051		$178,317		$176,998
Cost of sales	127,376	26.5%	122,574	25.3%	102,099	57.3%	97,672	55.2%
Operating wages and fringe benefit expenses	186,847	38.8%	185,175	38.2%	20,367	11.4%	19,642	11.1%
Other operating expenses	85,207	17.7%	83,326	17.2%	14,274	8.0%	15,056	8.5%
Selling, general and administrative expenses	43,057	8.9%	37,295	7.7%	31,610	17.7%	32,524	18.4%
Depreciation and amortization expense	30,130	6.3%	28,907	6.0%	9,318	5.2%	6,604	3.7%
Impairment of assets held for sale	258	0.1%	9,380	1.9%	—	—%	3,000	1.7%
Operating income	$8,427	1.8%	$18,394	3.8%	$649	0.4%	$2,500	1.4%
Sales
Consolidated net sales decreased 0.4% to $659.6 million for the six months ended October 24, 2014, compared to $662.0 million in the corresponding period last year. The net sales decrease was comprised of a decrease of $3.7 million in Bob Evans Restaurants with an offset of an increase of $1.3 million in Bob Evans Foods.
Bob Evans Restaurants’ net sales decreased $3.7 million, a 0.8% decrease, for the six months ended October 24, 2014, compared to the corresponding period last year. The decrease in net sales in the six months ended October 24, 2014, was primarily the result of a 1.0% decline in same-store sales as compared to the corresponding period last year, partially offset by sales at new stores opened since mid-fiscal 2014.
Same-store sales computations for a given period are based on net sales of restaurants that are open for at least 18 months prior to the start of that period. Net sales of restaurants to be rebuilt are excluded for all periods in the same-store sales computation when construction of the replacement building commences. Closed restaurant days for restaurants included in the Farm Fresh Refresh remodel initiative are included in the same-store sales base in the prior year. Net sales of closed restaurants are excluded from the same-store sales computation in the period in which the restaurants are closed.
The BEF Foods segment sales increased by $1.3 million, or 0.7%, in the six months ended October 24, 2014, compared to the corresponding period last year. The increase in sales was primarily due to pricing increases implemented to offset higher sow costs as compared to the prior year. These pricing increases were partially offset by a 5.3% reduction in overall pounds sold, primarily the result of a 17.6% decline in sausage sales. Adjusting for sales in the prior year at the Company’s Irvine, California, production facility (sold during the second quarter of fiscal 2014), pounds sold decreased by 0.8%. Refer to the table below for pounds sold by category in the six months ended October 24, 2014, and corresponding period last year.

(in millions)	October 24, 2014		October 25, 2013
Category	Pounds	%	Pounds		%
Sausage	20.0	19.9%	24.3		24.0%
Sides	44.3	44.1%	42.2		41.7%
Frozen	4.8	4.8%	5.4		5.3%
Food Service	27.0	26.9%	25.5	(1)	25.2%
Other	4.4	4.4%	3.9		3.8%
Total	100.5		101.3
(1)    Excludes 4.8 million pounds sold at the Company's Irvine, California, production facility

Cost of Sales
Consolidated cost of sales (cost of materials) was $229.5 million, or 34.8% of net sales, in the six months ended October 24, 2014, compared to $220.2 million, or 33.3% of net sales, in the corresponding period a year ago. The 150 bps increase in the cost of sales ratio was driven by a 90 bps weighted increase in Bob Evans Restaurants and a 60 bps weighted increase in BEF Foods.

Bob Evans Restaurants’ cost of sales, predominantly food costs, was $127.4 million, or 26.5% of net sales, for the six months ended October 24, 2014, compared to $122.6 million, or 25.3% of net sales, in the corresponding period a year ago. The increase in cost of sales as a percentage of net sales was primarily due to menu mix, increased discount activity. and commodity cost increases. The commodity cost increases were driven by sausage and other pork items.
BEF Foods’ cost of sales was $102.1 million, or 57.3% of net sales, in the six months ended October 24, 2014, compared to $97.7 million, or 55.2% of net sales, in the corresponding period a year ago. The increase as a percentage of sales was due primarily to a $7.4 million increase in incremental sow and pork trim costs. Sow costs averaged $83.03 per hundredweight, in the six months ended October 24, 2014, compared to $70.79 per hundredweight, in the corresponding period last year. Plant inefficiencies at our Sulphur Springs, Texas, and Lima, Ohio, facilities resulted in lower yield and increased spoilage, which also contributed to the higher cost of sales ratio. These higher costs were partially offset by higher pricing and a reduction in trade spending.
Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses (“operating wages”) were $207.2 million, or 31.4% of net sales, in the six months ended October 24, 2014, compared to $204.8 million, or 30.9% of net sales, in the corresponding period last year. The 50 bps increase in the operating wages ratio was driven by a 40 bps weighted increase from Bob Evans Restaurants and a 10 bps weighted increase from BEF Foods.
Bob Evans Restaurants’ operating wages were $186.8 million, or 38.8% of net sales, in the six months ended October 24, 2014, compared to $185.2 million or 38.2% of net sales, in the corresponding period last year. Operating wages were higher as compared to the corresponding period last year primarily due to a $2.2 million increase in costs related to our health care costs, partially offset by a $0.7 million decrease in incentives.
In BEF Foods, operating wages were $20.4 million, or 11.4% of net sales, for the six months ended October 24, 2014, compared to $19.6 million, or 11.1% of net sales, in the corresponding period last year. Operating wages increased due to expanded production activities at our Sulphur Springs, Texas, plant and an additional production line at our Lima, Ohio, plant as well as increased costs related to our health insurance coverage.
Other Operating Expenses
Consolidated other operating expenses were $99.5 million, or 15.1% of net sales, for the six months ended October 24, 2014, compared to $98.4 million, or 14.9% of net sales, in the corresponding period last year. The 20 bps increase in the other operating expenses ratio was driven by a 40 bps weighted increase from Bob Evans Restaurants, offset by a 20 bps weighted decrease from BEF Foods. Approximately 85% of other operating expenses in the six months ended October 24, 2014, occurred in Bob Evans Restaurants. The most significant components of other operating expenses were utilities, restaurant advertising, restaurant supplies, repairs and maintenance, non-income based taxes and credit/debit/gift card processing fees.
Bob Evans Restaurants’ other operating expenses were $85.2 million, or 17.7% of net sales, for the six months ended October 24, 2014, compared to $83.3 million, or 17.2% of net sales, in the corresponding period last year. The increase in other operating expenses as a percentage of sales is primarily due to a $1.9 million increase in advertising and other promotional costs, a $1.4 million increase in repairs and maintenance and $0.3 million increases in utilities and credit card fee processing costs, partially offset by $2.0 million of nonrecurring preopening expenses associated with our Farm Fresh Refresh remodeling program which was completed in fiscal 2014.
BEF Foods’ other operating expenses were $14.3 million, or 8.0% of net sales, for the six months ended October 24, 2014, compared to $15.1 million, or 8.5% of net sales, in the corresponding period last year. The decrease in the other operating expenses is partially due to a decrease in general insurance costs and repairs and maintenance expense.
Selling, General and Administrative Expenses (“S,G&A”)
Consolidated S,G&A expenses were $74.7 million, or 11.3% of net sales, for the six months ended October 24, 2014, compared to $69.8 million, or 10.5% of net sales, in the corresponding period last year. The 80 bps increase in the S,G&A ratio was driven by a 90 bps weighted increase from Bob Evans Restaurants, offset by a 10 bps weighted decrease from BEF Foods. The most significant components of consolidated S,G&A expenses were management and selling wages and fringe benefits, transportation costs, costs related to shareholder activism and strengthening the Company's internal processes and controls over financial reporting, impairment and severance costs.
The increase in S,G&A was due primarily to an $8.3 million increase in professional fees, which includes legal fees, costs related to shareholder activism and strengthening the Company’s internal processes and controls over financial reporting and other professional fees, including costs incurred to improve efficiencies at our BEF Foods production facilities. These costs were partially offset by a $2.0 million reduction in severance and restructuring charges and a $1.2 million reduction in BEF Foods advertising costs. The net impact of these items was a $5.8 million increase in S,G&A for Bob Evans Restaurants, and a net $0.9 million decrease in S,G&A for BEF Foods.
Depreciation and Amortization
Consolidated depreciation and amortization expenses (“D&A”) were $39.4 million, or 6.0% of net sales, for the six months ended October 24, 2014, compared to $35.5 million, or 5.4% of net sales, in the corresponding period last year. The 60 bps increase in the D&A ratio was driven by a 20 bps increase from Bob Evans Restaurants and a 40 bps increase from BEF Foods.
Bob Evans Restaurants’ D&A expenses were $30.1 million, or 6.3% of net sales, for the six months ended October 24, 2014, compared to $28.9 million, or 6.0% of net sales, in the corresponding period last year. The increase in D&A expenses is primarily the result of our Farm Fresh Refresh remodeling initiative.
BEF Foods’ D&A expenses were $9.3 million, or 5.2% of net sales, for the six months ended October 24, 2014, compared to $6.6 million, or 3.7% of net sales, in the corresponding period last year. The increase in D&A ratio is primarily the result of an increase in depreciable assets related to our Lima, Ohio, and Sulphur Springs, Texas, plant expansions, which were completed in the prior year.
Impairment of Assets Held for Sale
We assess the carrying value of our goodwill, other intangible assets and long-lived assets whenever circumstances indicate that a decline in value may have occurred.
We recorded an impairment charge on assets classified as held for sale of $0.3 million for the six months ended October 24, 2014, compared to $12.4 million in the corresponding period last year.
Bob Evans Restaurants incurred an impairment charge on assets held for sale in the current year on one nonoperating property when its fair value was determined to be lower than its carrying value. Impairment charges of $9.4 million were recorded on 29 nonoperating properties in the six months ended October 25, 2013, related to the decision to sell those properties. At the end of fiscal 2014, 28 of those properties had been sold. The remaining property is no longer classified as held for sale and has resumed depreciation.
BEF Foods incurred an impairment charge of $3.0 million on assets held for sale in the six months ended October 25, 2013. The charge related to plans to close our food production plant in Richardson, Texas, as the fair value of assets at the Richardson location were determined to be lower than their carrying value.

Interest
Net interest expense for the three months ended October 24, 2014, compared to the corresponding period last year was as follows:

	Six Months Ended
(in thousands)	October 24, 2014	October 25, 2013
Gross interest expense:
Fixed-rate debt	$485	$130
Variable-rate debt	4,654	1,860
Capitalized interest	(147)	(437)
Total interest expense	4,992	1,553
Gross interest income:
Accretion	(903)	(1,081)
Other	(270)	(488)
Total interest income	(1,173)	(1,569)
Net interest expense	$3,819	$(16)
At October 24, 2014, $465.0 million was outstanding on our revolving Credit Agreement. A change in market interest rates will impact our credit facility when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our Credit Agreement would increase our annual interest expense by approximately $4.7 million, assuming the $465.0 million outstanding at the end of the six months ended October 24, 2014, was outstanding for the entire year.
Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was 4.5% for the first six months of fiscal year 2015, as compared to 30.0% for the corresponding period a year ago. The decrease in tax rate was primarily driven by the domestic production activities deduction, benefits from a Company owned life insurance policy recorded in the second quarter, and discrete items in the first and second quarters related to Work Opportunity Tax Credits and state refunds received.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operating activities and the borrowing capacity under our $750.0 million revolving Credit Agreement with a consortium of banks, which expires in January 2019.
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
Capital expenditures were $37.0 million and $117.7 million, respectively, for the six months ended October 24, 2014, and October 25, 2013. In the six months ended October 24, 2014, capital expenditures primarily related to new restaurant construction and our new Enterprise Resource Planning ("ERP") system. In the six months ended October 25, 2013, capital expenditures primarily related to our Farm Fresh Refresh remodeling initiative for Bob Evans Restaurants, plant expansions for BEF Foods and completion of our corporate headquarters. In fiscal 2015, capital expenditures are expected to approximate $80.0 million to $85.0 million and include expenditures for up to seven new restaurants, the ongoing development and integration of an ERP system, rollout of the Broasted® Chicken platform and continuing infrastructure maintenance.
During each of the first and second quarters of fiscal year 2015, we paid cash dividends of $0.31 per share, compared to dividends of $0.275 and $0.31 per share in the first and second quarters of fiscal year 2014, respectively. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends will be at the discretion of our Board of Directors.
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
On January 2, 2014, we entered into a $750 million Revolving Credit Facility Amended and Restated Credit Agreement. The Credit Agreement represents a syndicated secured revolving credit facility under which up to $750 million will be available with a letter of credit sub-facility of $50 million, and an accordion option to increase the revolving credit commitment to $1.05 billion. It is secured by the stock pledges of certain material subsidiaries. Borrowings under the Credit Agreement bear interest, at our option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 0.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.50%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.00%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. Our effective interest rate for the Credit Agreement was 1.84% during the six months ended October 24, 2014. As of October 24, 2014, we had outstanding borrowings of $465.0 million under our credit facility and $12.1 million was reserved for certain standby letters of credit.
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our Credit Agreement contains financial covenants that require us to maintain specified ratios at October 24, 2014, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.50 to 1.00. An amendment to the Credit Agreement was executed during the first quarter of fiscal 2015 to increase the Maximum Leverage Ratio for the period starting July 25, 2014, through July 22, 2016. As of October 24, 2014, our coverage ratio was 15.58, and our leverage ratio was 3.81, as defined in our Credit Agreement. Our Credit Agreement also limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. The Credit Agreement also allows for the incurrence of additional indebtedness of up to $300 million, a sale leaseback of our real estate of up to $100 million and mortgage indebtedness on our corporate headquarters of up to $50 million. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement to extend further credit may be terminated. We are in compliance with all of the financial covenant requirements of our Credit Agreement as of October 24, 2014.
Operating activities
Net cash provided by operating activities was $40.0 million and $71.1 million for the six months ended October 24, 2014, and October 25, 2013, respectively. The decrease in cash provided by operating activities as compared to a year ago is primarily due to a decrease in net income from operations and a decrease of $10.7 million in federal and state income tax refunds received in fiscal 2015 as compared to the corresponding period last year.
Investing activities
Cash used in investing activities was $36.1 million and $112.0 million for the six months ended October 24, 2014, and October 25, 2013, respectively.
The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures of $80.7 million compared to the prior year, as the Company has completed the Farm Fresh Refresh remodeling initiative, the major BEF Foods plant expansions and construction of our corporate headquarters. Capital expenditures in the current year primarily relate to a new enterprise resource planning system and new restaurant construction. We opened one new restaurant in the first quarter and expect to open four and two restaurants in the third and fourth quarters, respectively.
Financing activities
Cash used in financing activities was $8.0 million for the six months ended October 24, 2014, as compared to cash provided by financing activities of $36.8 million for the six months ended October 25, 2013. The decrease in the cash provided by financing activities was primarily due to credit facility borrowing of $6.1 million in the current year as compared to $116.8 in the corresponding period last year, partially offset by repurchases of treasury stock of $75.5 million in the prior year.
Contractual obligations
Other than the amendment to our Credit Agreement, discussed in footnote 2, there have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in our Annual Report on Form 10-K, for the fiscal year ended April 25, 2014.

Off-Balance Sheet Arrangements
As of October 24, 2014, we have not entered into any “off-balance sheet” arrangements with unconsolidated entities or other persons, as that term is defined by the Securities and Exchange Commission.
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
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
As previously disclosed in Item 9A of our Form 10-K for the year ended April 25, 2014, management concluded that there was a material weakness in internal control over financial reporting related to our current and deferred income tax accounting. While we believe we have made significant progress in our remediation efforts of this material weakness and have implemented enhanced controls, we were unable to sufficiently test the operating effectiveness of the revised control processes as the enhanced controls have not been in place long enough to provide assurance to support the conclusion that the material weakness has been fully remediated. As such, management has concluded that the identified material weakness related to current and deferred income tax accounting has not been remediated as of October 24, 2014.
As previously disclosed in Item 4 of our Quarterly Report in Form 10-Q for the fiscal quarter ended October 25, 2013, management concluded that there was a material weakness in internal controls over financial reporting related to property, plant and equipment accounting, more specifically timely capitalization and the recording of depreciation expense. While we believe we have made significant progress in our remediation efforts of this material weakness and have implemented enhanced controls, we were unable to sufficiently test the operating effectiveness of the revised control processes as the enhanced controls have not been in place long enough to provide assurance to support the conclusion that the material weakness has been fully remediated. As such, management has concluded that the identified material weakness related to property, plant and equipment accounting has not been remediated as of October 24, 2014.
During the second quarter of fiscal 2015, we discovered an error in the classification of our credit facility borrowings which overstated current liabilities by $458,836 and understated long term liabilities by the same amount at July 25, 2014. At the end of fiscal 2014 our credit facility borrowings were classified as short term based on our assessment of the Company's inability to meet its leverage ratio covenant, as defined at that time, during fiscal 2015. On July 23, 2014, we amended the terms of the credit agreement, which included an increase to the maximum leverage ratio for the fiscal quarter ending July 25, 2014, through July 22, 2016. Subsequent to this amendment, our credit facility borrowings should have been classified as a long term liability. Accordingly, management amended the fiscal year 2015 Q1 Form 10-Q to restate the debt presentation and concluded there was a material weakness in internal controls over financial reporting related to management's review of the balance sheet classification of its Credit Agreement. The Company has developed a remediation plan to address the material weakness and expects to be remediated by the end of fiscal 2015.
Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended October 24, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
With the participation of our management, including Bob Evans’ principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, Bob Evans’ principal executive officer and principal financial officer have concluded that because of the material weakness in internal controls over financial reporting related to our current and deferred income tax accounting, the material weakness in internal controls over financial reporting related to property, plant and equipment accounting and the material weakness in internal control over financial reporting related to debt classification, disclosure controls and procedures were not effective.
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
In August 2012, a former Bob Evans Restaurant employee filed an action against the Company in the United States District Court for the Southern District of Ohio (the “Ohio District Court”). The lead plaintiff alleged that the Company violated the Fair Labor Standards Act by failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers employed at Bob Evans Restaurants between August 2009 and present. The Court has since approved the substitution of another former employee as the lead plaintiff. Plaintiff filed a motion for conditional certification of the class, we filed a motion in opposition to the same, and the Ohio District Court granted conditional certification on December 5, 2013. The proceedings remain in the early stages with significant uncertainty as to factual issues, outcome of legal proceedings, and likely number of opt-in plaintiffs and/or damages claimed. We do not believe based on currently available information, that the outcome of this matter will have a material adverse effect on our financial condition, though an adverse outcome could be material to our results of operations for a particular period. We believe the claims are without merit and intend to vigorously contest the action. An amount or range of a reasonably possible loss cannot be estimated.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 25, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 25, 2014, the Board of Directors authorized a stock repurchase program for up to $100.0 million. The program will authorize the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. The ability to repurchase stock and complete the repurchase program is dependent upon the Company having available funds and complying with the financial covenants and other restrictions contained within the Company’s credit facility and the repurchase authorization.
On August 20, 2014, the Board of Directors increased the authorization for the current stock repurchase plan to $150.0 million and extended the authorization period through fiscal 2016.
We did not repurchase any shares of our common stock during the six months ended October 24, 2014.
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
Dated October 24, 2014
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