Form 10-Q
period 2015-01-23
BOB EVANS FARMS INC
filed 2015-03-04
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 23, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
As of February 27, 2015, the registrant had 23,643,950 common shares outstanding.

BOB EVANS FARMS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(in thousands)
	Unaudited January 23, 2015	April 25, 2014
Assets
Current Assets
Cash and equivalents	$3,824	$7,826
Accounts receivable, net	28,103	30,688
Inventories	25,409	25,243
Deferred income taxes	17,927	18,656
Federal and state income taxes receivable	21,317	25,824
Prepaid expenses	4,338	4,281
Current assets held for sale	5,205	3,308
Total Current Assets	106,123	115,826
Property, Plant and Equipment	1,619,712	1,588,790
Less accumulated depreciation	762,774	715,867
Net Property, Plant and Equipment	856,938	872,923
Other Assets
Deposits and other	4,416	3,442
Long-term note receivable	17,948	16,243
Long-term investments	31,842	31,972
Goodwill	19,634	19,634
Other intangible assets	3,153	3,270
Long-term assets held for sale	—	2,251
Total Other Assets	76,993	76,812
Total Assets	$1,040,054	$1,065,561
Liabilities and Stockholders’ Equity
Current Liabilities
Credit facility borrowings	$—	$458,898
Current portion of long-term debt	409	—
Accounts payable	29,569	29,064
Accrued property, plant and equipment purchases	4,884	5,841
Accrued non-income taxes	14,523	17,843
Accrued wages and related liabilities	25,157	21,574
Self-insurance reserves	20,999	19,874
Deferred revenue	18,217	12,967
Other accrued expenses	27,183	33,024
Total Current Liabilities	140,941	599,085
Long-Term Liabilities
Deferred compensation	39,579	35,731
Federal and state income taxes	4,731	4,959
Deferred income taxes	27,504	32,829
Deferred rent and other	6,594	6,534
Credit facility borrowings and other long term debt	447,582	835
Total Long-Term Liabilities	525,990	80,888
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000 shares; issued 42,638 shares at January 23, 2015, and April 25, 2014	426	426
Capital in excess of par value	222,381	225,562
Retained earnings	838,641	849,619
Treasury stock, 18,994 shares at January 23, 2015, and 19,175 shares at April 25, 2014, at cost	(688,325)	(690,019)
Total Stockholders’ Equity	373,123	385,588
Total Liabilities and Stockholders' Equity	$1,040,054	$1,065,561
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME
UNAUDITED

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Net Sales	$357,177	$340,132	$1,016,796	$1,002,181
Cost of sales	124,544	118,381	354,019	338,626
Operating wage and fringe benefit expenses	109,116	103,904	319,158	308,721
Other operating expenses	49,096	48,451	148,165	146,833
Selling, general and administrative expenses	46,345	39,350	118,596	109,170
Depreciation and amortization expense	20,403	22,092	59,851	57,603
Impairment of assets held for sale	—	—	258	12,380
Operating Income	7,673	7,954	16,749	28,848
Net interest expense	2,406	875	6,225	859
Income Before Income Taxes	5,267	7,079	10,524	27,989
Provision (Benefit) for income taxes	(653)	544	(419)	6,825
Income From Continuing Operations	5,920	6,535	10,943	21,164
Loss from discontinued operations, net of income taxes	—	(354)	—	(488)
Net Income	$5,920	$6,181	$10,943	$20,676
Earnings Per Share— Income from Continuing Operations
Basic	$0.25	$0.25	$0.47	$0.78
Diluted	$0.25	$0.25	$0.46	$0.78
Loss Per Share—Loss from Discontinued Operations
Basic	—	(0.01)	—	(0.02)
Diluted	—	(0.01)	—	(0.02)

Earnings Per Share—Net Income
Basic	$0.25	$0.24	$0.47	$0.76
Diluted	$0.25	$0.24	$0.46	$0.76

Cash Dividends Paid Per Share	$0.310	$0.310	$0.930	$0.895

Weighted Average Shares Outstanding
Basic	23,515	26,336	23,487	26,970
Dilutive shares	231	41	230	93
Diluted	23,746	26,377	23,717	27,063
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	(in thousands)
	Nine Months Ended
	January 23, 2015	January 24, 2014
Operating activities:
Net income	$10,943	$20,676
Less loss from discontinued operations	—	488
Income from continuing operations	10,943	21,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,851	57,603
Impairment of assets held for sale	258	12,380
Loss on disposal and impairment of held and used fixed assets	4,615	4,124
Gain on long-term investments	(204)	(1,865)
Deferred compensation	5,633	2,178
Stock based compensation	2,158	5,165
Accretion on long-term note receivable	(1,374)	(1,500)
Deferred income taxes	(4,596)	(1,867)
Amortization of deferred financing costs	749	223
Cash provided by (used for) assets and liabilities:
Accounts receivable	2,585	(2,076)
Inventories	(166)	(1,642)
Prepaid expenses	(57)	1,116
Accounts payable	505	(491)
Federal and state income taxes	4,279	8,524
Accrued wages and related liabilities	(97)	(5,416)
Self-insurance	1,125	1,184
Accrued non-income taxes	(3,320)	322
Deferred revenue	5,250	4,252
Other assets and liabilities	(6,927)	2,504
Net cash provided by operating activities	81,210	105,882
Investing activities:
Purchase of property, plant and equipment	(58,921)	(157,275)
Proceeds from sale of property, plant and equipment	9,696	6,900
Deposits and other	(246)	(14)
Net cash used in investing activities	(49,471)	(150,389)
Financing activities:
Cash dividends paid	(21,921)	(24,220)
Gross proceeds from credit facility borrowings and other long-term debt	316,253	402,794
Gross repayments of credit facility borrowings and other long-term debt	(327,995)	(231,399)
Payments of debt issuance costs	(1,279)	(2,039)
Purchase of treasury stock	—	(114,049)
Proceeds from issuance of stock awards and treasury stock	478	12,866
Cash paid for taxes on employee stock option exercises	(1,790)	(4,691)
Excess tax benefits from stock-based compensation	513	2,132
Net cash (used in) provided by financing activities	(35,741)	41,394
Net cash (used in) operations	(4,002)	(3,113)
Net cash (used in) operating activities of discontinued operations	—	(488)
Net cash (used in) discontinued operations	—	(488)
Cash and equivalents at the beginning of the period	7,826	9,010
Cash and equivalents at the end of the period	$3,824	$5,409
The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. Summary of Significant Accounting Policies
Unaudited Consolidated Financial Statements: The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by U.S. generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. No significant changes have occurred in the financial disclosures made in our Form 10-K for the fiscal year ended April 25, 2014 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements). Throughout the Unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements, dollars are in thousands, except share amounts.
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
Notes Receivable: As a result of the sale of Mimi’s Café to Le Duff America, Inc. ("Le Duff") in the fourth quarter of fiscal 2013, we received a Promissory Note ("the Note") for $30,000. The Note has an annual interest rate of 1.5% and a term of seven years. The principal and interest are payable in full at maturity. Partial prepayments are required prior to maturity if the buyer reaches certain levels of EBITDA during specified periods, or upon a sale or liquidation. The buyer covenanted to and did provide funding of at least $10,000 through the initial 18-months after closing. To the extent of such capital being funded but not repaid, we agreed to subordinate our right to repayment under the Note until the buyer has first received a repayment of its funding. Our right to repayment under the Note is subordinated to third-party lenders. The Note is valued using a discounted cash flow model. The Company recognized accretion income on the Note of $471 and $1,374 for the three and nine months ended January 23, 2015, and $419 and $1,500 for the three and nine months ended January 24, 2014. These gains are reflected within the Net Interest Expense caption of the Consolidated Statements of Net Income.
Inventories:    We value our Bob Evans Restaurants inventories at the lower of first-in, first-out cost (“FIFO”) or market and our BEF Foods inventories are determined on an average cost method which approximates a FIFO basis due to the perishable nature of our inventory. Inventory includes raw materials and supplies ($15,298 at January 23, 2015, and $16,163 at April 25, 2014) and finished goods ($10,111 at January 23, 2015, and $9,080 at April 25, 2014).
Property, Plant and Equipment: Property, plant and equipment are recorded at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to fiscal 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (10 to 50 years) and machinery and equipment (3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the initial lease terms.
During the three month period ending July 25, 2014, we reassessed our overall long-range capital plan and revised the anticipated timing for future store remodel initiatives. It is now anticipated that assets capitalized under the Farm Fresh Refresh remodeling program will have an estimated total life of ten years, rather than seven years, and accordingly useful lives for those affected assets were modified in the first quarter of fiscal year 2015.
We have capitalized $26,005 related to a new Enterprise Resource Planning system ("ERP"). During the three and nine months ended January 23, 2015, we capitalized internal labor costs of $1,077 and $3,473, respectively. This includes $771 of capitalized costs for ERP and $306 for restaurant construction in the three months ended January 23, 2015, and $2,528 for ERP and $945 for restaurant construction in the nine months ended January 23, 2015. During the three and nine months ended January 24, 2014, we capitalized internal labor costs of $953 and $3,075, respectively. This includes $574 of capitalized costs for ERP and $379 for restaurant construction in the three months ended January 24, 2014, and $1,687 for ERP and $1,388 for restaurant construction in the nine months ended January 24, 2014.
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
Assets for two Bob Evans Restaurants' nonoperating locations and our former Richardson, Texas, plant location totaling $5,205 are classified as Current assets held for sale in the Consolidated Balance Sheet as of January 23, 2015.To be consistent with current period presentation, we have reclassified the assets for the two Bob Evans Restaurants' nonoperating locations to the Long-term assets held for sale line in the Consolidated Balance Sheets as of April 25, 2014.
Goodwill and Other Intangible Assets: Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $19,634 as of January 23, 2015, and April 25, 2014. Other intangible assets were $3,153 and $3,270 as of January 23, 2015, and April 25, 2014, respectively. The goodwill and intangible assets are related to the BEF Foods segment. Of the $3,153 of intangible assets, $2,761 represents indefinite-lived trademark assets that are not subject to amortization and $392 represents definite-lived non-compete agreements that are amortized on a straight-line basis over the estimated economic life of five years. Goodwill and trademark intangible assets are tested for impairment during the fourth quarter each year or on a more frequent basis when indicators of impairment exist.
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
Options to purchase 34,419 and 40,627 shares of common stock were excluded from the three and nine months ended January 23, 2015, diluted earnings-per-share calculation because they were antidilutive.
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
Reporting Segments: We have two business segments: Bob Evans Restaurants and BEF Foods. See Note 10 for detailed segment information.
The revenues from these two segments include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements. Operating income represents earnings before interest and income taxes.
Other Compensation Plans:   We have a defined contribution plan ("401(k)") that is available to substantially all employees who have at least 1,000 hours of service. We also have nonqualified deferred compensation plans, the Bob Evans Executive Deferral Plan (“BEEDP”) and Bob Evans Directors’ Deferral Plan (“BEDDP”), which provides certain executives and Board of Directors members, respectively, the opportunity to defer a portion of their current income to future years. Our annual matching contributions to the plans are at the discretion of our Board of Directors. The Supplemental Executive Retirement Plan (“SERP”) provides awards in the form of nonqualified deferred cash compensation.
Long-term Investments: Long-term investments include assets held under certain deferred compensation arrangements, which primarily represent the cash surrender value of company-owned life insurance policies. These long term investments are intended to be used as a source of funds to match respective funding obligations to participants in our nonqualified deferred compensation plans. Long-term investments totaled $31,842 and $31,972 as of January 23, 2015, and April 25, 2014, respectively and are restricted to their use as noted above. Change in the cash surrender value for these investments is reflected within the “Selling, general and administrative expenses” line (“S,G&A”) in the Consolidated Statements of Net Income.
Financial Instruments: The fair value of our financial instruments approximate their carrying values at January 23, 2015. We do not use derivative financial instruments for speculative purposes.
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
We are from time-to-time involved in ordinary and routine litigation, typically involving claims from customers, employees and others related to operational issues common to the restaurant and food manufacturing industries. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations. See Note 9 for further information.
Reclassifications: Certain prior period amounts have been reclassified or adjusted to conform to the current presentation.
We reclassified $1,482 and $3,931 of wages expense related to our store management training program incurred in the three and nine months, respectively, ended January 24, 2014, from the S,G&A expenses line to the operating wage and fringe benefit expenses line on the Consolidated Statements of Net Income. We believe that these costs are better classified as wage expense rather than S,G&A expense. Such reclassifications had no impact on reported net income.
We have reclassified to correct $2,755 of accrued promotional incentives sales deductions for the year ended April 25, 2014, from the other accrued expenses line to the accounts receivable line on the Consolidated Balance Sheets. These deductions are now classified in accounts receivable as they are reductions in what is owed to the Company from its customers.
We have reclassified the presentation of fiscal 2014 gross proceeds from, and repayments of, credit facility borrowings to conform with current year presentation.
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
2. Debt
As of January 23, 2015, long-term debt was comprised of the outstanding balance on our Revolving Credit Facility Amended and Restated Credit Agreement ("Credit Agreement") of $444,409, the long term portion of a $3,000 Research and Development Investment Loan ("R&D Loan") with the State of Ohio totaling $2,323 and an interest-free loan of $1,000, due ten years from the date of borrowing, with imputed interest, which as a result is discounted to $850. Refer to the table below:

	January 23, 2015		April 25, 2014
Credit Agreement borrowings	$444,409		$458,898
R&D Loan	2,732		—
Interest-free loan	850		835
Total borrowings	447,991		459,733
Less current portion	(409)	(1)	(458,898)	(2)
Long term debt	$447,582		$835
(1)    Obligations due in the next twelve months on the R&D Loan, as of January 23, 2015.
(2)    Credit Agreement borrowings were classified as a current liability as of April 25, 2014.

On January 2, 2014, we entered into a $750,000 Credit Agreement. The Credit Agreement represents a syndicated secured revolving credit facility under which up to $750,000 will be available, with a letter of credit sub-facility of $50,000, and an accordion option to increase the revolving credit commitment to $1,050,000. It is secured by the stock pledges of certain material subsidiaries. This agreement replaced our existing variable-rate revolving credit facility. Borrowings under the Credit Agreement bear interest, at Borrower’s option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 0.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.50%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.00%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. We incurred financing costs of $2,064 associated with this refinancing, which along with previous unamortized debt financing costs of $760 are being amortized over five years.
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
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our Credit Agreement contains financial covenants that require us to maintain a specified minimum coverage ratio and maximum leverage ratio at January 23, 2015, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.25 to 1.00. The maximum leverage ratio decreases to 4.00 to 1.00 as of fiscal 2015 year end. As of January 23, 2015, our minimum coverage ratio was 12.81, and our leverage ratio was 3.69, as defined in our Credit Agreement. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement to extend further credit may be terminated. There were no covenant violations during the three months ended January 23, 2015. The Credit Agreement also allows for the incurrence of additional indebtedness of up to $300,000, a sale leaseback of our real estate of up to $100,000, and mortgage indebtedness on our corporate headquarters of up to $50,000.
Our effective interest rate for the Credit Agreement was 2.31% and 1.57% for the three months ended January 23, 2015, and January 24, 2014, respectively, and 2.00% and 1.50% for the nine months ended January 23, 2015, and January 24, 2014, respectively. Of our total letter of credit sub-facility, $12,424 was used for certain stand-by letters of credit at January 23, 2015. The Credit Agreement has a maturity date of January 2, 2019.

As of January 23, 2015, we had $444,409 outstanding on the Credit Agreement. The primary purposes of the Credit Agreement is to fund working capital, capital expenditures, stock repurchases, joint ventures and acquisitions and other general corporate purposes as well as for trade and standby letters of credit. A one percent increase in the benchmark rate used for our Credit Agreement would increase our annual interest expense by approximately $4,506 assuming the $444,409 outstanding at the end of the third quarter of fiscal 2015 was outstanding for the entire year. Outstanding borrowings on the Credit Agreement are classified as a long-term liability as of January 23, 2015, and were classified as a current liability as of April 25, 2014. At the end of fiscal 2014 our Credit Agreement borrowings were classified as short term based on our assessment of the Company's inability to meet its leverage ratio covenant, as defined at that time, during fiscal 2015. The change in classification was made in the first quarter of fiscal 2015 as the Company amended the Credit Agreement to increase the leverage ratio requirement.
In the first quarter of fiscal 2015, we obtained a $3,000 R&D Loan from the State of Ohio. The R&D Loan has a term of seven years, a variable interest rate as low as 2.00% and certain available tax incentives provided we meet certain requirements related to headcount, wages and capital expenditures. The inability to meet these requirements could result in a change in interest rate or make the loan become immediately due and payable. The R&D Loan was used to fund the purchase cost of machinery and equipment for our test kitchen.
3. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was a (12.4)% benefit for the three months ended January 23, 2015, as compared to 7.7% for the corresponding period a year ago. The Company’s effective income tax rate was a (4.0)% benefit for the first nine months of fiscal year 2015, as compared to 24.4% for the corresponding period a year ago. The decrease in tax rate for both the three and nine months ended January 23, 2015, as compared to the corresponding period last year, was primarily driven by the domestic production activities deduction, benefits from a company-owned life insurance policy, Work Opportunity Tax Credits and the resolution of uncertain tax position reserves.
4. Restructuring and Severance Charges
We recorded no pretax restructuring charges in the three months ended January 23, 2015, and $1,288 in the corresponding period last year. We recorded pretax restructuring charges of $950 and $4,370 for the nine months ended January 23, 2015, and January 24, 2014, respectively. These costs, reflected in S,G&A, relate to organizational realignments and closures of production facilities.
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

The components of the restructuring and severance charges are summarized below by reporting segment for the nine months ended January 23, 2015, and January 24, 2014:

	Bob Evans Restaurants	BEF Foods	Total
Balance, April 25, 2014	$486	$741	$1,227
Severance and related restructuring charges	285	665	950
Amounts paid	(771)	(1,094)	(1,865)
Balance, January 23, 2015	$—	$312	$312

	Bob Evans Restaurants	BEF Foods	Total
Balance, April 26, 2013	$1,260	$2,560	$3,820
Severance and related restructuring charges	1,838	2,532	4,370
Adjustments	(131)	—	(131)
Amounts paid	(2,380)	(3,410)	(5,790)
Balance, January 24, 2014	$587	$1,682	$2,269
5. Impairments and Loss on Sale of Assets
We measure certain assets and liabilities at fair value on a nonrecurring basis, including, long-lived assets that have been reduced to fair value when they are held for sale and long-lived assets that are written down to fair value when they are impaired.
We evaluate the carrying amount of long-lived assets held and used in the business periodically and when events and circumstances warrant such a review to ascertain if any assets have been impaired. A long-lived asset group is considered impaired when the carrying value of the asset group exceeds its fair value. The impairment loss recognized is the excess of carrying value above its fair value. The estimation of fair value requires significant estimates of factors in future restaurant performance and real estate appraisals. To estimate fair value for locations where we own the land and building, we obtain appraisals from third party real estate valuation firms. We use discounted future cash flows to estimate fair value for leased locations. Our weighted average cost of capital is used as the discount rate in our fair value measurements for leased locations, which is considered a Level 3 measurement. A reasonable change in this discount rate would not have a significant impact on these fair value measurements.
In the three months ended January 23, 2015, we incurred noncash asset impairment losses of $1,672 in the Bob Evans Restaurant segment, as a result of adverse performance in the third quarter of fiscal 2015 and a reassessment of expected future cash flows at eight current and former restaurant locations. In the nine months ended January 23, 2015, we incurred noncash asset impairment losses of $2,991 in the Bob Evans Restaurant segment, as a result of adverse performance in the first three quarters of fiscal 2015 and a reassessment of expected future cash flows at 13 current and former restaurant locations. These impairment losses are recorded in the S,G&A line on the Consolidated Statements of Net Income. An additional $258 noncash asset impairment loss was recorded in the first quarter of fiscal 2015 in the Bob Evans Restaurants segment on the "Impairment of assets held for sale" line on the Consolidated Statements of Net Income. This charge related to one nonoperating location.
In the first quarter of fiscal 2014, we reached an agreement to sell 29 locations, resulting in a pretax noncash assets held for sale impairment charge in the Bob Evans Restaurants segment of $8,609. In the second quarter of the prior year, we closed on the sale of 27 of the 29 properties and recorded an additional impairment charge of $771 related to the two remaining properties. We closed on the sale of 28 of the 29 nonoperating properties at the end of the prior year. The remaining property was moved out of held for sale assets during the fourth quarter of fiscal 2014 and we resumed depreciation for this location. We recorded an additional noncash asset impairment charge in the Bob Evans Restaurants reporting segment of $1,769 on five restaurant locations in the three months ended January 24, 2014. The charge was recorded in the S,G&A line in the Consolidated Statements of Net Income.
In the second quarter of fiscal 2014, we announced our plans to close our food production plant in Richardson, Texas. Based on the estimated value of the facility, we recorded a pretax noncash assets held for sale impairment charge in the BEF Foods segment of $3,000 in the second quarter last year. The long-lived asset group related to this plant is included at its fair value in the “Current assets held for sale” line in the Consolidated Balance Sheet. Upon being classified as held for sale, depreciation ceased for these assets.

The following table represents noncash asset impairment charges for those assets remeasured to fair value during the three and nine months ended January 23, 2015, and January 24, 2014 (in thousands):

	Three Months Ended				Nine Months Ended
	January 23, 2015		January 24, 2014		January 23, 2015		January 24, 2014
Bob Evans Restaurants
Assets held and used	$1,672	(1)	$1,769	(2)	$2,991	(4)	$4,133	(6)
Assets held for sale	—		—		258	(5)	9,380	(7)
BEF Foods
Assets held for sale	—		—		—		3,000	(3)
(1)    Relates to six operating and two nonoperating locations
(2)    Relates to five operating locations
(3)    Relates to one nonoperating location
(4)    Relates to eleven operating and two nonoperating locations
(5)    Relates to one nonoperating location
(6)    Relates to seven operating locations
(7)    Relates to 29 nonoperating locations

Additionally in the third quarter of fiscal 2015 we recognized a loss of $1,728 on the sale of our ownership interest in an aircraft that was jointly owned. The loss was recorded in the S,G&A line in the Consolidated Statements of Net Income.
6. Stock-Based Compensation
At January 23, 2015, there were equity awards outstanding under the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”), as well as previous equity plans adopted in 2006, 1998 and 1992. The types of awards that may be granted under the 2010 Plan include: stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), cash incentive awards, performance shares, performance units, and other awards. We made grants of approximately 50,000 RSAs and RSUs under the 2010 Plan in the three months ended January 23, 2015, while no stock awards were granted during the three month period ended January 24, 2014. We granted approximately 90,000 and 195,000 RSAs and RSUs under the 2010 Plan in the nine months ended January 23, 2015, and January 24, 2014, respectively.
Stock-based compensation expense, included primarily within the S,G&A line on the Consolidated Statements of Net Income, was $271 and $1,587 for the three months ended January 23, 2015, and January 24, 2014, respectively, and $2,158 and $5,165 for the nine months ended January 23, 2015, and January 24, 2014, respectively.
7. Other Compensation Plans

We have a 401(k) plan that is available to substantially all employees who have at least 1,000 hours of service. In the third quarter of fiscal 2015, the Board of Directors approved a discretionary match of employee 401(k) contributions made during the 2014 calendar year, and as a result we recorded a $1,915 expense in the three months ended January 23, 2015. This expense was recorded in the S,G&A line of the Consolidated Statements of Net Income.
We also have nonqualified deferred compensation plans, the BEEDP and BEDDP, which provides certain executives and members of Board of Directors, respectively, the opportunity to defer a portion of their current income to future years. A third party manages the investments of employee and Board of Directors deferrals. Gains and losses related to investment results of these deferrals are recorded within the S,G&A line in the Consolidated Statements of Net Income.
The SERP provides awards to a limited number of executives in the form of nonqualified deferred cash compensation. Gains and losses related to these benefits and the related investment results are recorded within the S,G&A caption in the consolidated statements of net income.
Effective January 1, 2015, we made modifications to our vacation benefit policy for salaried employees which resulted in a reduction to our accrued vacation liability of $909 in the quarter ended January 23, 2015. The benefit was recorded in the Operating wages and fringe benefit expenses line in the Consolidated Statements of Net Income.

8. CEO Separation Costs

Effective December 14, 2014, Steven A. Davis resigned as the Chief Executive Officer and from the Company's board of directors by mutual agreement with the Company's Board of Directors. Effective January 2, 2015, Mr. Davis separated from the Company. Pursuant to his employment agreement, Mr. Davis is entitled to certain post employment compensation and benefits subsequent to separation from the Company, which occurred as a termination without cause as defined in the contract. As a result, during the three months ended January 23, 2015, the Company recognized pretax charges of approximately $3.8 million, primarily related to salary continuation to be paid over the next two years, cash equivalent payout of unvested stock awards and other post-employment benefits. These charges are recorded within the S,G&A line in the Consolidated Statements of Net Income.
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
In August 2012, a former Bob Evans Restaurant employee filed an action against the Company in the United States District Court for the Southern District of Ohio (the “Ohio District Court”) in David Snodgrass v. Bob Evans Farms, Inc. The lead plaintiff alleged that the Company violated the Fair Labor Standards Act by failing to pay overtime compensation during the period of time the employee worked as an assistant manager.  The plaintiff seeks an unspecified amount of alleged back wages, liquidated damages, statutory damages and attorneys’ fees.  The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers employed at Bob Evans Restaurants between August 2009 and present. Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out.”  In December 2013, the Ohio District Court granted conditional certification of the class. The Company intends to seek to have the class decertified and/or seek to have the case dismissed on the merits. The proceedings, including any attempts to resolve the claims through mediation, remain in the early stages with significant uncertainty as to factual issues, outcome of legal proceedings, and/or damages claimed.  We believe we have meritorious defenses to the claims and intend to vigorously contest the action. At this time, the likelihood of an unfavorable outcome cannot be determined with any certainty. An amount or range of a reasonably possible loss cannot be estimated. We do not believe based on currently available information, that the outcome of this matter will have a material effect on our financial condition, although an adverse outcome could be material to our results of operations for a particular period.
10. Reporting Segments
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

Information on our reporting segments is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Sales:
Bob Evans Restaurants	$250,389	$240,506	$731,691	$725,557
BEF Foods	112,060	103,485	300,618	287,523
Intersegment net sales of food products	(5,272)	(3,859)	(15,513)	(10,899)
Subtotal of BEF Foods	106,788	99,626	285,105	276,624
Total	$357,177	$340,132	$1,016,796	$1,002,181
Operating income (loss):
Bob Evans Restaurants	$(1,985)	$6,578	$6,442	$24,972
BEF Foods	9,658	1,376	10,307	3,876
Total	$7,673	$7,954	$16,749	$28,848
Discussion of segment results is included within Management's Discussion and Analysis of Financial Condition and Results of Operations.
11. Supplemental Cash Flow Information
Cash paid for income taxes and interest for the nine months ended January 23, 2015, and January 24, 2014, is summarized as follows:

	Nine Months Ended
	January 23, 2015	January 24, 2014
Income taxes paid	$4,929	$14,979
Income taxes refunded	(5,533)	(16,200)
Income taxes (refunded) paid, net	(604)	(1,221)
Interest paid	$7,332	$3,031
12. Subsequent Events
On February 23, 2015, the Board of Directors approved a quarterly cash dividend of $0.31 per share, payable on March 23, 2015, to shareholders of record at the close of business on March 9, 2015.

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
As of January 23, 2015, we owned and operated 564 Bob Evans Restaurants in 19 states. Bob Evans Restaurants are primarily located in the Midwest, Mid-Atlantic and Southeast regions of the United States. Revenue in the Bob Evans Restaurants segment is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption.
In our BEF Foods segment, we produce and distribute pork sausage products and a variety of complementary home-style refrigerated side dishes and frozen food items under the Bob Evans, Owens and Country Creek brand names in fifty states, and to third parties who distribute to Mexico. These food products are distributed primarily to warehouses that distribute to grocery stores throughout the United States. Additionally, we manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and other restaurants and food sellers. Revenue in the BEF Foods segment is recognized when products are received by our customers. All revenue is presented net of sales tax.
This MD&A may contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Statements in this MD&A that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Forward-looking statements involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended April 25, 2014, under the heading “Item 1A. Risk Factors,” and as supplemented in our other filings with the Securities and Exchange Commission. We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made. Any future disclosures we make in our filings with the Securities and Exchange Commission should also be consulted.
Three Months Ended January 23, 2015, as Compared to Three Months Ended January 24, 2014
The following tables reflect data for the three months ended January 23, 2015, compared to the prior year’s three months ended January 24, 2014. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The table also includes data for our two segments – Bob Evans Restaurants and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Consolidated Results
	Three Months Ended
(in thousands)	January 23, 2015		January 24, 2014
Net sales	$357,177		$340,132
Cost of sales	124,544	34.9%	118,381	34.8%
Operating wages and fringe benefit expenses	109,116	30.5%	103,904	30.6%
Other operating expenses	49,096	13.7%	48,451	14.2%
Selling, general and administrative expenses	46,345	13.0%	39,350	11.6%
Depreciation and amortization expense	20,403	5.7%	22,092	6.5%
Impairment of assets held for sale	—	—%	—	—%
Operating income	$7,673	2.2%	$7,954	2.3%

	Bob Evans Restaurants				BEF Foods
	Three Months Ended
(in thousands)	January 23, 2015		January 24, 2014		January 23, 2015		January 24, 2014
Net sales	$250,389		$240,506		$106,788		$99,626
Cost of sales	69,134	27.6%	62,676	26.1%	55,410	51.9%	55,705	55.8%
Operating wages and fringe benefit expenses	98,317	39.3%	92,342	38.4%	10,799	10.1%	11,562	11.6%
Other operating expenses	41,882	16.7%	40,221	16.7%	7,214	6.8%	8,230	8.3%
Selling, general and administrative expenses	27,348	10.9%	21,155	8.8%	18,997	17.8%	18,195	18.3%
Depreciation and amortization expense	15,693	6.3%	17,534	7.3%	4,710	4.4%	4,558	4.6%
Impairment of assets held for sale	—	—%	—	—%	—	—%	—	—%
Operating income (loss)	$(1,985)	(0.8)%	$6,578	2.7%	$9,658	9.0%	$1,376	1.4%
Sales
Consolidated net sales increased 5.0% to $357.2 million, for the three months ended January 23, 2015, compared to $340.1 million in the corresponding period last year. The net sales increase was comprised of an increase of $9.9 million in Bob Evans Restaurants and a $7.2 million increase in BEF Foods.
Bob Evans Restaurants’ net sales increased $9.9 million to $250.4 million, a 4.1% increase, for the three months ended January 23, 2015, compared to the corresponding period last year. Gross sales increased $11.7 million and were partially offset by increased discounts of $1.8 million. As compared to the prior year, same-store sales increased 3.8% in the three months ended January 23, 2015. The same-store sales increase is primarily due to higher off-premise sales, improved weather as compared to the prior year and extended Thanksgiving hours.
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
The following chart summarizes the restaurant openings and closings during the last seven quarters for Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2015
3rd quarter	562	2	—	564
2nd quarter	562	—	—	562
1st quarter	561	1	—	562
Fiscal 2014
1st quarter	560	1	1	560
2nd quarter	560	1	—	561
3rd quarter	561	1	—	562
4th quarter	562	1	2	561
The BEF Foods segment net sales increased $7.2 million to $106.8 million, a 7.2% increase, for the three months ended January 23, 2015, compared to the corresponding period last year. The increase in sales is primarily the result of $4.3 million in volume increases and $5.1 million of incremental pricing, partially offset by $2.2 million in higher trade discounts. Pounds sold in the BEF Foods segment increased by 3.9%, to 58.1 million pounds, as compared to the corresponding period last year. The primary driver of the increase in pounds sold was a 21.9% increase in side dishes, partially offset by a 6.4% decline in sausage sales. The following chart summarizes pounds sold by category in the three months ended January 23, 2015, and the corresponding period last year.

	Three Months Ended
(in millions)	January 23, 2015		January 24, 2014
Category
Side dishes	28.9	49.8%	23.7	42.3%
Sausage	16.1	27.7%	17.2	30.8%
Food Service	7.9	13.6%	10.1	18.1%
Frozen	2.5	4.3%	2.8	5.0%
Other	2.7	4.6%	2.1	3.8%
Total	58.1		55.9
Cost of Sales
Consolidated cost of sales was $124.5 million, or 34.9%, of net sales, in the three months ended January 23, 2015, compared to $118.4 million, or 34.8% of net sales, in the corresponding period a year ago. The 10 basis points ("bps") increase in the cost of sales ratio was driven by a 110 bps weighted increase in Bob Evans Restaurants, partially offset by a 100 bps weighted decrease in BEF Foods.
Bob Evans Restaurants’ cost of sales, predominantly food costs, was $69.1 million, or 27.6% of net sales, for the three months ended January 23, 2015, compared to $62.7 million, or 26.1% of net sales, in the corresponding period a year ago. The increase in cost of sales as a percentage of net sales was primarily the result of a $4.5 million margin impact of a shift in menu mix towards higher cost items including our three course dinner platform and a $0.6 million margin impact of increased discounting. These costs were partially offset by a $0.7 million margin impact of lower commodity costs and a $0.6 million margin impact of menu price increases.
BEF Foods’ cost of sales was $55.4 million, or 51.9% of net sales, in the three months ended January 23, 2015, compared to $55.7 million, or 55.8% of net sales, in the corresponding period a year ago. The decrease as a percentage of sales was primarily due to $2.2 million of costs related to improved material efficiencies and other startup costs incurred in the prior year related to our Sulphur Springs, Texas, expansion, a $1.2 million favorable impact of reduced sow costs as compared to the prior year and the effect of a higher sales mix of side dish products which have a higher margin. Sow costs averaged $67.79 per hundredweight, in the three months ended January 23, 2015, compared to $72.36 per hundredweight, in the corresponding period last year.
Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses (“operating wages”) were $109.1 million, or 30.5% of net sales, in the three months ended January 23, 2015, compared to $103.9 million, or 30.6% of net sales, in the corresponding period last year. The 10 bps decrease in operating wages ratio was driven by a 70 bps weighted increase in Bob Evans Restaurants, offset by an 80 bps weighted decrease in BEF Foods operating wages.
Bob Evans Restaurants’ operating wages were $98.3 million, or 39.3% of net sales, in the three months ended January 23, 2015, compared to $92.3 million, or 38.4% of net sales, in the corresponding period last year. The increase is primarily the result of $4.6 million in higher restaurant wages driven by increased staffing levels resulting from increased carryout, higher sales volumes, extended holiday hours and the impact of weather related store closures in the prior year. Fringe and benefit expenses also increased $1.4 million, primarily the result of $0.9 million of higher health care costs and unemployment taxes.
In BEF Foods, operating wages were $10.8 million, or 10.1% of net sales, for the three months ended January 23, 2015, compared to $11.6 million, or 11.6% of net sales, in the corresponding period last year. Operating wages decreased primarily as a result of headcount reductions associated with the consolidation of our production facilities, as we closed plants in Richardson, Texas, in the second quarter of last year, and Springfield and Bidwell, Ohio, in the third quarter of fiscal 2014.
Other Operating Expenses
Consolidated other operating expenses were $49.1 million, or 13.7% of net sales, for the three months ended January 23, 2015, compared to $48.5 million, or 14.2% of net sales, in the corresponding period last year. The 50 bps decrease in other operating expenses ratio was driven by 50 bps weighted decrease from BEF Foods other operating expenses. Approximately 85% of other operating expenses in the three months ended January 23, 2015, occurred in Bob Evans Restaurants. The most significant components of other operating expenses were utilities, restaurant advertising, repairs and maintenance, restaurant supplies, non-income based taxes and credit/debit/gift card processing fees.

Bob Evans Restaurants’ other operating expenses were $41.9 million, or 16.7% of net sales, for the three months ended January 23, 2015, compared to $40.2 million, or 16.7% of net sales, in the corresponding period last year. The increase in other operating expenses is primarily due to a $1.1 million reduction of non-income tax reserves in the prior year, a $0.8 million increase in advertising costs, $0.6 million of incremental utilities costs and $0.8 million of other incremental expenses including restaurant supplies and credit card fees. Partially offsetting these increases are $1.0 million lower repairs and maintenance expenses, compared to the prior year, as a result of last year's severe winter weather, and $0.6 million lower preopening expenses primarily associated with our Farm Fresh Refresh remodeling initiative in the prior year.
BEF Foods’ other operating expenses were $7.2 million, or 6.8% of net sales, for the three months ended January 23, 2015, compared to $8.2 million, or 8.3% of net sales, in the corresponding period last year. The decrease in the other operating expenses is primarily due to $0.6 million of startup costs incurred in the prior year related to the expansion at our Sulphur Springs, Texas, facility and lower contract freight and insurance costs.
Selling, General and Administrative Expenses (“S,G&A”)
Consolidated S,G&A expenses were $46.3 million, or 13.0% of net sales, for the three months ended January 23, 2015, compared to $39.4 million, or 11.6% of net sales, in the corresponding period last year. The 140 bps increase in the S,G&A ratio was driven by a 150 bps weighted increase from Bob Evans Restaurants, partially offset by a 10 bps weighted decrease from BEF Foods. The most significant components of consolidated S,G&A expenses were management and selling wages, fringe benefits and transportation costs.
The increase in S,G&A was primarily due to $4.5 million of higher severance costs, which includes $3.8 million of separation compensation costs for our former chief executive officer, a $1.7 million loss on the sale of our interest in a jointly owned aircraft, $1.4 million of costs related to our ongoing review of strategic initiatives and the $1.3 million impact of a discretionary 401(k) match approved by our Board of Directors. These costs were partially offset by $2.0 million of lower S,G&A costs including $1.2 million lower stock compensation expense, $0.5 million lower BEF Foods selling wages and the impact of costs related to the closure of our Springfield and Bidwell, Ohio, manufacturing plants last year. The net impact of these items was a $6.2 million increase in S,G&A for Bob Evans Restaurants, and a $0.8 million net increase in S,G&A for BEF Foods.
Depreciation and Amortization
Consolidated depreciation and amortization expenses (“D&A”) were $20.4 million, or 5.7% of net sales, for the three months ended January 23, 2015, compared to $22.1 million, or 6.5% of net sales, in the corresponding period last year. The 80 bps decrease in the D&A ratio was driven by a 70 bps weighted decrease from Bob Evans Restaurants, and a 10 bps weighted decrease from BEF Foods.
Bob Evans Restaurants’ D&A expenses were $15.7 million, or 6.3% of net sales, for the three months ended January 23, 2015, compared to $17.5 million, or 7.3% of net sales, in the corresponding period last year. Depreciation expense in the prior year included $1.3 million more in depreciation for assets on accelerated depreciation methods and $0.8 million more on Farm Fresh Remodel assets as a result of the change in fiscal year 2015 of the useful lives on Farm Fresh Refresh assets, partially offset by $0.3 million of depreciation on new stores opened in fiscal 2015 and other asset additions.
BEF Foods’ D&A expenses were $4.7 million, or 4.4% of net sales, for the three months ended January 23, 2015, compared to $4.6 million, or 4.6% of net sales, in the prior year period.

Interest
Net interest expense for the three months ended January 23, 2015, compared to the corresponding period last year was as follows:

	Three Months Ended
(in thousands)	January 23, 2015	January 24, 2014
Gross interest expense:
Fixed-rate debt	$321	$93
Variable-rate debt	2,892	1,400
Capitalized interest	(150)	(69)
Total interest expense	3,063	1,424
Gross interest income:
Accretion	(471)	(419)
Other	(186)	(130)
Total interest income	(657)	(549)
Net interest expense	$2,406	$875
At January 23, 2015, $444.4 million was outstanding on our revolving Credit Agreement. A change in market interest rates will impact our Credit Agreement when there is an outstanding balance. For example, a 1% increase in the benchmark rate used for our Credit Agreement would increase our annual interest expense by approximately $4.5 million, assuming the $444.4 million outstanding at the end of the three months ended January 23, 2015, was outstanding for the entire year.
Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was a (12.4)% benefit for the three months ended January 23, 2015, as compared to 7.7% for the corresponding period a year ago. The decrease in tax rate was primarily driven by the domestic production activities deduction, benefits from a company owned life insurance policy, Work Opportunity Tax Credits and the resolution of uncertain tax position reserves.
Nine Months Ended January 23, 2015, as Compared to Nine Months Ended January 24, 2014
The following tables reflect data for the nine months ended January 23, 2015, compared to the prior year’s nine months ended January 24, 2014. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The table also includes data for our two segments – Bob Evans Restaurants and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Consolidated Results
	Nine Months Ended
(in thousands)	January 23, 2015		January 24, 2014
Net sales	$1,016,796		$1,002,181
Cost of sales	354,019	34.8%	338,626	33.8%
Operating wages and fringe benefit expenses	319,158	31.4%	308,721	30.8%
Other operating expenses	148,165	14.6%	146,833	14.7%
Selling, general and administrative expenses	118,596	11.7%	109,170	10.9%
Depreciation and amortization expense	59,851	5.9%	57,603	5.7%
Impairment of assets held for sale	258	—%	12,380	1.2%
Operating income	$16,749	1.6%	$28,848	2.9%

	Bob Evans Restaurants				BEF Foods
	Nine Months Ended
(in thousands)	January 23, 2015		January 24, 2014		January 23, 2015		January 24, 2014
Net sales	$731,691		$725,557		$285,105		$276,624
Cost of sales	196,510	26.9%	185,249	25.5%	157,509	55.3%	153,377	55.5%
Operating wages and fringe benefit expenses	287,992	39.3%	277,517	38.3%	31,166	10.9%	31,204	11.3%
Other operating expenses	126,677	17.3%	123,547	17.0%	21,488	7.5%	23,286	8.4%
Selling, general and administrative expenses	67,990	9.3%	58,451	8.1%	50,606	17.8%	50,719	18.3%
Depreciation and amortization expense	45,822	6.3%	46,441	6.4%	14,029	4.9%	11,162	4.0%
Impairment of assets held for sale	258	—%	9,380	1.3%	—	—%	3,000	1.1%
Operating income	$6,442	0.9%	$24,972	3.4%	$10,307	3.6%	$3,876	1.4%
Sales
Consolidated net sales increased 1.5%, to $1,016.8 million, for the nine months ended January 23, 2015, compared to $1,002.2 million in the corresponding period last year. The net sales increase was comprised of an increase of $6.1 million in Bob Evans Restaurants with as well as an increase of $8.5 million in BEF Foods.
Bob Evans Restaurants’ net sales increased $6.1 million to $731.7 million, a 0.8% increase, for the nine months ended January 23, 2015, compared to the corresponding period last year. The increase in net sales in the nine months ended January 23, 2015, was the result of a 0.5% increase in same-store sales as compared to the corresponding period last year, primarily due to longer holiday hours and improved third quarter weather as compared to the third quarter last year.
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
The BEF Foods segment net sales increased $8.5 million to $285.1 million, a 3.1% increase, in the nine months ended January 23, 2015, compared to the corresponding period last year. The increase in net sales was primarily due to pricing increases implemented to offset higher sow costs as compared to the prior year. Adjusting for sales in the prior year at the Company’s Irvine, California, production facility (sold during the second quarter of fiscal 2014), pounds sold increased by 0.4 million pounds. The primary driver of the increase in pounds sold was a 10.9% increase in side dishes, partially offset by a 13.0% decline in sausage sales. The decrease in sausage is related to a decline in category demand due to the increase in pork prices which began last year. Refer to the table below for pounds sold by category in the nine months ended January 23, 2015, and corresponding period last year.

	Nine Months Ended
(in millions)	January 23, 2015		January 24, 2014
Category
Side dishes	73.1	48.0%	65.9		43.4%
Sausage	36.1	23.7%	41.5		27.4%
Food service	28.6	18.8%	30.4	(1)	20.0%
Frozen	7.3	4.8%	8.1		5.3%
Other	7.1	4.7%	5.9		3.9%
Total	152.2		151.8
(1)    Excludes 4.7 million pounds sold at the Company's Irvine, California, production facility

Cost of Sales
Consolidated cost of sales (cost of materials) was $354.0 million, or 34.8% of net sales, in the nine months ended January 23, 2015, compared to $338.6 million, or 33.8% of net sales, in the corresponding period a year ago. The 100 bps increase in the cost of sales ratio was driven by a 100 bps weighted increase in Bob Evans Restaurants.
Bob Evans Restaurants’ cost of sales, predominantly food costs, was $196.5 million, or 26.9% of net sales, for the nine months ended January 23, 2015, compared to $185.2 million, or 25.5% of net sales, in the corresponding period a year ago. The increase in cost of sales as a percentage of net sales was primarily due to menu mix, increased discount activity. and commodity cost increases, partially offset by menu price increases. The commodity cost increases were primarily driven by sausage and other pork items.
BEF Foods’ cost of sales was $157.5 million, or 55.3% of net sales, in the nine months ended January 23, 2015, compared to $153.4 million, or 55.5% of net sales, in the corresponding period a year ago. Cost of sales were negatively impacted by higher sow and trim costs of $6.3 million during the year. Sow costs averaged $77.75 per hundredweight for the nine months ended January 23, 2015, compared to $71.41 per hundredweight for the corresponding period last year. These costs were partially offset by higher pricing and the effect of a higher sales mix of side dish products, which have a higher margin.
Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses (“operating wages”) were $319.2 million, or 31.4% of net sales, in the nine months ended January 23, 2015, compared to $308.7 million, or 30.8% of net sales, in the corresponding period last year. The 60 bps increase in the operating wages ratio was driven by an 80 bps weighted increase from Bob Evans Restaurants, partially offset by a 20 bps weighted decrease from BEF Foods.
Bob Evans Restaurants’ operating wages were $288.0 million, or 39.3% of net sales, in the nine months ended January 23, 2015, compared to $277.5 million, or 38.3% of net sales, in the corresponding period last year. The increase is primarily the result of $7.9 million in higher restaurant wages driven by increased staffing levels resulting from increased carryout business, higher sales volumes, extended holiday hours, and the impact of weather related store closures in the prior year. Fringe and benefit expenses increased approximately $2.8 million, primarily as the result of higher health care costs.
In BEF Foods, operating wages were $31.2 million, or 10.9% of net sales, for the nine months ended January 23, 2015, compared to $31.2 million, or 11.3% of net sales, in the corresponding period last year. Operating wages decreased as a result of headcount reduction related to closing our Richardson, Texas, plant in the second quarter of fiscal 2014, and Springfield and Bidwell, Ohio, plants in the third quarter of fiscal 2014. These decreases were offset by expanded production activities at our Sulphur Springs, Texas, plant and an additional production line at our Lima, Ohio, plant as well as higher health care costs.
Other Operating Expenses
Consolidated other operating expenses were $148.2 million, or 14.6% of net sales, for the nine months ended January 23, 2015, compared to $146.8 million, or 14.7% of net sales, in the corresponding period last year. The 10 bps decrease in the other operating expenses ratio was driven by a 20 bps weighted increase from Bob Evans Restaurants, offset by a 30 bps weighted decrease from BEF Foods. Approximately 85% of other operating expenses in the nine months ended January 23, 2015, occurred in Bob Evans Restaurants. The most significant components of other operating expenses were utilities, repairs and maintenance, restaurant advertising, restaurant supplies, non-income based taxes and credit/debit/gift card processing fees.
Bob Evans Restaurants’ other operating expenses were $126.7 million, or 17.3% of net sales, for the nine months ended January 23, 2015, compared to $123.5 million, or 17.0% of net sales, in the corresponding period last year. The increase in other operating expenses as a percentage of sales is primarily due to a $2.7 million increase in advertising and other promotional costs, the impact of a $1.1 million reduction of non-income tax reserves in the prior year, $0.9 million of higher utilities costs and a $1.1 million increase in credit card fees and restaurant supplies. These costs were partially offset by $2.6 million lower preopening expenses associated with our Farm Fresh Refresh remodel program in the prior year.
BEF Foods’ other operating expenses were $21.5 million, or 7.5% of net sales, for the nine months ended January 23, 2015, compared to $23.3 million, or 8.4% of net sales, in the corresponding period last year. The decrease in the other operating expenses is partially due to $1.0 million of incremental production and repairs and maintenance costs incurred in the prior year related to the expansion at our Sulphur Springs, Texas, facility, and lower contract freight and insurance costs.

Selling, General and Administrative Expenses (“S,G&A”)
Consolidated S,G&A expenses were $118.6 million, or 11.7% of net sales, for the nine months ended January 23, 2015, compared to $109.2 million, or 10.9% of net sales, in the corresponding period last year. The 80 bps increase in the S,G&A ratio was driven by an 80 bps weighted increase from Bob Evans Restaurants. The most significant components of consolidated S,G&A expenses were management and selling wages, fringe benefits, transportation costs, costs related to shareholder activism and strengthening the Company's internal processes and controls over financial reporting, impairment and severance costs.
The increase in S,G&A was due primarily to a $7.7 million increase in professional fees, which includes legal fees, costs related to shareholder activism, strengthening the Company’s internal processes and controls over financial reporting and our review of strategic alternatives; $3.8 million of separation compensation costs related to our former chief executive officer and a $1.7 million loss on the sale of our interest in a jointly owned aircraft. These costs were partially offset by a $1.6 million reduction in severance and restructuring charges, a $1.5 million reduction in BEF Foods selling wages and a $0.7 million reduction in other costs including BEF Foods advertising expenses. The net impact of these items was a $9.5 million increase in S,G&A for Bob Evans Restaurants, and a net $0.1 million decrease in S,G&A for BEF Foods.
Depreciation and Amortization
Consolidated depreciation and amortization expenses (“D&A”) were $59.9 million, or 5.9% of net sales, for the nine months ended January 23, 2015, compared to $57.6 million, or 5.7% of net sales, in the corresponding period last year. The 20 bps increase in the D&A ratio was driven by a 10 bps decrease from Bob Evans Restaurants, offset by a 30 bps increase from BEF Foods.
Bob Evans Restaurants’ D&A expenses were $45.8 million, or 6.3% of net sales, for the nine months ended January 23, 2015, compared to $46.4 million, or 6.4% of net sales, in the corresponding period last year. Depreciation expense in the prior year included $1.0 million more in depreciation for assets on accelerated depreciation methods and $2.4 million more on Farm Fresh Remodel assets as a result of the change in fiscal 2015 of the useful lives of Farm Fresh Refresh assets, partially offset by $2.8 million depreciation recorded this year on new stores opened in fiscal 2015, allocated depreciation from our corporate office and other asset additions.
BEF Foods’ D&A expenses were $14.0 million, or 4.9% of net sales, for the nine months ended January 23, 2015, compared to $11.2 million, or 4.0% of net sales, in the corresponding period last year. The increase in D&A ratio is primarily the result of an increase in depreciable assets related to our Lima, Ohio, and Sulphur Springs, Texas, plant expansions, which were completed in the prior year.
Impairment of Assets Held for Sale
We recorded impairment charges on assets classified as held for sale of $0.3 million for the nine months ended January 23, 2015, compared to $12.4 million in the corresponding period last year.
In the nine months ended January 23, 2015, Bob Evans Restaurants incurred an impairment charge on assets held for sale on one nonoperating property when its fair value was determined to be lower than its carrying value. In the nine months ended January 24, 2014, Bob Evans Restaurants incurred impairment charges of $9.4 million on 29 nonoperating properties, related to the decision to sell those properties. At the end of fiscal 2014, 28 of those properties had been sold. The remaining property is no longer classified as held for sale and has resumed depreciation.
In the nine months ended January 24, 2014, BEF Foods incurred an impairment charge of $3.0 million on assets held for sale, related to plans to close our food production plant in Richardson, Texas. The fair value of those assets was determined to be lower than their carrying value.

Interest
Net interest expense for the three months ended January 23, 2015, compared to the corresponding period last year was as follows:

	Nine Months Ended
(in thousands)	January 23, 2015	January 24, 2014
Gross interest expense:
Fixed-rate debt	$807	$223
Variable-rate debt	7,546	3,260
Capitalized interest	(298)	(506)
Total interest expense	8,055	2,977
Gross interest income:
Accretion	(1,374)	(1,500)
Other	(456)	(618)
Total interest income	(1,830)	(2,118)
Net interest expense	$6,225	$859
Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was a (4.0)% benefit for the first nine months of fiscal year 2015, as compared to 24.4% for the corresponding period a year ago. The decrease in tax rate was primarily driven by the domestic production activities deduction, benefits from a company-owned life insurance policy, Work Opportunity Tax Credits and the resolution of uncertain tax position reserves.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operating activities and the borrowing capacity under our $750.0 million revolving Credit Agreement with a consortium of banks, which expires in January 2019.
Historically, our working capital requirements have been minimal; overall, our current liabilities have generally exceeded our current assets (excluding cash and equivalents). This favorable working capital position results from transacting substantially all of our Bob Evans Restaurants segment sales for cash or third-party credit or debit cards; the relatively short trade credit terms with our BEF Foods customers as well as most of our major suppliers and distributors; and the quick turnover of our inventories in both of our reporting segments.
Capital expenditures were $58.9 million and $157.3 million, respectively, for the nine months ended January 23, 2015, and January 24, 2014. In the nine months ended January 23, 2015, capital expenditures primarily related to new restaurant construction and our new Enterprise Resource Planning ("ERP") system. In the nine months ended January 24, 2014, capital expenditures primarily related to our Farm Fresh Refresh remodeling initiative for Bob Evans Restaurants, plant expansions for BEF Foods and completion of our corporate headquarters. In fiscal 2015, capital expenditures are expected to approximate $80.0 million to $85.0 million and include expenditures for up to seven new restaurants, the ongoing development and integration of an ERP system, rollout of the Broasted® Chicken platform and continuing infrastructure maintenance.
During each of the first, second and third quarters of fiscal year 2015, we paid cash dividends of $0.31 per share, compared to dividends of $0.275, $0.31 and $0.31 per share in the first, second and third quarters of fiscal year 2014, respectively. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends are at the discretion of our Board of Directors.
On August 20, 2014, the Board of Directors updated the authorized stock repurchase program for up to $150.0 million through fiscal 2016. The program authorizes the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. The ability to repurchase stock and complete the repurchase program is dependent upon our having available funds and complying with the financial covenants and other restrictions contained in our Credit Agreement and the repurchase authorization.
On January 2, 2014, we entered into a $750 million Revolving Credit Facility Amended and Restated Credit Agreement. The Credit Agreement represents a syndicated secured revolving credit facility under which up to $750 million will be available with a letter of credit sub-facility of $50 million, and an accordion option to increase the revolving credit commitment to $1.05 billion. It is secured by the stock pledges of certain material subsidiaries. Borrowings under the Credit Agreement bear interest, at our option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 0.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.50%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.00%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. Our effective interest rate for the Credit Agreement was 2.00% during the nine months ended January 23, 2015. As of January 23, 2015, we had outstanding borrowings of $444.4 million under our credit facility and $12.4 million was reserved for certain standby letters of credit.
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our Credit Agreement contains financial covenants that require us to maintain specified ratios at January 23, 2015, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.25 to 1.00. An amendment to the Credit Agreement was executed during the first quarter of fiscal 2015 to increase the Maximum Leverage Ratio for the period starting July 25, 2014, through July 22, 2016. As of January 23, 2015, our coverage ratio was 12.81, and our leverage ratio was 3.69, as defined in our Credit Agreement. Our Credit Agreement also limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. The Credit Agreement also allows for the incurrence of additional indebtedness of up to $300 million, a sale leaseback of our real estate of up to $100 million and mortgage indebtedness on our corporate headquarters of up to $50 million. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement to extend further credit may be terminated. We are in compliance with all of the financial covenant requirements of our Credit Agreement as of January 23, 2015.
Operating activities
Net cash provided by operating activities was $81.2 million and $105.9 million for the nine months ended January 23, 2015, and January 24, 2014, respectively. The decrease in cash provided by operating activities as compared to a year ago is primarily due to a decrease in net income from operations and higher impairment charges in the prior year period.
Investing activities
Cash used in investing activities was $49.5 million and $150.4 million for the nine months ended January 23, 2015, and January 24, 2014, respectively.
The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures of $98.4 million compared to the prior year, as the Company completed the Farm Fresh Refresh remodeling initiative, the major BEF Foods plant expansions and construction of our corporate headquarters in the prior year. Capital expenditures in the current year primarily relate to a new ERP system and new restaurant construction. We opened one new restaurant in the first quarter, two in the third quarter and expect to open four new restaurants in the fourth quarter, continued the roll out of our Broasted Chicken platform and made other infrastructure improvements.
Financing activities
Cash used in financing activities was $35.7 million for the nine months ended January 23, 2015, as compared to cash provided by financing activities of $41.4 million for the nine months ended January 24, 2014. The decrease in the cash provided by financing activities was primarily due to a net decrease in credit facility borrowings of $11.7 million in the current year as compared to a net increase in credit facility borrowings of $171.4 million in the corresponding period last year. Borrowings in the prior year were used primarily to fund capital expenditures related to our Farm Fresh Refresh remodeling initiative and share repurchases.
Contractual obligations
Other than the amendment to our Credit Agreement, discussed in footnote 2, there have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in our Annual Report on Form 10-K, for the fiscal year ended April 25, 2014.
Off-Balance Sheet Arrangements
As of January 23, 2015, we have not entered into any “off-balance sheet” arrangements with unconsolidated entities or other persons, as that term is defined by the Securities and Exchange Commission.

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
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
On January 1, 2015, we implemented a change in our payroll process whereby we have outsourced several of our processes to a third party provider. We expect this change to improve the efficiency and effectiveness of our payroll process. We have designed and tested controls around our conversion and new process to ensure ongoing reliability of our internal controls over financial reporting.
As previously disclosed in Item 9A of our Form 10-K for the year ended April 25, 2014, management concluded that there was a material weakness in internal control over financial reporting related to our current and deferred income tax accounting. While we believe we have made significant progress in our remediation efforts of this material weakness and have implemented enhanced controls, we were unable to sufficiently test the operating effectiveness of the revised control processes as the enhanced controls have not been in place long enough to provide assurance to support the conclusion that the material weakness has been fully remediated. As such, management has concluded that the identified material weakness related to current and deferred income tax accounting has not been remediated as of January 23, 2015.
As previously disclosed in Item 4 of our Quarterly Report in Form 10-Q for the fiscal quarter ended October 25, 2013, management concluded that there was a material weakness in internal controls over financial reporting related to property, plant and equipment accounting, more specifically timely capitalization and the recording of depreciation expense. While we believe we have made significant progress in our remediation efforts of this material weakness and have implemented enhanced controls, we were unable to sufficiently test the operating effectiveness of the revised control processes as the enhanced controls have not been in place long enough to provide assurance to support the conclusion that the material weakness has been fully remediated. As such, management has concluded that the identified material weakness related to property, plant and equipment accounting has not been remediated as of January 23, 2015.
As previously disclosed in Item 4 of our Quarterly Report in Form 10-Q for the fiscal quarter ended October 24, 2014, management concluded that there was a material weakness in internal controls over financial reporting related to the review of the balance sheet classification of its Credit Agreement. While we believe we have made significant progress in our remediation efforts of this material weakness and have implemented enhanced controls, we were unable to sufficiently test the operating effectiveness of the revised control processes as the enhanced controls have not been in place long enough to provide assurance to support the conclusion that the material weakness has been fully remediated. As such, management has concluded that the identified material weakness related to the review of the balance sheet classification of our Credit Agreement has not been remediated as of January 23, 2015.
Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended January 23, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In August 2012, a former Bob Evans Restaurant employee filed an action against the Company in the United States District Court for the Southern District of Ohio (the “Ohio District Court”) in David Snodgrass v. Bob Evans Farms, Inc. The lead plaintiff alleged that the Company violated the Fair Labor Standards Act by failing to pay overtime compensation during the period of time the employee worked as an assistant manager.  The plaintiff seeks an unspecified amount of alleged back wages, liquidated damages, statutory damages and attorneys’ fees.  The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers employed at Bob Evans Restaurants between August 2009 and present. Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out.”  In December 2013, the Ohio District Court granted conditional certification of the class. The Company intends to seek to have the class decertified and/or seek to have the case dismissed on the merits. The proceedings, including any attempts to resolve the claims through mediation, remain in the early stages with significant uncertainty as to factual issues, outcome of legal proceedings, and/or damages claimed.  We believe we have meritorious defenses to the claims and intend to vigorously contest the action. At this time, the likelihood of an unfavorable outcome cannot be determined with any certainty. An amount or range of a reasonably possible loss cannot be estimated. We do not believe based on currently available information, that the outcome of this matter will have a material effect on our financial condition, although an adverse outcome could be material to our results of operations for a particular period.
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
On August 20, 2014, the Board of Directors increased the authorization for the current stock repurchase program to $150.0 million and extended the authorization period through fiscal 2016.
We did not repurchase any shares of our common stock during the nine months ended January 23, 2015.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS
SEE INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.

Date: March 4, 2015	By:	/s/ Mark E. Hood
Mark E. Hood Office of the Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2015	By:	/s/ J. Michael Townsley
J. Michael Townsley Office of the Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2015	By:	/s/ Mark E. Hood
Mark E. Hood* Chief Financial Officer (Principal Financial Officer)

Date: March 4, 2015	By:	/s/ Sylvester J. Johnson
Sylvester J. Johnson* Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
 * Messrs. Hood and Johnson have been duly authorized to sign on behalf of the Registrant as its principal financial officer and its principal accounting officer, respectively.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated January 23, 2015
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
3.2	Bob Evans Farms, Inc. Amended and Restated Bylaws, Amended and Restated Effective January 28, 2014	Incorporated herein by reference to Exhibit 3.2 to Bob Evans Farms, Inc.'s Form 8-K Filed January 28, 2014 (File No. 0-1667)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.2	Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.3	Section 1350 Certification (Principal Financial Officer)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith