Form 10-K
period 2015-04-24
BOB EVANS FARMS INC
filed 2015-06-19
CIK 33769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 24, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 24, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,106,700,605 based on the closing sale price as reported on the NASDAQ Stock Market.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 17, 2015
Common Stock, $.01 par value per share	22,321,207
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders	Part III

Forward-Looking Statements
The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written or oral statements that we make from time-to-time in this report and in our public disclosures may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Statements in this Annual Report on Form 10-K, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K, that are not historical facts are forward-looking statements. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “could,” “may,” “will,” “would,” “estimates,” “targets,” “assumes,” “continues,” “intends” and “plans,” and other similar expressions, whether in the negative or the affirmative. Forward-looking statements are not guarantees of future performance and involve various important assumptions, risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events. We note these factors for investors as contemplated by the Private Securities Litigation Reform Act of 1995. It is impossible to predict or identify all of the risk factors that we face. Consequently, you should not consider any such list to be a complete set of all potential assumptions, risks or uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement for circumstances or events that occur after the date on which the statement is made. In addition, it is our policy generally not to endorse any projections regarding future performance that may be made by third parties.
Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein. Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	food safety events, including instances of food-borne illness (such as salmonella or E. Coli) involving our restaurants, production plants or our supply chain;

•	the effects of negative publicity that can occur from increased use of social media;

•	success of operating and marketing initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•	changes in consumer tastes and preferences, and in discretionary consumer spending;

•	changes in spending patterns and demographic trends, such as the extent to which consumers eat meals away from home;

•	changes in commodity costs (including sows, beef, chicken, eggs and corn), labor, supply, fuel, utilities, distribution and other operating costs;

•	development costs, including real estate and restaurant and plant construction costs;

•	availability of qualified restaurant and plant personnel, and the ability to retain such personnel;

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

•
the difficulty in predicting the ultimate costs that will be incurred in connection with the Company’s plan to reduce its general and administrative expense, and the future impact on the Company’s earnings;

•
the possibility that the Company will not be able to implement certain strategic options and as part of such recapitalize its balance sheet on acceptable terms, as well as risks associated with such plan, including the ability to generate sufficient cash flow to meet increased debt service obligations, compliance with operational and financial covenants, and restrictions on the Company’s ability to raise additional capital following the implementation of certain strategic options and the completion of a recapitalization transaction;

•	the level of success of our implementation of a new enterprise resource planning system implementation, and;

•
other risks and uncertainties affecting us and our subsidiaries referred to in this Annual Report on Form 10-K (see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the SEC.

PART I
ITEM 1.    BUSINESS
In this Annual Report on Form 10-K, we use the terms “Bob Evans,” “company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its direct and indirect subsidiaries.
The following description of our business should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Background
We are a full-service restaurant company that operates 567 Bob Evans Restaurants and licenses four Bob Evans Express locations in 19 states. We are also a leading producer and distributor of pork sausage products and a variety of complementary home-style refrigerated side dishes and frozen food items primarily under the Bob Evans, Owens and Country Creek brand names. These food products are distributed primarily to customers throughout the United States. Additionally, we manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and other restaurants and food sellers.
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

•
In 2004 we expanded our business by acquiring SWH Corporation, which owned and operated the Mimi's Café restaurant chain. We sold our Mimi’s Café restaurant chain in February 2013 to Le Duff America, Inc. (“Le Duff”). Le Duff is a U.S.-based subsidiary of Groupe Le Duff, a global bakery and restaurant company headquartered in France.

•	In August 2010 we closed our fresh sausage plant in Galva, Illinois.

•	In 2010 we eliminated direct store deliveries and moved to shipping products directly to customer warehouses.

•	In October 2011 we sold our distribution center in Springfield, Ohio.

•	In 2011 after performing market research we launched the Farm Fresh Remodel ("FFR") program for Bob Evans Restaurants; a program we completed in 2014.

•	In August 2012 we purchased the Kettle Creations brand and a 100,000 square foot food production facility in Lima, Ohio, where we primarily produce potato and pasta-based side dishes.

•	In September 2013 we closed our fresh sausage plant in Richardson, Texas.

•	In October 2013 we completed the first phase of an expansion at our Lima, Ohio, production facility, including an expansion of 57,000 square feet and constructing an additional production line.

•
In October 2013 we implemented modifications and completed an expansion at the Sulphur Springs, Texas, production facility to modify and add production lines to increase production capabilities of ready-to-eat food products, as well as adding capacity for soups and gravies.

•	In October 2013 we moved into our new corporate headquarters in New Albany, Ohio.

•	In December 2013 we closed our production facility in Bidwell, Ohio.

•	In February 2014 we closed our production facility in Springfield, Ohio.
We have a 52 or 53-week fiscal year that ends on the last Friday in April. When we refer to fiscal 2015, fiscal 2014 and fiscal 2013, we are referring to our fiscal years that ended on April 24, 2015, April 25, 2014, and April 26, 2013, respectively. All years presented are comprised of 52 weeks. Our fiscal 2016 year that ends on April 29, 2016, will be a 53-week fiscal year.

Our Strategy
We believe our restaurant and foods businesses are regional brands with national potential. Our vision and mission statements embody our expectations for our company’s future. Our mission and vision are to make our regional brands powerful national brands. We are working with a high sense of urgency to implement actions that will enhance performance and create shareholder value. In fiscal 2015 we conducted a comprehensive review of strategic alternatives. Some of the significant actions in this turnaround effort are as follows:
1.    Continue to review the possibility of a separation of the BEF Foods business
2.    Review the potential for real estate transactions or other changes to our capital structure continuing to evaluate various alternatives with respect to all, or a portion of, the Company's real estate assets, including a potential REIT spin-off, a sale-leaseback, and other real estate financing transactions.
3.    Optimize our asset base by periodically reviewing our assets and taking appropriate investment and disposal actions when necessary.
4.    Continue to review our G&A and certain other cost structures to identify sustainable cost savings and establish an enterprise-wide lean efficiency team to focus on these savings opportunities.
With the successful execution of our business objectives and business strategy we believe we will achieve our vision and mission.
Bob Evans Restaurant Segment
As of April 24, 2015, we operated 567 Bob Evans Restaurant locations. Through our restaurant concept, we offer our customers a variety of high-quality, reasonably priced breakfast, lunch and dinner items either on a dine-in or carryout basis in family-friendly settings.
Our vision for Bob Evans Restaurants is to be recognized as a premier restaurant company in all markets in which we compete. Our mission is to be our customers’ favorite restaurant by giving them our best one customer at a time. To do this we must get back to basics and simplify our operations to allow our restaurant teams to deliver on that premise. Bob Evans Restaurants are founded on quality, farm-style food and friendly service. Bob Evans Restaurants feature “farm fresh goodness that brings families together,” including a wide variety of comfort foods inspired by our homestead heritage such as sausage gravy, sweet and stacked hotcakes and our rise and shine breakfasts. We are striving to take advantage of this heritage and focus on delivering "Best In Class Breakfast." We want our customers to always feel right at home with us, so we “treat strangers like friends and friends like family.”
Breakfast entrées are served all day and feature traditional favorites such as sausage, bacon and eggs, as well as specialty offerings like sweet and stacked hotcakes, omelets and our signature coffee highlighting the importance of "Best In Class Breakfast" execution. We also offer a wide variety of lunch and dinner entrées, including a full line-up of Farm Fresh Salads and signature dinner items, such as slow-roasted pot roast, slow-roasted turkey and country fried steak. During fiscal 2015, we started rolling out our Broasted Chicken platform. This fresh, never frozen chicken, is hand-breaded in-house and cooked to a golden-crust in our special broaster cooker. It is already becoming a signature Bob Evans entrée and highest selling item in many restaurants.
Bob Evans Restaurants feature an atmosphere inspired by our Ohio farm heritage. Most traditional Bob Evans Restaurants range in size from approximately 3,600 to 6,500 square feet and average approximately 5,000 square feet, while our larger Bob Evans Restaurants & General Stores are approximately 9,800 square feet. In fiscal 2015 we opened seven new restaurants in Ohio, Florida and Kentucky and closed one restaurant in the state of Florida. We expect to open one new restaurant and to close 20 restaurants in fiscal 2016.
We believe our Bob Evans Restaurants draw people who want a delicious meal at a fair price in an alcohol-free, family-friendly atmosphere. Our average annual store sales were $1.7 million for Bob Evans Restaurants in fiscal 2015. Average per-guest checks for fiscal 2015 for breakfast, lunch and dinner were $9.06, $9.58 and $9.66, respectively, for an average per-guest check of $9.42 for all day parts. The average per-guest check has increased primarily due to a mix shift towards higher price items as well as price increases implemented during the year. Depending on each location’s business patterns, Bob Evans Restaurants are generally open from 6 a.m. or 7 a.m. until 9 p.m. or 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday at some locations. In fiscal 2015, we were open on Thanksgiving Day with extended hours. During fiscal 2015, breakfast, lunch and dinner accounted for 33 percent, 38 percent and 29 percent, respectively, of total Bob Evans Restaurants’ revenue. Weekend sales, defined as Saturday and Sunday, accounted for approximately 40 percent of a typical week’s revenue during fiscal 2015. Off-premise sales (carryout, catering, bakery, retail and on-line ordering) are approximately 14% of the total Bob Evans Restaurants segment revenue and have grown by approximately 16% as compared to the prior year.
Bob Evans Restaurants is focused on growing sales and profits in key product areas. Exciting new products like Broasted Chicken and Brioche French Toast are geared to drive dine-in traffic and sales. Broasted Chicken was also successful at driving carryout sales in those locations where it has been rolled out. Family Meals To Go and $5/$6 Soup and Sides To Go have become major sellers. Catering has also become a significant sales layer. Our Farm House Feasts that serve 8 to 10 people, featured on Thanksgiving and Christmas, have already become a holiday favorite. Bob Evans Restaurants’ total off-premise business accounted for approximately 14% of total revenues, up from approximately 13% in fiscal 2014. We will continue to focus efforts on increasing both our dine-in and off-premise business in fiscal 2016.
Restaurant Operations and Management
We believe that quality restaurant management is critical to the success of our restaurant concept. We must be the best at operations execution to keep our customers satisfied. Our restaurant management structure for Bob Evans Restaurants is organized to drive quality, service, cleanliness and top-line growth and bottom-line profitability.
The Bob Evans Restaurants leadership focuses efforts on the overall growth and development of the concept, with particular focus on increasing sales and profitability. Our restaurant leaders are incented to “act like owners.”
Each Bob Evans Restaurants location employs approximately 50 to 90 hourly employees, and is led by a general manager, an assistant general manager, and one or more assistant managers, depending on the size, location and sales volume of the restaurant. A Bob Evans Restaurants general manager reports to an Above Restaurant Leader who oversees an area of approximately 8-12 restaurants. The Above Restaurant Leader reports to a Region Coach, who is responsible for approximately 8-12 areas. The Region Coach reports to the executive vice president and chief concept officer. Bob Evans Restaurants are visited regularly by all levels of management to ensure they are operating effectively and adhering to our standards.
Restaurant Locations
As of April 24, 2015, Bob Evans Restaurants were located in 19 states, primarily in the Midwest, mid-Atlantic and Southeast. We believe we must innovate and change the way people think about Bob Evans Restaurants by ensuring that the concept is relevant to our target segments which include families, frequent restaurant diner and blissful boomers. During fiscal 2015, we opened seven new Bob Evans Restaurants, compared to four in fiscal 2014, and two in fiscal 2013. During fiscal 2015 we also closed one Bob Evans Restaurants, compared to three in fiscal 2014, and seven in fiscal 2013.

The following table sets forth the number and location of our Bob Evans Restaurants as of the end of fiscal 2015:
Restaurants in Operation at April 24, 2015

Bob Evans Restaurants
Arkansas	2
Delaware	7
Florida	50
Illinois	16
Indiana	60
Kansas	3
Kentucky	24
Maryland	28
Michigan	51
Missouri	21
New Jersey	2
New York	8
North Carolina	7
Ohio	194
Pennsylvania	39
South Carolina	4
Tennessee	3
Virginia	17
West Virginia	31
Total	567
Future restaurant growth depends on a variety of factors, including:

•	the expected rate of return on the capital invested in the new restaurant;

•	the availability of affordable sites that meet our demographic and other specifications;

•	general economic conditions, including consumer spending for family and casual dining;

•	growth trends in consumer demand for our restaurant concepts;

•	our ability to obtain local permits; and

•	the availability of high-quality management and hourly employees.
We use a site selection process for our Bob Evans Restaurants that includes a detailed evaluation of factors such as population density, household income in the area, competition, the site’s visibility and traffic patterns, accessibility, proximity to retail centers, and the demographics of potential guests.
We periodically evaluate performance of our existing restaurants to determine whether any restaurants should be (1) closed, (2) remodeled, or (3) relocated. On April 24, 2015, the Board of Directors approved and management committed to close 20 underperforming restaurants. We closed 18 of these stores in the first quarter of fiscal 2016 and plan to close the remaining two stores by the end of fiscal 2016. We believe these closures will strengthen our restaurant portfolio and improve overall returns, and free up resources for other uses including managing leverage under our Credit Agreement.

Supply Chain and Distribution
Controlling our supply costs is a critical component of improving margins with a focus on customer satisfaction. Our ability to offer high-quality, reasonably priced menu items at our restaurants depends upon acquiring food products and related items from reliable sources at competitive prices. Our supply chain team sources, negotiates and purchases food and nonfood items from more than 700 suppliers. Our suppliers must adhere to strict product specifications and quality control standards.
Our restaurant operating margins are subject to changes in the price and availability of food commodities. Prices for many of the foods and other commodities we bought for our restaurants increased during fiscal 2015, and we expect increases during fiscal 2016. Our operating margins are also affected by changes in the price of utilities, such as natural gas, upon which many of our restaurants depend for their energy supply.
To help control costs and obtain competitive prices, our supply chain team negotiates directly with our suppliers and occasionally uses purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items. Additionally, we purchase products in bulk for our food products operations and negotiate volume discounts with suppliers that are also beneficial to our restaurants. We continue to consolidate our purchasing activities for the entire company. This allows us to leverage the combined purchasing power of our restaurant concept and BEF Foods segment. As part of this effort, we use competitive bidding and reverse online auctions for certain products and services.
The BEF Foods segment manufactures sausage products, as well as side dishes and soups, which are distributed, on average, twice per week to our restaurants by third parties. Our distributors purchase products from the suppliers we specify, at the prices we negotiate, and distribute them to our restaurants on a cost-plus basis. Produce, breads and dairy items are sometimes delivered to restaurants more frequently and/or obtained from local suppliers.
We believe we have improved distribution efficiency, attained consistent pricing and lowered costs as we leverage the volume of our restaurant concept. Although only one distributor, through multiple distribution centers, furnishes the majority of inventory items to our restaurants, we believe other distributors can readily provide this inventory. Please see Item 1A. Risk Factors — “Our restaurant and food products businesses are dependent on timely delivery of fresh ingredients by our suppliers and distributors.” for more information.
Sources and Availability of Raw Materials
Menu mix in the restaurant business is varied enough that raw materials historically have been readily available. However, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. We believe that all essential food products will continue to be generally available from our existing suppliers or, upon short notice, can be obtained from other qualified suppliers. At the start of fiscal 2016, our prices to purchase shell and liquid eggs began to increase, a result of the avian influenza that has significantly impacted poultry farms in the Midwest. We expect egg prices to rise further in fiscal 2016 and may not be able to pass through the additional costs to customers in the form of increased pricing.
Due to the rapid turnover of perishable food items, our restaurants maintain inventories with a modest (approximately $12 thousand of perishable inventory per restaurant) aggregate cost in relation to revenues.
Advertising and Marketing
We spent approximately $31 million on restaurant advertising and marketing during fiscal 2015. Most of our advertising budget was spent on television, radio, print and outdoor advertising. We focus our advertisements on new Bob Evans Restaurants’ menu items and the concept’s position as offering “farm fresh goodness that brings families together,” and "get in on something good TM." We also distribute coupons through multiple channels and support in-store merchandising, menus, kids’ marketing programs, and local store marketing. Total discounts, recognized as a reduction of sales for Bob Evans Restaurants, were $53.6 million, $46.4 million and $32.7 million in fiscal 2015, 2014 and 2013 respectively.

Research and Development
As part of our effort to consistently drive sales growth we continuously test food items to identify new and improved menu and retail food product offerings to appeal to our existing customers, satisfy changing eating trends and attract new customers. We strive to maintain a 12 to 24 month product development pipeline which is focused on creating and introducing innovative menu items and retail food products, as well as enhancements to our existing offerings.
In order to keep our menu and retail food products fresh and appealing to our guests’ taste preferences, our product development team is concentrated on creating appealing menu offerings that are consistent with the positioning of the brand, as well as quality enhancements to some of our best-selling items. Product development for both Bob Evans Restaurants and BEF Foods segments focuses on home-style offerings with a unique Bob Evans twist. New products are market tested before they are widely rolled out. Research and development expenses for our restaurant concept and BEF Foods operations are generally not material.
Competition
The restaurant industry is highly competitive. There are numerous segments within the restaurant industry distinguishable based on the type of food, food quality, service, location, associated price-to-value relationship and overall dining experience. We have positioned our Bob Evans Restaurants in the family dining segment.
Key competitive factors in the industry include the quality and value of menu offerings, quality and speed of service, attractiveness of facilities, advertising, brand awareness and image, and restaurant locations. Although we believe our restaurant concept competes favorably with respect to each of these factors, many of our competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources than we have. Additionally, we compete with many restaurant operators and other retail establishments for site locations and restaurant employees. We also face growing competition from quick-service and fast-casual restaurants that are improving the quality and expanding the variety of their offerings, especially at breakfast.
Our BEF Foods Segment
Our vision for our BEF Foods segment is to be a powerful national brand food business driven by innovation and strong retail partnerships with a portfolio of convenient meal solutions that meet consumer needs. We offer a variety of quality, wholesome food products to retail and foodservice customers. We sell our retail food products under the Bob Evans, Owens and Country Creek brand names. Our food products provide “farm-fresh goodness” and convenient meal solutions that uphold our commitment to premium quality. Our food products include approximately 60 varieties of branded fresh, smoked and fully cooked pork and turkey sausage, ham and hickory-smoked bacon products, such as Bob Evans Fresh Sausage (in rolls, patties or links, all in a variety of seasonings), Bob Evans Sweet Italian Sausage, Bob Evans Fully Cooked Maple Links and Bob Evans Fully Cooked Turkey Sausage Patties. We also offer over 100 complementary, convenience food items in the refrigerated and frozen areas of grocery stores such as mashed potatoes (different varieties in various sizes), our Oven Bake™ Scalloped Potatoes and Oven Bake™ Macaroni & Cheese, our sides such as Homestyle Broccoli & Cheese, Seasoned Homestyle Stuffing, Six Cheese Pasta, Original Green Bean Casserole and Sliced Glazed Apples, our Handheld Breakfast Items such as Bob Evans Sausage, Egg, Cheese Biscuits, Bob Evans Sausage Gravy Stuffers, Bob Evans Southwest Breakfast Bake and Bob Evans Sausage, Egg & Cheese Croissant, our Breakfast Burritos, Breakfast Bowls, Owens Kolaches, as well as our Soups (Original Chicken & Noodles and Original Sausage Chili), and Sausage Gravies.
Our refrigerated mashed potatoes and macaroni and cheese side dishes continue to grow as a percentage of our food products volume. We expect to continue to consistently drive sales growth through new product development and enhancements to existing items to address evolving consumer demands.
Production
We have made efforts to increase returns on invested capital by implementing a plant optimization program to ensure we are operating efficiently and are positioned for future growth. The program is geared to identify operational gaps and opportunities to improve production efficiencies at our production facilities. As a part of this program, we closed our fresh sausage plant in Galva, Illinois, and the fresh sausage production portion of our Bidwell, Ohio, plant in fiscal 2011. We closed our ready-to-eat plants in Springfield and Bidwell, Ohio, and our fresh sausage plant in Richardson, Texas, in fiscal 2014.
In August 2012, we purchased Kettle Creations, which included a 100,000 square foot food production facility in Lima, Ohio, where we produce potato and pasta-based side dishes. Kettle Creations previously was a co-packer for BEF Foods. During the second quarter of fiscal 2014 we completed the expansion at the Lima, Ohio, production facility, including an additional 57,000 square feet of production facility and constructing an additional production line at a cost of approximately $24 million.
As part of our plant optimization program, we also invested approximately $36 million of capital to expand, modify and add production lines to our food production facility in Sulphur Springs, Texas, which increased production of ready-to-eat food products, as well as added capacity for soups and gravies. This plant expansion was completed during the second quarter of fiscal 2014.
We currently produce food products in our four manufacturing facilities. We produce fresh sausage products at our plants located in Hillsdale, Michigan, and Xenia, Ohio. Ready-to-eat products, such as sandwiches, soups and gravies, are produced at our Sulphur Springs, Texas, plant, and our Lima, Ohio, plant produces refrigerated side dishes. In fiscal 2016 we plan to invest $20 million to add an additional side-dish production line at our Lima, Ohio, plant. The line is expected to be completed in the first quarter of fiscal 2017.
We strive to be the best at operations execution by always focusing on food safety. We follow a Hazard Analysis and Critical Control Points (“HACCP”) program at each of our manufacturing plants. HACCP is a comprehensive system developed in conjunction with government agencies to prevent food safety problems by addressing physical, chemical and biological hazards. We use HACCP to identify potential safety hazards so that key actions can be taken to reduce or eliminate risks during production. We also have a team dedicated to food safety and quality assurance. During fiscal 2015, all of our manufacturing plants earned certification pursuant to Global Food Safety Initiative standards.
We also use third parties to manufacture or “co-pack” the Bob Evans and Owens products that are not produced in our own facilities or to supplement production in peak demand periods. These co-packed items include some of our side dish and meat items. We used approximately 20 third parties to manufacture food products for us in fiscal 2015.
Sales
The U.S. food industry has experienced significant consolidation over the last 20 years as competitors have shed non-core businesses and made strategic acquisitions to complement category positions, maximize economies of scale in raw material sourcing and production, and expand retail distribution. This consolidated is expected to continue. The importance of sustaining strong relationships with retailers has become a critical success factor for food companies because it drives category management and continuous replenishment programs. Food companies with category leadership positions and strong retail relationships have increasingly benefited from these initiatives as a way to maintain shelf space and maximize distribution efficiencies.
Although our Bob Evans brand mashed potatoes are not available in all grocery stores across the country, it is the leading brand of refrigerated mashed potatoes in the United States (based on pound sales and Information Resource Inc.'s total U.S. grocery data for 52 weeks ending in April 2015) and has been since 2007. Our goal is to consistently drive sales growth by leveraging our strong share position to secure additional retail store business and gain additional market penetration. We also believe strong brand awareness is critical in maintaining and securing valuable retail shelf space and will provide a strong platform for introducing product line extensions and new products.
Our retail sales force, which consists of our national account teams as well as third-party food brokers, sells our food products to the leading national and regional retail chains. Retail sales are approximately 80 percent of net sales, while foodservice sales account for approximately 20 percent of net sales.
A relatively small number of customers account for a large percentage of our sales. For fiscal 2015, our 10 largest accounts represented approximately 60 percent of our total BEF Foods sales, with the top two customers representing approximately 30 percent of our BEF Foods segment sales. We use national account teams to address the needs of our key retailers on a long-term basis.
Items for our foodservice customers are made to their specifications and include sausage, sausage gravy, breakfast sandwiches and side dishes. Foodservice sales provide us with incremental volume in our production plants. Volumes in foodservice business declined as compared to fiscal 2014, primarily due to a shift of resources towards our growing side dish business.
Distribution
We supply our customers by shipping products directly to their warehouses for further distribution by the customers to their retail stores. We also distribute our products through food wholesalers and distributors who primarily service smaller, independent grocers.

At the end of fiscal 2015, Bob Evans or Owens brand products were available for purchase in grocery stores in all 50 states, the District of Columbia and Canada. Our Owens brand products were available for purchase primarily in Oklahoma, Louisiana and Texas.
We continue to work with retailers in states where there is an opportunity to distribute our products. We will explore expansion prospects with retailers to profitably increase points of distribution.
Sources and Availability of Raw Materials
One of the most important raw materials used in our food products business is live sows (an adult female pig), which we depend upon to produce our pork sausage products. We produce our sausage using the same premium ingredients that Bob Evans used when he started the Company. Sow meat is a high-value product compared to other types of pig meat because it has a different texture and color than other pork; other pork tends to be chewy when made into sausage, which we depend upon to produce our pork sausage products. We procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in many states and Canada. The live sow market is highly volatile in terms of the number of sows available and market price. The live sow market is also dependent upon supply and demand for pork products, as well as corn and soybean meal prices (the major food supply for sows), weather and farmers’ access to capital. During fiscal 2014 and part of fiscal 2015, sow costs reached record high prices in part driven by Porcine Epidemic Diarrhea virus ("PEDv") which reduced the supply of sows for slaughter due to the impact PEDv had on young piglets. The supply reduction did not significantly impact our ability to procure the live sows needed to meet customer demand, however it significantly impacted the cost beginning in the second quarter of fiscal 2014 through the third quarter of fiscal 2015. We procure sows in a variety of ways, including under supply contracts, however due to the structure of the sow market, including the limited availability of sows, there is neither a way to “lock” in prices nor any commercially feasible hedging contracts or like financial instruments for sows, like there are for “lean hogs” or “pork bellies.” We experienced significantly declining sow costs in the latter part of fiscal 2015 due to the end of PEDv, rebuilding of the sow herd and low demand.  In fiscal 2016 an adequate supply of sows and static demand look to keep sow costs below the average costs experienced in fiscal 2015.
Other important raw materials used in our food products operations are potatoes, dairy products, seasonings and packaging materials. Historically, these materials have been readily available, although some items may be in short supply during certain seasons and the price fluctuates according to availability. Such shortages did not have a material impact on net sales or operating income in fiscal 2015. Generally, we purchase these items under supply contracts, and we occasionally engage in forward buying when we believe it to be advantageous. We believe that these items will continue to be available from our existing suppliers or, upon short notice, can be obtained from other qualified suppliers.
Our raw material prices may be impacted by the spread of avian influenza across poultry farms in the Midwest. Eggs are key ingredient in some of our frozen products and we may not be able to pass additional costs through to our customers.
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
Advertising and Marketing
During fiscal 2015, we spent approximately $3.6 million advertising our food products, excluding coupons and trade promotion marketing costs. Our food products marketing programs consist of advertising, consumer promotions and trade promotions. Our advertising activities include newspaper and digital advertising aimed at increasing brand awareness and building consumer loyalty. Consumer promotions include the distribution of recipes featuring our products and targeted coupons designed to attract new customers and increase the frequency of purchases. Our trade promotions are aimed at providing retail display support, price discounts and securing additional shelf space. Trade promotions, recorded as a reduction to net sales, were $56.6 million, $49.1 million and $54.5 million in fiscal years 2015, 2014 and 2013, respectively.
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
Items That Impact Both the Bob Evans Restaurants Segment and Our BEF Foods Segment
Seasonality and Quarterly Results
Our Bob Evans Restaurants and BEF Foods segments are subject to seasonal fluctuations. Historically, our highest levels of revenue and net income at Bob Evans Restaurants occurred in the first and second quarters of our fiscal year. Many Bob Evans Restaurants are located near major interstate highways and generally experience increased revenue during the summer travel season. Holidays, severe weather conditions (such as snow storms, hurricanes, and thunderstorms), natural disasters (such as flooding and tornadoes) and similar conditions can impact restaurant sales volumes in most of the markets in which we operate.
Our BEF Foods segment is seasonal to the extent that third and fourth quarter sales are typically higher due to increased sales of sausage and our home-style side dishes during the colder months from November through April and especially during the holiday season.
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
Trademarks and Service Marks
We have registered trademarks and service marks, such as the mark Bob Evans® for our restaurant business, and Bob Evans®, Owens®, Country Creek Farm® and Kettle Creations® for BEF Foods. We use additional registered and proprietary marks, some of which are listed under “Item 1. Business” above. We maintain a registration program for our marks with the United States Patent and Trademark Office and in certain foreign countries. In order to better protect our brands, we have also registered our ownership of the Internet domain names such as bobevans.com, beffoods.com and kettlecreations.net. We believe that our trademarks, service marks, proprietary recipes and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our Bob Evans Restaurants and BEF Foods segments. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concepts. It may be difficult for us to prevent others from copying elements of our restaurant concepts and food products, and any litigation to enforce our rights would likely be costly.
The following terms are the principal trademarks and registered trademarks of Bob Evans, many of which are used herein: Get in on Something GoodTM, BE Express®, BE Fit®, BE Mail®, BEST Bob Evans Special Touch®, Big Farm Burgers®, Bob Evans®, Bob Evans Express®, Bob Evans Oven Bake®, Bob Evans Restaurants®, Bob Evans Wildfire®, Country Creek Farm®, Discover Farm-Fresh Goodness®, Farm-Fresh Goodness®, Farmhouse Feast®, Fit From the Farm®, Kettle Creations®, and Owens®. Bob Evans uses additional registered trademarks and proprietary marks in its business.
As part of the roll out of our Broasted Chicken® platform, we have licensed the use of the Broasted®, Broaster Chicken®, Genuine Broaster Chicken® and Broasted Chicken trademarks from The Broaster Company.  Our Development Agreement provides us with limited exclusivity rights to use these licensed trademarks and proprietary Broaster equipment for a period of 10 years within the domestic family dining segment.
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
There have been a number of federal, state and local proposals and regulations to require restaurants to provide nutritional information on menus and/or require that restaurants label menus with the country of origin of meal ingredients. The Affordable Care Act enacted on March 23, 2010, contains provisions that require restaurants with 20 or more locations to post calorie information on menus and additional nutritional information in writing at the restaurant. The Food and Drug Administration (“FDA”) has released final regulations that have an effective date of December 1, 2015.
The passage of the Affordable Care Act and ongoing changes in the governing rules have required significant effort to ensure compliance. The Company has chosen to continue to make health care available to eligible employees based on the terms set forth in the plan. Further, we are providing medical, prescription drug, dental, vision and an employee assistance program through a private exchange, as we attempt to manage overall health care costs. In the first year under the Affordable Care Act (calendar 2014) we experienced a more significant increase in costs than we had anticipated and were unable to mitigate the cost to the Company by re-distributing the cost of the coverage between the Company and employees. We experienced another significant cost increase in the second year (calendar 2015), which caused us to increase the overall costs to both the Company and employee participants, but due to the size of the increase, the Company is responsible for a greater percentage of the costs than it has historically been responsible. Significant cost increases or administrative burdens could affect our profitability and our ability to continue our current health care strategy.
The nature of our business requires many of our employees to work nights, weekends and nontraditional schedules. Our restaurants may have varying labor needs at various points in time. These factors make it imperative that we carefully monitor and manage the hours that nonexempt employees work to remain compliant with overtime pay regulations. We employ both salaried exempt and hourly nonexempt employees at our restaurants, which require us to manage the type of work done by the different classes of employees. As the definitions and enforcement of overtime and overtime exemption regulations continue to change at the federal and state levels, we may need to consider making changes in these classifications, which could result in higher payroll costs and negatively impact profitability.
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
Employees
As of April 24, 2015, we employed 32,341 employees including approximately 7,471 full-time employees. None of our employees are currently covered by collective bargaining agreements. We consider overall relations with our employees to be satisfactory.
Available Information
We are subject to the informational requirements of the Exchange Act, and, accordingly, we file reports, proxy statements, and other information with the SEC. Such reports, proxy statements, and other information are publicly available and can be read and copied at the reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our website is www.bobevans.com. We make available at this address, free of charge, press releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports for transactions in the Company stock by insiders on Forms 3, 4 and 5, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. In addition, we provide periodic investor relations updates and our corporate governance materials at our website.
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
I.    STRATEGIC
Our failure to achieve and maintain positive average unit store growth for an extended period of time could have a material adverse effect upon our financial condition, results of operations and cash flows.
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
Our success in creating demand for our brand as well as our restaurant menu offerings and food products is dependent on our ability to continue to accurately predict consumer dining and taste preferences and adapt our menu and food products to trends in food consumption. Our success is also dependent upon our ability to provide outstanding customer service and convenience and to keep the atmosphere of our Bob Evans Restaurants segment differentiated from our competitors, and relevant and appealing to our customers. If we change our restaurant concept or customer service technique, we may lose customers who do not prefer the changed concept or customer service technique, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make the concept or technique profitable.
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
Our long-term growth strategy depends on successfully executing our current strategic efforts to turnaround our business results. Our ability to complete our turnaround efforts is influenced by factors beyond our control, which may slow our turnaround efforts and impair our long-term growth
We are pursuing a disciplined long-term growth strategy which, to be successful, will depend in large part on our ability to execute our current turnaround efforts. If we are unable to execute the turnaround efforts due to factors beyond our control our long-term growth opportunities could be impaired.
We are authorized to pursue certain strategic transactions, including one or more sale-leasebacks of our New Albany, Ohio headquarters, our BEF Foods manufacturing facilities in Lima, Ohio, and Sulphur Springs, Texas. The Company cannot guarantee that any of these transactions will occur. The decision to enter into any of these transactions, or the assets subject to a transaction, depends on a number of factors including, but not limited to, interest rates and general U.S economic conditions, the performance of the Bob Evan’s business segments, etc., and must first be approved by the Board of Directors. Any transaction would be subject to the normal conditions and covenants for closing. Depending upon the size and structure of any of these transactions, prior to entering into a transaction, the Company could be required to either obtain permission from its credit facility lenders or put in place alternative financing arrangements. The failure to successfully implement on one or more of these strategic transactions within the time period planned could have a material adverse effect on our long-term growth strategy to turn around the business as well as on our results of operations. Additionally, there is no guarantee that the execution of one or more such transactions will have a positive impact on our long-term growth strategy or results of operations.
We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing of existing restaurants, which may adversely affect our results of operations.
Our sales and expenses can be impacted significantly by the number and timing of the opening of new restaurants and the closing of existing restaurants. We incur substantial preopening expenses each time we open a new restaurant and other expenses when we close existing restaurants. The expenses of opening or closing any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.
Our restaurant business is dependent upon satisfactory customer service, and we may have difficulty hiring and retaining a sufficient number of qualified employees to deliver appropriate service.
Our restaurant business depends in significant part upon our ability to attract, train, motivate and retain a sufficient number of qualified employees, including Above Restaurant Leaders, restaurant managers, kitchen staff and servers who can meet the high standards necessary to deliver the levels of food quality and service on which our restaurant segment is based upon. The short supply of qualified individuals in some areas could strain our restaurant operations, delay new restaurant openings or require us to increase wages to attract desired individuals, which could have a material adverse effect on our financial position or results of operations. Also, high rates of employee turnover could have a negative impact on food quality, recruiting and training costs, and customer service, which would result in an adverse effect on our restaurant business and results of operations.
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
The food products industry is also highly competitive and is affected by changes in the public’s eating habits and preferences, as well as by local and national economic conditions affecting consumer spending habits. Key competitive factors in the industry include the quality, flavor and value of the food products offered, advertising and name brand awareness. Our competitors include well-established national, regional and local producers and wholesalers of similar products, many of whom have substantially greater name recognition and financial, marketing and other resources than we have, which may give them competitive advantages. We are facing increased competition from private label sausage products and side dishes. We expect competition to intensify in our BEF Foods segment as other food companies introduce refrigerated side dishes to compete with our successful products. This increased competition could have a material adverse effect on our financial position or results of operations.

Our marketing and branding strategies may not be successful, which could negatively affect our business.
Our marketing and branding strategies continue to evolve to maximize our appeal to customers and compete effectively. We do not have any assurance that our marketing strategies will be successful. If our current strategy to aggressively use less discounting, new advertising, modified branding, and other marketing programs are not successful, we may not generate the level of restaurant and food products sales we expect and the expenses associated with these programs will negatively affect our financial results. Moreover, many of our competitors have successfully used national marketing strategies, including network and cable television advertising in the past, and we may not be able to successfully compete against those established programs.
The growth of our BEF Foods segment’s sales and profits is dependent upon our ability to expand into existing and new markets.
The successful growth of our BEF Foods segment depends in part on our ability to add new retail customers, as well as expand the number of products sold through existing retail customers by expanding the number of our items they offer for sale and product placement within the refrigerated meat and the frozen products departments. The expansion of the BEF Foods business segment depends on our ability to obtain and retain large-account customers, such as grocery store chains and warehouse customers. Our failure to obtain and retain new large-account customers or maintain our relationships with existing large-account customers could have a material adverse effect on the BEF Foods segments’ business and results of operations.
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
Higher sow and pork trimmings costs could adversely affect the BEF Foods segment’s profitability, and we cannot guarantee that we will be able to pass along any portion of the increased costs to our consumers in a timely manner or at all.
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

Because many of our restaurants are concentrated in certain geographic areas, there could be a material adverse effect on our operations by regional economic conditions, severe weather and other events.
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
Our results may be adversely affected if we are unable to execute on the key elements of our strategic plan to improve our sales, general and administrative cost structure, delivery execution, and resource utilization. Effecting significant reductions in cost structure, as well as changes in operational regimes and corporate culture is a significant challenge. If we are unable to change and instill within our entire organization the appropriate cost cutting and operational regimes of our corporate culture, we may not be able to gain the required cost savings and improvements and increase our profitability. If we are unable to successfully execute any or all of the initiatives of our strategic plan, our revenues, operating results and profitability may be adversely affected.
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
The good reputation of our restaurant and foods brands is a key factor in the success of our business. Actual or alleged incidents at any of our restaurants or plants could result in negative publicity that could harm our brands. Given the extensive use of the Internet and various forms of social networking websites, as well as our own website, unfavorable publicity can spread world-wide in only hours. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants or plants, or only to a single restaurant or plant, could adversely affect public perception of the entire brand. Negative publicity also may result from health concerns including food safety and flu outbreaks, publication of government or industry findings concerning food products, environmental disasters, crime incidents, data privacy breaches, scandals involving our employees, or operational problems at our restaurants or plants, all of which could make our brands less appealing to our guests and customers, and negatively impact our guest counts and sales.

Adverse publicity and its effect on overall consumer perceptions of our brands, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.
Catastrophic events may disrupt our business and could adversely affect our revenues and results of operations.
We are a highly automated business and rely on our production facilities, our network infrastructure, the Internet, our website and mobile apps for our development, marketing, operational, support, hosted services and sales (including online ordering) activities. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major natural disaster, fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data.
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
Our BEF Foods segment operates four manufacturing plants. If we were forced to close or delay production at one or more of these plants due to a natural disaster or significant labor issue, we may be unable to increase production at our other plants with our co-packers in a timely manner, which could have a material adverse effect on our results of operations.

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

Our inability to improve our systems in fiscal 2016 to provide greater access for customers, increase operational capabilities, and to replace our core enterprise resource planning systems could negatively impact our results of operations.
Operational excellence and the continued improvement of our customer experience are among our highest priorities. As a result, we made increased investments during fiscal 2015 and expect to continue to make investments during fiscal 2016 in our technology infrastructure, and the labor necessary to support this technology, in areas designed to more effectively collect and process our enterprise information and data for resource planning, as well as positively impacting the way in which our customers interact with us, including through the ordering process, food production and finally through the delivery of food to the customer. Our inability to effectively implement our core enterprise resource planning systems' replacement, as well as the other changes to our technology infrastructure could negatively impact our operations and processes and could have a negative impact on our financial results.
If we lose the services of any of our key management personnel, our business could be negatively impacted.

We depend on the continued services and performance of our key management personnel. Our future performance will depend on our ability to motivate and retain these and other key officers and employees. Competition for high-quality employees is intense. The loss of the services from our key management personnel or the inability to attract additional qualified personnel as needed could harm our business.
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
We utilize price increases for menu offerings and food products to help offset cost increases, including increased costs for wholesale food, raw materials, distribution, minimum wages, employee benefits, construction, fuel, utility, and other costs. During fiscal 2015, we implemented menu price increases at Bob Evans Restaurants to help offset operating and supply cost increases. Additionally we expect shell and liquid egg prices to increase in fiscal 2016, a result of the avian influenza that has significantly impacted poultry farms in the Midwest. We may not be able to pass through these additional costs to customers in the form of increased pricing.
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
The restaurant industry and the food products industry are subject to various federal, state and local laws and regulations relating to health, sanitation, safety and fire standards, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, the Patient Protection and Affordable Care Act ("PPACA"), the Health Care and Education Reconciliation Act of 2010 and applicable requirements concerning minimum wage, overtime, health care coverage, family leave, medical privacy, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990, as amended by the ADA Amendments Act of 2008. Compliance with these legal requirements may be more costly than we expect. The failure to obtain and/or retain licenses, permits or other regulatory approvals could delay or prevent the opening of a restaurant and/or the continued operation of a particular restaurant or food products manufacturing facility. Our failure to comply with applicable laws and regulations could also result in fines or legal actions that could adversely affect our business, results of operations and financial position. Significant legal and regulatory issues affecting our business include:

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
In March 2010, the President signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, “Health Care Reform Acts”). Although we developed business processes to deal with and mitigate the costs associated with the Health Care Reform Acts, which may result in significant modifications to our employment and benefits policies and practices, we incurred significant increases in the cost and may incur further increases and are unable to predict with certainty the financial and operational impacts the new law will have on us. We do expect that our expenses will increase as a result of the Health Care Reform Acts. Any such increases could materially and adversely affect our business, financial condition and results of operations, such modifications to our business practices may be disruptive to our operations and impact our ability to attract and retain personnel.
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
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with Generally Accepted Accounting Principles ("GAAP"). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. In the past we identified certain material weaknesses in our internal control over financial reporting, however we concluded that those material weaknesses were remediated as of April 24, 2015. We cannot assure you that we will be able to maintain all of the controls necessary in the future for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.
In addition, we implemented the first phase of our enterprise resource planning system (“ERP”), on April 25, 2015. Any impact from implementation issues we experience or delays in the implementation of future phases of this system could cause disruption of our internal control over financial reporting and cause delays in our ability to adequately assess our internal control over financial reporting.
If we fail to maintain effective internal control over our financial reporting or comply with the federal securities rules and regulations applicable to us, including the Sarbanes-Oxley Act and our SEC reporting obligations related to our internal control over financial reporting, our financial statements may be inaccurate, our ability to report our financial results on an accurate and timely basis may be adversely affected, we may be unable to obtain an unqualified audit opinion, and our access to the capital markets may be restricted. In addition, we may, in the future, identify material weaknesses or significant deficiencies in our internal control over financial reporting. Each of the foregoing could impact the reliability and timeliness of our financial reports and could cause investors to lose confidence in our reported financial information, which could have a negative effect on our business and the value of our securities.
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
IV.    OTHER
A privacy or security breach of our Company and customer data could adversely affect our business.
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
Failure to comply with laws, regulations and third party contracts regarding the collection, maintenance, privacy and processing of information may result in adverse publicity and adversely affect the operation of our business and results of operations.
We collect, maintain and process certain information about customers and employees, much of which is considered private or confidential. Our use and protection of this information is regulated by various laws and regulations, as well as by third party contracts. If our systems or employees fail to comply with these laws, regulations or contract terms, it could require us to notify customers, employees or other groups, resulting in adverse publicity, loss of sales and profits, increased fees payable to third parties, and penalties or remediation and other costs that could adversely affect the operation of our business and results of operations.
Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a variety of other factors, resulting in a decline in our stock price.
Our quarterly operating results may fluctuate significantly because of several factors, including:

•	fluctuations in food and commodity prices, including sow costs;

•	the timing of new restaurant openings and related expenses;

•	costs related to the closing of existing restaurants, which may include impairment charges and lease termination expenses;

•	labor availability and costs for hourly and management personnel;

•	profitability of our restaurants;

•	impairments of long-term assets;

•	trends in same-store sales;

•	adverse weather conditions, especially during peak winter holiday sales seasons;

•	special items, such as property purchases or sales;

•	class action or litigation settlements;

•	local and national economic conditions, including gasoline and other energy costs; and

•	changes in consumer preferences and competitive conditions.
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
Our credit facility contains various covenants that limit, among other things, our ability to incur liens on our assets; merge or consolidate with other entities; transfer or sell a substantial part of our assets; substantially change the nature of our business; pay dividends or initiate stock repurchases under certain circumstances; and enter into transactions with affiliates, among other restrictions. The covenants contained in our credit facility could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities, to fund our business operations or to successfully implement our current and future operating strategies. The credit facility also requires us to maintain certain financial covenants. At April 24, 2015, we were in compliance with these covenants. However, any failure to maintain these financial covenants or have sufficient liquidity to either repay or refinance the then outstanding balance upon violation of the covenants could have a material adverse effect on our financial condition if we were unable to obtain an amendment or waiver from our bank group or access alternative sources of capital.
A breach of a covenant in our debt instruments could cause acceleration of our outstanding indebtedness.
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

Part of the consideration we received in the transaction was a promissory note, (the "Note") which has a principal balance of $30.0 million, an annual interest rate of 1.5%, a term of seven years and a principal and interest payment date of February, 2020. Partial prepayments are required prior to maturity if the buyer reaches certain levels of EBITDA during specified periods. Our right to repayment under the Note is subordinated to third party lenders as well as funding that may be provided by the parent company. In the event of a sale or liquidation of Mimi’s Café by its parent company, our right to repayment may be subordinated to payments owed to the parent company and potentially reduced based on the funds available for repayment. Because the Note is subordinated under certain conditions, it is possible that the principal amount of the Note may not be paid in full or at all.
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
In 2014 Castlerigg Global Equity Special Event Master Fund, Ltd., one of our stockholders affiliated with the Sandell Asset Management Corp. (together with its affiliates, "Sandell"), conducted a proxy contest with us and elected four individuals to our board of directors at our 2014 annual meeting of shareholders. If a proxy contest or other action by Sandell or another activist shareholder would occur in the future, our business could be adversely affected because:

•	responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our board, management and employees;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
The following provides a brief summary of the location and general character of our principal plants and other physical properties as of April 24, 2015.
In October 2013, we moved into our current corporate headquarters located at 8111 Smith’s Mill Road, New Albany, Ohio. The headquarters consists of three buildings located on approximately 41-acres of property. We own the property.
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

Bob Evans Restaurants Segment
At the end of fiscal 2015, we owned the real estate for 483 of our Bob Evans Restaurants and leased the real estate for the remaining 84 locations. The table located in Item 1 of this Annual Report on Form 10-K shows the location of all of our Bob Evans Restaurants in operation as of the end of fiscal 2015. The initial terms for the majority of our Bob Evans Restaurants’ leases are 20 years and include options to extend the terms. Additionally, we own or lease properties for 19 closed restaurants and other properties.
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
In August 2012, we purchased Kettle Creations, which included a 100,000 square foot food production facility in Lima, Ohio. Kettle Creations previously was a co-packer for us. The Lima plant produces refrigerated mashed potatoes and other potato-based side dishes, macaroni and cheese and other pasta side dishes. During the second quarter of fiscal 2014, we completed the first phase of expansion at the Lima, Ohio, production facility, which included expanding the production facility by 57,000 square feet and constructing an additional production line, at a cost of approximately $24 million.
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
In August 2012, a former Bob Evans Restaurant employee filed an action against the Company in the United States District Court for the Southern District of Ohio, styled David Snodgrass v. Bob Evans Farms, LLC, Case No. 2:12-cvg-00768 (“Snodgrass”). The lead plaintiff alleged that the Company violated the Fair Labor Standards Act by misclassifying assistant managers as exempt employees and failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The plaintiff seeks an unspecified amount of alleged back wages, liquidated damages, statutory damages and attorneys’ fees. The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers employed at Bob Evans Restaurants between August 2009 and present. In December 2013, the Court in Snodgrass granted conditional certification of those assistant managers that elected to opt-in to the collective action.
In May, 2014, the same plaintiffs’ counsel in the Snodgrass matter filed essentially duplicative claims under the overtime laws of the State of Ohio and Commonwealth of Pennsylvania, styled Utterback v. Bob Evans Farms, Case No. CV14826909 in the Court of Common Pleas of Cuyahoga County, Ohio (“Utterback”) and Mackin v. Bob Evans Farms, Case No. 2:14-cv-450 in the United States District Court for the Southern District of Ohio (“Mackin”), respectively. Neither the Utterback nor Mackin proceedings have been certified for class status at this time, and remain in the very early stages of litigation with significant uncertainty as to factual issues and outcome of legal proceedings (including any determination as to class certification).
We continue to believe that our assistant managers were properly classified as exempt from the respective Federal and State overtime requirements, have meritorious defenses to the claims in each of the Snodgrass, Utterback and Mackin matters, and have vigorously contested the actions.

In the fourth quarter of fiscal 2015 however, we received an unfavorable ruling related to the above mentioned Snodgrass litigation and therefore we recorded a charge of $6 million in fiscal 2015. This reflects the low end of the range of probable loss for the Snodgrass litigation.
While a loss of up to $20 million is possible if all three matters are settled prospectively, we do not believe that there is an amount within the estimated range which is more likely than any other and as such, we recorded an accrual of $6 million as of April 24, 2015, related only to the Snodgrass litigation matter.
The expense was recorded to the Bob Evans Restaurant segment and in the S,G&A line of the Consolidated Statements of Net Income. We do not believe based on currently available information, that the outcome of these matters will have a material effect on our financial condition, although an adverse outcome could be material to our results of operations for a particular period.

ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

SUPPLEMENTAL ITEM.    EXECUTIVE OFFICERS OF BOB EVANS FARMS, INC.
The following table sets forth certain information for the “executive officers” of Bob Evans Farms, Inc. for the past five years as of June 10, 2015. The “executive officers” are our “Section 16 officers,” both as defined pursuant to the Securities Exchange of 1934.

Name	Age	Years of Service as Officer	Background
T. Alan Ashworth	55	3
Vice President, Corporate Development and Finance and Treasurer from June 2014; Chief Financial Officer (Interim), from May 2014 to June 2014; Vice President, Corporate Development and Finance from August 2012 to June 2014; Senior Director, Finance from December 2011 to August 2012; Vice President, Finance, Convergys Corporation from 2008 to 2011 (NYSE:CVG)

Colin M. Daly	43	3
Executive Vice President, General Counsel and Corporate Secretary since December 2014; Senior Vice President, General Counsel and Corporate Secretary since May 2012; Secretary from March 2009 to December 2014 and General Counsel since February 2008, O’Charley’s Inc.

John J. Fisher	52	1
Executive Vice President and Chief Concept Officer of Bob Evans Farms, LLC (dba Bob Evans Restaurants) since February 2015; Senior Vice President and Chief Concept Officer of Bob Evans Farms, LLC (dba Bob Evans Restaurants) from November 2013 to February 2015; Senior Vice President, Merchandising, Marketing, and Restaurant Operations of The Pantry, Inc. (dba Kangaroo Express) from March 2010 to March 2013; Executive Vice President and General Manager, The Linbeck Group, from October 2003 to March 2009.

Richard D. Hall	59	19	Executive Vice President, Supply Chain Management since September 2008
Mark E. Hood	62	1
Member, Chief Executive Officer’s Office since December 2014; Chief Financial Officer since June 2014; Consultant from July 2012 to June 2014; Senior Vice President and Chief Financial Officer, Brown Shoe Company, Inc. from 2006 to 2012 (NYSE:BWS)

Sylvester J. Johnson	55	1	Senior Vice President, Chief Accounting Officer and Controller since September 2013; Vice President, Chief Accounting Officer, Dex One Corporation from 2009-2013.
Kevin C. O’Neil	60	5
Vice President, Associate General Counsel and Assistant Secretary since May 2012; Vice President, General Counsel and Corporate Secretary, from July 2011 to May 2012; Sr. Director, Corporate Counsel from April 2010 to July 2011; Senior Counsel, Vorys, Sater, Seymour & Peas, from November 2009 to April 2010.

Scott C. Taggart	45	5	Vice President, Investor Relations since September 2011; Senior Director, Finance from January 2010 to September 2011.
J. Michael Townsley	56	12	Member, Chief Executive Officer’s Office since December 2014; President, BEF Foods, Inc. since June 2008

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
Comparison of Five-Year Cumulative Total Return
The following line graph compares the yearly percentage change in our cumulative total stockholder return on our common stock over our preceding five fiscal years against the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500”) and our peer group.
Our peer group is comprised of restaurant companies listed on The NASDAQ Stock Market (weighted 70 percent) and a group of meat producers listed on either The NASDAQ Stock Market or the New York Stock Exchange (weighted 30 percent) whose attributes closely align with ours. We measure cumulative stockholder return by dividing (a) the sum of (i) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price of our common stock at the end and the beginning of the measurement period by (b) the price of our common stock at the beginning of the measurement period.
The subsequent performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or the Exchange Act.

CUMULATIVE VALUE OF $100 INVESTMENT

	2010	2011	2012	2013	2014	2015
Peer Group (1)	$100.00	$136.21	$165.03	$185.45	$222.78	$277.13
Standard & Poor’s 500	$100.00	$117.22	$123.27	$142.15	$170.96	$198.28
Bob Evans Farms, Inc.	$100.00	$104.10	$132.24	$149.51	$168.58	$167.46
(1) The peer group includes the following companies: AFC Enterprises, B&G Foods Inc., Biglari Holdings Inc., BJ's Restaurants, Inc., Bloomin' Brands, Inc., Brinker International, Inc. Buffalo Wild Wings Inc., Chipotle Mexican Grill, Inc., Cracker Barrel Old Country Store, Inc., Denny's Corporation, Diamond Foods, Inc., DineEquity, Inc., Flowers Foods, Inc., Panera Bread Co., Red Robin Gourmet Burgers Inc., Ruby Tuesday, Inc., Sanderson Farms, Inc., Seneca Foods Corp., Snyder's Lance, Inc., Texas Roadhouse, Inc., The Cheesecake Factory Incorporated, The Hain Celestial Group, Inc., The Wendy's Company, Treehouse Foods, Inc.
Issuer Repurchases of Equity Securities
On February 25, 2014, the Board of Directors authorized a stock repurchase program for fiscal 2015 of up to $100.0 million. The fiscal program authorized the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. On August 20, 2014, the Board of Directors increased the authorization of this stock repurchase program to $150.0 million and extended the authorization period through fiscal 2016. We did not repurchase any shares of our common stock during fiscal 2015. The ability to repurchase stock and complete the repurchase program is dependent upon the Company having available funds and complying with the financial covenants and other restrictions contained within the Company’s credit facility and the repurchase authorization.
From April 25, 2015, through June 1, 2015, we repurchased 1.1 million shares, or $50,000 of Company stock. The purchases were funded through additional borrowings on our Credit Agreement.

ITEM 6.    SELECTED FINANCIAL DATA
Consolidated Financial Review
Bob Evans Farms, Inc. and Subsidiaries

(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Operating Results
Net sales from continuing operations	$1,349,190	$1,328,552	$1,330,226	$1,287,210	$1,296,706
Asset impairment charges from continuing operations (1)	$8,861	$16,850	$4,409	$3,286	$1,896
Operating income from continuing operations	$17,686	$33,125	$87,954	$106,475	$92,351
Income from continuing operations before income taxes	$9,037	$31,111	$76,469	$98,591	$83,484
Provision (benefit) for income taxes	$(7,516)	$143	$(6,084)	$28,406	$27,311
Income from continuing operations	$16,553	$30,968	$82,553	$70,185	$56,173
Income (loss) from discontinued operations, net of income taxes	$—	$2,717	$(83,374)	$2,757	$(2,101)
Net income (loss)	$16,553	$33,685	$(821)	$72,942	$54,072
Earnings Per Share - Income from Continuing Operations
Basic	$0.70	$1.17	$2.94	$2.38	$1.88
Diluted	$0.70	$1.16	$2.90	$2.35	$1.85
Earnings Per Share — Income (Loss) from Discontinued Operations
Basic	$—	$0.10	$(2.97)	$0.09	$(0.07)
Diluted	$—	$0.10	$(2.93)	$0.09	$(0.07)
Earnings per share - Net Income (Loss)
Basic	$0.70	$1.27	$(0.03)	$2.48	$1.81
Diluted	$0.70	$1.26	$(0.03)	$2.44	$1.78
Financial Position
Working capital	$(28,897)	$(486,499)	$(190,426)	$(92,305)	$(52,343)
Property, plant and equipment — net	$853,721	$878,482	$797,272	$890,589	$910,402
Total assets	$1,032,587	$1,065,752	$1,020,953	$1,075,670	$1,107,994
Debt:
Short-term	$409	$458,898	$201,433	$38,571	$13,571
Long-term	$450,676	$835	$816	$97,145	$135,716
Stockholders’ Equity	$379,991	$389,219	$594,775	$672,135	$679,570
Supplemental Information for the Year
Capital expenditures from continuing operations	$74,517	$190,995	$118,200	$81,863	$38,739
Depreciation and amortization from continuing operations	$80,074	$79,456	$69,319	$60,264	$60,061
Weighted-average shares outstanding:
Basic	23,489	26,450	28,066	29,464	29,921
Diluted	23,649	26,704	28,488	29,925	30,422
Cash dividends per share	$1.240	$1.205	$1.075	$0.950	$0.780
Common stock market closing prices:
High	$59.64	$58.86	$45.36	$39.71	$34.59
Low	$42.70	$42.60	$34.45	$27.41	$23.18
Supplemental Information at Year-End
Employees	32,341	34,470	34,023	33,763	34,386
Registered stockholders	16,578	17,689	18,927	19,776	20,675
Market price per share at closing	$45.29	$46.80	$42.52	$38.67	$31.36
Book value per share	$16.23	$16.69	$21.68	$23.49	$22.48
(1) See Impairments section of Note 1 for additional information.

In fiscal 2014 we recast our consolidated financial statements to reflect the Mimi's Café operations as a discontinued operation for that year and all prior periods presented. The selected financial data for fiscal 2014 and prior years reflect Mimi's Café as a discontinued operation.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General Overview
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. This MD&A contains forward-looking statements that set forth our expectations and anticipated results based on management’s plans and assumptions. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in this Annual Report on Form 10-K under the heading “Item 1A. Risk Factors.” The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Please refer to “Forward-Looking Statements” section of this Form 10-K for more information regarding forward-looking statements.
We operate in two segments, Bob Evans Restaurants and BEF Foods, which is reflected in management's discussion and analysis of financial condition and result of operations. Refer to Note 11 for additional reporting segment information.
As of April 24, 2015, we operated 567 full-service Bob Evans Restaurants in 19 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. Revenue at Bob Evans Restaurants is recognized at the point of sale.
Effective February 15, 2013, we completed the sale of the Mimi’s Café restaurant chain to Le Duff America, Inc., ("Le Duff") a U.S.-based subsidiary of Groupe Le Duff, a global bakery and restaurant company headquartered in France. Mimi’s Café results are included in our Consolidated Statements of Net Income as discontinued operations in fiscal years 2014 and 2013.
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
References herein to 2015, 2014 and 2013 refer to fiscal years. All years presented are 52-week years.
Results of Operations
The following table reflects data for our fiscal year ended April 24, 2015, compared to the preceding two fiscal years. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The table also includes data for two reporting segments — Bob Evans Restaurants and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amount.
Consolidated Results

	Bob Evans Farms, Inc.
	Fiscal 2015		Fiscal 2014		Fiscal 2013
Net sales	$1,349,190		$1,328,552		$1,330,226
Cost of sales	457,039	33.9%	450,953	33.9%	424,536	31.9%
Operating wages and fringe benefit expenses	423,539	31.4%	406,307	30.6%	410,115	30.8%
Other operating expenses	198,065	14.7%	196,827	14.8%	189,503	14.3%
Selling, general and administrative expenses	170,129	12.6%	149,504	11.3%	148,799	11.2%
Depreciation and amortization expense	80,074	5.9%	79,456	6.0%	69,319	5.2%
Impairment of assets held for sale	2,658	0.2%	12,380	0.9%	—	—%
Operating income	$17,686	1.3%	$33,125	2.5%	$87,954	6.6%

Segment Results

	Bob Evans Restaurants
	Fiscal 2015		Fiscal 2014		Fiscal 2013
Net sales	$969,877		$956,579		$981,418
Cost of sales	258,677	26.7%	244,871	25.6%	245,753	25.0%
Operating wages and fringe benefit expenses	381,874	39.4%	365,698	38.2%	372,677	38.0%
Other operating expenses	169,018	17.4%	164,901	17.3%	163,194	16.6%
Selling, general and administrative expenses	98,871	10.2%	80,723	8.4%	73,650	7.5%
Depreciation and amortization expense	61,531	6.3%	63,872	6.7%	56,827	5.8%
Impairment of assets held for sale	2,658	0.3%	9,380	1.0%	—	—%
Operating income	$(2,752)	(0.3)%	$27,134	2.8%	$69,317	7.1%

	BEF Foods
	Fiscal 2015		Fiscal 2014		Fiscal 2013
Net sales	$379,313		$371,973		$348,808
Cost of sales	198,362	52.3%	206,082	55.4%	178,783	51.3%
Operating wages and fringe benefit expenses	41,665	11.0%	40,609	10.9%	37,438	10.7%
Other operating expenses	29,047	7.6%	31,926	8.6%	26,309	7.6%
Selling, general and administrative expenses	71,258	18.8%	68,781	18.5%	75,149	21.5%
Depreciation and amortization expense	18,543	4.9%	15,584	4.2%	12,492	3.6%
Impairment of assets held for sale	—	—%	3,000	0.8%	—	—%
Operating income	$20,438	5.4%	$5,991	1.6%	$18,637	5.3%
Bob Evans Farms, Inc. Overview
Net sales were $1,349.2 million in fiscal 2015, an increase of $20.6 million compared to the prior year. Operating income was $17.7 million for the year, a decrease of $15.4 million as compared to fiscal 2014. Offsetting this increase in net sales were higher cost of sales of $6.1 million, higher operating wages and fringe benefit expenses of $17.2 million, higher other operating expenses of $1.2 million, higher S,G&A costs of $20.6 million and higher depreciation and amortization expenses of $0.6 million. Impairment charges on assets held for sale were $9.7 million lower than the prior year. Pretax net income from continuing operations for fiscal 2015 was $9.0 million as compared to $31.1 million in the prior year. The benefit for income taxes was $7.5 million in fiscal 2015 as compared to a provision of $0.1 million in the prior year. Earnings per diluted share from continuing operations were $0.70 per share in fiscal 2015 as compared to $1.16 per share in the prior year. Refer to the sections below for analysis on our fiscal 2015 operating results as compared to the year ago period.
Bob Evans Restaurants Segment Overview
Same-store sales for a given year are based on net sales of restaurants that are open for at least 18 months prior to the start of that year. Net sales of closed restaurants are excluded from same-store sales in the period in which the restaurants are closed. Closed restaurant days for restaurants that underwent the Farm Fresh Refresh in prior years are included in the same-store sales base.
Same store sales for Bob Evans Restaurants increased 0.9% as compared to fiscal 2014. We opened seven new restaurant locations during the year and closed one restaurant location. Operating margins were negatively impacted by higher food costs, primarily driven by commodity inflation, mix shifts due to changes in day-part sales and on/off premise sales mix, and higher discounts. Operating income was also negatively impacted by higher operating wages and fringe benefit expenses, driven primarily by employee benefit costs, management salaries and hourly wages, increased advertising and utility costs and higher S,G&A expenses. These costs were partially offset by lower depreciation costs.

BEF Foods Segment Overview
BEF Foods net sales increased $7.3 million, or 2.0% as compared to fiscal 2014. The increase is a result of an approximate 13% increase in side dish volume combined with $11.3 million of higher net sausage pricing, partially offset by a decrease in other product volumes, primarily driven by declines in food service, sausage and frozen product volumes. Operating income increased by $14.4 million, the result of margin favorability driven by a mix-shift towards higher-margin retail products, lower sow costs and production yield improvements, lower operating expenses due to improved plant efficiencies and lower advertising costs and selling wages. These operating income improvements were partially offset by higher S,G&A and depreciation costs.
Fiscal Year Ended April 24, 2015 (“fiscal 2015” or "2015") as Compared to Fiscal Year Ended April 25, 2014 (“fiscal 2014” or "2014")
The following tables reflect data for the twelve months ended April 24, 2015, compared to the prior year's twelve months ended April 25, 2014. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The table also includes data for our two segments - Bob Evans Restaurants and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Consolidated Results
(in thousands)	2015		2014
Net sales	$1,349,190		$1,328,552
Cost of sales	457,039	33.9%	450,953	33.9%
Operating wage and fringe benefit expenses	423,539	31.4%	406,307	30.6%
Other operating expenses	198,065	14.7%	196,827	14.8%
Selling, general and administrative expenses	170,129	12.6%	149,504	11.3%
Depreciation and amortization expense	80,074	5.9%	79,456	6.0%
Impairment of assets held for sale	2,658	0.2%	12,380	0.9%
Operating income	$17,686	1.3%	$33,125	2.5%

	Bob Evans Restaurants				BEF Foods
(in thousands)	2015		2014		2015		2014
Net sales	$969,877		$956,579		$379,313		$371,973
Cost of sales	258,677	26.7%	244,871	25.6%	198,362	52.3%	206,082	55.4%
Operating wage and fringe benefit expenses	381,874	39.4%	365,698	38.2%	41,665	11.0%	40,609	10.9%
Other operating expenses	169,018	17.4%	164,901	17.3%	29,047	7.6%	31,926	8.6%
Selling, general and administrative expenses	98,871	10.2%	80,723	8.4%	71,258	18.8%	68,781	18.5%
Depreciation and amortization expense	61,531	6.3%	63,872	6.7%	18,543	4.9%	15,584	4.2%
Impairment of assets held for sale	2,658	0.3%	9,380	1.0%	—	—%	3,000	0.8%
Operating income	$(2,752)	(0.3)%	$27,134	2.8%	$20,438	5.4%	$5,991	1.6%
Sales
Consolidated net sales increased 1.6%, to $1,349.2 million, for the twelve months ended April 24, 2015, compared to $1,328.6 million in the corresponding period a year ago. The net sales increase was comprised of an increase of $13.3 million in Bob Evans Restaurants as well as an increase of $7.3 million in BEF Foods.
Bob Evans Restaurants' net sales increased $13.3 million, or 1.4%, for the twelve months ended April 24, 2015, compared to the corresponding period a year ago. The increase in net sales was the result of a 0.9% increase in same-store sales, primarily due to a 1.2% increase in average menu prices. Menu price increases were implemented to partially offset the impact of higher food costs incurred throughout fiscal 2015. We also opened seven new restaurants during the year, including four in the fourth quarter, which increased sales by approximately $4.8 million over the comparable period.

The chart below summarizes the restaurant openings and closings during the last two fiscal years for Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2015
4th quarter	564	4	1	567
3rd quarter	562	2	—	564
2nd quarter	562	—	—	562
1st quarter	561	1	—	562
Fiscal 2014
4th quarter	562	1	2	561
3rd quarter	562	1	1	562
2nd quarter	561	1	—	562
1st quarter	560	1	—	561
The BEF Foods segment net sales increased by $7.3 million, or 2.0%, in the twelve months ended April 24, 2015 compared to the corresponding period a year ago. The increase in net sales was primarily due to $11.3 million of net sausage pricing increases implemented to offset higher sow costs compared to the prior year. Side dish volumes increased by approximately 13%, but were offset by lower sausage and foodservice volumes. The decrease in sausage is related to a decline in category demand due to higher pork prices, which began last year and did not recover despite the decline in sow costs in the second half of fiscal 2015. The decline in foodservice volumes is primarily due to a shift of resources towards our growing side dish business. Refer to the table below for pounds sold by category in the year ended April 24, 2015, and corresponding period last year.

(in millions)	2015		2014
Category
Side Dishes	101.7	50.0%	90.1		44.2%
Sausage	49.1	24.1%	53.1		26.1%
Food Service	34.9	17.1%	42.0	(1)	20.6%
Frozen	9.9	4.9%	10.7		5.3%
Other	8.0	3.9%	7.8		3.8%
Total	203.6		203.7

(1) - Excludes 4.7 million pounds sold at the Company's Irvine, California, production facility, which was sold in the second quarter of fiscal 2014.

Cost of Sales
Consolidated cost of sales (cost of materials) was $457.0 million, or 33.9% of net sales, for the twelve months ended April 24, 2015, compared to $451.0 million, or 33.9% of net sales, in the corresponding period a year ago. Cost of sales were flat as a percentage of total sales, driven by an 80 bps weighted increase in Bob Evans Restaurants, offset by an 80 bps weighted decrease in BEF Foods.
Bob Evans Restaurants' cost of sales, predominately food costs, was $258.7 million, or 26.7% of net sales, for the twelve months ended April 24, 2015, compared to $244.9 million, or 25.6% of net sales, in the year ago period. The increase in the cost of sales ratio was primarily the result of the $5.1 million margin impact of higher food costs, the $4.3 million impact of a shift in menu mix towards higher cost items, a $1.9 million impact from increased discounting and a $1.7 million impact of increased carryout sales, partially offset by the $2.6 million impact of menu price increases.
BEF Foods cost of sales was $198.4 million, or 52.3% of net sales, in the twelve months ended April 24, 2015, compared to $206.1 million, or 55.4% of net sales, in the corresponding period a year ago. Our cost of sales favorability was primarily due to price increases implemented to offset higher sow costs in the first half of fiscal 2015, lower sow costs in the second half of fiscal 2015 which contributed to a $3.9 million overall reduction in cost of sales as compared to the prior year, improved production yields, and the effect of a higher sales mix of our side dish productions, which have higher margins. Sow costs averaged $69.41 per hundredweight in fiscal 2015, as compared to $73.23 per hundredweight in fiscal 2014, the result of significant declines in the second half of fiscal 2015.

Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses ("operating wages") were $423.5 million, or 31.4% of net sales, in the twelve months ended April 24, 2015, compared to $406.3 million, or 30.6% of net sales, in the corresponding period a year ago. The 80 bps increase in the operating wages ratio was driven by an 80 bps weighted increase from Bob Evans Restaurants.
Bob Evans Restaurants' operating wages were $381.9 million, or 39.4% of net sales, in the twelve months ended April 24, 2015, compared to $365.7 million, or 38.2% of net sales, in the corresponding period a year ago. The increase is primarily the result of a $13.4 million in higher restaurant wages, driven by higher wage rates and higher staffing levels resulting from increased carryout business, higher sales volumes and extended holiday hours. Net benefit expenses also increased $2.8 million as compared to the year ago period.
BEF Foods' operating wages were $41.7 million, or 11.0% of net sales, for the twelve months ended April 24, 2015, compared to $40.6 million, or 10.9% of net sales, in the corresponding period a year ago. The increase is primarily due to $1.1 million of higher health insurance costs. Operating wages were flat to the prior year as headcount reductions related to the closing of our Richardson, Texas and Springfield and Bidwell, Ohio, production plants last year were offset by expanded production activities at our Sulphur Springs, Texas, and Lima, Ohio, production facilities.
Other Operating Expenses
Consolidated other operating expenses were $198.1 million, or 14.7% of net sales, in the twelve months ended April 24, 2015, compared to $196.8 million, or 14.8% of net sales, in the corresponding period a year ago. The 10 bps decrease in the other operating expenses ratio was driven by a 10 bps weighted increase from Bob Evans Restaurants, offset by a 20 bps weighted decrease from BEF Foods. Approximately 85% of other operating expenses occur in Bob Evans Restaurants. The most significant components of other operating expenses are utilities, restaurant advertising, repairs and maintenance, restaurant supplies, non-income based taxes, and credit/debit/gift card processing fees.
Bob Evans Restaurants' other operating expenses were $169.0 million, or 17.4% of net sales, for the twelve months ended April 24, 2015, compared to $164.9 million, or 17.3% of net sales, in the corresponding period a year ago. The increase in other operating expenses in fiscal 2015 was primarily a result of $4.6 million in additional advertising costs, $1.0 million of higher utilities costs driven by the impact of closed restaurant days in the prior year due to severe winter weather and our Farm Fresh Refresh remodel initiative, $0.8 million of higher credit card processing fees driven by higher sales and $0.8 million of other higher costs including rent and real estate taxes. These increases were partially offset by a $3.1 million reduction in preopening expenses, primarily related to costs associated with the Farm Fresh Refresh remodeling initiative that was completed in fiscal 2014.
BEF Foods' other operating expenses were $29.0 million, or 7.6% of net sales, for the twelve months ended April 24, 2015, compared to $31.9 million, or 8.6% of net sales, in the corresponding period a year ago. The $2.9 million decrease in other operating expenses is due to $1.1 million of incremental production and repairs and maintenance costs incurred in the prior year related to the expansion at our Sulphur Springs, Texas, facility, $0.6 million of lower freight costs, and a $1.2 million decrease of other expenses, including insurance costs.
Selling, General and Administrative Expenses
S,G&A expenses incurred by Bob Evans Restaurants include legal and professional fees, losses (or gains) on the disposal of long-lived assets and impairment charges recorded on restaurant assets to be held and used. S,G&A expenses incurred by BEF Foods include costs related to the Bob Evans Transportation Company which primarily delivers finished goods to our BEF Foods' customers, selling costs including broker commissions, selling wages and advertising and other promotion costs, impairment charges on long-lived assets other than assets classified as held for sale and losses (or gains) on the disposal of long-lived assets. Corporate functions and other corporate overhead costs are also recorded to S,G&A and are allocated to our reporting segments based on the time and resources used to support them. This includes functions such as information technology, finance, legal, human resources, supply chain and other corporate functions. Corporate overhead costs include legal and professional fees, ongoing IT infrastructure costs including certain costs related to our new ERP system, costs related to the separation of our former CEO, costs related to the use of our former ownership interest in a jointly owned aircraft including the loss on sale and other overhead costs.
Consolidated S,G&A expenses were $170.1 million, or 12.6% of net sales, for the twelve months ended April 24, 2015, compared to $149.5 million, or 11.3% of net sales, in the corresponding period a year ago. The 130 bps increase in the S,G&A ratio was driven by a weighted 130 bps increase from Bob Evans Restaurants.

The increase in S,G&A was due primarily to an $8.8 million increase in professional fees, which includes legal fees, costs related to shareholder activism, strengthening the Company’s internal processes and controls over financial reporting, and our review of strategic alternatives; a $6.0 million reserve for legal settlements; $3.7 million of separation compensation costs related to our former chief executive officer; $1.9 million of higher impairment charges as compared to last year (excluding those classified as impairment on held for sale assets); a $1.7 million loss on the sale of our interest in a jointly owned aircraft and $1.1 million of higher employee benefit costs including health care costs. These costs were partially offset by a $1.7 million reduction in BEF Foods selling wages and a $0.9 million reduction in other costs, including BEF Foods advertising expenses. The net impact of these items was an $18.1 million increase in S,G&A for Bob Evans Restaurants, and a net $2.5 million increase in S,G&A for BEF Foods.
Depreciation and Amortization
Consolidated depreciation and amortization expenses ("D&A") were $80.1 million, or 5.9% of net sales, for the twelve months ended April 24, 2015, compared to $79.5 million, or 6.0% of net sales, in the corresponding period a year ago. The 10 bps decrease in the D&A ratio was driven by a 30 bps weighted decrease from Bob Evans Restaurants, partially offset by a 20 bps weighted increase from BEF Foods.
Bob Evans Restaurants' D&A expenses were $61.5 million, or 6.3% of net sales, for the twelve months ended April 24, 2015, compared to $63.9 million, or 6.7% of net sales, in the corresponding period a year ago. The primary drivers of the decrease in depreciation expenses were the $3.2 million impact of the fiscal 2015 change in useful lives of Farm Fresh Refresh assets and $0.8 million of higher depreciation in the prior year related to assets on accelerated depreciation methods. These declines in depreciation expenses were partially offset by $1.6 million of additional depreciation recorded this year on new stores opened in fiscal 2015, allocated depreciation on our corporate office, and other asset additions.
BEF Foods D&A expenses were $18.5 million, or 4.9% of net sales, for the twelve months ended April 24, 2015, compared to $15.6 million, or 4.2% of net sales, in the corresponding period a year ago. The increase in D&A ratio is primarily the result of an increase in depreciable assets related to our Lima, Ohio, and Sulphur Springs, Texas, plant expansions, which were completed in the prior year, as well as allocated depreciation on our corporate office.
Impairment of Assets Held for Sale
Impairment on assets held for sale were $2.7 million for the twelve months ended April 24, 2015, compared to $12.4 million in the corresponding period a year ago. In the current year, we recorded impairment charges on nine restaurant properties classified as held for sale as of April 24, 2015. In the prior year we recorded $9.4 million of impairment charges on 29 restaurant properties, of which 28 were sold prior to April 25, 2014. In the prior year we also recorded a $3.0 million impairment charge on BEF Foods related to our Richardson, Texas, plant, which is classified as held for sale on the April 24, 2015, and April 25, 2014, Consolidated Balance Sheets.
Interest
Net interest expense was $8.6 million for the twelve months ended April 24, 2015, as compared to $2.0 million in the year ago period. The increase in net interest expense in fiscal 2015 was the result of higher average interest rates on our borrowings as compared to the prior year as well as higher average outstanding borrowings on our Credit Agreement as compared to last year.
We record interest income related to the accretion on the $30,000 note receivable we obtained from the sale of Mimi’s Café to Le Duff. The note has an annual interest rate of 1.5% and a term of seven years. The note was discounted to its fair value at the inception of the agreement, and is recorded at carrying value, which as of April 24, 2015, was $17.3 million, and is reflected as a long-term asset on the Consolidated Balance Sheet along with accrued interest.
As of April 24, 2015, we had $447.6 million outstanding on our credit facility, $2.6 million outstanding on a Research and Development Loan from the state of Ohio and a $0.9 million interest-free loan ($1.0 million nominal).
Provision (Benefit) for Income Taxes
The effective tax rate for fiscal 2015 was (83.2%) compared to 0.5% for fiscal 2014. The effective income tax rate in fiscal 2015 was substantially different than the statutory rate due to the Company’s domestic production activities deduction and the utilization of tax credits. The effective income tax rate in fiscal 2014 was substantially different than the statutory rate due to the utilization of tax credits, the Company’s domestic production activities deduction, and favorable state settlements. In 2013, 2014 and 2015, the effective tax rate was significantly impacted by the effect of permanent items on low levels of pretax earnings.

Income (Loss) From Discontinued Operations
We sold Mimi’s Café, previously disclosed as a reporting segment, to Le Duff in the fourth quarter of fiscal 2013. As part of the sale, we entered into a transition services agreement with Le Duff whereby we provided corporate support services and a supply agreement whereby we provided food products. In the first quarter of fiscal 2014, the Company received a notice from SWH Mimi’s Café, LLC that it was terminating its supply agreement with BEF Foods, Inc. The transition services agreement timing did not change significantly and expired in January 2014. As a result of this termination notice, the Company determined it no longer had significant cash flows from Mimi’s Café operations, thus Mimi’s Café was presented within discontinued operations in fiscal 2014 and comparative prior years. Discontinued operations only include the revenues and expenses that are specifically identified with Mimi’s Café. There were no such revenues and expenses in fiscal 2015. The prior year loss from discontinued operations, net of tax, was $2.7 million.

Fiscal Year Ended April 25, 2014 (“fiscal 2014” or "2014") as Compared to Fiscal Year Ended April 26, 2013 (“fiscal 2013” or "2013")
The following tables reflect data for the twelve months ended April 25, 2014, compared to the prior year's twelve months ended April 26, 2013. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The table also includes data for our two segments - Bob Evans Restaurants and BEF Foods. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Consolidated Results
(in thousands)	2014		2013
Net sales	$1,328,552		$1,330,226
Cost of sales	450,953	33.9%	424,536	31.9%
Operating wage and fringe benefit expenses	406,307	30.6%	410,115	30.8%
Other operating expenses	196,827	14.8%	189,503	14.3%
Selling, general and administrative expenses	149,504	11.3%	148,799	11.2%
Depreciation and amortization expense	79,456	6.0%	69,319	5.2%
Impairment of assets held for sale	12,380	0.9%	—	—%
Operating income	$33,125	2.5%	$87,954	6.6%

	Bob Evans Restaurants				BEF Foods
(in thousands)	2014		2013		2014		2013
Net sales	$956,579		$981,418		$371,973		$348,808
Cost of sales	244,871	25.6%	245,753	25.0%	206,082	55.4%	178,783	51.3%
Operating wage and fringe benefit expenses	365,698	38.2%	372,677	38.0%	40,609	10.9%	37,438	10.7%
Other operating expenses	164,901	17.3%	163,194	16.6%	31,926	8.6%	26,309	7.6%
Selling, general and administrative expenses	80,723	8.4%	73,650	7.5%	68,781	18.5%	75,149	21.5%
Depreciation and amortization expense	63,872	6.7%	56,827	5.8%	15,584	4.2%	12,492	3.6%
Impairment of assets held for sale	9,380	1.0%	—	—%	3,000	0.8%	—	—%
Operating income	$27,134	2.8%	$69,317	7.1%	$5,991	1.6%	$18,637	5.3%
Sales
Consolidated net sales decreased 0.1%, to $1,328.6 million, for the twelve months ended April 25, 2014, as compared to $1,330.2 million in the corresponding period the year before. The net sales comprised of a decrease of $24.8 million in Bob Evans Restaurants partially offset by an increase of $23.2 million in BEF Foods.
Bob Evans Restaurants' net sales decreased $24.8 million, or 2.5%, in the twelve months ended April 25, 2014, as compared to the corresponding period the year before. Same-store sales at Bob Evans Restaurants decreased 2.1% in fiscal 2014. Bob Evans Restaurants experienced negative same-store sales in each fiscal quarter of 2014 as compared to fiscal 2013. We also opened four new restaurants, remodeled 229 existing locations, and closed three underperforming restaurants.
The negative same-store sales in fiscal 2014 were primarily due to the impact of severe and sustained winter weather, which had a (1.6%) impact on same-store sales. We also lost more than 1,400 sales days, which includes 108 incremental lost sales days for the Farm Fresh Refresh remodeling initiative. Bob Evans Restaurants which received a Farm Fresh Refresh remodel were closed an average of five to seven days.
BEF Foods' net sales increased by $23.2 million, or 6.6%, in the twelve months ended April 25, 2014, compared to the corresponding period the year before. The increase in net sales is a result of pricing and mix, offset by a decrease in total pounds sold of 2.4 percent in fiscal 2014 as compared to fiscal 2013. Sales volumes were adversely impacted by a supplier dispute related to BEF Foods' refrigerated side dish business and the sale of the SWH facility in California that had been supporting Mimi's Café. Excluding sales at our Irvine, California, production facility, volumes increased by 9.9 million pounds, or 5.1%.

(in millions)	2014			2013
Category
Side Dishes	90.1		44.2%	87.1		44.9%
Sausage	53.1		26.1%	53.5		27.6%
Food Service	42.0	(1)	20.6%	34.3	(2)	17.7%
Frozen	10.7		5.3%	11.4		5.9%
Other	7.8		3.8%	7.5		3.9%
Total	203.7			193.8
(1) - Excludes 4.7 million pounds sold at the Company's Irvine, California, production facility.
(2) - Excludes 18.4 million pounds sold at the Company's Irvine, California, production facility.

Cost of Sales
Consolidated cost of sales was $451.0 million, or 33.9% of net sales, in the twelve months ended April 25, 2014, compared to $424.5 million, or 31.9% of net sales, in the corresponding period the year before. The 200 bps increase in the cost of sales ratio was driven by a 40 bps weighted increase in Bob Evans Restaurants and a 160 bps weighted increase in BEF Foods.
Bob Evans Restaurants' cost of sales, predominately food costs, were $244.9 million, or 25.6% of net sales, in the twelve months ended April 25, 2014, compared to $245.8 million, or 25.0% of net sales, in the corresponding period the year before. The increase in the cost of sales ratio was due to commodity cost increases, primarily driven by sausage and other pork-related items and beef. We responded to these commodity cost increases in fiscal 2014 by designing an updated menu that focused on higher margin items, such as beverages, breakfasts and less costly proteins, mainly poultry. We also increased average menu prices by 2.6 percent to partially offset these higher costs.
BEF Foods' cost of sales was $206.1 million, or 55.4% of net sales, in the twelve months ended April 25, 2014, compared to $178.8 million, or 51.3% of net sales, in the period the year before. The increase in the cost of sales ratio in fiscal 2014 was due primarily to higher sow costs, which resulted in an increase in cost of sales of $21.1 million, partially offset by a reduction of sausage trade spending, increased pricing and the effect of the Lima, Ohio, plant acquisition in fiscal 2013. Prior to the acquisition of the Lima, Ohio, plant, substantially all costs related to acquiring product from the Lima, Ohio, plant were included in inventories upon receipt of goods, then expensed to cost of sales upon shipment to customers, as BEF Foods was buying a finished product. Subsequent to the acquisition, as an owned facility, rather than as a co-packer, labor costs are included in operating wages; and utilities, freight, and hauling costs are included in other operating expenses. Sow costs averaged $73.23 per hundredweight in fiscal 2014, an increase of 35.9% as compared to $53.87 per hundredweight in fiscal 2013.
Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses ("operating wages") was $406.3 million, or 30.6% of net sales, in the twelve months ended April 25, 2014, compared to $410.1 million, or 30.8% of net sales, in the corresponding period the year before. The 20 bps decrease in the operating wage and fringe benefit expenses ratio was driven by a 10 bps increase in Bob Evans Restaurants offset by a 30 bps weighted decrease in BEF Foods.
Bob Evans Restaurants' operating wages were $365.7 million, or 38.2% of net sales, in the twelve months ended April 25, 2014, compared to $372.7 million, or 38.0% of net sales, in the corresponding period the year before. The fiscal increase in the operating wages ratio as a percentage of sales was due to sales deleverage from same-store sales declines and implementation costs for the new workforce management program, partially offset by bonus favorability as Company results did not meet the performance-based incentive compensation requirements.
BEF Foods' operating wages were $40.6 million, or 10.9% of net sales, in the twelve months ended April 25, 2014, compared to $37.4 million, or 10.7% of net sales, in the corresponding period the year before. The increase in operating wages in fiscal 2014 is due primarily to an increase in labor hours and to additional wages and fringe benefits associated with our acquisition of the Lima, Ohio, plant during the second quarter of fiscal 2013.

Other Operating Expenses
Consolidated other operating expenses were $196.8 million, or 14.8% of net sales, in the twelve months ended April 25, 2014, compared to $189.5 million, or 14.3% of net sales, in the corresponding period the year before. The 60 bps increase in the operating wages ratio was driven by a 50 bps weighted increase in Bob Evans Restaurants and 10 bps weighted increase in BEF Foods.
Bob Evans Restaurants' other operating expenses were $164.9 million, or 17.3% of net sales, in the twelve months ended April 25, 2014, compared to $163.2 million, or 16.6% of net sales, in the corresponding period the year before. The increase in the other operating expenses ratio in fiscal 2014 was primarily a result of sales deleverage, increases in service contracts due to additional snow removal required in fiscal 2014, utilities and preopening expenses related to our Farm Fresh Refresh remodeling initiative and our new restaurants.
BEF Foods' other operating expenses were $31.9 million, or 8.6% of net sales, in the twelve months ended April 25, 2014, compared to $26.3 million, or 7.6% of net sales, in the corresponding period the year before. The fiscal 2014 increase in other operating expenses was due primarily to increased utilities, start-up costs related to the expansion of our Sulphur Springs facility and increased repair and maintenance expenses which were also driven by plant expansions.
Selling, General and Administrative Expenses
Consolidated S,G&A expenses were $149.5 million, or 11.3% of net sales, in the twelve months ended April 25, 2014, compared to $148.8 million, or 11.2% of net sales, in the corresponding period the year before. The 10 bps increase in the S,G&A ratio was driven by a 60 bps weighted increase from Bob Evans Farms, partially offset by a 50 bps weighted decrease from BEF Foods.
The increase in S,G&A expenses were driven by a $6.0 million increase in allocated professional fees, which includes costs related to shareholder activism and strengthening the Company's internal processes and controls over financial reporting and a $3.0 million increase of other S,G&A expenses including an increase of allocated corporate overhead as a result of providing transition services to Mimi's Café at less than cost. These increases were partially offset by a $5.5 million reduction in BEF Foods advertising expenses and a $2.8 million reduction in BEF Foods severance and restructuring charges incurred in fiscal 2013, primarily related to the decision to close our Bidwell and Springfield, Ohio, production plants. The net impact was a $7.1 million increase in Bob Evans Restaurants' fiscal 2014 S,G&A as compared to fiscal 2013, and a $6.4 million reduction in BEF Foods S,G&A.
Depreciation and Amortization
Consolidated depreciation and amortization expenses ("D&A") was $79.5 million, or 6.0% of net sales, in the twelve months ended April 25, 2014, compared to $69.3 million, or 5.2% of net sales, in the corresponding period the year before. The 80 bps increase in the D&A ratio was driven by a 60 bps weighted increase from Bob Evans Restaurants and a 20 bps weighted increase from BEF Foods.
Bob Evans Restaurants' D&A expenses were $63.9 million, or 6.7% of net sales, in the twelve months ended April 25, 2014, compared to $56.8 million, or 5.8% of net sales, in the corresponding period the year before. The D&A ratio increased in fiscal 2014, primarily as a result of property, plant and equipment additions from remodeling 424 existing restaurants as part of our Farm Fresh Refresh initiative in the last two years, and opening four new restaurants in fiscal 2014.
BEF Foods' D&A expenses were $15.6 million, or 4.2% of net sales, in the twelve months ended April 25, 2014, compared to $12.5 million, or 3.6% of net sales, in the corresponding period the year before. The fiscal 2014 D&A ratio increase was due primarily to additional depreciation expense associated with the Lima, Ohio, and Sulphur Springs, Texas, plant expansions and with our acquisition of the Lima, Ohio, plant early in the second quarter of fiscal 2013.
Impairment of Assets Held for Sale
We recorded consolidated impairment charges on assets classified as held for sale of $12.4 million in the twelve months ended April 25, 2014. Bob Evans Restaurants incurred an impairment charges on assets held for sale of $9.4 million while BEF Foods incurred impairment charges on assets held for sale of $3.0 million.
Interest
Net interest expense was $2.0 million for the twelve months ended April 25, 2014 as compared to $11.5 million in the comparable period the year before.

The decrease in net interest expense in fiscal 2014 was the result of lower average interest rates on our borrowings as compared to the prior year. During fiscal 2013, we prepaid our outstanding Note Purchase Agreements dated July 28, 2004, as amended, and July 28, 2008, as amended, (“Private Placement Notes”) and $1.9 million of interest income from the accretion on our long-term note receivable in fiscal 2014. This was partially offset by an increase in variable-rate debt as our average borrowings on our credit facility increased in fiscal 2014 as well as interest income from the accretion on our long-term note receivable in fiscal 2014.
Provision (Benefit) for Income Taxes
The effective tax rate for continuing operations for fiscal 2014 was 0.5% compared to an 8.0% benefit for fiscal 2013. The effective income tax rate in fiscal 2014 was substantially different than the statutory rate due to the Company’s domestic production activities deduction, and favorable state settlements. The effective income tax rate in fiscal 2013 was different than the statutory rate primarily due to the impact of the loss on the sale of Mimi’s Café, the impairment of assets held for sale and the conversion of SWH Corporation to a limited liability company (“LLC”) implemented during the fiscal year, as discussed in the General Overview above. In both 2014 and 2013 the effective tax rate was significantly impacted by the effect of permanent items on low levels of pretax earnings.
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
Historically, our working capital requirements have been minimal; overall, our current liabilities have generally exceeded our current assets (excluding cash, cash equivalents and Credit Agreement borrowings). This favorable working capital position results from transacting substantially all of our Bob Evans Restaurants segment sales for cash or third-party credit or debit cards, the relatively short trade credit terms with our BEF Foods customers as well as most of our major suppliers and distributors and the quick turnover of our inventories in both of our reporting segments.
Capital expenditures were and $74.5 million and $191.0 million in fiscal years 2015 and 2014, respectively. In fiscal 2015 capital expenditures primarily related to our new Enterprise Resource Planning ("ERP") system, new restaurant construction and restaurant equipment. In fiscal 2014 capital expenditures primarily related to completion of our accelerated Farm Fresh Refresh remodeling initiative for Bob Evans Restaurants, plant expansions for BEF Foods, completion of our new corporate headquarters, the development of an ERP system, and the opening of four new Bob Evans Restaurants. In fiscal 2016, capital expenditures are expected to approximate $80.0 million to $85.0 million and include expenditures for a new restaurant point-of-sale system and improvements, adding an additional side-dish production line at our Lima, Ohio, plant and other production facility upgrades, the next phases of our Enterprise Resource Planning system and other IT infrastructure.
During fiscal 2015, we paid an annual cash dividend of $1.240 per share, compared to $1.205 for fiscal 2014. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends will be at the discretion of our Board of Directors.
On February 25, 2014, the Board of Directors authorized a stock repurchase program for fiscal 2015 of up to $100.0 million. The fiscal program authorized the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. The ability to repurchase stock and complete the fiscal 2015 repurchase program is dependent upon the Company’s having available funds and complying with the financial covenants and other restrictions contained within the Company’s credit facility and the repurchase authorization. On August 20, 2014, the Board of Directors increased the authorization of this stock repurchase program to $150.0 million and extended the authorization period through fiscal 2016. We did not repurchase any shares of our common stock during fiscal 2015.
On January 2, 2014, we entered into a $750 million Revolving Credit Facility Amended and Restated Credit Agreement ("credit facility"). The credit facility represents a syndicated secured revolving credit facility under which up to $750 million will be available with a letter of credit sub-facility of $50 million, and an accordion option to increase the revolving credit commitment to $1.05 billion. It is secured by the stock pledges of certain material subsidiaries. Borrowings under the credit facility bear interest, at our option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 1.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.0%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. Our effective interest rate for the credit facility was 2.09% during the year ended April 24, 2015. As of April 24, 2015, we had outstanding borrowings of $447.6 million under our credit facility and $12.4 million was reserved for certain standby letters of credit.
On May 11, 2015, we entered into a Second Amendment to the Credit Agreement. The amendment has an effective date of April 24, 2015. The terms of the Credit Agreement were amended related to: (a) an increase to the Maximum Leverage Ratio for the period starting April 24, 2015, through the remaining term of the agreement, (b) a change in the restrictions related to payments for share repurchases and (c) a change in the definition of the LIBOR and Daily LIBOR rates that are used to calculate interest on outstanding borrowings.
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our Credit Agreement contains financial covenants that require us to maintain a specified minimum coverage ratio and maximum leverage ratio at April 24, 2015, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.50 to 1.00. As of April 24, 2015, our coverage ratio was 11.89, and our leverage ratio was 3.37, as defined in our credit facility. Our credit facility also limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. The Credit Agreement also allows for the incurrence of additional indebtedness of up to $300 million, a sale leaseback of our real estate of up to $100 million and mortgage indebtedness on our corporate headquarters of up to $50 million. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement to extend further credit may be terminated. We were in compliance with the financial covenant requirements of our Credit Agreement as of April 24, 2015.
During the last six months of fiscal 2015, the Company has worked closely with the Board of Directors and its strategic advisers to assess various alternatives to increase shareholder value. In particular, the Company has determined it will pursue several transactions with respect to its real estate assets.
In May 2015, the Company retained CBRE to pursue monetization of its New Albany, Ohio, headquarters and BEF Foods’ Lima, Ohio, and Sulphur Springs, Texas, manufacturing facilities through one or more sale and leaseback transactions. The completion of any transaction must be approved by the Board and the Company cannot guarantee that a transaction will occur. The Company expects to use the net proceeds from these transactions to manage leverage under its credit agreement and as a result to repurchase shares of the Company’s stock as permitted under the credit agreement.
In June 2015, the Board authorized the Company to pursue a strategic transaction for a select portion of its restaurant properties. The transaction may take the form of either a sale-leaseback or a tax free REIT conversion and spin off. The decision as to which path to pursue will depend on a number of factors including, but not limited to: the performance of the Bob Evans' business segments, and in particular the restaurant segment, market values for restaurant real estate, trading performance of publicly traded real estate companies, interest rates and general U.S economic conditions. The ultimate size of any transaction will depend on the factors we have noted, but is expected to range from thirty to sixty percent of currently owned restaurant real estate. Although the Company expects to conclude the assessment of alternative paths over the next several months, the timing of a transaction remains subject to the Board‘s continued evaluation of these factors, and the Company cannot guarantee if and when a transaction will be undertaken. Either form of a transaction is expected to reduce the Company’s investment in lower return assets, and in structuring such a transaction the Company would expect to maintain flexibility to pursue a separation of the foods and restaurant segments in the future if advisable at that time. Combined with the potential sale-leaseback of the Company's headquarters and select industrial properties, the Company believes such a transaction will enable the Company to further enhance shareholder value through its capital deployment strategies as it continues to execute the turnaround of its businesses. The execution of either a sale-leaseback transaction or REIT conversion and spin-off of restaurant real estate will require the Company either to obtain permission from its credit facility lenders or put in place alternative financing arrangements.

We believe that our cash flow from operations as well as the borrowing under our credit facility, will be sufficient to fund anticipated capital expenditures, working capital requirements and dividend payments during fiscal 2016.
From April 25, 2015, through June 1, 2015, we repurchased 1.1 million shares, or $50.0 million of Company stock. The purchases were funded through additional borrowings on our Credit Agreement.
Operating activities
Net cash provided by operating activities was $103.1 million and $165.3 million for fiscal 2015 and fiscal 2014, respectively. The decrease in net cash provided by continuing operations was primarily driven by a decrease in income from operations (including the impact of noncash items), the impact of cash received from tax credits in the prior year and other working capital changes.
Investing activities
Cash used in investing activities was $64.6 million and $178.1 million for fiscal 2015 and fiscal 2014, respectively. Capital expenditures were significantly higher in the prior year, primarily a result of our Farm Fresh Refresh remodeling initiative which was completed last year, plant expansion projects at our Lima, Ohio, and Sulphur Springs, Texas, facilities and the completion of our new corporate headquarters.
Financing activities
Cash used in financing activities was $40.0 million for fiscal 2015, while cash provided by financing activities was $9.0 million for fiscal 2014. In fiscal 2015, cash used in financing activities primarily related to $29.1 million of dividends paid and a reduction in borrowings under our Credit Agreement. In fiscal 2014, cash provided by financing activities were primarily the result of $257.5 million of incremental borrowings under our Credit Agreement, partially offset by $225.0 million of cash used to repurchase common stock and $31.7 million of dividends paid.
On May 21, 2015, the Board of Directors approved a quarterly cash dividend of $0.31 per share. The quarterly cash dividend was paid on June 15, 2015, to shareholders of record at the close of business on June 1, 2015.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of this Annual Report on Form 10-K.
Contractual Obligations
Future payments of our contractual obligations and outstanding indebtedness as of April 24, 2015, are as follows (in thousands):

(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases (1)	$4,461	$4,409	$4,459	$4,494	$4,481	$39,380	$61,684
Short-term debt (2)	409	—	—	—	—	—	409
Long-term debt (3)	—	419	428	448,035	445	1,492	450,819
Purchase obligations (4)	45,766	—	—	—	—	—	45,766
Deferred compensation (5)	8,255	2,895	1,830	1,580	1,370	14,806	30,736
Other (6)	2,406	—	—	—	—	—	2,406
Totals	$61,297	$7,723	$6,717	$454,109	$6,296	$55,678	$591,820

(1)	Obligations for operating leases include payments through the end of current lease terms and do not include the impact of any available renewal periods.

(2)	The balance represents the current portion of our Research and Development Investment Loan.

(3)
The balances represent principle payments on our Research and Development Investment Loan, the outstanding borrowings on our Credit Agreement, which matures in Fiscal 2019 and an interest free loan which matures in 2022. The amounts exclude expected interest payments on our Credit Agreement, which can fluctuate based on the amount outstanding borrowings in any given period.

(4)
Purchase obligations are comprised of $17.5 million of food purchase commitments for Bob Evans Restaurants and $28.3 million of raw material purchase commitments for BEF Foods, all of which are expected to be satisfied in the next 12 months. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. For such agreements, amounts included in the table above represent our estimate of expected purchases prior to any cancellation of these contracts with appropriate notice.

(5)
Deferred compensation obligations in future years may change due to additional participant deferrals and returns on participant investments, and include share based obligations, see Note 7 for more details.

(6)
The balance relates to unrecognized tax benefits related to state exposures that may be necessary in the coming year due to settlements with taxing authorities or lapses of statutes of limitations, new restaurant construction commitments and operating leases for IT equipment.

Business Outlook
Our outlook for fiscal 2016 relies on a number of assumptions, as well as the risk factors included in our SEC filings. Fiscal 2016 will be a 53 week year, with the fourth quarter being 14 weeks. The information in this section is inclusive of the impact of the 53rd week on our business operations.
We anticipate consolidated net sales to approximate $1.34 billion to $1.41 billion in fiscal 2016. We are projecting 25% to 35% increase in operating income, which is reflective of approximately $14.0 million of anticipated savings from our corporate S,G&A reduction initiative. We are projecting net interest expense of approximately $12.5 million to $14.0 million for fiscal 2016. We estimate that our effective tax rate will approximate 27.5% to 28.5% for all of fiscal 2016. We project weighted-average diluted shares outstanding to be approximately 22.0 million shares for fiscal year 2016, and expect diluted EPS to be $1.75 to $1.95.
In fiscal 2016, we expect capital expenditures to approximate $80 million to $85 million. Depreciation and amortization expense for fiscal 2016 should approximate $83 million to $88 million.
We expect Bob Evans Restaurants to experience a full-year same-store sales increase between 1.5 percent and 2.5 percent as we balance reduced guest discounting, benefits from further menu development, commodity cost increases and other operational efficiencies.
In the BEF Foods segment, we expect overall net sales of $380 million to $400 million for the full fiscal year, driven by higher volumes and partially offset by increased trade spend. We anticipate that sow costs will approximate $54 per hundredweight for the full year of fiscal 2016.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("US GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience, current trends and conditions and various other facts and conditions that we believe to be reasonable under the circumstances.
Our significant accounting policies are described in Note 1 to our consolidated financial statements. Certain significant accounting policies require complex and subjective judgment as a result of estimates surrounding uncertain outcomes. While we believe that our historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, the judgments surrounding these critical accounting policies may result in materially different amounts under different financial conditions or by using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.
Gift Card Revenue
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
We review our gift card breakage rates and rate of redemption periodically to ensure our estimates are reasonable. If actual redemption patterns differ from our estimates, actual gift card breakage amounts may vary from the amounts recorded. A reasonable change in our gift card breakage estimates would not result in a material change to net sales.
BEF Foods Sales Promotions (Trade Spend)
We engage in promotional (sales incentive) programs in the form of “off-invoice” deductions, billbacks, cooperative advertising and coupons, collectively referred to as trade spend programs, with our customers. Costs associated with these programs are classified as a reduction of net sales in the period in which the sale occurs. Our sales promotional program may fluctuate based on sow costs trends and during peak holiday periods. As a result, we enter into promotion agreements with our customers during distinct time periods where we expect to maximize the impact of promotions on net sales through increased volume when sow costs trends are expected to be favorable. A change in actual sales volume and sow costs from our estimates will impact sales, and ultimately, profitability of the BEF Foods segment.
Long-Lived Asset Impairment
We evaluate the carrying amount of long-lived assets held and used in the business semi-annually and when events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying value of the asset, or asset group, to the undiscounted future cash flows expected to be generated by the asset. A long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds its fair value. The impairment loss recognized is the excess of carrying value of the asset or asset group above its fair value. To estimate fair value for restaurant locations where we own the land and building, we obtain appraisals from third party real estate valuation firms. The appraised values are based on recent sales of similar assets in the areas where the restaurant is located. To estimate fair value for leased locations we estimate discounted future cash flows. The assumptions used to estimate the recoverability and fair value of long-lived assets require a high degree of judgment and may be affected by many factors, including changes in economic conditions and changes in operating performance. If these assumptions change in the future we may be required to record additional impairment charges on these assets.
Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized and are tested for impairment during the fourth quarter each year or on a more frequent basis when indicators of impairment exist. We have $19.6 million in goodwill in our BEF Foods segment.
Other intangible assets, also recorded in our BEF Foods segment, represent a non-compete agreement related to the Kettle Creations acquisition initially valued at $0.4 million. The non-compete agreement is a definite lived intangible asset and is amortized over the term of the agreement.
Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. We perform our impairment test using a combination of income based and market based approaches. The income based approach indicates the fair value of an asset or business based on the estimated future discounted cash flows expected to be generated by the BEF Food segment. Significant assumptions used to determine the fair value of our BEF Foods segment includes forecasted trends in sales, operating and allocated expenses, capital expenditures and an appropriate discount rate. Under the market-based approach, fair value is determined by using earnings multiples to compare the value of the BEF Foods segment to similar businesses or guideline companies whose securities are actively traded in public markets. If the BEF Foods segment's future operating performance is materially different from the forecast we may be required to record impairment related to goodwill, however in fiscal 2015 there was significant headroom between the fair value and carrying value of the BEF Foods segment.
Self-insurance Reserves
We record estimates for certain health, workers’ compensation and general insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. We utilize stop loss insurance to limit our exposure to any significant exposure on a per person basis for health insurance and on a per claim basis for workers’ compensation and general insurance. Estimates for health, workers’ compensation and general liability are calculated utilizing claims development estimates based on historical experience and other factors. Future changes from the actuarial estimates regarding the frequency and severity of claims or settlement practices may result in insurance reserves that are materially different than what is recorded today.
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
We generally file our income tax returns several months after our fiscal year end. The major jurisdiction in which the Company files income tax returns includes the U.S. federal jurisdiction, and approximately 30 states in the U.S.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.
Interest Rate Risk
At April 24, 2015, our outstanding debt included $447.6 million outstanding on the credit facility, and $3.5 million of other outstanding long-term notes. A change in market interest rates will impact our credit facility when there is an outstanding balance. For example, a one percent increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $4.5 million, assuming the $447.6 million outstanding at the end of fiscal 2015 was outstanding for the entire year.
Commodities Prices
We purchase certain commodities such as beef, pork, poultry, seafood, produce and dairy products. These commodities are generally purchased based upon market prices established with suppliers. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and most commodity price aberrations are generally short-term in nature. Long term fluctuations in commodity prices could significantly impact the profitability of both our Bob Evans Restaurants and BEF Foods segments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
BOB EVANS FARMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	April 24, 2015	April 25, 2014
Assets
Current Assets
Cash and equivalents	$6,358	$7,826
Accounts receivable, net	26,100	30,688
Inventories	24,620	25,243
Deferred income taxes	16,117	18,656
Federal and state income taxes receivable	23,722	25,824
Prepaid expenses and other current assets	5,035	4,472
Current assets held for sale	22,243	3,308
Total Current Assets	124,195	116,017
Property, Plant and Equipment
Land	227,432	226,440
Buildings and improvements	866,848	853,032
Machinery and Equipment	456,332	453,576
Construction in Progress	38,354	19,700
Total Property, Plant, and Equipment	1,588,966	1,552,748
Less accumulated depreciation	757,488	699,878
Net Property, Plant and Equipment	831,478	852,870
Other Assets
Deposits and other	3,756	3,442
Notes receivable	18,544	16,243
Rabbi trust assets	32,302	31,972
Goodwill	19,634	19,634
Other intangible assets	352	3,270
Non-current deferred tax assets	2,326	—
Non-current assets held for sale	—	22,304
Total Other Assets	76,914	96,865
Total Assets	$1,032,587	$1,065,752
Liabilities and Stockholders’ Equity
Current Liabilities
Credit facility borrowings	$—	$458,898
Current portion of long-term debt	409	—
Accounts payable	30,019	29,064
Accrued property, plant and equipment purchases	4,820	5,841
Accrued non-income taxes	14,951	17,843
Accrued wages and related liabilities	34,529	23,524
Self-insurance reserves	18,900	19,874
Deferred gift card revenue	13,714	12,967
Current reserve for uncertain tax provision	1,594	1,481
Other accrued expenses	34,156	33,024
Total Current Liabilities	153,092	602,516
Long-Term Liabilities
Deferred compensation	22,481	30,341
Reserve for uncertain tax positions	2,767	3,478
Deferred income taxes	17,825	32,829
Deferred rent and other	5,755	6,534
Credit facility borrowings and other long term debt	450,676	835
Total Long-Term Liabilities	499,504	74,017
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000 shares; issued 42,638 shares at April 24, 2015, and April 25, 2014	426	426
Capital in excess of par value	235,958	231,933
Retained earnings	836,362	849,235
Treasury stock, 19,231 shares at April 24, 2015, and 19,319 shares at April 25, 2014, at cost	(692,755)	(692,375)
Total Stockholders’ Equity	379,991	389,219
Total Liabilities and Stockholders' Equity	$1,032,587	$1,065,752

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BOB EVANS FARMS, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
(in thousands, except per share amounts)

	2015	2014	2013
Net Sales	$1,349,190	$1,328,552	$1,330,226
Cost of sales	457,039	450,953	424,536
Operating wage and fringe benefit expenses	423,539	406,307	410,115
Other operating expenses	198,065	196,827	189,503
Selling, general and administrative expenses	170,129	149,504	148,799
Depreciation and amortization expense	80,074	79,456	69,319
Impairment of assets held for sale	2,658	12,380	—
Operating Income	17,686	33,125	87,954
Net interest expense	8,649	2,014	11,485
Income (Loss) From Continuing Operations Before Income Taxes	9,037	31,111	76,469
(Benefit) Provision for income taxes	(7,516)	143	(6,084)
Income From Continuing Operations	16,553	30,968	82,553
Income (Loss) from Discontinued Operations, Net of Income Taxes	—	2,717	(83,374)
Net Income (Loss)	$16,553	$33,685	$(821)
Earnings Per Share - Income from Continuing Operations
Basic	$0.70	$1.17	$2.94
Diluted	$0.70	$1.16	$2.90
Earnings Per Share — Income (Loss) from Discontinued Operations
Basic	$—	$0.10	$(2.97)
Diluted	$—	$0.10	$(2.93)
Earnings per share - Net Income (Loss)
Basic	$0.70	$1.27	$(0.03)
Diluted	$0.70	$1.26	$(0.03)

Cash Dividends Paid Per Share	$1.240	$1.205	$1.075

Weighted Average Shares Outstanding
Basic	23,489	26,450	28,066
Dilutive Shares	160	254	422
Diluted	23,649	26,704	28,488

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BOB EVANS FARMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value		Retained Earnings	Treasury Stock		Total
Stockholders' Equity at April 27, 2012	28,611	$426	$202,209		$878,854	$(409,354)		$672,135
Net loss	—	—	—		(821)	—		(821)
Dividends ($1.075 per share)	—	—	—		(30,214)	—		(30,214)
Treasury stock repurchased	(1,560)	—	—		—	(63,052)		(63,052)
Treasury stock reissued under compensation plans	367	—	2,232		—	3,795		6,027
Share-Based Compensation Expense	—	—	8,606		—	—		8,606
Tax benefit — stock plans	—	—	2,094		—	—		2,094
Stockholders' Equity at April 26, 2013	27,418	$426	$215,141		$847,819	$(468,611)		$594,775
Net income	—	—	—		33,685	—		33,685
Dividends ($1.205 per share)	—	—	—		(32,269)	—		(32,269)
Treasury stock repurchased	(4,393)	—	—		—	(224,994)		(224,994)
Treasury stock reissued under compensation plans	294	—	7,931		—	1,230		9,161
Share-Based Compensation Expense	—	—	7,105		—	—		7,105
Tax benefit — stock plans	—	—	1,756		—	—		1,756
Stockholders' Equity at April 25, 2014	23,319	$426	$231,933	(2)	$849,235	$(692,375)	(1)	$389,219
Net income	—	—	—		16,553	—		16,553
Dividends ($1.24 per share)	—	—	—		(29,426)			(29,426)
Treasury stock repurchased	—	—	—		—	—		—
Treasury stock reissued under compensation plans	88	—	830		—	(380)		450
Share-Based Compensation Expense	—	—	2,967		—	—		2,967
Tax benefit — stock plans	—	—	228		—	—		228
Stockholders' Equity at April 24, 2015	23,407	$426	$235,958	(2)	$836,362	$(692,755)	(1)	$379,991

(1)
Treasury stock includes 237 and 144 shares held by Rabbi Trust as of April 24, 2015 and April 25, 2014, respectively, that will be used to satisfy share-based deferred compensation obligations. Refer to Note 7 for additional information.

(2)
Capital in Excess of Par Value includes $10,141 and $8,753 of share based obligations owed to participants in our deferred compensation plans as of April 24, 2015 and April 25, 2014, respectively. Refer to Note 7 for more information.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BOB EVANS FARMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2015	2014	2013
Operating activities:
Net income (loss)	$16,553	$33,685	$(821)
Income (loss) from discontinued operations	—	2,717	(83,374)
Income from continuing operations	16,553	30,968	82,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,074	79,456	69,319
Impairment of assets held for sale	2,658	12,380	—
Loss on disposal and impairment of held and used fixed assets	5,646	4,842	8,265
Impairment of Intangible Assets	2,761	—	—
Gain on long-term investments	(742)	(2,249)	(1,277)
Deferred compensation	2,013	2,920	3,025
Share based compensation	2,967	7,105	8,606
Accretion on long term note receivable	(1,859)	(1,918)	—
Deferred income taxes	(14,791)	(6,355)	(7,254)
Amortization of deferred financing costs	1,099	364	341
Cash provided by (used for) assets and liabilities:
Accounts receivable	4,588	515	(6,344)
Inventories	623	(2,752)	(1,571)
Prepaid expenses and other current assets	(563)	951	(2,879)
Accounts payable	955	6,005	(3,601)
Federal and state income taxes	1,504	33,701	(28,055)
Accrued wages and related liabilities	11,005	(8,645)	2,508
Self-insurance	(974)	(1,198)	28
Accrued non-income taxes	(2,892)	1,497	608
Deferred revenue	747	52	590
Other assets and liabilities	(8,267)	7,702	13,207
Net cash provided by continuing operating activities	103,105	165,341	138,069
Investing activities:
Purchase of property, plant and equipment	(74,517)	(190,995)	(118,200)
Acquisition of business	—	—	(52,285)
Proceeds from sale of property, plant and equipment	10,036	8,026	15,512
Purchase of long-term investments	—	—	(314)
Deposits and other	(135)	4,902	(350)
Net cash used in continuing investing activities	(64,616)	(178,067)	(155,637)
Financing activities:
Cash dividends paid	(29,056)	(31,694)	(30,214)
Gross proceeds from credit facility borrowings and other long-term debt	579,895	1,042,595	686,630
Gross repayments of credit facility borrowings and other long-term debt	(588,541)	(785,130)	(619,913)
Payments of debt issuance costs	(1,279)	(2,064)	—
Prepayment penalty on debt	—	—	(6,150)
Purchase of treasury stock	—	(224,994)	(63,052)
Proceeds from issuance of stock awards and treasury stock	534	13,432	8,642
Cash paid for taxes on employee stock option exercises	(1,738)	(4,858)	(2,615)
Excess tax benefits from stock-based compensation	228	1,756	2,094
Net cash provided by (used in) financing activities	(39,957)	9,043	(24,578)
Net cash (used in) operations	(1,468)	(3,683)	(42,146)
Net cash provided by (used in) operating activities of discontinued operations	—	2,499	6,394
Net cash provided by (used in) investing activities of discontinued operations	—	—	8,816
Net cash provided by (used in) discontinued operations	—	2,499	15,210
Cash and equivalents at the beginning of the period	7,826	9,010	35,946
Cash and equivalents at the end of the period	$6,358	$7,826	$9,010

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Note 1 — Summary of Significant Accounting Policies
Description of Business:    As of April 24, 2015, Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “company,” “we,” “us” and “our”) owned and operated 567 full-service Bob Evans Restaurants in 19 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. We also produce and distribute pork sausage products and a variety of complementary home-style refrigerated side dishes and frozen food items primarily under the Bob Evans, Owens and Country Creek brand names. These food products are sold primarily to customers throughout the United States through our BEF Foods segment. Additionally, we manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and other restaurants and food sellers.
Effective January 28, 2013, we entered into a definitive agreement to sell our Mimi’s Café restaurant chain to Le Duff America, Inc. (“Le Duff”). Le Duff is a U.S.-based subsidiary of Groupe Le Duff, a global bakery and restaurant company headquartered in France. Effective February 15, 2013, we completed the sale of Mimi’s Café to Le Duff. Activity related to Mimi’s Café is classified as discontinued operations in the Fiscal 2014 and 2013 Statements of Net Income.
Principles of Consolidation:    The consolidated financial statements include the accounts of Bob Evans and its subsidiaries. Intercompany accounts and transactions have been eliminated. Dollars are in thousands, except share and per share amounts.
Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.
Segment Information:    During fiscal 2015, we had two reporting segments: Bob Evans Restaurants and BEF Foods. See Note 11 for detailed segment information. The revenues from these two segments include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements. Operating income represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. General corporate assets consist of corporate property, plant and equipment, long-term investments, note receivables, federal and state income tax receivables and deferred income tax assets.
Fiscal Year:    Our fiscal year ends on the last Friday in April. References herein to fiscal 2015, fiscal 2014 and fiscal 2013 refer to fiscal years ended April 24, 2015; April 25, 2014; and April 26, 2013, respectively. All years presented were comprised of 52 weeks.
Revenue Recognition:    Revenue in the Bob Evans Restaurants segment is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. Revenue in the BEF Foods segment is recognized when products are received by our customers. All revenue is presented net of sales tax collections.
We issue gift cards, which do not have expiration dates or inactivity fees. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards (“gift card breakage”) based on historical redemption patterns, referred to as the redemption recognition method. Gift card breakage is recognized proportionately over the period of redemption in net sales in the Consolidated Statements of Net Income. The liability for unredeemed gift cards is included in deferred revenue on the Consolidated Balance Sheets, and was $13,714 and $12,967 at April 24, 2015, and April 25, 2014, respectively.
Revenue in the BEF Foods segment is generally recognized when products are received by our customers. We engage in promotional (sales incentive / trade spend) programs in the form of “off-invoice” deductions, billbacks, cooperative advertising and coupons with our customers. Costs associated with these programs are classified as a reduction of net sales in the period in which the sale occurs.
Promotional (Trade) Spending:    We engage in promotional (sales incentive) programs in the form of promotional discounts and coupons at Bob Evans Restaurants, and “off-invoice” deductions, billbacks, and cooperative advertising at BEF Foods. Costs associated with these programs are classified as a reduction of gross sales in the period in which the sale occurs. Promotional spending at Bob Evans Restaurants, primarily comprised of discounts taken on dine in sales, was $53,636, $46,452, and $32,747 for fiscal years 2015, 2014, and 2013, respectively. Promotional spending at BEF Foods, primarily comprised of off invoice deductions and bill backs, was $56,618, $49,130, and $54,499 for fiscal years 2015, 2014, and 2013, respectively.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Shipping and Handling costs:  Expenditures related to shipping our BEF Foods products to our customers are expensed when incurred. Shipping and handling costs were $19,308, $18,841 and $16,428 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, and recorded in the S,G&A line of the Consolidated Statements of Net Income.
Cash Equivalents:    We consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. We did not own any cash equivalents as of April 24, 2015, or April 25, 2014.
Accounts Receivable:    Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. Accounts receivable for Bob Evans Restaurants consist primarily of credit card receivables, while accounts receivable for BEF Foods consist primarily of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us were to occur, we estimate the recoverability of amounts due to us could change by a material amount. We had allowance for doubtful accounts of $542, and $71 as of April 24, 2015, and April 25, 2014, respectively. Accounts receivable was reduced by $3,671 and $2,755 as of April 24, 2015, and April 25, 2014, respectively, related to promotional incentives that reduce what is owed to the Company from certain BEF Foods customers.
Concentration of Credit Risk:    We maintain cash depository accounts with major banks. Accounts receivable can be potentially exposed to a concentration of credit risk with customers or in particular industries. Such credit risk is considered by management to be limited due to our many retail customers, none of which are considered principal in our total operations. We have two individual customers that in total represent approximately 30% of net sales in our BEF Foods reporting segment, or approximately 10% of net company sales. In addition, we maintain reserves for credit losses and such losses have historically been within our expectations.
Notes Receivable:    As a result of the sale of Mimi’s Café to Le Duff, we received a promissory note for $30,000. The Note has an annual interest rate of 1.5% , a term of seven years and a principal and interest payment date of February 2020. Partial prepayments are required prior to maturity if the buyer reaches certain levels of EBITDA during specified periods. Our right to repayment under the Note is subordinated to third party lenders as well as other funding that may be provided by the parent company. In the event of a sale or liquidation of Mimi’s Café by its parent company, our right to repayment may be subordinated to payments owed to the parent company and potentially reduced based on the funds available for repayment. The note was originally valued using a discounted cash flow model. The Company recognized accretion income on the Note of $1,859 and $1,918 in fiscal 2015 and 2014, respectively. This accretion income is reflected within the Net Interest Expense caption of the Consolidated Statements of Net Income.
Inventories:    We value our Bob Evans Restaurants inventories at the lower of first-in, first-out cost (“FIFO”) or market and our BEF Foods inventories are determined on an average cost method which approximates a FIFO basis due to the perishable nature of our inventory. Inventory includes raw materials and supplies ($12,898 in fiscal 2015 and $16,163 in fiscal 2014) and finished goods ($11,722 in fiscal 2015 and $9,080 in fiscal 2014).
Property, Plant and Equipment:    Property, plant and equipment are recorded at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to fiscal 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (5 to 50 years) and machinery and equipment (3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the initial lease terms. Total depreciation expense from continuing operations was $79,917; $79,299; and $69,201 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
In the first quarter we reassessed our overall long-range capital plan and revised the anticipated timing for future store remodel initiatives. It is now anticipated that assets capitalized under the Farm Fresh Refresh remodeling program will have an estimated total life of ten years, rather than seven years, and accordingly useful lives for those affected assets were modified in the first quarter of fiscal year 2015. The change in useful life estimate for these assets resulted in a $1,999 increase to income, net of tax in fiscal 2015, and had a $0.08 impact on diluted earnings per share ("EPS").
As of April 24, 2015, and April 25, 2014, we have capitalized $31,387 and $11,349, respectively related to our new Enterprise Resource Planning system ("ERP"). These costs are included in the construction in progress line of the

Consolidated Balance Sheets. During the year ended April 24, 2015, we capitalized internal labor costs of $4,498. This includes $3,242 of capitalized costs for ERP and $1,256 for restaurant construction. During the year ended April 25, 2014, we capitalized internal labor costs of $4,031. This includes $2,264 of capitalized costs for ERP and $1,767 for restaurant construction. The first phase of our ERP system was put in service on April 25, 2015, and has an expected useful life of ten years.
We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair values of the assets. See Note 5 for further information. Assets for 19 Bob Evans Restaurants' locations, as well as our Richardson, Texas, location totaling $22,243 are classified as Current assets held for sale in the Consolidated Balance Sheet as of April 24, 2015. To be consistent with current period presentation, we have reclassified the assets for the 19 Bob Evans Restaurants' locations to the long-term assets held for sale line in the Consolidated Balance Sheets as of April 25, 2014.
Rabbi Trust Assets:    The rabbi trust assets line on the Consolidated Balance Sheets is comprised entirely of assets held under certain deferred compensation arrangements and represent the cash surrender value of company-owned life insurance policies. These life insurance policies are intended to be used as a source of funds to match respective funding obligations in our non-qualified deferred compensation plans. The cash surrender value of company owned life insurance policies totaled $32,302 and $31,972 as of April 24, 2015, and April 25, 2014, respectively, and are restricted to their use as noted above. The cash receipts and payments related to these company owned life insurance proceeds are included in cash flows from operating activities on the Consolidated Statements of Cash Flows and in Selling, general and administrative expenses ("S,G&A") in the Consolidated Statements of Net Income. Changes in the cash surrender value for these assets are reflected within the S,G&A line in the Consolidated Statements of Net Income, and resulted in gains, net of fees, of $742 and $2,249 in fiscal 2015 and 2014, respectively.
Goodwill and Other Intangible Assets:    Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $19,634 as of April 24, 2015, and April 25, 2014. The goodwill and intangible assets are related to the BEF Foods segment. In fiscal 2013, we recognized goodwill related to the purchase of the Kettle Creations® brand (“Kettle Creations”) for $18,067. In addition as part of the purchase of Kettle Creations, we obtained a non-compete agreement with certain executives of the former company. The Kettle Creations non-compete agreement is amortized on a straight-line basis over its estimated economic life of five years. In fiscal 2015 we recorded a $2,761 impairment charge to write off the value of the Kettle Creations trade name. The charge was recorded in the S,G&A line of the Consolidated Statements of Net Income. See Note 10 for further information.
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
Financial Instruments:    The fair values of our financial instrument approximate their carrying values at April 24, 2015, and April 25, 2014. We do not use derivative financial instruments for speculative purposes. See Note 2 for more information.
Accrued Non-Income Taxes:    Accrued non-income taxes primarily represent obligations for real estate and personal property taxes, as well as sales and use taxes for Bob Evans Restaurants. Accrued non-income taxes were $14,951 and $17,843 at April 24, 2015, and April 25, 2014, respectively.
Self-Insurance Reserves:    We record estimates for certain health, workers’ compensation and general insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Self-insurance reserves were $18,900 and $19,874 at April 24, 2015, and April 25, 2014, respectively.
Preopening Expenses:    Expenditures related to the opening of new restaurants and the Farm Fresh Refresh remodel initiative, which was completed in fiscal 2014, are expensed when incurred. Preopening expenses were $1,272, $4,378 and

$3,899 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, and recorded in the other operating expenses line of the Consolidated Statements of Net Income.
Advertising Costs:    Media advertising is expensed at the time the media first airs. We expense all other advertising costs as incurred. Advertising expense from continuing operations was $38,080, $36,673, and $43,819 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Approximately 80% of advertising costs are incurred in the Bob Evans Restaurant segment. Advertising costs are classified in other operating expenses and S,G&A expenses in our restaurant segment and BEF Foods segment, respectively, in the Consolidated Statements of Net Income.
Cost of Sales:    Cost of sales represents primarily food cost for Bob Evans Restaurants and cost of materials in the BEF Foods segment. Cost of sales also include carryout supplies for Bob Evans Restaurants. Cash rebates that we receive from suppliers are recorded as a reduction of cost of sales in the periods in which they are earned. The amount of each rebate is directly related to the quantity of product purchased from the supplier. Cost of sales excludes depreciation expense, which is recorded in the depreciation and amortization expense line on the Consolidated Statements of Net Income.
Impairments:    Impairment charges on property, plant and equipment and intangible assets are recorded to the S,G&A line of the Consolidated Statements of Net Income with the exception of impairments on assets classified as held-for-sale, which are recorded on a separate line. Asset impairment charges in fiscal 2015 were $8,861 and included impairments of $3,442 recorded to S,G&A for 15 restaurant properties, $2,761 recorded to S,G&A for the write off of a trade name owned by BEF Foods and $2,658 recorded to the Impairments of assets held for sale line for nine restaurant properties. Asset impairment charges in fiscal 2014 were $16,850 and related to $4,470 recorded to S,G&A for seven restaurant properties and certain commercial vehicles and $12,380 recorded to the Impairments of assets held for sale line for 29 restaurant properties and one former BEF Foods production facility. Impairment charges in fiscal 2013 were $4,409, were recorded to S,G&A and related to 13 restaurant properties. See Note 5 and Note 10 for additional information.
Comprehensive Income:    Comprehensive income is the same as reported net income as we have no other comprehensive income.
Earnings Per Share:    Basic earnings-per-share computations are based on the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings-per-share calculations reflect the assumed vesting of restricted shares, the exercise and conversion of outstanding employee stock options and the settlement of share-based obligations recorded as liabilities on the Consolidated Balance Sheet (see Note 7 for more information), net of the impact of antidilutive shares.
The numerator in calculating both basic and diluted EPS for each year is reported net income. The denominator is based on the following weighted-average number of common shares outstanding (in thousands):

	2015	2014	2013
Basic	23,489	26,450	28,066
Dilutive shares	160	254	422
Diluted	23,649	26,704	28,488
In fiscal 2015, fiscal 2014, and fiscal 2013, 124,766, 127,201 and 451,842 shares of common stock, respectively, were excluded from the diluted earnings-per-share calculations because they were antidilutive.
Dividends: In Fiscal 2015, we paid four quarterly dividends equal to $0.31 per share on our outstanding common stock. Participants in our deferred compensation plans earn share based dividend equivalents, equal to the per-share cash dividends paid on restricted stock units that have been deferred into those plans. Share based dividend equivalents are recorded as a reduction to retained earnings, with an offsetting increase to capital in excess of par value. Refer to table below (in thousands):

	2015	2014
Cash dividends paid to common stock holders	$29,056	$31,694
Dividend equivalent rights earned on deferred restricted stock units	370	575
Total dividends	$29,426	$32,269
Stock-based Employee Compensation:    The Stock Compensation Topic of the FASB ASC 718 ("ASC 718") requires that we measure the cost of employee services received in exchange for an equity award, such as stock options, restricted stock awards and restricted stock units, based on the estimated fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis with the exception of compensation cost related to awards for retirement eligible employees, which are recognized immediately upon grant. Compensation cost recognized is based on the grant date fair value estimated in accordance with ASC 718. See Note 6 for more information.
Leases:    We rent certain restaurant facilities under operating leases having initial terms that primarily expire approximately 20 years from inception. The leases typically contain renewal clauses of 5 to 30 years exercisable at our option. Most leases contain either fixed or inflation-adjusted escalation clauses. Rent expense for our operating leases is recorded on a straight-line basis over the lease term. Our straight-line rent calculations do not include an assumption of lease renewal periods. We record the difference between the amount charged to expense and the rent paid as deferred rent in the Consolidated Balance Sheets. We commence lease expense upon delivery of the leased location by the lessor. Rent expense for Bob Evans Restaurants was $5,460, $5,153 and $4,641 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, and is recorded in the other operating expenses line in the Consolidated Statements of Net Income. Future minimum lease payments, excluding the impact of any available renewal periods, are expected to be $4,461, $4,409, $4,459, $4,494, $4,481, and $39,380 for fiscal years 2016, 2017, 2018, 2019, 2020, and thereafter, respectively.
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
Reclassifications:    Certain prior period amounts have been reclassified or adjusted to conform to the current presentation. We reclassified $5,052 and $5,001 of Bob Evans Restaurants wages expense related to our store management training program incurred in fiscal 2014 and 2013, respectively, from the S,G&A expenses line to the operating wage and fringe benefit expenses line on the Consolidated Statements of Net Income. We believe these costs are better classified as wage expense rather than S,G&A expense. We also reclassified $1,884 and $1,688 of freight charges related to the transportation of materials between BEF Foods production facilities incurred in fiscal 2014 and 2013, respectively, from the other operating expenses line to the cost of sales line on the Consolidated Statements of Net Income. We believe these costs are better classified as cost of sales as they are incurred as part of the production process. These reclassifications had no impact on reported net income.

Corrections of Prior Period Errors:    In fiscal 2015 we corrected immaterial prior period errors related to the accounting for our deferred compensation plans. We recorded adjustments to reflect obligations related to deferred stock compensation as equity instruments, to consolidate common stock and other assets held by our Rabbi Trust and to record share-based dividend equivalent payments earned by deferred compensation plan participants in accordance with the provisions of ASC 710 - Compensation and ASC 718 - Stock Compensation.
The effect of these adjustments to our fiscal 2014 Consolidated Balance Sheet was an increase of capital in excess of par value of $6,371, a reduction of the deferred compensation liability of $3,440, an increase to treasury stock of $2,356, a reduction to retained earnings of $384 and an increase to prepaid expenses and other current assets of $191. While the adjustments are immaterial, the April 25, 2014, Consolidated Balance Sheet, Statement of Stockholders Equity, Statement of Cash Flows and applicable footnote disclosures have been adjusted to reflect these corrections. These adjustments had no effect on the reported amounts of income from continuing operations or net income for fiscal 2014.
We have corrected $1,950 of cash related deferred compensation obligations for the year ended April 25, 2014, from the deferred compensation line within long-term liabilities to the accrued wages and related liabilities line within current liabilities on the Consolidated Balance Sheet as of April 25, 2014 . This reclassification was made to reflect as a current liability the amount of deferred compensation obligations scheduled to be satisfied in the subsequent 12 months based on the distribution elections of our plan participants.
We have corrected $2,755 of accrued promotional incentives sales deductions for the year ended April 25, 2014, from the other accrued expenses line to the accounts receivable line on the Consolidated Balance Sheets. These deductions are now classified in accounts receivable as they are reductions in what is owed to the Company from its customers.
We have corrected $1,481 of reserves for uncertain tax positions for the year ended April 25, 2014, from long-term to current liabilities on the Consolidated Balance Sheets. These reserves are related to uncertain tax positions we expected to resolve in fiscal 2015.
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
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which is an update to existing guidance related to reporting discontinued operations. The updated guidance states that only those disposals of components of an entity which would represent a strategic shift in operations and has or will have a major impact on operations and financial results will be presented as discontinued operations. This update also requires the assets and liabilities of a discontinued operation to be presented separately in the statement of financial position for all prior periods presented. We adopted ASU 2014-08 in the first quarter of fiscal 2015. This update did not have an impact on the consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern ("ASU 2014-15") to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. The guidance requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies such conditions or events, a footnote disclosure is required to disclose their nature, as well as management's plans to alleviate the substantial doubt to continue as a going concern. We do not expect this update to have an impact on the consolidated financial statements.

Note 2 — Long-Term Debt and Credit Arrangements
As of April 24, 2015, long-term debt was comprised of the outstanding balance on our Revolving Credit Facility Amended and Restated Credit Agreement ("Credit Agreement") of $447,599, the long term portion of a $3,000 Research and Development Investment Loan ("R&D Loan") with the State of Ohio totaling $2,222 and an interest-free loan of $1,000, due ten years from the date of borrowing, with imputed interest, which as a result is discounted to $855. Refer to the table below:

(in thousands)	April 24, 2015	April 25, 2014
Credit Agreement borrowings (1)	$447,599	$458,898
R&D Loan (1)	2,631	—
Interest-free loan (1)	855	835
Total borrowings	451,085	459,733
Less current portion	(409)	(458,898)
Long term debt	$450,676	$835

(1)	The Credit Agreement, R&D Loan and Interest-free loan mature in fiscal 2019, 2021 and 2022, respectively.
On January 2, 2014, we entered into a $750,000 long-term Credit Agreement which replaced the previous credit facility. The Credit Agreement represents a syndicated secured revolving credit facility under which up to $750,000 will be available, with a letter of credit sub-facility of $50,000, and an accordion option to increase the revolving credit commitment to $1,050,000. It is secured by the stock pledges of certain material subsidiaries. This agreement replaced our existing variable-rate revolving credit facility. Borrowings under the Credit Agreement bear interest, at Borrower’s option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 1.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.0%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. We incurred financing costs of $2,064 associated with this refinancing, which along with previous unamortized debt financing costs of $760 are being amortized over five years. The Credit Agreement has a maturity date of January 1, 2019.
In the first quarter of fiscal 2015, we entered into a First Amendment to the Credit Agreement. The terms of the Credit Agreement that were amended related to: (a) an increase to the Maximum Leverage Ratio for the period starting July 25, 2014, through July 22, 2016, (b) certain restricted payment requirements related to share repurchases and (c) an update to the Pricing Grid, which determines variable pricing and fees, to reflect changes in the allowable maximum leverage ratio. We incurred financing costs of $1,279 associated with this amendment, which are being amortized using the straight line method, which approximates the effective interest method.
On May 11 2015, we entered into a Second Amendment to the Credit Agreement. The amendment has an effective date of April 24, 2015. The terms of the Credit Agreement were amended related to: (a) an increase to the Maximum Leverage Ratio for the period starting April 24, 2015, through the remaining term of the agreement, (b) a change in the restrictions related to payments for share repurchases, and (c) a change in the definition of the LIBOR and Daily LIBOR rates that are used to calculate interest on outstanding borrowings. We incurred fees of $1,705 associated with this amendment, which will be paid in the first quarter of fiscal 2016 and amortized over the remaining term of the Credit Agreement using the straight line method, which approximates the effective interest method.
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our Credit Agreement contains financial covenants that require us to maintain a specified minimum coverage ratio and maximum leverage ratio at April 24, 2015, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.50 to 1.00. As of April 24, 2015, our coverage ratio was 11.89, and our leverage ratio was 3.37, as defined in our credit facility. Our credit facility also limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. A breach of any of these covenants could result in a default under our credit facility, in which all amounts under our credit facility may become immediately due and payable, and all commitments under our credit facility extend further credit may be terminated. We are in compliance with the financial covenant requirements of our credit facility as of April 24, 2015.
As of April 24, 2015, we had $447,599 outstanding on the Credit Agreement. The primary purposes of the Credit Agreement are for trade and stand-by letters of credit in the ordinary course of business as well as working capital, refinancing of existing indebtedness, if any, capital expenditures, joint ventures and acquisitions, stock repurchases and other general corporate purposes. A one percent increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $4,538 assuming the $447,599 outstanding at the end of fiscal 2015 was outstanding for the entire year.
Outstanding borrowings on the Credit Agreement are classified as a noncurrent liability as of April 24, 2015, and were classified as a current liability as of April 25, 2014. At the end of fiscal 2014 our Credit Agreement borrowings were classified as current based on our assessment of the Company's inability to meet its leverage ratio covenant, as defined at that time, during fiscal 2015. The change in classification was made in the first quarter of fiscal 2015 as the Company amended the Credit Agreement to increase the leverage ratio requirement.
At April 24, 2015, we had outstanding letters of credit that totaled approximately $12,424, of which $12,123 is utilized as part of the total amount available under our Credit Agreement. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of the terms set forth in these arrangements.
Our effective interest rate for the Credit Agreement was 2.09% during the year ended April 24, 2015. Interest costs of $471, $611 and $835 incurred in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, were capitalized in connection with our ERP and construction activities. Interest paid in fiscal 2015, fiscal 2014 and fiscal 2013 was $10,399, $4,544 and $12,442, respectively. Net interest expense in fiscal 2015, 2014 and 2013 was comprised of the following:

(in thousands)	2015	2014	2013
Interest Expense:
Variable-rate debt (1)	$10,373	$4,885	$1,672
Fixed-rate debt (2)	1,177	391	10,844
Capitalized interest	(471)	(611)	(835)
Total Interest Expense on outstanding borrowings	11,079	4,665	11,681
Interest income:
Accretion on note receivable	(1,859)	(1,918)	—
Other (3)	(571)	(733)	(196)
Total Interest Income	(2,430)	(2,651)	(196)
Net Interest Expense	$8,649	$2,014	$11,485

(1)	Primarily interest expense on our Credit Agreement Borrowings

(2)
Primarily the amortization of debt issuance costs in fiscal 2015 and 2014, respectively. Fiscal 2013 includes a $6.2 million "make-whole" payment related to the prepayment of our outstanding note purchase agreements, as well as interest previously incurred on those notes.

(3)	Primarily interest income on our $30,000 note receivable, obtained as part of the sale of Mimi’s Café to Le Duff.
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
Note 3 — Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carryforward periods are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as the Company’s projections for growth. Significant components of our deferred tax liabilities and assets as of April 24, 2015, and April 25, 2014, were as follows:

(in thousands)	April 24, 2015	April 25, 2014
Deferred tax assets:
Self-insurance	$6,357	$6,222
Stock and deferred compensation plans	16,857	15,405
Deferred proceeds on Mimi’s Café sale	4,263	4,874
State net operating loss carry forward	2,586	3,983
Credit carryforwards	13	3,620
Legal Reserve	2,791	248
Inventory	2,582	2,690
Other	6,772	5,994
Total deferred tax assets before valuation allowances	$42,221	$43,036
Valuation allowance	(241)	(771)
Net deferred tax assets	$41,980	$42,265

Deferred tax liabilities:
Property, plant and equipment	$40,054	$54,331
Other	1,307	2,107
Total deferred tax liabilities	$41,361	$56,438
Net deferred tax assets (liabilities)	$619	$(14,173)
There are $2,586 of state net operating loss carry forwards that will expire at various times through 2034.
As of April 24, 2015, and April 25, 2014, the valuation allowance for net operating loss carryovers totaled $241 and $771, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxable income in carryback years, and tax-planning strategies when making this assessment. No other valuation allowances have been provided for deferred tax assets because management believes that it is more-likely-than-not that the full amount of the net deferred tax assets will be realized in the future.
Significant components of the provision (benefit) for income taxes are as follows:

(in thousands)	2015	2014	2013
Current:
Federal	$8,021	$7,734	$(2,602)
State	(746)	(1,236)	3,772
Total current	$7,275	$6,498	$1,170
Deferred:
Federal	$(15,243)	$(6,769)	$583
State	452	414	(7,837)
Total deferred	$(14,791)	$(6,355)	$(7,254)
Total tax provision (benefit)	$(7,516)	$143	$(6,084)

Our provision (benefit) for income taxes differs from the amounts computed by applying the federal statutory rate due to the following:

	2015	2014	2013
Statutory Federal Tax Rate	35.0%	35.0%	35.0%
State income tax (benefit) — net	0.5	1.5	(2.5)
Federal tax credits	(72.4)	(17.0)	(6.0)
Domestic Production Activity Deduction	(29.2)	(8.7)	—
Worthless stock	—	(1.9)	(30.1)
Officers life insurance	(6.9)	(2.6)	(1.4)
Charitable Contributions	(4.5)	(1.0)	(0.4)
Settlements with state taxing authorities	—	(4.0)	—
State and Local Tax Reserves	(5.8)	(0.3)	(1.3)
Other	0.1	(0.5)	(1.3)
Provision (benefit) for income taxes	(83.2)%	0.5%	(8.0)%
Taxes paid during fiscal 2015, fiscal 2014 and fiscal 2013 were $10,543, $16,332, and $34,458, respectively.
Uncertain Tax Positions
The following table summarizes activity of the total amounts of unrecognized tax benefits:

(in thousands)	2015	2014	2013
Balance at beginning of fiscal year	$5,952	$9,554	$11,045
Additions based on tax positions related to the current year	63	31	366
Additions for tax positions of prior years	551	1,004	123
Reductions for tax positions of prior years	(284)	(25)	(271)
Reductions due to settlements with taxing authorities	(672)	(1,423)	(799)
Reductions due to statute of limitations expiration	(408)	(3,189)	(910)
Balance at end of fiscal year	$5,202	$5,952	$9,554
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of April 24, 2015, April 25, 2014, and April 26, 2013, was $4,939, $5,652 and $6,885, respectively. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate.
The Company believes that it is reasonable that a decrease of approximately $447 to $2,041 in unrecognized tax benefits related to state exposures may be necessary in the coming year due to settlements with taxing authorities or lapses of statutes of limitations.
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Net Income. During fiscal 2015, fiscal 2014 and fiscal 2013, we recognized approximately $(166), $204 and $394, respectively, of interest and penalties in tax expense (benefit). As of April 24, 2015, and April 25, 2014, we had accrued approximately $839 and $1,005, respectively, in interest and penalties related to unrecognized tax benefits.
We file United States federal and various state and local income tax returns. Tax returns are generally subject to examination for a period of three to five years after the filing of the respective return.  The federal statute of limitations has been extended to April 30, 2016, for the fiscal years ended April 29, 2011, and April 27, 2012.

Note 4 — Restructuring and Severance Charges
In fiscal 2013 we began a strategic organizational realignment including a closure of production facilities and a reduction of personnel at Bob Evans Restaurants, BEF Foods and at our corporate headquarters, as part of our comprehensive plan to reduce S,G&A expenses. In the third quarter of fiscal 2014, we closed our BEF Foods production plants in Springfield and Bidwell, Ohio. The action to close the food production facilities was intended to increase efficiency by consolidating production to our high capacity food production facility in Sulphur Springs, Texas. In the fourth quarter of fiscal 2014 we recorded charges related to a reduction of personnel at our corporate headquarters. In the fourth quarter of fiscal 2015 management approved a plan to further reduce headcount as part of the overall S,G&A cost reduction initiative.
As part of these organizational realignment and S,G&A cost reduction activities, we recorded pretax restructuring and severance charges in continuing operations totaling $3,234, $6,151 and $9,256 in fiscal 2015, 2014 and 2013 respectively. Restructuring costs related to personnel at our corporate headquarters are allocated to the Bob Evans Restaurants and BEF Foods business segments, and were primarily recorded in the S,G&A line of the consolidated statements of net income.
In the fourth quarter of fiscal 2015 the Board of Directors approved, and management committed to a plan to close 16 owned, and four leased, underperforming restaurants in fiscal 2016. We believe these closures will strengthen our restaurant portfolio by improving overall returns and freeing up resources for other uses. Associated with this plan we incurred severance costs of $549 that will be paid to both salaried and hourly employees at the closing restaurants. We also incurred lease termination charges of $557 related to three of the leased stores that are closing, while the fourth will terminate through natural lease expiration. These charges were recorded in the S,G&A line on the consolidated statement of net income. We closed eighteen of these restaurants in the first quarter of fiscal 2016, while the remaining two are expected to close by the end of the fiscal 2016.
Liabilities as of April 24, 2015, include $2,261 relating to corporate severance charges primarily recorded in the fourth quarter of fiscal 2015, $549 and $557 recorded to Bob Evans Restaurants for severance and lease termination charges related to restaurant closures and $259 recorded to BEF Foods for remaining payments related to our plant consolidation activities. We expect the majority of these liabilities, classified primarily in the accrued wages and related liabilities line of the Consolidated Balance Sheets, to be paid in fiscal 2016.

(in thousands)	Bob Evans Restaurants	BEF Foods	Total
April 27, 2012	$—	$—	—
Restructuring and related severance charges incurred	2,774	6,482	9,256
Amounts Paid	(1,514)	(3,922)	(5,436)
Balance April 26, 2013	$1,260	$2,560	$3,820
Restructuring and severance charges incurred	2,473	3,678	6,151
Adjustments	(131)	—	(131)
Amounts paid	(3,116)	(5,497)	(8,613)
Balance April 25, 2014	$486	$741	$1,227
Restructuring and severance charges incurred	2,931	1,409	4,340
Adjustments	(43)	(49)	(92)
Amounts paid	(681)	(1,168)	(1,849)
Balance April 24, 2015	$2,693	$933	$3,626
Note 5 — Impairments and Loss on Sale of Assets
We measure certain assets and liabilities at fair value on a nonrecurring basis, including, long-lived assets that have been reduced to fair value when they are held for sale and long-lived assets that are written down to fair value when they are impaired.
We evaluate the carrying amount of long-lived assets held and used in the business periodically and when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset group is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group. The impairment loss recognized is the excess of carrying value above its fair value. The estimation of fair value requires significant estimates of factors in future restaurant performance and market-based real estate appraisals. To estimate fair value for locations where we own the land and building, we obtain appraisals from third party real estate valuation firms based on sales of comparable properties in the same area as our restaurant location, which approximates fair value. We use discounted future cash flows to estimate fair value for long-lived assets for our leased locations. Our weighted average cost of capital is used as the discount rate in our fair value measurements for leased locations, which is considered a Level 3 measurement. A reasonable change in this discount rate would not have a significant impact on these fair value measurements.

In the fourth quarter of fiscal 2015 we incurred pretax impairment charges of $2,851 in the Bob Evans Restaurant segment related to our decision to close 20 underperforming restaurants in the following year. Eighteen of these stores were closed in the first quarter of fiscal 2016 and we plan to close the remaining two stores by the end of fiscal 2016. We believe these closures strengthened our restaurant portfolio by improving overall returns and freeing up resources for other uses.
The impairment charges related to eight owned locations classified as held for sale on the Consolidated Balance Sheets, and four leased locations. We also recorded impairment charges of $3,249 in the first and third quarters of the year as a result of adverse performance and a reassessment of expected future cash flows at ten current and former restaurant locations, one of which is classified as held for sale on the Consolidated Balance Sheets. In total for fiscal 2015, Bob Evans Restaurant impairment charges of $3,442 and $2,658 are recorded in the S,G&A line and the Impairment of assets held for sale line of the Consolidated Statements of Net Income, respectively. As of April 24, 2015, the net book value of restaurant assets remeasured during fiscal 2015 was $15,048.
In the first quarter of fiscal 2014, we reached an agreement to sell 29 locations, resulting in pretax impairment charges in the Bob Evans Restaurants segment of $8,609. In the second quarter of the prior year, we closed on the sale of 27 of the 29 properties and recorded an additional impairment charge of $771 related to the two remaining properties. We closed on the sale of 28 of the 29 nonoperating properties at the end of the prior year. The remaining property was reclassified out of held for sale assets during the fourth quarter of fiscal 2014 and we resumed depreciation for this location. We recorded an additional pretax impairment charges in the Bob Evans Restaurants reporting segment of $4,133 on seven restaurant locations in fiscal 2014. The charges were recorded in the S,G&A line in the Consolidated Statements of Net Income.
In the second quarter of fiscal 2014, we announced our plans to close our food production plant in Richardson, Texas. Based on the estimated value of the facility, we recorded a pretax impairment charge in the BEF Foods segment of $3,000 in the second quarter of fiscal 2014. The long-lived asset group related to this plant is included at its fair value, less costs to sell, in the “Current assets held for sale” line in the Consolidated Balance Sheet. Upon being classified as held for sale, depreciation ceased for these assets.
To be consistent with current period presentation, we have reclassified the assets for nineteen restaurants and the Richardson plant to the “Long-term assets held for sale” line in the Consolidated Balance Sheets as of April 25, 2014.
The following table represents impairments for those assets remeasured to fair value on a nonrecurring basis during the fiscal year:

(in thousands)	2015		2014		2013
Bob Evans Restaurants
Assets held for use	$3,442	(1)	$4,470	(3)	$4,409	(6)
Assets held for sale	2,658	(2)	9,380	(4)	—
BEF Foods
Assets held for sale	—		3,000	(5)	—

(1)	Relates to eleven operating and two nonoperating locations

(2)	Relates to eight operating and one nonoperating location

(3)	$4,133 and $337 relates to impairment of seven operating locations and certain commercial vehicles, respectively

(4)	$9,380 relates to impairment of 29 nonoperating locations, of which $714 relates to the impairment of one location no longer classified as held for sale

(5)	$3,000 relates to impairment of one nonoperating location

(6)	$1,717 and $2,692 relates to impairment of three operating and ten nonoperating locations, respectively

Additionally in the third quarter of fiscal 2015 we recognized a loss of $1,728 on the sale of our ownership interest in an aircraft that was jointly owned. The loss was recorded in the S,G&A line in the Consolidated Statements of Net Income.

Note 6 — Stock-Based Compensation Plans
On September 13, 2010, our stockholders approved the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”). Upon approval, the 2010 Plan became our primary plan under which new stock-based compensation can be granted. At April 24, 2015, there were awards outstanding under the 2010 Plan, as well as previous equity plans adopted in 2006, 1998 and 1992.
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
In fiscal 2015, we granted restricted stock awards ("RSAs") and restricted stock units ("RSUs"). Total stock-based compensation expense from continuing operations in fiscal 2015, fiscal 2014 and fiscal 2013 was $2,967, $7,105 and $8,606 respectively. The related tax benefit recognized was $1,127, $2,700 and $2,642 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Expense associated with stock-based compensation is primarily reflected in S,G&A expense.
We issued RSAs and RSUs in fiscal 2015, fiscal 2014 and fiscal 2013. RSAs and RSUs are valued based on the stock closing price on the grant date. RSAs and RSUs typically vest ratably over three years with the exception of awards granted to our non-employee directors, which generally vest in one year. During fiscal 2015, fiscal 2014 and fiscal 2013, we issued treasury shares to satisfy the vesting of restricted awards and stock option exercises.
Stock Options
The following table summarizes option-related activity for fiscal 2015:

Options	Shares Subject to Options	Weighted-Average Exercise Price
Outstanding, Beginning of Year	77,159	$29.95
Granted	—	—
Exercised	(22,488)	26.49
Forfeited or expired	(6,639)	28.35
Outstanding, End of Year	48,032	$31.79

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding	48,032	$31.79	2.98	$648
Options exercisable	48,032	$31.79	2.98	$648
As of April 24, 2015, there was no remaining unrecognized compensation cost related to non-vested stock options. The total intrinsic value of options exercised during fiscal 2015, fiscal 2014 and fiscal 2013 was $567, $8,124 and $2,921, respectively. Cash received from the exercise of options was $534, $13,432 and $8,642 for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. In fiscal 2015, fiscal 2014 and fiscal 2013, excess tax benefits of $228; $1,756; and $2,094, respectively, were classified as financing cash flows in the Consolidated Statements of Cash Flows.
Restricted Stock
A summary of the status of our non-vested restricted stock awards and restricted stock units as of April 24, 2015, and changes during fiscal 2015 is presented below:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested, Beginning of Year	181,961	$37.53
Granted	64,901	48.77
Vested	(55,875)	37.99
Forfeited	(35,038)	40.47
Non-vested, End of Year	155,949	$41.39

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Non-vested, Beginning of Year	255,909	$42.55
Granted	31,564	47.00
Vested	(191,823)	41.78
Forfeited	(6,783)	47.79
Non-vested, End of Year	88,867	$45.40
At April 24, 2015, there was $4,571 of unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.31 and 2.25 years for non-vested RSAs and RSUs, respectively. The total fair value of awards granted during fiscal 2015, fiscal 2014 and fiscal 2013 was $4,649, $9,340 and $7,245, respectively. The total fair value of awards that vested during fiscal 2015, fiscal 2014 and fiscal 2013 was $10,136, $7,813, and $8,268, respectively.
In addition to the shares subject to outstanding options and unvested restricted stock units, approximately 1,450,000 shares were available for grant under the 2010 Plan at April 24, 2015.

Note 7 — Other Compensation Plans
Defined Contribution Plan: We have a defined contribution plan (401(k)) that is available to substantially all employees who have at least 1,000 hours of service. Annual matching contributions to the 401(k) plan are at the discretion of our Board of Directors, and are based on calendar-year contributions of plan participants. Expenses related to matching contributions to these plans for continuing operations in fiscal 2015, fiscal 2014 and fiscal 2013 were $1,418, $452 and $3,885 respectively, and are primarily recorded within S,G&A.
Nonqualified Deferred Compensation Plans: We have three nonqualified deferred compensation plans, the Bob Evans Executive Deferral Plans I and II (collectively referred to as “BEEDP”) and Bob Evans Directors’ Deferral Plan (“BEDDP”), which provides certain executives and Board of Directors members, respectively, the opportunity to defer a portion of their current year salary or stock compensation to future years. A third party manages the investments of employee deferrals. Expenses related to investment results of these deferrals are based on the change in quoted market prices of the underlying investments elected by plan participants, and totaled $1,351, $1,942, and $1,788 in fiscal 2015, 2014, and 2013 respectively, and are recorded within S,G&A.
Obligations to participants who defer stock compensation through our deferral plans are satisfied only in company stock. There is no change in the vesting term for stock awards that are deferred into these plans. Obligations related to these deferred stock awards are treated as "Plan A" instruments, as defined by ASC 710. These obligations are classified as equity instruments within the Capital in excess of par value line of the Consolidated Balance Sheets. No subsequent changes in fair value are recognized in the Consolidated Financial Statements for these instruments. Participants earn share-based dividend equivalents in an amount equal to the value of per-share dividends paid to common shareholders. These dividends accumulate into additional shares of common stock, and are recorded through retained earnings in the period in which dividends are paid.

Vested, deferred shares are included in the denominator of basic and diluted EPS in accordance with ASC 260 - Earnings per Share. The dilutive impact of unvested, deferred stock awards is included in the denominator of our diluted EPS calculation. Refer to Note 6 for additional information on stock-based compensation.
Participants who defer cash compensation into our deferral plans have a range of investment options, one of which is company stock. Obligations for participants who choose this investment election are satisfied only in shares of company stock, while all other obligations are satisfied in cash. These share-based obligations are treated as "Plan B" instruments, as defined by ASC 710. These deferred compensation obligations are recorded as liabilities on the Consolidated Balance Sheets, in the Deferred compensation line. We record compensation cost for subsequent changes in fair value of these obligations. Participants earn share-based dividend equivalents in an amount equal to the value of per-share dividends paid to common shareholders. These dividends accumulate into additional shares of common stock, and are recorded as compensation cost in the period in which the dividends are paid. At April 24, 2015, our deferred compensation obligation included $2,676 of share based obligations, which represents approximately 59,000 shares. The dilutive impact of these shares are included in the denominator of our EPS calculation. Compensation cost (benefit) recognized on the adjustment of fair value for deferred awards was immaterial in the current and prior year. Also refer to the "Corrections of a Prior Period Error" section of Note 1 for information on adjustments related to these deferred compensation obligations made in fiscal 2015.
Supplemental Executive Retirement Plan: The Supplemental Executive Retirement Plan ("SERP") provides awards to a limited number of executives in the form of nonqualified deferred cash compensation. Gains and losses related to these benefits and the related investment results are recorded within the S,G&A caption in the consolidated statements of net income. Our expense related to cash contributions to the SERP was $526; $580; and $542 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively and are recorded within S,G&A.
Deferred compensation liabilities expected to be satisfied in the next 12 months are classified as current liabilities in the Accrued wages and other liabilities line of the Consolidated Balance Sheets. Our deferred compensation liabilities as April 24, 2015, and April 25, 2014, consisted of the following:

(in thousands)	April 24, 2015	April 25, 2014
Deferred cash obligations in BEEDP and BEDDP plans	$17,904	$18,789
Deferred cash obligations in SERP plan	9,198	9,704
Deferred liability for share-based obligations in BEEDP and BEDDP plans	2,676	2,475
Other noncurrent compensation arrangements (1)	958	1,323
Total deferred compensation liabilities	$30,736	$32,291
Less current portion	(8,255)	(1,950)
Noncurrent deferred compensation liabilities	$22,481	$30,341
(1) The April 24, 2015, balance primarily related to the noncurrent portion of severance owed to our former Chief Executive Officer, see Note 8 for more details. The April 25, 2014, balance primarily related to the noncurrent portion of deferred payments to former employees of Kettle Creations, which was acquired by the Company in fiscal 2013.
Vacation Benefits: Effective January 1, 2015, we made modifications to our vacation benefit policy for salaried employees, which resulted in a reduction to our accrued vacation liability of $3,636 during the year. Vacation benefits for salaried employees are now earned ratably throughout the year. The benefit was recorded primarily in the Operating wages and fringe benefit expenses line in the Consolidated Statements of Net Income.
Note 8 — CEO Separation Costs
Effective December 14, 2014, Steven A. Davis resigned as the Chief Executive Officer and from the Company's board of directors by mutual agreement with the Company's Board of Directors. Effective January 2, 2015, Mr. Davis separated from the Company. Pursuant to his employment agreement, Mr. Davis is entitled to certain post-employment compensation and benefits subsequent to separation from the Company, which occurred as a termination without cause as defined in the contract. As a result, in the year ended April 24, 2015, the Company recognized charges of $3,688, primarily related to salary continuation to be paid over the next two years, a payout of unvested stock awards that vested immediately upon termination and other post-employment benefits. These charges are recorded within the S,G&A line in the Consolidated Statements of Net Income. As of April 24, 2015, we had remaining compensation obligations of $3,160, recorded in the accrued wages and related liabilities line of the Consolidated Balance Sheets.

Note 9 — Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits and other matters arising out of the normal course of business. We are of the opinion that there are no matters pending or threatened that are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.
In August 2012, a former Bob Evans Restaurant employee filed an action against the Company in the United States District Court for the Southern District of Ohio, styled David Snodgrass v. Bob Evans Farms, LLC, Case No. 2:12-cvg-00768 (“Snodgrass”). The lead plaintiff alleged that the Company violated the Fair Labor Standards Act by misclassifying assistant managers as exempt employees and failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The plaintiff seeks an unspecified amount of alleged back wages, liquidated damages, statutory damages and attorneys’ fees. The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers employed at Bob Evans Restaurants between August 2009 and present. In December 2013, the Court in Snodgrass granted conditional certification of those assistant managers that elected to opt-in to the collective action.
In May, 2014, the same plaintiffs’ counsel in the Snodgrass matter filed essentially duplicative claims under the overtime laws of the State of Ohio and Commonwealth of Pennsylvania, styled Utterback v. Bob Evans Farms, Case No. CV14826909 in the Court of Common Pleas of Cuyahoga County, Ohio (“Utterback”) and Mackin v. Bob Evans Farms, Case No. 2:14-cv-450 in the United States District Court for the Southern District of Ohio (“Mackin”), respectively. Neither the Utterback nor Mackin proceedings have been certified for class status at this time, and remain in the very early stages of litigation with significant uncertainty as to factual issues and outcome of legal proceedings (including any determination as to class certification).
We continue to believe that our assistant managers were properly classified as exempt from the respective Federal and State overtime requirements, have meritorious defenses to the claims in each of the Snodgrass, Utterback and Mackin matters, and have vigorously contested the actions.
In the fourth quarter of fiscal 2015 however, we received an unfavorable ruling related to the above mentioned Snodgrass litigation and therefore we recorded a charge of $6,000 in fiscal 2015. This reflects the low end of the range of probable loss for the Snodgrass litigation.
While a loss of up to $20,000 is possible if all three matters are settled prospectively, we do not believe that there is an amount within the estimated range which is more likely than any other and as such, we recorded an accrual of $6,000 as of April 24, 2015, related only to the Snodgrass litigation matter.
The expense was recorded to the Bob Evans Restaurant segment and in the S,G&A line of the Consolidated Statements of Net Income. We do not believe based on currently available information, that the outcome of these matters will have a material effect on our financial condition, although an adverse outcome could be material to our results of operations for a particular period.

Note 10 — Goodwill and Other Intangible Assets
In the fourth quarter, we completed our annual impairment test required under the provisions of ASC 350. In addition, we assess the carrying value of our goodwill and other indefinite lived intangible assets annually or whenever circumstances indicate that a decline in the carrying value may have occurred. The carrying value of goodwill as of the end of fiscal 2015 and fiscal 2014 is $19,634 and $19,634, respectively, and is included within the BEF Foods segment.
As part of our fiscal 2013 acquisition of Kettle Creations, we also recorded an indefinite life intangible asset related to the Kettle Creations trade name. In the fourth quarter of fiscal 2015 we completed a long-range strategic plan of the BEF Foods business and determined that the Kettle Creations trade name would no longer be used in our efforts to operate and grow the business. We considered this an indication that the trade name may be impaired and performed a fair value assessment in accordance with the provisions of ASC 360. Based on this analysis, we determined the Kettle Creations trade name no longer had any fair value and recorded a charge of $2,761 to fully write off the asset. The charge was recorded in the S,G&A line on the Consolidated Statements of Net Income.
Definite-lived intangible assets recorded on the Consolidated Balance Sheets consist of noncompetition agreements that are amortized over a 5-year life and are recorded to the BEF Foods segment.

Intangible assets are summarized below:

(in thousands)	Business Trade Name	Noncompetition Agreements	Total
April 26, 2013, net intangible carrying amount	$2,761	$666	$3,427
Amortization expense	—	(157)	$(157)
April 25, 2014, net intangible carrying amount	$2,761	$509	$3,270

Amortization expense	$—	$(157)	$(157)
Impairment of trade name	$(2,761)	$—	$(2,761)
April 24, 2015, net intangible carrying amount	$—	$352	$352
We expect to record $157 of amortization expense in each fiscal year until our definite lived intangible assets are fully depreciated.

Note 11 — Reporting Segments
During fiscal 2015, we had two reporting segments: Bob Evans Restaurants and BEF Foods. We determine our segments on the same basis we use to allocate resources and assess performance.
Our operations include restaurant operations and the processing and sale of food products. The revenues from our two segments, Bob Evans Restaurants and BEF Foods, include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements. Corporate functions and other corporate overhead costs are allocated to our reporting segments based on the time and resources used to support them. This includes functions such as information technology, finance, legal, human resources, supply chain and other corporate functions. Corporate overhead costs allocated to our segments include legal and professional fees, ongoing IT infrastructure costs including certain costs related to our new ERP system, costs related to the separation of our former CEO, costs related to the use of our former ownership interest in a jointly owned aircraft including the loss on sale and other overhead costs. Allocated corporate costs are included in the S,G&A line of the Consolidated Statements of Net Income.
Operating income represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. General corporate assets include current and deferred tax assets, assets held by our Rabbi Trust, property, plant and equipment related to our corporate headquarters and IT infrastructure and our note receivable obtained from the sale of Mimi's Café.

Information on our reporting segments is summarized as follows:

(in thousands)	2015	2014	2013
Net Sales
Bob Evans Restaurants	$969,877	$956,579	$981,418
BEF Foods	398,617	386,806	376,885
Total	$1,368,494	$1,343,385	$1,358,303
Inter-segment net sales of food products (1)	(19,304)	(14,833)	(28,077)
	1,349,190	1,328,552	1,330,226
Operating Income
Bob Evans Restaurants	$(2,752)	$27,134	$69,317
BEF Foods	20,438	5,991	18,637
Total	$17,686	$33,125	$87,954
Depreciation and Amortization Expense
Bob Evans Restaurants	$61,531	$63,872	$56,827
BEF Foods	18,543	15,584	12,492
Total	$80,074	$79,456	$69,319
Capital Expenditures
Bob Evans Restaurants	$60,115	$119,097	$67,662
BEF Foods	14,402	71,898	50,538
Total	$74,517	$190,995	$118,200
Identifiable Assets
Bob Evans Restaurants	$665,910	$693,543	$714,221
BEF Foods	179,137	193,634	155,424
	845,047	887,177	869,645
General corporate assets	187,540	178,575	151,308
Total	$1,032,587	$1,065,752	$1,020,953
(1) Inter-segment net sales of food products includes $12,491 in fiscal 2013 of sales to discontinued operations.
Note 12 — Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial results for Fiscal 2015 and Fiscal 2014 follows (in thousands, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Net sales from continuing operations	$326,341	$329,449	$333,279	$332,600	$357,177	$340,132	$332,393	$326,371
Operating income from continuing operations	$64	$11,999	$9,012	$8,895	$7,673	$7,954	$937	$4,277
(Loss) income from discontinued operations, net of income taxes	$—	$—	$—	$(134)	$—	$(354)	$—	$3,205
Net income (loss)	$(1,016)	$8,376	$6,039	$6,119	$5,920	$6,181	$5,610	$13,009
Earnings per share - income from continuing operations
Basic	$(0.04)	$0.30	$0.26	$0.23	$0.25	$0.25	$0.24	$0.40
Diluted	$(0.04)	$0.30	$0.25	$0.23	$0.25	$0.24	$0.24	$0.40
Earnings per share - (loss) income from discontinued operations
Basic	$—	$—	$—	$—	$—	$(0.01)	$—	$0.13
Diluted	$—	$—	$—	$—	$—	$(0.01)	$—	$0.13
Earnings per share - net income (loss)
Basic	$(0.04)	$0.30	$0.26	$0.22	$0.25	$0.23	$0.24	$0.53
Diluted	$(0.04)	$0.30	$0.25	$0.22	$0.25	$0.23	$0.24	$0.53
Common stock sale prices
High	$51.11	$51.70	$49.10	$58.86	$56.34	$58.25	$59.64	$51.82
Low	$44.67	$42.60	$42.70	$47.57	$47.91	$47.15	$43.72	$43.46
Cash dividends paid	$0.310	$0.275	$0.310	$0.310	$0.310	$0.310	$0.310	$0.310

•	Fiscal quarters represent 13-week periods.

•	Total quarterly EPS may not equal the annual amount because EPS is calculated independently for each quarter.

•	Stock prices are high and low sale prices for our common stock as reported on the NASDAQ Stock Market (trading symbol — BOBE), which is the principal market for our common stock.

•	The number of registered stockholders of our common stock at June 1, 2015, was 16,539.
Note 13 — Subsequent Events
On April 24, 2015, the Board of Directors approved and management committed to a plan to close 20 underperforming restaurants in fiscal 2016. We closed 18 of those restaurants in the first quarter and the remaining two are expected to close before the end of fiscal 2016. See Notes 4 and 5 for additional information.
On May 21, 2015, the Board of Directors approved a quarterly cash dividend of $0.31 per share. The quarterly cash dividend was paid on June 15, 2015, to shareholders of record at the close of business on June 1, 2015.
On May 11, 2015, we entered into a Second Amendment to the Credit Agreement. The amendment has an effective date of April 24, 2015. See Note 2 for additional information.
From April 25, 2015, through June 1, 2015, we repurchased 1.1 million shares, or $50,000 of Company stock. The purchases were funded through additional borrowings on our Credit Agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Bob Evans Farms, Inc.:
We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. as of April 24, 2015, and April 25, 2014, and the related consolidated statements of net income, stockholders’ equity and cash flows for each of the three years in the period ended April 24, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. at April 24, 2015, and April 25, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 24, 2015, are in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bob Evans Farms, Inc.’s internal control over financial reporting as of April 24, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 19, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
June 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Bob Evans Farms, Inc.:
We have audited Bob Evans Farms, Inc.’s internal control over financial reporting as of April 24, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Bob Evans Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Bob Evans Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 24, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bob Evans Farms, Inc. as of April 24, 2015 and April 25, 2014, and the related consolidated statements of net income, stockholders’ equity and cash flows for each of the three years in the period ended April 24, 2015, of Bob Evans Farms, Inc. and our report dated June 19, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Columbus, Ohio

June 19, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
As previously disclosed in Item 9A of our Form 10-K for the fiscal year ended April 25, 2014, management concluded that there was a material weakness in internal control over financial reporting related to our current and deferred income tax accounting. During fiscal year 2015, we believe there was significant progress made in remediating this material weakness, including adherence to existing control procedures and the implementation of enhanced controls related to review and oversight of our current and deferred income tax accounting process. Based upon the actions taken and our testing and evaluation of the design and effectiveness of these internal controls, we have concluded the material weakness in internal control over financial reporting related to our current and deferred income tax accounting no longer existed as of April 24, 2015.
As previously disclosed in Item 9A of our Form 10-K for the fiscal year ended April 25, 2014, management concluded that there was a material weakness in internal controls over financial reporting related to property, plant and equipment accounting, more specifically timely capitalization and the recording of depreciation expense. During fiscal year 2015, we believe there was significant progress made in remediating this material weakness, including adherence to existing control procedures and the implementation of enhanced controls related to review and oversight over financial reporting related to property, plant and equipment accounting, more specifically timely capitalization and the recording of depreciation expense. Based upon the actions taken and our testing and evaluation of the design and effectiveness of these internal controls, we have concluded the material weakness in internal control over financial reporting related to property, plant and equipment accounting no longer existed as of April 24, 2015.
As previously disclosed in Item 4 of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 24, 2014, management concluded that there was a material weakness in internal controls over financial reporting related to the review of the balance sheet classification of our Credit Agreement. Subsequently, in fiscal year 2015, we remediated this material weakness, including adherence to new control procedures and the implementation of enhanced controls related to review and oversight associated with the balance sheet classification of our Credit Agreement. Based upon the actions taken and our testing and evaluation of the design and effectiveness of these internal controls, we have concluded the material weakness in internal control over financial reporting related to the review of the balance sheet classification of our Credit Agreement no longer existed as of April 24, 2015.
Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended April 24, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-interim chief executive officers (principal executive officers) and chief financial officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by the Annual Report on Form 10-K. Based upon that evaluation, our Chairman of the Board and Co-Interim Chief Executive Officers and Chief Financial Officer, have concluded that:

•
information required to be disclosed by us in this Annual Report on Form 10-K and other reports that we file or submit under the Exchange Act would be accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•
information required to be disclosed by us in this Annual Report on Form 10-K and the other reports that we file or submit under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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
Management assessed our internal control over financial reporting as of April 24, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included the evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.
Based on its assessment, management concluded that our internal control over financial reporting was effective as of the end of the fiscal year ended April 24, 2015, the period covered by this Annual Report on Form 10-K, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm, Ernst & Young LLP, independently assessed our internal control over financial reporting. Ernst & Young has issued a report on our internal control over financial reporting, which is included in this annual report.

/s/ J. Michael Townsley	/s/ Mark E. Hood
J. Michael Townsley	Mark E. Hood
Office of the Chief Executive Officer	Office of the Chief Executive Officer, Chief Financial Officer
June 19, 2015

ITEM 9B. OTHER INFORMATION
None.
PART III
The information required by Items 10, 11, 12, 13 and 14 will be furnished pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in our definitive proxy statement relating to the 2015 annual meeting of stockholders (the “2015 Proxy Statement”), under “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “PROPOSAL 1: ELECTION OF DIRECTORS,” and “CORPORATE GOVERNANCE” under the sub-caption “Directors Serving on Boards of Other Public Companies” is incorporated herein by reference.
The information regarding our executive officers required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Supplemental Item. Executive Officers of Bob Evans Farms, Inc.”
Information concerning our Audit Committee and the determination by our Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference to the information contained in our 2015 Proxy Statement under “CORPORATE GOVERNANCE” under the sub-captions “Board Committees and Charters” and “Board Committees and Charters — Audit Committee.”
Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2015 Proxy Statement under “CORPORATE GOVERNANCE” under the sub-caption “Board Committees and Charters — Nominating and Corporate Governance Committee.”
Our Board of Directors has adopted a Code of Conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and controller. The Code of Conduct is available at our website www.bobevans.com in the “Investors” section under “Corporate Governance.” To receive a copy of the Code of Conduct at no cost, contact our Human Resources Department at (877) 789-2623 or (800) 272-7675. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

Set forth below is a list of our directors, and their principal occupations, as of June 1, 2015:

Name	Principal Occupation
Douglas N. Benham	President and Chief Executive Officer of DNB Advisors, LLC, a restaurant industry consulting firm since 2006
Charles M. Elson	Edgar S. Woolard, Jr. Chair in Corporate Governance and Director of the John L. Weinberg Center for Corporate Governance at the University of Delaware since 2000
Michael J. Gasser	Executive Chairman of the Board of Greif, Inc., a manufacturer of shipping containers and containerboard, Delaware, Ohio
Mary Kay Haben	Retired; President of North America for the Wm. Wrigley Jr. Company, a leading confectionery company Chicago, Illinois
David W. Head	President and Chief Executive Officer and Board Member of Primanti, Inc., a private equity-owned restaurant chain since 2013
Kathleen S. Lane	Former Executive Vice President and Chief Information Officer of TJX Companies, Inc., a specialty apparel retailer, Framingham, Massachusetts
Eileen A. Mallesch	Retired; Senior Vice President, Chief Financial Officer of Nationwide Property & Casualty Insurance, Nationwide Insurance, Columbus, Ohio
Larry S. McWilliams	Co-CEO of Compass Marketing, a marketing consulting firm serving a broad range of leading brands and consumer products
Kevin M. Sheehan	Professor at the School of Business at Adelphi University in New York
Michael F. Weinstein	Chairman and co-founder of INOV8 Beverage Consulting Group, LLC, a beverage consulting firm since 2012
Paul S. Williams	Partner of Major, Lindsey and Africa, a legal executive search firm, Chicago, Illinois
ITEM 11. EXECUTIVE COMPENSATION
Information regarding the compensation of our Board of Directors is incorporated by reference to the information contained in our 2015 Proxy Statement under “CORPORATE GOVERNANCE” under the sub-caption “Director Compensation for Fiscal 2015.”
Information regarding the compensation of our executive officers is incorporated by reference to the information contained in our 2015 Proxy Statement under “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT” and “EXECUTIVE COMPENSATION” (including the information appearing under the sub-captions “Summary Compensation Table for Fiscal 2015, 2014 and 2013,” “All Other Compensation Table for Fiscal 2015,” “Grants of Plan-Based Awards in Fiscal 2015,” “Outstanding Equity Awards at 2015 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2015,” “Nonqualified Deferred Compensation,” “Nonqualified Deferred Compensation Table for Fiscal 2015,” “Change in Control and Severance Program,” “Employment Agreement — Steven Davis” and “Potential Payouts upon Termination or Change-in-Control”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Certain Beneficial Owners and Management
The information required by Item 403 of Regulation S-K regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained in the 2015 Proxy Statement under “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”
Equity Compensation Plan Information
In September 2010, our stockholders approved the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”). Our stockholders further amended the 2010 Plan in August 2013 to add 2.6 million shares to the 2010 Plan for future grants. Including these approved, but unregistered shares as of April 24, 2015, there are approximately 4.1 million shares available for grant under the 2010 Plan. Currently, the 2010 Plan is the only plan under which we may issue equity securities to our directors, officers and employees. As of April 24, 2015, a number of awards were outstanding under the 2010 Plan and our previous equity plans, including:

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
The following table shows, as of April 24, 2015, the number of shares of common stock issuable upon exercise of outstanding options, the weighted-average exercise price of those options and the number of shares of common stock remaining for future issuance under the 2010 Plan, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)		(c)
	Number of Securities to be Issued Upon Exercise of Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	369,239	(1)	$31.79	(2)	3,921,241	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	369,239		$31.79		3,921,241

(1)
Includes 4,674 and 43,358 common shares issuable upon exercise of stock options granted under the 1998 and 2006 Stock Option Plans, respectively. Also includes 232,340 vested restricted stock units deferred in our Nonqualified Deferred Compensation Plans, and 88,867 unvested restricted stock units granted under the 2010 Plan.

(2)	The restricted stock units included in column (a) are not taken into account in calculating the weighted average exercise price of outstanding options

(3)
Represents shares available for issuance under the 2010 Plan, including 940,495 shares that were made available for issuance under the 2010 Plan when the 1992 Stock Option Plan, 1993 LTIP, the 1998 Stock Option Plan, and the 2006 Plan were terminated, as well as shares that became available for issuance under the 2010 Plan when outstanding awards under the 1992 Stock Option Plan, 1993 LTIP, the 1998 Stock Option Plan and the 2006 Plan expired or were otherwise forfeited. This also includes the 2.6 million approved, but unregistered shares available for grant. Shares available for future issuance under the 2010 Plan may be granted in the form of incentive stock options, nonqualified stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights or whole shares. The Company’s practice for at least the past four years is to issue only restricted stock and restricted stock units. For fungible “full” value awards, such as the grant of a share of restricted stock, 2.63 shares will be deducted from the total number of authorized shares for the Equity and Cash Incentive Plan. In the case of a grant of a stock option or SAR, the share ratio is 1-to-1, so one share will be deducted from the total number of authorized shares for the Equity and Cash Incentive Plan. This reflects the different values of these types of grants.

In addition, as of April 24, 2015, there were 244,816 shares of unvested restricted stock awards and restricted stock units outstanding, consisting of 7,933 shares granted under the 1993 LTIP, 47,756 shares granted under the 2006 Plan, and 189,127 shares granted under the 2010 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the 2015 Proxy Statement under the captions “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE” under the sub-caption “Director Independence” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the 2015 Proxy Statement under “PROPOSAL [4]: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” under the captions “Preapproval of Services Performed by the Independent Registered Public Accounting Firm” and “Fees of the Independent Registered Public Accounting Firm” is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of Bob Evans Farms, Inc. and subsidiaries are filed as part of this Annual Report on Form 10-K under Item 8 hereof:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at April 24, 2015, and April 25, 2014

•	Consolidated Statements of Net Income for the fiscal years ended April 24, 2015, April 25, 2014, and April 26, 2013

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 24, 2015, April 25, 2014, and April 26, 2013

•	Consolidated Statements of Cash Flows for the fiscal years ended April 24, 2015, April 25, 2014, and April 26, 2013

•	Notes to Consolidated Financial Statements
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

BOB EVANS FARMS, INC.

Date: June 19, 2015	By:	/s/ Mark E. Hood
Mark E. Hood Office of the Chief Executive Officer, Chief Financial Officer

Date: June 19, 2015	By:	/s/ Sylvester J. Johnson
Sylvester J. Johnson Senior Vice President, Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Hood	Office of the Chief Executive Officer, Chief Financial Officer (Principal Financial Officer)	June 19, 2015
Mark E. Hood
/s/ J. Michael Townsley	Office of the Chief Executive Officer	June 19, 2015
J. Michael Townsley
/s/ Sylvester J. Johnson	Senior Vice President, Chief Accounting Officer and Controller (Principal Financial Officer)	June 19, 2015
Sylvester J. Johnson
*		June 19, 2015
Douglas N. Benham	Director
*		June 19, 2015
Charles M. Elson	Director
*		June 19, 2015
Michael J. Gasser	Director
*		June 19, 2015
Mary Kay Haben	Director
*		June 19, 2015
David W. Head	Director
*		June 19, 2015
Kathleen S. Lane	Director
*		June 19, 2015
Eileen A. Mallesch	Director
*		June 19, 2015
Larry S. McWilliams	Director
*		June 19, 2015
Kevin M. Sheehan	Director
*		June 19, 2015
Michael F. Weinstein	Director
*		June 19, 2015
Paul S. Williams	Director

* By Kevin C. O’Neil pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

/s/ Kevin C. O’Neil
Kevin C. O’Neil Vice President, Assoc. General Counsel and Asst. Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description	Location
Certificate and By-Laws
3.1
Amended and Restated Certificate of Incorporation of company reflecting amendments through Aug. 20, 2014. [This document represents the Company’s Certificate of Incorporation in restated format incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]

Incorporated herein by reference to Exhibit 3.1 to Bob Evans Farms, Inc.’s Annual Report on Form 8-K filed September 3, 2014 (File No. 0-1667)
3.2	Amended and Restated By-Laws of Bob Evans Farms, Inc. (Effective August 20, 2014)	Incorporated herein by reference to Exhibit 3.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 3, 2014 (File No. 0-1667)
Revolving Credit Facility
4.1
$750,000,000 Revolving Credit Facility Amended and Restated Credit Agreement effective January 2, 2014 among Bob Evans Farms, LLC, as borrower; Bob Evans Farms, Inc. and its wholly-owned subsidiary, BEF Foods, Inc., as guarantors; PNC Bank, National Association, as administrative agent, and the other Lends party thereto

Incorporated herein by reference to Exhibit 4.1 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 24, 2014 filed March 4, 2014 (File No. 0-1667)
4.2
First Amendment to Amended and Restated Credit Agreement dated as of July 23, 2014 among Bob Evans Farms, LLC, as borrower; Bob Evans Farms, Inc. and its wholly-owned subsidiary, BEF Foods, Inc., as guarantors; PNC Bank, National Association, as administrative agent, and the other Lends party thereto

Incorporated herein by reference to Exhibit 4.2 to Bob Evans Farms, Inc.’s Form 8-K filed July 24, 2014 (File No. 0-1667)
4.3
Second Amendment to Amended and Restated Credit Agreement dated as of May 11, 2015 among Bob Evans Farms, LLC, as borrower; Bob Evans Farms, Inc. and its wholly-owned subsidiary, BEF Foods, Inc., as guarantors; PNC Bank, National Association, as administrative agent, and the other Lends party thereto

Filed herewith
Amended and Restated Employment Agreement
*10.1	Third Amended and Restated Employment Agreement dated July 9, 2013, with Steven A. Davis	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Form 8-K filed July 15, 2013 (File No. 0-1667)
Offer Letter
*10.2	Offer Letter dated June 20, 2014 with Mark E. Hood	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Form 8-K filed June 23, 2014 (File No. 0-1667)
Director and Officer Indemnification Agreement
*10.3	Bob Evans Farms, Inc. Form of Director and Officer Indemnification Agreement	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2013 (File No. 0-1667)
Officer Confidentiality and Non-Compete Plan
*10.4	Amended and Restated Bob Evans Farms, Inc. Form of Executive Officer Confidentiality and Non-Compete Plan	Filed herewith
Executive Deferral Program
*10.5	Bob Evans Farms, Inc. and Affiliates Fourth Amended and Restated Executive Deferral Program	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 2, 2010 (File No. 0-1667)
Third Amended and Restated Supplemental Executive Retirement Plan

Exhibit Number	Description	Location
*10.6	Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10.7	First Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended July 24, 2009 (File No. 0-1667)
*10.8	Second Amendment to the Bob Evans Farms, Inc. and Affiliates Third Amended and Restated Supplemental Executive Retirement Plan (effective as of August 24, 2010)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended July 30, 2010 (File No. 0-1667)
Director Medical Reimbursement Program
*10.9	Bob Evans Farms, Inc. Director Medical Reimbursement Program effective as of January 1, 2008	Incorporated herein by reference to Exhibit 10.15 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 23, 2009 (File No. 0-1667)
Executive Compensation Recoupment Policy
*10.10	Bob Evans Farms, Inc. Amended and Restated Executive Compensation Recoupment Policy	Filed herewith
2010 Director Deferral Program
*10.11	Bob Evans Farms, Inc. 2010 Director Deferral Program effective May 26, 2010	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 2, 2010 (File No. 0-1667)
2006 Equity and Cash Incentive Plan
*10.12	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 14, 2006 (File No. 0-1667)
*10.13	Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10.14	First Amendment to the Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.13 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 23, 2009 (File No. 0-1667)
*10.15	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Incentive Stock Option Award Agreement (For Employees -Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10.16	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Nonqualified Stock Option Award Agreement (For Employees -Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10.17	Form of Bob Evans Farms, Inc. 2006 Annual Bonus Award Agreement (For Employees)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10.18	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees - Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10.19	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Employees - Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)

Exhibit Number	Description	Location
*10.20	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees - General)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10.21	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Cash Based Award Agreement (For Employees - Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K/A dated June 15, 2007 (File No. 0-1667)
2010 Equity and Cash Incentive Plan
*10.22	Bob Evans Farms, Inc. Amended and Restated 2010 Equity And Cash Incentive Plan, Amended and Restated Effective August 21, 2013	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.'s Form 8-K filed August 23, 2013 (File No. 0-1667)
*10.23	Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Directors)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Form S-8 Registration Statement filed September 13, 2010 (333-169350) (File No. 0-1667)
*10.24	Form of Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan Restricted Stock and Restricted Stock Unit Award Agreement (For Employees)	Incorporated herein by reference to Exhibit 10.70 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 2011 (File No. 0-1667)
Severance Agreement and General Release
*10.25	Severance Agreement and General Release dated January 27, 2015 with Steven A. Davis	Filed herewith
Other Items
21	Subsidiaries of Bob Evans Farms, Inc.	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.2	Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.3	Section 1350 Certification (Principal Financial Officer)	Filed herewith
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation	**
Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase	**
Document
101.PRE	XBRL Taxonomy Presentation Linkbase	**
Document
101.DEF	XBRL Taxonomy Extension Definition	**
Linkbase Document

*	Denotes management contract or compensatory plan or agreement.

Exhibit Number	Description	Location
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be furnished and not filed herewith.