Form 10-Q
period 2015-07-24
BOB EVANS FARMS INC
filed 2015-09-02
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 24, 2015
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
(Registrant’s telephone number, including area code): (614) 491-2225
Not applicable
(Former name, former address and formal fiscal year, if changed since last report):
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
As of August 28, 2015, the registrant had 22,369,395 shares of its common stock, $.01 par value, outstanding.

BOB EVANS FARMS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOB EVANS FARMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	Unaudited July 24, 2015	April 24, 2015
Assets
Current Assets
Cash and equivalents	$6,064	$6,358
Accounts receivable, net	25,436	26,100
Inventories	26,715	24,620
Deferred income taxes	16,117	16,117
Federal and state income taxes receivable	14,766	23,722
Prepaid expenses and other current assets	6,083	5,035
Current assets held for sale	21,371	22,243
Total Current Assets	116,552	124,195
Property, Plant and Equipment	1,598,566	1,588,966
Less accumulated depreciation	776,541	757,488
Net Property, Plant and Equipment	822,025	831,478
Other Assets
Deposits and other	5,144	3,756
Notes receivable	19,154	18,544
Rabbi trust assets	32,133	32,302
Goodwill and other intangible assets	19,947	19,986
Non-current deferred tax assets	2,326	2,326
Total Other Assets	78,704	76,914
Total Assets	$1,017,281	$1,032,587
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$413	$409
Accounts payable	37,745	30,019
Accrued property, plant and equipment purchases	3,241	4,820
Accrued non-income taxes	15,513	14,951
Accrued wages and related liabilities	22,478	34,529
Self-insurance reserves	21,292	18,900
Deferred gift card revenue	12,529	13,714
Current reserve for uncertain tax provision	1,594	1,594
Other accrued expenses	42,854	34,156
Total Current Liabilities	157,659	153,092
Long-Term Liabilities
Deferred compensation	19,653	22,481
Reserve for uncertain tax positions	2,746	2,767
Deferred income taxes	17,825	17,825
Deferred rent and other	5,826	5,755
Credit facility borrowings and other long term debt	490,644	450,676
Total Long-Term Liabilities	536,694	499,504
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000 shares; issued 42,638 shares at July 24, 2015, and April 24, 2015	426	426
Capital in excess of par value	238,714	235,958
Retained earnings	833,490	836,362
Treasury stock, 20,286 shares at July 24, 2015, and 19,231 shares at April 24, 2015, at cost	(749,702)	(692,755)
Total Stockholders’ Equity	322,928	379,991
Total Liabilities and Stockholders' Equity	$1,017,281	$1,032,587
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME
UNAUDITED
(in thousands, except per share amounts)

	Three Months Ended
	July 24, 2015	July 25, 2014
Net Sales	$321,713	$326,341
Cost of sales	96,322	114,168
Operating wage and fringe benefit expenses	104,959	104,429
Other operating expenses	51,589	53,714
Selling, general and administrative expenses	40,428	32,416
Depreciation and amortization expense	20,153	19,973
Impairments	—	1,577
Operating Income	8,262	64
Net interest expense	2,606	1,616
Income (Loss) Before Income Taxes	5,656	(1,552)
Provision (Benefit) for income taxes	1,376	(536)
Net Income (Loss)	$4,280	$(1,016)
Earnings Per Share — Net Income (Loss)
Basic	$0.19	$(0.04)
Diluted	$0.19	$(0.04)

Cash Dividends Paid Per Share	$0.31	$0.31

Weighted Average Shares Outstanding
Basic	22,733	23,535
Dilutive shares	148	—
Diluted	22,881	23,535
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Three Months Ended
	July 24, 2015	July 25, 2014
Operating activities:
Net income (Loss)	$4,280	$(1,016)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,153	19,973
Impairments	—	1,577
Gain on disposal of fixed assets	(701)	(139)
Loss (Gain) on long-term investments	169	(958)
(Gain) Loss on deferred compensation	(138)	1,452
Share based compensation	2,048	850
Accretion on long-term note receivable	(499)	(445)
Amortization of deferred financing costs	418	147
Cash provided by (used for) assets and liabilities:
Accounts receivable	664	1,842
Inventories	(2,095)	1,788
Prepaid expenses and other current assets	(1,048)	(1,949)
Accounts payable	7,726	(423)
Federal and state income taxes	8,935	3,615
Accrued wages and related liabilities	(7,160)	(2,413)
Self-insurance	2,392	(507)
Accrued non-income taxes	562	(405)
Deferred revenue	(1,185)	(1,231)
Other assets and liabilities	5,624	(2,499)
Net cash provided by operating activities	40,145	19,259
Investing activities:
Purchase of property, plant and equipment	(12,264)	(16,702)
Proceeds from sale of property, plant and equipment	1,597	338
Deposits and other	(98)	(243)
Net cash used in investing activities	(10,765)	(16,607)
Financing activities:
Cash dividends paid	(7,028)	(7,224)
Gross proceeds from credit facility borrowings and other long-term debt	170,739	97,159
Gross repayments of credit facility borrowings and other long-term debt	(130,768)	(94,288)
Payments of debt issuance costs	(1,705)	(1,279)
Purchase of treasury stock	(60,564)	—
Proceeds from share-based compensation	165	197
Cash paid for taxes on share-based compensation	(617)	(1,675)
Excess tax benefits from stock-based compensation	104	257
Net cash used in financing activities	(29,674)	(6,853)
Net decrease in cash and equivalents	(294)	(4,201)
Cash and equivalents at the beginning of the period	6,358	7,826
Cash and equivalents at the end of the period	$6,064	$3,625
The accompanying notes are an integral part of the financial statements.

BOB EVANS FARMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies
Unaudited Consolidated Financial Statements: The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by U.S. generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. No significant changes have occurred in the financial disclosures made in our Form 10-K for the fiscal year ended April 24, 2015 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements). Throughout the Unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements, dollars are in thousands, except share amounts.
Description of Business: As of July 24, 2015, we owned and operated 549 full-service Bob Evans Restaurants in 19 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. In the BEF Foods segment we produce and distribute pork sausage and a variety of complementary home-style convenience food items under the Bob Evans, Owens and Country Creek brand names. These food products are delivered to our customers throughout the United States and Canada. We also manufacture and sell similar products to food-service accounts, including Bob Evans Restaurants and other restaurants and food sellers.
Reporting Segments: We have two reporting segments: Bob Evans Restaurants and BEF Foods. The revenues from these two segments include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements. Operating income represents earnings before interest and income taxes. Certain costs related to corporate and other functions are not allocated to our reporting segments. Prior to the first quarter of fiscal 2016, we allocated these costs to our reporting segments. This change in reporting was made to present our results in line with the changes made during the first quarter in how management measures results of operations and allocates resources. We have adjusted the prior year amounts to reflect this change in presentation. See Note 9 for detailed segment information.
Revenue Recognition: Revenue in the Bob Evans Restaurants segment is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. Our gift cards do not have expiration dates or inactivity fees. Revenue in the BEF Foods segment is recognized when products are received by our customers. All revenue is presented net of sales tax collections.
In addition, we recognize income on unredeemed gift cards (“gift card breakage”) based on historical redemption patterns, referred to as the redemption recognition method. Gift card breakage is recognized proportionately over the period of redemption in net sales in the Consolidated Statements of Net Income. The liability for unredeemed gift cards is included in deferred revenue on the Consolidated Balance Sheets, and was $12,529 and $13,714 at July 24, 2015, and April 24, 2015, respectively.
Promotional (Trade) Spending: We engage in promotional (sales incentive / trade spend) programs in the form of promotional discounts and coupons at Bob Evans Restaurants, and “off-invoice” deductions, billbacks, and cooperative advertising at BEF Foods. Costs associated with these programs are classified as a reduction of gross sales in the period in which the sale occurs. Promotional spending at Bob Evans Restaurants, primarily comprised of discounts taken on dine in sales, was $8,749 and $16,535 for the three months ended July 24, 2015, and July 25, 2014, respectively. Promotional spending at BEF Foods, primarily comprised of off invoice deductions and billbacks, was $14,753 and $8,680 for the three months ended July 24, 2015, and July 25, 2014, respectively.
Shipping and Handling costs: Expenditures related to shipping our BEF Foods products to our customers are expensed when incurred. Shipping and handling costs were $3,869 and $4,318 for the three months ended July 24, 2015 and July 25, 2014, respectively, and are recorded in the other operating expenses line of the Consolidated Statements of Net Income.
Accounts Receivable: Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. Accounts receivable for Bob Evans Restaurants consist primarily of credit card receivables, while accounts receivable for BEF Foods consist primarily of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us were to occur, the recoverability of amounts due to us could change by a material amount. We had allowance for doubtful accounts of $325 and $542 as of July 24, 2015, and April 24, 2015, respectively. Accounts receivable was reduced by $4,226 and $3,671 as of July 24, 2015, and April 24, 2015, respectively, related to promotional incentives that reduce what is owed to the Company from certain BEF Foods customers.

Notes Receivable: As a result of the sale of Mimi’s Café to Le Duff America, Inc. ("Le Duff"), we received a Promissory Note ("the Note") for $30,000. The Note has an annual interest rate of 1.5%, a term of seven years and a principal and interest payment due date of February 2020. Partial prepayments are required prior to maturity if the buyer reaches certain levels of EBITDA during specified periods. Our right to repayment under the Note is subordinated to third party lenders as well as other funding that may be provided by the parent company. In the event of a sale or liquidation of the Mimi’s Café restaurant chain or the entity that owns it by its parent company, our right to repayment may be subordinated to payments owed to the parent company and / or potentially reduced based on the funds available for repayment. The note was originally valued using a discounted cash flow model. The Company recognized accretion income on the Note of $499 and $445 for the three months ended July 24, 2015, and July 25, 2014, respectively. These gains are reflected within the Net Interest Expense caption of the Consolidated Statements of Net Income.

Inventories: We value our Bob Evans Restaurants inventories at the lower of first-in, first-out cost (“FIFO”) or market and our BEF Foods inventories at an average cost method which approximates a FIFO basis due to the perishable nature of that inventory. Inventory includes raw materials and supplies ($14,698 at July 24, 2015, and $12,898 at April 24, 2015) and finished goods ($12,017 at July 24, 2015, and $11,722 at April 24, 2015).
Property, Plant and Equipment: Property, plant and equipment is recorded at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to fiscal 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (5 to 50 years) and machinery and equipment (3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the initial lease terms. Total depreciation expense was $20,114 and $19,934 in the three months ended July 24, 2015, and July 25, 2014, respectively.
During the three months ended July 24, 2015, we capitalized internal labor costs of $553, primarily for our enterprise resource planning system ("ERP") and other IT projects. During the three months ended July 25, 2014, we capitalized internal labor costs of $906, which includes $574 of capitalized costs for ERP and $332 for new restaurant construction. The first phase of our ERP system was put in service on April 25, 2015, and has an expected useful life of 10 years.
We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstance indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair values of the assets. See Note 5 for further information. Assets for 18 Bob Evans Restaurants' nonoperating locations and our former Richardson, Texas, plant location totaling $21,371 are classified as current assets held for sale in the Consolidated Balance Sheet as of July 24, 2015.
Rabbi Trust Assets: The rabbi trust assets line on the Consolidated Balance Sheets is comprised entirely of assets held under Company sponsored deferred compensation and supplemental retirement plans and represents the cash surrender value of company-owned life insurance policies. These life insurance policies are intended to be used as a source of funds to match respective funding obligations in our non-qualified deferred compensation plans. The cash surrender value of company owned life insurance policies totaled $32,133 and $32,302 as of July 24, 2015, and April 24, 2015, respectively, and are restricted to their use as noted above. The cash receipts and payments related to these company-owned life insurance proceeds are included in cash flows from operating activities on the Consolidated Statements of Cash Flows and changes in the cash surrender value for these assets are reflected within the selling, general, and administrative ("S,G&A") line in the Consolidated Statements of Net Income.
Goodwill and Other Intangible Assets: Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $19,634 as of July 24, 2015, and April 24, 2015. Other intangible assets were $313 and $352 as of July 24, 2015, and April 24, 2015, respectively. The goodwill and other intangible assets are related to the BEF Foods segment. Other intangible assets represents definite-lived non-compete agreements that are amortized on a straight-line basis over the estimated economic life of five years. Goodwill is tested for impairment during the fourth quarter each year, or on a more frequent basis when indicators of impairment exist.

Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. We perform our impairment test using a combination of income based and market based approaches. The income based approach indicates the fair value of an asset or business based on the cash flows it can be expected to generate over its remaining useful life. Under the market-based approach, fair value is determined by comparing our reporting segments to similar businesses or guideline companies whose securities are actively traded in public markets.
Earnings Per Share ("EPS"): Our basic EPS computation is based on the weighted-average number of shares of common stock outstanding during the period presented. Our diluted EPS calculation reflects the assumed vesting of restricted shares and market-based performance shares, the exercise and conversion of outstanding employee stock options and the settlement of share-based obligations recorded as liabilities on the Consolidated Balance Sheet (see Note 7 for more information), net of the impact of anti-dilutive shares.
The numerator in calculating both basic and diluted EPS for each period is reported net income. The denominator is based on the following weighted-average shares outstanding:

	Three Months Ended
(in thousands)	July 24, 2015	July 25, 2014
Basic	22,733	23,535
Dilutive shares	148	—
Diluted	22,881	23,535

In the three months ended July 24, 2015, and July 25, 2014, 205,144 and 141,980 shares of common stock, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive.
Dividends: In the three months ended July 24, 2015, and July 25, 2014, the Company paid a quarterly dividend equal to $0.31 per share on our outstanding common stock. Individuals that hold awards for unvested and outstanding restricted stock units, market-based performance share units and vested deferred stock units are entitled to receive dividend equivalent rights equal to the per-share cash dividends paid on outstanding units. Dividend equivalent rights are forfeitable until the underlying share-units from which they were derived vest. Share based dividend equivalents are recorded as a reduction to retained earnings, with an offsetting increase to capital in excess of par value. Refer to table below:

	Three Months Ended
(in thousands)	July 24, 2015	July 25, 2014
Cash dividends paid to common stock holders	$7,028	$7,224
Dividend equivalent rights	124	91
Total dividends	$7,152	$7,315

Stock-based Employee Compensation: The Stock Compensation Topic of the FASB ASC 718 ("ASC 718") requires that we measure the cost of employee services received in exchange for an equity award, such as stock options, restricted stock awards, restricted stock units and market-based performance share units, based on the estimated fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis with the exception of compensation cost related to awards for "Retirement Eligible" (as defined in the applicable plan) employees, which is recognized immediately on the grant date. Compensation cost recognized is based on the grant date fair value estimated in accordance with ASC 718. See Note 6 for more information.
Financial Instruments: The fair values of our financial instrument approximate their carrying values as of July 24, 2015, and April 24, 2015. We do not use derivative financial instruments for speculative purposes. See Note 2 for more information.
Accrued Non-Income Taxes: Accrued non-income taxes primarily represent obligations for real estate and personal property taxes, as well as sales and use taxes for Bob Evans Restaurants. Accrued non-income taxes were $15,513 and $14,951 as of July 24, 2015, and April 24, 2015, respectively.
Self-Insurance Reserves: We record estimates for certain health, workers’ compensation and general insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Self-insurance reserves were $21,292 and $18,900 as of July 24, 2015, and April 24, 2015, respectively.
Advertising Costs: Media advertising is expensed at the time the media first airs. We expense all other advertising costs as incurred. Advertising expense from continuing operations was $8,993 and $9,123 in the three months ended July 24, 2015, and July 25, 2014, respectively. Approximately 85% of advertising costs are incurred in the Bob Evans Restaurants segment. Advertising costs are classified as other operating expenses in the Consolidated Statements of Net Income.
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
We are self-insured for most casualty losses and employee health-care claims up to certain stop-loss limits per claimant. We have accounted for liabilities for casualty losses, including both reported claims and incurred but not reported claims. We have accounted for our employee health-care claims liability through a review of incurred and paid claims history. We do not believe that our calculation of casualty losses and employee health-care claims liabilities would change materially under different conditions and/or different methods.
Reclassifications: Certain prior period amounts have been reclassified or adjusted to conform to the current presentation.
We reclassified $4,318 of BEF Foods shipping and handling costs from the S,G&A line to the other operating expenses line on the Consolidated Statements of Net Income for the three months ended July 25, 2014. We believe these costs are better reflected as other operating expenses.
We reclassified $1,319 of Bob Evans Restaurants impairment charges related to impairments on long-lived assets classified as held-and-used from the S,G&A line to the impairments line on the Consolidated Statements of Net Income for the three months ended July 25, 2014. Formerly, we only separately presented impairments on assets classified as held-for-sale.
We reclassified $593 of BEF Foods advertising costs from the S,G&A line to the other operating expenses line on the Consolidated Statements of Net Income for the three months ended July 25, 2014. We believe these costs are better classified as other operating expenses rather than S,G&A. Advertising costs for both Bob Evans Restaurants and BEF Foods are now classified as other operating expenses.
These reclassifications had no impact on operating income for the three months ended July 25, 2014.
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
In April 2015, the FASB issued ASU 2015-03, to ASC 835-30 "Interest - Imputation of Interest." ASU 2015-03 will require that debt issuance costs related to a recognized term-debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. We adopted ASU 2015-03 in the first quarter of fiscal 2016. This update did not have an impact on the consolidated financial statements.
2. Debt
As of July 24, 2015, long-term debt was comprised of the outstanding balance on our Revolving Credit Facility Amended and Restated Credit Agreement ("Credit Agreement") of $487,668, a portion of a $3,000 Research and Development Investment Loan ("R&D Loan") with the State of Ohio totaling $2,529, and an interest-free loan of $1,000, due 10 years from the date of borrowing, with imputed interest, which as a result is discounted to $860. Refer to the table below:

(in thousands)	July 24, 2015	April 24, 2015
Credit Agreement borrowings (1)	$487,668	$447,599
R&D Loan (1)	2,529	2,631
Interest-free loan (1)	860	855
Total borrowings	491,057	451,085
Less current portion	(413)	(409)
Long term debt	$490,644	$450,676
(1) The Credit Agreement, R&D Loan and Interest-free loan mature in fiscal 2019, 2021, and 2022, respectively

On January 2, 2014, we entered into the $750,000 Credit Agreement. The Credit Agreement represents a syndicated secured revolving credit facility under which up to $750,000 will be available, with a letter of credit sub-facility of $50,000, and an accordion option to increase the revolving credit commitment to $1,050,000. It is secured by the stock pledges of certain material subsidiaries. This Credit Agreement replaced our existing variable-rate revolving credit facility. Borrowings under the Credit Agreement bear interest, at Borrower’s option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 1.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.0%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. We incurred financing costs of $2,064 associated with this refinancing, which along with previous unamortized debt financing costs of $760 are being amortized over the remaining term of the agreement.
In the first quarter of fiscal 2015, we entered into a First Amendment to the Credit Agreement dated July 23, 2014. The terms of the Credit Agreement that were amended related to: (a) an increase to the Maximum Leverage Ratio for the period starting July 25, 2014, through July 22, 2016, (b) certain restricted payment requirements related to share repurchases, and (c) an update to the Pricing Grid, which determines variable pricing and fees, to reflect changes in the allowable Maximum Leverage Ratio. We incurred financing costs of $1,279 associated with this amendment, which are being amortized using the straight line method, which approximates the effective interest method.
In the first quarter of fiscal 2016, we entered into a Second Amendment to the Credit Agreement dated May 11, 2015. and an effective date of April 24, 2015. The terms of the Credit Agreement were amended related to: (a) an increase to the Maximum Leverage Ratio for the period starting April 24, 2015, through the remaining term of the agreement, (b) a change in the restrictions related to payments for share repurchases, and (c) a change in the definition of the LIBOR and Daily LIBOR rates that are used to calculate interest on outstanding borrowings. We incurred and paid fees of $1,705 associated with this amendment, which will be amortized over the remaining term of the Credit Agreement using the straight line method, which approximates the effective interest method.
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our Credit Agreement contains financial covenants that require us to maintain a specified minimum coverage ratio and maximum leverage ratio at July 24, 2015, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.50 to 1.00. As of July 24, 2015, our minimum coverage ratio was 12.42, and our leverage ratio was 3.22, as defined in our Credit Agreement. A breach of any of these covenants could result in a default under our Credit Agreement in which all amounts under our Credit Agreement may become immediately due and payable and commitments under the Credit Agreement to extend further credit, terminated. We were in compliance with the financial covenant requirements of our Credit Agreement as of July 24, 2015. The Credit Agreement also allows for the incurrence of additional indebtedness of up to $300,000, a sale leaseback of our real estate of up to $100,000, and mortgage indebtedness on our corporate headquarters of up to $50,000.

Our effective interest rate for the Credit Agreement was 2.21% and 1.66% for the three months ended July 24, 2015, and July 25, 2014, respectively.
As of July 24, 2015, we had outstanding letters of credit that totaled approximately $12,419, of which $12,118 is utilized as part of the total amount available under our Credit Agreement. The letters of credit are used primarily to satisfy insurance-related collateral requirements.
As of July 24, 2015, we had $487,668 outstanding on the Credit Agreement. The primary purposes of the Credit Agreement is to fund working capital, capital expenditures, stock repurchases, joint ventures and acquisitions and other general corporate purposes as well as for trade and standby letters of credit. A one percent increase in the benchmark rate used for our Credit Agreement would increase our annual interest expense by approximately $4,944 assuming the $487,668 outstanding at the end of the first quarter of fiscal 2016 was outstanding for the entire year.
3. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was 24.3% for the three months ended July 24, 2015, as compared to a 34.5% benefit for the corresponding period a year ago. The decrease in tax rate for the three months ended July 24, 2015, was driven primarily by discrete items booked in the first quarter related to interest received on refunds from amended tax returns filed, uncertain tax positions and equity compensation, plus the impact of yearly variances in the forecasted annual rate related to wage credits, officers' life insurance and the domestic production activities deduction.
4. Restructuring and Severance Charges
In fiscal 2013 we began a strategic organizational realignment including a closure of production facilities and a reduction of personnel at Bob Evans Restaurants, BEF Foods and at our corporate headquarters, as part of our comprehensive plan to reduce S,G&A expenses. In the second quarter of fiscal 2014, we closed our BEF Foods production plant in Richardson, Texas, and in the third quarter of fiscal 2014, we closed our BEF Foods production plants in Springfield and Bidwell, Ohio. The actions to close these food production facilities was intended to increase efficiency by consolidating production to our high capacity food production facility in Sulphur Springs, Texas. In the fourth quarter of fiscal 2014 we recorded charges related to a reduction of personnel at our corporate headquarters. In the fourth quarter of fiscal 2015 our Board of Directors approved management's plan to further reduce headcount as part of the overall S,G&A cost reduction initiative. Additionally in the fourth quarter of fiscal 2015 the Board of Directors approved, and management committed to, a plan to close 16 owned and four leased under-performing restaurants in fiscal 2016. We believe these closures will strengthen our restaurant portfolio by improving overall returns and freeing up resources for other uses. As of July 24, 2015, we closed 18 of these under-performing restaurants, and we expect to close the remaining two by the end of fiscal 2016.
We recorded $128 of pretax restructuring charges in the three months ended July 24, 2015, compared to $950 in the corresponding period last year. These costs, reflected primarily in S,G&A, relate to the organizational realignments discussed above.
Liabilities as of July 24, 2015, include $1,021 relating to corporate severance charges primarily recorded in the fourth quarter of fiscal 2015, $289 recorded to BEF Foods for remaining payments related to our plant consolidation activities and $130 recorded to Bob Evans Restaurants for severance charges related to restaurant closures.
See tables below for detail of restructuring activity for the three months ended July 24, 2015 and July 24, 2015, respectively:

(in thousands)	Bob Evans Restaurants	BEF Foods	Corporate and Other	Total
Balance, April 24, 2015	$1,105	$481	$2,040	$3,626
Restructuring and related severance charges incurred	100	28	—	128
Amounts paid	(1,075)	(216)	(945)	(2,236)
Adjustments	—	(4)	(74)	(78)
Balance, July 24, 2015	$130	$289	$1,021	$1,440

(in thousands)	Bob Evans Restaurants	BEF Foods	Corporate and Other	Total
Balance, April 25, 2014	$—	$553	$674	$1,227
Restructuring and related severance charges incurred	—	528	422	950
Amounts paid	—	(415)	(314)	(729)
Balance, July 25, 2014	$—	$666	$782	$1,448
5. Impairments
We measure certain assets and liabilities at fair value on a nonrecurring basis, including, long-lived assets that have been reduced to fair value when they are held for sale and long-lived assets that are written down to fair value when they are impaired.
We evaluate the carrying amount of long-lived assets held and used in the business periodically, and when facts and circumstances indicate that an impairment may exist. The carrying amount of a long-lived asset group is considered impaired when the carrying value of the asset group exceeds its fair value. The impairment loss recognized is the excess of carrying value above its fair value. The estimation of fair value requires significant judgment regarding future restaurant performance and market-based real estate appraisals. To estimate fair value for locations where we own the land and building, we obtain appraisals from third party real estate valuation firms based on sales of comparable properties in the same area as our restaurant location, which approximates fair value. We use discounted future cash flows to estimate fair value for long-lived assets for our leased locations. Our weighted average cost of capital is used as the discount rate in our fair value measurements for leased locations, which is considered a Level 3 measurement. A reasonable change in this discount rate would not have a significant impact on these fair value measurements.
No impairments were recorded in the three months ended July 24, 2015. In the three months ended July 25, 2014, we recorded impairment charges of $1,577, a result of adverse performance in the first quarter of fiscal 2015 and a reassessment of expected future cash flows at five operating and one nonoperating restaurant location.
The following table represents impairments for those assets remeasured to fair value during the three months ended July 24, 2015, and the corresponding period last year.

	Three Months Ended
(in thousands)	July 24, 2015	July 25, 2014
Bob Evans Restaurants
Assets held and used	$—	$1,319	(1)
Assets held for sale	—	258	(2)
Total Impairments	$—	$1,577
(1)    Relates to five operating locations
(2)    Relates to one nonoperating location

6. Stock-Based Compensation
At July 24, 2015, there were equity awards outstanding under the Amended and Restated Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”), as well as previous equity plans adopted in 2006, 1998 and 1993. The types of awards that may be granted under the 2010 Plan include: stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), cash incentive awards, performance share units ("PSUs"), and other awards. During the three months ended July 24, 2015, the Company granted approximately 67,000 RSAs and RSUs, and 70,000 PSUs under the 2010 Plan. The PSUs have market-based vesting conditions. Under awards made to date under the 2010 Plan, RSAs and RSUs vest ratably, primarily over three years for employees, and one year for nonemployee directors of the Company. The

PSUs awarded in the first quarter of fiscal 2016 vest at the end of a three-year performance period if they achieve the market-based vesting conditions. During the three month period ending July 25, 2014, we granted approximately 14,000 RSAs and RSUs under the 2010 Plan.
Stock-based compensation expense, included primarily within the S,G&A line on the Consolidated Statements of Net Income, was $2,048 and $850 for the three months ended July 24, 2015, and July 25, 2014, respectively.
7. Other Compensation Plans

We have a 401(k) retirement savings plan that is available to substantially all employees who have at least 1,000 hours of service. We also have nonqualified deferred compensation plans, the Bob Evans Farms, Inc. Executive Deferral Plan ("BEEDP") and Bob Evans Farms, Inc. Director Deferral Plan ("BEDDP"), which provides certain executives and members of the Board of Directors, respectively, the opportunity to defer a portion of their current income to future years. A third party manages the investments directed by the employees and board members who participate in the plan. Gains and losses related to investment results of these deferrals are recorded within the S,G&A line in the Consolidated Statements of Net Income.
Obligations to participants who defer equity compensation through our deferral plans are satisfied only in company common stock. There is no change in the vesting term for equity awards that are deferred into these plans. Obligations related to these deferred equity awards are treated as "Plan A" instruments, as defined by ASC 710. These obligations are classified as equity instruments within the Capital in excess of par value line of the Consolidated Balance Sheets. No subsequent changes in fair value are recognized in the Consolidated Financial Statements for these instruments. Participants earn share-based dividend equivalents in an amount equal to the value of per-share dividends paid to holders of our common stock. These dividends accumulate into additional shares of common stock, and are recorded through retained earnings in the period in which dividends are paid. Deferred shares that vest are included in the denominator of basic and diluted EPS in accordance with ASC 260 - Earnings per Share. The dilutive impact of unvested, deferred stock awards is included in the denominator of our diluted EPS calculation. Refer to Note 6 for additional information on stock-based compensation.
Participants who defer cash compensation into our deferral plans have a range of investment options, one of which is company stock. Obligations for participants who choose this investment election are satisfied only in shares of company stock, while all other obligations are satisfied in cash. These share-based obligations are treated as "Plan B" instruments, as defined by ASC 710. These deferred compensation obligations are recorded as liabilities on the Consolidated Balance Sheets, in the Deferred compensation line. We record compensation cost for subsequent changes in fair value of these obligations. Participants earn share-based dividend equivalents in an amount equal to the value of per-share dividends paid to holders of our common stock. These dividends accumulate into additional shares of common stock, and are recorded as compensation cost in the period in which the dividends are paid. The dilutive impact of these shares is included in the denominator of our diluted EPS calculation.
The Supplemental Executive Retirement Plan ("SERP") provides awards to a limited number of executives in the form of nonqualified deferred cash compensation. Gains and losses related to these benefits and the related investment results are recorded within the S,G&A caption in the consolidated statements of net income. The SERP is frozen and no further persons can be added as participants and funding was reduced to a nominal amount per year.
Deferred compensation liabilities expected to be satisfied within the next 12 months are classified as current liabilities within the Accrued wages and other liabilities line of the Consolidated Balance Sheets. Our deferred compensation liabilities as of July 24, 2015, and April 24, 2015 consisted of the following:

(in thousands)	July 24, 2015	April 24, 2015
Liability for deferred cash obligations in BEEDP and BEDDP Plans	$14,338	$17,904
Liability for deferred cash obligations in SERP plan	8,435	9,198
Liability for deferred share-based obligations in BEEDP and BEDDP Plans	774	2,676
Other noncurrent compensation arrangements	648	958
Total deferred compensation liabilities	24,195	30,736
Less current portion	(4,542)	(8,255)
Noncurrent deferred compensation liabilities	$19,653	$22,481
8. Commitments and Contingencies
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
Class Action Litigation: In August 2012, a former Bob Evans Restaurant employee filed an action against the Company in the United States District Court for the Southern District of Ohio, styled David Snodgrass v. Bob Evans Farms, LLC, Case No. 2:12-cvg-00768 (“Snodgrass”). The lead plaintiff alleged that the Company violated the Fair Labor Standards Act by misclassifying assistant managers as exempt employees and failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The plaintiff seeks an unspecified amount of alleged back wages, liquidated damages, statutory damages and attorneys’ fees. The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers employed at Bob Evans Restaurants between August 2009 and present. In December 2013, the Court in Snodgrass granted conditional certification of those assistant managers that elected to opt-in to the collective action.
In May, 2014, the same plaintiffs’ counsel in the Snodgrass matter filed essentially duplicative claims under the overtime laws of the State of Ohio and Commonwealth of Pennsylvania, styled Utterback v. Bob Evans Farms, LLC Case No. CV14826909 in the Court of Common Pleas of Cuyahoga County, Ohio (“Utterback”) and Mackin v. Bob Evans Farms, LLC Case No. 2:14-cv-450 in the United States District Court for the Southern District of Ohio (“Mackin”), respectively. Neither the Utterback nor Mackin proceedings have been certified for class status at this time.
In June 2015 counsel for all parties attended the second mediation in the Snodgrass matter in an attempt to resolve each of the Snodgrass, Utterback and Mackin litigation matters. On July 31, 2015, the Company and counsel for the plaintiffs reached an agreement in principle to resolve all claims presented in the Snodgrass, Mackin and Utterback cases for the total sum of $16.5 million on a claims made basis.  The agreement in principle is subject to the execution of a definitive settlement agreement and court approval.
While we continue to believe that our assistant managers were properly classified as exempt from the respective Federal and State overtime requirements and that we have meritorious defenses to the claims in each of the Snodgrass, Utterback and Mackin matters, as previously reported in our Annual Report in Form 10-K for the fiscal year ended April 24, 2015, in the fourth quarter of fiscal 2015 we received an unfavorable ruling related to the Snodgrass litigation and determined a settlement of all three matters was in the best interests of the company.
In connection with the unfavorable ruling, we recorded a charge of $6 million in the fourth quarter of fiscal 2015.   As a result of the agreement in principle, we have recorded an additional charge of $10.5 million in the first quarter of fiscal 2016. This expense was recorded to the Bob Evans Restaurants segment and in the S,G&A line of the Consolidated Statements of Net Income.
Other Matters: The Division of Enforcement of the SEC is conducting a formal investigation relating to disclosures set forth in our filings on Form 8 - K and Form 10 - Q/A both filed on December 3, 2014.  Those filings  addressed  the correction of our error in the classification of our borrowings under our credit agreement as a current liability rather than as a long-term liability, as reported in our Form 10 - Q filed on August 27, 2014 (“Classification Filings”).  We are cooperating fully with the SEC in this matter.   The Company cannot predict the duration, scope or outcome of the SEC’s investigation.
9. Reporting Segments
We have two reporting segments: Bob Evans Restaurants and BEF Foods. We determine our segments on the same basis that the Company's Chief Operating Decision Maker uses to allocate resources and assess performance. We evaluate our segments based on operating income, excluding expenses and charges from corporate and other functions which we consider to be overall corporate costs, or costs not reflective of the reporting segment’s core operating businesses. This includes corporate functions such as information technology, finance, legal, human resources, supply chain and other corporate functions, and includes costs such as ongoing IT infrastructure costs, including certain costs related to our new ERP system, certain legal and professional fees, depreciation on our corporate assets and other costs. Operating income represents earnings before interest and income taxes. Prior to the first quarter of fiscal 2016, we allocated these costs to our reporting segments. This change in reporting was made to present our results in line with the changes made during the first quarter in how management measures results of operations and allocates resources. We have adjusted the prior year amounts to reflect this change in presentation.

Information on our reporting segments is summarized as follows:

	Three Months Ended
(in thousands)	July 24, 2015	July 25, 2014
Sales:
Bob Evans Restaurants	$238,669	$240,151
BEF Foods	86,048	90,796
Intersegment net sales of food products	(3,004)	(4,606)
Subtotal of BEF Foods	83,044	86,190
Total	$321,713	$326,341
Operating income (loss):
Bob Evans Restaurants	$9,796	$14,927
BEF Foods	15,851	3,045
Corporate and Other	(17,385)	(17,908)
Total	$8,262	$64
Discussion of segment results is included within Management's Discussion and Analysis of Financial Condition and Results of Operations.
10. Supplemental Cash Flow Information
Cash paid for income taxes and interest for the three months ended July 24, 2015, and July 25, 2014, is summarized as follows:

	Three Months Ended
(in thousands)	July 24, 2015	July 25, 2014
Income taxes paid	$55	$723
Income taxes refunded	(7,471)	(5,132)
Income taxes (refunded) paid, net	(7,416)	(4,409)
Interest paid	$2,738	$2,009
11. Subsequent Events
On August 19, 2015, the Board of Directors approved a quarterly cash dividend of $0.31 per share, payable on September 21, 2015, to shareholders of record at the close of business on September 7, 2015.
On August 27, 2015, the Board of Directors elected Douglas N. Benham to serve as the Chair of the Board and in the newly established position of Executive Chair of the Company, for so long as the Board has not elected a new, permanent chief executive officer of the Company, to exercise the authority and powers of the chief executive officer of the Company. He will serve as the Executive Chair for a term of two years, expiring at the Company’s 2017 Annual Meeting of Stockholders.  Mary Kay Haben, who has served as Non-Executive Chair of the Board since October 2014, was elected by the Board to serve as Lead Independent Director.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. This MD&A may contain forward-looking statements that set forth our expectations and anticipated results based on management’s plans and assumptions. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended April 24, 2015, under the heading “Item 1A. Risk Factors,” and as supplemented in our other filings with the SEC.
The following terms are the principal trademarks and registered trademarks of Bob Evans, many of which are used herein: Get in on Something Good TM, BE Express ®, BE Fit ®, BE Mail ®, BEST Bob Evans Special Touch ®, Big Farm Burgers ®, Bob Evans ®, Bob Evans Express ®, Bob Evans Oven Bake ®, Bob Evans Restaurants ®, Bob Evans Wildfire ®, Country Creek Farm ®, Discover Farm-Fresh Goodness ®, Farm-Fresh Goodness ®, Farmhouse Feast ®, Fit From the Farm ®, Kettle Creations ®, and Owens ®. Bob Evans uses additional registered trademarks and proprietary marks in its business.
As part of our Broasted Chicken® platform, we have licensed the use of the Broasted ®, Broaster Chicken ®, Genuine Broaster Chicken ®, and Broasted Chicken trademarks from The Broaster Company. Our Development Agreement provides us with limited exclusivity rights to use these licensed trademarks and proprietary Broaster equipment for a period of 10 years within the domestic family dining segment.
We have two reporting segments, Bob Evans Restaurants and BEF Foods, which is reflected in management's discussion and analysis of financial condition and result of operations. As of July 24, 2015, we owned and operated 549 full-service Bob Evans Restaurants in 19 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. In the BEF Foods segment we produce and distribute pork sausage and a variety of complementary home-style convenience food items under the Bob Evans, Owens and Country Creek brand names. These food products are delivered to our customers throughout the United States and Canada. We also manufacture and sell similar products to food-service accounts, including Bob Evans Restaurants and other restaurants and food sellers.
Effective with the first quarter of fiscal year 2016, the results of operations of our reporting segments exclude expenses from certain corporate and other functions which we consider overall corporate costs, or costs not reflective of the reporting segment’s core operating business. Prior year amounts have been adjusted to reflect the change in presentation. Refer to Note 9 for additional reporting segment information.
Bob Evans Farms, Inc. Overview

Net sales were $321.7 million in the first quarter of fiscal 2016, a decrease of $4.6 million compared to the prior year. Operating income was $8.3 million for the first quarter of fiscal 2016, an increase of $8.2 million as compared to the corresponding period last year. The increase in operating income as compared to the prior year was due to lower cost of sales of $17.8 million, lower other operating expenses of $2.1 million and lower impairment charges of $1.6 million. Offsetting these expense improvements were lower sales, higher operating wages and fringe benefit expenses of $0.5 million, higher S,G&A costs of $8.0 million and higher depreciation and amortization expenses of $0.2 million.
Pretax net income in the first quarter was $5.7 million as compared to a pretax loss of $1.6 million in the prior year. The provision for income taxes was $1.4 million in the three months ended July 24, 2015, as compared to a benefit of $0.5 million in the prior year. Earnings per diluted share was $0.19 per share in the three months ended July 24, 2015, as compared to a loss per share of $0.04 in the prior year. Refer to the sections below for analysis on our first quarter fiscal 2016 operating results as compared to the comparable prior year period.

Results: Three Months Ended July 24, 2015, as Compared to Three Months Ended July 25, 2014

	Three Months Ended
	Consolidated Results
(in thousands)	July 24, 2015		July 25, 2014
Net Sales	$321,713		$326,341
Cost of sales	96,322	29.9%	114,168	35.0%
Operating wage and fringe benefit expenses	104,959	32.6%	104,429	32.0%
Other operating expenses	51,589	16.0%	53,714	16.5%
Selling, general and administrative expenses	40,428	12.6%	32,416	9.9%
Depreciation and amortization expense	20,153	6.3%	19,973	6.1%
Impairments	—	—%	1,577	0.5%
Operating Income	$8,262	2.6%	$64	—%

	Three Months Ended
	Bob Evans Restaurants
(in thousands)	July 24, 2015		July 25, 2014
Net Sales	$238,669		$240,151
Cost of sales	61,469	25.8%	63,211	26.3%
Operating wage and fringe benefit expenses	95,465	40.0%	94,840	39.5%
Other operating expenses	39,935	16.7%	42,505	17.7%
Selling, general and administrative expenses	18,524	7.8%	8,855	3.7%
Depreciation and amortization expense	13,480	5.6%	14,236	5.9%
Impairments	—	—%	1,577	0.7%
Operating Income	$9,796	4.1%	$14,927	6.2%

	Three Months Ended
	BEF Foods				Corporate and Other
(in thousands)	July 24, 2015		July 25, 2014		July 24, 2015	July 25, 2014
Net Sales	$83,044		$86,190		$—	$—
Cost of sales	34,853	42.0%	50,957	59.1%	—	—
Operating wage and fringe benefit expenses	9,494	11.4%	9,589	11.1%	—	—
Other operating expenses	11,654	14.0%	11,209	13.0%	—	—
Selling, general and administrative expenses	6,795	8.2%	7,114	8.3%	15,109	16,447
Depreciation and amortization expense	4,397	5.3%	4,276	5.0%	2,276	1,461
Impairments	—	—%	—	—%	—	—
Operating Income	$15,851	19.1%	$3,045	3.5%	$(17,385)	$(17,908)
These tables reflect data for the three months ended July 24, 2015, compared to the three months ended July 25, 2014. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The table also includes data for our two reporting segments, Bob Evans Restaurants and BEF Foods, and unallocated corporate and other costs. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.
Sales
Consolidated net sales decreased 1.4% to $321.7 million, for the three months ended July 24, 2015, compared to $326.3 million in the corresponding period last year. The net sales decrease was comprised of a decrease of $1.5 million in Bob Evans Restaurants and $3.1 million in BEF Foods.

Bob Evans Restaurants’ net sales decreased $1.5 million, or 0.6%, for the three months ended July 24, 2015, compared to the corresponding period last year. Same-store sales declined 0.3%, primarily the result of lower dine-in volumes in our dinner day part. The impact of declining dine-in sales was partially offset by 14.2% growth in off-premises sales, which comprise approximately 14% of total restaurant net sales. Additionally there was a $0.9 million net reduction of sales driven by the impact of closing 18 restaurants in the first quarter fiscal 2016, partially offset by sales from seven restaurants that opened in the prior year.
Same-store sales computations for a given period are based on net sales of restaurants that are open for at least 18 months prior to the start of that period. Net sales of closed restaurants are excluded from the same-store sales computation in the period in which the restaurants are closed.
The following chart summarizes the restaurant openings and closings during the last five quarters for Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2016
1st quarter	567	—	18	549
Fiscal 2015
1st quarter	561	1		562
2nd quarter	562	—	—	562
3rd quarter	562	2	—	564
4th quarter	564	4	1	567
BEF Foods net sales decreased $3.1 million, or 3.7%, for the three months ended July 24, 2015, compared to the corresponding period last year. While total volumes increased slightly, the decline in net sales is primarily the result of lower net sausage pricing. Average sow costs in the first quarter of fiscal 2016 were significantly lower than the prior year, which drove a $5.6 million increase in trade promotions offered to customers, reducing our net sales and allowing us to maintain competitive position on shelf pricing. The increase in total volumes as compared to last year is a function of improving side dish and sausage volumes, offset by lower food service volumes. The following chart summarizes pounds sold by category in the three months ended July 24, 2015, and the corresponding period last year.

	Three Months Ended
(in millions)	July 24, 2015		July 25, 2014
Category
Sides	23,922	52.9%	20,404	45.2%
Sausage	10,624	23.5%	9,255	20.4%
Food Service	6,759	14.9%	11,588	25.7%
Frozen	2,241	5.0%	2,196	4.9%
Other	1,693	3.7%	1,721	3.8%
Total	45,239		45,164
Cost of Sales
Consolidated cost of sales was $96.3 million, or 29.9% of net sales, in the three months ended July 24, 2015, compared to $114.2 million, or 35.0% of net sales, in the corresponding period a year ago. The 510 basis points ("bps") decrease in the cost of sales ratio was driven by a 40 bps weighted decrease in Bob Evans Restaurants and a 470 bps weighted decrease in BEF Foods.
Bob Evans Restaurants’ cost of sales, predominantly food costs, was $61.5 million, or 25.8% of net sales, for the three months ended July 24, 2015, compared to $63.2 million, or 26.3% of net sales, in the corresponding period a year ago. Margin improvements as compared to last year were primarily driven by a $1.4 million decline in food cost rate resulting from lower discounting, favorable commodities costs and a sales mix increase of breakfast items.
BEF Foods’ cost of sales was $34.9 million, or 42.0% of net sales, in the three months ended July 24, 2015, compared to $51.0 million, or 59.1% of net sales, in the corresponding period a year ago. The decrease in cost of sales as a percentage of sales was primarily due to the $9.9 million benefit of significantly lower sow costs as compared to the prior year. Sow costs averaged $38.75 per hundredweight in the first quarter of fiscal 2016, compared to $87.87 per hundredweight in the corresponding period last year. Margins were also positively impacted by a $3.5 million impact from a higher sales mix of our higher margin side dish products and by improved production yields. The impact of lower cost of materials was partially offset by a $5.6 million increase in trade spending, primarily on sausage as a result of lower sow costs.
Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses (“operating wages”) was $105.0 million, or 32.6% of net sales, in the three months ended July 24, 2015, compared to $104.4 million, or 32.0% of net sales, in the corresponding period last year. The 60 bps increase in operating wages ratio was driven by a 60 bps weighted increase in Bob Evans Restaurants.
Bob Evans Restaurants’ operating wages were $95.5 million, or 40.0% of net sales, in the three months ended July 24, 2015, compared to $94.8 million, or 39.5% of net sales, in the corresponding period last year. The increase in operating wages as compared to the prior year was primarily the result of $2.0 million higher hourly wages due to higher wage rates, partially offset by $0.9 million reduction in hourly wages due to the closing of 18 restaurants in the first quarter, and lower employee benefit costs.
In BEF Foods, operating wages were $9.5 million, or 11.4% of net sales, for the three months ended July 24, 2015, compared to $9.6 million, or 11.1% of net sales, in the corresponding period last year. Operating wages decreased from the prior year as a result of lower production wages.
Other Operating Expenses
Consolidated other operating expenses were $51.6 million, or 16.0% of net sales, for the three months ended July 24, 2015, compared to $53.7 million, or 16.5% of net sales, in the corresponding period last year. The 50 bps decrease in other operating expenses ratio was driven by 70 bps weighted decrease in Bob Evans Restaurants and a 20 bps weighted increase from BEF Foods. The most significant components of other operating expenses are utilities, advertising costs, repairs and maintenance, restaurant supplies, BEF Foods shipping and handling, credit and gift card processing fees and non-income based taxes.
Bob Evans Restaurants’ other operating expenses were $39.9 million, or 16.7% of net sales, for the three months ended July 24, 2015, compared to $42.5 million, or 17.7% of net sales, in the corresponding period last year. The decrease in other operating expenses is primarily due to a $1.0 million reduction in restaurant occupancy costs including real estate taxes, a $0.9 million reduction in advertising costs and a $0.7 million reduction in other costs including a $0.6 million reduction in utilities.
BEF Foods’ other operating expenses were $11.7 million, or 14.0% of net sales, for the three months ended July 24, 2015, compared to $11.2 million, or 13.0% of net sales, in the corresponding period last year. The increase in the other operating expenses is primarily due to a $0.8 million increase in advertising expense, partially offset by reductions in utilities and shipping and handling costs.
Selling, General and Administrative Expenses
Consolidated S,G&A expenses were $40.4 million, or 12.6% of net sales, for the three months ended July 24, 2015, compared to $32.4 million, or 9.9% of net sales, in the corresponding period last year. The 270 bps increase in the S,G&A ratio was driven by a 270 bps weighted increase from Bob Evans Restaurants.
S,G&A expenses incurred by Bob Evans Restaurants include restaurant operations management and restaurant executive leadership. Bob Evans Restaurants' S,G&A was $18.5 million, or 7.8% of net sales, for the three months ended July 24, 2015, compared to $8.9 million, or 3.7% of net sales, in the corresponding period last year. The increase of $9.6 million is primarily due to a $10.5 million charge for a settlement in principle of a class action lawsuit in the current year as well as higher performance based compensation expense, partially offset by a decline in management wages due to cost savings initiatives.
S,G&A expenses incurred by BEF Foods include costs of our BEF Foods sales organization, and BEF Foods executive leadership. BEF Foods' S,G&A was $6.8 million, or 8.2% of net sales, for the three months ended July 24, 2015, compared to $7.1 million, or 8.3% of net sales in the corresponding period last year. The reduction in BEF Foods S,G&A is a result of lower wages due to headcount reductions as part of our cost savings initiatives.
Corporate and other costs that are not allocated to our reporting segments include information technology, finance, legal, human resources, supply chain and other corporate functions, and includes costs such as ongoing IT infrastructure costs, including certain costs related to our new ERP system, third party legal and professional fees and other costs. Corporate and other costs that are not allocated to our reporting segments were $15.1 million for the three months ended July 24, 2015, as compared to $16.4 million in the corresponding period last year. The decrease in corporate and other S,G&A was primarily the result of a $1.9 million decrease in third party legal and professional fees, incurred last year in response to shareholder activism and strengthening the Company's internal controls over financial reporting and a $1.4 million decrease in wages due to cost savings initiatives, partially offset by $1.2 million of increased costs associated with higher performance based compensation expense and $0.8 million of higher other costs including IT costs related to support of our new ERP system, which was put in service in the first quarter of fiscal 2016.
Depreciation and Amortization
Consolidated depreciation and amortization expenses (“D&A”) were $20.2 million, or 6.3% of net sales, for the three months ended July 24, 2015, compared to $20.0 million, or 6.1% of net sales, in the corresponding period last year. The 20 bps increase in the D&A ratio was driven by a weighted bps increase from BEF Foods and higher depreciation on unallocated corporate assets.
Bob Evans Restaurants’ D&A expenses were $13.5 million, or 5.6% of net sales, for the three months ended July 24, 2015, compared to $14.2 million, or 5.9% of net sales, in the corresponding period last year. The decrease was primarily driven by the impact of ceasing depreciation on stores that were closed in the first quarter of fiscal 2016 and are classified as held for sale, and the impact of assets on accelerated depreciation methods.
BEF Foods’ D&A expenses were $4.4 million, or 5.3% of net sales, for the three months ended July 24, 2015, compared to $4.3 million, or 5.0% of net sales, in the prior year period. The increase is a result of a higher depreciable base due to equipment purchases and other capital expenditures in the past year.
D&A expenses for unallocated corporate assets were $2.3 million for the three months ended July 24, 2015, compared to $1.5 million, in the corresponding period last year. The increase is primarily driven by depreciation on our ERP system, which was put in service on the first day of fiscal 2016.
Interest
Net interest expense for the three months ended July 24, 2015, compared to the corresponding period last year, is as follows:

	Three Months Ended
(in thousands)	July 24, 2015	July 25, 2014
Gross interest expense:
Fixed-rate debt	$437	$164
Variable-rate debt	2,795	2,078
Capitalized interest	(11)	(57)
Total interest expense	3,221	2,185
Gross interest income:
Accretion	(499)	(445)
Other	(116)	(124)
Total interest income	(615)	(569)
Net interest expense	$2,606	$1,616
The increase in variable-rate debt was primarily driven by higher average borrowings on our Credit Agreement during the three months ended July 24, 2015, as compared to the corresponding period last year.
Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was 24.3% for the three months ended July 24, 2015, as compared to a 34.5% benefit for the corresponding period a year ago. The lower tax rate for the three months ended July 24, 2015, was driven primarily by discrete items booked in the first quarter related to interest received on refunds from amended tax returns filed, uncertain tax positions and equity compensation, plus the impact of yearly variances in the forecasted annual rate related to wage credits, officers' life insurance and the domestic production activities deduction.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operating activities and the borrowing capacity under our Credit Agreement.

Historically, our working capital requirements have been minimal; overall, our current liabilities have generally exceeded our current assets (excluding cash and equivalents). This favorable working capital position results from transacting substantially all of our Bob Evans Restaurants sales for cash or third-party credit or debit cards; the relatively short trade credit terms with our BEF Foods customers as well as most of our major suppliers and distributors; and the quick turnover of our inventories in both of our reporting segments.
Capital expenditures were $12.3 million and $16.7 million, respectively, for the three months ended July 24, 2015, and July 25, 2014. In the three months ended July 24, 2015, capital expenditures primarily related to our ERP system, other IT infrastructure projects and general restaurant improvements. In the three months ended July 25, 2014, capital expenditures primarily related to new restaurant construction and our ERP system. In fiscal 2016, capital expenditures are expected to approximate $78.0 million to $82.0 million and include expenditures for a new restaurant point-of-sale system and general restaurant improvements, adding an additional side-dish production line at our Lima, Ohio, plant and other production facility upgrades, the next phases of our ERP system and other IT infrastructure.
During each of the first quarters of fiscal years 2016 and 2015, we paid cash dividends of $0.31 per share. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends are at the discretion of our Board of Directors.
On August 20, 2014, the Board of Directors increased the authorization of our stock repurchase program for up to $150.0 million through fiscal 2016. The program authorizes the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. The ability to repurchase stock and complete the repurchase program is dependent upon our having available funds and complying with the financial covenants and other restrictions contained in our Credit Agreement and the repurchase authorization. In the first quarter of fiscal 2016 we repurchased approximately 1.3 million shares for $60.6 million. The repurchases were funded primarily through additional borrowings on our Credit Agreement and cash from operations, and we expect to repurchase additional shares of our common stock with the remaining authorized $89.4 million before the end of fiscal 2016.
On January 2, 2014, we entered into the Credit Agreement. The Credit Agreement represents a syndicated secured revolving credit facility under which up to $750 million will be available with a letter of credit sub-facility of $50 million. It includes an accordion option to increase the revolving credit commitment to $1.05 billion. It is secured by the stock pledges of certain of our material subsidiaries. Borrowings under the Credit Agreement bear interest, at our option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 1.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.50%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.00%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. Our effective interest rate for the Credit Agreement was 2.21% during the three months ended July 24, 2015. As of July 24, 2015, we had outstanding borrowings of $487.7 million under our credit facility and $12.4 million was reserved for certain standby letters of credit.
In the first quarter of fiscal 2015, we entered into a First Amendment to the Credit Agreement dated July 23, 2014. The terms of the Credit Agreement that were amended related to: (a) an increase to the Maximum Leverage Ratio for the period starting July 25, 2014, through July 22, 2016, (b) add certain restricted payment requirements related to share repurchases, and (c) an update to the Pricing Grid, which determines variable pricing and fees, to reflect changes in the allowable Maximum Leverage Ratio. We incurred financing costs of $1.3 million associated with this amendment, which are being amortized using the straight line method, which approximates the effective interest method.
In the first quarter of fiscal 2016, we entered into a Second Amendment to the Credit Agreement dated May 11, 2015. The amendment has an effective as date of April 24, 2015. The terms of the Credit Agreement were amended related to: (a) an increase to the Maximum Leverage Ratio for the period starting April 24, 2015, through the remaining term of the Credit Agreement, (b) a change in the restrictions related to payments for share repurchases, and (c) a change in the definition of the LIBOR and Daily LIBOR rates that are used to calculate interest on outstanding borrowings. We incurred and paid fees of $1.7 million associated with this amendment, which will be amortized over the remaining term of the Credit Agreement using the straight line method, which approximates the effective interest method.
We entered into an Agreement Regarding Financial Covenant Calculation ("Agreement") on August 10, 2015, with an effective as date of April 24, 2015, in which the terms of the Credit Agreement were clarified regarding the treatment of certain noncash charges in the calculation of our Maximum Leverage Ratio. The Agreement had no impact on our financial covenants.
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our Credit Agreement contains financial covenants that require us to maintain a specified minimum coverage ratio and maximum leverage ratio at July 24, 2015, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.50 to 1.00. As of July 24, 2015, our leverage ratio was 3.22, and our coverage ratio was 12.42, as defined in our credit facility. Our credit facility also limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. The Credit Agreement also allows for the incurrence of additional indebtedness of up to $300 million, a sale leaseback of our real estate of up to $100 million and mortgage indebtedness on our corporate headquarters of up to $50 million. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement to extend further credit, terminated. We were in compliance with the financial covenant requirements of our Credit Agreement as of July 24, 2015.
We believe that our cash flow from operations as well as the borrowing under our Credit Agreement, will be sufficient to fund anticipated capital expenditures, working capital requirements and dividend payments during fiscal 2016.
Beginning in fiscal 2015, Management has worked closely with the Board of Directors and its strategic advisers to assess various alternatives to increase shareholder value. In particular, the Company has determined it will pursue several transactions with respect to its real estate assets.
In May 2015, we retained CBRE Groups, Inc., ("CBRE ") to pursue monetization of our New Albany, Ohio, headquarters and BEF Foods’ Lima, Ohio, and Sulphur Springs, Texas, manufacturing facilities through one or more sale and leaseback transactions. The completion of any transaction must be approved by the Board and the Company cannot guarantee that a transaction will occur. We expect to use the net proceeds from these transactions to manage leverage under our Credit Agreement and as a result to repurchase shares of the Company's common stock as permitted under the Credit Agreement.
Additionally the Company has completed its review of alternatives concerning a strategic transaction for our owned restaurant properties and determined that a sale leaseback transaction of up to $200 million is the most appropriate transaction given our current business and market conditions. Combined with the expected sale leaseback of our headquarters building and BEF Foods manufacturing facilities, this will enable us to further enhance shareholder value through our capital deployment strategies as we continue executing the turnaround of our businesses.
Operating activities
Net cash provided by operating activities was $40.1 million and $19.3 million for the three months ended July 24, 2015, and July 25, 2014, respectively. The increase in cash provided by operating activities as compared to a year ago is primarily due to an increase in net income from operations and improved working capital management.
Investing activities
Cash used in investing activities was $10.8 million and $16.6 million for the three months ended July 24, 2015, and July 25, 2014, respectively. The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures of $4.4 million compared to the prior year, as the Company completed the first phase of our ERP system in the fourth quarter of fiscal 2015, and proceeds from the sale of a closed restaurant property.
Financing activities
Cash used in financing activities was $29.7 million for the three months ended July 24, 2015, as compared to cash used in financing activities of $6.9 million for the three months ended July 25, 2014. The increase in cash used by financing activities was primarily due to the $60.6 million of repurchases of our common stock in the first quarter of fiscal 2016, partially offset by $40.0 million of incremental borrowings on our Credit Agreement.
Contractual obligations
Other than the amendment to our Credit Agreement, discussed in Note 2, there have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in our Annual Report on Form 10-K, for the fiscal year ended April 24, 2015.
Off-Balance Sheet Arrangements
As of July 24, 2015, we have not entered into any “off-balance sheet” arrangements with unconsolidated entities or other persons, as that term is defined in rules issued by the SEC.
Critical Accounting Policies and Estimates
As discussed in Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We routinely re-evaluate these significant factors and make adjustments where facts and circumstances dictate. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended April 24, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.
We purchase certain commodities such as beef, pork, poultry, seafood, produce and dairy products. These commodities are generally purchased based upon market prices established with suppliers. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid. Most commodity price aberrations are generally short-term in nature and for some commodities, such as sows, hedge instruments are not generally available.
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
On April 25, 2015, we implemented an enterprise resource planning (“ERP”) system on a company-wide basis, which is expected to improve the efficiency of certain financial and related transaction processes. The implementation resulted in business and operational changes, which required changes to our internal controls over financial reporting. We believe we have designed adequate controls into and around the new ERP system, which includes performing significant procedures, both within the ERP and outside the ERP, to monitor, review and reconcile financial activity for the first quarter of fiscal 2016 to ensure ongoing reliability of our financial reporting.
Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended July 24, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
With the participation of our management, including Bob Evans’ principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, Bob Evans’ principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective.

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
Class Action Litigation: In August 2012, a former Bob Evans Restaurant employee filed an action against the Company in the United States District Court for the Southern District of Ohio, styled David Snodgrass v. Bob Evans Farms, LLC, Case No. 2:12-cvg-00768 (“Snodgrass”). The lead plaintiff alleged that the Company violated the Fair Labor Standards Act by misclassifying assistant managers as exempt employees and failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The plaintiff seeks an unspecified amount of alleged back wages, liquidated damages, statutory damages and attorneys’ fees. The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers employed at Bob Evans Restaurants between August 2009 and present. In December 2013, the Court in Snodgrass granted conditional certification of those assistant managers that elected to opt-in to the collective action.
In May, 2014, the same plaintiffs’ counsel in the Snodgrass matter filed essentially duplicative claims under the overtime laws of the State of Ohio and Commonwealth of Pennsylvania, styled Utterback v. Bob Evans Farms, LLC Case No. CV14826909 in the Court of Common Pleas of Cuyahoga County, Ohio (“Utterback”) and Mackin v. Bob Evans Farms, LLC Case No. 2:14-cv-450 in the United States District Court for the Southern District of Ohio (“Mackin”), respectively. Neither the Utterback nor Mackin proceedings have been certified for class status at this time.
In June 2015 counsel for all parties attended the second Mediation in the Snodgrass matter in an attempt to resolve each of the Snodgrass, Utterback and Mackin litigation matters. On July 31, 2015, the Company and counsel for the plaintiffs reached an agreement in principle to resolve all claims presented in the Snodgrass, Mackin and Utterback cases for the total sum of $16.5 million on a claims made basis.  The agreement in principle is subject to the execution of a definitive settlement agreement and court approval.
While we continue to believe that our assistant managers were properly classified as exempt from the respective Federal and State overtime requirements and that we have meritorious defenses to the claims in each of the Snodgrass, Utterback and Mackin matters, as previously reported in our Annual Report in Form 10-K for the fiscal year ended April 24, 2015, in the fourth quarter of fiscal 2015 we received an unfavorable ruling related to the Snodgrass litigation and determined a settlement of all three matters was in the best interests of the company.
In connection with the unfavorable ruling, we recorded a charge of $6 million in the fourth quarter of fiscal 2015. As a result of the agreement in principle, we have recorded an additional charge of $10.5 million in the first quarter of fiscal 2016. This expense was recorded to the Bob Evans Restaurants segment and in the S,G&A line of the Consolidated Statements of Net Income.
Other Matters: The Division of Enforcement of the SEC is conducting a formal investigation relating to disclosures set forth in our filings on Form 8 - K and Form 10 - Q/A both filed on December 3, 2014.  Those filings  addressed  the correction of our error in the classification of our borrowings under our credit agreement as a current liability rather than as a long-term liability, as reported in our Form 10 - Q filed on August 27, 2014 (“Classification Filings”).  We are cooperating fully with the SEC in this matter.   The Company cannot predict the duration, scope or outcome of the SEC’s investigation.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 24, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 25, 2014, the Board of Directors authorized a stock repurchase program for up to $100.0 million. The program will authorize the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. The ability to repurchase stock and complete the repurchase program is dependent upon the Company having available funds and complying with the financial covenants and other restrictions contained within the Company’s Credit Agreement and the repurchase authorization.

On August 20, 2014, the Board of Directors increased the authorization for the current stock repurchase program to $150.0 million and extended the authorization period through fiscal 2016.
In the first quarter of fiscal 2016 we repurchased approximately 1.3 million shares for $60.6 million. The repurchases were funded primarily through additional borrowings on our Credit Agreement and cash from operations. We expect to repurchase additional shares of our common stock with the remaining authorized $89.4 million before the end of fiscal 2016.
The following table provides information regarding the purchases of shares of Common Stock of Bob Evans made by the Company during each fiscal month of the three months ended July 24, 2015:

Period (Fiscal Month)	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 25, 2015 through May 22, 2015	705,182	$45.64	705,182	117,815,494
May 23, 2015 through June 19, 2015	382,997	$46.51	382,997	100,002,303
June 20, 2015 through July 24, 2015	207,540	$50.91	207,540	89,436,442
	1,295,719	46.74	1,295,719
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS
See index to exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.

Date: September 2, 2015	By:	/s/ Douglas N. Benham
Douglas N. Benham Executive Chair (Principal Executive Officer)

Date: September 2, 2015	By:	/s/ Mark E. Hood
Mark E. Hood* Chief Financial Officer (Principal Financial Officer)

Date: September 2, 2015	By:	/s/ Sylvester J. Johnson
Sylvester J. Johnson* Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
 * Messrs. Hood and Johnson have been duly authorized to sign on behalf of the Registrant as its principal financial officer and its principal accounting officer, respectively.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated July 24, 2015
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
4.1
Agreement Regarding Financial Covenant Calculation entered into as of August 10, 2014 among Bob Evans Farms, LLC, as borrower; Bob Evans Farms, Inc. and its wholly-owned subsidiary, BEF Foods, Inc., as guarantors; PNC Bank, National Association, as administrative agent, and the other Lending parties thereto

Filed herewith
10.1	Bob Evans Farms, Inc. and Affiliates Fourth Amended and Restated Supplemental Executive Retirement Plan (Effective as of August 20, 2015)	Filed herewith
10.2	Amendment to Bob Evans Farms, Inc. and Affiliates Fourth Amended and Restated Executive Deferral Program (Effective as of August 20, 2015)	Filed herewith
10.3	Form of Performance Share Unit, Restricted Stock Unit and Dividend Equivalent Right Award	Filed herewith
10.4	Form of Board of Directors Restricted Stock Award	Filed herewith
10.5	Form of Board of Directors Restricted Stock Unit And Dividend Equivalent Right Award	Filed herewith
10.6	Form of Opportunity and Retention Award Agreement	Filed herewith
10.7	Form of Opportunity and Retention Award Agreement (Retirement Eligible Version)	Filed herewith
10.8	Award to Mark E. Hood dated June 18, 2015	Filed herewith
10.9	Employment Agreement, dated August 27, 2015, between the Company and Douglas N. Benham	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.'s Form 8-K Filed August 28, 2015 (File No. 0-1667)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith