Form 10-Q
period 2015-10-23
BOB EVANS FARMS INC
filed 2015-12-02
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 23, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
As of November 27, 2015, the registrant had 20,869,296 shares of its common stock, $.01 par value, outstanding.

BOB EVANS FARMS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOB EVANS FARMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	Unaudited October 23, 2015	April 24, 2015
Assets
Current Assets
Cash and equivalents	$5,361	$6,358
Accounts receivable, net	31,697	26,100
Inventories	29,178	24,620
Deferred income taxes	16,117	16,117
Federal and state income taxes receivable	12,957	23,722
Prepaid expenses and other current assets	6,171	5,035
Current assets held for sale	17,327	22,243
Total Current Assets	118,808	124,195
Property, Plant and Equipment	1,552,357	1,585,882
Less accumulated depreciation	786,858	756,015
Net Property, Plant and Equipment	765,499	829,867
Other Assets
Deposits and other	5,502	3,756
Notes receivable	19,780	18,544
Rabbi trust assets	29,849	32,302
Goodwill and other intangible assets	19,908	19,986
Non-current deferred tax assets	2,326	2,326
Long-term assets held for sale	—	1,611
Total Other Assets	77,365	78,525
Total Assets	$961,672	$1,032,587
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$415	$409
Accounts payable	38,473	30,019
Accrued property, plant and equipment purchases	5,477	4,820
Accrued non-income taxes	17,023	14,951
Accrued wages and related liabilities	21,918	34,529
Self-insurance reserves	20,804	18,900
Deferred gift card revenue	11,920	13,714
Current reserve for uncertain tax provision	1,582	1,594
Other accrued expenses	43,961	34,156
Total Current Liabilities	161,573	153,092
Long-Term Liabilities
Deferred compensation	17,740	22,481
Reserve for uncertain tax positions	2,733	2,767
Deferred income taxes	17,986	17,825
Deferred rent and other	8,155	5,755
Credit facility borrowings and other long-term debt	474,253	450,676
Total Long-Term Liabilities	520,867	499,504
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000 shares; issued 42,638 shares at October 23, 2015, and April 24, 2015	426	426
Capital in excess of par value	240,047	235,958
Retained earnings	832,819	836,362
Treasury stock, 21,259 shares at October 23, 2015, and 19,231 shares at April 24, 2015, at cost	(794,060)	(692,755)
Total Stockholders’ Equity	279,232	379,991
Total Liabilities and Stockholders' Equity	$961,672	$1,032,587
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME
UNAUDITED
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 23, 2015	October 24, 2014	October 23, 2015	October 24, 2014
Net Sales	$325,021	$333,279	$646,734	$659,619
Cost of sales	102,709	116,012	199,030	230,180
Operating wage and fringe benefit expenses	104,403	105,613	209,287	210,042
Other operating expenses	56,181	54,195	107,815	107,909
Selling, general and administrative expenses	29,902	28,972	70,361	61,387
Depreciation and amortization expense	20,107	19,475	40,260	39,448
Impairments	285	—	285	1,577
Operating Income	11,434	9,012	19,696	9,076
Net interest expense	2,883	2,203	5,489	3,819
Income Before Income Taxes	8,551	6,809	14,207	5,257
Provision for income taxes	2,120	770	3,496	234
Net Income	$6,431	$6,039	$10,711	$5,023
Earnings Per Share — Net Income
Basic	$0.29	$0.26	$0.48	$0.21
Diluted	$0.29	$0.25	$0.47	$0.21

Cash Dividends Paid Per Share	$0.31	$0.31	$0.62	$0.62

Weighted Average Shares Outstanding
Basic	22,115	23,509	22,421	23,467
Dilutive shares	118	226	151	231
Diluted	22,233	23,735	22,572	23,698
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended
	October 23, 2015	October 24, 2014
Operating activities:
Net income	$10,711	$5,023
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,260	39,448
Impairments	285	1,577
Loss (Gain) on disposal of fixed assets	1,603	(376)
Loss (Gain) on rabbi trust assets	2,453	(1,233)
(Gain) Loss Deferred compensation	(1,462)	880
Share based compensation	3,329	1,888
Accretion on long-term note receivable	(1,011)	(903)
Deferred income taxes	161	—
Amortization of deferred financing costs	1,336	448
Cash provided by (used for) assets and liabilities:
Accounts receivable	(5,597)	106
Inventories	(4,558)	(2,734)
Prepaid expenses and other current assets	(1,136)	(1,453)
Accounts payable	8,454	3,837
Federal and state income taxes	10,719	627
Accrued wages and related liabilities	(7,710)	(1,600)
Self-insurance	1,904	745
Accrued non-income taxes	2,072	(2,732)
Deferred gift card revenue	(1,794)	(1,775)
Other assets and liabilities	6,332	(1,932)
Net cash provided by operating activities	66,351	39,841
Investing activities:
Purchase of property, plant and equipment	(26,667)	(36,955)
Proceeds from sale of property, plant and equipment	58,451	1,108
Deposits and other	(566)	(261)
Net cash provided by (used in) investing activities	31,218	(36,108)
Financing activities:
Cash dividends paid	(14,040)	(14,468)
Gross proceeds from credit facility borrowings and other long-term debt	380,192	211,072
Gross repayments of credit facility borrowings and other long-term debt	(356,610)	(202,101)
Payments of debt issuance costs	(2,517)	(1,279)
Purchase of treasury stock	(104,929)	—
Proceeds from share-based compensation	214	239
Cash paid for taxes on share-based compensation	(1,007)	(1,768)
Excess tax benefits from stock-based compensation	131	483
Net cash used in financing activities	(98,566)	(7,822)
Net decrease in cash and equivalents	(997)	(4,089)
Cash and equivalents at the beginning of the period	6,358	7,826
Cash and equivalents at the end of the period	$5,361	$3,737
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
Description of Business: As of October 23, 2015, we operated 547 full-service Bob Evans Restaurants in 18 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. In the BEF Foods segment we produce and distribute pork sausage and a variety of complementary home-style, refrigerated side dish convenience food items under the Bob Evans ®, Owens ® and Country Creek ® brand names. These food products are delivered to our customers throughout the United States and Canada. We also manufacture and sell similar products to food-service accounts, including Bob Evans Restaurants and other restaurants and food sellers.
Reporting Segments: We have two reporting segments: Bob Evans Restaurants and BEF Foods. The revenues from these two segments include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements. Operating income represents earnings before interest and income taxes. Certain costs related to corporate and other functions are not allocated to our reporting segments. Prior to the first quarter of fiscal 2016, we allocated these costs to our reporting segments. This change in reporting was made to present our results in line with the changes made during the first quarter in how our Chief Operating Decision Maker measures results of operations and allocates resources. We have adjusted the prior year amounts to reflect this change in presentation. See Note 9 for detailed segment information.
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
In addition, we recognize income on unredeemed gift cards (“gift card breakage”) based on historical redemption patterns, referred to as the redemption recognition method. Gift card breakage is recognized proportionately over the period of redemption in net sales in the Consolidated Statements of Net Income. The liability for unredeemed gift cards is included in deferred revenue on the Consolidated Balance Sheets, and was $11,920 and $13,714 at October 23, 2015, and April 24, 2015, respectively.
Promotional (Trade) Spending: We engage in promotional (sales incentive / trade spend) programs in the form of promotional discounts and coupons at Bob Evans Restaurants, and off-invoice deductions, billbacks, and cooperative advertising at BEF Foods. Costs associated with these programs are classified as a reduction of gross sales in the period in which the sale occurs. Promotional spending at Bob Evans Restaurants, primarily comprised of discounts taken on dine-in sales, was $9,504 and $13,256 for the three months ended October 23, 2015, and October 24, 2014, respectively, and $18,253 and $29,791 for the six months ended October 23, 2015, and October 24, 2014, respectively. Promotional spending at BEF Foods, primarily comprised of off-invoice deductions and billbacks, was $15,655 and $12,481 for the three months ended October 23, 2015, and October 24, 2014, respectively, and $30,408 and $21,160 for the six months ended October 23, 2015, and October 24, 2014, respectively.
Shipping and Handling costs: Expenditures related to shipping our BEF Foods products to our customers are expensed when incurred. Shipping and handling costs were $3,322 and $3,973 for the three months ended October 23, 2015, and October 24, 2014, respectively, and $7,191 and $8,291 for the six months ended October 23, 2015, and October 24, 2014, respectively, and are recorded in the other operating expenses line of the Consolidated Statements of Net Income.

Accounts Receivable: Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. Accounts receivable for Bob Evans Restaurants consist primarily of credit card receivables, while accounts receivable for BEF Foods consist primarily of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us were to occur, the recoverability of amounts due to us could change by a material amount. We had allowance for doubtful accounts of $392 and $542 as of October 23, 2015, and April 24, 2015, respectively. Accounts receivable included credits of $5,211 and $3,671 as of October 23, 2015, and April 24, 2015, respectively, related to promotional incentives that reduce what is owed to the Company from certain BEF Foods customers.

Notes Receivable: As a result of the sale of Mimi’s Café to Le Duff America, Inc. ("Le Duff"), we received a Promissory Note ("the Note") for $30,000. The Note has an annual interest rate of 1.5%, a term of seven years and a principal and interest payment due date of February 2020. Partial prepayments are required prior to maturity if the buyer reaches certain levels of EBITDA during specified periods. Our right to repayment under the Note is subordinated to third-party lenders as well as other funding that may be provided by the parent company. In the event of a sale or liquidation of the Mimi’s Café restaurant chain or the entity that owns it by its parent company, our right to repayment may be subordinated to payments owed to the parent company and / or potentially reduced based on the funds available for repayment. The note was originally valued using a discounted cash flow model. The Company recognized accretion income on the Note of $513 and $458 for the three months ended October 23, 2015, and October 24, 2014, respectively, and $1,011 and $903 for the six months ended October 23, 2015, and October 24, 2014, respectively. These gains are reflected within the Net Interest Expense caption of the Consolidated Statements of Net Income.

Inventories: We value our Bob Evans Restaurants inventories at the lower of first-in, first-out cost (“FIFO”) or market and our BEF Foods inventories at an average cost method which approximates a FIFO basis due to the perishable nature of that inventory. Inventory includes raw materials and supplies ($14,980 at October 23, 2015, and $12,898 at April 24, 2015) and finished goods ($14,198 at October 23, 2015, and $11,722 at April 24, 2015).
Property, Plant and Equipment: Property, plant and equipment is recorded at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to fiscal 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (5 to 50 years) and machinery and equipment (3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the initial lease terms. Total depreciation expense was $20,067 and $19,436 in the three months ended October 23, 2015, and October 24, 2014, respectively, and $40,181 and $39,370 for the six months ended October 23, 2015, and October 24, 2014, respectively.
During the three and six months ended October 23, 2015, we capitalized internal labor costs of $548 and $1,052 primarily for our enterprise resource planning system ("ERP") and other IT projects. During the three and six months ended October 24, 2014, we capitalized internal labor costs of $1,490 and $2,396, which included $1,757 of capitalized costs for ERP and $640 for new restaurant construction on a year to date basis. The first phase of our ERP system was put in service on April 25, 2015, and has an expected useful life of 10 years. We are working to implement the second phase of our ERP system, which is expected to go live in fiscal 2017.
We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstance indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair values of the assets. See Note 5 for further information. Assets for 15 Bob Evans Restaurants' nonoperating locations and our former Richardson, Texas, plant location totaling $17,327 are classified as current assets held for sale in the Consolidated Balance Sheet as of October 23, 2015. Assets for 19 Bob Evans Restaurants' locations, as well as our Richardson, Texas, location totaling $22,243 are classified as current assets held for sale in the Consolidated Balance Sheet as of April 24, 2015. Assets for two Bob Evans Restaurants' locations totaling $1,611 are classified as long-term assets held for sale in the Consolidated Balance Sheet as of April 24, 2015.
Rabbi Trust Assets: The rabbi trust assets line on the Consolidated Balance Sheets is comprised entirely of assets held under Company sponsored deferred compensation and supplemental retirement plans and represents the cash surrender value of company-owned life insurance policies. These life insurance policies are intended to be used as a source of funds to match respective funding obligations in our nonqualified deferred compensation plans. See Note 7 for additional information on our nonqualified deferred compensation plans. The cash surrender value of company-owned life insurance policies totaled $29,849 and $32,302 as of October 23, 2015, and April 24, 2015, respectively, and are restricted to their use as noted above. The cash receipts and payments related to these company-owned life insurance proceeds are included in cash flows from operating activities on the Consolidated Statements of Cash Flows and changes in the cash surrender value for these assets are reflected within the selling, general, and administrative ("S,G&A") line in the Consolidated Statements of Net Income.
Goodwill and Other Intangible Assets: Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $19,634 as of October 23, 2015, and April 24, 2015. Other intangible assets were $274 and $352 as of October 23, 2015, and April 24, 2015, respectively. The goodwill and other intangible assets are related to the BEF Foods segment. Other intangible assets represents definite-lived non-compete agreements that are amortized on a straight-line basis over the estimated economic life of five years. Goodwill is tested for impairment during the fourth quarter each year, or on a more frequent basis when indicators of impairment exist.
Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. We perform our impairment test using a combination of income based and market-based approaches. The income based approach indicates the fair value of an asset or business based on the cash flows it can be expected to generate over its remaining useful life. Under the market-based approach, fair value is determined by comparing our reporting segments to similar businesses or guideline companies whose securities are actively traded in public markets.
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
The numerator in calculating both basic and diluted EPS for each period is reported net income. The denominator is based on the following weighted-average shares outstanding:

	Three Months Ended		Six Months Ended
(in thousands)	October 23, 2015	October 24, 2014	October 23, 2015	October 24, 2014
Basic	22,115	23,509	22,421	23,467
Dilutive shares	118	226	151	231
Diluted	22,233	23,735	22,572	23,698

In the three and six months ended October 23, 2015, 251,799 and 241,445 shares of common stock, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. In the three and six months ended October 24, 2014, 42,354 and 43,953 shares of common stock, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive.
Dividends: In the three months ended October 23, 2015, and October 24, 2014, the Company paid a quarterly dividend equal to $0.31 per share on our outstanding common stock. In the six months ended October 23, 2015, and October 24, 2014, the Company paid dividends equal to $0.62 per share on our outstanding common stock. Individuals that hold awards for unvested and outstanding restricted stock units, market-based performance share units and vested deferred stock units are entitled to receive dividend equivalent rights equal to the per-share cash dividends paid on outstanding units. Dividend equivalent rights are forfeitable until the underlying share-units from which they were derived vest. Share based dividend equivalents are recorded as a reduction to retained earnings, with an offsetting increase to capital in excess of par value. Refer to table below:

	Six Months Ended
(in thousands)	October 23, 2015	October 24, 2014
Cash dividends paid to common stockholders	$14,040	$14,468
Dividend equivalent rights	213	186
Total dividends	$14,253	$14,654

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
Financial Instruments: The fair values of our financial instrument approximate their carrying values as of October 23, 2015, and April 24, 2015. We do not use derivative financial instruments for speculative purposes. See Note 2 for more information.
Accrued Non-Income Taxes: Accrued non-income taxes primarily represent obligations for real estate and personal property taxes, as well as sales and use taxes for Bob Evans Restaurants. Accrued non-income taxes were $17,023 and $14,951 as of October 23, 2015, and April 24, 2015, respectively.
Self-Insurance Reserves: We record estimates for certain health, workers’ compensation and general insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Self-insurance reserves were $20,804 and $18,900 as of October 23, 2015, and April 24, 2015, respectively.
Advertising Costs: Media advertising is expensed at the time the media first airs. We expense all other advertising costs as incurred. Advertising expense was $10,033 and $8,079 in the three months ended October 23, 2015, and October 24, 2014, respectively, and $19,026 and $17,201 for the six months ended October 23, 2015, and October 24, 2014, respectively. Approximately 80% of year to date advertising costs were incurred in the Bob Evans Restaurants segment. Advertising costs are classified as other operating expenses in the Consolidated Statements of Net Income.
Commitments and Contingencies: We rent certain restaurant facilities and, effective the second quarter of fiscal 2016, two of our manufacturing facilities (refer to Note 11 for additional information) under operating leases having initial terms that primarily expire 20 years from inception. The leases typically contain renewal clauses of 5 to 30 years exercisable at our option. Most leases contain either fixed or inflation-adjusted escalation clauses.

We occasionally use purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items.
We are self-insured for most casualty losses and employee health-care claims up to certain stop-loss limits per claimant. We have accounted for liabilities for casualty losses, including both reported claims and incurred, but not reported claims. We have accounted for our employee health-care claims liability through a review of incurred and paid claims history. We do not believe that our calculation of casualty losses and employee health-care claims liabilities would change materially under different conditions and/or different methods.
Reclassifications and corrections: Certain prior period amounts have been reclassified or adjusted to conform to the current presentation.
We reclassified $3,973 and $8,291 of BEF Foods shipping and handling costs from the S,G&A line to the other operating expenses line on the Consolidated Statements of Net Income for the three and six months ended October 24, 2014, respectively. We believe these costs are better reflected as other operating expenses.
We reclassified $1,319 of Bob Evans Restaurants impairment charges related to impairments on long-lived assets classified as held-and-used from the S,G&A line to the impairments line on the Consolidated Statements of Net Income for the six months ended October 24, 2014. Formerly, we only separately presented impairments on assets classified as held-for-sale.
We reclassified $661 and $1,254 of BEF Foods advertising costs from the S,G&A line to the other operating expenses line on the Consolidated Statements of Net Income for the three and six months ended October 24, 2014, respectively. We believe these costs are better classified as other operating expenses rather than S,G&A. Advertising costs for both Bob Evans Restaurants and BEF Foods are now classified as other operating expenses.
We corrected an error in classification related to Bob Evans Restaurants' management training wages of $2,828 on the Consolidated Statements of Net Income for the three and six months ended October 24, 2014. These wages were classified in the S,G&A line and should have been classified as operating wages.

These reclassifications and corrections had no impact on operating income for the three or six months ended October 24, 2014.
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
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today's lower of cost or market test with a lower of cost and net realizable test, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for us in fiscal 2018. We do not expect this update to have a material impact on the consolidated financial statements.

2. Debt
As of October 23, 2015, long-term debt was comprised of the outstanding balance on our Revolving Credit Facility Amended and Restated Credit Agreement ("Credit Agreement") of $471,377, a portion of a $3,000 Research and Development Investment Loan ("R&D Loan") with the State of Ohio totaling $2,426, and an interest-free loan of $1,000, due 10 years from the date of borrowing, with imputed interest, which as a result is discounted to $865. Refer to the table below:

(in thousands)	October 23, 2015	April 24, 2015
Credit Agreement borrowings (1)	$471,377	$447,599
R&D Loan (1)	2,426	2,631
Interest-free loan (1)	865	855
Total borrowings	474,668	451,085
Less current portion	(415)	(409)
Long-term debt	$474,253	$450,676
(1) The Credit Agreement, R&D Loan and Interest-free loan mature in fiscal 2019, 2021, and 2022, respectively

On January 2, 2014, we entered into the Credit Agreement, which represents a syndicated secured revolving credit facility. We incurred financing costs of $2,064 associated with this Credit Agreement, which are being amortized over the remaining term of the agreement. As a result of the Third Amendment to the Credit Agreement, effective October 21, 2015, and discussed further below, up to $650,000 of borrowings are available, including a letter of credit sub-facility of $50,000, and an accordion provision that permits the Company to request an additional $300,000 for certain transactions, increasing the revolving credit commitment to $950,000. It is secured by the stock pledges of certain material subsidiaries. This Credit Agreement replaced our existing variable-rate revolving credit facility. Borrowings under the Credit Agreement bear interest, at Borrower’s option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 1.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.0%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect.
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
In the first quarter of fiscal 2016, we entered into a Second Amendment to the Credit Agreement dated May 11, 2015, with an effective date of April 24, 2015. The terms of the Credit Agreement were amended related to: (a) an increase to the Maximum Leverage Ratio for the period starting April 24, 2015, through the remaining term of the agreement, (b) a change in the restrictions related to payments for share repurchases, and (c) a change in the definition of the LIBOR and Daily LIBOR rates that are used to calculate interest on outstanding borrowings. We incurred and paid fees of $1,705 associated with this amendment, which will be amortized over the remaining term of the Credit Agreement using the straight line method, which approximates the effective interest method.
In the second quarter of fiscal 2016, we entered into a Third Amendment to the Credit Agreement dated and effective as of October 21, 2015. The terms of the Credit Agreement were amended related to: (a) an increase of the level of permitted indebtedness in connection with sale and leaseback transactions of assets from $100,000 to $300,000, (b) a removal of the $150,000 share repurchase restriction during the 2016 fiscal year, (c) a decrease of the size of the facility from $750,000 to $650,000 (d) a modification of the definition of the leverage ratio to account for rent expense from leases, so that the leverage ratio will be calculated as consolidated indebtedness plus 600% of annual rent expense versus consolidated EBITDAR, and (e) an inclusion of an add back to the leverage ratio calculation for costs related to the settlement of a class action lawsuit. We incurred and paid fees of $812 associated with this amendment, which will be amortized over the remaining term of the Credit Agreement using the straight line method, which approximates the effective interest method. In addition, as a result of lowering the borrowing capacity on the credit facility, we wrote off $480 of previously unamortized deferred financing costs related to the agreement.
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our Credit Agreement contains financial covenants that require us to maintain a specified minimum coverage ratio and maximum leverage ratio at October 23, 2015, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.50 to 1.00. As of October 23, 2015, our minimum coverage ratio was 12.08, and our leverage ratio was 3.12, as defined in our Credit Agreement. A breach of any of these covenants could result in a default under our Credit Agreement in which all amounts under our Credit Agreement may become immediately due and payable and commitments under the Credit Agreement to extend further credit, terminated. We were in compliance with the financial covenant requirements of our Credit Agreement as of October 23, 2015. The Credit Agreement also allows for the incurrence of additional indebtedness of up to $300,000 and mortgage indebtedness on our corporate headquarters of up to $50,000.

Our effective interest rate for the Credit Agreement was 1.97% and 2.06% for the three months ended October 23, 2015, and October 24, 2014, respectively, and 2.09% and 1.84% for the six months ended October 23, 2015, and October 24, 2014, respectively.
As of October 23, 2015, we had outstanding letters of credit that totaled approximately $12,418, of which $12,117 is utilized as part of the total amount available under our Credit Agreement. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

As of October 23, 2015, we had $471,377 outstanding on the Credit Agreement. The primary purposes of the Credit Agreement is to fund working capital, capital expenditures, stock repurchases, joint ventures and acquisitions and other general corporate purposes as well as for trade and standby letters of credit.
3. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was 24.8% for the three months ended October 23, 2015, as compared to 11.3% for the corresponding period a year ago. The Company’s effective income tax rate was 24.6% for the six months ended October 23, 2015, as compared to 4.5% for the corresponding period a year ago. The increase in tax rate for the three and six months ended October 23, 2015, was driven primarily by discrete items recorded in the second quarter of fiscal year 2015 related to the work opportunity tax credit, plus the impact of yearly variances in the forecasted annual rate related to wage credits and officers' life insurance.
4. Restructuring and Severance Charges
In fiscal 2013, we began a strategic organizational realignment including a closure of production facilities and a reduction of personnel at Bob Evans Restaurants, BEF Foods and at our corporate headquarters, as part of our comprehensive plan to reduce S,G&A expenses. In the second quarter of fiscal 2014, we closed our BEF Foods production plant in Richardson, Texas, and in the third quarter of fiscal 2014, we closed our BEF Foods production plants in Springfield and Bidwell, Ohio. The actions to close these food production facilities was intended to increase efficiency by consolidating production to our high capacity food production facility in Sulphur Springs, Texas. In the fourth quarter of fiscal 2014 we recorded charges related to a reduction of personnel at our corporate headquarters. In the fourth quarter of fiscal 2015 management approved a plan to further reduce headcount as part of the overall S,G&A cost reduction initiative. Additionally in the fourth quarter of fiscal 2015, management committed to a plan to close 16 owned and four leased under-performing restaurants in fiscal 2016. As of October 23, 2015, all 20 of these restaurants have been closed. We believe these closures strengthen our restaurant portfolio by improving overall returns and freeing up resources for other uses.
We recorded $140 of pretax restructuring charges in the six months ended October 23, 2015, as compared to $950 of pretax restructuring charges in the six months ended October 24, 2014. These costs, reflected primarily in S,G&A, related to the organizational realignments discussed above.
Liabilities related to restructuring charges as of October 23, 2015, were $696, and relate to corporate severance charges primarily recorded in the fourth quarter of fiscal 2015.
See tables below for detail of restructuring activity for the six months ended October 23, 2015, and October 24, 2014, respectively:

(in thousands)	Bob Evans Restaurants	BEF Foods	Corporate and Other	Total
Balance, April 24, 2015	$1,105	$481	$2,040	$3,626
Restructuring and related severance charges incurred	112	28		140
Amounts paid	(1,086)	(488)	(1,150)	(2,724)
Adjustments	(131)	(21)	(194)	(346)
Balance, October 23, 2015	$—	$—	$696	$696

(in thousands)	Bob Evans Restaurants	BEF Foods	Corporate and Other	Total
Balance, April 25, 2014	$—	$553	$674	$1,227
Restructuring and related severance charges incurred	—	528	422	950
Amounts paid	—	(895)	(712)	(1,607)
Balance, October 24, 2014	$—	$186	$384	$570
5. Impairments
We measure certain assets and liabilities at fair value on a nonrecurring basis, including long-lived assets that have been reduced to fair value when they are held for sale and long-lived assets that are written down to fair value when they are impaired.

We evaluate the carrying amount of long-lived assets held and used in the business periodically and when facts and circumstances indicate that an impairment may exist. A long-lived asset group is considered impaired when the carrying value of the asset group exceeds its fair value. The impairment loss recognized is the excess of carrying value above its fair value. The estimation of fair value requires significant judgment regarding future restaurant performance and market-based real estate appraisals. To estimate fair value for locations where we own the land and building, we obtain appraisals from third-party real estate valuation firms based on sales of comparable properties in the same area as our restaurant location, which we believe approximates fair value. We use discounted future cash flows to estimate fair value of long-lived assets for our leased locations. Our weighted average cost of capital is used as the discount rate in our fair value measurements for leased locations, which is considered a Level 3 measurement. A reasonable change in this discount rate would not have a significant impact on these fair value measurements.
Impairment charges of $285 were recorded in the three months and six months ended October 23, 2015, and related to two nonoperating restaurant properties where the respective fair values were determined to be lower than the carrying value. We recorded $1,577 of impairment charges in the six months ended October 24, 2014, a result of adverse performance in the first quarter of fiscal 2015 and a reassessment of expected future cash flows at five operating and one nonoperating restaurant properties.
The following table represents impairments for those assets remeasured to fair value during the three and six months ended October 23, 2015, and the corresponding period last year.

	Three Months Ended			Six Months Ended
(in thousands)	October 23, 2015		October 24, 2014	October 23, 2015		October 24, 2014
Bob Evans Restaurants
Assets held and used	$147	(1)	$—	$147	(1)	$1,319	(3)
Assets held for sale	138	(2)	—	138	(2)	258	(4)
Total Impairments	$285		$—	$285		$1,577
(1)    Relates to one nonoperating location
(2)    Relates to one nonoperating location
(3)    Relates to five operating locations
(4)    Relates to one nonoperating location

6. Stock-Based Compensation
As of October 23, 2015, there were equity awards outstanding under the Amended and Restated Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”), as well as previous equity plans adopted in 2006, 1998 and 1993. The types of awards that may be granted under the 2010 Plan include: stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), cash incentive awards, performance share units ("PSUs"), and other awards. During the three months ended October 23, 2015, and October 24, 2014, the Company granted approximately 48,000 and 26,000 RSAs and RSUs under the 2010 Plan. During the six months ended October 23, 2015, the Company granted approximately 115,000 RSAs and RSUs and 70,000 PSUs under the 2010 Plan, while during the six months ended October 24, 2014, we granted approximately 39,000 RSAs and RSUs under the 2010 Plan.
The PSUs granted under the 2010 Plan have market-based vesting conditions, while RSAs and RSUs granted under the 2010 Plan vest ratably, primarily over three years for employees, and one year for nonemployee directors of the Company. The PSUs awarded in the first quarter of fiscal 2016 vest at the end of a three-year performance period if they achieve the market-based vesting conditions.
Stock-based compensation expense, included primarily within the S,G&A line on the Consolidated Statements of Net Income, was $1,281 and $1,037 for the three months ended October 23, 2015, and October 24, 2014, respectively, and $3,329 and $1,888 for the six months ended October 23, 2015, and October 24, 2014, respectively.
7. Other Compensation Plans

We have a 401(k) retirement savings plan that is available to substantially all employees who have at least 1,000 hours of service. We also have nonqualified deferred compensation plans, the Bob Evans Farms, Inc. Executive Deferral Plan ("BEEDP") and the Bob Evans Farms, Inc. Director Deferral Plan ("BEDDP"), which provide certain executives and members of the Board of Directors, respectively, the opportunity to defer a portion of their current income to future years. A third-party manages the investments directed by the employees and board members who participate in the plans. Gains and losses related to investment results of these deferrals are recorded within the S,G&A line in the Consolidated Statements of Net Income.

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
Participants who defer cash compensation into our deferral plans have a range of investment options, one of which is Company stock. Obligations for participants who choose this investment election are satisfied only in shares of Company stock, while all other obligations are satisfied in cash. These share-based obligations are treated as "Plan B" instruments as defined by ASC 710, and are recorded as liabilities on the Consolidated Balance Sheets, in the deferred compensation line. We record compensation cost for subsequent changes in the fair value of these obligations. Participants earn share-based dividend equivalents in an amount equal to the value of per-share dividends paid to holders of our common stock. These dividends accumulate into additional shares of common stock, and are recorded as compensation cost in the period in which the dividends are paid. The dilutive impact of these shares is included in the denominator of our diluted EPS calculation.
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
Deferred compensation liabilities expected to be satisfied within the next 12 months are classified as current liabilities within the Accrued wages and other liabilities line of the Consolidated Balance Sheets. Our deferred compensation liabilities as of  October 23, 2015, and April 24, 2015, consisted of the following:

(in thousands)	October 23, 2015	April 24, 2015
Liability for deferred cash obligations in BEEDP and BEDDP Plans	$13,089	$17,904
Liability for deferred cash obligations in SERP plan	6,534	9,198
Liability for deferred share-based obligations in BEEDP and BEDDP Plans	728	2,676
Other noncurrent compensation arrangements	1,675	958
Total deferred compensation liabilities	22,026	30,736
Less current portion (1)	(4,286)	(8,255)
Noncurrent deferred compensation liabilities	$17,740	$22,481
(1)    Current portion of deferred compensation is included within the accrued wages and related liabilities line on the Consolidated Balance Sheets

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

In May 2014, the same plaintiffs’ counsel in the Snodgrass matter filed essentially duplicative claims under the overtime laws of the State of Ohio and Commonwealth of Pennsylvania, styled Utterback v. Bob Evans Farms, LLC Case No. CV14826909 in the Court of Common Pleas of Cuyahoga County, Ohio (“Utterback”) and Mackin v. Bob Evans Farms, LLC Case No. 2:14-cv-450 in the United States District Court for the Southern District of Ohio (“Mackin”), respectively. Neither the Utterback nor Mackin proceedings have been certified for class status at this time.
While we continue to believe that our assistant managers were properly classified as exempt from the respective Federal and State overtime requirements and that we have meritorious defenses to the claims in each of the Snodgrass, Utterback and Mackin matters, as previously reported in our Annual Report in Form 10-K for the fiscal year ended April 24, 2015, in the fourth quarter of fiscal 2015 we received an unfavorable ruling related to the Snodgrass litigation and determined a settlement of all three matters was in the best interest of the Company.
In June 2015, counsel for all parties attended the second mediation in the Snodgrass matter in an attempt to resolve each of the Snodgrass, Utterback and Mackin litigation matters. On July 31, 2015, the Company and counsel for the plaintiffs reached an agreement in principle to resolve all claims presented in the Snodgrass, Mackin and Utterback cases for the total sum of up to $16,500 on a claims made basis.  A Settlement Agreement was executed by the parties on October 2, 2015, and the Court provided preliminary approval on October 23, 2015.
In connection with the unfavorable ruling, we recorded a charge of $6,000 in the fourth quarter of fiscal 2015.   As a result of the agreement in principle, we recorded an additional charge of $10,500 in the first quarter of fiscal 2016. This expense was recorded to the Bob Evans Restaurants segment and in the S,G&A line of the Consolidated Statements of Net Income.
Other Matters: The Division of Enforcement of the SEC is conducting a formal investigation relating to disclosures set forth in our filings on Form 8 - K and Form 10 - Q/A both filed on December 3, 2014.  Those filings  addressed  the correction of our error in the classification of our borrowings under our credit agreement as a current liability rather than as a long-term liability, as reported in our Form 10 - Q filed on August 27, 2014.  We are cooperating fully with the SEC in this matter.   The Company cannot predict the duration, scope or outcome of the SEC’s investigation.
9. Reporting Segments
We have two reporting segments: Bob Evans Restaurants and BEF Foods. We determine our segments on the same basis that the Company's Chief Operating Decision Maker uses to allocate resources and assess performance. We evaluate our segments based on operating income, excluding expenses and charges from corporate and other functions which we consider to be overall corporate costs, or costs not reflective of the reporting segment’s core operating businesses. This includes corporate functions such as information technology, finance, legal, human resources, supply chain and other corporate functions, and includes costs such as ongoing IT infrastructure costs, certain legal and professional fees, depreciation on our corporate assets and other costs. Prior to the first quarter of fiscal 2016, we allocated these costs to our reporting segments. This change in reporting was made to present our results in line with the changes made during the first quarter in how management measures results of operations and allocates resources. We have adjusted the prior year amounts to reflect this change in presentation. Operating income represents earnings before interest and income taxes.
Information on our reporting segments is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	October 23, 2015	October 24, 2014	October 23, 2015	October 24, 2014
Net Sales:
Bob Evans Restaurants	$230,741	$241,151	$469,410	$481,302
BEF Foods	99,480	97,761	185,528	188,557
Intersegment net sales of food products	(5,200)	(5,633)	(8,204)	(10,240)
Subtotal of BEF Foods	94,280	92,128	177,324	178,317
Total	$325,021	$333,279	$646,734	$659,619
Operating income (loss):
Bob Evans Restaurants	$13,323	$20,627	$23,132	$35,555
BEF Foods	13,997	6,356	29,834	9,401
Corporate and Other	(15,886)	(17,971)	(33,270)	(35,880)
Total	$11,434	$9,012	$19,696	$9,076

(in thousands)	October 23, 2015	April 24, 2015
Identifiable Assets:
Bob Evans Restaurants	$634,324	$665,910
BEF Foods	148,763	179,137
General corporate assets	178,585	187,540
Total	$961,672	$1,032,587
Discussion of segment results is included within Management's Discussion and Analysis of Financial Condition and Results of Operations.
10. Supplemental Cash Flow Information
Cash paid for income taxes and interest for the six months ended October 23, 2015, and October 24, 2014, is summarized as follows:

	Six Months Ended
(in thousands)	October 23, 2015	October 24, 2014
Income taxes paid	$354	$4,652
Income taxes refunded	(7,664)	(5,531)
Income taxes (refunded) paid, net	(7,310)	(879)
Interest paid	$5,338	$4,611
11. Sale and Leaseback Transaction
In the second quarter of fiscal 2016, we entered into an agreement pursuant to which we sold our BEF Foods industrial properties located in Lima, Ohio, and Sulphur Springs, Texas, for $51,600.  We received net proceeds of $50,017, after consideration of closing and other transaction costs. In conjunction with the sale, assets with a net book value of $22,415 and $29,142 for the Lima and Sulphur Springs properties, respectively, were retired. The transaction resulted in a deferred gain of $2,305 for the Lima facility which is recorded in the deferred rent and other line on the Consolidated Balance Sheets, and a pretax loss on disposal of $3,432, recognized in the three months ended October 23, 2015, for the Sulphur Springs facility, which is recorded within the S,G&A line on the Consolidated Statements of Net Income and in the BEF Foods segment. Concurrent with the sale, the Company also entered into a master lease agreement with the same party that purchased the assets, pursuant to which we leased both the Lima and Sulphur Springs properties for an initial 20-year term at an annual, straight-line rent expense of $4,127, inclusive of the amortized deferred gain for the Lima property. The master lease agreement provides for two ten-year renewal options. Refer to the table below for a summary of the sale and leaseback transaction:

(in thousands)	Lima, Ohio		Sulphur Springs, Texas
Selling price	$25,284		$26,316
Direct transaction costs	564		606
Net book value of assets sold	22,415		29,142
Net gain (loss) on sale	$2,305	(1)	$(3,432)
(1)    The gain on the sale of our Lima facility is deferred and will be recognized over the lease term

12. Subsequent Events
On November 14, 2015, the Company entered into an employment agreement with Saed Mohseni. Mr. Mohseni will serve as the Company’s President and Chief Executive Officer, with a start date effective January 1, 2016. Mr. Mohseni is also expected to be appointed to the Company’s Board of Directors effective January 1, 2016. The three year employment agreement with Mr. Mohseni will expire on December 31, 2018. The initial three-year term will be automatically extended unless either Mr. Mohseni or the Company gives notice of non-extension.
On November 19, 2015, the Board of Directors approved an additional $100,000 share repurchase program. The program authorizes the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. The share repurchase authorization expires on December 31, 2016.

On November 19, 2015, the Board of Directors approved a quarterly cash dividend of $0.34 per share, payable on December 14, 2015, to shareholders of record at the close of business on November 30, 2015.

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
The following terms are the principal trademarks and registered trademarks of Bob Evans, many of which are used herein: Get in on Something Good™, BE Express ®, BE Fit ®, BE Mail ®, BEST Bob Evans Special Touch ®, Big Farm Burgers ®, Bob Evans ®, Bob Evans Express ®, Bob Evans Oven Bake ®, Bob Evans Restaurants ®, Bob Evans Wildfire ®, Country Creek Farm ®, Discover Farm-Fresh Goodness ®, Farm-Fresh Goodness ®, Farmhouse Feast ®, Fit From the Farm ®, Kettle Creations ®, and Owens ®. Bob Evans uses additional registered trademarks and proprietary marks in its business.
As part of our Broasted Chicken® platform, we have licensed the use of the Broasted ®, Broaster Chicken ®, Genuine Broaster Chicken ®, and Broasted Chicken ® trademarks from The Broaster Company. Our Development Agreement provides us with limited exclusivity rights to use these licensed trademarks and proprietary Broaster equipment for a period of 10 years within the domestic family dining segment.
We have two reporting segments, Bob Evans Restaurants and BEF Foods, which is reflected in management's discussion and analysis of financial condition and result of operations. As of October 23, 2015, we operated 547 full-service Bob Evans Restaurants in 18 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. In the BEF Foods segment we produce and distribute pork sausage and a variety of complementary home-style, refrigerated side dish convenience food items under the Bob Evans, Owens and Country Creek brand names. These food products are delivered to our customers throughout the United States and Canada. We also manufacture and sell similar products to food-service accounts, including Bob Evans Restaurants and other restaurants and food sellers.
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
Results: Three Months Ended October 23, 2015, as Compared to Three Months Ended October 24, 2014
Bob Evans Farms, Inc. Consolidated Overview

Net sales were $325.0 million in the three months ended October 23, 2015, a decrease of $8.3 million as compared to the corresponding period last year. Operating income was $11.4 million for the three months ended October 23, 2015, an increase of $2.4 million as compared to the corresponding period last year. The increase in operating income as compared to the prior year was due to lower cost of sales of $13.3 million and lower operating wages of $1.2 million, partially offset by lower sales, higher other operating expenses of $2.0 million, higher S,G&A of $0.9 million, higher depreciation costs of $0.6 million and current quarter impairment charges of $0.3 million.
Pretax net income in the three months ended October 23, 2015, was $8.6 million as compared to a pretax income of $6.8 million in the corresponding period last year. The provision for income taxes was $2.1 million in the three months ended October 23, 2015, as compared to $0.8 million in the corresponding period last year. Earnings per diluted share was $0.29 per share in the three months ended October 23, 2015, as compared to $0.25 in the corresponding period last year. Refer to the sections below for analysis on our second quarter fiscal 2016 operating results as compared to the comparable prior year period.

	Three Months Ended
	Consolidated Results				Bob Evans Restaurants
(in thousands)	October 23, 2015		October 24, 2014		October 23, 2015		October 24, 2014
Net Sales	$325,021		$333,279		$230,741		$241,151
Cost of sales	102,709	31.6%	116,012	34.8%	61,725	26.8%	64,165	26.6%
Operating wage and fringe benefit expenses	104,403	32.1%	105,613	31.7%	93,460	40.4%	94,834	39.3%
Other operating expenses	56,181	17.3%	54,195	16.3%	42,984	18.6%	42,290	17.5%
Selling, general and administrative expenses	29,902	9.2%	28,972	8.7%	5,433	2.4%	5,572	2.3%
Depreciation and amortization expense	20,107	6.2%	19,475	5.8%	13,531	5.9%	13,663	5.7%
Impairments	285	0.1%	—	—%	285	0.1%	—	—%
Operating Income	$11,434	3.5%	$9,012	2.7%	$13,323	5.8%	$20,627	8.6%

	Three Months Ended
	BEF Foods				Corporate and Other
(in thousands)	October 23, 2015		October 24, 2014		October 23, 2015	October 24, 2014
Net Sales	$94,280		$92,128		$—	$—
Cost of sales	40,984	43.5%	51,847	56.3%	—	—
Operating wage and fringe benefit expenses	10,943	11.7%	10,779	11.7%	—	—
Other operating expenses	13,197	14.0%	11,905	12.9%	—	—
Selling, general and administrative expenses	10,964	11.6%	6,918	7.5%	13,505	16,482
Depreciation and amortization expense	4,195	4.4%	4,323	4.7%	2,381	1,489
Impairments	—	—%	—	—%	—	—
Operating Income	$13,997	14.8%	$6,356	6.9%	$(15,886)	$(17,971)
These tables reflect data for the three months ended October 23, 2015, compared to the three months ended October 24, 2014. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The tables also include data for our two reporting segments, Bob Evans Restaurants and BEF Foods, and unallocated corporate and other costs. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.
Sales
Consolidated net sales decreased 2.5% to $325.0 million, for the three months ended October 23, 2015, compared to $333.3 million in the corresponding period last year. The net sales decrease was comprised of a decrease of $10.4 million in Bob Evans Restaurants, partially offset by an increase of $2.2 million in BEF Foods.
Bob Evans Restaurants’ net sales decreased $10.4 million, or 4.3%, for the three months ended October 23, 2015, compared to the corresponding period last year. Same-store sales declined 3.2%, primarily the result of a 3.9% decline in on-premise dining, including a 7.6% decline in our dinner daypart. The impact of declining dine-in sales was partially offset by continued growth in off-premises sales, which comprise approximately 15% of total restaurant net sales. Additionally there was a $4.8 million net reduction of sales due to the impact of closing 20 restaurants in the first six months of fiscal 2016, partially offset by $2.4 million of sales from six restaurants that opened in the second half of fiscal 2015.
Same-store sales computations for a given period are based on net sales of restaurants that are open for at least 18 months prior to the start of that period. Net sales of closed restaurants are excluded from the same-store sales computation in the period in which the restaurants are closed.

The following chart summarizes the restaurant openings and closings during the last six quarters for Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2016
1st quarter	567	—	18	549
2nd quarter	549	—	2	547
Fiscal 2015
1st quarter	561	1	—	562
2nd quarter	562	—	—	562
3rd quarter	562	2	—	564
4th quarter	564	4	1	567
BEF Foods net sales increased $2.2 million, or 2.3%, for the three months ended October 23, 2015, compared to the corresponding period last year. Total pounds sold increased by 5.1%, including a 14.2% increase in refrigerated side dish products and a 15.1% increase in sausage products, partially offset by a 26.8% decrease in food service. The increase in pounds sold was partially offset by lower net sausage pricing. Average sow costs in the second quarter of fiscal 2016 were lower than the prior year, which drove a $3.2 million increase in trade spending offered to customers, reducing our net sales and allowing us to maintain competitive position on shelf pricing. The following chart summarizes pounds sold by category in the three months ended October 23, 2015, and the corresponding period last year.

	Three Months Ended
(in thousands)	October 23, 2015		October 24, 2014
Category
Refrigerated Sides	28,086	54.3%	24,590	49.9%
Sausage	12,387	23.9%	10,760	21.9%
Food Service	6,908	13.3%	9,434	19.1%
Frozen	2,502	4.8%	2,606	5.3%
Other	1,891	3.7%	1,879	3.8%
Total	51,774		49,269
Cost of Sales
Consolidated cost of sales was $102.7 million, or 31.6% of net sales, in the three months ended October 23, 2015, compared to $116.0 million, or 34.8% of net sales, in the corresponding period a year ago. The 320 basis points ("bps") decrease in the cost of sales ratio was driven by a 20 bps weighted increase in Bob Evans Restaurants and a 340 bps weighted decrease in BEF Foods.
Bob Evans Restaurants’ cost of sales, predominantly food costs, was $61.7 million, or 26.8% of net sales, for the three months ended October 23, 2015, compared to $64.2 million, or 26.6% of net sales, in the corresponding period a year ago. The increase in the food cost rate as compared to last year was driven by an increase in food costs, primarily due to rising egg prices and partially offset by a reduction in discounting and a shift towards breakfast, which typically has lower ingredient costs, as a larger percentage of total daypart sales.
BEF Foods’ cost of sales was $41.0 million, or 43.5% of net sales, in the three months ended October 23, 2015, compared to $51.8 million, or 56.3% of net sales, in the corresponding period a year ago. The decrease in cost of sales as a percentage of sales was primarily due to the $6.5 million benefit of lower sow costs as compared to the prior year. Sow costs averaged $53.31 per hundredweight in the second quarter of fiscal 2016, compared to $78.82 per hundredweight in the corresponding period last year. Second quarter sow costs in fiscal 2016 were more in line with historical levels whereas fiscal 2015 sow costs were unusually high. The impact of lower cost of materials was partially offset by a $3.2 million increase in trade spending, primarily on sausage products as a result of lower sow costs. Margins were also positively affected by a $6.5 million impact from an increase in sales mix of our higher margin refrigerated side dish products and by improved production yields.

Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses (“operating wages”) were $104.4 million, or 32.1% of net sales, in the three months ended October 23, 2015, compared to $105.6 million, or 31.7% of net sales, in the corresponding period last year. The 40 bps increase in operating wages ratio was driven by a weighted bps increase in Bob Evans Restaurants.
Bob Evans Restaurants’ operating wages were $93.5 million, or 40.4% of net sales, in the three months ended October 23, 2015, compared to $94.8 million, or 39.3% of net sales, in the corresponding period last year. The increase in wages as a percentage of sales resulted from sales deleverage related to the 3.2% decline in same-store sales. The decrease in total operating wages as compared to the prior year was the result of $2.5 million lower operating wages, primarily driven by the impact of closing of 20 restaurants in the first six months of fiscal 2016, partially offset by $1.1 million of operating wages for stores that opened in the second half of last year.
In BEF Foods, operating wages were $10.9 million, or 11.7% of net sales, for the three months ended October 23, 2015, compared to $10.8 million, or 11.7% of net sales, in the corresponding period last year. Higher employee benefit costs, including incentive compensation, offset a decrease in production wages of $0.5 million.
Other Operating Expenses
Consolidated other operating expenses were $56.2 million, or 17.3% of net sales, for the three months ended October 23, 2015, compared to $54.2 million, or 16.3% of net sales, in the corresponding period last year. The 100 bps increase in other operating expenses ratio was driven by 80 bps weighted increase in Bob Evans Restaurants and a 20 bps weighted increase from BEF Foods. The most significant components of other operating expenses are utilities, advertising costs, repairs and maintenance, restaurant supplies, BEF Foods shipping and handling costs, credit and gift card processing fees and non-income based taxes.
Bob Evans Restaurants’ other operating expenses were $43.0 million, or 18.6% of net sales, for the three months ended October 23, 2015, compared to $42.3 million, or 17.5% of net sales, in the corresponding period last year. The increase in other operating expenses is primarily due to a $1.4 million increase in repairs and maintenance and service contract costs, partially offset by $0.7 million of lower occupancy and utility costs.
BEF Foods’ other operating expenses were $13.2 million, or 14.0% of net sales, for the three months ended October 23, 2015, compared to $11.9 million, or 12.9% of net sales, in the corresponding period last year. The increase in the other operating expenses is primarily due to a $1.8 million increase in advertising expense, partially offset by a $0.7 million reduction in shipping and handling costs, primarily driven by lower fuel costs.
Selling, General and Administrative Expenses
Consolidated S,G&A expenses were $29.9 million, or 9.2% of net sales, for the three months ended October 23, 2015, compared to $29.0 million, or 8.7% of net sales, in the corresponding period last year. The 50 bps increase in the S,G&A ratio was driven a weighted bps increase from BEF Foods.
S,G&A expenses incurred by Bob Evans Restaurants include restaurant management and restaurant executive leadership. Bob Evans Restaurants' S,G&A was $5.4 million, or 2.4% of net sales, for the three months ended October 23, 2015, compared to $5.6 million, or 2.3% of net sales, in the corresponding period last year. The decrease of $0.2 million is primarily due to a $1.0 million increase in gains related to the sale of nonoperating restaurant properties, partially offset by a $0.8 million increase in expense associated with the Company's 401(K) match.
S,G&A expenses incurred by BEF Foods include costs of our BEF Foods sales organization, and BEF Foods executive leadership. BEF Foods' S,G&A was $11.0 million, or 11.6% of net sales, for the three months ended October 23, 2015, compared to $6.9 million, or 7.5% of net sales in the corresponding period last year. The increase in BEF Foods S,G&A is primarily the result of the $3.4 million loss on the sale of our Sulphur Springs, Texas, manufacturing plant which the Company sold and leased back during the quarter. Additionally, we incurred $0.6 million of higher selling costs, primarily related to increased performance based compensation.
Corporate and other costs that are not allocated to our reporting segments include information technology, finance, legal, human resources, supply chain and other corporate functions, and includes costs such as ongoing IT infrastructure costs, third-party legal and professional fees and other costs. Corporate and other costs that are not allocated to our reporting segments were $13.5 million for the three months ended October 23, 2015, as compared to $16.5 million in the corresponding period last year. The decrease in corporate and other S,G&A was primarily the result of a $3.6 million decrease in third-party legal and professional fees, incurred last year in response to shareholder activism, partially offset by $0.6 million higher IT costs to support our new ERP system, which was put in service in the first quarter of fiscal 2016. Corporate wages and benefits decreased by $1.4 million as a result of headcount reductions and other benefit reductions, however these savings were offset by losses on investments held by our rabbi trust.
Depreciation and Amortization
Consolidated depreciation and amortization expenses (“D&A”) were $20.1 million, or 6.2% of net sales, for the three months ended October 23, 2015, compared to $19.5 million, or 5.8% of net sales, in the corresponding period last year. The 40 bps increase in the D&A ratio was driven primarily by higher depreciation and amortization on unallocated corporate assets.
Bob Evans Restaurants’ D&A expenses were $13.5 million, or 5.9% of net sales, for the three months ended October 23, 2015, compared to $13.7 million, or 5.7% of net sales, in the corresponding period last year. The decrease was primarily driven by the impact of stores that were closed in the first quarter of fiscal 2016 and are classified as held for sale on our Consolidated Balance Sheet.
BEF Foods’ D&A expenses were $4.2 million, or 4.4% of net sales, for the three months ended October 23, 2015, compared to $4.3 million, or 4.7% of net sales, in the prior year period. The decrease is a result of the sale of our Lima, Ohio, and Sulphur Springs, Texas, production facilities in the second quarter of fiscal 2016.
D&A expenses for unallocated corporate assets were $2.4 million for the three months ended October 23, 2015, compared to $1.5 million, in the corresponding period last year. The increase is primarily driven by depreciation and amortization on our ERP system, which was put in service on the first day of fiscal 2016.
Interest
Net interest expense for the three months ended October 23, 2015, compared to the corresponding period last year, is as follows:

	Three Months Ended
(in thousands)	October 23, 2015	October 24, 2014
Gross interest expense:
Variable-rate debt	$2,614	$2,575
Amortization of deferred financing costs and other	938	322
Capitalized interest	(39)	(91)
Total interest expense	3,513	2,806
Gross interest income:
Accretion	(513)	(458)
Other	(117)	(145)
Total interest income	(630)	(603)
Net interest expense	$2,883	$2,203
The increase in amortization of deferred financing costs was primarily driven by a $0.5 million write off of previously unamortized deferred financing costs related to the third amendment to our Credit Agreement, which was effective October 21, 2015.
Income Taxes
The provision for income taxes is based on our current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate for the three months ended October 23, 2015, was 24.8% compared to 11.3% in the corresponding period a year ago. The higher tax rate for the three months ended October 23, 2015, was driven primarily by discrete items booked in the second quarter of fiscal year 2015 related to the work opportunity tax credit and officers life insurance.

Results: Six Months Ended October 23, 2015, as Compared to Six Months Ended October 24, 2014
Bob Evans Farms, Inc. Consolidated Overview

Net sales were $646.7 million in the six months ended October 23, 2015, a decrease of $12.9 million compared to the prior year. Operating income was $19.7 million for the six months ended October 23, 2015, an increase of $10.6 million as compared to the corresponding period last year. The increase in operating income as compared to the corresponding period last year was due to lower cost of sales of $31.2 million, lower operating wages of $0.8 million, lower other operating expenses of

$0.1 million and lower impairment charges of $1.3 million. Offsetting these expense improvements were lower sales, higher S,G&A costs of $9.0 million and higher depreciation and amortization expenses of $0.8 million.
Pretax net income in the six months ended October 23, 2015, was $14.2 million as compared to a pretax income of $5.3 million in the corresponding period last year. The provision for income taxes was $3.5 million in the six months ended October 23, 2015, as compared to $0.2 million in the prior year. Earnings per diluted share was $0.47 per share in the six months ended October 23, 2015, as compared to $0.21 per share in the corresponding period last year. Refer to the sections below for analysis on our year to date fiscal 2016 operating results as compared to the comparable prior year period.

	Six Months Ended
	Consolidated Results				Bob Evans Restaurants
(in thousands)	October 23, 2015		October 24, 2014		October 23, 2015		October 24, 2014
Net Sales	$646,734		$659,619		$469,410		$481,302
Cost of sales	199,030	30.8%	230,180	34.9%	123,192	26.2%	127,376	26.5%
Operating wage and fringe benefit expenses	209,287	32.4%	210,042	31.8%	188,922	40.2%	189,675	39.4%
Other operating expenses	107,815	16.7%	107,909	16.4%	83,001	17.7%	84,795	17.6%
Selling, general and administrative expenses	70,361	10.9%	61,387	9.3%	23,868	5.1%	14,426	3.0%
Depreciation and amortization expense	40,260	6.2%	39,448	6.0%	27,010	5.8%	27,898	5.8%
Impairments	285	—%	1,577	0.2%	285	0.1%	1,577	0.3%
Operating Income	$19,696	3.0%	$9,076	1.4%	$23,132	4.9%	$35,555	7.4%

	Six Months Ended
	BEF Foods				Corporate and Other
(in thousands)	October 23, 2015		October 24, 2014		October 23, 2015	October 24, 2014
Net Sales	$177,324		$178,317		$—	$—
Cost of sales	75,838	42.8%	102,804	57.7%	—	—
Operating wage and fringe benefit expenses	20,365	11.5%	20,367	11.3%	—	—
Other operating expenses	24,814	14.0%	23,114	13.0%	—	—
Selling, general and administrative expenses	17,880	10.1%	14,032	7.9%	28,613	32,929
Depreciation and amortization expense	8,593	4.8%	8,599	4.8%	4,657	2,951
Impairments	—	—%	—	—%	—	—
Operating Income	$29,834	16.8%	$9,401	5.3%	$(33,270)	$(35,880)
These tables reflect data for the six months ended October 23, 2015, compared to the six months ended October 24, 2014. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The tables also include data for our two reporting segments, Bob Evans Restaurants and BEF Foods, and unallocated corporate and other costs. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.
Sales
Consolidated net sales decreased 2.0% to $646.7 million, for the six months ended October 23, 2015, compared to $659.6 million in the corresponding period last year. The net sales decline was comprised of decreases of $11.9 million in Bob Evans Restaurants and $1.0 million in BEF Foods.
Bob Evans Restaurants’ net sales decreased $11.9 million, or 2.5%, for the six months ended October 23, 2015, compared to the corresponding period last year. Same-store sales declined 1.7%, primarily the result of a 3.0% decline in on-premise dining attributable to lower transaction volumes in our dinner daypart. The impact of declining dine-in sales was partially offset by a 6.9% growth in off-premises sales, which comprise approximately 15% of total restaurant net sales. Additionally there was an $8.3 million net reduction of sales driven by the impact of closing 20 restaurants in the first six months of fiscal 2016, partially offset by the impact of $5.1 million in sales from seven restaurants that opened in the prior year.
BEF Foods net sales decreased $1.0 million, or 0.6%, for the six months ended October 23, 2015, compared to the corresponding period last year. As total pounds sold increased by 2.7%, the decline in net sales is primarily the result of lower net sausage pricing. Average sow costs in the first half of fiscal 2016 were lower than the prior year, which drove a $9.2 million increase in trade spending offered to customers, reducing our net sales and allowing us to maintain a competitive position on shelf pricing. The increase in total pounds sold as compared to last year is a function of increased refrigerated side dish and sausage pounds sold, offset by lower food service pounds sold. The following chart summarizes pounds sold by category in the six months ended October 23, 2015, and the corresponding period last year.

	Six Months Ended
(in thousands)	October 23, 2015		October 24, 2014
Category
Sides	52,010	53.6%	45,002	47.6%
Sausage	23,011	23.7%	20,025	21.2%
Food Service	13,674	14.1%	20,989	22.3%
Frozen	4,743	4.9%	4,803	5.1%
Other	3,582	3.7%	3,626	3.8%
Total	97,020		94,445
Cost of Sales
Consolidated cost of sales was $199.0 million , or 30.8% of net sales, in the six months ended October 23, 2015, compared to $230.2 million, or 34.9% of net sales, in the corresponding period a year ago. The 410 bps decrease in the cost of sales ratio was driven by a 20 bps weighted decrease in Bob Evans Restaurants and a 390 bps weighted decrease in BEF Foods.
Bob Evans Restaurants’ cost of sales, predominantly food costs, was $123.2 million, or 26.2% of net sales, for the six months ended October 23, 2015, compared to $127.4 million, or 26.5% of net sales, in the corresponding period a year ago. Margin improvements as compared to last year were primarily driven by a decline in food cost rate resulting from lower discounting, favorable commodities costs and a sales mix increase of breakfast items, which typically have lower ingredient costs.
BEF Foods’ cost of sales was $75.8 million, or 42.8% of net sales, in the six months ended October 23, 2015, compared to $102.8 million, or 57.7% of net sales, in the corresponding period a year ago. The decrease in cost of sales as a percentage of sales was primarily due to the $16.5 million benefit of lower sow costs as compared to the prior year, which were partially offset by a $9.2 million increase in trade spending, primarily on sausage as a result of lower sow costs, resulting in a positive $7.3 million impact on margins. Sow costs averaged $46.92 per hundredweight in the first six months of fiscal 2016, compared to $83.03 per hundredweight in the corresponding period last year. Margins were also positively impacted by a $13.2 million impact from a higher sales mix of our higher margin refrigerated side dish products.
Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses (“operating wages”) was $209.3 million, or 32.4% of net sales, in the six months ended October 23, 2015, compared to $210.0 million, or 31.8% of net sales, in the corresponding period last year. The 60 bps increase in operating wages ratio was driven by a weighted bps increase in Bob Evans Restaurants.
Bob Evans Restaurants’ operating wages were $188.9 million, or 40.2% of net sales, in the six months ended October 23, 2015, compared to $189.7 million, or 39.4% of net sales, in the corresponding period last year. The decrease in operating wages as compared to the prior year was the result of $4.1 million in lower restaurant wages, due to the closing of 20 restaurants in the first six months of fiscal 2016. This decrease was partially offset by $2.4 million higher restaurant wages related to seven stores that opened in fiscal 2015, as well as higher wages rates and other employee benefit costs, including health insurance.
BEF Foods' operating wages were $20.4 million, or 11.5% of net sales, for the six months ended October 23, 2015, compared to $20.4 million, or 11.3% of net sales, in the corresponding period last year. Production wages decreased by $0.7 million as compared to the prior year, the result of improved plant efficiencies, and were offset by higher employee benefit costs, including incentive compensation.
Other Operating Expenses
Consolidated other operating expenses were $107.8 million, or 16.7% of net sales, for the six months ended October 23, 2015, compared to $107.9 million, or 16.4% of net sales, in the corresponding period last year. The 30 bps increase in other operating expenses ratio was driven by 10 bps weighted increase in Bob Evans Restaurants and a 20 bps weighted increase from BEF Foods. The most significant components of other operating expenses are utilities, advertising costs, repairs and maintenance, restaurant supplies, BEF Foods shipping and handling, credit and gift card processing fees and non-income based taxes.

Bob Evans Restaurants’ other operating expenses were $83.0 million, or 17.7% of net sales, for the six months ended October 23, 2015, compared to $84.8 million, or 17.6% of net sales, in the corresponding period last year. The decrease in other operating expenses is primarily due to a $1.4 million reduction in occupancy costs including real estate taxes and insurance, a $1.1 million reduction in utilities and a $0.7 million reduction in advertising costs, partially offset by a $1.5 million increase in repairs and maintenance and service contract costs.
BEF Foods’ other operating expenses were $24.8 million, or 14.0% of net sales, for the six months ended October 23, 2015, compared to $23.1 million, or 13.0% of net sales, in the corresponding period last year. The increase in the other operating expenses is primarily due to a $2.6 million increase in advertising expense, partially offset by a $1.1 million reduction in shipping and handling costs, primarily driven by lower fuel costs.
Selling, General and Administrative Expenses
Consolidated S,G&A expenses were $70.4 million, or 10.9% of net sales, for the six months ended October 23, 2015, compared to $61.4 million, or 9.3% of net sales, in the corresponding period last year. The 160 bps increase in the S,G&A ratio was driven by a 90 bps weighted increase from Bob Evans Restaurants, a 90 weighted bps increase from BEF Foods and a 20 bps decrease related to corporate and other costs.
S,G&A expenses incurred by Bob Evans Restaurants include restaurant management and restaurant executive leadership. Bob Evans Restaurants' S,G&A was $23.9 million, or 5.1% of net sales, for the six months ended October 23, 2015, compared to $14.4 million, or 3.0% of net sales, in the corresponding period last year. The increase of $9.5 million is primarily due to a $10.5 million charge for a settlement of a class action lawsuit in the current year, partially offset by a $1.0 million increase in gains related to the sale of nonoperating restaurant properties.
S,G&A expenses incurred by BEF Foods include costs of our BEF Foods sales organization, and BEF Foods executive leadership. BEF Foods' S,G&A was $17.9 million, or 10.1% of net sales, for the six months ended October 23, 2015, compared to $14.0 million, or 7.9% of net sales in the corresponding period last year. The increase in BEF Foods SG&A costs is primarily driven by the $3.4 million loss recorded on the sale and subsequent leaseback of our Sulphur Springs, Texas, manufacturing facility, as well as higher selling costs, including higher performance based incentive compensation.
Corporate and other costs that are not allocated to our reporting segments include information technology, finance, legal, human resources, supply chain and other corporate functions, and includes costs such as ongoing IT infrastructure costs, including certain costs related to our new ERP system, third-party legal and professional fees and other costs. Corporate and other costs that are not allocated to our reporting segments were $28.6 million for the six months ended October 23, 2015, as compared to $32.9 million in the corresponding period last year. The $4.3 million decrease in corporate and other S,G&A was primarily the result of a $5.5 million decrease in third-party legal and professional fees, incurred last year in response to shareholder activism and strengthening the Company's internal controls over financial reporting, partially offset by a $1.4 million increase in IT costs related to support of our new ERP system, which was put in service in the first quarter of fiscal 2016. Wages for employees not directly associated with one of our reporting segments decreased by $1.6 million, a result of headcount reductions and other corporate savings initiatives. These savings were offset by higher other employee benefit costs, including a $1.7 million increase in expenses related to losses on our rabbi trust investments.
Depreciation and Amortization
Consolidated depreciation and amortization expenses (“D&A”) were $40.3 million, or 6.2% of net sales, for the six months ended October 23, 2015, compared to $39.4 million, or 6.0% of net sales, in the corresponding period last year. The 20 bps increase in the D&A ratio was driven by higher depreciation and amortization on unallocated corporate assets.
Bob Evans Restaurants’ D&A expenses were $27.0 million, or 5.8% of net sales, for the six months ended October 23, 2015, compared to $27.9 million, or 5.8% of net sales, in the corresponding period last year. The decrease was primarily driven by stores that were closed in the first six months of fiscal 2016 and are classified as held for sale on our Consolidated Balance Sheet, and the impact of assets on accelerated depreciation methods.
BEF Foods’ D&A expenses were $8.6 million, or 4.8% of net sales, for the six months ended October 23, 2015, compared to $8.6 million, or 4.8% of net sales, in the prior year period.
D&A expenses for unallocated corporate assets were $4.7 million for the six months ended October 23, 2015, compared to $3.0 million, in the corresponding period last year. The increase is primarily driven by depreciation and amortization on our ERP system, which was put in service on the first day of fiscal 2016.

Interest
Net interest expense for the six months ended October 23, 2015, compared to the corresponding period last year, is as follows:

	Six Months Ended
(in thousands)	October 23, 2015	October 24, 2014
Gross interest expense:
Variable-rate debt	$5,408	$4,654
Amortization of deferred financing costs and other	1,375	485
Capitalized interest	(50)	(147)
Total interest expense	6,733	4,992
Gross interest income:
Accretion	(1,011)	(903)
Other	(233)	(270)
Total interest income	(1,244)	(1,173)
Net interest expense	$5,489	$3,819
The increase in variable-rate debt was primarily driven by higher average borrowings on our Credit Agreement during the six months ended October 23, 2015, as compared to the corresponding period last year. The increase in amortization of deferred financing costs is driven by the additional deferred costs incurred as part of our second and third amendments to the Credit Agreement as well as a $0.5 million write off of previously unamortized deferred financing fees associated with the third amendment to our Credit Agreement, which was effective October 21, 2015.
Income Taxes
The provision for income taxes is based on our current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was 24.6% for the six months ended October 23, 2015, as compared to 4.5% for the corresponding period a year ago. The higher tax rate for the six months ended October 23, 2015, was driven primarily by discrete items booked in the second quarter of fiscal year 2015 related to the work opportunity tax credit and officers' life insurance.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operating activities, the borrowing capacity under our Credit Agreement and our ability to incur sale leaseback indebtedness of up to $300 million.
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
Capital expenditures were $26.7 million and $37.0 million, respectively, for the six months ended October 23, 2015, and October 24, 2014. In the six months ended October 23, 2015, capital expenditures primarily related to our ERP system, other IT infrastructure projects and general restaurant improvements. In the six months ended October 24, 2014, capital expenditures primarily related to new restaurant construction and our ERP system. In fiscal 2016, capital expenditures are expected to approximate $78.0 million to $82.0 million and include expenditures for a new restaurant point-of-sale system and general restaurant improvements, adding an additional refrigerated side dish production line at our Lima, Ohio, plant and other production facility upgrades, the next phases of our ERP system and other IT infrastructure.
During each of the first and second quarters of fiscal years 2016 and 2015, we paid cash dividends of $0.31 per share. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends are at the discretion of our Board of Directors.
On August 20, 2014, the Board of Directors increased the authorization of our stock repurchase program for up to $150.0 million through fiscal 2016. The program authorizes the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. The ability to repurchase stock and complete the repurchase program is dependent upon our having available funds and complying with the financial covenants and other restrictions contained in our Credit Agreement and the repurchase authorization. In the first two quarters of fiscal 2016 we repurchased approximately 2.3 million shares for $104.9 million. The repurchases were funded primarily through additional borrowings on our Credit Agreement, cash from operations and the $50.0 million of proceeds from the plant sale lease back transaction. We expect to repurchase additional shares of our common stock with the remaining authorized $45.1 million before the end of fiscal 2016.
On November 19, 2015, the Board of Directors approved an additional $100.0 million share repurchase program. The program authorizes the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. The share repurchase authorization expires on December 31, 2016. We expect to repurchase shares through this program after we complete the initial $150.0 million of authorized repurchases. The additional repurchase program will be funded in part through the net proceeds from the expected sale leaseback of restaurant properties (see below for additional information).
On January 2, 2014, we entered into the Credit Agreement, which represents a syndicated secured revolving credit facility. We incurred financing costs of $2.1 million associated with this Credit Agreement, which are being amortized over the remaining term of the agreement. As a result of the Third Amendment to the Credit Agreement, effective October 21, 2015, and discussed further below, up to $650 million of borrowings are available, including a letter of credit sub-facility of $50 million, and an accordion provision that permits the Company to request an additional $300 million for certain transactions, increasing the revolving credit commitment to $950 million. It is secured by the stock pledges of certain of our material subsidiaries. Borrowings under the Credit Agreement bear interest, at our option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 1.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.50%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.00%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. Our effective interest rate for the Credit Agreement was 2.09% during the six months ended October 23, 2015. As of October 23, 2015, we had outstanding borrowings of $471.4 million under our credit facility and $12.4 million was reserved for certain standby letters of credit.
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
In the second quarter of fiscal 2016, we entered into a Third Amendment to the Credit Agreement dated and effective as of October 21, 2015. The terms of the Credit Agreement were amended related to: (a) increase the level of permitted indebtedness in connection with sale and leaseback transactions of assets from $100 million to $300 million, (b) removal of the $150 million share repurchase restriction during the 2016 fiscal year, (c) decrease the size of the facility from $750 million to $650 million, (d) modification of the definition of the leverage ratio to account for rent expense from leases so that the leverage ratio will be calculated as consolidated indebtedness plus 600% of annual rent expense versus consolidated EBITDAR, and (e) inclusion of an add back to the leverage ratio calculation for costs related to the settlement of a class action lawsuit. We incurred and paid fees of $0.8 million associated with this amendment, which will be amortized over the remaining term of the Credit Agreement using the straight line method, which approximates the effective interest method.
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. It requires us to maintain a specified minimum coverage ratio and maximum leverage ratio at October 23, 2015, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed

4.50 to 1.00. As of October 23, 2015, our leverage ratio was 3.12, and our coverage ratio was 12.08, as defined in our Credit Agreement. Our Credit Agreement also limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. The Credit Agreement also allows for the incurrence of additional indebtedness of up to $300 million, a sale leaseback of our real estate of up to $300 million and mortgage indebtedness on our corporate headquarters of up to $50 million. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement to extend further credit, terminated. We were in compliance with the financial covenant requirements of our Credit Agreement as of October 23, 2015.
We believe that our cash flow from operations as well as the available borrowings under our Credit Agreement and our ability to incur additional sale leaseback indebtedness, will be sufficient to fund anticipated capital expenditures, working capital requirements, dividend payments and share repurchases during fiscal 2016.
Beginning in fiscal 2015, management has worked closely with the Board of Directors and its strategic advisers to assess various alternatives to increase shareholder value. In particular, the Company has determined it will pursue several transactions with respect to its real estate assets. In the second quarter of fiscal 2016, we entered into an agreement pursuant to which we sold our manufacturing properties located in Lima, Ohio, and Sulphur Springs, Texas, for $51.6 million.  We received net proceeds of $50.0 million, after consideration of closing and other transaction costs. Concurrent with the sale, we entered into a lease agreement pursuant to which we leased both the Lima and Sulphur Springs manufacturing properties for an initial 20-year term at an annual, straight-line rent expense of $4.1 million, inclusive of the amortized deferred gain on the Lima, Ohio, location. The lease agreements each include two ten-year renewal options. Additionally the Company has completed its review of alternatives concerning a strategic transaction for our owned restaurant properties and determined that a sale leaseback transaction of up to $200 million of restaurant properties is the most appropriate transaction given our current business and market conditions. The Company continues to evaluate a sale leaseback or mortgage our corporate headquarters property located in New Albany, Ohio. We expect to utilize proceeds from the restaurant and corporate headquarters transactions to pay down debt and to repurchase shares, while maintaining prudent leverage.
Operating activities
Net cash provided by operating activities was $66.4 million and $39.8 million for the six months ended October 23, 2015, and October 24, 2014, respectively. The increase in cash provided by operating activities as compared to a year ago is primarily due to an increase in net income from operations and improved working capital management.
Investing activities
Cash provided by investing activities was $31.2 million for the six months ended October 23, 2015, while cash used in investing activities was $36.1 million for the six months ended October 24, 2014. The increase in cash provided by investing activities was primarily due to an increase in proceeds from sale of property, plant and equipment of $57.3 million, which includes $50.0 million of net proceeds from the sale of our Lima, Ohio, and Sulphur Springs, Texas, facilities as well as proceeds from the sale of nonoperating restaurant properties. In addition, there was a decrease in capital expenditures of $10.3 million compared to the prior year, as the Company completed the first phase of our ERP system in the fourth quarter of fiscal 2015.
Financing activities
Cash used in financing activities was $98.6 million for the six months ended October 23, 2015, as compared to cash used in financing activities of $7.8 million for the six months ended October 24, 2014. The increase in cash used by financing activities was primarily due to the $104.9 million of repurchases of our common stock in the first and second quarter of fiscal 2016, partially offset by $23.6 million of incremental borrowings on our Credit Agreement and other long-term debt in the current year as compared to just $9.0 million of incremental borrowings on our Credit Agreement and other long-term debt in the corresponding period last year.
Contractual obligations
Other than the amendment to our Credit Agreement, discussed in Note 2, and the sale leaseback transaction discussed in Note 11, there have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in our Annual Report on Form 10-K, for the fiscal year ended April 24, 2015.
Off-Balance Sheet Arrangements
As of October 23, 2015, we have not entered into any “off-balance sheet” arrangements with unconsolidated entities or other persons, as that term is defined in rules issued by the SEC.

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
Interest Rate Risk

At October 23, 2015, our outstanding debt included $471.4 million outstanding on the credit facility, and $3.3 million of other outstanding long-term notes. A change in market interest rates will impact our Credit Agreement when there is an outstanding balance.  For example, a one percent increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $4.8 million, assuming the $471.4 million outstanding at October 23, 2015, was outstanding for the entire year.
Commodities Prices

We purchase certain commodities such as beef, pork, poultry, seafood, produce and dairy products. These commodities are generally purchased based upon market prices established with suppliers. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid. Most commodity price aberrations are generally short-term in nature and for some commodities, such as sows, hedge instruments are not available.
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
On April 25, 2015, we implemented the first phase of an enterprise resource planning (“ERP”) system on a company-wide basis, which is expected to improve the efficiency of certain financial and related transaction processes. The implementation resulted in business and operational changes, which required changes to our internal controls over financial reporting. We believe we have designed adequate controls into and around the new ERP system, which includes performing significant procedures, both within the ERP and outside the ERP, to monitor, review and reconcile financial activity for the second quarter of fiscal 2016 to ensure ongoing reliability of our financial reporting.
Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended October 23, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In May 2014, the same plaintiffs’ counsel in the Snodgrass matter filed essentially duplicative claims under the overtime laws of the State of Ohio and Commonwealth of Pennsylvania, styled Utterback v. Bob Evans Farms, LLC Case No. CV14826909 in the Court of Common Pleas of Cuyahoga County, Ohio (“Utterback”) and Mackin v. Bob Evans Farms, LLC Case No. 2:14-cv-450 in the United States District Court for the Southern District of Ohio (“Mackin”), respectively. Neither the Utterback nor Mackin proceedings have been certified for class status at this time.
While we continue to believe that our assistant managers were properly classified as exempt from the respective Federal and State overtime requirements and that we have meritorious defenses to the claims in each of the Snodgrass, Utterback and Mackin matters, as previously reported in our Annual Report in Form 10-K for the fiscal year ended April 24, 2015, in the fourth quarter of fiscal 2015 we received an unfavorable ruling related to the Snodgrass litigation and determined a settlement of all three matters was in the best interest of the Company.
In June 2015, counsel for all parties attended the second mediation in the Snodgrass matter in an attempt to resolve each of the Snodgrass, Utterback and Mackin litigation matters. On July 31, 2015, the Company and counsel for the plaintiffs reached an agreement in principle to resolve all claims presented in the Snodgrass, Mackin and Utterback cases for the total sum of $16.5 million on a claims made basis.  A Settlement Agreement was executed by the parties on October 2, 2015, and the Court provided preliminary approval on October 23, 2015.
In connection with the unfavorable ruling, we recorded a charge of $6 million in the fourth quarter of fiscal 2015. As a result of the agreement in principle, we have recorded an additional charge of $10.5 million in the first quarter of fiscal 2016. This expense was recorded to the Bob Evans Restaurants segment and in the S,G&A line of the Consolidated Statements of Net Income.
Other Matters: The Division of Enforcement of the SEC is conducting a formal investigation relating to disclosures set forth in our filings on Form 8 - K and Form 10 - Q/A both filed on December 3, 2014.  Those filings  addressed  the correction of our error in the classification of our borrowings under our credit agreement as a current liability rather than as a long-term liability, as reported in our Form 10 - Q filed on August 27, 2014.  We are cooperating fully with the SEC in this matter.   The Company cannot predict the duration, scope or outcome of the SEC’s investigation.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 24, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 25, 2014, the Board of Directors authorized a stock repurchase program for up to $100.0 million. The program authorized the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. The ability to repurchase stock and complete the repurchase program is dependent upon the Company having available funds and complying with the financial covenants and other restrictions contained within the Company’s Credit Agreement and the repurchase authorization.

On August 20, 2014, the Board of Directors increased the authorization for the current stock repurchase program to $150.0 million and extended the authorization period through fiscal 2016.
In the second quarter of fiscal 2016 we repurchased approximately 1.0 million shares for $44.4 million. The repurchases were funded primarily through additional borrowings on our Credit Agreement and cash from operations. We expect to repurchase additional shares of our common stock with the remaining authorized $45.1 million before the end of fiscal 2016.
On November 19, 2015, the Board of Directors approved an additional $100.0 million share repurchase program. The program authorizes the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. The share repurchase authorization expires on December 31, 2016. We expect to repurchase shares through this program after we complete the initial $150.0 million of authorized repurchases.
The following table provides information regarding the purchases of shares of Common Stock of Bob Evans made by the Company during each fiscal month of the three months ended October 23, 2015:

Period (Fiscal Month)	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 25, 2015, through August 21, 2015	—	$—	—	$89,436,442
August 22, 2015, through September 18, 2015	323,387	$46.18	323,387	$74,502,430
September 19, 2015, through October 23, 2015	656,211	$44.85	656,211	$45,071,367
	979,598	$45.29	979,598
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS
See index to exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.

Date: December 2, 2015	By:	/s/ Douglas N. Benham
Douglas N. Benham Executive Chair (Principal Executive Officer)

Date: December 2, 2015	By:	/s/ Mark E. Hood
Mark E. Hood* Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

Date: December 2, 2015	By:	/s/ Sylvester J. Johnson
Sylvester J. Johnson* Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
 * Messrs. Hood and Johnson have been duly authorized to sign on behalf of the Registrant as its principal financial officer and its principal accounting officer, respectively.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated October 23, 2015
Bob Evans Farms, Inc.

Exhibit Number	Description	Location
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
4.1
Third Amendment to $650,000,000 Revolving Credit Facility Amended and Restated Credit Agreement effective October 21, 2015 among Bob Evans Farms, LLC, as borrower; Bob Evans Farms, Inc. and its wholly-owned subsidiary, BEF Foods, Inc., as guarantors; PNC Bank, National Association, as administrative agent, and the other Lenders party thereto.

Incorporated herein by reference to Exhibit 4.1 to Bob Evans Farms, Inc.'s Form 8-K Filed October 21, 2015 (File No. 0-1667)
10.1	Purchase and Sale Agreement between BEF Foods, Inc., an Ohio corporation and Broadstone Net Lease Acquisitions , LLC, a New York limited liability company, dated October 19, 2015	Filed herewith
10.2	Lease Guaranty by Bob Evans Farms, Inc., a Delaware corporation, for the benefit of Broadstone BEF Portfolio, LLC, a New York limited liability company, dated October 23, 2015	Filed herewith
10.3	Lease Guaranty by Bob Evans Farms, LLC, an Ohio limited liability company, for the benefit of Broadstone BEF Portfolio, LLC, a New York limited liability company, dated October 23, 2015	Filed herewith
10.4	Master Lease Agreement by BEF Foods, Inc., an Ohio corporation, and Broadstone BEF Portfolio, LLC, a New York limited liability company, dated October 23, 2015	Filed herewith
10.5	Employment Agreement for Saed Mohseni dated November 14, 2015	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.'s Form 8-K Filed November 17, 2015 (File No. 0-1667)
10.6	Bob Evans Farms, Inc. Amended and Restated Change In Control and Severance Plan dated November 14, 2015	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.'s Form 8-K Filed November 17, 2015 (File No. 0-1667)
10.7	Employment Agreement for Douglas N. Benham dated August 27, 2015	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.'s Form 8-K Filed August 28, 2015 (File No. 0-1667)
10.8	Equity Award to Douglas N. Benham dated September 4, 2015	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith