Form 10-Q
period 2016-01-22
BOB EVANS FARMS INC
filed 2016-03-02
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 22, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
As of February 26, 2016, the registrant had 19,800,838 shares of its common stock, $.01 par value, outstanding.

BOB EVANS FARMS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOB EVANS FARMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	Unaudited January 22, 2016	April 24, 2015
Assets
Current Assets
Cash and equivalents	$7,680	$6,358
Accounts receivable, net	28,827	26,100
Inventories	23,275	24,620
Deferred income taxes	16,974	16,117
Federal and state income taxes receivable	4,530	23,722
Prepaid expenses and other current assets	8,235	5,035
Current assets held for sale	12,221	22,243
Total Current Assets	101,742	124,195
Property, Plant and Equipment	1,564,698	1,585,882
Less accumulated depreciation	799,768	756,015
Net Property, Plant and Equipment	764,930	829,867
Other Assets
Deposits and other	5,093	3,756
Notes receivable	20,420	18,544
Rabbi trust assets	20,534	32,302
Goodwill and other intangible assets	19,868	19,986
Non-current deferred tax assets	2,326	2,326
Long-term assets held for sale	—	1,611
Total Other Assets	68,241	78,525
Total Assets	$934,913	$1,032,587
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$417	$409
Accounts payable	28,238	30,019
Accrued property, plant and equipment purchases	3,283	4,820
Accrued non-income taxes	17,832	14,951
Accrued wages and related liabilities	22,851	34,529
Self-insurance reserves	21,644	18,900
Deferred gift card revenue	18,659	13,714
Current reserve for uncertain tax provision	1,481	1,594
Other accrued expenses	43,059	34,156
Total Current Liabilities	157,464	153,092
Long-Term Liabilities
Deferred compensation	17,607	22,481
Reserve for uncertain tax positions	2,807	2,767
Deferred income taxes	18,546	17,825
Deferred rent and other	8,309	5,755
Credit facility borrowings and other long-term debt	495,626	450,676
Total Long-Term Liabilities	542,895	499,504
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000 shares; issued 42,638 shares at January 22, 2016, and April 24, 2015	426	426
Capital in excess of par value	241,156	235,958
Retained earnings	838,564	836,362
Treasury stock, 22,512 shares at January 22, 2016, and 19,231 shares at April 24, 2015, at cost	(845,592)	(692,755)
Total Stockholders’ Equity	234,554	379,991
Total Liabilities and Stockholders' Equity	$934,913	$1,032,587
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME
UNAUDITED
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 22, 2016	January 23, 2015	January 22, 2016	January 23, 2015
Net Sales	$346,505	$357,177	$993,239	$1,016,796
Cost of sales	118,581	124,544	317,611	354,723
Operating wage and fringe benefit expenses	106,607	109,116	315,894	319,158
Other operating expenses	53,592	54,804	161,407	162,713
Selling, general and administrative expenses	29,005	38,965	99,366	100,353
Depreciation and amortization expense	19,856	20,403	60,116	59,851
Impairments	804	1,672	1,089	3,249
Operating Income	18,060	7,673	37,756	16,749
Net interest expense	2,367	2,406	7,856	6,225
Income Before Income Taxes	15,693	5,267	29,900	10,524
Provision (Benefit) for income taxes	2,762	(653)	6,258	(419)
Net Income	$12,931	$5,920	$23,642	$10,943
Earnings Per Share — Net Income
Basic	$0.62	$0.25	$1.08	$0.47
Diluted	$0.62	$0.25	$1.08	$0.46

Cash Dividends Paid Per Share	$0.34	$0.31	$0.96	$0.93

Weighted Average Shares Outstanding
Basic	20,692	23,515	21,845	23,487
Dilutive shares	111	231	144	230
Diluted	20,803	23,746	21,989	23,717
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Nine Months Ended
	January 22, 2016	January 23, 2015
Operating activities:
Net income	$23,642	$10,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,116	59,851
Impairments	1,089	3,249
Loss on disposal of fixed assets	820	1,624
Loss (Gain) on rabbi trust assets	1,768	(204)
(Gain) Loss Deferred compensation	(1,146)	1,953
Share-based compensation	4,656	2,158
Accretion on long-term note receivable	(1,539)	(1,374)
Deferred income taxes	(136)	(4,596)
Amortization of deferred financing costs	1,762	749
Cash provided by (used for) assets and liabilities:
Accounts receivable	(2,727)	2,585
Inventories	1,345	(166)
Prepaid expenses and other current assets	1,555	(267)
Accounts payable	(1,781)	505
Federal and state income taxes	19,119	4,279
Accrued wages and related liabilities	(6,633)	3,583
Self-insurance	2,744	1,125
Accrued non-income taxes	2,881	(3,320)
Deferred gift card revenue	4,945	5,250
Other assets and liabilities	5,001	(6,927)
Net cash provided by operating activities	117,481	81,000
Investing activities:
Purchase of property, plant and equipment	(48,663)	(58,921)
Proceeds from sale of property, plant and equipment	64,065	9,696
Liquidation of rabbi trust assets	5,245	—
Deposits and other	(582)	(246)
Net cash provided by (used in) investing activities	20,065	(49,471)
Financing activities:
Cash dividends paid	(21,132)	(21,711)
Gross proceeds from credit facility borrowings and other long-term debt	506,626	316,253
Gross repayments of credit facility borrowings and other long-term debt	(461,668)	(327,995)
Payments of debt issuance costs	(2,517)	(1,279)
Purchase of treasury stock	(156,654)	—
Proceeds from share-based compensation	214	478
Cash paid for taxes on share-based compensation	(1,177)	(1,790)
Excess tax benefits from share-based compensation	84	513
Net cash used in financing activities	(136,224)	(35,531)
Net decrease in cash and equivalents	1,322	(4,002)
Cash and equivalents at the beginning of the period	6,358	7,826
Cash and equivalents at the end of the period	$7,680	$3,824
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
Description of Business: As of January 22, 2016, we operated 548 full-service Bob Evans Restaurants in 18 states. Bob Evans Restaurants are primarily located in the Midwest, Mid-Atlantic and Southeast regions of the United States. In the BEF Foods segment we produce and distribute a variety of complementary home-style, refrigerated side dish convenience food items and pork sausage under the Bob Evans ®, Owens ® and Country Creek ® brand names. These food products are available throughout the United States and Canada. We also manufacture and sell similar products to food-service accounts, including Bob Evans Restaurants and other restaurants and food sellers.
Reporting Segments: We have two reporting segments: Bob Evans Restaurants and BEF Foods. The revenues from these two segments include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements. Operating income represents earnings before interest and income taxes. All direct costs related to our two reporting segments are included in segment results, while certain costs related to corporate and other functions are not allocated to our reporting segments. Prior to the first quarter of fiscal 2016, we allocated these corporate and other costs to our reporting segments. This change in reporting was made to present our results in line with the changes made during the first quarter in how our chief operating decision maker measures results of operations and allocates resources. We have adjusted the prior year amounts to reflect this change in presentation. See Note 9 for detailed segment information.
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
In addition, we recognize income on unredeemed gift cards (“gift card breakage”) based on historical redemption patterns, referred to as the redemption recognition method. Gift card breakage is recognized proportionately over the period of redemption in net sales in the Consolidated Statements of Net Income. The liability for unredeemed gift cards is included in deferred revenue on the Consolidated Balance Sheets, and was $18,659 and $13,714 at January 22, 2016, and April 24, 2015, respectively.
Promotional (Trade) Spending: We engage in promotional (sales incentive / trade spend) programs in the form of promotional discounts and coupons at Bob Evans Restaurants, and off-invoice deductions, billbacks, and cooperative advertising at BEF Foods. Costs associated with these programs are classified as a reduction of gross sales in the period in which the sale occurs. Promotional spending at Bob Evans Restaurants, primarily comprised of discounts taken on dine-in sales, was $12,275 and $13,858 for the three months ended January 22, 2016, and January 23, 2015, respectively, and $30,528 and $43,648 for the nine months ended January 22, 2016, and January 23, 2015, respectively. Promotional spending at BEF Foods, primarily comprised of off-invoice deductions and billbacks, was $26,658 and $18,539 for the three months ended January 22, 2016, and January 23, 2015, respectively, and $57,066 and $39,699 for the nine months ended January 22, 2016, and January 23, 2015, respectively.
Shipping and Handling costs: Expenditures related to shipping our BEF Foods' products to our customers are expensed when incurred. Shipping and handling costs were $3,680 and $4,319 for the three months ended January 22, 2016, and January 23, 2015, respectively, and $10,871 and $12,610 for the nine months ended January 22, 2016, and January 23, 2015, respectively, and are recorded in the other operating expenses line of the Consolidated Statements of Net Income.

Accounts Receivable: Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. Accounts receivable for Bob Evans Restaurants consist primarily of credit card receivables, while accounts receivable for BEF Foods consist primarily of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us were to occur, the recoverability of amounts due to us could change by a material amount. We had allowance for doubtful accounts of $441 and $542 as of January 22, 2016, and April 24, 2015, respectively. Accounts receivable included credits of $7,949 and $3,671 as of January 22, 2016, and April 24, 2015, respectively, related to promotional incentives that reduce what is owed to the Company from certain BEF Foods' customers.

Notes Receivable: As a result of the sale of Mimi’s Café to Le Duff America, Inc. ("Le Duff"), we received a Promissory Note ("the Note") for $30,000. The Note has an annual interest rate of 1.5%, a term of seven years and a principal and interest payment due in February 2020. Partial prepayments are required prior to maturity if the buyer's business reaches certain levels of EBITDA during specified periods. Our right to repayment under the Note is subordinated to third-party lenders as well as other funding that may be provided by the parent company. In the event of a sale or liquidation of the Mimi’s Café restaurant chain or the entity that owns it by its parent company, our right to repayment may be subordinated to payments owed to the parent company and / or potentially reduced based on the funds available for repayment. The note was originally valued using a discounted cash flow model. The Company recognized accretion income on the Note of $528 and $471 for the three months ended January 22, 2016, and January 23, 2015, respectively, and $1,539 and $1,374 for the nine months ended January 22, 2016, and January 23, 2015, respectively. These gains are reflected within the Net Interest Expense caption of the Consolidated Statements of Net Income.

Inventories: We value our Bob Evans Restaurants' inventories at the lower of first-in, first-out cost (“FIFO”) or market and our BEF Foods' inventories at an average cost method which approximates a FIFO basis due to the perishable nature of that inventory. Inventory includes raw materials and supplies ($15,009 at January 22, 2016, and $12,898 at April 24, 2015) and finished goods ($8,266 at January 22, 2016, and $11,722 at April 24, 2015).
Property, Plant and Equipment: Property, plant and equipment is recorded at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to fiscal 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (5 to 50 years) and machinery and equipment (3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the initial lease terms. Total depreciation expense was $19,816 and $20,364 in the three months ended January 22, 2016, and January 23, 2015, respectively, and $59,997 and $59,733 for the nine months ended January 22, 2016, and January 23, 2015, respectively.
During the three and nine months ended January 22, 2016, we capitalized internal labor costs of $514 and $1,615 primarily for our enterprise resource planning system ("ERP") and other IT projects. During the three and nine months ended January 23, 2015, we capitalized internal labor costs of $1,077 and $3,473, which included $2,528 of capitalized costs for ERP and $945 for new restaurant construction on a year to date basis. The first phase of our ERP system was put in service on April 25, 2015, and has an expected useful life of 10 years. We are working to implement the second phase of our ERP system, which is expected to go live in fiscal 2017.
We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstance indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair values of the assets. See Note 5 for further information. Assets for nine nonoperating Bob Evans Restaurants' locations and our former Richardson, Texas, plant location totaling $12,221 are classified as current assets held for sale in the Consolidated Balance Sheet as of January 22, 2016. Assets for 19 nonoperating Bob Evans Restaurants' locations, as well as our Richardson, Texas, location totaling $22,243 are classified as current assets held for sale in the Consolidated Balance Sheet as of April 24, 2015. Assets for two nonoperating Bob Evans Restaurants' locations totaling $1,611 are classified as long-term assets held for sale in the Consolidated Balance Sheet as of April 24, 2015.
Goodwill and Other Intangible Assets: Goodwill, which represents the cost in excess of fair market value of net assets acquired, was $19,634 as of January 22, 2016, and April 24, 2015. Other intangible assets were $234 and $352 as of January 22, 2016, and April 24, 2015, respectively. The goodwill and other intangible assets are related to the BEF Foods segment. Other intangible assets represents definite-lived non-compete agreements that are amortized on a straight-line basis over the estimated economic life of five years. Goodwill is tested for impairment during the fourth quarter each year, or on a more frequent basis when indicators of impairment exist.
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
The numerator in calculating both basic and diluted EPS for each period is reported net income. The denominator is based on the following weighted-average shares outstanding:

	Three Months Ended		Nine Months Ended
(in thousands)	January 22, 2016	January 23, 2015	January 22, 2016	January 23, 2015
Basic	20,692	23,515	21,845	23,487
Dilutive shares	111	231	144	230
Diluted	20,803	23,746	21,989	23,717

In the three and nine months ended January 22, 2016, 249,684 and 240,974 shares of common stock, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. In the three and nine months ended January 23, 2015, 34,419 and 40,627 shares of common stock, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive.
Dividends: In the three months ended January 22, 2016, and January 23, 2015, the Company paid a quarterly dividend equal to $0.34 and $0.31, respectively, per share on our outstanding common stock. In the nine months ended January 22, 2016, and January 23, 2015, the Company paid dividends equal to $0.96 and $0.93, respectively, per share on our outstanding common stock. Individuals that hold awards for unvested and outstanding restricted stock units, market-based performance share units and outstanding deferred stock awards are entitled to receive dividend equivalent rights equal to the per-share cash dividends paid on outstanding units. Dividend equivalent rights are forfeitable until the underlying share-units from which they were derived vest. Share-based dividend equivalents are recorded as a reduction to retained earnings, with an offsetting increase to capital in excess of par value. Refer to table below:

	Nine Months Ended
(in thousands)	January 22, 2016	January 23, 2015
Cash dividends paid to common stockholders	$21,132	$21,711
Dividend equivalent rights	307	276
Total dividends	$21,439	$21,987

Share-based Employee Compensation: The Stock Compensation Topic of the FASB ASC 718 ("ASC 718") requires that we measure the cost of employee services received in exchange for an equity award, such as stock options, restricted stock awards, restricted stock units and market-based performance share units, based on the estimated fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis with the exception of compensation cost related to awards for "Retirement Eligible" (as defined in the applicable plan) employees, which is recognized immediately on the grant date. Compensation cost is recognized based on the grant date fair value estimated in accordance with ASC 718. See Note 6 for more information.

Financial Instruments: The fair values of our financial instruments approximate their carrying values as of January 22, 2016, and April 24, 2015.
Accrued Non-Income Taxes: Accrued non-income taxes primarily represent obligations for real estate and personal property taxes, as well as sales and use taxes for Bob Evans Restaurants. Accrued non-income taxes were $17,832 and $14,951 as of January 22, 2016, and April 24, 2015, respectively.
Self-Insurance Reserves: We record estimates for certain health, workers’ compensation and general insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Self-insurance reserves were $21,644 and $18,900 as of January 22, 2016, and April 24, 2015, respectively.
Advertising Costs: Media advertising is expensed at the time the media first airs. We expense all other advertising costs as incurred. Advertising expense was $9,243 and $9,212 in the three months ended January 22, 2016, and January 23, 2015, respectively, and $28,269 and $26,413 for the nine months ended January 22, 2016, and January 23, 2015, respectively. Approximately 80% of year-to-date advertising costs were incurred in the Bob Evans Restaurants segment. Advertising costs are classified as other operating expenses in the Consolidated Statements of Net Income.
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
We reclassified $4,319 and $12,610 of BEF Foods' shipping and handling costs from the selling, general, and administrative ("S,G&A") line to the other operating expenses line on the Consolidated Statements of Net Income for the three months and nine months ended January 23, 2015, respectively. We believe these costs are better reflected as other operating expenses.
We reclassified $1,672 and $2,991 of Bob Evans Restaurants' impairment charges related to impairments on long-lived assets classified as held-and-used from the S,G&A line to the impairments line on the Consolidated Statements of Net Income for the three months and nine months ended January 23, 2015. Formerly, we only separately presented impairments on assets classified as held-for-sale.
We reclassified $1,389 and $2,643 of BEF Foods' advertising costs from the S,G&A line to the other operating expenses line on the Consolidated Statements of Net Income for the three months and nine months ended January 23, 2015, respectively. We believe these costs are better classified as other operating expenses rather than S,G&A. Advertising costs for both Bob Evans Restaurants and BEF Foods are now classified as other operating expenses.
These reclassifications and corrections had no impact on operating income for the three months and nine months ended January 23, 2015.
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
In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued new joint guidance surrounding revenue recognition. Under U.S. generally accepted accounting principles ("US GAAP"), this guidance is being introduced to the ASC as Topic 606, Revenue from Contracts with Customers ("Topic 606"), by Accounting Standards Update

No. 2014-09. The new standard supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a "full retrospective" adoption or a "modified retrospective" adoption. The standard is effective for us in fiscal 2019. We are currently evaluating which method we will use and the revenue recognition impact this guidance will have once implemented.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. The guidance requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies such conditions or events, a footnote disclosure is required to disclose their nature, as well as management's plans to alleviate the substantial doubt to continue as a going concern. We do not expect this update to have an impact on the consolidated financial statements.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The adoption of this standard will result in the reclassification of all current deferred tax assets and liabilities to noncurrent in the Company's consolidated balance sheets. The standard is effective for us in fiscal 2018.

2. Debt
As of January 22, 2016, long-term debt was comprised of the outstanding balance on our Revolving Credit Facility Amended and Restated Credit Agreement ("Credit Agreement") of $492,850, a portion of a $3,000 Research and Development Investment Loan ("R&D Loan") with the State of Ohio totaling $2,323, and an interest-free loan of $1,000, due 10 years from the date of borrowing, with imputed interest, which as a result is discounted to $870. Refer to the table below:

(in thousands)	January 22, 2016	April 24, 2015
Credit Agreement borrowings (1)	$492,850	$447,599
R&D Loan (1)	2,323	2,631
Interest-free loan (1)	870	855
Total borrowings	496,043	451,085
Less current portion	(417)	(409)
Long-term debt	$495,626	$450,676
(1) The Credit Agreement, R&D Loan and Interest-free loan mature in fiscals 2019, 2021, and 2022, respectively

On January 2, 2014, we entered into the Credit Agreement, which represents a syndicated secured revolving credit facility. We incurred financing costs of $2,064 associated with this Credit Agreement, which are being amortized over the remaining term of the agreement. As a result of the Third Amendment to the Credit Agreement, effective October 21, 2015, and discussed further below, up to $650,000 of borrowings are available, including a letter of credit sub-facility of $50,000, and an accordion provision that permits the Company to request an additional $300,000 for certain transactions, which could increase the revolving credit commitment to $950,000. It is secured by the stock pledges of certain material subsidiaries. This Credit Agreement replaced our existing variable-rate revolving credit facility. Borrowings under the Credit Agreement bear interest, at Borrower’s option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from

1.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.0%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect.
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
In the second quarter of fiscal 2016, we entered into a Third Amendment to the Credit Agreement dated and effective as of October 21, 2015. The terms of the Credit Agreement were amended related to: (a) an increase of the level of permitted indebtedness in connection with sale and leaseback transactions of assets from $100,000 to $300,000, (b) a removal of the $150,000 share repurchase restriction during the 2016 fiscal year, (c) a decrease of the size of the facility from $750,000 to $650,000, (d) a modification of the definition of the leverage ratio to account for rent expense from leases, so that the leverage ratio will be calculated as consolidated indebtedness plus 600% of annual rent expense versus consolidated EBITDAR, and (e) an inclusion of an add back to the leverage ratio calculation for costs related to the settlement of a class action lawsuit. We incurred and paid fees of $812 associated with this amendment, which will be amortized over the remaining term of the Credit Agreement using the straight line method, which approximates the effective interest method. In addition, as a result of lowering the borrowing capacity on the credit facility, we wrote off $480 of previously unamortized deferred financing costs related to the agreement.
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our Credit Agreement contains financial covenants that require us to maintain a specified minimum coverage ratio and maximum leverage ratio at January 22, 2016, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.50 to 1.00. As of January 22, 2016, our minimum coverage ratio was 12.54, and our leverage ratio was 3.15, as defined in our Credit Agreement. A breach of any of these covenants could result in a default under our Credit Agreement in which all amounts under our Credit Agreement may become immediately due and payable and commitments under the Credit Agreement to extend further credit, terminated. We were in compliance with the financial covenant requirements of our Credit Agreement as of January 22, 2016. The Credit Agreement also allows for the incurrence of additional indebtedness of up to $300,000, a sale leaseback of our real estate of up to $300,000 and mortgage indebtedness on our corporate headquarters of up to $50,000. Refer to Note 12 for additional information.

Our effective interest rate for the Credit Agreement was 1.99% and 2.31% for the three months ended January 22, 2016, and January 23, 2015, respectively, and 2.05% and 2.00% for the nine months ended January 22, 2016, and January 23, 2015, respectively.
As of January 22, 2016, we had outstanding letters of credit that totaled $12,618, of which $12,318 is utilized as part of the total amount available under our Credit Agreement. The letters of credit are used primarily to satisfy insurance-related collateral requirements.
As of January 22, 2016, we had $492,850 outstanding on the Credit Agreement. The primary purposes of the Credit Agreement is to fund working capital, capital expenditures, stock repurchases, joint ventures and acquisitions and other general corporate purposes as well as for trade and standby letters of credit.
3. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was 17.6% for the three months ended January 22, 2016, as compared to a benefit of 12.4% for the corresponding period a year ago. The Company’s effective income tax rate was 20.9% for the nine months ended January 22, 2016, as compared to a benefit of 4.0% for the corresponding period a year ago. The increase in tax rate for the three and nine months ended January 22, 2016, was driven primarily by the impact of yearly variances in the forecasted annual rate related to wage credits, officers' life insurance, and the domestic productions activities deduction, plus discrete items booked in the third quarter of fiscal year 2015 related to the federal return to provision and FIN48 reserves.
4. Restructuring and Severance Charges
In fiscal 2013, we began a strategic organizational realignment including a closure of production facilities and a reduction of personnel at Bob Evans Restaurants, BEF Foods and at our corporate headquarters, as part of our comprehensive plan to reduce S,G&A expenses. In the second quarter of fiscal 2014, we closed our BEF Foods production plant in Richardson, Texas, and in the third quarter of fiscal 2014, we closed our BEF Foods production plants in Springfield and Bidwell, Ohio. The actions to close these food production facilities was intended to increase efficiency by consolidating production to our high capacity food production facility in Sulphur Springs, Texas. In the fourth quarter of fiscal 2014, we recorded charges related to a reduction of personnel at our corporate headquarters. In the fourth quarter of fiscal 2015, management approved a plan to further reduce headcount as part of the overall S,G&A cost reduction initiative. Additionally, in the fourth quarter of fiscal 2015, management committed to a plan to close 16 owned and four leased under-performing restaurants in fiscal 2016. As of January 22, 2016, all 20 of these restaurants have been closed. We believe these closures strengthen our restaurant portfolio by improving overall returns and freeing up resources for other uses.
We recorded $140 of pretax restructuring charges in the nine months ended January 22, 2016, as compared to $950 of pretax restructuring charges in the nine months ended January 23, 2015. These costs, reflected primarily in S,G&A, related to the organizational realignments discussed above.
Liabilities related to restructuring charges as of January 22, 2016, were $348, and relate to corporate severance charges primarily recorded in the fourth quarter of fiscal 2015.
See tables below for detail of restructuring activity for the nine months ended January 22, 2016, and January 23, 2015, respectively:

(in thousands)	Bob Evans Restaurants	BEF Foods	Corporate and Other	Total
Balance, April 24, 2015	$1,105	$481	$2,040	$3,626
Restructuring and related severance charges incurred	112	28	—	140
Amounts paid	(1,086)	(488)	(1,276)	(2,850)
Adjustments	(131)	(21)	(416)	(568)
Balance, January 22, 2016	$—	$—	$348	$348

(in thousands)	Bob Evans Restaurants	BEF Foods	Corporate and Other	Total
Balance, April 25, 2014	$—	$553	$674	$1,227
Restructuring and related severance charges incurred	—	528	422	950
Amounts paid	—	(906)	(959)	(1,865)
Balance, January 23, 2015	$—	$175	$137	$312
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
Impairment charges of $804 and $1,089 were recorded in the three months and nine months ended January 22, 2016, respectively, and related to four and six nonoperating restaurant properties respectively, where the respective fair values were determined to be lower than the carrying value. We recorded $1,672 and $3,249 of impairment charges in the three months and nine months ended January 23, 2015, a result of adverse performance in fiscal 2015 and a reassessment of expected future cash flows at 11 operating and three nonoperating restaurant properties.
The following table represents impairments for those assets remeasured to fair value during the three and nine months ended January 22, 2016, and the corresponding period last year.

	Three Months Ended				Nine Months Ended
(in thousands)	January 22, 2016		January 23, 2015		January 22, 2016		January 23, 2015
Bob Evans Restaurants
Assets held and used	$245	(1)	$1,672	(3)	$392	(4)	$2,991	(6)
Assets held for sale	559	(2)	—		697	(5)	258	(7)
Total Impairments	$804		$1,672		$1,089		$3,249
(1)    Relates to one nonoperating location
(2)    Relates to three nonoperating locations
(3)    Relates to six operating and two nonoperating locations
(4)     Relates to two nonoperating locations
(5)    Relates to four nonoperating locations
(6)    Relates to eleven operating and two nonoperating locations
(7)    Relates to one nonoperating location

6. Share-Based Compensation
As of January 22, 2016, there were equity awards outstanding under the Amended and Restated Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”), as well as previous equity plans adopted in 2006, 1998 and 1993. The types of awards that may be granted under the 2010 Plan include: stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), cash incentive awards, performance share units ("PSUs"), and other awards. During the three months ended January 22, 2016, and January 23, 2015, the Company granted approximately 14,000 and 50,000 RSAs and RSUs, respectively, under the 2010 Plan. During the nine months ended January 22, 2016, the Company granted approximately 126,000 RSAs and RSUs and 70,000 PSUs under the 2010 Plan, while during the nine months ended January 23, 2015, the Company granted approximately 90,000 RSAs and RSUs under the 2010 Plan.
The PSUs granted under the 2010 Plan have market-based vesting conditions, while RSAs and RSUs granted under the 2010 Plan vest ratably, primarily over three years for employees, and one year for nonemployee directors of the Company. The PSUs awarded in the first quarter of fiscal 2016 vest at the end of a three-year performance period if they achieve the market-based vesting conditions.
Share-based compensation expense, included primarily within the S,G&A line on the Consolidated Statements of Net Income, was $1,327 and $271 for the three months ended January 22, 2016, and January 23, 2015, respectively, and $4,656 and $2,158 for the nine months ended January 22, 2016, and January 23, 2015, respectively.
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
Obligations to participants who defer equity compensation through our deferral plans are satisfied only in Company common stock. There is no change in the vesting term for equity awards that are deferred into these plans. Obligations related to these deferred equity awards are treated as "Plan A" instruments, as defined by ASC 710. These obligations are classified as equity instruments within the Capital in excess of par value line of the Consolidated Balance Sheets. No subsequent changes in fair value are recognized in the Consolidated Financial Statements for these instruments. Participants earn share-based dividend equivalents in an amount equal to the value of per-share dividends paid to holders of our common stock. These dividends accumulate into additional shares of common stock, and are recorded through retained earnings in the period in which dividends are paid. Deferred shares that vest are included in the denominator of basic and diluted EPS in accordance with ASC 260 - Earnings per Share. The dilutive impact of unvested, deferred stock awards is included in the denominator of our diluted EPS calculation. Refer to Note 6 for additional information on share-based compensation.
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
The Supplemental Executive Retirement Plan ("SERP") provides awards to a limited number of executives in the form of nonqualified deferred cash compensation. Gains and losses related to these benefits and the related investment results are recorded within the S,G&A caption in the consolidated statements of net income. The SERP is frozen and no further persons can be added, and funding was reduced to a nominal amount per year for the remaining participants.
Deferred compensation liabilities expected to be satisfied within the next 12 months are classified as current liabilities within the Accrued wages and related liabilities line of the Consolidated Balance Sheets. Our deferred compensation liabilities as of  January 22, 2016, and April 24, 2015, consisted of the following:

(in thousands)	January 22, 2016	April 24, 2015
Liability for deferred cash obligations in BEEDP and BEDDP Plans	$12,799	$17,904
Liability for deferred cash obligations in SERP plan	7,816	9,198
Liability for deferred share-based obligations in BEEDP and BEDDP Plans	572	2,676
Other noncurrent compensation arrangements	216	958
Total deferred compensation liabilities	21,403	30,736
Less current portion (1)	(3,796)	(8,255)
Noncurrent deferred compensation liabilities	$17,607	$22,481
(1)    Current portion of deferred compensation is included within the accrued wages and related liabilities line on the Consolidated Balance Sheets

The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations in our nonqualified deferred compensation plans. Assets held by the Rabbi Trust are recorded on our Consolidated Balance Sheets, and include company-owned life insurance ("COLI") policies, short-term money market securities and Bob Evans common-stock. The company-owned life insurance policies held by the Rabbi Trust are recorded at cash surrender value on the Rabbi Trust Assets line of Consolidated Balance Sheets and totaled $20,534 and $32,302 as of January 22, 2016, and April 24, 2015, respectively. The cash receipts and payments related to the company-owned life insurance proceeds are included in cash flows from operating activities on the Consolidated Statements of Cash Flows and changes in the cash surrender value for these assets are reflected within the S,G&A line in the Consolidated Statements of Net Income.
During the quarter ended January 22, 2016, the Company liquidated $5,245 of cash value from the COLI policies held by the Rabbi Trust and returned those funds to the Company to use for general corporate purposes.  The Rabbi Trust remains fully funded, as assets held by the trust as of January 22, 2016, are greater than the current value of our deferred compensation liabilities.  The proceeds were recorded as a cash inflow in the investing section of the Consolidated Statement of Cash Flows. The transaction had no impact on the Consolidated Statements of Net Income.
The Company also directed the Trustee to liquidate $4,755 of cash value from the COLI policies and to invest those funds in short-term money market securities.  These assets will be used to fund future participant distributions. This transaction had no impact on the Consolidated Statements of Net Income or Cash Flows.

The short-term securities held by the Rabbi Trust are recorded at their carrying value, which approximates fair value, on the prepaid expenses and other current assets line of the Consolidated Balance Sheets and totaled $4,128 and $487 as of January 22, 2016, and April 24, 2015, respectively. All assets held by the Rabbi Trust are restricted to their use as noted above.
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
Class Action Litigation: In August 2012, a former Bob Evans Restaurant employee filed an action against the Company in the United States District Court for the Southern District of Ohio, styled David Snodgrass v. Bob Evans Farms, LLC, Case No. 2:12-cvg-00768 (“Snodgrass”). The lead plaintiff alleged that the Company violated the Fair Labor Standards Act by misclassifying assistant managers as exempt employees and failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The plaintiff's complaint requested an unspecified amount of alleged back wages, liquidated damages, statutory damages and attorneys’ fees. The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers employed at Bob Evans Restaurants between August 2009 and present. In December 2013, the Court in Snodgrass granted conditional certification of those assistant managers that elected to opt-in to the collective action.
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
The Court held a Final Approval Hearing on February 18, 2016, and issued the Final Approval Order on February 26, 2016. The settlement remains conditioned upon completion of a 30-day appeals period, without any appeal being filed.
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
Information on our reporting segments is summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	January 22, 2016	January 23, 2015	January 22, 2016	January 23, 2015
Net Sales:
Bob Evans Restaurants	$238,608	$250,389	$708,018	$731,691
BEF Foods	112,858	112,060	298,386	300,618
Intersegment net sales of food products	(4,961)	(5,272)	(13,165)	(15,513)
Subtotal of BEF Foods	107,897	106,788	285,221	285,105
Total	$346,505	$357,177	$993,239	$1,016,796
Operating income (loss):
Bob Evans Restaurants	$14,453	$14,153	$37,585	$49,709
BEF Foods	20,609	15,274	50,443	24,675
Corporate and Other	(17,002)	(21,754)	(50,272)	(57,635)
Total	$18,060	$7,673	$37,756	$16,749

(in thousands)	January 22, 2016	April 24, 2015
Identifiable Assets:
Bob Evans Restaurants	$633,152	$665,910
BEF Foods	133,404	179,137
General corporate assets	168,357	187,540
Total	$934,913	$1,032,587
Discussion of segment results is included within Management's Discussion and Analysis of Financial Condition and Results of Operations.
10. Supplemental Cash Flow Information
Cash paid for income taxes and interest for the nine months ended January 22, 2016, and January 23, 2015, is summarized as follows:

	Nine Months Ended
(in thousands)	January 22, 2016	January 23, 2015
Income taxes paid	$412	$4,929
Income taxes refunded	(12,986)	(5,533)
Income taxes refunded, net	(12,574)	(604)
Interest paid	$7,755	$7,332
11. Sale and Leaseback Transactions
In the second quarter of fiscal 2016, we entered into an agreement pursuant to which we sold our BEF Foods industrial properties located in Lima, Ohio, and Sulphur Springs, Texas, for $51,600.  We received net proceeds of $50,017, after consideration of closing and other transaction costs. In conjunction with the sale, assets with a net book value of $22,415 and $29,142 for the Lima and Sulphur Springs properties, respectively, were retired. The transaction resulted in a deferred gain of $2,305 for the Lima facility, which is recorded in the deferred rent and other line on the Consolidated Balance Sheets, and a pretax loss on disposal of $3,432, recognized in the nine months ended January 22, 2016, for the Sulphur Springs facility, which is recorded within the S,G&A line on the Consolidated Statements of Net Income and in the BEF Foods segment. Concurrent with the sale, the Company also entered into a master lease agreement with the same party that purchased the assets, pursuant to which we leased both the Lima and Sulphur Springs properties for an initial 20-year term at an annual, straight-line rent expense of $4,127, inclusive of the amortized deferred gain for the Lima property and recorded within the other operating expenses line on the Consolidated Statements of Net Income and in the BEF Foods segment. The master lease agreement provides for two ten-year renewal options. Refer to the table below for a summary of the sale and leaseback transaction:

(in thousands)	Lima, Ohio		Sulphur Springs, Texas
Selling price	$25,284		$26,316
Direct transaction costs	564		606
Net book value of assets sold	22,415		29,142
Net gain (loss) on sale	$2,305	(1)	$(3,432)
(1)    The gain on the sale of our Lima facility is deferred and will be recognized over the lease term

12. Subsequent Events
On February 9, 2016, the Company closed on a $30,000 loan and mortgage on our corporate headquarters in New Albany, Ohio. The loan has a ten year term and is payable in equal quarterly installments over that period. The rate of interest is variable and is initially set at 5.1%. The Company and several wholly owned subsidiaries have provided guaranties for the loan. We intend to use the net proceeds from this loan to pay down debt under the Company's credit agreement and for other corporate purposes.
On February 18, 2016, the Board of Directors approved a quarterly cash dividend of $0.34 per share, payable on March 14, 2016, to shareholders of record at the close of business on February 29, 2016.
On February 23, 2016, the Company signed purchase and sale agreements on 145 restaurant properties for an aggregate purchase price of $200,000. The Company has agreed to sell 119 restaurant properties for $163,400 to National Retail Properties, LP ("National"), and 26 restaurant properties for $36,600 to Mesirow Realty Sale-Leaseback, Inc. ("Mesirow"). As part of the transactions, the Company has agreed to enter into absolute net master leases with each buyer, pursuant to which we will lease each location for an initial term of 20 years. The first year rent expense resulting from these transactions will be approximately $13,800, excluding the impact of deferred gains. The National lease includes a CPI-based rent escalator with a maximum 1.5% annual increase, while the Mesirow lease includes a fixed 1.5% annual rent escalator. The transactions are expected to provide the Company with after tax net proceeds of approximately $165,000 to $170,000. The Company and BEF Foods, Inc. have agreed to provide the lessors with a payment and performance guarantee. Consummation of the transactions is subject to completion of due diligence and certain customary closing conditions. Closing of the transaction is expected during the fourth fiscal quarter, which ends April 29, 2016.

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
We have two reporting segments, Bob Evans Restaurants and BEF Foods, which is reflected in management's discussion and analysis of financial condition and result of operations. As of January 22, 2016, we operated 548 full-service Bob Evans Restaurants in 18 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. In the BEF Foods segment we produce and distribute a variety of complementary home-style, refrigerated side dish convenience food items and pork sausage under the Bob Evans, Owens and Country Creek brand names. These food products are available throughout the United States and Canada. We also manufacture and sell similar products to food-service accounts, including Bob Evans Restaurants and other restaurants and food sellers.
All direct costs related to our two reporting segments are included in segment results. Effective with the first quarter of fiscal year 2016, the results of operations of our reporting segments exclude expenses from certain corporate and other functions which we consider overall corporate costs, or costs not reflective of the reporting segment’s core operating business. Prior year amounts have been adjusted to reflect the change in presentation. Refer to Note 9 for additional reporting segment information.
Results: Three Months Ended January 22, 2016, as Compared to Three Months Ended January 23, 2015
Bob Evans Farms, Inc. Consolidated Overview

Net sales were $346.5 million in the three months ended January 22, 2016, a decrease of $10.7 million as compared to the corresponding period last year. Operating income was $18.1 million for the three months ended January 22, 2016, an increase of $10.4 million as compared to the corresponding period last year. The increase in operating income as compared to the prior year was due to lower selling, general, and administrative ("S,G&A") of $10.0 million, lower cost of sales of $6.0 million, lower operating wages of $2.5 million, lower other operating expense of $1.2 million, and lower depreciation and impairment costs of $1.4 million, partially offset by the operating income impact of lower sales.
Pretax income in the three months ended January 22, 2016, was $15.7 million as compared to a pretax income of $5.3 million in the corresponding period last year. The provision for income taxes was $2.8 million in the three months ended January 22, 2016, as compared to a benefit of $0.7 million in the corresponding period last year. Earnings per diluted share was $0.62 per share in the three months ended January 22, 2016, as compared to $0.25 in the corresponding period last year. Refer to the sections below for analysis on our third quarter fiscal 2016 operating results as compared to the comparable prior year period.

	Three Months Ended
	Consolidated Results				Bob Evans Restaurants
(in thousands)	January 22, 2016		January 23, 2015		January 22, 2016		January 23, 2015
Net Sales	$346,505		$357,177		$238,608		$250,389
Cost of sales	118,581	34.2%	124,544	34.9%	66,255	27.8%	69,134	27.6%
Operating wage and fringe benefit expenses	106,607	30.8%	109,116	30.5%	95,792	40.1%	98,317	39.3%
Other operating expenses	53,592	15.5%	54,804	15.3%	40,731	17.1%	41,882	16.7%
Selling, general and administrative expenses	29,005	8.4%	38,965	11.0%	6,938	2.9%	10,589	4.2%
Depreciation and amortization expense	19,856	5.7%	20,403	5.7%	13,635	5.7%	14,642	5.8%
Impairments	804	0.2%	1,672	0.5%	804	0.3%	1,672	0.7%
Operating Income	$18,060	5.2%	$7,673	2.1%	$14,453	6.1%	$14,153	5.7%

	Three Months Ended
	BEF Foods				Corporate and Other
(in thousands)	January 22, 2016		January 23, 2015		January 22, 2016	January 23, 2015
Net Sales	$107,897		$106,788		$—	$—
Cost of sales	52,326	48.5%	55,410	51.9%	—	—
Operating wage and fringe benefit expenses	10,815	10.0%	10,799	10.1%	—	—
Other operating expenses	12,861	11.9%	12,922	12.1%	—	—
Selling, general and administrative expenses	7,473	7.0%	8,021	7.5%	14,595	20,355
Depreciation and amortization expense	3,813	3.5%	4,362	4.1%	2,407	1,399
Impairments	—	—%	—	—%	—	—
Operating Income	$20,609	19.1%	$15,274	14.3%	$(17,002)	$(21,754)
These tables reflect data for the three months ended January 22, 2016, compared to the three months ended January 23, 2015. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The tables also include data for our two reporting segments, Bob Evans Restaurants and BEF Foods, and unallocated corporate and other costs. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.
Sales
Consolidated net sales decreased 3.0% to $346.5 million, for the three months ended January 22, 2016, compared to $357.2 million in the corresponding period last year. The net sales decrease was comprised of a decrease of $11.8 million in Bob Evans Restaurants, partially offset by an increase of $1.1 million in BEF Foods.
Bob Evans Restaurants’ net sales decreased $11.8 million, or 4.7%, for the three months ended January 22, 2016, compared to the corresponding period last year. Same-store sales declined 3.6%, primarily the result of a 4.3% decline in on premise dining. Additionally there was a $5.0 million net reduction of sales due to the impact of closing 20 restaurants to date in fiscal 2016, partially offset by $2.2 million of higher sales from the eight restaurants that opened since the beginning of fiscal 2015.
Same-store sales computations for a given period are based on net sales of restaurants that are open for at least 18 months prior to the start of that period. Net sales of closed restaurants are excluded from the same-store sales computation in the period in which the restaurants are closed.

The following chart summarizes the restaurant openings and closings during the last seven quarters for Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2016
1st quarter	567	—	18	549
2nd quarter	549	—	2	547
3rd quarter	547	1	—	548
Fiscal 2015
1st quarter	561	1	—	562
2nd quarter	562	—	—	562
3rd quarter	562	2	—	564
4th quarter	564	4	1	567
BEF Foods' net sales increased $1.1 million, or 1.0%, for the three months ended January 22, 2016, compared to the corresponding period last year. Total pounds sold increased by 8.8%, including a 16.1% increase in refrigerated side dish products and an 11.1% increase in sausage products, partially offset by a 10.8% decrease in food service. The increase in pounds sold was partially offset by lower net sausage pricing. Average sow costs in the third quarter of fiscal 2016 were lower than the prior year, which drove an $8.2 million increase in trade spending offered to customers, reducing our net sales and allowing us to remain price competitive in a low sow cost environment. The following chart summarizes pounds sold by category in the three months ended January 22, 2016, and the corresponding period last year:

	Three Months Ended
(in thousands)	January 22, 2016		January 23, 2015
Category
Refrigerated Sides	34,190	54.1%	29,461	50.8%
Sausage	17,846	28.3%	16,066	27.7%
Food Service	7,009	11.1%	7,861	13.5%
Frozen	2,053	3.3%	2,539	4.4%
Other	2,042	3.2%	2,095	3.6%
Total	63,140		58,022
Cost of Sales
Consolidated cost of sales was $118.6 million, or 34.2% of net sales, in the three months ended January 22, 2016, compared to $124.5 million, or 34.9% of net sales, in the corresponding period a year ago. The 70 basis points ("bps") decrease in the cost of sales ratio was driven by a 20 bps weighted increase in Bob Evans Restaurants, offset by a 90 bps weighted decrease in BEF Foods.
Bob Evans Restaurants’ cost of sales, predominantly food costs, was $66.3 million, or 27.8% of net sales, for the three months ended January 22, 2016, compared to $69.1 million, or 27.6% of net sales, in the corresponding period a year ago. The increase in the food cost rate as compared to last year was driven primarily by a $1.7 million negative impact from our sales mix and partially offset by a $0.8 million positive impact from increased pricing as well as lower discounting and lower commodities costs.
BEF Foods’ cost of sales was $52.3 million, or 48.5% of net sales, in the three months ended January 22, 2016, compared to $55.4 million, or 51.9% of net sales, in the corresponding period a year ago. The decrease in cost of sales as a percentage of sales was primarily due to the $3.4 million positive impact from an increase in sales mix of our higher margin refrigerated side dish products, and a $0.6 million positive impact of improved production yields. Cost of sales as a percentage of sales was also impacted by a $7.6 million benefit of lower sow costs as compared to the prior year, however that benefit was offset by an $8.2 million increase in trade spending, primarily on sausage products as a result of lower sow costs. Sow costs averaged $41.53 per hundredweight in the third quarter of fiscal 2016, compared to $67.79 per hundredweight in the corresponding period last year.

Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses (“operating wages”) were $106.6 million, or 30.8% of net sales, in the three months ended January 22, 2016, compared to $109.1 million, or 30.5% of net sales, in the corresponding period last year. The 30 bps increase in operating wages ratio was driven by a weighted bps increase in Bob Evans Restaurants.
Bob Evans Restaurants’ operating wages were $95.8 million, or 40.1% of net sales, in the three months ended January 22, 2016, compared to $98.3 million, or 39.3% of net sales, in the corresponding period last year. The increase in wages as a percentage of sales resulted from an increase in wage rates and the impact of lower sales driven by the 3.6% decline in same-store sales. The decrease in total wage and fringe benefit expenses was the result of $2.0 million lower operating wages, primarily driven by the impact of closing of 20 restaurants in the first nine months of fiscal 2016 and offset partially by higher wage rates, and $0.5 million of lower costs related to other benefits including health insurance.
In BEF Foods, operating wages were $10.8 million, or 10.0% of net sales, for the three months ended January 22, 2016, as well as the corresponding period last year.
Other Operating Expenses
Consolidated other operating expenses were $53.6 million, or 15.5% of net sales, for the three months ended January 22, 2016, compared to $54.8 million, or 15.3% of net sales, in the corresponding period last year. The 20 bps increase in other operating expenses ratio was driven by 30 bps weighted increase in Bob Evans Restaurants, offset by a 10 bps weighted decrease from BEF Foods. The most significant components of other operating expenses are utilities, advertising costs, repairs and maintenance, restaurant supplies, BEF Foods' shipping and handling costs, credit and gift card processing fees and non-income based taxes.
Bob Evans Restaurants’ other operating expenses were $40.7 million, or 17.1% of net sales, for the three months ended January 22, 2016, compared to $41.9 million, or 16.7% of net sales, in the corresponding period last year. The increase in other operating expenses as a percentage of sales resulted from the impact of lower sales driven by the 3.6% decline in same-store sales. The decrease in total other operating expenses is due to a $1.3 million reduction in utility costs, primarily driven by lower gas costs.
BEF Foods’ other operating expenses were $12.9 million, or 11.9% of net sales, for the three months ended January 22, 2016, compared to $12.9 million, or 12.1% of net sales, in the corresponding period last year. Rent expense increased $1.0 million due to the sale and leaseback of our Lima, Ohio, and Sulphur Springs, Texas, manufacturing facilities in the second quarter of fiscal 2016. These costs were offset by $0.6 million of lower transportation costs, primarily driven by declining gas prices, and $0.4 million of other lower operating costs.
Selling, General and Administrative Expenses
Consolidated S,G&A expenses were $29.0 million, or 8.4% of net sales, for the three months ended January 22, 2016, compared to $39.0 million, or 11.0% of net sales, in the corresponding period last year. The 260 bps decrease in the S,G&A ratio was driven by a weighted bps decrease from Bob Evans Restaurants and lower corporate and other costs.
S,G&A expenses incurred by Bob Evans Restaurants include above-restaurant management and restaurant executive leadership. Bob Evans Restaurants' S,G&A was $6.9 million, or 2.9% of net sales, for the three months ended January 22, 2016, compared to $10.6 million, or 4.2% of net sales, in the corresponding period last year. The decrease of $3.7 million is primarily due to $1.4 million of lower wage and incentive compensation costs, a $1.3 million increase in gains related to the sale of nonoperating restaurant properties and a $0.9 million reduction in severance costs.
S,G&A expenses incurred by BEF Foods include costs of our BEF Foods sales organization, and BEF Foods executive leadership. BEF Foods' S,G&A was $7.5 million, or 7.0% of net sales, for the three months ended January 22, 2016, compared to $8.0 million, or 7.5%, of net sales in the corresponding period last year. The decrease in BEF Foods' S,G&A is primarily the result of the lower professional fees associated with programs designed to improve plant operating efficiencies.
Corporate and other costs that are not allocated to our reporting segments include information technology, finance, legal, human resources, supply chain and other corporate functions, and includes costs such as ongoing IT infrastructure costs, third-party legal and professional fees and other costs. Corporate and other costs that are not allocated to our reporting segments were $14.6 million for the three months ended January 22, 2016, as compared to $20.4 million in the corresponding period last year. The decrease in corporate and other S,G&A was primarily the result of $3.8 million in separation costs related to our former CEO and a $1.7 million loss on the sale of our interest in a jointly owned aircraft incurred in the prior year.

Depreciation and Amortization
Consolidated depreciation and amortization expenses (“D&A”) were $19.9 million, or 5.7% of net sales, for the three months ended January 22, 2016, compared to $20.4 million, or 5.7% of net sales, in the corresponding period last year.
Bob Evans Restaurants’ D&A expenses were $13.6 million, or 5.7% of net sales, for the three months ended January 22, 2016, compared to $14.6 million, or 5.8% of net sales, in the corresponding period last year. The decrease was primarily driven by the impact of stores that were closed in the first quarter of fiscal 2016 and are classified as held for sale on our Consolidated Balance Sheet.
BEF Foods’ D&A expenses were $3.8 million, or 3.5% of net sales, for the three months ended January 22, 2016, compared to $4.4 million, or 4.1% of net sales, in the prior year period. The decrease of $0.6 million is due to the sale and leaseback of our Lima, Ohio and Sulphur Springs, Texas, manufacturing facilities in the second quarter of fiscal 2016.
D&A expenses for unallocated corporate assets were $2.4 million for the three months ended January 22, 2016, compared to $1.4 million, in the corresponding period last year. The increase is primarily driven by depreciation and amortization on the first phase of our ERP system, which was put in service on the first day of fiscal 2016.
Impairments
Impairment charges were $0.8 million, or 0.2% of net sales, for the three months ended January 22, 2016, compared to $1.7 million, or 0.5% of net sales, in the corresponding period last year. Impairment charges in each comparable period were recorded to the Bob Evans Restaurants segment. In the three months ended January 22, 2016, we recorded impairments on four nonoperating properties, including three that are classified as held for sale on our Consolidated Balance Sheet, as the respective fair value were determined to be lower than the carrying value. In the three months ended January 23, 2015, we recorded impairments on six operating and two nonoperating properties, as a result of adverse performance in fiscal 2015 and a reassessment of expected future cash flows at those properties.
Interest
Net interest expense for the three months ended January 22, 2016, compared to the corresponding period last year, is as follows:

	Three Months Ended
(in thousands)	January 22, 2016	January 23, 2015
Gross interest expense:
Variable-rate debt	$2,631	$2,892
Amortization of deferred financing costs and other	431	321
Capitalized interest	(50)	(150)
Total interest expense	3,012	3,063
Gross interest income:
Accretion	(528)	(471)
Other	(117)	(186)
Total interest income	(645)	(657)
Net interest expense	$2,367	$2,406
Income Taxes
The provision for income taxes is based on our current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate for the three months ended January 22, 2016, was 17.6% compared to a benefit of 12.4% in the corresponding period a year ago. The higher tax rate for the three months ended January 22, 2016, was driven primarily by the impact of yearly variances in the forecasted annual rate, as well as discrete items booked in the third quarter of fiscal year 2015. Recent federal legislation providing a five-year extension to the Work Opportunity Tax Credit ("WOTC") program reduced the fiscal 2016 third-quarter tax rate approximately 6.1%.

Results: Nine Months Ended January 22, 2016, as Compared to Nine Months Ended January 23, 2015
Bob Evans Farms, Inc. Consolidated Overview

Net sales were $993.2 million in the nine months ended January 22, 2016, a decrease of $23.6 million compared to the prior year. Operating income was $37.8 million for the nine months ended January 22, 2016, an increase of $21.0 million as compared to the corresponding period last year. The increase in operating income as compared to the corresponding period last year was due to lower cost of sales of $37.1 million, lower operating wages of $3.3 million, lower other operating expenses of $1.3 million, lower S,G&A costs of $1.0 million and lower impairment charges of $2.2 million. Offsetting these expense improvements was the operating income impact of lower sales and higher depreciation and amortization expenses of $0.3 million.
Pretax income in the nine months ended January 22, 2016, was $29.9 million as compared to a pretax income of $10.5 million in the corresponding period last year. The provision for income taxes was $6.3 million in the nine months ended January 22, 2016, as compared to a benefit of $0.4 million in the prior year. Earnings per diluted share was $1.08 per share in the nine months ended January 22, 2016, as compared to $0.46 per share in the corresponding period last year. Refer to the sections below for analysis on our year-to-date fiscal 2016 operating results as compared to the comparable prior year period.

	Nine Months Ended
	Consolidated Results				Bob Evans Restaurants
(in thousands)	January 22, 2016		January 23, 2015		January 22, 2016		January 23, 2015
Net Sales	$993,239		$1,016,796		$708,018		$731,691
Cost of sales	317,611	32.0%	354,723	34.9%	189,447	26.8%	196,509	26.9%
Operating wage and fringe benefit expenses	315,894	31.8%	319,158	31.4%	284,714	40.2%	287,991	39.4%
Other operating expenses	161,407	16.3%	162,713	16.0%	123,732	17.5%	126,677	17.3%
Selling, general and administrative expenses	99,366	9.9%	100,353	9.9%	30,806	4.3%	25,015	3.4%
Depreciation and amortization expense	60,116	6.1%	59,851	5.9%	40,645	5.7%	42,541	5.8%
Impairments	1,089	0.1%	3,249	0.3%	1,089	0.2%	3,249	0.4%
Operating Income	$37,756	3.8%	$16,749	1.6%	$37,585	5.3%	$49,709	6.8%

	Nine Months Ended
	BEF Foods				Corporate and Other
(in thousands)	January 22, 2016		January 23, 2015		January 22, 2016	January 23, 2015
Net Sales	$285,221		$285,105		$—	$—
Cost of sales	128,164	44.9%	158,214	55.5%	—	—
Operating wage and fringe benefit expenses	31,180	10.9%	31,167	10.9%	—	—
Other operating expenses	37,675	13.2%	36,036	12.6%	—	—
Selling, general and administrative expenses	25,353	9.0%	22,053	7.8%	43,208	53,285
Depreciation and amortization expense	12,406	4.3%	12,960	4.5%	7,064	4,350
Impairments	—	—%	—	—%	—	—
Operating Income	$50,443	17.7%	$24,675	8.7%	$(50,272)	$(57,635)
These tables reflect data for the nine months ended January 22, 2016, compared to the nine months ended January 23, 2015. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The tables also include data for our two reporting segments, Bob Evans Restaurants and BEF Foods, and unallocated corporate and other costs. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.
Sales
Consolidated net sales decreased 2.3% to $993.2 million, for the nine months ended January 22, 2016, compared to $1,016.8 million in the corresponding period last year. The net sales decline was comprised of a $23.7 million decrease in Bob Evans Restaurants' sales, partially offset by a $0.1 million increase in BEF Foods' sales.
Bob Evans Restaurants’ net sales decreased $23.7 million, or 3.2%, for the nine months ended January 22, 2016, compared to the corresponding period last year. Same-store sales declined 2.4%, primarily the result of a decline in on premise dining attributable to lower transaction volumes in our dinner daypart. The impact of declining dine-in sales was partially offset by growth in off-premises sales, which comprise approximately 16% of total restaurant net sales. Additionally there was a $13.2 million net reduction of sales driven by the impact of closing 20 restaurants in the first nine months of fiscal 2016, partially offset by the impact of a $7.3 million increase in sales from eight restaurants that opened since the beginning of the prior year.
BEF Foods' net sales increased $0.1 million for the nine months ended January 22, 2016, compared to the corresponding period last year. While total pounds sold increased by 5.2%, net sales remained flat due to lower net sausage pricing. Average sow costs in the first nine months of fiscal 2016 were lower than the prior year, which drove a $17.5 million increase in trade spending offered to customers, reducing our net sales and allowing us to remain price competitive in a low sow cost environment. The increase in total pounds sold as compared to last year is a function of increased refrigerated side dish and sausage pounds sold, offset by lower food service pounds sold. The following chart summarizes pounds sold by category in the nine months ended January 22, 2016, and the corresponding period last year:

	Nine Months Ended
(in thousands)	January 22, 2016		January 23, 2015
Category
Refrigerated Sides	86,200	53.8%	74,462	48.9%
Sausage	40,857	25.5%	36,092	23.7%
Food Service	20,696	12.9%	28,599	18.8%
Frozen	6,796	4.2%	7,342	4.8%
Other	5,613	3.6%	5,722	3.8%
Total	160,162		152,217
Cost of Sales
Consolidated cost of sales was $317.6 million , or 32.0% of net sales, in the nine months ended January 22, 2016, compared to $354.7 million, or 34.9% of net sales, in the corresponding period a year ago. The 290 bps decrease in the cost of sales ratio was driven by a 10 bps weighted decrease in Bob Evans Restaurants and a 280 bps weighted decrease in BEF Foods.
Bob Evans Restaurants’ cost of sales, predominantly food costs, was $189.4 million, or 26.8% of net sales, for the nine months ended January 22, 2016, compared to $196.5 million, or 26.9% of net sales, in the corresponding period a year ago. Rising food costs were offset by a reduction in discounting and a sales mix increase of breakfast items, which typically have lower ingredient costs.
BEF Foods’ cost of sales was $128.2 million, or 44.9% of net sales, in the nine months ended January 22, 2016, compared to $158.2 million, or 55.5% of net sales, in the corresponding period a year ago. The decrease in cost of sales as a percentage of sales was primarily due to the $17.3 million impact from a higher sales mix of our higher margin refrigerated side dish products and improved production yields. Cost of sales as a percentage of sales were also positively impacted by a $24.0 million benefit of lower sow costs as compared to the prior year. This benefit was partially offset by a $17.5 million increase in trade spending, primarily on sausage as a result of lower sow costs, which resulted in a net positive $6.5 million impact on margins. Sow costs averaged $44.84 per hundredweight in the first nine months of fiscal 2016, compared to $77.75 per hundredweight in the corresponding period last year.
Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses (“operating wages”) was $315.9 million, or 31.8% of net sales, in the nine months ended January 22, 2016, compared to $319.2 million, or 31.4% of net sales, in the corresponding period last year. The 40 bps increase in operating wages ratio was driven by a weighted bps increase in Bob Evans Restaurants.
Bob Evans Restaurants’ operating wages were $284.7 million, or 40.2% of net sales, in the nine months ended January 22, 2016, compared to $288.0 million, or 39.4% of net sales, in the corresponding period last year. The increase in wages as a percentage of sales resulted from an increase in wage rates and the impact of lower sales driven by the 2.4% decline in same-store sales. The decrease in total operating wages as compared to the prior year was primarily the result of $6.6 million in lower restaurant wages due to the closing of 20 restaurants in the first nine months of fiscal 2016 and $0.8 million of lower costs related to other benefits. This decrease was partially offset by $3.2 million higher restaurant wages related to eight stores that opened since the beginning of fiscal 2015, as well as a $1.1 million impact from higher wage rates.

BEF Foods' operating wages were $31.2 million, or 10.9% of net sales, for the nine months ended January 22, 2016, as well as the corresponding period last year. Production wages decreased by $1.0 million as compared to the prior year, the result of improved plant efficiencies, and were offset by higher employee benefit costs, including incentive compensation.
Other Operating Expenses
Consolidated other operating expenses were $161.4 million, or 16.3% of net sales, for the nine months ended January 22, 2016, compared to $162.7 million, or 16.0% of net sales, in the corresponding period last year. The 30 bps increase in other operating expenses ratio was driven by 10 bps weighted increase in Bob Evans Restaurants and a 20 bps weighted increase from BEF Foods. The most significant components of other operating expenses are utilities, advertising costs, repairs and maintenance, restaurant supplies, BEF Foods' shipping and handling, credit and gift card processing fees and non-income based taxes.
Bob Evans Restaurants’ other operating expenses were $123.7 million, or 17.5% of net sales, for the nine months ended January 22, 2016, compared to $126.7 million, or 17.3% of net sales, in the corresponding period last year. The increase in other operating expenses as a percentage of sales resulted from the impact of lower sales driven by the 2.4% decline in same-store sales. The decrease in total other operating expenses is primarily due to a $2.5 million reduction in utilities and a $2.1 million reduction in occupancy costs including real estate taxes and insurance, partially offset by a $0.9 million increase in repairs and maintenance and service contract costs and a $0.7 million increase in other direct operating costs including restaurant supplies and smallwares.
BEF Foods’ other operating expenses were $37.7 million, or 13.2% of net sales, for the nine months ended January 22, 2016, compared to $36.0 million, or 12.6% of net sales, in the corresponding period last year. The increase in the other operating expenses is primarily due to a $2.4 million increase in advertising expense and a $1.2 million increase in rent expense associated with the sale and leaseback of two of our manufacturing facilities, partially offset by a $1.7 million reduction in shipping and handling costs, primarily driven by lower fuel costs.
Selling, General and Administrative Expenses
Consolidated S,G&A expenses were $99.4 million, or 9.9% of net sales, for the nine months ended January 22, 2016, compared to $100.4 million, or 9.9% of net sales, in the corresponding period last year. The flat S,G&A ratio was driven by a 30 bps weighted increase from Bob Evans Restaurants and a 30 bps weighted increase from BEF Foods, partially offset by lower corporate and other costs.
S,G&A expenses incurred by Bob Evans Restaurants include above-restaurant management and restaurant executive leadership. Bob Evans Restaurants' S,G&A was $30.8 million, or 4.3% of net sales, for the nine months ended January 22, 2016, compared to $25.0 million, or 3.4% of net sales, in the corresponding period last year. The increase of $5.8 million is primarily due to a $10.5 million charge for a settlement of a class action lawsuit in the current year. The increase was partially offset by a $2.6 million decrease in other SG&A costs including above-restaurant management wages and other benefits, driven by headcount reductions and lower incentive compensation, and a $2.1 million increase in gains related to the sale of nonoperating restaurant properties.
S,G&A expenses incurred by BEF Foods include costs of our BEF Foods sales organization and BEF Foods executive leadership. BEF Foods' S,G&A was $25.4 million, or 9.0% of net sales, for the nine months ended January 22, 2016, compared to $22.1 million, or 7.8% of net sales, in the corresponding period last year. The increase in BEF Foods' SG&A costs is primarily driven by the $3.4 million loss recorded on the sale and subsequent leaseback of our Sulphur Springs, Texas, manufacturing facility.
Corporate and other costs that are not allocated to our reporting segments include information technology, finance, legal, human resources, supply chain and other corporate functions, and includes costs such as ongoing IT infrastructure costs, including certain costs related to our new ERP system, third-party legal and professional fees and other costs. Corporate and other costs that are not allocated to our reporting segments were $43.2 million for the nine months ended January 22, 2016, as compared to $53.3 million in the corresponding period last year. The decrease in corporate and other S,G&A was primarily the result of a $5.9 million decrease in third-party legal and professional fees, a $3.3 million decline in separation costs related to our former CEO and a $1.7 million charge incurred in the prior year for the loss on sale of our interest in a jointly owned aircraft. These lower costs were partially offset by higher employee benefit costs, including a $1.1 million increase in expenses related to our deferred compensation plans.

Depreciation and Amortization
Consolidated depreciation and amortization expenses (“D&A”) were $60.1 million, or 6.1% of net sales, for the nine months ended January 22, 2016, compared to $59.9 million, or 5.9% of net sales, in the corresponding period last year. The 20 bps increase in the D&A ratio was driven by higher depreciation and amortization on unallocated corporate assets.
Bob Evans Restaurants’ D&A expenses were $40.6 million, or 5.7% of net sales, for the nine months ended January 22, 2016, compared to $42.5 million, or 5.8% of net sales, in the corresponding period last year. The decrease was primarily driven by stores that were closed in the first nine months of fiscal 2016 and are classified as held for sale on our Consolidated Balance Sheet, and the impact of assets on accelerated depreciation methods.
BEF Foods’ D&A expenses were $12.4 million, or 4.3% of net sales, for the nine months ended January 22, 2016, compared to $13.0 million, or 4.5% of net sales, in the prior year period. The decrease of $0.6 million is a result of the sale and leaseback of our Lima, Ohio, and Sulphur Springs, Texas, manufacturing facilities in the second quarter of fiscal 2016.
D&A expenses for unallocated corporate assets were $7.1 million for the nine months ended January 22, 2016, compared to $4.4 million, in the corresponding period last year. The increase is primarily driven by depreciation and amortization on the first phase of our ERP system, which was put in service on the first day of fiscal 2016.
Impairments
Impairment charges of $1.1 million, or 0.1% of net sales, were recorded in the nine months ended January 22, 2016, compared to $3.2 million, or 0.3% of net sales, in the corresponding period last year. Impairment charges in each comparable period were recorded to the Bob Evans Restaurants segment. In the nine months ended January 22, 2016, we recorded impairments on six nonoperating properties, including four that are classified as held for sale on our Consolidated Balance Sheet, as the respective fair values were determined to be lower than the carrying value. In the nine months ended January 23, 2015, we recorded impairments on eleven operating and three nonoperating properties, including one that was classified as held for sale, as a result of adverse performance in fiscal 2015 and a reassessment of expected future cash flows at those properties.
Interest
Net interest expense for the nine months ended January 22, 2016, compared to the corresponding period last year, is as follows:

	Nine Months Ended
(in thousands)	January 22, 2016	January 23, 2015
Gross interest expense:
Variable-rate debt	$8,039	$7,546
Amortization of deferred financing costs and other	1,806	807
Capitalized interest	(100)	(298)
Total interest expense	9,745	8,055
Gross interest income:
Accretion	(1,539)	(1,374)
Other	(350)	(456)
Total interest income	(1,889)	(1,830)
Net interest expense	$7,856	$6,225
The increase in variable-rate debt was primarily driven by higher average borrowings on our Credit Agreement during the nine months ended January 22, 2016, as compared to the corresponding period last year. The increase in amortization of deferred financing costs is driven by the additional deferred costs incurred as part of our second and third amendments to the Credit Agreement as well as a $0.5 million write off of previously unamortized deferred financing fees associated with the third amendment to our Credit Agreement, which was effective in the second quarter of fiscal 2016.
Income Taxes
The provision for income taxes is based on our current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was 20.9% for the nine months ended January 22, 2016, as compared to a benefit of 4.0% for the corresponding period a year ago. The higher tax rate for the nine months ended January 22, 2016, was driven primarily by the impact of yearly variances in the forecasted annual rate, as well as discrete items booked in the third quarter of fiscal year 2015. Recent federal legislation providing a five-year extension to the WOTC program reduces our estimated full-year fiscal 2016 tax rate by approximately 320 basis points.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operating activities, the borrowing capacity under our Credit Agreement and our ability to incur sale leaseback indebtedness of up to $300.0 million.
Historically, our working capital requirements have been minimal; overall, our current liabilities have generally exceeded our current assets (excluding cash and equivalents). This favorable working capital position results from transacting substantially all of our Bob Evans Restaurants' sales for cash or third-party credit or debit cards; the relatively short trade credit terms with our BEF Foods' customers as well as most of our major suppliers and distributors; and the quick turnover of our inventories in both of our reporting segments.
Capital expenditures were $48.7 million and $58.9 million, respectively, for the nine months ended January 22, 2016, and January 23, 2015. In the nine months ended January 22, 2016, capital expenditures primarily related to the next phase of our ERP system, a new restaurant point-of-sale system, an additional refrigerated side dish production line at our Lima, Ohio, plant, other IT infrastructure projects and general restaurant improvements. In the nine months ended January 23, 2015, capital expenditures primarily related to new restaurant construction and our ERP system. In fiscal 2016, capital expenditures are expected to approximate $70.0 million to $74.0 million and include expenditures for those items discussed above.
During each of the first and second quarters of fiscal years 2016 and 2015, and the third quarter of fiscal year 2015, we paid cash dividends of $0.31 per share. During the third quarter of fiscal year 2016 we paid a cash dividend of $0.34 per share. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends are at the discretion of our Board of Directors.
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
On November 19, 2015, the Board of Directors approved an additional $100.0 million authorization under our share repurchase program, for a total authorization of $250.0 million. The program authorizes the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions, while maintaining prudent leverage levels. The share repurchase authorization was extended to expire on December 31, 2016. We expect to repurchase shares through this program after we complete the initial $150.0 million of authorized repurchases. The additional repurchase program will be funded in part through the net proceeds from the expected sale leaseback of restaurant properties (see below for additional information).
In the first three quarters of fiscal 2016 we repurchased approximately 3.5 million shares for $156.7 million. The repurchases were funded primarily through additional borrowings on our Credit Agreement, cash from operations and the $50.0 million of proceeds from the plant sale leaseback transaction.
On January 2, 2014, we entered into the Credit Agreement, which represents a syndicated secured revolving credit facility. We incurred financing costs of $2.1 million associated with this Credit Agreement, which are being amortized over the remaining term of the agreement. As a result of the Third Amendment to the Credit Agreement, effective October 21, 2015, and discussed further below, up to $650.0 million of borrowings are available, including a letter of credit sub-facility of $50.0 million, and an accordion provision that permits the Company to request an additional $300.0 million for certain transactions, which could increase the revolving credit commitment to $950.0 million. It is secured by the stock pledges of certain of our material subsidiaries. Borrowings under the Credit Agreement bear interest, at our option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 1.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.50%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.00%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. Our effective interest rate for the Credit Agreement was 2.05% during the nine months ended January 22, 2016. As of January 22, 2016, we had outstanding borrowings of $492.9 million under our credit facility and $12.6 million was reserved for certain standby letters of credit.

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
In the first quarter of fiscal 2016, we entered into a Second Amendment to the Credit Agreement dated May 11, 2015. The amendment has an effective date of April 24, 2015. The terms of the Credit Agreement were amended related to: (a) an increase of the Maximum Leverage Ratio for the period starting April 24, 2015, through the remaining term of the Credit Agreement, (b) a change in the restrictions related to payments for share repurchases, and (c) a change in the definition of the LIBOR and Daily LIBOR rates that are used to calculate interest on outstanding borrowings. We incurred and paid fees of $1.7 million associated with this amendment, which will be amortized over the remaining term of the Credit Agreement using the straight line method, which approximates the effective interest method.
We entered into an Agreement Regarding Financial Covenant Calculation ("Agreement") on August 10, 2015, with an effective as date of April 24, 2015, in which the terms of the Credit Agreement were clarified regarding the treatment of certain noncash charges in the calculation of our Maximum Leverage Ratio. The Agreement had no impact on our financial covenants.
In the second quarter of fiscal 2016, we entered into a Third Amendment to the Credit Agreement dated and effective as of October 21, 2015. The terms of the Credit Agreement were amended related to: (a) increase the level of permitted indebtedness in connection with sale and leaseback transactions of assets from $100.0 million to $300.0 million, (b) removal of the $150.0 million share repurchase restriction during the 2016 fiscal year, (c) decrease the size of the facility from $750.0 million to $650.0 million, (d) modification of the definition of the leverage ratio to account for rent expense from leases so that the leverage ratio will be calculated as consolidated indebtedness plus 600% of annual rent expense versus consolidated EBITDAR, and (e) inclusion of an add back to the leverage ratio calculation for costs related to the settlement of a class action lawsuit. We incurred and paid fees of $0.8 million associated with this amendment, which will be amortized over the remaining term of the Credit Agreement using the straight line method, which approximates the effective interest method.
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. It requires us to maintain a specified minimum coverage ratio and maximum leverage ratio at January 22, 2016, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.50 to 1.00. As of January 22, 2016, our leverage ratio was 3.15, and our coverage ratio was 12.54, as defined in our Credit Agreement. Our Credit Agreement also limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. The Credit Agreement also allows for the incurrence of additional indebtedness of up to $300.0 million, a sale leaseback of our real estate of up to $300.0 million and mortgage indebtedness on our corporate headquarters of up to $50.0 million. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement to extend further credit, terminated. We were in compliance with the financial covenant requirements of our Credit Agreement as of January 22, 2016.
Beginning in fiscal 2015, management has worked closely with the Board of Directors and its strategic advisers to assess various alternatives to increase shareholder value. In particular, the Company determined it would pursue several transactions with respect to its real estate assets. In the second quarter of fiscal 2016, we entered into an agreement pursuant to which we sold our manufacturing properties located in Lima, Ohio, and Sulphur Springs, Texas, for $51.6 million.  We received net proceeds of $50.0 million, after consideration of closing and other transaction costs. Concurrent with the sale, we entered into a lease agreement pursuant to which we leased both the Lima and Sulphur Springs manufacturing properties for an initial 20-year term at an annual, straight-line rent expense of $4.1 million, inclusive of the amortized deferred gain on the Lima, Ohio, location. The master lease agreement includes two ten-year renewal options.
On February 9, 2016, we entered into a $30.0 million loan and mortgage on our corporate headquarters in New Albany, Ohio. The loan has a ten-year term and is amortized over that period. The rate of interest is variable and is initially set at 5.1%. The Company and several wholly owned subsidiaries have provided guaranties for the loan. We intend to use the net proceeds from this loan to pay down debt under the Company's Credit Agreement and for other corporate purposes.
On February 23, 2016, the Company signed purchase and sales agreements on 145 restaurant properties for a combined $200.0 million. The Company has agreed to sell 119 restaurant properties for $163.4 million to National Retail Properties, LP ("National"), and 26 restaurant properties for $36.6 million to Mesirow Realty Sale-Leaseback, Inc. ("Mesirow"). As part of the transactions, the Company has agreed to enter into absolute net master leases with each buyer, pursuant to which we will lease the locations for an initial term of 20 years. The first year rent expense resulting from these transactions will be approximately $13.8 million, excluding the impact of deferred gains. The National lease includes a CPI-based rent escalator with a maximum 1.5% annual increase, while the Mesirow lease includes a fixed 1.5% annual rent escalator. The transaction is expected to provide the Company with net proceeds of approximately $165.0 to $170.0 million. Consummation of the transactions is subject to completion of due diligence and certain customary closing conditions. We intend to use the net proceeds to pay down debt under the Company's Credit Agreement, to repurchase shares of the Company's common stock and for other corporate purposes, while maintaining prudent leverage. Closing of the transaction is expected during the fourth fiscal quarter, which ends April 29, 2016.
We believe that our cash flow from operations, as well as the available borrowings under our Credit Agreement and our ability to incur sale leaseback indebtedness, will be sufficient to fund anticipated capital expenditures, working capital requirements, dividend payments and share repurchases.
Operating activities
Net cash provided by operating activities was $117.5 million and $81.0 million for the nine months ended January 22, 2016, and January 23, 2015, respectively. The increase in cash provided by operating activities as compared to a year ago is primarily due to an increase in net income from operations, a $14.8 million increase in tax refunds received and improved working capital management.
Investing activities
Cash provided by investing activities was $20.1 million for the nine months ended January 22, 2016, while cash used in investing activities was $49.5 million for the nine months ended January 23, 2015. The increase in cash provided by investing activities was primarily due to an increase in proceeds from sale of property, plant and equipment of $54.4 million, which includes $50.0 million of net proceeds from the sale of our Lima, Ohio, and Sulphur Springs, Texas, facilities as well as proceeds from the sale of nonoperating restaurant properties. In addition, capital expenditures decreased $10.3 million as compared to the prior year, as the Company completed the first phase of our ERP system in the fourth quarter of fiscal 2015. We also liquidated $5.2 million of rabbi trust assets during the nine months ended January 22, 2016.
Financing activities
Cash used in financing activities was $136.2 million for the nine months ended January 22, 2016, as compared to $35.5 million for the nine months ended January 23, 2015. The increase in cash used by financing activities was primarily due to the $156.7 million of repurchases of our common stock in fiscal 2016, partially offset by $44.9 million of incremental borrowings on our Credit Agreement and other long-term debt in the current year as compared to $11.7 million net repayments on our Credit Agreement and other long-term debt in the corresponding period last year.
Contractual obligations
Other than the amendment to our Credit Agreement, discussed in Note 2, and the sale leaseback transaction discussed in Note 11, there have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in our Annual Report on Form 10-K, for the fiscal year ended April 24, 2015.
Off-Balance Sheet Arrangements
As of January 22, 2016, we have not entered into any “off-balance sheet” arrangements with unconsolidated entities or other persons, as that term is defined in rules issued by the SEC.
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
Interest Rate Risk

At January 22, 2016, our outstanding debt included $492.9 million  outstanding on the credit facility, and $3.2 million of other outstanding long-term notes. A change in market interest rates will impact our Credit Agreement when there is an outstanding balance.  For example, a one percent increase in the benchmark rate used for our credit facility would increase our annual interest expense by approximately $5.0 million, assuming the $492.9 million  outstanding at January 22, 2016, was outstanding for the entire year.
Commodities Prices

We purchase certain commodities such as beef, pork, poultry, seafood, produce and dairy products. These commodities are generally purchased based upon market prices established with suppliers. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. We do not use financial instruments to hedge commodity prices, because these purchase arrangements help control the ultimate cost paid. Most commodity price aberrations are generally short-term in nature and for some commodities, such as sows, hedge instruments are not available.
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
On April 25, 2015, we implemented the first phase of an enterprise resource planning (“ERP”) system on a company-wide basis, which is expected to improve the efficiency of certain financial and related transaction processes. The implementation resulted in business and operational changes, which required changes to our internal controls over financial reporting. We believe we have designed adequate controls into and around the new ERP system, which includes performing significant procedures, both within the ERP and outside the ERP, to monitor, review and reconcile financial activity for the third quarter of fiscal 2016 to ensure ongoing reliability of our financial reporting.
Except as has been described above, there has been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended January 22, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Class Action Litigation: In August 2012, a former Bob Evans Restaurant employee filed an action against the Company in the United States District Court for the Southern District of Ohio, styled David Snodgrass v. Bob Evans Farms, LLC, Case No. 2:12-cvg-00768 (“Snodgrass”). The lead plaintiff alleged that the Company violated the Fair Labor Standards Act by misclassifying assistant managers as exempt employees and failing to pay overtime compensation during the period of time the employee worked as an assistant manager. The plaintiff's complaint requested an unspecified amount of alleged back wages, liquidated damages, statutory damages and attorneys’ fees. The lead plaintiff sought to maintain the suit as a collective action on behalf of other similarly situated assistant managers employed at Bob Evans Restaurants between August 2009 and present. In December 2013, the Court in Snodgrass granted conditional certification of those assistant managers that elected to opt-in to the collective action.
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
While we continue to believe that our assistant managers were properly classified as exempt from the respective Federal and State overtime requirements and that we have meritorious defenses to the claims in each of the Snodgrass, Utterback and Mackin matters, as previously reported in our Annual Report in Form 10-K for the fiscal year ended April 24, 2015, in the fourth quarter of fiscal 2015 we received an unfavorable ruling related to the Snodgrass litigation and determined a settlement of all three matters was in the best interest of the Company. In connection with the unfavorable ruling, we recorded a charge of $6.0 million in the fourth quarter of fiscal 2015. This expense was recorded to the Bob Evans Restaurants segment and in the S,G&A line of the Consolidated Statements of Net Income.
In June 2015, counsel for all parties attended the second mediation in the Snodgrass matter in an attempt to resolve each of the Snodgrass, Utterback and Mackin litigation matters. On July 31, 2015, the Company and counsel for the plaintiffs reached an agreement in principle to resolve all claims presented in the Snodgrass, Mackin and Utterback cases for the total sum of up to $16.5 million on a claims made basis.  A Settlement Agreement was executed by the parties on October 2, 2015, and the Court provided preliminary approval on October 23, 2015. As a result of the agreement in principle, we recorded an additional charge of $10.5 million in the first quarter of fiscal 2016. This expense was recorded to the Bob Evans Restaurants segment and in the S,G&A line of the Consolidated Statements of Net Income.
The Court held a Final Approval Hearing on February 18, 2016, and issued the Final Approval Order on February 26, 2016. The settlement remains conditioned upon completion of a 30-day appeals period, without any appeal being filed.
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
In the third quarter of fiscal 2016 we repurchased approximately 1.3 million shares for $51.7 million. The repurchases were funded primarily through additional borrowings on our Credit Agreement, cash from operations and the $50.0 million of proceeds from the plant sale leaseback transaction.
The following table provides information regarding the purchases of shares of Common Stock of Bob Evans made by the Company during each fiscal month of the three months ended January 22, 2016:

Period (Fiscal Month)	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
October 24, 2015 through November 27, 2015	543,198	$42.18	543,198	$122,159,275
November 28, 2015 through December 25, 2015	560,116	$40.18	560,116	$99,653,814
December 26, 2015 through January 22, 2016	164,960	$38.23	164,960	$93,347,393
	1,268,274		1,268,274

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS
See index to exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.

Date: March 2, 2016	By:	/s/ Saed Mohseni
Saed Mohseni President and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2016	By:	/s/ Mark E. Hood
Mark E. Hood* Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

Date: March 2, 2016	By:	/s/ Sylvester J. Johnson
Sylvester J. Johnson* Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
 * Messrs. Hood and Johnson have been duly authorized to sign on behalf of the Registrant as its principal financial officer and its principal accounting officer, respectively.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated January 22, 2016
Bob Evans Farms, Inc.

Exhibit Number	Description	Location
3.1
Amended and Restated Certificate of Incorporation of company reflecting amendments through Aug. 20, 2014. [This document represents the Company’s Certificate of Incorporation in restated format incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]

Incorporated herein by reference to Exhibit 3.1 to Bob Evans Farms, Inc.’s Annual Report on Form 8-K filed September 3, 2014 (File No. 0-1667)
3.2	Amended and Restated By-Laws of Bob Evans Farms, Inc. (Effective August 20, 2014)	Incorporated herein by reference to Exhibit 3.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 3, 2014 (File No. 0-1667)
10.1	Employment Agreement for Saed Mohseni dated November 14, 2015	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.'s Form 8-K Filed November 17, 2015 (File No. 0-1667)
10.2	Bob Evans Farms, Inc. Amended and Restated Change In Control and Severance Plan dated November 14, 2015	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.'s Form 8-K Filed November 17, 2015 (File No. 0-1667)
10.3	Purchase and Sale Agreement between Bob Evans Farms, LLC and National Retail Properties, LP dated February 23, 2016	Filed herewith
10.4	First Amendment to Purchase and Sale Agreement between Bob Evans Farms, LLC and National Retail Properties, LP dated February 25, 2016	Filed herewith
10.5	Purchase and Sale Agreement between Bob Evans Farms, LLC and Mesirow Realty Sale-Leaseback, Inc. dated February 23, 2016	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith