Form 10-K
period 2016-04-29
BOB EVANS FARMS INC
filed 2016-06-23
CIK 33769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 29, 2016
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

Securities registered pursuant to Section 12(b) of the Exchange Act

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of October 23, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $915,522,220 based on the closing sale price as reported on the NASDAQ Stock Market.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 17, 2016
Common Stock, $.01 par value per share	19,752,584
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders	Part III

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
Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein. Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	food safety events, including instances of food-borne illness (such as salmonella E. Coli, Listeria, etc.) involving our restaurants, production plants or our supply chain;

•	the effects of negative publicity that can occur from increased use of social media;

•	success of operating and marketing initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•	changes in consumer tastes and preferences, and in discretionary consumer spending;

•	changes in spending patterns and demographic trends, such as the extent to which consumers eat meals away from home;

•	changes in commodity costs (including sows, beef, chicken, eggs and corn among others), labor, supply, fuel, utilities, distribution and other operating costs;

•	development costs, including plant construction and renovation costs;

•	availability of qualified corporate, restaurant and plant personnel, and the ability to retain such personnel;

•
our ability, if necessary, to secure alternative distribution of supplies of food, equipment and other products to our restaurants and production facilities at competitive rates and in adequate amounts, and the potential financial impact of any interruptions in such production or distribution;

•	availability and cost of insurance;

•	adverse weather conditions;

•	availability, terms (including increases in interest rates) and deployment of capital;

•
changes in, and our ability to comply with, legal, regulatory or similar requirements, including payment credit card industry rules, overtime rules, minimum wage rates, wage and hour laws, government-mandated health care benefits, tax legislation, and accounting standards;

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•	the effects of charges for impairment of goodwill or for the impairment of other long-lived assets;

•	the effects of war or terrorist activities;

•	the difficulty in implementing the Company’s plan to reduce its general and administrative expense, finding future cost reductions and the future impact on the Company’s earnings;

•
the ability to generate sufficient cash flow to meet increased debt service obligations, compliance with operational and financial covenants, and restrictions on the Company’s ability to implement strategic plans in the future;

•	completing the implementation of our new enterprise resource planning and point of sales systems and;

•
other risks and uncertainties affecting us and our subsidiaries referred to in this Annual Report on Form 10-K (see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the SEC.

Readers are cautioned not to place undue reliance on forward-looking statements made in this report, since the statements speak only as of the report’s date. Except as may be required by law, we have no obligation or intention to publicly update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any future public disclosures that we may make on related subjects in reports that we file with or furnish to the SEC or in our other public disclosures.

PART I
ITEM 1.    BUSINESS
In this Annual Report on Form 10-K, we use the terms “Bob Evans,” “company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its direct and indirect subsidiaries.
We maintain a website at bobevans.com. We make available free of charge through our website our periodic and other reports filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K or any other filings that we make from time to time with the SEC.
The following description of our business should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Background
We are both a full-service restaurant company that as of April 29, 2016, operated 527 Bob Evans Restaurants in 18 states, and also a leading producer and distributor of pork sausage products and a variety of complementary home-style refrigerated side dishes and frozen food items primarily under the Bob Evans, Owens and Country Creek brand names. Our food products are distributed primarily to customers throughout the United States. Additionally, we manufacture and sell similar products to foodservice customers, including Bob Evans Restaurants and other restaurants and food sellers.
Our business began in 1948 when our founder began making sausage on his southeastern Ohio farm to serve at his 12-stool, 24-hour diner. Our business grew from there and was incorporated in Ohio in 1957. We became a publicly traded company on June 6, 1963. Our current parent company was incorporated in Delaware on November 4, 1985.
Major changes to the business as operated today include:

•	In 1987, we expanded our business by acquiring Owens Country Sausage, Inc.

•	In 1991, we established the Bob Evans foodservice division, which sold food products directly to distributors and institutions.

•	In 2003, Owens Country Sausage purchased a food production plant in Sulfur Springs, Texas and began major renovations.

•
In 2004 we expanded our business by acquiring SWH Corporation, which owned and operated the Mimi's Café restaurant chain. We sold our Mimi’s Café restaurant chain in February 2013 to Le Duff America, Inc. (“Le Duff”). Le Duff is a U.S.-based subsidiary of Groupe Le Duff, a global bakery and restaurant company headquartered in France.

•
In 2010, as part of an optimization program, we closed our fresh sausage plant in Galva, Illinois and eliminated direct store deliveries with a change to shipping products directly to customer warehouses. We also formed BEF Management, Inc. to act as a management company. In 2011 we sold our distribution center in Springfield, Ohio.

•
In 2011 we launched the Farm Fresh Remodel ("FFR") program for Bob Evans Restaurants; a program we completed in 2014. We also completed a restructuring of the foods segment by creating BEF Foods, Inc. which consolidated all of the food production and operations under one company.

•	In 2012 we purchased a 100,000 square foot food production facility in Lima, Ohio, where we primarily produce potato and pasta-based side dishes.

•
In 2013, as part of an optimization restructuring, we closed our fresh sausage plant in Richardson, Texas and our production facility in Bidwell, Ohio. We also began the first phase of an expansion at our Lima, Ohio, production facility, and began an expansion at the Sulphur Springs, Texas, production facility

•	In October 2013 we moved into our new corporate support center in New Albany, Ohio.

•	In 2014 we closed our production facility in Springfield, Ohio and also completed the expansions at the Lima, Ohio, and Sulphur Springs, Texas production facilities.

•
In October 2015 we entered into a sale leaseback transaction on our Lima, Ohio, and Sulphur Springs, Texas, production facilities. The lease agreement includes an initial 20 year term and two ten-year renewal options.

•	In April 2016 we entered into sale leaseback transactions on 143 restaurant properties. The lease agreements include an initial 20 year term, and five, five-year renewal options.

•	We are currently in the process of completing a fourth production line at the Lima, Ohio, plant. This expansion is expected to be operational in the second quarter of fiscal 2017.
We have a 52 or 53-week fiscal year that ends on the last Friday in April. When we refer to 2016, 2015 and 2014, or fiscal 2016, fiscal 2015 and fiscal 2014, we are referring to our fiscal years that ended on April 29, 2016, April 24, 2015, and April 25, 2014, respectively. Our fiscal 2016 year that ended on April 29, 2016, was a 53-week fiscal year. Other years presented are comprised of 52 weeks.
Our Strategy
We believe every initiative, investment and expenditure the company undertakes must not only deliver an acceptable financial return; it must also support and empower our team members to execute our brand promise:  high quality food delivered consistently with hospitality and integrity, whether in restaurants or to our retailers.  Historically, hospitality and quality differentiated the Bob Evans brand, and we are committed to reestablishing our leadership in those areas.  Product innovation, menu redesign and refinements to pricing and discounting are all important elements of our strategy, but hospitality and quality are the linchpins that will allow us to leverage those initiatives, and the investments they require, to drive transaction growth at Bob Evans Restaurants and continued profitable sales growth at BEF Foods.
Further, we will continue to evaluate our asset base by periodically reviewing our assets and taking appropriate investment and disposal actions when necessary.  We will also continue to review our Selling, General and Administrative expenses ("S,G&A") and certain other cost structures to identify sustainable cost savings and establish an enterprise-wide culture of service and efficiency.
Our vision for the Company is to be the family dining and grocery products brand of choice, a desirable and engaging employer for current and prospective talent, a valued partner in the community and a sound and lucrative investment for shareholders. It is our mission to bring families and friends together for farm-fresh goodness at our table or yours. With the successful execution of our business objectives and business strategy, we believe we will achieve our vision and mission.
Bob Evans Restaurant Segment
As of April 29, 2016, we operated 527 Bob Evans Restaurant locations. Through our restaurant concept, we offer our customers a variety of high-quality, reasonably priced breakfast, lunch and dinner items for either dine-in, carryout or catering occasions in family-friendly settings.
Our vision for Bob Evans Restaurants is to be recognized as a premier restaurant company in all markets in which we compete. Our mission is to be our customers’ favorite restaurant by giving them our best, one customer at a time. We focus on the basics and try to simplify our operations to allow our restaurant teams to deliver on that premise. Bob Evans Restaurants are founded on quality, farm-style food and friendly service. Bob Evans Restaurants feature “Farm Fresh Goodness That Brings Families Together,” including a wide variety of comfort foods inspired by our homestead heritage such as sausage gravy & biscuits and our farm fresh egg combination breakfasts. We are striving to take advantage of this heritage and focus on delivering "Best In Class Breakfast." We want our customers to always feel right at home with us, so we “Treat Strangers Like Friends and Friends Like Family.”
Breakfast entrées are served all day and feature traditional favorites such as sausage, bacon and eggs, as well as specialty offerings like Sweet & Stacked Hotcakes, omelets and our signature coffee highlighting the importance of "Best in Class Breakfast" execution. We also offer a wide variety of lunch and dinner entrées, including a full line-up of Farm Fresh Salads and signature dinner items, such as slow-roasted pot roast, slow-roasted turkey and country fried steak.
Bob Evans Restaurants feature an atmosphere inspired by our Ohio farm heritage. Most traditional Bob Evans Restaurants range in size from approximately 3,600 to 6,500 square feet and average approximately 5,000 square feet, while our larger Bob Evans Restaurants & General Stores are approximately 9,800 square feet.
We believe our Bob Evans Restaurants draw people who want a delicious meal at a fair price in a family-friendly atmosphere. Our average annual store sales were $1.7 million for Bob Evans Restaurants in fiscal 2016. Average dine-in, per-guest checks for fiscal 2016 for breakfast, lunch and dinner were $9.35, $9.72 and $9.78 respectively, for an average dine-in, per-guest check of $9.61 for all day parts. The average per-guest check has increased primarily due to a mix shift towards higher price items as well as price increases implemented during fiscal 2016. Bob Evans Restaurants are generally open from 6 a.m. or 7 a.m. until 9 p.m. or 10 p.m. Sunday through Thursday, with extended closing hours on Friday and Saturday at some locations. Starting in fiscal 2015, we opened on Thanksgiving Day with regular hours. During fiscal 2016, breakfast, lunch and dinner accounted for 32%, 37% and 31% percent, respectively, of total Bob Evans Restaurants’ revenue. Weekend sales, defined as Saturday and Sunday, accounted for approximately 39% of a typical week’s revenue during fiscal 2016. Off-premise sales (carryout, catering, bakery, retail and on-line ordering) are approximately 16% of the total Bob Evans Restaurants segment revenue and have grown by approximately 8% as compared to the prior year.
Bob Evans Restaurants is focused on growing sales and profits in key product areas. Exciting new products like Deep Fried Chicken and Brioche French Toast are geared to drive dine-in traffic and sales. Family Meals to Go and $5/$6 Soup and Sides To Go have become major sellers. Catering is also becoming a significant sales layer. Our Farmhouse Feasts that serve eight people, featured on Easter, Thanksgiving and Christmas, are holiday favorites. We will continue to focus efforts on increasing both our dine-in and off-premise business in fiscal 2017.
Restaurant Operations and Management
We believe that quality restaurant management is critical to the success of our concept. We must be the best at operations execution to keep our customers satisfied. Our restaurant management structure for Bob Evans Restaurants is organized to drive quality, service, cleanliness and top-line growth and bottom-line profitability.
The Bob Evans Restaurants leadership focuses efforts on the overall growth and development of the concept, with particular focus on hospitality. Our restaurant leaders are incented to “act like owners.”
Each Bob Evans Restaurants location employs on average, approximately 50 hourly employees, and is led by a general manager, an assistant general manager, and one or more assistant managers, depending on the size, location and sales volume of the restaurant. A Bob Evans Restaurants general manager reports to a director of operations who oversees an area of approximately 8-12 restaurants. The director of operations reports to a region vice president, who is responsible for approximately 8-12 areas. The region vice presidents report to the senior vice president of operations excellence. Bob Evans Restaurants are visited regularly by all levels of management to ensure they are operating effectively and adhering to our standards.
Restaurant Locations
As of April 29, 2016, Bob Evans Restaurants were located in 18 states, primarily in the Midwest, mid-Atlantic and Southeast. We believe we must innovate and change the way people think about Bob Evans Restaurants by ensuring that the concept is relevant to our target segments which include families and frequent restaurant diners. During fiscal 2016, we opened one new Bob Evans Restaurant, compared to seven in fiscal 2015, and four in fiscal 2014. During fiscal 2016 we also closed 41 Bob Evans Restaurants and announced the expected closure of six additional leased restaurants in fiscal 2017, compared to one in fiscal 2015, and three in fiscal 2014.

The following table sets forth the number and location of our Bob Evans Restaurants as of the end of fiscal 2016:
Restaurants in Operation at April 29, 2016

Bob Evans Restaurants
Delaware	7
Florida	47
Illinois	14
Indiana	53
Kansas	1
Kentucky	22
Maryland	27
Michigan	49
Missouri	14
New Jersey	1
New York	8
North Carolina	7
Ohio	192
Pennsylvania	34
South Carolina	4
Tennessee	2
Virginia	15
West Virginia	30
Total	527
Future restaurant growth depends on a variety of factors, including:
•the expected rate of return on the capital invested in the new restaurant;
•the availability of affordable sites that meet our demographic and other specifications;
•general economic conditions, including consumer spending for family and casual dining;
•growth trends in consumer demand for our restaurant concepts;
•our ability to obtain local permits; and
•the availability of qualified management and hourly employees.
We use a site selection process for our Bob Evans Restaurants that includes a detailed evaluation of factors such as population density, household income in the area, competition, the site’s visibility and traffic patterns, accessibility, proximity to retail centers, and the demographics of potential guests.
We periodically evaluate performance of our existing restaurants to determine whether any restaurants should be closed. In April 2016, management adopted a plan and committed to close 27 underperforming restaurants, including 21 owned and six leased locations. The 21 owned locations were closed in fiscal 2016 and we expect the leased locations to close in fiscal 2017. We believe these closures free up resources for other uses, and will strengthen our restaurant portfolio and improve overall returns.
Supply Chain and Distribution
Controlling our supply costs is a critical component of improving margins with a focus on customer satisfaction. Our ability to offer high-quality, reasonably priced menu items at our restaurants depends upon acquiring food products and related items from reliable sources at competitive prices. Our supply chain team sources, negotiates and purchases food and nonfood items from more than 700 suppliers. Our suppliers must adhere to strict product specifications and quality standards.

Our restaurant operating margins are subject to changes in the price and availability of food commodities. Prices for many of the foods and other commodities we bought for our restaurants increased during fiscal 2016, and we expect modest increases during fiscal 2017. Our operating margins are also affected by changes in the price of utilities, such as electricity and natural gas, upon which our restaurants depend for their energy supply.
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
We believe we have improved distribution efficiency, attained consistent pricing and lowered costs as we leverage the volume of our restaurant concept. Although only one distributor, through multiple distribution centers, furnishes the majority of inventory items to our restaurants, we believe other distributors could readily provide this inventory.
Sources and Availability of Raw Materials
Menu mix in the restaurant business is varied enough that raw materials historically have been readily available. However, some food products may be in short supply during certain seasons and raw material prices often fluctuate according to availability. We believe that all essential food products will continue to be generally available from our existing suppliers or, upon short notice, can be obtained from other qualified suppliers. At the start of fiscal 2016, our prices to purchase eggs began to increase, a result of the avian influenza that has significantly impacted poultry farms in the Midwest. Refer to Management Discussion and Analysis section for further discussion on the impact of food costs to our fiscal 2016 results.
Due to the rapid turnover of perishable food items, our restaurants maintain inventories with a modest (approximately $10 thousand of perishable inventory per restaurant) aggregate cost in relation to revenues.
Advertising and Marketing
We spent approximately $30 million on restaurant advertising and marketing during fiscal 2016. Most of our advertising budget was spent on television, radio, print and outdoor advertising. We focus our advertisements on new promotions and Bob Evans Restaurants’ menu items and the concept’s position as offering “farm fresh goodness that brings families together,” and "get in on something good TM." We also distribute coupons through multiple channels and support in-store merchandising, menus, kids’ marketing programs, and local store marketing. During fiscal 2016 we made a strategic shift in the depth of discounts offered and eliminated the use of "buy one get one free" offerings. This change reduced guest traffic by approximately five percent. Total discounts, recognized as a reduction of gross sales for Bob Evans Restaurants, were $40.0 million, $53.6 million and $46.5 million in fiscal 2016, 2015 and 2014, respectively.
Research and Development
As part of our effort to consistently drive sales growth we frequently test food items to identify new and improved menu and retail food product offerings to appeal to our existing customers, satisfy changing eating trends and attract new customers. We strive to maintain a 12 to 24 month product development pipeline focused on creating and introducing innovative menu items and retail food products, as well as enhancements to our existing offerings.
In order to keep our menu and retail food products fresh and appealing to our guests’ preferences, our product development team concentrates on creating appealing menu offerings that are consistent with the positioning of the brand, as well as quality enhancements to some of our best-selling items. Product development for both Bob Evans Restaurants and BEF Foods segments focuses on home-style offerings. New products are market tested before they are introduced. Research and development expenses for our restaurant concept and BEF Foods operations are generally not material.
Competition
The restaurant industry is highly competitive. There are numerous segments within the restaurant industry distinguishable based on the type of food, food quality, service, location, associated price-to-value relationship and overall dining experience. Bob Evans Restaurants operates in the family dining segment.

Key competitive factors in the industry include the quality and value of menu offerings, quality and speed of service, attractiveness of facilities, advertising, brand awareness and image, and restaurant locations. Although we believe our restaurant concept competes favorably with respect to each of these factors, many of our competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources than we have. Additionally, we compete with many restaurant operators and other retail establishments for site locations and restaurant employees. We also face growing competition from quick-service and fast-casual restaurants that are improving the quality and expanding the variety of their offerings, especially at breakfast. Additionally some concepts have recently begun to offer all day breakfast options.
Our BEF Foods Segment
Our vision for our BEF Foods segment is to be a powerful national brand food business driven by innovation and strong retail relationships with a portfolio of convenient meal solutions that meet consumer needs. We offer a variety of quality, wholesome food products to retail and foodservice customers. We sell our retail food products under the Bob Evans, Owens and Country Creek brand names. Our food products provide “farm-fresh goodness” and convenient meal solutions that uphold our commitment to premium quality. Our food products include approximately 60 varieties of branded fresh, smoked and fully cooked pork and turkey sausage, ham and hickory-smoked bacon products. Varieties include Bob Evans Fresh Sausage (in rolls, patties or links, all in a variety of seasonings), Bob Evans Sausage (including Sweet Italian, Savory Sage, Brown Sugar and Honey, Maple, as well as Naturally!), Bob Evans Fully Cooked Maple Links, Bob Evans Fully Cooked Turkey Sausage Patties or Fully Cooked Turkey Sausage Links, and Bob Evans Grilling Sausage (Original Bratwurst, Beer Bratwurst, Sweet Italian and Hot Italian). We also offer over 100 complementary, convenience food items in the refrigerated and frozen areas of grocery stores such as mashed potatoes (different varieties in various sizes), our Oven Bake Scalloped Potatoes, Oven Bake Macaroni & Cheese and Oven Bake Double Cheddar Pasta with Applewood Smoked Bacon, our sides such as Homestyle Broccoli & Cheese, Seasoned Homestyle Stuffing, Six Cheese Pasta, Original Green Bean Casserole, Sliced Glazed Apples, our Handheld Breakfast Items such as Bob Evans Sausage, Egg & Cheese Biscuits, Bob Evans Sausage, Egg & Cheese Croissant, our Breakfast Burritos, Breakfast Bowls, Owens Kolaches, as well as our Soups (Original Chicken & Noodles and Original Sausage Chili), and Sausage Gravies.
Our refrigerated mashed potatoes and macaroni and cheese side dishes continue to grow as a percentage of our food products volume. We expect to continue to consistently drive sales growth through new product development and enhancements to existing items to address evolving consumer demands.
Production
We produce food products in four manufacturing facilities. We produce fresh sausage products at our plants located in Hillsdale, Michigan, and Xenia, Ohio. Ready-to-eat products, such as sandwiches, soups and gravies, are produced at our Sulphur Springs, Texas, plant, and our Lima, Ohio, plant produces refrigerated side dishes. We have made efforts to increase returns on invested capital by implementing a plant optimization program to ensure we are operating efficiently and are positioned for future growth. The program is geared to identify operational gaps and opportunities to improve production efficiencies at our production facilities. As a part of this program, we closed our fresh sausage plant in Galva, Illinois, and the fresh sausage production portion of our Bidwell, Ohio, plant in fiscal 2011. We closed our ready-to-eat plants in Springfield and Bidwell, Ohio, and our fresh sausage plant in Richardson, Texas, in fiscal 2014.
In August 2012, we purchased Kettle Creations, which included a 100,000 square foot food production facility in Lima, Ohio, where we produce potato and pasta-based side dishes. Kettle Creations previously was a co-packer for BEF Foods. During the second quarter of fiscal 2014, we completed the expansion at the Lima, Ohio, production facility, including an additional 57,000 square feet of production facility and constructing an additional production line at a cost of approximately $24 million. We are currently in the process of completing an additional $20 million expansion in production capacity to add a fourth side-dish production line at the Lima, Ohio, plant. The line is expected to be operational in the second quarter of fiscal 2017.
As part of our plant optimization program, we also invested approximately $36 million of capital to expand, modify and add production lines to our food production facility in Sulphur Springs, Texas, which increased production of ready-to-eat food products, as well as added capacity for soups and gravies. This plant expansion was completed during the second quarter of fiscal 2014.
We strive to be the best at operations execution by always focusing on food safety. We follow a Hazard Analysis and Critical Control Points (“HACCP”) program at each of our manufacturing plants. HACCP is a comprehensive system developed in conjunction with government agencies to prevent food safety problems by addressing physical, chemical and biological hazards. We use HACCP to identify potential safety hazards so that key actions can be taken to reduce or eliminate risks during production. We have a team dedicated to food safety and quality assurance. We also follow the British Retail

Consortium global food safety initiatives to help ensure insure food safety and quality standards are practiced in our manufacturing facilities, as well as in the co-pack facilities that supply us.
We have third parties to manufacture or “co-pack” some of the Bob Evans and Owens products that are not produced in our own facilities or to supplement production in peak demand periods. These co-packed items include some of our side dish and meat items. We used approximately 20 third parties to manufacture food products for us in fiscal 2016, representing approximately 10% of pounds produced.
Sales
The U.S. food industry has experienced significant consolidation over the last 20 years as competitors have shed non-core businesses and made strategic acquisitions to complement category positions, maximize economies of scale in raw material sourcing and production, and expand retail distribution. This consolidation is expected to continue. The importance of sustaining strong relationships with retailers has become a critical success factor for food companies because it drives category management and continuous replenishment programs. Food companies with category leadership positions and strong retail relationships have increasingly benefited from these initiatives as a way to maintain shelf space and maximize distribution efficiencies.
Although our Bob Evans brand mashed potatoes are not available in all grocery stores across the country, it is the leading retail brand of refrigerated mashed potatoes in the United States (by volume, based on Information Resource Inc.'s total U.S. grocery data for 52 weeks ended April 29, 2016) and has been since 2007. Our goal is to consistently drive sales growth by leveraging our strong share position to secure additional retail store business and gain additional market penetration. We also believe strong brand awareness is critical in maintaining and securing valuable retail shelf space and will provide a strong platform for introducing product line extensions and new products.
Our retail sales force, which consists of our national account teams as well as third-party food brokers, sells our food products to the leading national and regional retail chains. Retail sales are approximately 85% of net sales, while foodservice sales account for approximately 15 % of net sales.
A relatively small number of customers account for a large percentage of our BEF Foods sales. For fiscal 2016, our 10 largest BEF Foods accounts represented approximately 20% of our consolidated company sales, with the top two customers representing approximately 10% of consolidated company sales. We use national account teams to address the needs of our key retailers on a long-term basis.
Items for our foodservice customers include sausage, sausage gravy, breakfast sandwiches and side dishes. Foodservice sales provide us with incremental volume in our production plants to leverage operating efficiencies. Volumes in foodservice business declined in fiscal 2016 as compared to the prior year, primarily due to a planned shift of resources towards our growing side dish business.
Distribution
We supply our customers by shipping products directly to their warehouses for further distribution by the customers to their retail stores. We also distribute our products through food wholesalers and distributors who primarily service smaller, independent grocers.
At the end of fiscal 2016, Bob Evans or Owens brand products were available for purchase in grocery stores in all 50 states, the District of Columbia and parts of Canada. Our Owens brand products were available for purchase primarily in Oklahoma, Louisiana and Texas.
We continue to work with retailers in states where there is an opportunity to distribute our products. We will explore expansion prospects with retailers to profitably increase points of distribution.
Sources and Availability of Raw Materials
One of the most important raw materials used in our food products business is live sows (an adult female pig), which we depend upon to produce our pork sausage products. We produce sausage using the same premium ingredients that Bob Evans used when he started the Company. Sow meat is a high-value product compared to other types of pig meat because it has a better texture and is pink, unlike other pork, which tends to be chewy when made into sausage.
We procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in various US locations. The live sow market is volatile in terms of the number of sows available and market price. The live sow market is also dependent upon supply and demand for pork products, as well as corn and soybean meal prices (the major food supply for sows), weather and farmers’ access to capital. We procure sows in a variety of ways, including through supply contracts. Due to the structure of the sow market however, including the limited availability of sows, there is generally not a way to “lock” in prices contractually in advance for sows nor any commercially feasible, financial hedging products for sow prices to “fix” prices in advance, unlike the financial hedging products that are available for “lean hogs” or “pork bellies” prices.
During fiscal 2014 and part of fiscal 2015, sow costs reached record high prices in part driven by porcine epidemic diarrhea virus ("PEDv"), which reduced the supply of sows for slaughter due to the impact PEDv had on young piglets. The supply reduction did not significantly affect our ability to procure the live sows needed to meet our needs for customer demand, however it significantly impacted the cost beginning in the second quarter of fiscal 2014 through the third quarter of fiscal 2015. We benefitted from a significant decline in sow costs starting in the latter part of fiscal 2015 that extended through the entirety of fiscal 2016. The price decline was due primarily to the producers' ability to control PEDv, their rebuilding of their sow herds, as well as due to low customer demand.  In fiscal 2017 we expect the size of the breeding herd to stabilize and feed costs to be lower, but that export demand will increase. As a result, we expect sow prices in fiscal 2017 to be higher than they were in fiscal 2016.
Other important raw materials used in our food products operations are potatoes, dairy products, seasonings and packaging materials. Historically, these materials have been readily available, although some items may be in short supply during certain seasons and the price fluctuates according to availability. Such shortages did not have a material impact on net sales or operating income in fiscal 2016. Generally, we purchase these items under supply contracts with periodic pricing reviews with our suppliers. We occasionally engage in commitments for certain commodity based items when market conditions indicate that taking a future position will have a favorable financial impact. We believe that these items will continue to be available from our existing suppliers or, upon short notice, can be obtained from other qualified suppliers.
Eggs are key ingredient in some of our frozen products. With the avian influenza virus impacting the poultry and egg markets in fiscal 2016, we did not experience any supply disruptions on these raw materials from our suppliers. We did experience some price increases on egg-based raw materials from our suppliers during this time, but not to the degree that was initially anticipated.
Most of our food products are perishable and require proper refrigeration. Product shelf life ranges from 18 to 60 days for refrigerated products. Due to the perishable nature and shelf life of these items, our production plants normally process only enough products to fill existing orders. As a result, we maintain minimal inventory levels. Many of our breakfast and dinner sausage items can be frozen for shipping to warehouses. Shipping frozen product allows our retailers added flexibility to slack-out product as needed to meet consumer demand and allows us to build inventory for heavy consumption periods.
Advertising and Marketing
During fiscal 2016, we spent approximately $6.7 million advertising our food products, excluding coupons and trade promotion marketing costs. Our food products marketing programs consist of advertising, consumer promotions and trade promotions. Our advertising activities include newspaper and digital advertising aimed at increasing brand awareness and building consumer loyalty. Consumer promotions include the distribution of recipes featuring our products and targeted coupons designed to attract new customers and increase the frequency of purchases. Our trade promotions are aimed at providing retail display support, price discounts and securing additional shelf space. Trade promotions and discounts, which are recorded as a reduction to net sales, were $79.3 million, $56.6 million and $49.1 million in fiscal years 2016, 2015 and 2014, respectively. A decline in sow costs as compared to the last year caused the increase in fiscal 2016 trade promotions and discounts, allowing us to remain price competitive in a low sow cost environment. Trade promotions are generally more prevalent for fresh sausage than for refrigerated sides and represented approximately 62%, 53% and 58% of total of trade promotions in fiscal years 2016, 2015 and 2014, respectively.
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
Our Bob Evans Restaurants and BEF Foods segments are subject to seasonal fluctuations. Historically, our highest levels of revenue and net income at Bob Evans Restaurants occurred in the first and second quarters of our fiscal year. Many Bob Evans Restaurants are located near major interstate highways and generally experience increased revenue during the summer travel season. Holidays, severe weather conditions (such as snow storms and thunderstorms), natural disasters (such as flooding, hurricanes and tornadoes) and similar conditions can impact restaurant sales volumes in most of the markets in which we operate.
Our BEF Foods segment is seasonal to the extent that third and fourth quarter sales are typically higher due to increased sales of sausage and our home-style side dishes during the colder months from November through April and especially during the holiday season.
Our consolidated quarterly results can be significantly impacted by the cost and availability of raw materials, especially live sows. Our consolidated quarterly results are also impacted by restaurant closures and the associated impact on revenues and operating costs. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.
Trademarks and Service Marks
We have registered trademarks and service marks, such as the mark Bob Evans® for our restaurant business, and Bob Evans®, Owens®, Country Creek Farm® and Kettle Creations® for BEF Foods. In addition to the marks mentioned above, the following marks are trademarks and service marks of Bob Evans: All the Feast. None of The Fuss.; BE Fit; BE Mail; Big Farm; Bob Evans Farm Fresh Ideas; Bob Evans Grocery; Bob Evans Naturally; Bob Evans Oven Bake; Bob Evans Restaurant; Bob Evans Wildfire; Border Scramble; Discover Farm-Fresh Goodness; Endless Farmhouse Lunch; Farm-Fresh Goodness; Farmhouse Feast; Fit From the Farm; Get in on Something Good; Kettle Creations; Signature Coffee by Bob Evans; Simple Goodness of the Farm; Sunshine Skillet; and Taste of the Farm. We use additional registered and proprietary marks, some of which are listed under “Item 1. Business” above. We maintain a registration program for our marks with the United States Patent and Trademark Office and in certain foreign countries. In order to better protect our brands, we have also registered our ownership of the Internet domain names such as bobevans.com, beffoods.com, kettlecreations.net, and owensfoods.com. We believe that our trademarks, service marks, proprietary recipes and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our Bob Evans Restaurants and BEF Foods segments. We have vigorously protected our proprietary rights in the past and expect to continue to do so. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concepts. It may be difficult for us to prevent others from copying elements of our restaurant concepts and food products, and any litigation to enforce our rights would likely be costly.
As part of the roll out of our Broasted Chicken® platform, we have licensed the use of the Broasted®, Broaster Chicken®, Genuine Broaster Chicken® and Broasted Chicken trademarks from The Broaster Company.  Our Development Agreement provides us with limited exclusivity rights to use these licensed trademarks and proprietary Broaster equipment for a period of 10-years within the domestic family dining segment.
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
Minimum wages are governed by federal, state and local laws. There have been a number of increases in minimum wage in various states, as well as increasing legislative discussion at the federal level. Additionally, our industry has many tipped employees who receive much of their compensation in the form of customer tips. In many cases, we are allowed to take a tip credit against the required minimum wage rate and pay a lower cash wage rate to those employees. Any significant changes in the level of minimum wage or the permissibility of tipped wages could affect the profitability of our Bob Evans Restaurants segment. Federal and state legislatures have also proposed bills that would require paid time off at the hourly level. As this has not been common practice in the restaurant industry, such changes could affect our labor costs and profitability.
There have been a number of federal, state and local proposals and regulations to require restaurants to provide nutritional information on menus and/or require that restaurants label menus with the country of origin of meal ingredients. The Affordable Care Act enacted in March, 2010, contains provisions that require restaurants with 20 or more locations to post calorie information on menus and additional nutritional information in writing at the restaurant. The Food and Drug Administration (“FDA”) has released final regulations that currently have an effective date of December 1, 2016.
The passage of the Affordable Care Act and ongoing changes in the governing rules have required significant effort to ensure compliance. The Company has chosen to continue to make health care available to eligible employees based on the terms set forth in the plan. Further, we are providing medical, prescription drug, dental, vision and an employee assistance program through an insurance carrier, as we attempt to manage overall health care costs. In the first years under the Affordable Care Act (calendar years 2014 and 2015) we experienced a more significant increase in costs than we had anticipated and were unable to mitigate the cost to the Company by re-distributing the cost of the coverage between the Company and employees. Continued, significant cost increases and administrative burdens will continue to affect our profitability and our ability to continue our current health care strategy.
The nature of our business requires many of our employees to work nights, weekends and nontraditional schedules. Our restaurants may have varying labor needs at various points in time. These factors make it imperative that we carefully monitor and manage the hours that nonexempt employees work to remain compliant with overtime pay and health care regulations. We employ both salaried exempt and hourly nonexempt employees at our restaurants, which require us to manage the type of work done by the different classes of employees. As the definitions and enforcement of overtime and overtime exemption regulations continue to change at the federal and state levels, we may need to consider making changes in these classifications, which could result in higher payroll costs and negatively impact profitability.
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
Employees
As of April 29, 2016, we employed 30,625 employees including approximately 6,400 full-time employees. None of our employees are covered by collective bargaining agreements. We consider overall relations with our employees to be satisfactory.
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
ITEM 1A.    RISK FACTORS.
The risk factors presented below may have a material adverse effect on our future operating results, financial position and cash flows. The categories listed below are for information purposes only and do not signify that any risk should or should not be included in one or more of the other categories, or that any category or risk is more significant than any other risk. In addition to the risk factors presented below, changes in general economic conditions, consumer tastes and discretionary spending patterns, demographic trends and consumer confidence in the economy, which affect consumer behavior and spending for restaurant dining occasions and retail purchases in general, may have a material adverse effect on us. Our actual results could vary significantly from any results expressed or implied by any forward-looking statements contained in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”) depending upon a variety of factors, including, but not limited to, the following risks and uncertainties:

A.    OPERATIONS
General economic, business and societal conditions as well as those specific to the restaurant or retail industries that are largely out of our control may adversely affect our business, financial condition and results of operations.
Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control. These factors include, among others, consumer income, interest rates, inflation, consumer credit availability, consumer debt levels, tax rates and policy, minimum wage laws, unemployment trends and other matters that influence consumer confidence and spending. The full-service dining sector of the restaurant industry, purchase of food products, and the retail industry, are affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer preferences, including changes in consumer tastes and dietary habits and the level of consumer acceptance of our restaurant and food products concepts, and consumer spending patterns.
Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income. Global economic factors and a weak economic recovery have reduced consumer confidence and affected consumers’ ability or desire to spend disposable income. Deterioration in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses, inflation, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business. This would be due to a reduction in overall consumer spending or by causing customers to reduce the frequency with which they shop and dine out. This could also cause a shift of their spending to our competitors or to products sold by us that are less profitable than other product choices, all of which could result in lower revenues, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.
Concerns relating to food safety, food-borne illness, pandemics and other diseases could reduce customer traffic to our restaurants, or cause us to be the target of litigation, which could materially adversely affect our financial performance.
We dedicate substantial resources and provide training to ensure the safety and quality of the food we serve or sell. Nevertheless, we face food safety risks, including the risk of food-borne illness and food contamination, which are common both in the restaurant and food products industries, and the food supply chain, and cannot be completely eliminated. We rely on our network of suppliers and co-packers to properly handle, store and transport our ingredients, until delivery to our restaurants and plants. Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which could be difficult to detect and put the safety of our food in jeopardy. We freshly prepare many of our menu items at our restaurants, which may put us at greater risk for food-borne illness outbreaks than some of our competitors who use processed foods. The risk of food-borne illness may also increase whenever our menu items are served outside of our control, such as by third party food delivery services, customer take out or at catered events.
If a pathogen (i.e., Ebola, “mad cow disease,” “SARS,” “swine flu,” Zika virus, avian influenza, porcine epidemic diarrhea virus, norovirus or other virus), or bacteria (i.e., such as salmonella, listeria or E.coli, or if parasites or other toxins, infect the food supply or are believed to have infected the food supply), the demand, availability and price of certain food items may be adversely impacted. Additionally, if our customers or employees become infected with a pathogen that is transmittable by human-to-human, food-to-human or human-to-food contact, customers may avoid our restaurants or it may become difficult to adequately staff our restaurants, the occurrence of either or both of which may materially adversely affect our financial performance. Any adverse food safety occurrence may result in litigation against us by consumers, governmental authorities and others. Although we carry liability and other insurance coverage to mitigate against these risks, not all risks of this nature are fully insurable and, even if insured, the negative publicity associated with such an event may cause a decrease in customer patronage which may materially adversely affect our financial performance.
In addition, any adverse food safety event could result in mandatory or voluntary product withdrawals or recalls and regulatory and other investigations, any of which could disrupt our operations, increase our costs, require us to respond to findings from regulatory agencies that may divert resources and assets, and result in potential civil fines and penalties as well as other legal action. In extreme cases, adverse findings could lead to criminal fines and penalties.
We are dependent upon attracting and retaining qualified employees while also controlling labor and health care costs.
Our performance is dependent on attracting and retaining a large number of qualified restaurant and plant employees. Availability of employees varies widely from location to location. The industries we do business in experience high levels of turnover, which is further impacted by the fact many employees are in entry-level or part-time positions, which also are typically impacted with high rates of turnover. If restaurant or plant management and staff turnover were to increase, we could suffer higher direct costs associated with recruiting, training and retaining replacement personnel. Management turnover as well as general shortages in the labor pool can cause our restaurants to be operated with reduced staff, which negatively affects our ability to provide appropriate service levels to our customers. Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruiting and training expenses.
Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, minimum wage legislation, health care legislation, payroll taxes and changing demographics. Many of our employees are hourly workers whose wages are affected by increases in the federal or state minimum wage or changes to tip credits. Tip credits are the amounts an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes. Increases in minimum wage levels and changes to the tip credit regulations have been made and continue to be proposed at both federal and state levels. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.
Health care costs, in particular, continue to rise and are especially difficult to project. Material increases in costs associated with medical claims or an unusually high number of severe medical claims or other unfavorable fluctuations in the severity or frequency of such claims may cause health care costs to vary substantially from quarter-to-quarter and year-over-year. We act as a self-insurer under our health and dental plans and mitigate losses by carrying stop loss coverage. However, given the unpredictable nature of actual claims trends, including the severity or frequency of claims, in any given year our health care costs could significantly exceed our estimates, which could materially adversely affect our financial performance. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (“PPACA”) was enacted in 2010. Until the uncertainty surrounding PPACA is finally resolved and the implementation and administration of PPACA is more fully matured, there remains a risk that PPACA may cause our health care costs to rise in the near and long-term future.
The price and availability of operating resources, and for commodities such as food, ingredients, and utilities used by our restaurants and plants could adversely affect our revenues and results of operations.
We are subject to the general risks of inflation, and our operating profit margins and results of operations depend significantly on our ability to anticipate and react to changes in the price, quality and availability of food and other commodities, ingredients, utilities and other related costs over which we have limited control. Fluctuations in economic conditions, weather, demand and other factors affect the availability, quality and cost of the ingredients and products that we buy. The increased global demand for corn, wheat and dairy products has increased feed costs for poultry and livestock. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be even more susceptible to price fluctuation than other products. Some climatologists predict that the long-term effects of climate change may result in more severe, volatile weather, which could result in greater volatility in product supply and price. Furthermore, many of the products that we use and their costs are interrelated.
With the primary exception of sows, substantially all of our food and supplies are available from multiple qualified suppliers, which helps to mitigate our risk of commodity availability and obtain competitive prices. We negotiate agreements for some of our principal commodity, supply and equipment requirements, depending on market conditions and expected demand. We also periodically evaluate hedging vehicles to assist us in managing our risk and variability in these categories. Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.
Sows are the most important raw material used to produce our pork sausage products in our BEF Foods segment. We procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in many states and Canada. The live sow market is volatile in terms of the number of sows available and the current market price. The live sow market is dependent upon supply and demand for pork products, as well as such commodities as corn and soybean meal prices (the major food supply for sows), weather and farmers’ access to capital. We also use pork trimmings. The pork trimmings market is also volatile in terms of availability and market price. Higher sow and pork trimmings costs could adversely affect the BEF Foods segment’s profitability, and we cannot guarantee that we will be able to pass along any portion of the increased costs to our consumers in a timely manner, or at all.
In addition, food safety concerns, widespread outbreaks of livestock and poultry diseases, and product recalls, all of which are out of our control, and, in many instances, unpredictable, could also increase our costs and possibly affect the supply of livestock and poultry products. Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply.
Our ability to anticipate and respond effectively to one or more adverse changes in any of these operating costs could have a significant adverse effect on our results of operations. In addition, because we provide a moderately-priced product, we may not seek to or we may be unable to pass along price increases to our customers sufficient to completely offset cost increases
We outsource certain business processes and product manufacturing to third-party vendors that subjects us to risks, including disruptions in business and increased costs.
Some of our business processes and the manufacturing of certain products are currently outsourced to third parties. Such processes include distribution of food and retail products to our restaurant locations, credit and debit card authorization and processing, gift card sales and balance tracking, employee payroll card services, health care and workers’ compensation claims processing, wage and related tax credit documentation and approval, guest satisfaction survey programs, employee engagement surveys and externally hosted business software applications. We cannot ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities, and there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our financial condition and results of operations.
We rely on certain technology licensed from third parties and may be required to license additional technology in the future for use in managing our Internet sites and providing services to our guests and employees. These third-party technology licenses may not continue to be available to us on acceptable terms or at all. The inability to enter into and maintain these technology licenses could adversely affect our business.
Unfavorable publicity could harm our business. In addition, our failure to recognize, respond to and effectively manage the impact of social media could materially impact our business.
Businesses such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, poor service, food-borne illness, product defects, personal injury, adverse health effects (including obesity), data breaches or other concerns. Even when the allegations or complaints are not valid, unfavorable publicity relating to a limited number of our restaurants or products, or only to a single restaurant or product, could adversely affect public perception of the entire brand. Additionally, negative publicity from online social network postings may also result from actual or alleged incidents taking place in our restaurants. Adverse publicity and its effect on overall consumer perceptions of food safety or customer service could have a material adverse effect on our business, financial condition and results of operations.
Our ability to successfully and sufficiently raise menu and food products prices to offset increased commodity and labor costs could result in a decline in margins.
We utilize price increases for menu offerings and food products to help offset commodity cost increases, including increased costs for wholesale food, raw materials, distribution, minimum wages, employee benefits, construction, fuel, utility, and other costs. We may not be able to pass through these or other additional costs to customers in the form of increased pricing. Also, because we offer moderately priced food, we may not be able to, or we may choose not to, pass along price increases to our customers, which could have a material adverse effect on our business and results of operations.
Because many of our restaurants are concentrated in certain geographic areas there could be a material adverse effect on our operations by regional economic conditions, severe weather and other events.
The concentration of many of our existing restaurants in particular regions of the United States could affect our operating results in a number of ways. For example, our results of operations may be adversely affected by economic conditions in that region, the local labor market and regional competition. A majority of our Bob Evans Restaurants are located in Ohio and other parts of the Midwest, which makes us particularly sensitive to economic conditions, natural disasters, severe weather and other events in this region. Our business is subject to seasonal adverse weather conditions (especially between October and March) that may at times affect regions in which our restaurants are located, regions that produce raw ingredients for our restaurants, or locations of our distribution network. As a result, our quarterly and yearly results have varied in the past, and we believe that our quarterly operating results will vary in the future. In addition, adverse weather conditions could cause us to experience closures, repair and restoration costs, food spoilage, and other significant reopening costs as well as increased food costs and delayed supply shipments, any of which would adversely affect our business. Additionally, during periods of extreme temperatures (either hot or cold), or precipitation, many individuals choose to stay indoors. These conditions would impact our transaction counts in our restaurants and could adversely affect our business and results of operations.
Our BEF Foods segment’s business is dependent upon our ability to produce a significant number of items and relies upon a relatively small number of customers for a large percentage of its sales.
Our BEF Foods segment’s business is dependent upon our ability to produce most of the products that we sell, and we have not always identified secondary suppliers for food products manufactured in our plants, or secondary suppliers with sufficient capacity. A prolonged inability to provide products to fill orders in a timely manner could have an adverse effect on both our Bob Evans Restaurants and the BEF Foods segments’ businesses and our results of operations. Our BEF Foods segment’s business also relies upon a relatively small number of customers for a large percentage of its sales. Our inability to maintain strong relationships with our key customers and meet their requests could result in a loss of business, which could have a material adverse effect on our BEF Foods business and our results of operations.
B.    FINANCIAL
Our annual and quarterly operating results may fluctuate significantly and could fall below the expectations of investors and securities analysts due to a number of factors, some of which are beyond our control, resulting either in volatility or a decline in the price of our securities.
Our business is not static; it changes periodically as a result of many factors, including those discussed above and:
•increases and decreases in average weekly sales, restaurant and retail sales and restaurant profitability;
•changes in advertising and promotional activities and expansion into new markets; and
•impairment of long-lived assets and any loss on restaurant closures.
Our quarterly operating results and restaurant and retail sales may fluctuate as a result of any of these or other factors. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and restaurant and retail sales for any particular future period may decrease. Our Bob Evans Restaurants and our BEF Foods business segments are also subject to seasonal fluctuations. As a result, our quarterly and annual operating results, same-store sales and comparable food products sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any fiscal year. If our annual or quarterly operating results fall below the expectations of securities analysts and investors due to the factors discussed above, this could result in the price of our securities fluctuating dramatically over time or could decrease generally.
Our capital structure contains substantial indebtedness, and we have material agreements, which may decrease our flexibility, increase our borrowing and other costs and adversely affect our liquidity and cash flow. In addition, we cannot provide any guaranty of future cash dividend payments or that we will be able to actively repurchase our common stock pursuant to a share repurchase program.
Our consolidated indebtedness and our leverage ratio may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. There are various financial covenants and other restrictions in our Credit Agreement, as well as in our sale leaseback transaction agreements and in the mortgage on our corporate support center. A default under one or all of these agreements may significantly affect our ability to obtain additional or alternative financing. For example, the lenders’ ongoing obligation to extend credit under the Credit Agreement is dependent upon our compliance with these covenants and restrictions. At April 29, 2016, we were in compliance with these covenants.
Our ability to make scheduled payments under material agreements, as well as principal and interest payments or to refinance our obligations with respect to indebtedness, will depend on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. Our inability to refinance our indebtedness when necessary or to do so upon attractive terms could materially and adversely affect our liquidity and our ongoing results of operations.
In recent years, we have increased the quarterly cash dividends on our common stock. Any determination to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements and our Board of Directors’ conclusion that the declaration of cash dividends is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, there can be no assurance that we will be able to actively repurchase our common stock and we may discontinue plans to repurchase common stock at any time.
Failure of our internal control over financial reporting could adversely affect our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the United States generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock.
Our current insurance programs expose us to unexpected costs, which could have a material adverse effect on our financial condition and results of operations.
Our insurance coverage is structured to include deductibles, self-insured retentions, limits of liability, stop loss limits and similar provisions that we believe prudent based on our operations. However, there are types of losses we may incur against which we cannot be insured or which we believe are not economically reasonable to insure or where the risk is considered low, such as losses due to acts of terrorism and some natural disasters, including floods. If we incur such losses, our business could suffer. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability and group health insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses, including unexpected increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs.
Our actual operating and financial results in any given period may differ from guidance we provide to the public, including our most recent public guidance.
From time to time, in press releases, SEC filings, public conference calls and other contexts, we have provided guidance to the public regarding current business conditions and our expectations for our future financial results. We expect that we will provide guidance periodically in the future. Our guidance is based upon a number of assumptions, expectations and estimates that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In providing our guidance, we also make various assumptions with respect to our future business decisions, some of which will change. Our actual financial results, therefore, may vary from our guidance due to our inability to meet the assumptions upon which our guidance is based and the impact on our business of the various risks and uncertainties described in these risk factors and in our public filings with the SEC. Variances between our actual results and our guidance may be material. To the extent that our actual financial results do not meet or exceed our guidance, the trading prices of our securities may be materially adversely affected, and we would suffer associated costs related to the matter, such as legal costs associated with any claims.
Many factors, including those over which we have no control, affect the trading price of our stock.
A number of factors may significantly affect the market price of our common stock. These include, but are not limited to: actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations; changes in financial estimates by research analysts with respect to us or others in the restaurant or food production industries; announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry; and actions by activist shareholders. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.
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
Our dividend program, as well as stock repurchase program (if any), requires the use of a substantial amount of our free cash flow. Assuming the authorization of either by our Board of Directors, our ability to pay dividends over time, or repurchase stock from time to time, will depend on our ability to generate sufficient cash flows from operations and capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. Any failure to pay our dividends over time may negatively impact investor confidence in us, and may negatively impact our stock price.
As a result of the provisions of the Membership Interest Purchase Agreement dated January 28, 2013, pursuant to which the sale of the Mimi’s Café restaurant chain was sold, we may not receive all or part of the purchase price evidenced by the $30.0 million promissory note from the buyer.
As part of the terms of the Membership Interest Purchase Agreement dated January 28, 2013, pursuant to which we sold the Mimi’s Café restaurant chain, part of the consideration we received in the transaction was a promissory note, (the "Note")

which has a principal balance of $30.0 million, an annual interest rate of 1.5%, a term of seven years and a principal and interest payment date of February, 2020. Mimi’s Café is wholly owned by Le Duff America, Inc. (“Le Duff”), which is a U.S.-based subsidiary of Groupe Le Duff, a global bakery and restaurant company headquartered in France.
Partial prepayments are required prior to maturity if the buyer reaches certain levels of EBITDA during specified periods. No partial prepayments have been received on this Note as of April 29, 2016. Our right to repayment under the Note is subordinated to third party lenders as well as funding that may be provided by the parent company. In the event of a sale or liquidation of Mimi’s Café by its parent company, our right to repayment may be subordinated to payments owed to the parent company and potentially reduced based on the funds available for repayment. Because the Note is subordinated under certain conditions, it is possible that the principal amount of the Note may not be paid in full or at all. Full repayment of the Note on its due date is dependent on Mimi’s ability to generate sufficient cash flow up to and at the maturity date of the Note. Refer to Note 1 in our consolidated financial statements for more information.
C.    STRATEGIC
Our plans depend significantly on our strategic priorities and business initiatives designed to enhance our menu and retail offerings, support our brand, improve operating margins and improve the efficiencies and effectiveness of our operations. Failure to achieve or sustain these plans could adversely affect our results of operations.
We have had, and expect to continue to have, priorities and initiatives in various stages of testing, evaluation and implementation, upon which we expect to rely to improve our results of operations and financial condition. These priorities and initiatives include, but are not limited to, improving the quality of food and food products, re-engineering restaurant, plant and corporate processes to reduce costs and improve margins, applying technology to improve the guest experience and operational reporting, evolving our marketing messaging to support the brand across the restaurant and food products segments, the introduction of new as well as tiered menu pricing, increasing same store sales as well as expanding the markets served by our food products. It is possible that our focus on these priorities and initiatives and constantly changing consumer preferences could cause unintended changes to our current results of operations. Additionally, many of these initiatives contain risks in their application to our business in general, even when tested successfully on a more limited scale. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Failure to achieve successful implementation of our initiatives could adversely affect our results of operations.
Our long-term growth strategy depends on successfully executing our current strategic efforts to turnaround our restaurant business and results. Our ability to complete our turnaround efforts is influenced by factors beyond our control, which may impact our turnaround efforts and impair our long-term growth.
We are pursuing a disciplined strategy which depends in large part on our ability to execute our current restaurant turnaround efforts that are focused on improving food quality, consistency of execution and improving hospitality to deliver a highly satisfied guest experience on each visit. If we are unable to execute the turnaround efforts, our long-term opportunities could be impaired. As part of our long term strategy we have completed certain strategic transactions, including the mortgage of our New Albany, Ohio corporate support center, and the sale leaseback of our BEF Foods manufacturing facilities in Lima, Ohio, and Sulphur Springs, Texas, and of 143 of our Bob Evans Restaurant locations. There is no guarantee that these transactions, or others in the future, will have a positive impact on our long-term strategy or results of operations.
The loss of key executives or difficulties in recruiting and retaining qualified personnel could jeopardize our future growth and success.
We have assembled a senior management team which has substantial background and experience in the restaurant, retail and food products industries. Our future growth and success depends substantially on the contributions and abilities of our senior management and other key personnel, and we design our compensation programs to attract and retain key personnel and facilitate our ability to develop effective succession plans. If we fail to retain senior management or other key personnel or to attract key personnel, our succession planning and operations could be materially and adversely affected. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. A loss of key employees or a significant shortage of high quality restaurant employees could jeopardize our ability to meet our business goals.
We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.
The restaurant and food products industries are highly competitive and are affected by changes in the public’s eating habits and preferences, population trends, traffic patterns and weather conditions, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond our control. Key competitive factors include the quality and value of the items offered, food preparation and consistency of the product preparation, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image and restaurant locations. Many of our competitors are well-established national, regional or local companies, and some have substantially greater financial, marketing and other resources than we have, which may give them competitive advantages. We compete with many restaurant and food product operators and other retail establishments for site locations and restaurant employees. We also face competition as a result of the convergence of grocery, deli, retail and restaurant services, particularly in the supermarket industry. We expect competition to intensify as our competitors expand operations in our markets and quick-service restaurant chains expand their breakfast offerings, as well as the introduction, marketing and distribution of refrigerated side dishes. This increased competition could have a material adverse effect on our financial position or results of operations
Our failure to turn-around our restaurant segment and generate growth in customer traffic or transaction for an extended period of time could have a material adverse effect upon our financial condition, results of operations and cash flows.
Same-store sales and average unit volumes are key measures of the financial health of our company, as well as our individual restaurants. A number of factors, including the following, may affect same-store sales growth:
•local and national economic conditions affecting consumer spending habits;
•customer trends;
•customer traffic increases or decreases;
•intense competition in the restaurant business;
•menu mix and pricing shifts
•customer satisfaction;
•extraordinary events such as weather or natural disasters; and
•pricing pressure.
If we are unable to maintain or grow same-store sales, and our costs increase, or if same-store sales decrease and costs remain flat or increase, the effect, over time, is to spread costs across a lower level of sales, or seek to identify additional cost reductions, which could materially adversely affect our financial performance.
Our marketing and branding strategies may not be successful, which could negatively affect our business.
Our marketing and branding strategies continue to evolve to maximize our appeal to customers and compete effectively. We do not have any assurance that our marketing strategies will be successful. If our current strategy to aggressively reduce discounting, use of new advertising, modification of our branding, and other marketing programs, are not successful, we may not generate the level of restaurant and food products sales we expect and the expenses associated with these programs will negatively affect our financial results. Moreover, many of our competitors have successfully used national marketing strategies, including network, cable television, and social media, advertising in the past, and we may not be able to successfully compete against those established and newly developed programs.
The growth of our BEF Foods segment’s sales and profits is dependent upon our ability to expand existing market penetration and enter into new markets.
The successful growth of our BEF Foods segment depends in part on our ability to add new retail customers, expand our existing production capabilities (including but not limited to our expansion of the Lima, Ohio facility), as well as expand the number of products sold through existing retail customers. This would include expanding the number of our items they offer for sale and product placement within the refrigerated meat and side dish departments. The expansion of the BEF Foods business segment depends on our ability to obtain and retain large-account customers, such as grocery store chains and warehouse customers. Our failure to retain and obtain new large-account customers or maintain our relationships with existing large-account customers could have a material adverse effect on the BEF Foods segments’ business and results of operations.
Our inability to improve our informational systems in fiscal 2017 to provide increased operational capabilities, to complete the implementation of our core enterprise resource planning system (“ERP”), and for greater access for customers, could negatively impact our results of operations.
Operational excellence and the continued improvement of our customer experience are among our highest priorities. During fiscal 2015 and 2016 we made investments, and will continue to make investments in 2017, as we continue to complete the implementation of a new ERP system and restaurant technology platform (including point of sale (“POS”) processing), as part of our overall technology infrastructure, as well as training the employees necessary to support it. These improvements are designed to more effectively collect and process our enterprise information and data for resource planning. They will also improve the way in which our customers interact with us, including through the ordering process, food production and finally through the delivery of food to the customer. Our inability to effectively implement our core ERP and POS systems' replacement, as well as the other changes to our technology infrastructure, could negatively impact our operations and processes and could have a negative impact on our financial results.
A material disruption in our information technology, network infrastructure and telecommunication systems could adversely affect our business and results of operations.
We rely extensively on our information technology across our operations, including, but not limited to, our in-restaurant and enterprise-wide computer systems and network infrastructure across our operations. These include POS processing, supply chain management, retail merchandise allocation and distribution, labor productivity, plant management and expense management, among others. As an example, the POS system we are implementing, and back-office systems, provide information regarding daily sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses. Our business depends significantly on the reliability and capacity of our information technology systems to process these transactions, summarize results, manage and report on our business and our supply chain. Our information technology systems are subject to damage or interruption from power outages, computer, network, cable system, Internet and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our information technology and telecommunication systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them, and we could suffer loss of critical data and interruptions or delays in our operations in the interim. Any material interruption in our information technology and telecommunication systems could adversely affect our business or results of operations.
Events out of our control may disrupt our business and could adversely affect our businesses, and their revenues and results of operations.
We are a highly automated business and rely on our production facilities, our network infrastructure, the Internet, our website and mobile apps for our development, marketing, operational, support, hosted services and sales (including online ordering) activities. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major natural disaster, fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause systems loss or interruptions, cessation or limitations on operations and services, disruption in our product production, breaches of data security and loss of critical data.
Many of our corporate systems and processes and corporate support for our restaurant and foods segments operations are centralized at one Ohio location. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including tornadoes and other natural disasters, and back up and off-site locations for recovery of digital and other forms of data and information. However, if we are unable to implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, experience delays in required reporting and compliance, fail to adequately support field operations and experience other breakdowns in normal communication and operating procedures. These could have a material adverse effect on our financial condition, results of operation, and exposure to administrative and other legal claims.
Our BEF Foods segment operates four manufacturing plants. If we had to close or delay production of all or part of the operations at one or more of these plants for an extended period of time, we would likely be unable to increase production at our other plants or with our third-party co-packers in a timely manner, which could have a material adverse effect on our results of operations.
Failure to maximize or to successfully assert our intellectual property rights could adversely affect our business and results of operations.
We rely on trademark, trade secret and copyright laws to protect our intellectual property rights. We cannot guarantee that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own, or, where appropriate, license intellectual property rights necessary to support new product introductions or other brand extensions. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. Our failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business and results of operations.
Our Certificate of Incorporation and Bylaws, as well as Delaware law, may discourage potential acquirers of the Company.

Provisions of our Certificate of Incorporation and Bylaws may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our common stock. In addition, certain provisions of Delaware law could also delay or make more difficult a merger, tender offer or proxy contest involving our Company. This includes Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any “interested shareholder” (as defined in the statute) for a period of three years unless certain conditions are met. These provisions, either alone or in combination with each other, give our current directors and executive officers a substantial ability to influence the outcome of a proposed acquisition of the Company. These provisions would apply even if an acquisition, or other significant corporate transaction, was considered beneficial by some of our shareholders. If a change in control or change in management is delayed or prevented by these provisions, the market price of our securities could decline.
Our business could be negatively affected as a result of the actions of activist shareholders.
In 2014 Castlerigg Global Equity Special Event Master Fund, Ltd., one of our stockholders affiliated with the Sandell Asset Management Corp. (together with its affiliates, "Sandell Group"), conducted a proxy contest with us and elected four individuals to our board of directors at our 2014 annual meeting of shareholders. The Sandell Group has continued to contact the Company and release public statements regarding the Company and its’ strategic decisions, as well as indicating it might seek further board representation. While the Sandell Group and its affiliates have not nominated director candidates for election at our 2016 Annual Meeting of Shareholders, the actions of the Sandell Group and its affiliates or another activist shareholder in the future could adversely affect our business because:
•responding to public proposals and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our management and employees;
•perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and
•pursuit of an activist shareholder’s agenda may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.
D.    COMPLIANCE
We are subject to a number of risks relating to federal, state and local regulation of our business, including the areas of food processing, health care reform, employment including minimum wage, and environmental matters, and an insufficient or ineffective response to government regulation may increase our costs and decrease our profit margins.
The restaurant and food industries are subject to extensive federal, state and local laws and regulations, including but not limited to those relating to food processing and safety, minimum wage and other labor issues including unionization, health care, menu labeling and building and zoning requirements and those relating to the preparation and sale of food as well as certain retail products.
Our plant operations, and our food products which are manufactured in third-party facilities, are subject to extensive inspection and regulation by the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”), and by other federal, state, and local authorities. These regulations relate to the processing, packaging, storage, transportation, distribution, and labeling of products that we manufacture, produce and process.
The Federal Trade Commission and other authorities regulate how we market and advertise our products. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected. We also face risks from new and changing laws and regulations relating to gift cards, nutritional content, nutritional labeling, product safety and menu labeling.
The development and operation of our restaurants and plants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements.
We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, Patient Protection and Affordable Care Act, and applicable requirements concerning minimum wage, overtime, health care coverage, family leave, medical privacy, tip credits, working conditions, safety standards and immigration status). As well as federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.
Increases in the federal minimum wage, including recent proposals to increase the federal minimum wage and index future increases to inflation, or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards and tracking costs, which could result in higher costs for goods and services supplied to us.
In March 2010, the PPACA was enacted and, in June 2012, the U.S. Supreme Court upheld the constitutionality of the law except for certain parts related to the expansion of Medicaid. Although we cannot predict with certainty the financial and operational impacts the law will have on us, such changes could affect our business, financial condition and results of operations. The law requires restaurant companies such as ours to disclose calorie information on their menus. We do not expect to incur any material costs from compliance with this provision of the law, but cannot anticipate the changes in guest behavior that could result from the implementation of this provision, which could have an adverse effect on our sales or results of operations.
The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings. Also, the failure to obtain and maintain required licenses, permits and approvals could adversely affect our operating results.
Our inability to respond appropriately to changes in consumer health and disclosure regulations could negatively impact our operations and competitive position, which could materially adversely affect our financial performance.
PPACA requires restaurant operators with twenty or more locations to make certain nutritional information available to customers. The nutritional disclosure requirements under PPACA are intended to preempt a patchwork of state and local laws regarding nutritional content disclosures that became prevalent over the past several years. Establishments covered by the nutritional disclosure requirements under PPACA have until December 1, 2016 to comply with the new rules. Until the new rules are implemented and enforced, uncertainty with respect to certain details of the new rules and how they will be enforced will continue. Additionally, until the new rules take effect in December 2016, many states, counties and cities are expected to continue to enforce their own nutritional content disclosure requirements. The continued uncertainty relating to nutritional content disclosure and ongoing need to comply with a patchwork of various state and local disclosure requirements continues to be a challenge for us, raising our compliance cost and exposing us to risk of non-compliance. Also, since our menus are printed on a periodic basis, the timing of implementation of new requirements can affect our ability to timely and accurately comply with such legislation, especially when it is subject to continuous changes in interpretation and delays in implementation.
Some states and local governments also have enacted legislation regulating or prohibiting the sales or disclosure of certain types and/or levels of ingredients in food served in restaurants, such as trans fats, sodium, GMOs and gluten, and are considering taxing and/or otherwise regulating high fat, high sugar and high sodium foods. The success of our restaurant and food operations depends, in part, upon our ability to respond effectively to changes in consumer health and disclosure regulations and to adapt our menu offerings and food product selections to changes in governmental requirements. If consumer health regulations change significantly, we may be required to modify or discontinue certain menu items. Our inability to respond with appropriate changes to our menu and food products offerings in response to regulations governing the sale or disclosure of certain ingredients could result in us being unable to sell certain products or menu items in certain jurisdictions. It could also lead to negative publicity about our products or menu items, which, in turn, could materially affect customer demand for our concepts and could materially adversely affect our financial performance.
A privacy breach could adversely affect our business.
The protection of customer, employee and company data is critical to us. We are subject to laws relating to information security, privacy, cashless payments, consumer credit, and fraud. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Our ability to accept credit cards as payment in our restaurants and for on-line gift card orders depends on us remaining compliant with standards set by the PCI Security Standards Council (“PCI”). These standards require certain levels of cyber environment security and procedures to protect our customers’ credit card and other personal information. We continue to evaluate additional security enhancements and have implemented point-to-point encryption for our credit card transactions in our restaurants and end-to-end encryption and tokenization for our on-line credit card transactions. We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our cyber environment to reduce the likelihood of any security incident. We have developed a multi-disciplined security incident response plan to help ensure that our executives are fully and accurately informed and managing, with the help of content experts, the discovery, investigation, auditing and recovery stages of any security incidents. However, we can provide no assurance that our security measures will be successful in the event of an attempted or actual security incident. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes.
In addition, customers and employees have a high expectation that we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this confidential information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If we fail to comply with the laws and regulations regarding privacy and security or experience a security breach, we could be exposed to risks of data loss, fines, a loss of the ability to process credit and debit card payments, litigation and serious disruption of our operations. Additionally, any resulting negative publicity could significantly harm our reputation.
Our business could be adversely impacted if we are the subject of increased litigation regarding personal injuries suffered on our premises, discrimination, harassment or other labor matters.
Employee and customer claims against us based on, among other things, personal injury, discrimination, harassment, wage and hour disputes or wrongful termination may divert our financial and management resources from operating our businesses. Restaurant companies have been the target of class actions and other lawsuits alleging, among other things, violation of federal and state law. Like many employers, we have been faced with allegations of purported class-wide labor violations, and we have taken charges related to the settlement of these cases. An unfavorable verdict or a significant settlement in a future class-action lawsuit could have a material adverse effect on our financial position, cash flows and results of operations.
Labor organizing could harm our operations and competitive position in the restaurant industry, which could materially adversely affect our financial performance.
Our staff members and others may attempt to unionize our workforce, establish boycotts or picket lines or interrupt our supply chains which could limit our ability to manage our workforce effectively and cause disruptions to our operations, which could materially adversely affect our financial performance. A loss of our ability to effectively manage our workforce and the compensation and benefits we offer to our employees could significantly increase our labor costs, which could materially adversely affect our financial performance.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
The following provides a brief summary of the location and general character of our principal plants and other physical properties as of April 29, 2016.
Our corporate support center is located at 8111 Smith’s Mill Road, New Albany, Ohio. The support center consists of three buildings located on approximately 41-acres of land. We own the property.
We also own the Bob Evans Farm, a 937-acre farm located in Rio Grande, Ohio, and the Spring Creek Farm, a 30-acre farm located in Richardson, Texas. The Rio Grande, Ohio location supports our Bob Evans brand heritage and image through educational and tourist activities. The Richardson farm location is currently classified as held for sale, along with our Richardson, Texas, food production plant.
Bob Evans Restaurants Segment
At the end of fiscal 2016, we owned the real estate for 305 of our Bob Evans Restaurants and leased the real estate for the remaining 222 locations, which includes 143 properties that were sold and leased back in April, 2016. The table located in Item 1 of this Annual Report on Form 10-K shows the location of all of our Bob Evans Restaurants in operation as of the end of fiscal 2016. The initial terms for the majority of our Bob Evans Restaurants’ leases are 20 years and include options to extend the terms. Additionally, we own or lease properties for 43 closed restaurants and other properties.

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
In August 2012, we purchased Kettle Creations, which included a 100,000 square foot food production facility in Lima, Ohio. Kettle Creations previously was a co-packer for us. The Lima plant produces refrigerated mashed potatoes and other potato-based side dishes, macaroni and cheese and other pasta side dishes. During the second quarter of fiscal 2014, we completed the first phase of expansion at the Lima, Ohio, production facility, which included expanding the production facility by 57,000 square feet and constructing an additional production line, at a cost of approximately $24 million. We are currently in the process of constructing an additional production line at the Lima, Ohio, facility. We expect the additional production line to cost approximately $20 million and to be completed in the second quarter of fiscal 2017.
During fiscal 2014, we also invested approximately $36 million of capital to expand, modify and add production lines to our food production facility in Sulphur Springs, Texas, which increased production capacity for ready-to-eat food products, as well as added capacity for soups and gravies.
We own the Hillsdale, Michigan, and Xenia, Ohio, properties. Subsequent to the sale-leaseback transaction completed in the second quarter of fiscal 2016, we lease the Sulphur Springs, Texas and Lima, Ohio production facilities. We also lease various other locations throughout our BEF Foods marketing territory, which serve as regional and divisional sales offices.
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
The Division of Enforcement of the SEC is conducting a formal investigation relating to disclosures set forth in our filings on Form 8-K and Form 10-Q/A both filed on December 3, 2014. Those filings addressed the correction of our error in the classification of our borrowings under our credit agreement as a current liability rather than as a long-term liability, as reported in our Form 10-Q filed on August 27, 2014. We are cooperating fully with the SEC in this matter. The Company cannot predict the duration, scope or outcome of the SEC’s investigation.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

SUPPLEMENTAL ITEM.    EXECUTIVE OFFICERS OF BOB EVANS FARMS, INC.
The following table sets forth certain information for the “executive officers” of Bob Evans Farms, Inc. for the past five years as of June 23, 2016. The following “executive officers” are the Company's “Section 16 officers,” both as defined pursuant to the Securities Exchange of 1934, as of such date.

Name	Age	Years of Service as Officer	Background
T. Alan Ashworth	56	4
Senior Vice President, Corporate Development and Finance, and Treasurer of Bob Evans Farms, Inc. since July 2015; Vice President, Corporate Development and Finance, and Treasurer of Bob Evans Farms, Inc. from June 2014 to July 2015; Chief Financial Officer (Interim) of Bob Evans Farms, Inc. from May 2014 to June 2014; Vice President, Corporate Development and Finance of Bob Evans Farms, Inc. from August 2012 to June 2014; Senior Director, Finance of Bob Evans Farms, Inc. from December 2011 to August 2012; Vice President, Finance, Convergys Corporation from 2008 to 2011.

Douglas N. Benham	59	Less than one year
Executive Chair of Bob Evans Farms, Inc. since January 2016; Executive Chair (chief executive officer) of Bob Evans Farms, Inc. from August 2015 to December 2015; President and Chief Executive Officer of DNB Advisors, LLC, since 2006.

Colin M. Daly	44	4
Executive Vice President, General Counsel and Corporate Secretary of Bob Evans Farms, Inc. since December 2014; Senior Vice President, General Counsel and Corporate Secretary of Bob Evans Farms, Inc. from May 2012 to December 2014; General Counsel of O’Charley’s Inc. from February 2008 to May 2012; Secretary of O’Charley’s Inc. from March 2009 to May 2012.

Drew Domecq	42	Less than one year
Senior Vice President and Chief Information Officer, of Bob Evans Farms, Inc. since February 2016; Vice President, Enterprise Solutions for The Wendy’s Company, from December 2013 to February 2016; Chief Information Officer and Chief Technology Officer of Vox Mobile, from September 2012 to December 2013; Assistant Vice President, Operations Strategy and Implementation for Safelite Group, Inc. from April 2012 to September 2012; and Assistant Vice President, Information Technology for Safelite Group, Inc. from March 2002 to April 2012.

John J. Fisher	53	2
President, Bob Evans Farms, LLC (dba Bob Evans Restaurants) since March 2016; Executive Vice President and Chief Concept Officer of Bob Evans Farms, LLC from February 2015 to March 2016; Senior Vice President and Chief Concept Officer of Bob Evans Farms, LLC from November 2013 to February 2015; and Senior Vice President, Merchandising, Marketing, and Restaurant Operations of The Pantry, Inc. (dba Kangaroo Express) from March 2010 to March 2013.

Richard D. Hall	60	20	Executive Vice President, Supply Chain Management of Bob Evans Farms, Inc. since September 2008.
Mark E. Hood	63	2
Chief Financial and Administrative Officer of Bob Evans Farms, Inc., since September 2015; Member, Chief Executive Officer’s Office of Bob Evans Farms, Inc. from December 2014 to August 2015; Chief Financial Officer of Bob Evans Farms, Inc. since June 2014; Consultant from July 2012 to June 2014; Senior Vice President and Chief Financial Officer, Caleres Inc., (formerly Brown Shoe Company, Inc.) from 2006 to 2012.

Saed Mohseni	53	Less than one year
President and Chief Executive Officer, Bob Evans Farms, Inc. since January 2016; Chief Executive Officer of Bravo Brio Restaurant Group, Inc. August 2014 to December 2015; President and Chief Executive Officer of Bravo Brio Restaurant Group, Inc. from September 2009 to August 2014.

Beth A. Rauschenberger	51	Less than one year
Senior Vice President, Chief Accounting Officer and Controller of Bob Evans Farms, Inc. since March 2016; Vice President, Internal Audit for the Nationwide Mutual Insurance Company from August 2011 to March 2016; and Associate Vice President, Enterprise Reporting, for the Nationwide Mutual Insurance Company from December 2007 to August 2011.

J. Michael Townsley	57	13	President, BEF Foods, Inc. since June 2008; Member, Chief Executive Officer’s Office of Bob Evans Farms, Inc. from December 2014 to August 2015.

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

CUMULATIVE VALUE OF $100 INVESTMENT

	2011	2012	2013	2014	2015	2016
Peer Group (1)	$100.00	$124.31	$140.52	$167.95	$209.53	$184.48
Standard & Poor’s 500	$100.00	$105.16	$121.27	$145.85	$169.15	$168.63
Bob Evans Farms, Inc.	$100.00	$127.03	$143.62	$161.93	$160.86	$166.54
(1) The peer group includes the following companies: B&G Foods Inc., Biglari Holdings Inc., BJ's Restaurants, Inc., Bloomin' Brands, Inc., Brinker International, Inc., Buffalo Wild Wings Inc., Chipotle Mexican Grill, Inc., Cracker Barrel Old Country Store, Inc., Denny's Corporation, DineEquity, Inc., Flowers Foods, Inc., Panera Bread Co., Popeyes Louisiana Kitchen, Inc. (formerly known as AFC Enterprises), Red Robin Gourmet Burgers Inc., Ruby Tuesday, Inc., Sanderson Farms, Inc., Seneca Foods Corp., Snyder's Lance, Inc., Texas Roadhouse, Inc., The Cheesecake Factory Inc., The Hain Celestial Group, Inc., The Wendy's Company and Treehouse Foods, Inc. Diamond Foods, Inc., which was previously part of the peer group was acquired by Snyder’s-Lance, Inc. in the past year.
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
On November 19, 2015, the Board of Directors approved an additional $100.0 million share repurchase program. The program authorizes the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. The share repurchase authorization expires on December 31, 2016. We repurchased shares through this program after we completed the initial $150.0 million of authorized repurchases.
In the fourth quarter of fiscal 2016 we repurchased approximately 0.4 million shares for $14.9 million. In the full year fiscal 2016 we repurchased 3.9 million shares for $171.5 million. The following table provides information regarding the purchases of shares of Common Stock of Bob Evans made by the Company during each fiscal month of the three months ended April 29, 2016:

Period (Fiscal Month)	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 23, 2016 - February 19, 2016	266,723	$39.84	266,723	$82,721,149
February 20, 2016 - March 18, 2016	101,348	$41.76	101,348	$78,488,857
March 19, 2016 - April 29, 2016	—	—	—	$78,488,857
	368,071	$40.37	368,071

ITEM 6.    SELECTED FINANCIAL DATA
Consolidated Financial Review
Bob Evans Farms, Inc. and Subsidiaries

(in thousands, except per share and shareholder amounts)	2016	2015	2014	2013	2012
Operating Results
Net Sales	$1,338,827	$1,349,190	$1,328,552	$1,330,226	$1,287,210
Operating Income	$36,221	$17,686	$33,125	$87,954	$106,475
Income From Continuing Operations Before Income Taxes	$25,421	$9,037	$31,111	$76,469	$98,591
Provision (Benefit) for income taxes	$1,199	$(7,516)	$143	$(6,084)	$28,406
Income From Continuing Operations	$24,222	$16,553	$30,968	$82,553	$70,185
Income from Discontinued Operations, Net of Income Taxes	$—	$—	$2,717	$(83,374)	$2,757
Net Income	$24,222	$16,553	$33,685	$(821)	$72,942
Earnings Per Share - Income from Continuing Operations
Basic	$1.14	$0.70	$1.17	$2.94	$2.38
Diluted	$1.13	$0.70	$1.16	$2.90	$2.35
Earnings Per Share - Income from Discontinued Operations
Basic	$—	$—	$0.10	$(2.97)	$0.09
Diluted	$—	$—	$0.10	$(2.93)	$0.09
Earnings Per Share - Net Income
Basic	$1.14	$0.70	$1.27	$(0.03)	$2.48
Diluted	$1.13	$0.70	$1.26	$(0.03)	$2.44
Financial Position
Working capital	$(57,820)	$(45,014)	$(486,499)	$(190,426)	$(92,305)
Property, plant and equipment — net	$629,280	$853,721	$878,482	$797,272	$890,589
Debt:
Short-term	$3,419	$409	$458,898	$201,433	$38,571
Long-term	$335,638	$450,676	$835	$816	$97,145
Stockholders’ Equity	$216,444	$379,991	$389,219	$594,775	$672,135

Supplemental Information for the Year
Capital expenditures from continuing operations	$65,694	$74,517	$190,995	$118,200	$81,863
Depreciation and amortization from continuing operations	$79,607	$80,074	$79,456	$69,319	$60,264
Weighted-average shares outstanding:
Basic	21,336	23,489	26,450	28,066	29,464
Diluted	21,494	23,649	26,704	28,488	29,925
Cash dividends per share	$1.300	$1.240	$1.205	$1.075	$0.950
Common stock market closing prices:
High	$51.88	$59.64	$58.86	$45.36	$39.71
Low	$37.51	$42.70	$42.60	$34.45	$27.41
Supplemental Information at Year-End
Employees	30,625	32,341	34,470	34,023	33,763
Registered stockholders	15,719	16,578	17,689	18,927	19,776
Market price per share at closing	$45.54	$45.29	$46.80	$42.52	$38.67
Book value per share	$10.96	$16.23	$16.69	$21.68	$23.49
In fiscal 2014 we adjusted our consolidated financial statements to reflect the Mimi's Café operations as a discontinued operation for that year and all prior periods presented. The selected financial data for fiscal 2014 and prior years reflect Mimi's Café as a discontinued operation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General Overview
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. This MD&A may contain forward-looking statements that set forth our expectations and anticipated results based on management’s plans and assumptions. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed herein.
We have two reporting segments, Bob Evans Restaurants and BEF Foods, which is reflected in management's discussion and analysis of financial condition and result of operations. As of April 29, 2016, we operated 527 full-service Bob Evans Restaurants in 18 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. In the BEF Foods segment we produce and distribute a variety of complementary home-style, refrigerated side dish convenience food items and pork sausage under the Bob Evans, Owens and Country Creek brand names. These food products are available throughout the United States. We also manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and other restaurants and food sellers.
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
References herein to 2016, 2015 and 2014 refer to fiscal years. Fiscal year 2016 is a 53 week period, while fiscal years 2015 and 2014 were 52 week periods.
Bob Evans Farms, Inc. Consolidated Overview

Net sales were $1,338.8 million in fiscal 2016, a decrease of $10.4 million as compared to the corresponding period last year, primarily due to lower store count and negative restaurant same store sales and partially offset by higher BEF Foods sales volumes and the sales impact of our 53rd week. Operating income was $36.2 million in fiscal 2016, an increase of $18.5 million as compared to the corresponding period last year. The increase in operating income as compared to the prior year was primarily due to a $31.0 million increase in BEF Foods operating income, $8.9 million of lower corporate and other costs and a $3.7 million benefit driven by the 53rd week, partially offset by a decrease of $21.4 million in the operating income of Bob Evans Restaurants.
Bob Evans Restaurants' fiscal 2016 results were positively impacted by $9.0 million of cost savings as compared to last year, driven primarily by S,G&A savings from above-restaurant headcount reductions and other non-food supply chain savings. Bob Evans Restaurants’ fiscal 2016 results were adversely impacted by a 2.5% decline in same store sales, a $9.6 million loss on the sale-leaseback of 143 restaurant properties, $7.8 million of impairment and severance costs related to store closings and $7.2 million of costs to settle a litigation matter. Bob Evans Restaurants fiscal 2015 results include $3.4 million of charges related to store closings and $6.0 million of costs related to the same litigation matter referenced above. BEF Foods results were positively impacted by $3.3 million of cost savings as compared to last year, primarily related to headcount reductions and manufacturing efficiencies. Corporate and other costs were positively impacted by $7.8 million of cost savings as compared to last year, resulting primarily from headcount reductions.
Pretax income in the fiscal year 2016 was $25.4 million as compared to a $9.0 million in the corresponding period last year. The effective tax rate was 4.7% in fiscal 2016 as compared to a benefit of 83.2% in the corresponding period last year. Earnings per diluted share was $1.13 in fiscal 2016 as compared to $0.70 in the corresponding period last year. Excluding the impact of the 53rd week, earnings per diluted share was $1.00 in fiscal 2016. Refer to the sections below for analysis on our fiscal 2016 operating results as compared to fiscal 2015.

Fiscal Year Ended April 29, 2016 (“fiscal 2016” or "2016") as Compared to Fiscal Year Ended April 24, 2015 (“fiscal 2015” or "2015")
The following tables reflect data for fiscal 2016, compared to the prior year. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The table also includes data for our two reporting segments - Bob Evans Restaurants and BEF Foods and Corporate and Other costs. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Consolidated Results				Bob Evans Restaurants
(in thousands)	2016		2015		2016		2015
Net Sales	$1,338,827		$1,349,190		$951,212		$969,877
Cost of sales	425,585	31.8%	457,744	33.9%	252,611	26.6%	258,677	26.7%
Operating wage and fringe benefit expenses	427,148	31.9%	423,539	31.4%	384,977	40.5%	381,874	39.4%
Other operating expenses	222,060	16.6%	217,991	16.2%	169,630	17.8%	169,018	17.4%
Selling, general and administrative expenses	139,822	10.5%	143,295	10.6%	46,984	4.8%	40,733	4.2%
Depreciation and amortization expense	79,607	5.9%	80,074	5.9%	53,833	5.7%	57,236	5.9%
Impairments	8,384	0.6%	8,861	0.7%	8,384	0.9%	6,100	0.6%
Operating Income	$36,221	2.7%	$17,686	1.3%	$34,793	3.7%	$56,239	5.8%

	BEF Foods				Corporate and Other
(in thousands)	2016		2015		2016	2015
Net Sales	$387,615		$379,313		$—	$—
Cost of sales	172,974	44.6%	199,067	52.5%	—	—
Operating wage and fringe benefit expenses	42,171	10.9%	41,665	11.0%	—	—
Other operating expenses	52,430	13.5%	48,974	12.9%	—	—
Selling, general and administrative expenses	32,805	8.5%	29,712	7.9%	60,033	72,849
Depreciation and amortization expense	16,224	4.2%	17,141	4.5%	9,550	5,697
Impairments	—	—%	2,761	0.7%	—	—
Operating Income	$71,011	18.3%	$39,993	10.5%	$(69,583)	$(78,546)
Sales
Consolidated net sales decreased 0.8%, to $1,338.8 million, in fiscal 2016, compared to $1,349.2 million last year. The net sales decrease was comprised of a decrease of $18.7 million in Bob Evans Restaurants, partially offset by an increase of $8.3 million in BEF Foods.
Bob Evans Restaurants' net sales decreased $18.7 million, or 1.9%, in fiscal 2016, as compared to last year. Same-store sales declined 2.5%, primarily the result of lower traffic including a 3.4% decline in on-premise dining. Additionally, there was an $11.0 million reduction of net sales due to lower net store count, resulting from one new store opening in the third quarter offset by 41 store closings, including 21 in the fourth quarter. These reductions in sales were partially offset by the $16.7 million impact of sales in the 53rd week.
Same-store sales computations for a comparable calendar period are based on net sales of restaurants that are open for at least 18 months prior to the start of that period. Net sales of closed restaurants are excluded from the same-store sales computation in the period in which the restaurants are closed.

The following table summarizes the restaurant openings and closings during the last eight quarters for Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2016
4th quarter	548	—	21	527
3rd quarter	547	1	—	548
2nd quarter	549	—	2	547
1st quarter	567	—	18	549
Fiscal 2015
4th quarter	564	4	1	567
3rd quarter	562	2	—	564
2nd quarter	562	—	—	562
1st quarter	561	1	—	562
The BEF Foods segment net sales increased by $8.3 million, or 2.2%, in fiscal 2016, as compared to last year. Net sales increased by 7.8% due to higher volumes. Total pounds sold increased by 7.8%, including a 17.3% increase in refrigerated side dish products and an 11.8% increase in sausage products, partially offset by a 19.8% decrease in food service. The increase in pounds sold was partially offset by 5.6% as a result of lower net sausage pricing and the change in sales mix. Average sow costs were $44.31 in fiscal 2016 as compared to $69.41 in the prior year. This decline in sow costs drove a $22.8 million increase in trade spending offered to customers, reducing our net sales and allowing us to remain price competitive in a low sow cost environment. The following table summarizes pounds sold by category in fiscal 2016 and the corresponding period last year:

(in thousands)	2016		2015
Category
Refrigerated Sides	119,328	54.5%	101,746	50.0%
Sausage	54,864	25.0%	49,072	24.1%
Food Service	27,940	12.7%	34,856	17.1%
Frozen	9,318	4.2%	9,946	4.9%
Other	7,997	3.6%	7,955	3.9%
Total	219,447		203,575

Cost of Sales
Consolidated cost of sales was $425.6 million, or 31.8% of net sales fiscal 2016, compared to $457.7 million, or 33.9% of net sales, last year. The change in cost of sales as a percentage of total sales was driven by a 10 bps weighted decrease in Bob Evans Restaurants and a 200 bps weighted decrease in BEF Foods.
Bob Evans Restaurants' cost of sales, predominately food costs, was $252.6 million, or 26.6% of net sales, fiscal 2016, compared to $258.7 million, or 26.7% of net sales, last year. The improvement in food costs as a percentage of sales as compared to last year was driven primarily by a $3.0 million impact of reduced discounting and a $2.3 million impact of price increases which were used to offset commodity cost increases. These improvements were partially offset by a $4.0 million negative impact from the change in sales mix, driven in part by lower beverage sales.
BEF Foods cost of sales was $173.0 million, or 44.6% of net sales, in fiscal 2016, compared to $199.1 million, or 52.5% of net sales, last year. The decrease in cost of sales as a percentage of sales was primarily due to the $21.1 million positive impact from an increase in sales of our higher margin refrigerated side dish products. Cost of sales as a percentage of sales was also impacted by a $24.1 million benefit of lower sow costs as compared to the prior year, however that benefit was largely offset by a $22.8 million increase in trade spending, primarily on sausage products. Sow costs averaged $44.31 per hundredweight in fiscal 2016, compared to $69.41 per hundredweight last year.

Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses ("operating wages") were $427.1 million, or 31.9% of net sales, in fiscal 2016, compared to $423.5 million, or 31.4% of net sales, last year. The 50 bps increase in the operating wages ratio was driven by a weighted increase from Bob Evans Restaurants.
Bob Evans Restaurants' operating wages were $385.0 million, or 40.5% of net sales, in fiscal 2016, compared to $381.9 million, or 39.4% of net sales, last year. The increase in total wage and fringe benefit expenses was the result of $6.9 million in additional costs related to our 53rd week. Adjusting for this impact, total operating wage and fringe benefit expenses declined $3.8 million. This decline was driven by a $6.0 million impact from the net store count reduction, and partially offset by higher wage rates and investments in labor hours to improve the guest experience.
BEF Foods' operating wages were $42.2 million, or 10.9% of net sales, in fiscal 2016, compared to $41.7 million, or 11.0% of net sales, last year. Wages increased $0.5 million due to the 53rd week. Excluding the impact of the 53rd week, wages were flat. Higher net benefit costs of $0.9 million, including incentive compensation, were incurred primarily due to the segment's increased profitability and were partially offset by lower contract labor costs.
Other Operating Expenses
Consolidated other operating expenses were $222.1 million, or 16.6% of net sales, in fiscal 2016, compared to $218.0 million, or 16.2% of net sales, last year. The 40 bps increase in the other operating expenses ratio was driven by a 20 bps weighted increase from both Bob Evans Restaurants and BEF Foods. The most significant components of other operating expenses are utilities, advertising costs, repairs and maintenance, restaurant supplies, BEF Foods' shipping and handling costs, credit and gift card processing fees and non-income based taxes.
Bob Evans Restaurants' other operating expenses were $169.6 million, or 17.8% of net sales, in fiscal 2016, compared to $169.0 million, or 17.4% of net sales, last year. The increase in other operating expenses as a percentage of sales resulted from the impact of lower sales driven by the 2.5% decline in same-store sales. Total other operating expenses increased $2.6 million as a result of the 53rd week. Excluding this impact, other operating expenses decreased by $2.0 million. This decline was driven by a $4.1 million decrease in utilities costs, a $2.1 million decrease in occupancy costs and a $2.5 million reduction in advertising and pre-opening expenses, partially offset by a $4.8 million increase in supplies and repairs and maintenance costs and a $1.9 million increase in other costs including insurance.
BEF Foods' other operating expenses were $52.4 million, or 13.5% of net sales, in fiscal 2016, compared to $49.0 million, or 12.9% of net sales, last year. The increase of $3.4 million was primarily the result of a $3.1 million increase in advertising costs and $2.2 million in rent expense attributable to the two production facilities that were sold and leased back in the second quarter of fiscal 2016. These costs were partially offset by a $2.2 million reduction in transportation costs, driven by lower fuel costs and other cost savings.
Selling, General and Administrative Expenses
Consolidated S,G&A expenses were $139.8 million, or 10.5% of net sales, in fiscal 2016, compared to $143.3 million, or 10.6% of net sales, last year. The 10 bps decrease in the S,G&A ratio was driven by reductions in corporate and other S,G&A, partially offset by increases in S,G&A from Bob Evans Restaurants and BEF Foods.
S,G&A expenses for Bob Evans Restaurants include above-restaurant management and restaurant executive leadership. Bob Evans Restaurants' S,G&A was $47.0 million, or 4.8% of net sales, in fiscal 2016, compared to $40.7 million, or 4.2% of net sales, last year. The increase of $6.3 million is primarily due to the $9.6 million loss on certain restaurants included in the sale leaseback transaction completed in the fourth quarter of fiscal 2016. The increase was partially offset by gains on sales of non-operating properties, primarily related to restaurants closed in the first quarter of fiscal 2016, and cost savings from headcount reductions in above-restaurant management and support functions.
S,G&A expenses for BEF Foods include costs of our BEF Foods sales organization, and BEF Foods executive leadership. BEF Foods' S,G&A was $32.8 million, or 8.5% of net sales, in fiscal 2016, compared to $29.7 million, or 7.9% of net sales, last year. The increase was primarily driven by the $3.6 million of expenses incurred related to the sale leaseback of two of our production facilities in the second quarter of fiscal 2016.
Corporate and other costs that are not allocated to our reporting segments include information technology, finance, legal, human resources, supply chain and other corporate functions, and includes costs such as ongoing IT infrastructure costs, third-party legal and professional fees and other costs. Corporate and other costs were $60.0 million in fiscal 2016, as compared to $72.8 million last year. The decrease in corporate and other S,G&A was primarily the result of a $10.6 million decrease in third-party legal and professional fees, a $3.2 million decrease from separation costs incurred in fiscal 2015, related to our former CEO and a $1.8 million charge incurred in the prior year for the loss on sale of our interest in a jointly owned aircraft. These cost reductions as well as savings driven primarily by headcount reductions were partially offset by higher employee benefit costs, including incentive compensation costs driven by improved performance and costs related to our deferred compensation plans, as well as service costs related to our new ERP system.
Depreciation and Amortization
Consolidated depreciation and amortization expenses ("D&A") were $79.6 million, or 5.9% of net sales, in fiscal 2016, compared to $80.1 million, or 5.9% of net sales, last year.
Bob Evans Restaurants' D&A expenses were $53.8 million, or 5.7% of net sales, in fiscal 2016, compared to $57.2 million, or 5.9% of net sales, last year. The decrease was primarily driven by stores that were closed in fiscal 2016 and are classified as held for sale on our Consolidated Balance Sheet, and a decline related to assets on accelerated depreciation methods.
BEF Foods D&A expenses were $16.2 million, or 4.2% of net sales, in fiscal 2016, compared to $17.1 million, or 4.5% of net sales, last year. The decrease is a result of the sale leaseback of our Lima, Ohio, and Sulphur Springs, Texas, manufacturing facilities in the second quarter of fiscal 2016.
D&A expenses for unallocated corporate assets were $9.6 million in fiscal 2016, compared to $5.7 million last year. The increase is primarily driven by depreciation and amortization on the first phase of our ERP system, which was put in service on the first day of fiscal 2016.
Impairments
Impairments were $8.4 million in fiscal 2016, compared to $8.9 million last year. In the current year we recorded impairment charges on 26 restaurant properties, primarily the result of our fourth quarter decision to close 27 restaurants. In the corresponding period last year we recorded impairment charges on 22 restaurant properties for $6.1 million and a $2.8 million impairment related to a BEF Foods trade name that was no longer being used.
Interest
Net interest expense was $10.8 million in fiscal 2016, as compared to $8.6 million last year. The increase is primarily by higher average borrowings on our Credit Agreement during fiscal 2016 as compared to the corresponding period last year, as well as an increase in amortization of deferred financing costs incurred as part of our second and third amendments to the Credit Agreement and the Mortgage Loan.
Income Taxes
The provision for income taxes is based on our current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was a provision of 4.7%, in fiscal 2016, as compared to a benefit of 83.2%, for the corresponding period a year ago. The effective income tax rates in fiscal 2016 and 2015 were substantially different than the statutory rate due to the Company’s domestic production activities deduction and the utilization of tax credits. In fiscal 2015, the effective tax rate was also significantly impacted by the effect of permanent items on varying levels of pretax earnings.

Fiscal Year Ended April 24, 2015 (“fiscal 2015” or "2015") as Compared to Fiscal Year Ended April 25, 2014 (“fiscal 2014” or "2014")
Net sales were $1,349.2 million in the twelve months ended April 24, 2015, an increase of $20.6 million compared to the prior year. Operating income was $17.7 million in fiscal 2015, a decrease of $15.4 million as compared to the corresponding period last year. The decrease in operating income was driven primarily by higher S,G&A and operating wage costs and partially offset by the impact of higher sales and lower impairment costs.
Pretax income in the twelve months ended April 24, 2015, was $9.0 million as compared to a pretax income of $31.1 million in the corresponding period last year. We had an income tax benefit of $7.5 million in fiscal 2015 as compared to income tax expense from continuing operations of $0.1 million fiscal 2014. Earnings-per-diluted-share was $0.70 per share in fiscal 2015, as compared to $1.16 per share from continuing operations in fiscal 2014. Refer to the sections below for analysis on our year-to-date fiscal 2015 operating results as compared to the comparable prior year period.

	Consolidated Results				Bob Evans Restaurants
(in thousands)	2015		2014		2015		2014
Net Sales	$1,349,190		$1,328,552		$969,877		$956,579
Cost of sales	457,744	33.9%	451,777	34.0%	258,677	26.7%	244,871	25.6%
Operating wage and fringe benefit expenses	423,539	31.4%	406,307	30.6%	381,874	39.4%	365,698	38.2%
Other operating expenses	217,991	16.2%	218,904	16.5%	169,018	17.4%	164,901	17.2%
Selling, general and administrative expenses	143,295	10.6%	122,133	9.1%	40,733	4.2%	26,626	2.9%
Depreciation and amortization expense	80,074	5.9%	79,456	6.0%	57,236	5.9%	60,446	6.3%
Impairments	8,861	0.7%	16,850	1.3%	6,100	0.6%	13,850	1.4%
Operating Income	$17,686	1.3%	$33,125	2.5%	$56,239	5.8%	$80,187	8.4%

	BEF Foods				Corporate and Other
(in thousands)	2015		2014		2015	2014
Net Sales	$379,313		$371,973		$—	$—
Cost of sales	199,067	52.5%	206,906	55.6%	—	—
Operating wage and fringe benefit expenses	41,665	11.0%	40,609	10.9%	—	—
Other operating expenses	48,974	12.9%	54,003	14.5%	—	—
Selling, general and administrative expenses	29,712	7.9%	30,506	8.3%	72,849	65,001
Depreciation and amortization expense	17,141	4.5%	14,514	3.9%	5,697	4,496
Impairments	2,761	0.7%	3,000	0.8%	—	—
Operating Income	$39,993	10.5%	$22,435	6.0%	$(78,546)	$(69,497)
Sales
Consolidated net sales increased 1.6%, to $1,349.2 million, for the twelve months ended April 24, 2015, as compared to $1,328.6 million fiscal 2014. The net sales comprised of an increase of $13.3 million in Bob Evans Restaurants and an increase of $7.3 million in BEF Foods.
Bob Evans Restaurants' net sales increased $13.3 million, or 1.4%, in the twelve months ended April 24, 2015, as compared to fiscal 2014. The increase in net sales was the result of a 0.9% increase in same-store sales, primarily due to a 1.2% increase in average menu prices. We also opened seven new restaurants during the year, including four in the fourth quarter, which increased sales by approximately $4.8 million over the comparable period.
BEF Foods' net sales increased by $7.3 million, or 2.0%, in the twelve months ended April 24, 2015, compared to fiscal 2014. The increase in net sales was primarily due to $11.3 million of net sausage pricing increases implemented to offset higher sow costs compared to the prior year. Side dish volumes increased by approximately 13%, but were offset by lower sausage and foodservice volumes. The decrease in sausage is related to a decline in category demand due to higher pork prices, which began last year and did not recover despite the decline in sow costs in the second half of fiscal 2015. The decline in foodservice volumes is primarily due to a shift of resources towards our growing side dish business. Refer to the table below for pounds sold by category in the year ended April 24, 2015, and corresponding period last year.

(in thousands)	2015		2014
Category
Refrigerated Sides	101,746	50.0%	90,062	44.2%
Sausage	49,072	24.1%	53,136	26.1%
Food Service	34,856	17.1%	42,044	20.6%
Frozen	9,946	4.9%	10,718	5.3%
Other	7,955	3.9%	7,829	3.8%
Total	203,575		203,789
Cost of Sales
Consolidated cost of sales was $457.7 million, or 33.9% of net sales, in the twelve months ended April 24, 2015, compared to $451.8 million, or 34.0% of net sales, in fiscal 2014. The 10 bps decrease in the cost of sales ratio was driven by an 80 bps weighted increase in Bob Evans Restaurants and a 90 bps weighted decrease in BEF Foods.
Bob Evans Restaurants' cost of sales, predominately food costs, were $258.7 million, or 26.7% of net sales, in the twelve months ended April 24, 2015, compared to $244.9 million, or 25.6% of net sales, in fiscal 2014. The increase in the cost of sales ratio was primarily the result of the $5.1 million margin impact of higher food costs and the $4.3 million impact of a shift in menu mix towards higher cost items, as well as the impact from increased discounting and increased carryout sales, partially offset by the $2.6 million impact of menu price increases.
BEF Foods' cost of sales was $199.1 million, or 52.5% of net sales, in the twelve months ended April 24, 2015, compared to $206.9 million, or 55.6% of net sales, in fiscal 2014. Our cost of sales favorability was primarily due to price increases implemented to offset higher sow costs in the first half of fiscal 2015, lower sow costs in the second half of fiscal 2015, improved production yields, and the effect of a higher sales mix of our refrigerated side dish products. Sow costs averaged $69.41 per hundredweight in fiscal 2015, as compared to $73.23 per hundredweight in fiscal 2014.
Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses ("operating wages") was $423.5 million, or 31.4% of net sales, in the twelve months ended April 24, 2015, compared to $406.3 million, or 30.6% of net sales, in fiscal 2014. The 80 bps increase in the operating wage and fringe benefit expenses ratio was driven by Bob Evans Restaurants.
Bob Evans Restaurants' operating wages were $381.9 million, or 39.4% of net sales, in the twelve months ended April 24, 2015, compared to $365.7 million, or 38.2% of net sales, in fiscal 2014. The increase is primarily the result of $13.4 million in higher restaurant wages, driven by higher wage rates and higher staffing levels resulting from increased carryout business, higher sales volumes and extended holiday hours. Net benefit expenses also increased $2.8 million compared to fiscal 2014.
BEF Foods' operating wages were $41.7 million, or 11.0% of net sales, in the twelve months ended April 24, 2015, compared to $40.6 million, or 10.9% of net sales, in fiscal 2014. The increase is primarily due to a $1.1 million increase in health insurance costs.
Other Operating Expenses
Consolidated other operating expenses were $218.0 million, or 16.2% of net sales, in the twelve months ended April 24, 2015, compared to $218.9 million, or 16.5% of net sales, in fiscal 2014. The 30 bps decrease in the operating wages ratio was driven by a 10 bps weighted increase in Bob Evans Restaurants and a 40 bps weighted decrease in BEF Foods.
Bob Evans Restaurants' other operating expenses were $169.0 million, or 17.4% of net sales, in the twelve months ended April 24, 2015, compared to $164.9 million, or 17.2% of net sales, in fiscal 2014. The increase in other operating expenses in fiscal 2015 was primarily a result of $4.6 million in additional advertising costs, as well as net $2.6 million of higher other costs including utilities, credit card fees driven by higher sales, rent and real estate taxes. These increases were partially offset by a $3.1 million reduction in preopening expenses, primarily related to costs associated with the Farm Fresh Refresh remodeling initiative that was completed in fiscal 2014.
BEF Foods' other operating expenses were $49.0 million, or 12.9% of net sales, in the twelve months ended April 24, 2015, compared to $54.0 million, or 14.5% of net sales, in fiscal 2014. The decrease in other operating expenses is due to $1.6 million of lower transportation costs in fiscal 2015, $1.1 million of lower production and repairs and maintenance costs and $2.3 million of lower other costs including advertising and insurance.

Selling, General and Administrative Expenses
Consolidated S,G&A expenses were $143.3 million, or 10.6% of net sales, in the twelve months ended April 24, 2015, compared to $122.1 million, or 9.1% of net sales, in fiscal 2014. The 150 bps increase in the S,G&A ratio was driven primarily by higher corporate and other costs, as well as higher Bob Evans Restaurant S,G&A costs.
S,G&A expenses incurred by Bob Evans Restaurants include above-restaurant management and restaurant executive leadership. Bob Evans Restaurants' S,G&A was $40.7 million, or 4.2% of net sales, for the twelve months ended April 24, 2015, compared to $26.6 million, or 2.9% of net sales, in fiscal 2014. The increase is primarily due to a $6.0 million charge related to a class-action lawsuit, $4.3 million of higher management wages and benefit costs, including health insurance and incentive compensation, $2.5 million of higher severance costs and $1.3 million of higher costs related to the development of our carryout program.
S,G&A expenses incurred by BEF Foods include costs of our BEF Foods sales organization, and BEF Foods executive leadership. BEF Foods' S,G&A was $29.7 million, or 7.9% of net sales, for the twelve months ended April 24, 2015, compared to $30.5 million, or 8.3%, of net sales in fiscal 2014. The decrease was due to lower selling wage and benefit costs, including lower severance costs as compared to the prior year.
Corporate and other costs that are not allocated to our reporting segments include information technology, finance, legal, human resources, supply chain and other corporate functions, and includes costs such as ongoing IT infrastructure costs, third-party legal and professional fees and other costs. Corporate and other costs were $72.8 million for the twelve months ended April 24, 2015, as compared to $65.0 million in fiscal 2014. The increase in corporate and other S,G&A was primarily the result of $3.8 million of costs related to the separation of our former CEO, a $1.8 million charge incurred in fiscal 2015 for the loss on sale of our interest in a jointly owned aircraft and $2.2 million of other higher costs including legal and professional fees.
Depreciation and Amortization
Consolidated depreciation and amortization expenses ("D&A") was $80.1 million, or 5.9% of net sales, in the twelve months ended April 24, 2015, compared to $79.5 million, or 6.0% of net sales, in fiscal 2014.
Bob Evans Restaurants' D&A expenses were $57.2 million, or 5.9% of net sales, in the twelve months ended April 24, 2015, compared to $60.4 million, or 6.3% of net sales, in fiscal 2014. The primary driver of the decrease in depreciation expenses was the $3.2 million impact of the fiscal 2015 change in useful lives of Farm Fresh Refresh assets.
BEF Foods' D&A expenses were $17.1 million, or 4.5% of net sales, in the twelve months ended April 24, 2015, compared to $14.5 million, or 3.9% of net sales, in fiscal 2014. The increase in D&A ratio is primarily the result of an increase in depreciable assets related to our Lima, Ohio, and Sulphur Springs, Texas, plant expansions, which were completed in the prior year.
D&A expenses for unallocated corporate assets were $5.7 million for the twelve months ended April 24, 2015, compared to $4.5 million in fiscal 2014. The increase is primarily driven by depreciation and amortization on our corporate support center.
Impairments
Impairments were $8.9 million in fiscal 2015 as compared to $16.9 million in fiscal 2014. In fiscal 2015 we recorded impairment charges on 22 restaurant properties for $6.1 million and also recorded a $2.8 million impairment on a BEF Foods trade name that was no longer being used. In fiscal 2014 we recorded $13.9 million of impairment charges on 36 restaurant properties, of which 28 were sold prior to the end of fiscal 2014. We also recorded a $3.0 million impairment charge to BEF Foods related to our Richardson, Texas, production facility that was closed in fiscal 2014.
Interest
Net interest expense was $8.6 million for the twelve months ended April 24, 2015 as compared to $2.0 million in fiscal 2014. The increase in net interest expense in fiscal 2015 was the result of higher average interest rates on our borrowings as compared to the prior year as well as higher average outstanding borrowings on our Credit Agreement as compared to last year.
Provision for Income Taxes
The effective tax rate for fiscal 2015 was an 83.2% benefit in fiscal 2015 as compared to a 0.5% expense for fiscal 2014. The effective income tax rate in fiscal 2015 was substantially different than the statutory rate due to the Company’s domestic production activities deduction and the utilization of tax credits. The effective income tax rate in fiscal 2014 was substantially different than the statutory rate due to the utilization of tax credits, the Company’s domestic production activities deduction, and favorable state settlements. In fiscal 2015 and 2014 the effective tax rate was also significantly impacted by the effect of permanent items on varying levels of pretax earnings.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operating activities, the borrowing capacity under our Credit Agreement and the proceeds received from sale leaseback transactions completed in fiscal 2016.
Historically, our working capital requirements have been minimal. Overall, our current liabilities have generally exceeded our current assets (excluding cash and equivalents). This favorable working capital position results from transacting substantially all of our Bob Evans Restaurants' sales for cash or third-party credit or debit cards; the relatively short trade credit terms with our BEF Foods' customers as well as most of our major suppliers and distributors; and the quick turnover of our inventories in both of our reporting segments.
Capital expenditures were $65.7 million and $74.5 million respectively, for the fiscal years ended April 29, 2016, and April 24, 2015. In fiscal 2016, capital expenditures primarily related to the next phase of our ERP system, a new restaurant point-of-sale system, an additional refrigerated side dish production line at our Lima, Ohio, plant, other IT infrastructure projects and general restaurant improvements. In fiscal 2015, capital expenditures primarily related to new restaurant construction and our ERP system. In fiscal 2017, capital expenditures are expected to approximate $75 million to $80 million and include expenditures for the items discussed above.
During fiscal 2016, we paid an annual cash dividend of $1.30 per share, compared to $1.24 for fiscal 2015. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends are at the discretion of our Board of Directors.
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
In fiscal 2016 we repurchased approximately 3.9 million shares for $171.5 million. The repurchases were funded primarily through additional borrowings on our Credit Agreement, cash from operations and the net proceeds from the sale leaseback transactions of 143 restaurant properties and two production facilities. As of April 29, 2016, we have $78.5 million remaining on our share repurchase authorization. Additional repurchases during fiscal 2017 will depend on valuation and maintaining a prudent leverage ratio.
On January 2, 2014, we entered into the Credit Agreement, which represents a syndicated secured revolving credit facility. We incurred financing costs of $2.1 million associated with this Credit Agreement, which are being amortized over the remaining term of the agreement. As a result of the Third Amendment to the Credit Agreement, effective October 21, 2015, and discussed further below, up to $650.0 million of borrowings are available, including a letter of credit sub-facility of $50.0 million, and an accordion provision that permits the Company to request an additional $300.0 million for certain transactions, which could increase the revolving credit commitment to $950.0 million. The Credit Agreement is secured by the stock pledges of certain of our material subsidiaries. Borrowings under the Credit Agreement bear interest, at our option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 1.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (a) the Federal Funds Open Rate, plus 0.50%, (b) the Prime Rate, or (c) the Daily LIBOR Rate, plus 1.00%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. As of April 29, 2016, we had $307.0 million of outstanding borrowings under the Credit Agreement and $14.6 million reserved for certain standby letters of credit.

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
In the second quarter of fiscal 2016, we entered into a Third Amendment to the Credit Agreement dated and effective as of October 21, 2015. The terms of the Credit Agreement were amended related to: (a) increase the level of permitted indebtedness in connection with sale leaseback transactions of assets from $100.0 million to $300.0 million, (b) removal of the $150.0 million share repurchase restriction during the 2016 fiscal year, (c) decrease the size of the facility from $750.0 million to $650.0 million, (d) modification of the definition of the leverage ratio to account for rent expense from leases so that the leverage ratio will be calculated as consolidated indebtedness plus 600% of annual rent expense versus consolidated EBITDAR, and (e) inclusion of an add back to the leverage ratio calculation for costs related to the settlement of a class action lawsuit. We incurred and paid fees of $0.8 million associated with this amendment, which will be amortized over the remaining term of the Credit Agreement using the straight line method, which approximates the effective interest method.
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. It requires us to maintain a specified minimum coverage ratio and maximum leverage ratio at April 29, 2016, of (a) a minimum coverage ratio of not less than 3.00 to 1.00; and (b) a maximum leverage ratio that may not exceed 4.50 to 1.00. As of April 29, 2016, our leverage ratio was 2.44, and our coverage ratio was 11.64, as defined in our Credit Agreement. Our Credit Agreement also limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. The Credit Agreement also allows for a sale leaseback of our real estate of up to $300.0 million, of which approximately $51 million is still available as of April 29, 2016, and mortgage indebtedness on our corporate support center of up to $50.0 million. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement to extend further credit, terminated. We were in compliance with the financial covenant requirements of our Credit Agreement as of April 29, 2016.
The outstanding borrowings on our Credit Agreement were $307.0 million and $447.6 million as of April 29, 2016 and April 24, 2015, respectively. We used cash flow from operations and proceeds from our sale leaseback transactions and Mortgage Loan to pay down borrowings on our Credit Agreement.
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
On February 9, 2016, we entered into a $30.0 million loan and mortgage on our corporate support center in New Albany, Ohio. The loan has a ten-year term and is amortized over that period. The rate of interest is variable and is initially set at 5.1%. The Company and several wholly owned subsidiaries have provided guaranties for the loan. We used the net proceeds from this loan to pay down debt under the Company's Credit Agreement and for other corporate purposes.
On April 14, 2016, the Company entered into an agreement pursuant to which we sold 143 restaurant properties for a combined $197.2 million. We received net proceeds of $191.7 million, after consideration of closing and other transaction costs. The closing of the sale leaseback transactions are expected to provide us with after tax proceeds of approximately $164 million. As part of the transactions, Bob Evans Restaurants entered into absolute net master leases for the portfolio properties, for an initial term of 20 years, with five renewal options of five years each, at an annual rent of 6.65% of the purchase price for the first year. Certain of the properties include a CPI-based rent escalator with a maximum 1.5% annual increase, while others include a 1.5% annual rent escalator. In addition, the Company and BEF Foods, Inc. entered into payment and performance guaranties. The net proceeds were used to pay down debt under the Company’s credit agreement and for other corporate purposes.
We believe that our cash flow from operations, as well as the available borrowings under our Credit Agreement, will be sufficient to fund anticipated capital expenditures, working capital requirements, dividend payments and share repurchases.
Operating activities
Net cash provided by operating activities was $123.6 million and $103.1 million for fiscal 2016 and fiscal 2015, respectively. The increase in cash provided by operating activities as compared to a year ago is primarily due to an increase in net income from operations, an increase in tax refunds received and improved working capital management.
Investing activities
Cash provided by investing activities was $196.3 million in fiscal 2016 as compared to cash used in investing activities of $64.6 million in the corresponding period last year. The increase in cash provided by investing activities was primarily due to the $257.2 million of proceeds from sale of property, plant and equipment, including $241.7 million of net proceeds received from our sale leaseback transactions and $14.9 million of net proceeds from the sale of nonoperating restaurant properties. In addition, capital expenditures decreased $8.8 million as compared to the prior year, primarily driven by the completion of the first phase of our ERP system in the fourth quarter of fiscal 2015. We also liquidated $5.2 million of rabbi trust assets during the twelve months ended April 29, 2016.
Financing activities
Cash used in financing activities was $313.4 million for fiscal 2016, while cash used by financing activities was $40.0 million for fiscal 2015. The increase in cash used by financing activities was primarily due to the $171.5 million of repurchases of our common stock in fiscal 2016 as well as the $111.0 million of net pay downs of debt, funded by our sale-leaseback transactions.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of this Annual Report on Form 10-K.
Contractual Obligations
Future payments of our contractual obligations and outstanding indebtedness as of April 29, 2016, are as follows (in thousands):

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases (1)	$21,445	$21,602	$21,745	$21,843	$21,748	$304,283	$412,666
Short-term debt (2)	3,419	—	—	—	—	—	3,419
Long-term debt (3)	—	3,419	310,419	3,419	3,543	14,963	335,763
Purchase obligations (4)	58,886	—	—	—	—	—	58,886
Deferred compensation (5)	2,128	2,179	1,980	1,605	1,925	10,072	19,889
Capital project obligations (6)	16,322	2,892	2,892	2,892	2,892	837	28,727
Other (7)	573	—	—	—	—	—	573
Totals	$102,773	$30,092	$337,036	$29,759	$30,108	$330,155	$859,923

(1)	Obligations for operating leases include payments through the end of current lease terms and do not include the impact of any available renewal periods.

(2)	The balance represents the current portion of our Mortgage Loan and Research and Development Investment Loan.

(3)
The balances represent principle payments on our Mortgage and Research and Development Investment Loans, the outstanding borrowings on our Credit Agreement, which matures in Fiscal 2019 and an interest free loan which matures in 2022. The amounts exclude expected interest payments on our Credit Agreement, which can fluctuate based on the amount outstanding borrowings in any given period.

(4)
Purchase obligations are comprised of $11.3 million of food purchase commitments for Bob Evans Restaurants and $47.6 million of raw material purchase commitments for BEF Foods, all of which are expected to be satisfied in the next 12 months. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. For such agreements, amounts included in the table above represent our estimate of expected purchases prior to any cancellation of these contracts with appropriate notice.

(5)
Deferred compensation obligations in future years may change due to additional participant deferral, returns on participant investments and changes in distribution elections by our plan participants. The obligations above exclude share based obligations, see Note 7 for more details.

(6)
Capital project obligations in fiscal 2017 include $9.6 million of obligated expenditures related to our new restaurant POS system and $6.7 million of commitments related to the production line expansion at our Lima, Ohio, plant. The commitments in fiscal 2018 and thereafter are primarily service contract commitments related to our new restaurant POS system.

(7)	The balance relates to unrecognized tax benefits related to state exposures that may be necessary in the coming year due to settlements with taxing authorities or lapses of statutes of limitations.
Business Outlook
Our outlook for fiscal 2017 relies on a number of assumptions, as well as the risk factors included in our SEC filings.
•We anticipate consolidated net sales to approximate $1.28 billion to $1.33 billion.
•We project net interest expense of approximately $12 million to $14 million.
•We anticipate a tax rate of approximately 24% to 25%.
•We project weighted-average diluted shares outstanding to be approximately 20 million shares and expect diluted EPS to be $1.95 to $2.12. This guidance range does not include the impact of potential share repurchase activity during fiscal year 2017.
•We expect capital expenditures to approximate $75 million to $80 million, while depreciation and amortization expense should approximate $71 million to $75 million.
•We expect Bob Evans Restaurants full-year same-store sales will be negative low single digits to flat.
•We expect BEF Foods net sales of $400 million to $420 million.
•We anticipate that sow costs will be between $52 and $55 per hundredweight.
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
BEF Foods Sales Promotions (Trade Spend)
We engage in promotional (sales incentive) programs in the form of “off-invoice” deductions, billbacks, cooperative advertising and coupons, collectively referred to as trade spend programs, with our customers. Costs associated with these programs are classified as a reduction of net sales in the period in which the sale occurs. Our trade programs may fluctuate based on sow costs trends and during peak holiday periods. As a result, we enter into promotion agreements with our customers during distinct time periods where we expect to maximize the impact of promotions on net sales and profitability. A change in actual sales volume and sow costs from our estimates will impact sales, and ultimately, profitability of the BEF Foods segment.
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
Goodwill and Other Intangible Assets
Goodwill is not amortized and is tested for impairment during the fourth quarter each year or on a more frequent basis when indicators of impairment exist. Our goodwill is primarily the result of our acquisition of Kettle Creations in fiscal 2013.
Other intangible assets, also recorded in our BEF Foods segment, represent a non-compete agreement related to the Kettle Creations acquisition. The non-compete agreement is a definite lived intangible asset and is amortized over the term of the agreement.
Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. We perform our impairment test using a combination of income based and market based approaches. The income based approach indicates the fair value of an asset or business based on the estimated future discounted cash flows expected to be generated by the BEF Food segment. Significant assumptions used to determine the fair value of our BEF Foods segment includes forecasted trends in sales, operating and allocated expenses, capital expenditures and an appropriate discount rate. Under the market-based approach, fair value is determined by using earnings multiples to compare the value of the BEF Foods segment to similar businesses or guideline companies whose securities are actively traded in public markets. If the BEF Foods segment's future operating performance is materially different from the forecast we may be required to record impairment related to goodwill, however in fiscal 2016 there was significant headroom between the fair value and carrying value of the BEF Foods segment.

Self-insurance Reserves
We record estimates for health, workers’ compensation and general liability insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. We utilize stop loss insurance to limit our exposure on a per person basis for health insurance and on a per claim basis for workers’ compensation and general liability insurance. Estimates for health, workers’ compensation and general liability are calculated utilizing claims development estimates based on historical experience and other factors. Future changes from the actuarial estimates regarding the frequency and severity of claims or settlement practices may result in insurance reserves that are materially different than what is recorded today.
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
Interest Rate Risk
At April 29, 2016, our outstanding debt included $307.0 million outstanding on the Credit Agreement, and $32.1 million of other outstanding notes. A change in market interest rates will impact our Credit Agreement when there is an outstanding balance. For example, a one percent increase in the benchmark rate used for our Credit Agreement would increase our annual interest expense by approximately $3.1 million, assuming the $307.0 million outstanding at the end of fiscal 2016 was outstanding for the entire year.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
BOB EVANS FARMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	April 29, 2016	April 24, 2015
Assets
Current Assets
Cash and equivalents	$12,896	$6,358
Accounts receivable, net	28,893	26,100
Inventories	24,997	24,620
Federal and state income taxes receivable	—	23,722
Prepaid expenses and other current assets	9,307	5,035
Current assets held for sale	31,644	22,243
Total Current Assets	107,737	108,078
Land	145,453	214,692
Buildings and improvements	585,218	839,148
Machinery and equipment	500,469	445,718
Construction in process	32,273	38,354
Total Property, Plant and Equipment	1,263,413	1,537,912
Less accumulated depreciation	665,777	732,697
Net Property, Plant and Equipment	597,636	805,215
Other Assets
Deposits and other	4,622	3,756
Notes receivable	20,886	18,544
Rabbi trust assets	20,662	32,302
Goodwill and other intangible assets	19,829	19,986
Deferred income tax assets	29,002	4,836
Long-term assets held for sale	—	26,263
Total Other Assets	95,001	105,687
Total Assets	$800,374	$1,018,980
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$3,419	$409
Accounts payable	37,518	30,019
Accrued property, plant and equipment purchases	5,308	4,820
Accrued non-income taxes	15,696	14,951
Accrued wages and related liabilities	26,358	34,529
Self-insurance reserves	20,169	18,900
Deferred gift card revenue	14,147	13,714
Current taxes payable	9,473	—
Current reserve for uncertain tax provision	1,481	1,594
Other accrued expenses	31,988	34,156
Total Current Liabilities	165,557	153,092
Long-Term Liabilities
Deferred compensation	17,761	22,481
Reserve for uncertain tax positions	2,752	2,767
Deferred income tax liabilities	—	4,218
Deferred rent and other	5,851	5,755
Deferred gain on sale leaseback transactions	56,371	—
Credit facility borrowings and other long-term debt	335,638	450,676
Total Long-Term Liabilities	418,373	485,897
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000 shares; issued 42,638 shares at April 29, 2016, and April 24, 2015	426	426
Capital in excess of par value	244,304	235,958
Retained earnings	832,323	836,362
Treasury stock, 22,881 shares at April 29, 2016, and 19,231 shares at April 24, 2015, at cost	(860,609)	(692,755)
Total Stockholders’ Equity	216,444	379,991
Total Liabilities and Stockholders' Equity	$800,374	$1,018,980

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BOB EVANS FARMS, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
(in thousands, except per share amounts)

	2016	2015	2014
Net Sales	$1,338,827	$1,349,190	$1,328,552
Cost of sales	425,585	457,744	451,777
Operating wage and fringe benefit expenses	427,148	423,539	406,307
Other operating expenses	222,060	217,991	218,904
Selling, general and administrative expenses	139,822	143,295	122,133
Depreciation and amortization expense	79,607	80,074	79,456
Impairments	8,384	8,861	16,850
Operating Income	36,221	17,686	33,125
Net interest expense	10,800	8,649	2,014
Income From Continuing Operations Before Income Taxes	25,421	9,037	31,111
Provision (Benefit) for income taxes	1,199	(7,516)	143
Income From Continuing Operations	24,222	16,553	30,968
Income from Discontinued Operations, Net of Income Taxes	—	—	2,717
Net Income	$24,222	$16,553	$33,685

Earnings Per Share - Income from Continuing Operations
Basic	$1.14	$0.70	$1.17
Diluted	$1.13	$0.70	$1.16

Earnings Per Share - Income from Discontinued Operations
Basic	$—	$—	$0.10
Diluted	$—	$—	$0.10

Earnings Per Share - Net Income
Basic	$1.14	$0.70	$1.27
Diluted	$1.13	$0.70	$1.26

Cash Dividends Paid Per Share	$1.300	$1.240	$1.205

Weighted Average Shares Outstanding
Basic	21,336	23,489	26,450
Dilutive Shares	158	160	254
Diluted	21,494	23,649	26,704

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BOB EVANS FARMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value		Retained Earnings	Treasury Stock		Total
Stockholders' Equity at April 26, 2013	27,418	$426	$215,141		$847,819	$(468,611)		$594,775
Net income	—	—	—		33,685	—		33,685
Dividends ($1.205 per share)	—	—	—		(32,269)	—		(32,269)
Treasury stock repurchased	(4,393)	—	—		—	(224,994)		(224,994)
Treasury stock reissued under compensation plans	294	—	7,931		—	1,230		9,161
Share-based compensation expense	—	—	7,105		—	—		7,105
Tax benefit — stock plans	—	—	1,756		—	—		1,756
Stockholders' Equity at April 25, 2014	23,319	$426	$231,933		$849,235	$(692,375)		$389,219
Net income	—	—	—		16,553	—		16,553
Dividends ($1.24 per share)	—	—	—		(29,426)			(29,426)
Treasury stock repurchased	—	—	—		—	—		—
Treasury stock reissued under compensation plans	88	—	830		—	(380)		450
Share-based compensation expense	—	—	2,967		—	—		2,967
Tax benefit — stock plans	—	—	228		—	—		228
Stockholders' Equity at April 24, 2015	23,407	$426	$235,958	(2)	$836,362	$(692,755)	(1)	$379,991
Net income					24,222			24,222
Dividends ($1.30 per share)					(28,261)			(28,261)
Treasury stock repurchased	(3,912)					(171,513)		(171,513)
Treasury stock reissued under compensation plans	262		558			3,659		4,217
Share-based compensation expense			6,127					6,127
Tax benefit — stock plans			1,661					1,661
Stockholders' Equity at April 29, 2016	19,757	$426	$244,304	(2)	$832,323	$(860,609)		$216,444

(1)	Treasury stock includes 237 shares held by Rabbi Trust as of April 24, 2015, that will be used to satisfy share-based deferred compensation obligations. Refer to Note 7 for additional information.

(2)
Capital in Excess of Par Value includes $9,502 and $10,141 of share based obligations owed to participants in our deferred compensation plans as of April 29, 2016 and April 24, 2015, respectively. Refer to Note 7 for more information.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BOB EVANS FARMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2016	2015	2014
Operating activities:
Net income	$24,222	$16,553	$33,685
Income from discontinued operations	—	—	2,717
Income from continuing operations	24,222	16,553	30,968

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,607	80,074	79,456
Impairments	8,384	8,861	16,850
Loss on disposal of fixed assets	4,532	2,204	372
Loss (Gain) on rabbi trust assets	1,640	(742)	(2,249)
(Gain) Loss on deferred compensation	(765)	2,013	2,920
Share-based compensation	6,127	2,967	7,105
Accretion of non-current note receivable	(2,082)	(1,859)	(1,918)
Deferred income taxes	(28,384)	(14,791)	(6,355)
Amortization of deferred financing costs	2,188	1,099	364
Cash provided by (used for) assets and liabilities:
Accounts receivable	(2,793)	4,588	515
Inventories	(377)	623	(2,752)
Prepaid expenses and other current assets	483	(563)	951
Accounts payable	7,499	955	6,005
Federal and state income taxes	33,067	1,504	33,701
Accrued wages and related liabilities	(3,101)	11,005	(8,645)
Self-insurance	1,269	(974)	(1,198)
Accrued non-income taxes	745	(2,892)	1,497
Deferred revenue	433	747	52
Other assets and liabilities	(9,058)	(8,267)	7,702
Net cash provided by continuing operating activities	123,636	103,105	165,341
Investing activities:
Purchase of property, plant and equipment	(65,694)	(74,517)	(190,995)
Proceeds from sale of property, plant and equipment	257,246	10,036	8,026
Proceeds from liquidation of rabbi trust assets	5,245	—	—
Deposits and other	(537)	(135)	4,902
Net cash provided by (used in) continuing investing activities	196,260	(64,616)	(178,067)
Financing activities:
Cash dividends paid	(27,861)	(29,056)	(31,694)
Gross proceeds from credit facility borrowings and other long-term debt	672,349	579,895	1,042,595
Gross repayments of credit facility borrowings and other long-term debt	(783,339)	(588,541)	(785,130)
Payments of debt issuance costs	(3,555)	(1,279)	(2,064)
Purchase of treasury stock	(171,513)	—	(224,994)
Proceeds from share-based compensation	214	534	13,432
Cash paid for taxes on share-based compensation	(1,314)	(1,738)	(4,858)
Excess tax benefits from share-based compensation	1,661	228	1,756
Net cash (used in) provided by financing activities	(313,358)	(39,957)	9,043
Net cash provided by (used in) operations	6,538	(1,468)	(3,683)
Net cash provided by operating activities of discontinued operations	—	—	2,499
Net cash provided by discontinued operations	—	—	2,499
Cash and equivalents at the beginning of the period	6,358	7,826	9,010
Cash and equivalents at the end of the period	$12,896	$6,358	$7,826

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Note 1 — Summary of Significant Accounting Policies
Description of Business:    As of April 29, 2016, Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “company,” “we,” “us” and “our”) owned and operated 527 full-service Bob Evans Restaurants in 18 states. Bob Evans Restaurants are primarily located in the Midwest, Mid-Atlantic and Southeast regions of the United States. In the BEF Foods segment, we produce and distribute a variety of complementary home-style, refrigerated side dish convenience food items and pork sausage under the Bob Evans ®, Owens ® and Country Creek ® brand names. These food products are available throughout the United States. We also manufacture and sell similar products to food-service customers, including Bob Evans Restaurants and other restaurants and food sellers.
Effective February 15, 2013, we sold our Mimi’s Café restaurant chain to Le Duff America, Inc. (“Le Duff”). Le Duff is a U.S.-based subsidiary of Groupe Le Duff, a global bakery and restaurant company headquartered in France. Activity related to Mimi’s Café is classified as discontinued operations in the Fiscal 2014 Statements of Net Income.
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
Segment Information:   We have two reporting segments: Bob Evans Restaurants and BEF Foods. The revenues from these two segments include both net sales to unaffiliated customers and intersegment net sales, which are accounted for on a basis consistent with net sales to unaffiliated customers. Intersegment net sales and other intersegment transactions have been eliminated in the consolidated financial statements. Operating income represents earnings before interest and income taxes. All direct costs related to our two reporting segments are included in segment results, while certain costs related to corporate and other functions are not allocated to our reporting segments. Prior to the first quarter of fiscal 2016, we allocated these corporate and other costs to our reporting segments. This change in reporting was made to present our results in line with the changes made during the first quarter in how our chief operating decision maker measures results of operations and allocates resources. We have adjusted the prior year amounts to reflect this change in presentation. See Note 11 for detailed segment information.
Fiscal Year:    Our fiscal year ends on the last Friday in April. References herein to fiscal 2016, fiscal 2015 and fiscal 2014 refer to fiscal years ended April 29, 2016, April 24, 2015, and April 25, 2014, respectively. Fiscal year 2016 is a 53 week period, whereas fiscal years 2015 and 2014 were comprised of 52 weeks.
Revenue Recognition: Revenue in the Bob Evans Restaurants segment is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. Our gift cards do not have expiration dates or inactivity fees. All revenue is presented net of sales tax collections. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards (“gift card breakage”) based on historical redemption patterns, referred to as the redemption recognition method. Gift card breakage is recognized proportionately over the period of redemption in net sales in the Consolidated Statements of Net Income. The liability for unredeemed gift cards is included in deferred gift card revenue on the Consolidated Balance Sheets, and was $14,147 and $13,714 at April 29, 2016, and April 24, 2015, respectively.
Revenue in the BEF Foods segment is generally recognized when products are received by our customers. We engage in promotional (sales incentive / trade spend) programs in the form of “off-invoice” deductions, billbacks, cooperative advertising and coupons with our customers. Costs associated with these programs are classified as a reduction of gross sales in the period in which the sale occurs.
Promotional (Trade) Spending:    We engage in promotional (sales incentive) programs in the form of promotional discounts and coupons at Bob Evans Restaurants, and “off-invoice” deductions, billbacks, and cooperative advertising at BEF Foods. Costs associated with these programs are classified as a reduction of gross sales in the period in which the sale occurs. Promotional spending at Bob Evans Restaurants, primarily comprised of discounts taken on dine-in sales, was $40,033, $53,636 and $46,452 for fiscal years 2016, 2015 and 2014, respectively. Promotional spending at BEF Foods, primarily comprised of off invoice deductions and bill backs, was $79,302, $56,618, and $49,130 for fiscal years 2016, 2015 and 2014, respectively.

Shipping and Handling costs:  Expenditures related to shipping our BEF Foods products to our customers are expensed when incurred. Shipping and handling costs were $14,850, $17,025 and $18,557 in fiscal years 2016, 2015 and 2014, respectively, and recorded in the other operating expenses line of the Consolidated Statements of Net Income.
Cash Equivalents:    We consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. We did not own any cash equivalents as of April 29, 2016, or April 24, 2015.
Accounts Receivable:    Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts and promotional incentives. Accounts receivable for Bob Evans Restaurants consist primarily of credit card receivables, while accounts receivable for BEF Foods consist primarily of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us were to occur, the recoverability of amounts due to us could change by a material amount. We had allowances for doubtful accounts of $534 and $542 as of April 29, 2016, and April 24, 2015, respectively. Accounts receivable was reduced by $4,916 and $3,671 as of April 29, 2016, and April 24, 2015, respectively, related to promotional incentives that reduce what is owed to the Company from certain BEF Foods customers.
Concentration of Credit Risk:    We maintain cash depository accounts with major banks. Accounts receivable can be potentially exposed to a concentration of credit risk with customers or in particular industries. Such credit risk is considered by management to be limited due to our many retail customers. We have two individual customers that in total represent approximately 35% of net sales in our BEF Foods reporting segment, or approximately 10% of net company sales. In addition, we maintain reserves for credit losses and such losses have historically been within our expectations.
Notes Receivable:    As a result of the sale of Mimi’s Café to Le Duff, we received a promissory note for $30,000. The Note has an annual interest rate of 1.5%, a term of seven years and a full principal and interest payment date of February 2020. Partial prepayments are required prior to maturity if the buyer reaches certain levels of EBITDA during specified periods. No partial prepayments have been received on this Note as of April 29, 2016. Our right to repayment under the Note is subordinated to third party lenders as well as other funding that may be provided by the parent company. In the event of a sale or liquidation of Mimi’s Café by its parent company, our right to repayment may be subordinated to payments owed to the parent company and potentially reduced based on the funds available for repayment. The Note was originally valued using a discounted cash flow model.
The Note is recorded on the notes receivable line of the Consolidated Balance sheet, and was $20,886 and $18,337 as of April 29, 2016, and April 24, 2015, respectively. The Company recognized accretion income on the Note of $2,082, $1,859 and $1,918 in fiscal years 2016, 2015 and 2014, respectively, and interest income on the Note of $468, $461 and $454 in fiscal years 2016, 2015 and 2014, respectively. Accretion and interest income are reflected within the net interest expense caption of the Consolidated Statements of Net Income.
Inventories:    We value our Bob Evans Restaurants inventories at the lower of first-in, first-out cost (“FIFO”) or market and our BEF Foods inventories are determined on an average cost method which approximates a FIFO basis due to the perishable nature of our inventory. Inventory includes raw materials and supplies ($13,815 in fiscal 2016 and $12,898 in fiscal 2015) and finished goods ($11,183 in fiscal 2016 and $11,722 in fiscal 2015).
Property, Plant and Equipment:   Property, plant and equipment is recorded at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to fiscal 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (5 to 50 years) and machinery and equipment (3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the initial lease terms. Total depreciation expense was $79,450, $79,917 and $79,299 in fiscal years 2016, 2015 and 2014, respectively.
During the year ended April 29, 2016, we capitalized internal labor costs of $2,308. This includes $1,132 of capitalized costs for our ERP implementation, with the remaining amount primarily related to other IT projects. During the year ended April 24, 2015, we capitalized internal labor costs of $4,498. This includes $3,242 of capitalized costs for our ERP implementation and $1,256 for restaurant construction. The first phase of our ERP system was put in service on April 25, 2015, and has an expected useful life of ten years. We are working to implement the second phase of our ERP system, which is expected to go live in fiscal 2017.

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
Assets for 30 Bob Evans Restaurants' locations, as well as our Richardson, Texas, location totaling $31,644 are classified as Current assets held for sale in the Consolidated Balance Sheet as of April 29, 2016. To be consistent with current period presentation, we have reclassified the assets for 22 Bob Evans Restaurants' locations to the long-term assets held for sale line in the Consolidated Balance Sheets as of April 24, 2015.
Goodwill and Other Intangible Assets:    Goodwill and other intangible assets, which primarily represents the cost in excess of fair market value of net assets acquired, were $19,829 and $19,986 as of April 29, 2016, and April 24, 2015, respectively. The goodwill and intangible assets are related to the BEF Foods segment. The majority of our goodwill was acquired as part of our fiscal 2013 acquisition of Kettle Creations. Additionally, as part of this acquisition we obtained a non-compete agreement with certain executives of the former company. The Kettle Creations non-compete agreement is amortized on a straight-line basis over its estimated economic life of five years. Additionally, in fiscal 2015 we recorded a $2,761 impairment charge to write off the value of the Kettle Creations trade name. The charge was recorded in the impairments line of the Consolidated Statements of Net Income.
Goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment during the fourth quarter each year or on a more frequent basis when indicators of impairment exist. Goodwill and indefinite lived intangible asset impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. We perform our impairment test using a combination of income-based and market-based approaches. The income based approach indicates the fair value of an asset or business based on the cash flows it can be expected to generate over its remaining useful life. Under the market-based approach, fair value is determined by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. There have been no impairments to our goodwill in the current or prior years.
Accrued Non-Income Taxes:    Accrued non-income taxes primarily represent obligations for real estate and personal property taxes, as well as sales and use taxes for Bob Evans Restaurants. Accrued non-income taxes were $15,696 and $14,951 at April 29, 2016, and April 24, 2015, respectively.
Self-Insurance Reserves:    We record estimates for certain health, workers’ compensation and general liability insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the fiscal year end balance sheet date. Self-insurance reserves were $20,169 and $18,900 at April 29, 2016, and April 24, 2015, respectively.
Deferred gains on sale leaseback transactions:    Gains on the sale of properties related to our sale leaseback transactions are deferred and recognized on a straight-line basis over the initial term of the lease as a reduction of rent expense. Gains of $56,868 and $2,305 were recorded and deferred as part of our fiscal 2016 Bob Evans Restaurants and BEF Foods sale leaseback transactions, respectively. Deferred gains of $2,952 will be recognized in fiscal 2017 and are recorded as a current liability in the other accrued expenses line of the Consolidated Balance Sheet. See Note 10 for additional information on our sale leaseback transactions.
Restaurant Preopening Expenses:    Expenditures related to the opening of new restaurants and the Farm Fresh Refresh remodel initiative, which was completed in fiscal 2014, are expensed when incurred. Preopening expenses were $182, $1,272 and $4,378 in fiscal years 2016, 2015 and 2014, respectively, and recorded in the other operating expenses line of the Consolidated Statements of Net Income.
Advertising Costs:    Media advertising is expensed at the time the media first airs. We expense all other advertising costs as incurred. Advertising expense was $36,566, $37,024, and $34,368 in fiscal years 2016, 2015 and 2014, respectively. Approximately 82% of advertising costs are incurred in the Bob Evans Restaurant segment. Advertising costs are classified in other operating expenses in the Consolidated Statements of Net Income.
Cost of Sales:    Cost of sales represents primarily food cost for Bob Evans Restaurants and cost of materials in the BEF Foods segment. Cost of sales also includes carryout supplies for Bob Evans Restaurants. Cash rebates that we receive from suppliers are recorded as a reduction of cost of sales in the periods in which they are earned. The amount of each rebate is directly related to the quantity of product purchased from the supplier. Cost of sales excludes depreciation expense, which is recorded in the depreciation and amortization expense line on the Consolidated Statements of Net Income.
Impairments:    Impairment charges on property, plant and equipment and intangible assets are recorded to the impairments line of the Consolidated Statements of Net Income. See Note 5 for additional information.
Comprehensive Income:    Comprehensive income is the same as reported net income as we have no other comprehensive income.
Earnings Per Share:    Our basic EPS computation is based on the weighted-average number of shares of common stock outstanding during the period presented. Our diluted EPS calculation reflects the assumed vesting of restricted shares and market-based performance shares, the exercise and conversion of outstanding employee stock options and the settlement of share-based obligations recorded as liabilities on the Consolidated Balance Sheets (see Note 7 for more information), net of the impact of antidilutive shares.
The numerator in calculating both basic and diluted EPS for each period is reported net income. The denominator is based on the following weighted-average shares outstanding:

(in thousands)	2016	2015	2014
Basic	21,336	23,489	26,450
Dilutive shares	158	160	254
Diluted	21,494	23,649	26,704
In fiscal years 2016, 2015 and 2014, respectively, there were 207,538, 124,766 and 127,201 shares of common stock excluded from the diluted earnings-per-share calculations because they were antidilutive.
Dividends: In Fiscal 2016, we paid two quarterly dividends equal to $0.34 per share and two quarterly dividends equal to $0.31 per share on our outstanding common stock. Individuals that hold awards for unvested and outstanding restricted stock units, market-based performance share units and outstanding deferred stock awards are entitled to receive dividend equivalent rights equal to the per-share cash dividends paid on outstanding units. Dividend equivalent rights are forfeitable until the underlying share-units from which they were derived vest. Share-based dividend equivalents are recorded as a reduction to retained earnings, with an offsetting increase to capital in excess of par value. Refer to table below:

	2016	2015
Cash dividends paid to common stock holders	$27,861	$29,056
Dividend Equivalent Rights	400	370
Total dividends	$28,261	$29,426
Leases:    We rent certain restaurant facilities and two BEF Foods production facilities under operating leases having initial terms that typically expire 20 years from inception. The leases typically contain renewal clauses of 5 to 30 years, exercisable at our option. Most leases contain either fixed or inflation-adjusted escalation clauses. Rent expense for our operating leases is recorded on a straight-line basis over the lease term for those leases with fixed rent-escalation clauses. Our straight-line rent calculations do not include an assumption of lease renewal periods. We record the difference between the amount charged to expense and the rent paid as deferred rent in the Consolidated Balance Sheets. We commence lease expense upon delivery of the leased location by the lessor. Rent expense for Bob Evans Restaurants was $5,783, $5,460 and $5,153 in fiscal years 2016, 2015 and 2014, respectively, and is recorded in the other operating expenses line in the Consolidated Statements of Net Income. Rent expense for BEF Foods was $2,202 in fiscal 2016, and primarily relates to our two production facilities that were sold and leased back in the second quarter of fiscal 2016. Refer to Note 10 for additional information on our sale leaseback transactions and refer to the following table for expected future minimum lease payments, which excludes the impact of any available renewal periods:

(in thousands)	2017	2018	2019	2020	2021	Thereafter
Future operating lease payments	$21,445	$21,602	$21,745	$21,843	$21,748	$304,283

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
We record uncertain tax positions in accordance with the Income Taxes Topic of the FASB ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Net Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. See Note 3 for additional information.
Commitments and Contingencies:    We occasionally use purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items.
We are self-insured for most casualty losses and employee health care claims up to certain stop-loss limits per claim. We have accounted for liabilities for casualty losses, including both reported claims and incurred but not reported claims, based on information provided by independent actuaries. We have estimated our employee health care claims liability through a review of incurred and paid claims history. We do not believe that our calculation of casualty losses and employee health-care claims liabilities would change materially under different conditions and/or different methods. However, due to the inherent volatility of actuarially determined casualty losses and employee health care claims, it is reasonably possible that we could experience changes in estimated losses, which could be material to net income.
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
Reclassifications: Certain prior period amounts have been reclassified to conform to the current presentation.
We reclassified $17,025 and $18,557 of BEF Foods' shipping and handling costs from the S,G&A line to the other operating expenses line on the Consolidated Statements of Net Income for fiscal 2015 and fiscal 2014, respectively. We believe these costs are better reflected as other operating expenses.
We reclassified $6,203 and $4,470 of impairment charges related to impairments on long-lived assets from the S,G&A line to the impairments line on the Consolidated Statements of Net Income for fiscal 2015 and fiscal 2014, respectively. Formerly, we only separately presented impairments on assets classified as held-for-sale.
We reclassified $3,607 and $4,344 of BEF Foods' advertising costs from the S,G&A line to the other operating expenses line on the Consolidated Statements of Net Income for fiscal 2015 and fiscal 2014, respectively. We believe these costs are better classified as other operating expenses rather than S,G&A. Advertising costs for both Bob Evans Restaurants and BEF Foods are now classified as other operating expenses.
These reclassifications had no impact on operating income for fiscal 2015 and fiscal 2014, respectively.
New Accounting Pronouncements: In the normal course of business, management evaluates all new accounting pronouncements issued by the FASB, the Securities and Exchange Commission (“SEC”), the Emerging Issues Task Force, the American Institute of Certified Public Accountants or any other authoritative accounting body to determine the potential impact they may have on the Company’s consolidated financial statements. The pronouncements below were either adopted by the Company in fiscal 2016 or will be effective for the Company in future years.

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
In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The adoption of this standard will result in the reclassification of all current deferred tax assets and liabilities to noncurrent in the Company's Consolidated Balance Sheets. We elected to early adopt this standard effective April 29, 2016 using the retrospective application transition method as allowed by the standard. Upon adoption, prior period financial statements were adjusted to present all deferred tax asset and liabilities as noncurrent on the balance sheet. See Note 3 for additional information on the impact from this change.
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
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. The guidance requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies such conditions or events, a footnote disclosure is required to disclose their nature, as well as management's plans to alleviate the substantial doubt to continue as a going concern. The standard is effective for our fiscal 2017. We do not expect this update to have an impact on the consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today's lower of cost or market test with a lower of cost or net realizable test, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for us in fiscal 2018. We do not expect this update to have a material impact on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance requires companies to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective beginning in fiscal 2020, with early adoption permitted. We are currently evaluating this standard, including the timing of adoption, and the related impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Compensation Accounting. ASU 2016-09 requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The standard is effective for us in fiscal 2018. We are currently evaluating the impact this standard will have on our consolidated financial statements.
Note 2 — Long-Term Debt and Credit Arrangements
As of April 29, 2016, long-term debt was comprised of the outstanding balance on our Revolving Credit Facility Amended and Restated Credit Agreement ("Credit Agreement") of $307,000, the long term portion of our $30,000 Mortgage Loan, the long term portion of a $3,000 Research and Development Investment Loan ("R&D Loan") and an interest-free loan of $1,000, due ten years from the date of borrowing, with imputed interest. Refer to the table below:

(in thousands)	April 29, 2016	April 24, 2015
Credit Agreement borrowings (1)	$307,000	$447,599
Mortgage Loan (1)	28,963	—
R&D Loan (1)	2,219	2,631
Interest-free loan (1)	875	855
Total borrowings	339,057	451,085
Less current portion	(3,419)	(409)
Long term debt	$335,638	$450,676

(1)	The Credit Agreement, Mortgage Loan, R&D Loan and Interest-free loan mature in fiscal 2019, 2026, 2021 and 2022, respectively.
Credit Agreement Borrowings
On January 2, 2014, we entered into the Credit Agreement, which represents a syndicated secured revolving credit facility. We incurred financing costs of $2,064 associated with this Credit Agreement, which are being amortized over the remaining term of the agreement using the straight line method, which approximates the effective interest method. As a result of the Third Amendment to the Credit Agreement, effective October 21, 2015, and discussed further below, up to $650,000 of borrowings are available, including a letter of credit sub-facility of $50,000, and an accordion provision that permits the Company to request an additional $300,000 for certain transactions, which could increase the revolving credit commitment to $950,000. It is secured by the stock pledges of certain material subsidiaries. This agreement replaced our previously existing variable-rate revolving credit facility. Borrowings under the Credit Agreement bear interest, at Borrower’s option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 1.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.0%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect.
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
On May 11, 2015, we entered into a Second Amendment to the Credit Agreement. The amendment had an effective date of April 24, 2015. The terms of the Credit Agreement were amended related to: (a) an increase to the Maximum Leverage Ratio for the period starting April 24, 2015, through the remaining term of the agreement, (b) a change in the restrictions related to payments for share repurchases, and (c) a change in the definition of the LIBOR and Daily LIBOR rates that are used to calculate interest on outstanding borrowings. We incurred fees of $1,705 associated with this amendment, which were paid in the first quarter of fiscal 2016 and amortized over the remaining term of the Credit Agreement using the straight line method, which approximates the effective interest method.
In the second quarter of fiscal 2016, we entered into a Third Amendment to the Credit Agreement dated and effective as of October 21, 2015. The terms of the Credit Agreement were amended related to: (a) an increase of the level of permitted indebtedness in connection with sale leaseback transactions of assets from $100,000 to $300,000, (b) a removal of the $150,000 share repurchase restriction during the 2016 fiscal year, (c) a decrease of the size of the facility from $750,000 to $650,000, (d) a modification of the definition of the leverage ratio to account for rent expense from leases, so that the leverage ratio will be calculated as consolidated indebtedness plus 600% of annual rent expense versus consolidated EBITDAR, and (e) an inclusion of an add back to the leverage ratio calculation for costs related to the settlement of a class action lawsuit. We incurred and paid fees of $812 associated with this amendment, which will be amortized over the remaining term of the Credit Agreement using the straight line method, which approximates the effective interest method. In addition, as a result of lowering the borrowing capacity on the Credit Agreement, we expensed $480 of previously unamortized deferred financing costs related to the agreement.
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our Credit Agreement contains financial covenants that require us to maintain a specified minimum coverage ratio of not less than 3.00 to 1.00, and a maximum leverage ratio that may not exceed 4.50 to 1.00. As of April 29, 2016, our coverage ratio was 11.64, and our leverage ratio was 2.44, as defined in the Credit Agreement. Our Credit Agreement limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. The Credit Agreement also allows for a sale leaseback of our real estate up to $300,000, of which approximately $51,000 is still available as of April 29, 2016. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement extend further credit may be terminated. We are in compliance with the financial covenant requirements of our Credit Agreement as of April 29, 2016.
As of April 29, 2016, we had $307,000 outstanding on the Credit Agreement. The primary purposes of the Credit Agreement are for trade and stand-by letters of credit in the ordinary course of business as well as working capital, refinancing of existing indebtedness, if any, capital expenditures, joint ventures and acquisitions, stock repurchases and other general corporate purposes.
Mortgage Loan Borrowings
On February 9, 2016, we entered into a $30,000 mortgage credit agreement ("Mortgage Loan") on our home office facility. The Mortgage Loan represents a credit facility secured by our home office real estate and building. Borrowings under the Mortgage Loan bear interest, at the Borrower's option, at a rate based on LIBOR or the Base Rate, plus an applicable rate of 4.625% per annum for LIBOR or 3.625% per annum for the Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (a) the Federal Funds Open Rate, plus 0.5%, (b) the Bank of America Prime Rate, or (c) the Eurodollar Rate, plus 1.0%. We incurred financing costs of $1,064 associated with this borrowing, which is being amortized over the ten year term of the agreement, and is classified as a reduction of the outstanding long-term debt liability on our Consolidated Balance Sheet. We are required to make quarterly payments of $750 until the Mortgage Loan's maturity date. The Mortgage Loan has a maturity date of February 9, 2026.
The carrying values of our borrowings approximate their fair values.
At April 29, 2016, we had outstanding letters of credit that totaled approximately $14,907, of which $14,607 is utilized as part of the total amount available under our Credit Agreement. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of the terms set forth in these arrangements.
Our combined effective annual interest rate for the Credit Agreement and Mortgage Loan was 2.18% during the year ended April 29, 2016. Interest costs of $210, $471 and $611 incurred in fiscal years 2016, 2015 and 2014, respectively, were capitalized in connection with our ERP system implementation and other construction activities. Interest paid in fiscal years 2016, 2015 and 2014 was $10,579, $10,399 and $4,544, respectively. Net interest expense in fiscal years 2016, 2015 and 2014 was comprised of the following:

(in thousands)	2016	2015	2014
Interest Expense:
Variable-rate debt (1)	$11,298	$10,373	$4,885
Fixed-rate debt (2)	2,262	1,177	391
Capitalized interest	(210)	(471)	(611)
Total Interest Expense on outstanding borrowings	13,350	11,079	4,665
Interest income:
Accretion on note receivable (3)	(2,082)	(1,859)	(1,918)
Other (4)	(468)	(571)	(733)
Total Interest Income	(2,550)	(2,430)	(2,651)
Net Interest Expense	$10,800	$8,649	$2,014

(1)	Primarily interest expense on our Credit Agreement Borrowings and our Mortgage loan

(2)	Includes the amortization of debt issuance costs

(3)	Accretion on our $30,000 note receivable, obtained as part of the sale of Mimi’s Café to Le Duff.

(4)	Primarily interest income on our $30,000 note receivable, obtained as part of the sale of Mimi’s Café to Le Duff.

Note 3 — Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carryforward periods are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as the Company’s projections for growth. Significant components of our deferred tax liabilities and assets as of April 29, 2016, and April 24, 2015, were as follows:

(in thousands)	April 29, 2016	April 24, 2015
Deferred tax assets:
Self-insurance	$5,595	$6,357
Stock and deferred compensation plans	12,582	16,857
Deferred proceeds on Mimi’s Café sale	3,564	4,263
State net operating loss carry forward	1,021	2,586
Credit carryforwards	17	13
Legal Reserve	459	2,791
Inventory	2,605	2,582
Wage and related liabilities	3,426	—
Deferred gain from sale leaseback	22,306	—
Other	7,189	6,772
Total deferred tax assets before valuation allowances	58,764	42,221
Valuation allowance	(246)	(241)
Net deferred tax assets	$58,518	$41,980

Deferred tax liabilities:
Property, plant and equipment	$28,111	$40,054
Other	1,405	1,308
Total deferred tax liabilities	29,516	41,362
Net deferred tax assets (liabilities)	$29,002	$618
In November 2015, the FASB issued ASU 2015-17, which requires that deferred tax assets and liabilities be classified as non-current in our Consolidated Balance Sheet. We elected to early adopt this standard effective April 29, 2016 using the retrospective application transition method as allowed by the standard and accordingly have adjusted our April 24, 2015, Consolidated Balance Sheet to reflect the current presentation. See the table below for the impact of this adjustment:

(in thousands)	As reported	As adjusted
Current deferred tax assets	$16,117	$—
Non-current deferred tax assets	2,326	4,836
Non-current deferred tax liabilities	(17,825)	(4,218)
Net deferred tax assets	$618	$618
There are $1,021 of state net operating loss carry forwards that will expire at various times through 2035.
As of April 29, 2016, and April 24, 2015, the valuation allowance for net operating loss carryovers totaled $246 and $241, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in carryback years and tax-planning strategies when making this assessment.

Significant components of the provision (benefit) for income taxes are as follows:

(in thousands)	2016	2015	2014
Current:
Federal	$27,952	$8,021	$7,734
State	1,631	(746)	(1,236)
Total current	29,583	7,275	6,498
Deferred:
Federal	(28,440)	(15,243)	(6,769)
State	56	452	414
Total deferred	(28,384)	(14,791)	(6,355)
Total tax provision (benefit)	$1,199	$(7,516)	$143
Our provision (benefit) for income taxes differs from the amounts computed by applying the federal statutory rate due to the following:

	2016	2015	2014
Statutory Federal Tax Rate	35.0%	35.0%	35.0%
State income tax — net	5.1	0.5	1.5
Federal tax credits	(21.1)	(72.4)	(17.0)
Domestic Production Activity Deduction	(13.4)	(29.2)	(8.7)
Worthless stock	—	—	(1.9)
Officers life insurance	2.4	(6.9)	(2.6)
Charitable Contributions	(1.9)	(4.5)	(1.0)
Settlements with state taxing authorities	—	—	(4.0)
State and Local Tax Reserves	(0.3)	(5.8)	(0.3)
Other	(1.1)	0.1	(0.5)
Provision (benefit) for income taxes	4.7%	(83.2)%	0.5%
Taxes paid during fiscal 2016, fiscal 2015 and fiscal 2014 were $7,739, $10,543, and $16,332, respectively.
Uncertain Tax Positions
The following table summarizes activity of the total amounts of unrecognized tax benefits:

(in thousands)	2016	2015	2014
Balance at beginning of fiscal year	$5,202	$5,952	$9,554
Additions based on tax positions related to the current year	306	63	31
Additions for tax positions of prior years	149	551	1,004
Reductions for tax positions of prior years	(188)	(284)	(25)
Reductions due to settlements with taxing authorities	(113)	(672)	(1,423)
Reductions due to statute of limitations expiration	(373)	(408)	(3,189)
Balance at end of fiscal year	$4,983	$5,202	$5,952
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of April 29, 2016, April 24, 2015, and April 25, 2014, was $4,720, $4,939 and $5,652, respectively. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate.

The Company believes that it is reasonable that a decrease of up to $573 to $2,054 in unrecognized tax benefits related to state exposures may be necessary in the coming year due to settlements with taxing authorities or lapses of statutes of limitations.
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Net Income. During fiscal 2016, fiscal 2015 and fiscal 2014, we recognized approximately ($50), ($166) and $204, respectively, of interest and penalties in tax expense (benefit). As of April 29, 2016, and April 24, 2015, we accrued approximately $790 and $839, respectively, in interest and penalties related to unrecognized tax benefits.
We file United States federal and various state and local income tax returns. Tax returns are generally subject to examination for a period of three to five years after the filing of the respective return.  The federal statute of limitations has been extended to April 30, 2016, for the fiscal years ended April 29, 2011, and April 27, 2012.
Note 4 — Restructuring and Severance Charges
In fiscal 2013 we began a strategic organizational realignment including a closure of production facilities and a reduction of personnel at Bob Evans Restaurants, BEF Foods and at our corporate support center, as part of our comprehensive plan to reduce S,G&A expenses. In the third quarter of fiscal 2014, we closed our BEF Foods production plants in Springfield and Bidwell, Ohio. The action to close the food production facilities was intended to increase efficiency by consolidating production to our high capacity food production facility in Sulphur Springs, Texas. In each of the fourth quarters of fiscal years 2016, 2015 and 2014, we recorded charges related to a reduction of personnel at our corporate support center. Restructuring costs related to personnel at our corporate support center are primarily recorded in the S,G&A line of the Consolidated Statements of Net Income. As part of these organizational realignment and S,G&A cost reduction activities, we recorded pretax restructuring and severance charges in continuing operations totaling $1,471, $3,234 and $6,151 in fiscal years 2016, 2015 and 2014 respectively.
In the fourth quarter of fiscal 2015 management committed to a plan to close 16 owned, and four leased restaurants in fiscal 2016. Associated with this plan we incurred severance and lease termination costs of $1,106 that were paid in fiscal 2016. We closed all 20 of these restaurants in the first half of fiscal 2016.
In the fourth quarter of fiscal 2016 management committed to a plan to close 21 owned and six leased restaurants. Associated with this plan, we incurred severance costs of $1,135 in fiscal 2016 that will be paid to both salaried and hourly employees at the closing restaurants. These charges were recorded primarily in the operating wages and fringe benefit expenses line of the Consolidated Statement of Net Income. We closed all 21 of the owned locations in the fourth quarter of fiscal 2016 and expect to close the leased restaurants in fiscal 2017.
Liabilities as of April 29, 2016, include $1,563 relating to corporate severance charges primarily recorded in the fourth quarter of fiscal 2016, and $1,135 recorded to Bob Evans Restaurants for severance charges related to restaurant closures. These liabilities are classified in the accrued wages and related liabilities line of the Consolidated Balance Sheets and we expect the majority of these liabilities to be paid in fiscal 2017.

	Bob Evans Restaurants	BEF Foods	Corporate and Other	Total
Balance April 26, 2013	$—	$2,416	$1,404	$3,820
Restructuring and related severance charges incurred	—	2,241	3,910	6,151
Amounts paid	—	(4,103)	(4,510)	(8,613)
Balance Adjustments			(131)	(131)
Balance April 25, 2014	$—	$554	$673	$1,227
Restructuring and related severance charges incurred	1,105	758	2,477	4,340
Amounts paid	—	(906)	(943)	(1,849)
Adjustments	—	76	(168)	(92)
Balance April 24, 2015	$1,105	$482	$2,039	$3,626
Restructuring and severance charges incurred	1,135	—	1,471	2,606
Amounts paid	(1,086)	(488)	(1,531)	(3,105)
Adjustments	(19)	6	(416)	(429)
Balance April 29, 2016	$1,135	$—	$1,563	$2,698

Note 5 — Impairments
We evaluate the carrying amount of long-lived assets periodically and when events and circumstances warrant such a review. A long-lived asset group that is held and used is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group. The impairment loss recognized is the excess of carrying value above its fair value. Assets classified as held for sale on our Consolidated Balance Sheets are considered impaired when their fair value, less costs to sell, is determined to be lower than their carrying value.
The estimation of fair value requires significant estimates of factors in future restaurant performance and market-based real estate appraisals. To estimate fair value for locations where we own the land and building, we obtain appraisals from third party real estate valuation firms based on sales of comparable properties in the same area as our restaurant location, which approximates fair value and is considered a level 2 measurement. We use discounted future cash flows to estimate fair value for long-lived assets for our leased locations. Our weighted average cost of capital is used as the discount rate in our fair value measurements for leased locations, which is considered a Level 3 measurement. A reasonable change in this discount rate would not have a significant impact on these fair value measurements.
In fiscal 2016 we incurred pretax impairment charges of $8,384 in the Bob Evans Restaurant segment. This included $6,710 of charges related to our decision to close 27 underperforming restaurants and $1,674 of charges related for nonoperating properties whose fair values were determined to be less than their carrying values. These charges were recorded on the impairments line in the Consolidated Statement of Net Income.
In fiscal 2015 we incurred pretax impairment charges of $6,100 in the Bob Evans Restaurant segment. This included $2,851 of charges related to our decision to close 20 underperforming restaurants in fiscal 2016, and $3,249 of charges as a result of adverse performance and a reassessment of expected future cash flows at ten current and former restaurant locations. These charges were recorded on the impairments line in the Consolidated Statement of Net Income.
In fiscal 2014 we recorded $16,850 of impairment charges, including $9,380 related to an agreement to sell 29 former locations, $4,133 on seven additional restaurant locations due as a result of adverse store performance and $3,000 related to the closure of our production facility in Richardson, Texas. These charges are recorded on the impairments line in the Consolidated Statement of Net Income.
The following table represents impairments for those assets re-measured to fair value on a nonrecurring basis during the fiscal year:

(in thousands)	2016		2015		2014
Bob Evans Restaurants
Assets held and used	$3,316	(1)	$3,442	(3)	$4,470	(5)
Assets held for sale	$5,068	(2)	$2,658	(4)	$9,380	(6)
BEF Foods
Assets held for sale			—		$3,000	(7)

(1)	Relates to six operating and two nonoperating properties

(2)	Relates to 13 operating and five nonoperating properties

(3)	Relates to 11 operating and two nonoperating properties

(4)	Relates to eight operating and one nonoperating properties

(5)	$4,133 and $337 relates to impairment of seven operating properties and certain commercial vehicles, respectively

(6)	$9,380 relates to impairment of 29 nonoperating properties, of which $714 relates to the impairment of one property no longer classified as held for sale

(7)	$3,000 relates to impairment of one nonoperating property

Note 6 — Share-Based Compensation Plans
Shared-based Employee Compensation:    The Stock Compensation Topic of the FASB ASC 718 ("ASC 718") requires that we measure the cost of employee services received in exchange for an equity award, such as stock options, restricted stock awards and restricted stock units, based on the estimated fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis with the exception of compensation cost related to awards for retirement eligible employees, which are recognized immediately upon grant. Compensation cost recognized is based on the grant date fair value estimated in accordance with ASC 718.
On September 13, 2010, our stockholders approved the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”). Upon approval, the 2010 Plan became our primary plan under which new stock-based compensation can be granted. At April 29, 2016, there were awards outstanding under the 2010 Plan, as well as previous equity plans adopted in 2006, 1998 and 1992.
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
The 1998 plan provided that the option price for incentive stock options may not be less than the fair market value of the stock at the grant date, and nonqualified stock options shall be determined by the Compensation Committee of the Board of Directors.
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
In fiscal 2016, we granted market-based performance share units ("PSUs"), restricted stock awards ("RSAs") and restricted stock units ("RSUs"). The PSUs granted under the 2010 Plan have market-based vesting conditions, while RSAs and RSUs granted under the 2010 Plan vest ratably, primarily over three years for employees, and one year for nonemployee directors of the Company. The PSUs awarded in the first quarter of fiscal 2016 vest at the end of a three-year performance period if they achieve the market-based vesting conditions. The PSUs were valued using a Monte Carlo simulation with the number of shares that ultimately vest dependent on the Company's total stockholder return, measured against the total stockholder return of a select group of peer companies over a three-year period. The number of shares that ultimately vest can vary from 0% to150% of target depending on the level of achievement of performance criteria. RSAs and RSUs are valued based on the stock closing price on the grant date. During fiscal years 2016, 2015 and 2014, we issued treasury shares to satisfy the vesting of restricted awards and stock option exercises.
Total stock-based compensation expense from continuing operations in fiscal years 2016, 2015 and 2014, was $6,127, $2,967 and $7,105 respectively. The related tax benefit recognized was $2,328, $1,127 and $2,700 in fiscal years 2016, 2015 and 2014, respectively. Expense associated with stock-based compensation is primarily reflected in S,G&A expense.
Stock Options
The following table summarizes option-related activity for fiscal 2016:

Options	Shares Subject to Options	Weighted-Average Exercise Price
Outstanding, Beginning of Year	48,032	$31.79
Granted	—	—
Exercised	(9,585)	26.32
Forfeited or expired	(407)	23.22
Outstanding, End of Year	38,040	$33.26

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding	38,040	$33.26	2.38	$467
Options exercisable	38,040	$33.26	2.38	$467
As of April 29, 2016, there was no remaining unrecognized compensation cost related to outstanding stock options. The total intrinsic value of options exercised during fiscal years 2016, 2015 and 2014 was $195, $567 and $8,124, respectively. Cash received from the exercise of options was $214, $534 and $13,432 for fiscal years 2016, 2015 and 2014, respectively.
Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. In fiscal years 2016, 2015 and 2014, excess tax benefits of $1,661, $228 and $1,756, respectively, were classified as financing cash flows in the Consolidated Statements of Cash Flows.
Restricted Stock
A summary of the status of our non-vested restricted stock awards and restricted stock units as of April 29, 2016, and changes during fiscal 2016 is presented below:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested, Beginning of Year	155,949	$41.39
Granted	12,078	46.63
Vested	(66,573)	43.95
Forfeited	(11,799)	35.76
Non-vested, End of Year	89,655	$40.93

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Non-vested, Beginning of Year	88,867	$45.40
Granted	119,291	46.34
Vested	(57,059)	46.89
Forfeited	(5,981)	47.38
Non-vested, End of Year	145,118	$45.51
At April 29, 2016, there was $5,085 of unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.69 and 1.83 years for non-vested RSAs and RSUs, respectively. The total fair value of awards granted during fiscal years 2016, 2015 and 2014 was $6,092, $4,649 and $9,340, respectively. The total fair value of awards that vested during fiscal years 2016, 2015 and 2014 was $5,601, $10,136 and $7,813, respectively.
In addition to the shares subject to outstanding options and unvested restricted stock units and performance share units, approximately 3.4 million shares were available for grant under the 2010 Plan at April 29, 2016.
Performance Share Units

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Non-vested, Beginning of Year	—	$—
Granted	70,270	54.76
Vested	—	—
Forfeited	(8,524)	54.76
Non-vested, End of Year	61,746	$54.76
At April 29, 2016, there was $2,363 of unrecognized compensation cost related to non-vested PSUs. This cost is expected to be recognized over a weighted-average period of 1.99 years. The total fair value of PSU awards granted during fiscal 2016 was $3,848. The weighted-average assumptions used for PSUs in the Monte Carlo simulation during fiscal 2016 was as follows:

Fiscal 2016 PSU grants
Grant date market price	$48.95
Fair value	$54.76
Assumptions:
Price volatility	29.4%
Risk-free interest rate	1.03%
Average volatility of peer companies	32.6%
Average correlation coefficient of peer companies	0.846
Note 7 — Other Compensation Plans
Defined Contribution Plan: We have a defined contribution plan (401(k)) that is available to substantially all employees who have at least 1,000 hours of service. Expenses related to matching contributions to these plans for continuing operations were $2,073, $1,418 and $452 for fiscals 2016, 2015, and 2014 respectively, and are primarily recorded within S,G&A.
Nonqualified Deferred Compensation Plans: We have three nonqualified deferred compensation plans, the Bob Evans Executive Deferral Plans I and II (collectively referred to as “BEEDP”) and Bob Evans Directors’ Deferral Plan (“BEDDP”), which provides certain executives and Board of Directors members, respectively, the opportunity to defer a portion of their current year salary or stock compensation to future years. A third party manages the investments of employee deferrals. Expenses related to investment results of these deferrals are based on the change in quoted market prices of the underlying investments elected by plan participants, and totaled $1,640, $1,351, and $1,942 in fiscal years 2016, 2015, and 2014 respectively, and are recorded within S,G&A.
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
Participants who defer cash compensation into our deferral plans have a range of investment options, one of which is company stock. Obligations for participants who choose this investment election are satisfied only in shares of company stock, while all other obligations are satisfied in cash. These share-based obligations are treated as "Plan B" instruments, as defined by ASC 710. These deferred compensation obligations are recorded as liabilities on the Consolidated Balance Sheets, in the deferred compensation line. We record compensation cost for subsequent changes in fair value of these obligations. Participants earn share-based dividend equivalents in an amount equal to the value of per-share dividends paid to common shareholders. These dividends accumulate into additional shares of common stock, and are recorded as compensation cost in the period in which the dividends are paid. At April 29, 2016, our deferred compensation obligation included $673 of share based obligations, which represents 14,773 shares. The dilutive impact of these shares are included in the denominator of our EPS calculation. Compensation cost (benefit) recognized on the adjustment of fair value for deferred awards was immaterial in the current and prior year.
Supplemental Executive Retirement Plan: The Supplemental Executive Retirement Plan ("SERP") provides awards to a limited number of executives in the form of nonqualified deferred cash compensation. Gains and losses related to these benefits and the related investment results are recorded within the S,G&A caption in the Consolidated Statements of Net Income. Our expense related to cash contributions to the SERP was $526 and $580 in fiscal years 2015 and 2014, respectively and are recorded within S,G&A. The SERP is frozen and no further persons can be added, and funding was reduced to a nominal amount per year for the remaining participants.

Deferred compensation liabilities expected to be satisfied in the next 12 months are classified as current liabilities in the accrued wages and other liabilities line of the Consolidated Balance Sheets. Our deferred compensation liabilities as of April 29, 2016 and April 24, 2015, consisted of the following:

(in thousands)	April 29, 2016	April 24, 2015
Deferred cash obligations in BEEDP and BEDDP plans	$12,845	$17,904
Deferred cash obligations in SERP plan	6,271	9,198
Deferred liability for share-based obligations in BEEDP and BEDDP plans	673	2,676
Other noncurrent compensation arrangements	100	958
Total deferred compensation liabilities	19,889	30,736
Less current portion	(2,128)	(8,255)
Noncurrent deferred compensation liabilities	$17,761	$22,481
Rabbi Trust Assets:    The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations in our nonqualified deferred compensation plans. Assets held by the Rabbi Trust are recorded on our Consolidated Balance Sheets, and include company owned life insurance ("COLI") policies, short-term money market securities and Bob Evans common stock. The company owned life insurance policies held by the Rabbi Trust are recorded at cash surrender value on the Rabbi Trust Assets line of Consolidated Balance Sheets and totaled $20,662 and $32,302 as of April 29, 2016, and April 24, 2015, respectively. The cash receipts and payments related to the company owned life insurance policies are included in cash flows from operating activities on the Consolidated Statements of Cash Flows and changes in the cash surrender value for these assets are reflected within the S,G&A line in the Consolidated Statements of Net Income.
During the year ended April 29, 2016, the Company liquidated $5,245 of cash value from the COLI policies held by the Rabbi Trust and returned those funds to the Company to use for general corporate purposes.  The Rabbi Trust remains fully funded, as assets held by the trust as of April 29, 2016, are greater than the current value of our deferred compensation liabilities.  The proceeds were recorded as a cash inflow in the investing section of the Consolidated Statement of Cash Flows. The transaction had no impact on the Consolidated Statements of Net Income.
The Company also directed the Trustee to liquidate $4,755 of cash value from the COLI policies and to invest those funds in short-term money market securities.  These assets will be used to fund future participant distributions. This transaction had no impact on the Consolidated Statements of Net Income or Cash Flows. The short-term securities held by the Rabbi Trust are recorded at their carrying value, which approximates fair value, on the prepaid expenses and other current assets line of the Consolidated Balance Sheets and totaled $3,290 and $487 as of April 29, 2016, and April 24, 2015, respectively. All assets held by the Rabbi Trust are restricted to their use as noted above.
Note 8 — Commitments and Contingencies
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
In the fourth quarter of fiscal 2016 we settled a class-action related to alleged violations of the Fair Labor Standards Act by misclassifying assistant managers as exempt employees and failing to pay overtime compensation during the period of time the employee worked as an assistant manager. In fiscal 2015 we recorded a charge of $6,000 related to the settlement of this matter. In the first quarter of fiscal 2016 we reached an agreement in principle to resolve litigation matter and recorded an additional $10,500 charge. In the fourth quarter of fiscal 2016 the Court issued a Final Approval Order on the settlement and the appeals period expired. The Company recorded a favorable adjustment of $3,344 related to the final settlement of this matter.
The Division of Enforcement of the SEC is conducting a formal investigation relating to disclosures set forth in our filings on Form 8-K and Form 10-Q/A both filed on December 3, 2014.  Those filings addressed the correction of an error in the classification of our borrowings under our credit agreement as a current liability rather than as a long-term liability, as reported in our Form 10-Q filed on August 27, 2014.  We are cooperating fully with the SEC in this matter.   The Company cannot predict the duration, scope or outcome of the SEC’s investigation.
Note 9 — Goodwill and Other Intangible Assets

The carrying value of our goodwill and other intangible assets as of the end of fiscal 2016 and fiscal 2015 is $19,829 and $19,986, respectively, is included within the BEF Foods segment and primarily represents goodwill acquired in our fiscal 2013 acquisition of Kettle Creations. We assess the carrying value of our goodwill annually or whenever circumstances indicate that a decline in the carrying value may have occurred as required under the provisions of ASC 350. In the fourth quarter of fiscal 2016, we completed our annual impairment test. There have been no impairments to our goodwill in the current or prior years.
As part of our fiscal 2013 acquisition of Kettle Creations, we also acquired an indefinite life intangible asset related to the Kettle Creations trade name. In the fourth quarter of fiscal 2015, we completed a long-range strategic plan of the BEF Foods business and determined that the Kettle Creations trade name would no longer be used in our efforts to operate and grow the business. We considered this an indication that the trade name may be impaired and performed a fair value assessment in accordance with the provisions of ASC 360. Based on this analysis, we determined the Kettle Creations trade name no longer had any fair value and recorded a charge of $2,761 to fully write off the asset. The charge was recorded in the S,G&A line on the Consolidated Statements of Net Income.
Definite-lived intangible assets recorded on the Consolidated Balance Sheets consist of noncompetition agreements that are amortized over a 5-year life and are recorded to the BEF Foods segment.
Intangible assets are summarized below:

(in thousands)	Business Trade Name	Noncompetition Agreements	Total
April 25, 2014, net intangible carrying amount	$2,761	$509	$3,270
Amortization expense	—	(157)	(157)
Impairment of trade name	(2,761)	—	(2,761)
April 24, 2015, net intangible carrying amount	—	352	352
Amortization expense	—	(157)	(157)
April 29, 2016, net intangible carrying amount	$—	$195	$195
We expect to record $156 of amortization expense in each fiscal year until our definite lived intangible assets are fully depreciated.
Note 10 — Sale Leaseback Transactions
In the second quarter of fiscal 2016, we entered into an agreement pursuant to which we sold our BEF Foods industrial properties located in Lima, Ohio, and Sulphur Springs, Texas, for $51,600.  We received net proceeds of $50,017, after consideration of closing and other transaction costs. In conjunction with the sale, assets with a net book value of$22,415 and $29,142 for the Lima and Sulphur Springs properties, respectively, were retired. The transaction resulted in a deferred gain of $2,305 for the Lima facility, which is recorded in the deferred gain on sale leaseback transactions line on the Consolidated Balance Sheets, and a pretax loss on disposal of $3,432, recognized in fiscal 2016, for the Sulphur Springs facility, which is recorded within the S,G&A line on the Consolidated Statements of Net Income and in the BEF Foods segment.
Concurrent with the sale, the Company also entered into a master lease agreement with the same party that purchased the assets, pursuant to which we leased both the Lima and Sulphur Springs properties for an initial term of 20 years, with two renewal options of 10 years each. The leases include a 2.0% annual rent escalator. Annual, straight-line rent expense will be $4,127, inclusive of the amortized deferred gain on the Lima property, and recorded within the other operating expenses line on the Consolidated Statements of Net Income and in the BEF Foods segment. Refer to the table below for a summary of our BEF Foods sale leaseback transaction:

(in thousands)	Lima, Ohio		Sulphur Springs, Texas
Selling Price	$25,284		$26,316
Direct transactions costs	(564)		(606)
Net book value of assets sold	(22,415)		(29,142)
Net gain (loss) on sale	$2,305	(1)	$(3,432)
(1)    The gain on the sale of our Lima facility is deferred and will be recognized over the lease term

In the fourth quarter of fiscal 2016 we entered into an agreement pursuant to which we sold 143 restaurant properties for $197,191. We received net proceeds of $191,713 after consideration of closing and certain other transaction costs. In conjunction with the sale, assets with a net book value of $139,621 were retired. After consideration of all direct transaction costs, the sale resulted in a deferred gain of $56,868 on 111 properties, which is recorded in the deferred gain on sale leaseback transactions line on the Consolidated Balance Sheets, and a pretax loss on disposal of $8,451 on 32 properties, recognized in the fourth quarter of fiscal 2016 within the S,G&A line on the Consolidated Statements of Net Income and in the Bob Evans Restaurants segment.
Concurrent with the sale, the Company also entered into absolute net master leases for the portfolio properties, for an initial term of 20 years, with five renewal options of five years each, at an annual rent of 6.65% of the purchase price for the first year. Certain of the properties include a CPI-based rent escalator with a maximum 1.5% annual increase, while others include a 1.5% annual rent escalator. In addition, the Company and BEF Foods, Inc. entered into payment and performance guaranties. Rent expense in fiscal 2017 will be $10,638, inclusive of the amortized deferred gain on 111 properties and recorded within the other operating expenses line on the Consolidated Statements of Net Income and in the Bob Evans Restaurants segment. Refer to the table below for a summary of our Bob Evans Restaurant sale leaseback transaction:

(in thousands)	Sold Restaurants
Selling Price	$197,191
Direct transactions costs	(9,153)
Net book value of assets sold	(139,621)
Deferred gain on sale	(56,868)
Loss on sale recorded in fiscal 2016 4th quarter	$(8,451)

Note 11 — Reporting Segments
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
Operating income represents earnings before interest and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. General corporate assets include assets held by our Rabbi Trust, property, plant and equipment related to our corporate support center and IT infrastructure and our note receivable obtained from the sale of Mimi's Café.
Information on our reporting segments is summarized as follows:

(in thousands)	2016	2015	2014
Net Sales
Bob Evans Restaurants	$951,212	$969,877	$956,579
BEF Foods	406,384	398,617	386,806
Total	1,357,596	1,368,494	1,343,385
Inter-segment net sales of food products	(18,769)	(19,304)	(14,833)
	$1,338,827	$1,349,190	$1,328,552
Operating income (loss)
Bob Evans Restaurants	$34,793	$56,239	$80,187
BEF Foods	71,011	39,993	22,435
Corporate and Other	(69,583)	(78,546)	(69,497)
Total	$36,221	$17,686	$33,125
Depreciation and Amortization Expense
Bob Evans Restaurants	$53,833	$57,236	$60,446
BEF Foods	16,224	17,141	14,514
Corporate and Other	9,550	5,697	4,496
Total	$79,607	$80,074	$79,456
Capital Expenditures
Bob Evans Restaurants	$28,906	$43,927	$83,106
BEF Foods	17,149	6,830	56,390
Corporate and Other	19,639	23,760	51,499
Total	$65,694	$74,517	$190,995
Identifiable Assets
Bob Evans Restaurants	$490,849	$665,910	$693,543
BEF Foods	150,645	179,137	193,634
General corporate assets	158,880	173,933	178,575
Total	$800,374	$1,018,980	$1,065,752
Note 12 — Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial results for Fiscal 2016 and Fiscal 2015 follows (in thousands, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
Net Sales	$321,713	$326,341	$325,021	$333,279	$346,505	$357,177	$345,587	$332,393
Operating income	$8,262	$64	$11,434	$9,012	$18,060	$7,673	$(1,535)	$937
Net income (loss)	$4,280	$(1,016)	$6,431	$6,039	$12,931	$5,920	$580	$5,610
Earnings per share - net income (loss)
Basic	$0.19	$(0.04)	$0.29	$0.26	$0.62	$0.25	$0.03	$0.24
Diluted	$0.19	$(0.04)	$0.29	$0.25	$0.62	$0.25	$0.03	$0.24
Common stock sale prices
High	$51.88	$51.11	$49.92	$49.10	$44.34	$56.34	$48.14	$59.64
Low	$43.02	$44.67	$42.51	$42.70	$37.51	$47.91	$38.92	$43.72
Cash dividends paid	$0.31	$0.31	$0.31	$0.31	$0.34	$0.31	$0.34	$0.31

•	Fiscal quarters represent 13-week periods, except the fourth quarter of fiscal year 2016, which was a 14-week period.

•	Total quarterly EPS may not equal the annual amount because EPS is calculated independently for each quarter.

•	Stock prices are high and low sale prices for our common stock as reported on the NASDAQ Stock Market (trading symbol — BOBE), which is the principal market for our common stock.

•	The number of registered stockholders of our common stock at June 1, 2016, was 15,665.

Note 13 — Subsequent Events
On May 26, 2016, the Board of Directors approved a quarterly cash dividend of $0.34 per share. The quarterly cash dividend was paid on June 20, 2016, to shareholders of record at the close of business on June 6, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Bob Evans Farms, Inc.:
We have audited the accompanying consolidated balance sheets of Bob Evans Farms, Inc. as of April 29, 2016 and April 24, 2015, and the related consolidated statements of net income, stockholders’ equity and cash flows for each of the three years in the period ended April 29, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bob Evans Farms, Inc. at April 29, 2016, and April 24, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 29, 2016, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bob Evans Farms, Inc.’s internal control over financial reporting as of April 29, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 23, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grandview Heights, Ohio
June 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Bob Evans Farms, Inc.:
We have audited Bob Evans Farms, Inc.’s internal control over financial reporting as of April 29, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Bob Evans Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Bob Evans Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 29, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bob Evans Farms, Inc. as of April 29, 2016 and April 24, 2015, and the related consolidated statements of net income, stockholders’ equity and cash flows for each of the three years in the period ended April 29, 2016 of Bob Evans Farms, Inc. and our report dated June 23, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grandview Heights, Ohio
June 23, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
On April 25, 2015, we implemented the first phase of an enterprise resource planning (“ERP”) system on a companywide basis, which is expected to improve the efficiency of certain financial and related transaction processes. The implementation resulted in business and operational changes, which required changes to our internal controls over financial reporting. We believe we have designed adequate controls into and around the new ERP system, which includes performing significant procedures, both within the ERP and outside the ERP, to monitor, review and reconcile financial activity for our fiscal 2016 to ensure ongoing reliability of our financial reporting.
Except as described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the year ended April 29, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of chief executive officer (principal executive officer) and chief financial officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by the Annual Report on Form 10-K. Based upon that evaluation, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, have concluded that:

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
Management assessed our internal control over financial reporting as of April 29, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included the evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.
Based on its assessment, management concluded that our internal control over financial reporting was effective as of the end of the fiscal year ended April 29, 2016, the period covered by this Annual Report on Form 10-K, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm, Ernst & Young LLP, independently assessed our internal control over financial reporting. Ernst & Young has issued a report on our internal control over financial reporting, which is included in this annual report.

/s/ Saed Mohseni	/s/ Mark E. Hood
Saed Mohseni	Mark E. Hood
President and Chief Executive Officer	Chief Financial Officer and Chief Administrative Officer
June 23, 2016

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
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in our definitive proxy statement relating to the 2016 annual meeting of stockholders (the “2016 Proxy Statement”), under “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “PROPOSAL 1: ELECTION OF DIRECTORS,” and “CORPORATE GOVERNANCE” under the sub-caption “Directors Serving on Boards of Other Public Companies” is incorporated herein by reference.
The information regarding our executive officers required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Supplemental Item. Executive Officers of Bob Evans Farms, Inc.”
Information concerning our Audit Committee and the determination by our Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference to the information contained in our 2016 Proxy Statement under “CORPORATE GOVERNANCE” under the sub-captions “Board Committees and Charters” and “Board Committees and Charters — Audit Committee.”
Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2016 Proxy Statement under “CORPORATE GOVERNANCE” under the sub-caption “Board Committees and Charters — Nominating and Corporate Governance Committee.”
Our Board of Directors has adopted a Code of Conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and controller. The Code of Conduct is available at our website www.bobevans.com in the “Investors” section under “Corporate Governance.” To receive a copy of the Code of Conduct at no cost, contact our Legal Department at (614) 492-7415. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

Set forth below is a list of our directors, and their principal occupations, as of June 1, 2016:

Name	Principal Occupation
Douglas N. Benham	Executive Chair, Bob Evans Farms, Inc.; President and Chief Executive Officer of DNB Advisors, LLC, a restaurant industry consulting firm since 2006
Charles M. Elson	Edgar S. Woolard, Jr. Chair in Corporate Governance and Director of the John L. Weinberg Center for Corporate Governance at the University of Delaware since 2000
Mary Kay Haben	Retired; President of North America for the Wm. Wrigley Jr. Company, a leading confectionery company
David W. Head	President and Chief Executive Officer and Board Member of Primanti, Inc., a private equity-owned restaurant chain since 2013
Kathleen S. Lane	Retired Executive Vice President and Chief Information Officer of TJX Companies, Inc., a specialty apparel retailer
Eileen A. Mallesch	Retired; Senior Vice President, Chief Financial Officer of Nationwide Property & Casualty Insurance, Nationwide Insurance
Larry S. McWilliams	Co-CEO of Compass Marketing, a marketing consulting firm serving a broad range of leading brands and consumer products
Saed Mohseni	President and Chief Executive Officer, Bob Evans Farms, Inc.
Kevin M. Sheehan	Professor at the School of Business at Adelphi University in New York
Michael F. Weinstein	Chairman and co-founder of INOV8 Beverage Consulting Group, LLC, a beverage consulting firm since 2012
Paul S. Williams	Partner of Major, Lindsey and Africa, a legal executive search firm
ITEM 11. EXECUTIVE COMPENSATION
Information regarding the compensation of our Board of Directors is incorporated by reference to the information contained in our 2016 Proxy Statement under “CORPORATE GOVERNANCE” under the sub-caption “Director Compensation for Fiscal 2016.”
Information regarding the compensation of our executive officers is incorporated by reference to the information contained in our 2016 Proxy Statement under “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT” and “EXECUTIVE COMPENSATION” (including the information appearing under the sub-captions “Summary Compensation Table for Fiscal 2016, 2015 and 2014,” “All Other Compensation Table for Fiscal 2016,” “Grants of Plan-Based Awards in Fiscal 2016,” “Outstanding Equity Awards at 2016 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2016,” “Nonqualified Deferred Compensation,” “Nonqualified Deferred Compensation Table for Fiscal 2016,” “Change in Control and Severance Program,” and “Potential Payouts upon Termination or Change-in-Control”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Certain Beneficial Owners and Management
The information required by Item 403 of Regulation S-K regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained in the 2016 Proxy Statement under “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”
Equity Compensation Plan Information
In September 2010, our stockholders approved the Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”). Our stockholders further amended the 2010 Plan in August 2013 to add 2.6 million shares to the 2010 Plan for future grants. As of April 29, 2016, there are approximately 3.4 million shares available for grant under the 2010 Plan. Currently, the 2010 Plan is the only plan under which we may issue equity securities to our directors, officers and employees. As of April 29, 2016, a number of awards were outstanding under the 2010 Plan and our previous equity plans, including:

•	the Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan (the “2006 Plan”).

Our stockholders approved all of our previous equity plans. These plans were terminated as to new awards when our stockholders adopted the 2010 Plan. Any shares that were available for issuance under our previous equity plans at the time they were terminated became available for issuance under the 2010 Plan.
The following table shows, as of April 29, 2016, the number of shares of common stock issuable upon exercise of outstanding options, the weighted-average exercise price of those options and the number of shares of common stock remaining for future issuance under the 2010 Plan, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)		(c)
	Number of Securities to be Issued Upon Exercise of Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	321,737	(1)	$33.26	(2)	3,445,564	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	321,737		$33.26		3,445,564

(1)
Includes 38,040 common shares issuable upon exercise of stock options granted under 2006 Stock Option Plan. Also includes 147,832 restricted stock units deferred in our Nonqualified Deferred Compensation Plans, 74,119 outstanding restricted stock units granted under the 2010 Plan, and 61,746 unvested performance share units granted under the 2010 Plan

(2)	The restricted stock units and performance share units included in column (a) are not taken into account in calculating the weighted average exercise price of outstanding options

(3)
Represents shares available for issuance under the 2010 Plan, including 940,495 shares that were made available for issuance under the 2010 Plan when the 1992 Stock Option Plan, 1993 LTIP, the 1998 Stock Option Plan, and the 2006 Plan were suspended as well as shares that became available for issuance under the 2010 Plan when outstanding awards under the 1992 Stock Option Plan, 1993 LTIP, the 1998 Stock Option Plan and the 2006 Plan expired or were otherwise forfeited. This also includes approved, but unregistered shares available for grant. Shares available for future issuance under the 2010 Plan may be granted in the form of incentive stock options, nonqualified stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights or whole shares. The Company’s practice for at least the past four years is to issue only restricted stock awards, restricted stock units and performance share units. For fungible “full” value awards, such as the grant of a share of restricted stock, 2.63 shares will be deducted from the total number of authorized shares for the Equity and Cash Incentive Plan. In the case of a grant of a stock option or SAR, the share ratio is 1-to-1, so one share will be deducted from the total number of authorized shares for the Equity and Cash Incentive Plan. This reflects the different values of these types of grants.

In addition, as of April 29, 2016, there were 234,773 shares of unvested restricted stock awards and restricted stock units outstanding, consisting of 4,669 shares granted under the 1993 LTIP, 34,647 shares granted under the 2006 Plan, and 195,457 shares granted under the 2010 Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the 2016 Proxy Statement under the captions “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE” under the sub-caption “Director Independence” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the 2016 Proxy Statement under “PROPOSAL [4]: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” under the captions “Preapproval of Services Performed by the Independent Registered Public Accounting Firm” and “Fees of the Independent Registered Public Accounting Firm” is incorporated herein by reference.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of Bob Evans Farms, Inc. and subsidiaries are filed as part of this Annual Report on Form 10-K under Item 8 hereof:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at April 29, 2016, and April 24, 2015

•	Consolidated Statements of Net Income for the fiscal years ended April 29, 2016, April 24, 2015, and April 25, 2014

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 29, 2016, April 24, 2015, and April 25, 2014

•	Consolidated Statements of Cash Flows for the fiscal years ended April 29, 2016, April 24, 2015, and April 25, 2014

•	Notes to Consolidated Financial Statements
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

BOB EVANS FARMS, INC.

Date: June 23, 2016	By:	/s/ Saed Mohseni
Saed Mohseni President and Chief Executive Officer (Principal Executive Officer)

Date: June 23, 2016	By:	/s/ Mark E. Hood
Mark E. Hood Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

Date: June 23, 2016	By:	/s/ Beth A. Rauschenberger
Beth A. Rauschenberger Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Saed Mohseni	President ,Chief Executive Officer and Director (Principal Executive Officer)	June 23, 2016
Saed Mohseni
/s/ Mark E. Hood	Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)	June 23, 2016
Mark E. Hood
/s/ Beth A. Rauschenberger	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	June 23, 2016
Beth A. Rauschenberger
*		June 23, 2016
Douglas N. Benham	Director
*		June 23, 2016
Charles M. Elson	Director
*		June 23, 2016
Mary Kay Haben	Director
*		June 23, 2016
David W. Head	Director
*		June 23, 2016
Kathleen S. Lane	Director
*		June 23, 2016
Eileen A. Mallesch	Director
*		June 23, 2016
Larry S. McWilliams	Director
*		June 23, 2016
Kevin M. Sheehan	Director
*		June 23, 2016
Michael F. Weinstein	Director
*		June 23, 2016
Paul S. Williams	Director

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
4.3
Second Amendment to Amended and Restated Credit Agreement dated as of May 11, 2015 among Bob Evans Farms, LLC, as borrower; Bob Evans Farms, Inc. and its wholly-owned subsidiary, BEF Foods, Inc., as guarantors; PNC Bank, National Association, as administrative agent, and the other Lends party thereto

Incorporated herein by reference to Exhibit 4.3 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for the Fiscal Year Ended April 24, 2015 filed March 4, 2014 (File No. 0-1667)
4.4
Third Amendment to $650,000,000 Revolving Credit Facility Amended and Restated Credit Agreement effective October 21, 2015 among Bob Evans Farms, LLC, as borrower; Bob Evans Farms, Inc. and its wholly-owned subsidiary, BEF Foods, Inc., as guarantors; PNC Bank, National Association, as administrative agent, and the other Lenders party thereto.

Incorporated herein by reference to Exhibit 4.1 to Bob Evans Farms, Inc.’s Form 8-K filed October 21, 2015 (File No. 0-1667)
401K Retirement Plan
4.5	Bob Evans Farms, Inc. and Affiliates 401K Retirement Plan	Filed herewith
4.5.1	Adoption Agreement for Bob Evans Farms, Inc. and Affiliates 401K Retirement Plan	Filed herewith
Sale-Leaseback agreements

Exhibit Number	Description	Location
10.1	Master Lease Agreement by BEF Foods, Inc., an Ohio corporation, and Broadstone BEF Portfolio, LLC, a New York limited liability company, dated October 23, 2015	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Form 10-Q filed December 2, 2015 (File No. 0-1667)
10.2	Lease Guaranty by Bob Evans Farms, Inc., a Delaware corporation, for the benefit of Broadstone BEF Portfolio, LLC, a New York limited liability company, dated October 23, 2015	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Form 10-Q filed December 2, 2015 (File No. 0-1667)
10.3	Lease Guaranty by Bob Evans Farms, LLC, an Ohio limited liability company, for the benefit of Broadstone BEF Portfolio, LLC, a New York limited liability company, dated October 23, 2015	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Form 10-Q filed December 2, 2015 (File No. 0-1667)
10.4	Form of Master Lease Agreement by Bob Evans Farms, LLC, and National Retail Properties, LP, dated April 14, 2016	Filed herewith
10.5	Master Lease Agreement by Bob Evans Farms, LLC, and BE Portfolio, LLC dated April 14, 2016	Filed herewith
10.6	Lease Guaranty by Bob Evans Farms, Inc., and BEF Foods, Inc., for the benefit of BE Portfolio, LLC, dated April 14, 2016	Filed herewith
10.7	Form of Lease Guaranty by Bob Evans Farms, Inc., and BEF Foods, Inc., for the benefit of National Retail Properties Trust, dated April 14, 2016	Filed herewith
Employment Agreements
*10.08	Employment Agreement dated November 14, 2015, with Saed Mohseni	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Form 8-K filed November 17, 2015 (File No. 0-1667)
*10.09	Employment Agreement dated August 27, 2015, with Douglas N. Benham	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Form 8-K filed August 28, 2015 (File No. 0-1667)
Offer Letter
*10.10	Offer Letter dated June 20, 2014 with Mark E. Hood	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Form 8-K filed June 23, 2014 (File No. 0-1667)
*10.11	Amended and Restated Change In Control and Severance Plan dated November 14, 2015	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Form 8-K filed November 17, 2015 (File No. 0-1667)
Director and Officer Indemnification Agreement
*10.12	Bob Evans Farms, Inc. Form of Director and Officer Indemnification Agreement	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 26, 2013 (File No. 0-1667)
Executive Deferral Program
*10.13	Bob Evans Farms, Inc. and Affiliates Fourth Amended and Restated Executive Deferral Program	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 2, 2010 (File No. 0-1667)
Supplemental Executive Retirement Plan
*10.14	Bob Evans Farms, Inc. and Affiliates Fourth Amended and Restated Supplemental Executive Retirement Plan	Filed herewith

Exhibit Number	Description	Location
Executive Compensation Recoupment Policy
*10.15	Bob Evans Farms, Inc. Amended and Restated Executive Compensation Recoupment Policy	Filed herewith
2010 Director Deferral Program
*10.16	Bob Evans Farms, Inc. 2010 Director Deferral Program effective May 26, 2010	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed June 2, 2010 (File No. 0-1667)
2006 Equity and Cash Incentive Plan
*10.17	Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan	Incorporated herein by reference to Exhibit 10 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 14, 2006 (File No. 0-1667)
*10.18	Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan (effective as of January 1, 2008)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended October 26, 2007 (File No. 0-1667)
*10.19	First Amendment to the Bob Evans Farms, Inc. Amended and Restated 2006 Equity and Cash Incentive Plan effective November 18, 2008	Incorporated herein by reference to Exhibit 10.13 to Bob Evans Farms, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended January 23, 2009 (File No. 0-1667)
*10.20	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Incentive Stock Option Award Agreement (For Employees -Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10.21	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Nonqualified Stock Option Award Agreement (For Employees -Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10.22	Form of Bob Evans Farms, Inc. 2006 Annual Bonus Award Agreement (For Employees)	Incorporated herein by reference to Exhibit 10.7 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10.23	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees - Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.4 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed April 25, 2007 (File No. 0-1667)
*10.24	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Employees - Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10.25	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Whole Share Award Agreement (For Employees - General)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed May 17, 2007 (File No. 0-1667)
*10.26	Form of Bob Evans Farms, Inc. 2006 Equity and Cash Incentive Plan Cash Based Award Agreement (For Employees - Performance Incentive Plan Award)	Incorporated herein by reference to Exhibit 10.5 to Bob Evans Farms, Inc.’s Current Report on Form 8-K/A dated June 15, 2007 (File No. 0-1667)
2010 Equity and Cash Incentive Plan
*10.27	Bob Evans Farms, Inc. Amended and Restated 2010 Equity And Cash Incentive Plan, Amended and Restated Effective August 21, 2013	Incorporated herein by reference to Exhibit 10.1 to Bob Evans Farms, Inc.'s Form 8-K filed August 23, 2013 (File No. 0-1667)

Exhibit Number	Description	Location
*10.28	Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan Restricted Stock Award Agreement (For Directors)	Incorporated herein by reference to Exhibit 10.3 to Bob Evans Farms, Inc.’s Form S-8 Registration Statement filed September 13, 2010 (333-169350) (File No. 0-1667)
*10.29	Form of Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan Restricted Stock and Restricted Stock Unit Award Agreement (For Employees)	Incorporated herein by reference to Exhibit 10.70 to Bob Evans Farms, Inc.’s Annual Report on Form 10-K for its fiscal year ended April 29, 2011 (File No. 0-1667)
*10.30	Form of Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan Performance Stock Unit Award Agreement (For Employees)	Filed herewith
*10.31	Form of Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan Restricted Stock and Restricted Stock Unit Award Agreement - 2016 (For Employees)	Filed herewith
Other Items
21	Subsidiaries of Bob Evans Farms, Inc.	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation	**
Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase	**
Document
101.PRE	XBRL Taxonomy Presentation Linkbase	**
Document
101.DEF	XBRL Taxonomy Extension Definition	**
Linkbase Document

*	Denotes management contract or compensatory plan or agreement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be furnished and not filed herewith.