Form 10-Q
period 2016-07-29
BOB EVANS FARMS INC
filed 2016-08-31
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2016
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
(Registrant’s telephone number, including area code) (614) 491-2225
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
As of August 26, 2016, the registrant had 19,766,681 shares of its common stock, $.01 par value, outstanding.

BOB EVANS FARMS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOB EVANS FARMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	Unaudited July 29, 2016	April 29, 2016
Assets
Current Assets
Cash and equivalents	$4,402	$12,896
Accounts receivable, net	30,023	28,893
Inventories	25,843	24,997
Federal and state income taxes receivable	4,431	—
Prepaid expenses and other current assets	11,391	9,307
Current assets held for sale	30,539	31,644
Total Current Assets	106,629	107,737
Property, plant and equipment	1,276,861	1,263,413
Less accumulated depreciation	678,912	665,777
Net Property, Plant and Equipment	597,949	597,636
Other Assets
Deposits and other	4,449	4,622
Notes receivable	21,564	20,886
Rabbi trust assets	20,943	20,662
Goodwill and other intangible assets	19,790	19,829
Non-current deferred tax assets	28,818	29,002
Total Other Assets	95,564	95,001
Total Assets	$800,142	$800,374
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$3,421	$3,419
Accounts payable	37,599	37,518
Accrued property, plant and equipment purchases	6,186	5,308
Accrued non-income taxes	14,433	15,696
Accrued wages and related liabilities	16,202	26,358
Self-insurance reserves	19,639	20,169
Deferred gift card revenue	12,793	14,147
Current taxes payable	589	9,473
Current reserve for uncertain tax provision	1,481	1,481
Other accrued expenses	26,225	31,988
Total Current Liabilities	138,568	165,557
Long-Term Liabilities
Deferred compensation	18,143	17,761
Reserve for uncertain tax positions	2,547	2,752
Deferred rent and other	6,153	5,851
Long-term deferred gain	55,571	56,371
Credit facility borrowings and other long-term debt	361,134	335,638
Total Long-Term Liabilities	443,548	418,373
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000 shares; issued 42,638 shares at July 29, 2016, and April 29, 2016	426	426
Capital in excess of par value	243,758	244,304
Retained earnings	834,676	832,323
Treasury stock, 22,874 shares at July 29, 2016, and 22,881 shares at April 29, 2016, at cost	(860,834)	(860,609)
Total Stockholders’ Equity	218,026	216,444
Total Liabilities and Stockholders' Equity	$800,142	$800,374
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME
UNAUDITED
(in thousands, except per share amounts)

	Three Months Ended
	July 29, 2016	July 24, 2015
Net Sales	$306,317	$321,713
Cost of sales	93,250	96,322
Operating wage and fringe benefit expenses	100,698	104,959
Other operating expenses	55,642	51,589
Selling, general and administrative expenses	25,455	40,428
Depreciation and amortization expense	17,574	20,153
Operating Income	13,698	8,262
Net interest expense	1,893	2,606
Income Before Income Taxes	11,805	5,656
Provision (Benefit) for income taxes	2,643	1,376
Net Income	$9,162	$4,280
Earnings Per Share — Net Income
Basic	$0.46	$0.19
Diluted	$0.46	$0.19

Cash Dividends Paid Per Share	$0.34	$0.31

Weighted Average Shares Outstanding
Basic	19,792	22,733
Dilutive shares	172	148
Diluted	19,964	22,881
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Three Months Ended
	July 29, 2016	July 24, 2015
Operating activities:
Net income	$9,162	$4,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,574	20,153
Loss (Gain) on disposal of fixed assets	276	(701)
(Gain) Loss on rabbi trust assets	(281)	169
Loss (Gain) on deferred compensation	279	(138)
Share-based compensation	1,440	2,048
Accretion on long-term note receivable	(558)	(499)
Deferred income taxes	184	—
Amortization of deferred financing costs	406	418
Cash provided by (used for) assets and liabilities:
Accounts receivable	(1,130)	664
Inventories	(846)	(2,095)
Prepaid expenses and other current assets	(2,084)	(1,048)
Accounts payable	81	7,726
Federal and state income taxes	(13,520)	8,935
Accrued wages and related liabilities	(10,156)	(7,160)
Self-insurance	(530)	2,392
Accrued non-income taxes	(1,263)	562
Deferred revenue	(1,354)	(1,185)
Other assets and liabilities	(5,584)	5,624
Net cash (used in) provided by operating activities	(7,904)	40,145
Investing activities:
Purchase of property, plant and equipment	(18,985)	(12,264)
Proceeds from sale of property, plant and equipment	2,109	1,597
Deposits and other	(206)	(98)
Net cash used in investing activities	(17,082)	(10,765)
Financing activities:
Cash dividends paid	(6,724)	(7,028)
Gross proceeds from credit facility borrowings and other long-term debt	97,272	170,739
Gross repayments of credit facility borrowings and other long-term debt	(71,784)	(130,768)
Payments of debt issuance costs	—	(1,705)
Purchase of treasury stock	—	(60,564)
Proceeds from share-based compensation	—	165
Cash paid for taxes on share-based compensation	(640)	(617)
Excess tax benefits from share-based compensation	(1,632)	104
Net cash provided by (used in) financing activities	16,492	(29,674)
Net decrease in cash and equivalents	(8,494)	(294)
Cash and equivalents at the beginning of the period	12,896	6,358
Cash and equivalents at the end of the period	$4,402	$6,064
The accompanying notes are an integral part of the financial statements.

BOB EVANS FARMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies
Unaudited Consolidated Financial Statements: The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by U.S. generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. No significant changes have occurred in the financial disclosures made in our Form 10-K for the fiscal year ended April 29, 2016 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements). Throughout the Unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements, dollars are in thousands, except share amounts.
Description of Business: As of July 29, 2016, we operated 522 full-service Bob Evans Restaurants in 18 states. Bob Evans Restaurants are primarily located in the Midwest, Mid-Atlantic and Southeast regions of the United States. In the BEF Foods segment we produce and distribute a variety of complementary home-style, refrigerated side dish convenience food items and pork sausage under the Bob Evans ®, Owens ® and Country Creek ® brand names. These food products are available throughout the United States. We also manufacture and sell similar products to food-service accounts, including Bob Evans Restaurants and other restaurants and food sellers.
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
Revenue Recognition: Revenue in the Bob Evans Restaurants segment is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. Our gift cards do not have expiration dates or inactivity fees. All revenue is presented net of sales tax collections. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards (“gift card breakage”) based on historical redemption patterns, referred to as the redemption recognition method. Gift card breakage is recognized proportionately over the period of redemption in net sales in the Consolidated Statements of Net Income. The liability for unredeemed gift cards is included in deferred revenue on the Consolidated Balance Sheets, and was $12,793 and $14,147 at July 29, 2016, and April 29, 2016, respectively.
Revenue in the BEF Foods segment is recognized when products are received by our customers. We engage in promotional (sales incentive / trade spend) programs in the form of "off-invoice" deductions, billbacks, cooperative advertising and coupons with our customers. Costs associated with these programs are classified as a reduction of gross sales in the period in which the sale occurs.
Promotional (Trade) Spending: We engage in promotional (sales incentive) programs in the form of promotional discounts and coupons at Bob Evans Restaurants, and off-invoice deductions, billbacks, and cooperative advertising at BEF Foods. Costs associated with these programs are classified as a reduction of gross sales in the period in which the sale occurs. Promotional spending at Bob Evans Restaurants, primarily comprised of discounts taken on dine-in sales, was $6,774 and $8,749 for the three months ended July 29, 2016, and July 24, 2015, respectively. Promotional spending at BEF Foods, primarily comprised of off-invoice deductions and billbacks, was $16,291 and $14,752 for the three months ended July 29, 2016, and July 24, 2015.
Shipping and Handling costs: Expenditures related to shipping our BEF Foods' products to our customers are expensed when incurred. Shipping and handling costs were $3,313 and $3,869 for the three months ended July 29, 2016, and July 24, 2015, respectively, and are recorded in the other operating expenses line of the Consolidated Statements of Net Income.
Accounts Receivable: Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. Accounts receivable for Bob Evans Restaurants consist primarily of credit card receivables, while accounts receivable for BEF Foods consist primarily of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us were to occur, the recoverability of amounts due to us could change by a material amount. We had allowance for doubtful accounts of $758 and $534 as of July 29, 2016, and April 29, 2016, respectively. Accounts receivable was reduced by $4,920 and $4,916 as of July 29, 2016, and April 29, 2016, respectively, related to promotional incentives that reduce what is owed to the Company from certain BEF Foods' customers.

Notes Receivable: As a result of the sale of Mimi’s Café to Le Duff America, Inc. ("Le Duff"), we received a Promissory Note ("the Note") for $30,000. The Note has an annual interest rate of 1.5%, a term of seven years and a principal and interest payment due in February 2020. Partial prepayments are required prior to maturity if the buyer's business reaches certain levels of EBITDA during specified periods. No partial prepayments have been received on the Note as of July 29, 2016. Repayment of the Note is not guaranteed by the parent company. Our right to repayment under the Note is subordinated to third-party lenders as well as other funding that may be provided by the parent company. In the event of a sale or liquidation of the Mimi’s Café restaurant chain or the entity that owns it by its parent company, our right to repayment may be subordinated to payments owed to the parent company and potentially reduced based on the funds available for repayment.

The note was originally valued using a discounted cash flow model. The Note is recorded on the notes receivable line of the Consolidated Balance sheet, and was $21,564 and $20,886 as of July 29, 2016, and April 29, 2016, respectively. The Company recognized accretion income on the Note of $558 and $499 for the three months ended July 29, 2016, and July 24, 2015, respectively. Accretion income is reflected within the Net Interest Expense caption of the Consolidated Statements of Net Income.

Inventories: We value our Bob Evans Restaurants' inventories at the lower of first-in, first-out cost (“FIFO”) or market and our BEF Foods' inventories at an average cost method which approximates a FIFO basis due to the perishable nature of that inventory. Inventory includes raw materials and supplies ($13,644 at July 29, 2016, and $13,815 at April 29, 2016) and finished goods ($12,199 at July 29, 2016, and $11,183 at April 29, 2016).
Property, Plant and Equipment: Property, plant and equipment is recorded at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to fiscal 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (5 to 50 years) and machinery and equipment (3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the initial lease terms. Total depreciation expense was $17,534 and $20,114 in the three months ended July 29, 2016, and July 24, 2015, respectively.
During the three months ended July 29, 2016, we capitalized internal labor costs of $927 primarily related to the second phase of our ERP implementation and other IT projects. During the three months ended July 24, 2015, we capitalized internal labor costs of $553. The first phase of our ERP system was put in service on April 25, 2015, and has an expected useful life of 10 years. We are working to implement the second phase of our ERP system, which is expected to go live in the second quarter of fiscal 2017.
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
Assets for 29 nonoperating Bob Evans Restaurants' locations and our former Richardson, Texas, plant location totaling $30,539 are classified as current assets held for sale in the Consolidated Balance Sheet as of July 29, 2016. Assets for 30 nonoperating Bob Evans Restaurants' locations, as well as our Richardson, Texas, location totaling $31,644 are classified as current assets held for sale in the Consolidated Balance Sheet as of April 29, 2016.
Goodwill and Other Intangible Assets: Goodwill and other intangible assets, which primarily represents the cost in excess of fair market value of net assets acquired, was $19,790 and $19,829 as of July 29, 2016, and April 29, 2016, respectively. The goodwill and other intangible assets are related to the BEF Foods segment. The majority of our goodwill was acquired as part of our fiscal 2013 acquisition of Kettle Creations. Additionally, as part of this acquisition we obtained a non-compete agreement with certain executives of the former company. The Kettle Creations non-compete agreement is amortized on a straight-line basis over its estimated economic life of five years.

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
The numerator in calculating both basic and diluted EPS for each period is reported net income. The denominator is based on the following weighted-average shares outstanding:

	Three Months Ended
(in thousands)	July 29, 2016	July 24, 2015
Basic	19,792	22,733
Dilutive shares	172	148
Diluted	19,964	22,881

In the three months ended July 29, 2016, 313,382 shares of common stock were excluded from the diluted EPS calculations because they were anti-dilutive. In the three months ended July 24, 2015, 205,144 shares of common stock were excluded from the diluted EPS calculations because they were anti-dilutive.
Dividends: In the three months ended July 29, 2016, and July 24, 2015, the Company paid a quarterly dividend equal to $0.34 and $0.31, respectively, per share on our outstanding common stock. Individuals that hold awards for unvested and outstanding restricted stock units, market-based performance share units and outstanding deferred stock awards are entitled to receive dividend equivalent rights equal to the per-share cash dividends paid on outstanding units. Dividend equivalent rights are forfeitable until the underlying share-units from which they were derived vest. Share-based dividend equivalents are recorded as a reduction to retained earnings, with an offsetting increase to capital in excess of par value. Refer to table below:

	Three Months Ended
(in thousands)	July 29, 2016	July 24, 2015
Cash dividends paid to common stockholders	$6,724	$7,028
Dividend equivalent rights	85	124
Total dividends	$6,809	$7,152

Accrued Non-Income Taxes: Accrued non-income taxes primarily represent obligations for real estate and personal property taxes, as well as sales and use taxes for Bob Evans Restaurants. Accrued non-income taxes were $14,433 and $15,696 as of July 29, 2016, and April 29, 2016, respectively.
Self-Insurance Reserves: We record estimates for certain health, workers’ compensation and general insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Self-insurance reserves were $19,639 and $20,169 as of July 29, 2016, and April 29, 2016, respectively.
Deferred gains on sale leaseback transactions: In fiscal 2016 we entered into sale leaseback transactions for two of our BEF Foods' production facilities and 143 Bob Evans Restaurants' properties. Each of the BEF Foods and Bob Evans Restaurants transactions included 20 year lease terms with additional renewal periods, as well as payment and performance guaranties. Gains on the sale of properties related to the sale leaseback transactions that were completed in fiscal 2016 were deferred and are recognized on a straight-line basis over the initial term of the lease. Gains of $56,868 and $2,305 were recorded and deferred as part of our fiscal 2016 Bob Evans Restaurants and BEF Foods sale leaseback transactions, respectively. Amortization of the deferred gains was $736 in the three months ended July 29, 2016, and is recorded as a reduction to rent expense in the other operating expenses line of the Consolidated Statements of Net Income. See the table below for a summary of the unamortized deferred gains as of July 29, 2016, and April 29, 2016, respectively:

(in thousands)	July 29, 2016	April 29, 2016
Unamortized gain related to Bob Evans Restaurants' sale leaseback transaction	$56,036	$56,743
Unamortized gain related to BEF Foods' sale leaseback transaction	2,216	2,245
Total unamortized gains related to sale leaseback transactions	58,252	58,988
Less current portion (1)	(2,952)	(2,952)
Non-current deferred sale leaseback gains	$55,300	$56,036
(1)    Current portion of unamortized sale leaseback gains is recorded to the other accrued expenses line on the Consolidated Balance Sheets.

Advertising Costs: Media advertising is expensed at the time the media first airs. We expense all other advertising costs as incurred. Advertising expense was $9,259 and $8,993 in the three months ended July 29, 2016, and July 24, 2015, respectively. Approximately 72% of year-to-date advertising costs were incurred in the Bob Evans Restaurants segment. Advertising costs are classified as other operating expenses in the Consolidated Statements of Net Income.
Commitments and Contingencies: We occasionally use purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodity items.

We are self-insured for most casualty losses and employee health-care claims up to certain stop-loss limits per claimant. We have accounted for liabilities for casualty losses, including both reported claims and incurred, but not reported claims, based on information provided by independent actuaries. We have estimated our employee health-care claims liability through a review of incurred and paid claims history. We do not believe that our calculation of casualty losses and employee health-care claims liabilities would change materially under different conditions and/or different methods. However, due to the inherent volatility of actuarially determined casualty losses and employee health care claims, it is reasonably possible that we could experience changes in estimated losses, which could be material to net income.
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
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. The guidance requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies such conditions or events, a footnote disclosure is required to disclose their nature, as well as management's plans to alleviate the substantial doubt to continue as a going concern. The standard is effective for our fiscal year end 2017. We do not expect this update to have an impact on the consolidated financial statements.
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
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The standard is effective for us in our fiscal 2021. We do not expect this update to have a material impact on the consolidated financial statements.
2. Long-Term Debt and Credit Arrangements
As of July 29, 2016, long-term debt was comprised of the outstanding balance on our Revolving Credit Facility Amended and Restated Credit Agreement ("Credit Agreement") of $333,337, the long term portion of our $30,000 Mortgage Loan, the long term portion of a $3,000 Research and Development Investment Loan ("R&D Loan") and an interest-free loan of $1,000, due 10 years from the date of borrowing, with imputed interest, which as a result is discounted to $877. Refer to the table below:

(in thousands)	July 29, 2016	April 29, 2016
Credit Agreement borrowings (1)	$333,337	$307,000
Mortgage Loan (1)	28,223	28,963
R&D Loan (1)	2,118	2,219
Interest-free loan (1)	877	875
Total borrowings	364,555	339,057
Less current portion	(3,421)	(3,419)
Long-term debt	$361,134	$335,638
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

In the first quarter of fiscal 2015, we entered into a First Amendment to the Credit Agreement. The terms of the Credit Agreement that were amended related to: (a) an increase to the Maximum Leverage Ratio for the period starting July 25, 2014, through July 29, 2016, (b) certain restricted payment requirements related to share repurchases, and (c) an update to the Pricing Grid, which determines variable pricing and fees, to reflect changes in the allowable maximum leverage ratio. We incurred financing costs of $1,279 associated with this amendment, which are being amortized using the straight line method, which approximates the effective interest method.
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
In the second quarter of fiscal 2016, we entered into a Third Amendment to the Credit Agreement dated and effective as of October 21, 2015. The terms of the Credit Agreement were amended related to: (a) an increase of the level of permitted indebtedness in connection with sale and leaseback transactions of assets from $100,000 to $300,000, (b) a removal of the $150,000 share repurchase restriction during the 2016 fiscal year, (c) a decrease of the size of the facility from $750,000 to $650,000, (d) a modification of the definition of the leverage ratio to account for rent expense from leases, so that the leverage ratio will be calculated as consolidated indebtedness plus 600% of annual rent expense versus consolidated EBITDAR, and (e) an inclusion of an add back to the leverage ratio calculation for costs related to the settlement of a class action lawsuit. We incurred and paid fees of $812 associated with this amendment, which will be amortized over the remaining term of the Credit Agreement using the straight line method, which approximates the effective interest method. In addition, as a result of lowering the borrowing capacity on the credit facility, we expensed $480 of previously unamortized deferred financing costs related to the agreement.
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our Credit Agreement contains financial covenants that require us to maintain a specified minimum coverage ratio of not less than 3.00 to 1.00, and a maximum leverage ratio that may not exceed 4.25 to 1.00. As of July 29, 2016, our minimum coverage ratio was 11.82, and our leverage ratio was 2.78, as defined in our Credit Agreement. Our Credit Agreement limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. The Credit Agreement also allows for a sale leaseback of our real estate up to $300,000, of which approximately $51,000 is still available as of July 29, 2016. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement extend further credit may be terminated. We are in compliance with the financial covenant requirements of our Credit Agreement as of July 29, 2016.

As of July 29, 2016, we had $333,337 outstanding on the Credit Agreement. The primary purposes of the Credit Agreement are for trade and stand-by letters of credit in the ordinary course of business as well as working capital, refinancing of existing indebtedness, if any, capital expenditures, joint ventures and acquisitions, stock repurchases and other general corporate purposes.

Mortgage Loan Borrowings
On February 9, 2016, we entered into a $30,000 mortgage credit agreement ("Mortgage Loan") on our home office facility. The Mortgage Loan represents a credit facility secured by our home office real estate and building. Borrowings under the Mortgage Loan bear interest, at the Borrower's option, at a rate based on LIBOR or the Base Rate, plus an applicable rate of 4.625% per annum for LIBOR or 3.625% per annum for the Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (a) the Federal Funds Open Rate, plus 0.5%, (b) the Bank of America Prime Rate, or (c) the Eurodollar Rate, plus 1.0%. We incurred financing costs of $1,064 associated with this borrowing, which is being amortized over the 10 year term of the agreement, and is classified as a reduction of the outstanding long-term debt liability on our Consolidated Balance Sheet. We are required to make quarterly payments of $750 until the Mortgage Loan's maturity date. The Mortgage Loan has a maturity date of February 9, 2026.
The carrying values of our borrowings approximate their fair values.
As of July 29, 2016, we had outstanding letters of credit that totaled $13,923, of which $13,623 is utilized as part of the total amount available under our Credit Agreement. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of the terms set forth in these arrangements.

Our combined effective interest rate for the Credit Agreement and Mortgage Loan was 2.48% for the three months ended July 29, 2016. Our effective interest rate for the Credit Agreement was 2.21% for the three months ended July 24, 2015. Interest costs of $198 and $11 incurred for the three months ended July 29, 2016 and July 24, 2015, respectively, were capitalized in connection with our ERP system implementation and other construction activities. Interest paid during three months ended July 29, 2016 and July 24, 2015 was $2,203 and $2,738, respectively. Net interest expense during three months ended July 29, 2016 and July 24, 2015 was comprised of the following:

	Three Months Ended
(in thousands)	July 29, 2016	July 24, 2015
Interest Expense:
Variable-rate debt (1)	$2,371	$2,795
Fixed-rate debt (2)	396	437
Capitalized interest	(198)	(11)
Total Interest Expense on outstanding borrowings	2,569	3,221
Interest income:
Accretion on note receivable (3)	(558)	(499)
Other (4)	(118)	(116)
Total Interest Income	(676)	(615)
Net Interest Expense	$1,893	$2,606

(1)	Primarily interest expense on our Credit Agreement Borrowings and our Mortgage loan

(2)	Includes the amortization of debt issuance costs

(3)	Accretion on our $30,000 note receivable, obtained as part of the sale of Mimi’s Café to Le Duff.

(4)	Primarily interest income on our $30,000 note receivable, obtained as part of the sale of Mimi’s Café to Le Duff.

3. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was 22.4% for the three months ended July 29, 2016, as compared to 24.3% for the corresponding period a year ago. The lower tax rate for the three months ended July 29, 2016, as compared to the corresponding period last year, was driven primarily by the impact of yearly variances in the forecasted annual rate related to wage credits, the domestic productions activities deduction and officers' life insurance.
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
In the fourth quarter of fiscal 2015 management committed to a plan to close 16 owned, and four leased restaurants in fiscal 2016. We closed all 20 of these restaurants in the first half of fiscal 2016. In the fourth quarter of fiscal 2016 management committed to a plan to close an additional 21 owned and six leased restaurants. Associated with this plan, we incurred severance costs for both salaried and hourly employees at the closing restaurants. We closed all 21 of the owned locations in the fourth quarter of fiscal 2016 and closed three of the leased restaurants in the first quarter of fiscal 2017. We incurred charges of $807 in the first quarter of fiscal 2017 associated with debranding and lease terminations.
Liabilities as of July 29, 2016, include $1,022 associated with corporate severance charges, primarily incurred in the fourth quarter of fiscal 2016, as well as $181 and $267 of severance and lease termination charges associated with restaurant closure activity.

See tables below for detail of restructuring activity for the three months ended July 29, 2016, and July 24, 2015, respectively:

(in thousands)	Bob Evans Restaurants	BEF Foods	Corporate and Other	Total
Balance, April 29, 2016	$1,135	$—	$1,563	$2,698
Restructuring and related severance charges incurred	807	—	—	807
Amounts paid	(1,481)	—	(562)	(2,043)
Adjustments	(13)	—	21	8
Balance, July 29, 2016	$448	$—	$1,022	$1,470

(in thousands)	Bob Evans Restaurants	BEF Foods	Corporate and Other	Total
Balance, April 24, 2015	$1,105	$481	$2,040	$3,626
Restructuring and related severance charges incurred	100	28	—	128
Amounts paid	(1,075)	(216)	(945)	(2,236)
Adjustments	—	(4)	(74)	(78)
Balance, July 24, 2015	$130	$289	$1,021	$1,440
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
No impairment charges were recorded in either the three months ended July 29, 2016, or July 24, 2015, respectively.
6. Share-Based Compensation
The Stock Compensation Topic of the FASB ASC 718 ("ASC 718") requires that we measure the cost of employee services received in exchange for an equity award, such as stock options, restricted stock awards, restricted stock units and market-based performance share units, based on the estimated fair value of the award on the grant date. The cost is recognized in the income statement over the vesting period of the award on a straight-line basis with the exception of compensation cost related to awards for retirement eligible employees (as defined in the applicable plan or share grant) which is recognized immediately on the grant date. Compensation cost is recognized based on the grant date fair value estimated in accordance with ASC 718.
As of July 29, 2016, there were equity awards outstanding under the Amended and Restated Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”), as well as previous equity plans adopted in 2006, and 1993. The types of awards that may be granted under the 2010 Plan include: stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), cash incentive awards, performance share units ("PSUs"), and other awards. During the three months ended July 29, 2016, the Company granted approximately 74,000 and 142,000 RSUs and PSUs respectively, under the 2010 Plan. During the three months ended July 24, 2015, the Company granted approximately 67,000 RSAs and RSUs and 70,000 PSUs under the 2010 Plan.
RSAs and RSUs granted under the 2010 Plan vest ratably, primarily over three years for employees and one year for nonemployee directors of the Company. The PSUs granted in fiscal years 2016 and 2017 have market-based vesting conditions and vest at the end of a three-year performance period if they achieve those vesting conditions.

Share-based compensation expense, included primarily within the S,G&A line on the Consolidated Statements of Net Income, was $1,440 and $2,048 for the three months ended July 29, 2016, and July 24, 2015, respectively.
7. Other Compensation Plans

Defined Contribution Plan: We have a defined contribution 401(k) retirement savings plan that is available to substantially all employees who have at least 1,000 hours of service.
Nonqualified Deferred Compensation Plans: We have three nonqualified deferred compensation plans, the Bob Evans Executive Deferral Plans I and II (collectively referred to as “BEEDP”) and Bob Evans Directors’ Deferral Plan (“BEDDP”), which provide certain executives and Board of Directors members, respectively, the opportunity to defer a portion of their current year salary or stock compensation to future years. A third party manages the investments of employee deferrals. Expenses related to investment results of these deferrals are based on the change in quoted market prices of the underlying investments elected by plan participants, and are recorded within S,G&A.
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
Participants who defer cash compensation into our deferral plans have a range of investment options, one of which is company stock. Obligations for participants who choose this investment election are satisfied only in shares of company stock, while all other obligations are satisfied in cash. These share-based obligations are treated as "Plan B" instruments, as defined by ASC 710. These deferred compensation obligations are recorded as liabilities on the Consolidated Balance Sheets, in the deferred compensation line. We record compensation cost for subsequent changes in fair value of these obligations. Participants earn share-based dividend equivalents in an amount equal to the value of per-share dividends paid to common shareholders. These dividends accumulate into additional shares of common stock, and are recorded as compensation cost in the period in which the dividends are paid. At July 29, 2016, our deferred compensation obligation included $592 of share based obligations, which represents approximately 16,000 shares. The dilutive impact of these shares is included in the denominator of our EPS calculation. Compensation cost (benefit) recognized on the adjustment of fair value for deferred awards was immaterial in the current and prior year.
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
Deferred compensation liabilities expected to be satisfied within the next 12 months are classified as current liabilities within the Accrued wages and related liabilities line of the Consolidated Balance Sheets. Our deferred compensation liabilities as of July 29, 2016, and April 29, 2016, consisted of the following:

(in thousands)	July 29, 2016	April 29, 2016
Liability for deferred cash obligations in BEEDP and BEDDP Plans	$13,389	$12,845
Liability for deferred cash obligations in SERP plan	6,148	6,271
Liability for deferred share-based obligations in BEEDP and BEDDP Plans	592	673
Other noncurrent compensation arrangements	106	100
Total deferred compensation liabilities	20,235	19,889
Less current portion (1)	(2,092)	(2,128)
Noncurrent deferred compensation liabilities	$18,143	$17,761
(1)    Current portion of deferred compensation is included within the accrued wages and related liabilities line on the Consolidated Balance Sheets

The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations in our nonqualified deferred compensation plans. Assets held by the Rabbi Trust are recorded on our Consolidated Balance Sheets, and include company-owned life insurance ("COLI") policies, short-term money market securities and Bob Evans common-stock. The company-owned life insurance policies held by the Rabbi Trust are recorded at cash surrender value on the Rabbi Trust Assets line of Consolidated Balance Sheets and totaled $20,943 and 20,662 as of July 29, 2016, and April 29, 2016, respectively. The cash receipts and payments related to the company-owned life insurance proceeds are included in cash flows from operating activities on the Consolidated Statements of Cash Flows and changes in the cash surrender value for these assets are reflected within the S,G&A line in the Consolidated Statements of Net Income.
The short-term securities held by the Rabbi Trust are recorded at their carrying value, which approximates fair value, on the prepaid expenses and other current assets line of the Consolidated Balance Sheets and totaled $2,569 and $3,290 as of July 29, 2016, and April 29, 2016, respectively. All assets held by the Rabbi Trust are restricted to their use as noted above.

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
In the fourth quarter of fiscal 2016 we settled a class-action related to alleged violations of the Fair Labor Standards Act by misclassifying assistant managers as exempt employees and failing to pay overtime compensation during the period of time the employee worked as an assistant manager. In the first quarter of fiscal 2016 we reached an agreement in principle to resolve the litigation matter and recorded a $10,500 charge. In the fourth quarter of fiscal 2016, the Court issued a Final Approval Order on the settlement and the appeals period expired, and we recorded a favorable adjustment of $3,344. The charge and adjustment were recorded in the S,G&A line of the consolidated and Bob Evans Restaurants' Statement of Net Income.
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

Information on our reporting segments is summarized as follows:

	Three Months Ended
(in thousands)	July 29, 2016	July 24, 2015
Net Sales:
Bob Evans Restaurants	$220,376	$238,669
BEF Foods	90,713	86,048
Intersegment net sales of food products	(4,772)	(3,004)
Subtotal of BEF Foods	85,941	83,044
Total	$306,317	$321,713
Operating income (loss):
Bob Evans Restaurants	$11,602	$9,796
BEF Foods	15,387	15,851
Corporate and Other	(13,291)	(17,385)
Total	$13,698	$8,262
Discussion of segment results is included within Management's Discussion and Analysis of Financial Condition and Results of Operations.
10. Supplemental Cash Flow Information
Cash paid for income taxes and interest for the three months ended July 29, 2016, and July 24, 2015, is summarized as follows:

	Three Months Ended
(in thousands)	July 29, 2016	July 24, 2015
Income taxes paid	$17,701	$55
Income taxes refunded	(128)	(7,471)
Income taxes refunded, net	17,573	(7,416)
Interest paid	$2,203	$2,738
11. Subsequent Events
On August 24, 2016, the Board of Directors approved a quarterly cash dividend of $0.34 per share, payable on September 19, 2016, to shareholders of record at the close of business on September 5, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. This MD&A may contain forward-looking statements that set forth our expectations and anticipated results based on management’s plans and assumptions. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2016, under the heading “Item 1A. Risk Factors,” and as supplemented in our other filings with the SEC.
We have two reporting segments, Bob Evans Restaurants and BEF Foods, which is reflected in management's discussion and analysis of financial condition and result of operations. As of July 29, 2016, we operated 522 full-service Bob Evans Restaurants in 18 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. In the BEF Foods segment we produce and distribute a variety of complementary home-style, refrigerated side dish convenience food items and pork sausage under the Bob Evans, Owens and Country Creek brand names. These food products are available throughout the United States. We also manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and other restaurants and food sellers.
All direct costs related to our two reporting segments are included in segment results. The results of operations of our reporting segments exclude expenses from certain corporate and other functions which we consider overall corporate costs, or costs not reflective of the reporting segment’s core operating business.
Results: Three Months Ended July 29, 2016, as Compared to Three Months Ended July 24, 2015
Bob Evans Farms, Inc. Consolidated Overview

Net sales were $306.3 million in the first quarter of fiscal 2017, a decrease of $15.4 million as compared to the corresponding period last year. Operating income was $13.7 million in the first quarter of fiscal 2017, an increase of $5.4 million as compared to the corresponding period last year. The increase in operating income was due to a $4.1 million reduction in corporate and other costs and a $1.8 million increase in operating income from Bob Evans Restaurants, partially offset by a $0.5 million reduction in operating income from BEF Foods.
Bob Evans Restaurants' first quarter results were negatively impacted by a 4.3% reduction in same store sales as compared to the prior year. The impact of lower same store sales in the first quarter was partially offset by a $10.5 million reduction in costs associated with the settlement of a class action lawsuit occurring in fiscal 2016. BEF Foods' results were favorably impacted by higher sales volumes. This favorability was offset by an increase in sow costs, increased trade spending and higher planned advertising expense. Corporate and other costs were favorably impacted by a decrease in legal and professional fees and lower wage and benefit costs driven by headcount reductions.
Pretax income in the first quarter of fiscal 2017 was $11.8 million as compared to a pretax income of $5.7 million in the corresponding period last year. The effective tax rate was 22.4% in the current year as compared to 24.3% in the corresponding period last year. Earnings per diluted share were $0.46 as compared to $0.19 in the corresponding period last year.

	Three Months Ended
	Consolidated Results				Bob Evans Restaurants
(in thousands)	July 29, 2016		July 24, 2015		July 29, 2016		July 24, 2015
Net Sales	$306,317		$321,713		$220,376		$238,669
Cost of sales	93,250	30.4%	96,322	29.9%	55,236	25.1%	61,469	25.8%
Operating wage and fringe benefit expenses	100,698	32.9%	104,959	32.6%	91,515	41.5%	95,465	40.0%
Other operating expenses	55,642	18.2%	51,589	16.0%	42,544	19.3%	39,935	16.7%
Selling, general and administrative expenses	25,455	8.3%	40,428	12.6%	8,404	3.8%	18,524	7.8%
Depreciation and amortization expense	17,574	5.7%	20,153	6.3%	11,075	5.0%	13,480	5.6%
Operating Income	$13,698	4.5%	$8,262	2.6%	$11,602	5.3%	$9,796	4.1%

	Three Months Ended
	BEF Foods				Corporate and Other
(in thousands)	July 29, 2016		July 24, 2015		July 29, 2016	July 24, 2015
Net Sales	$85,941		$83,044		$—	$—
Cost of sales	38,014	44.2%	34,853	42.0%	—	—
Operating wage and fringe benefit expenses	9,184	10.7%	9,494	11.4%	—	—
Other operating expenses	13,098	15.2%	11,654	14.0%	—	—
Selling, general and administrative expenses	6,464	7.6%	6,795	8.2%	10,586	15,109
Depreciation and amortization expense	3,794	4.4%	4,397	5.3%	2,705	2,276
Operating Income	$15,387	17.9%	$15,851	19.1%	$(13,291)	$(17,385)
These tables reflect data for the three months ended July 29, 2016, compared to the three months ended July 24, 2015. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The tables also include data for our two reporting segments, Bob Evans Restaurants and BEF Foods, and unallocated corporate and other costs. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.
Sales
Consolidated net sales decreased 4.8% to $306.3 million in the first quarter of fiscal 2017 as compared to the corresponding period a year ago. The net sales decrease was comprised of a decrease of $18.3 million in Bob Evans Restaurants, partially offset by an increase of $2.9 million in BEF Foods.
Bob Evans Restaurants’ net sales decreased $18.3 million, or 7.7%, compared to the corresponding period last year. Same-store sales declined 4.3%, primarily the result of a decline in on-premise dining. Additionally, there was a $7.9 million net reduction of sales due to net restaurant closures during the past year.
Same-store sales computations for a given period are based on net sales of restaurants that are open for at least 18 months prior to the start of that period. Net sales of closed restaurants are excluded from the same-store sales computation in the period in which the restaurants are closed.
The following chart summarizes the restaurant openings and closings during the last five quarters for Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2017
1st quarter (1)	527	—	5	522
Fiscal 2016
1st quarter	567	—	18	549
2nd quarter	549	—	2	547
3rd quarter	547	1	—	548
4th quarter	548	—	21	527
(1) First quarter 2017 results include one temporarily closed restaurant location

BEF Foods' net sales increased $2.9 million, or 3.5%, compared to the corresponding period last year. Total pounds sold increased by 6.4%, including a 12.5% increase in refrigerated side dish products and a 4.9% increase in sausage products, partially offset by a 9.9% decrease in food service. The increase in pounds sold was partially offset by an increased sales mix of lower-priced, although higher-margin side-dish products, as well as reduced net sausage pricing through increased trade spending.
The following table summarizes pounds sold by category in the first quarter of fiscal 2017 and the corresponding period last year:

	Three Months Ended
(in thousands)	July 29, 2016		July 24, 2015
Category
Refrigerated Sides	26,904	55.9%	23,922	52.9%
Sausage	11,142	23.2%	10,624	23.5%
Food Service	6,089	12.7%	6,759	14.9%
Frozen	2,071	4.3%	2,241	5.0%
Other	1,912	3.9%	1,693	3.7%
Total	48,118		45,239
Cost of Sales
Consolidated cost of sales was $93.3 million, or 30.4% of net sales, in the first quarter of fiscal 2017, compared to $96.3 million, or 29.9% of net sales, in the corresponding period a year ago. The 50 basis points ("bps") increase in the cost of sales ratio was driven by a 40 bps weighted decrease in Bob Evans Restaurants, offset by a 90 bps weighted increase in BEF Foods.
Bob Evans Restaurants’ cost of sales, predominantly food costs, was $55.2 million, or 25.1% of net sales, in the first quarter of fiscal 2017, compared to $61.5 million, or 25.8% of net sales, in the corresponding period a year ago. The decrease in cost of sales as a percentage of sales was driven primarily by lower commodity costs and reduced discounting.
BEF Foods’ cost of sales was $38.0 million, or 44.2% of net sales, in the first quarter of fiscal 2017, compared to $34.9 million, or 42.0% of net sales, in the corresponding period a year ago. The increase in cost of sales as a percentage of sales was primarily due to higher sow costs and increased trade spending. Sow costs averaged $48.46 per hundredweight in the first quarter of fiscal 2017, compared to $38.75 per hundredweight in the corresponding period last year.
Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses (“operating wages”) were $100.7 million, or 32.9% of net sales, in the first quarter of fiscal 2017, compared to $105.0 million, or 32.6% of net sales, in the corresponding period last year. The 30 bps increase in operating wages ratio was driven by a weighted bps increase in Bob Evans Restaurants.
Bob Evans Restaurants’ operating wages were $91.5 million, or 41.5% of net sales, in the first quarter of fiscal 2017, compared to $95.5 million, or 40.0% of net sales, in the corresponding period last year. The decrease in total wage and fringe benefit expenses was due to the $3.9 million impact of the net reduction in store count and lower costs related to other benefits including health care costs, partially offset by a $1.5 million incremental investment in labor hours to support efforts to improve guest hospitality as well as higher wage rates driven by minimum wage increases. Wages increased as a percentage of sales due to the investment in hospitality and higher wage rates, as well as the impact of lower net sales driven by the 4.3% decline in same-store sales.
In BEF Foods, operating wages were $9.2 million, or 10.7% of net sales, in the first quarter of fiscal 2017, and $9.5 million, or 11.4% of net sales in the corresponding period last year. The decline in operating wages was driven by lower production wages due to plant operating efficiencies.
Other Operating Expenses
Consolidated other operating expenses were $55.6 million, or 18.2% of net sales, in the first quarter of fiscal 2017, compared to $51.6 million, or 16.0% of net sales, in the corresponding period last year. The 220 bps increase in other operating expenses ratio was driven by 180 bps weighted increase in Bob Evans Restaurants and a 40 bps weighted increase from BEF Foods. The most significant components of other operating expenses are utilities, advertising costs, repairs and maintenance, restaurant supplies, rent expense, BEF Foods' shipping and handling costs, credit and gift card processing fees and non-income based taxes.

Bob Evans Restaurants’ other operating expenses were $42.5 million, or 19.3% of net sales, in the first quarter of fiscal 2017, compared to $39.9 million, or 16.7% of net sales, in the corresponding period last year. The increase in other operating expenses was driven by a $2.7 million increase in rent expense associated with the sale leaseback of 143 restaurants in the fourth quarter of fiscal 2016.
BEF Foods’ other operating expenses were $13.1 million, or 15.2% of net sales, in the first quarter of fiscal 2017, compared to $11.7 million, or 14.0% of net sales, in the corresponding period last year. The increase was due to a planned $1.2 million of higher advertising costs and $1.0 million of higher rent expense due to the sale leaseback of two of our production facilities in the second quarter of fiscal 2016. These costs were offset by $0.6 million of lower transportation costs, primarily driven by lower gas prices.
Selling, General and Administrative Expenses
Consolidated S,G&A expenses were $25.5 million, or 8.3% of net sales, in the first quarter of fiscal 2017, compared to $40.4 million, or 12.7% of net sales, in the corresponding period last year. The 440 bps decrease in the S,G&A ratio was driven primarily by a decrease from Bob Evans Restaurants and lower corporate and other costs.
S,G&A expenses incurred by Bob Evans Restaurants include above-restaurant management and restaurant executive leadership. Bob Evans Restaurants' S,G&A was $8.4 million, or 3.8% of net sales, in the first quarter of fiscal 2017, compared to $18.5 million, or 7.8% of net sales, in the corresponding period last year. The decrease of $10.1 million is primarily attributable to the $10.5 million charge incurred in the prior year related to the settlement of a class action lawsuit, partially offset by costs incurred in fiscal 2017 associated with the closure of three leased restaurants.
S,G&A expenses incurred by BEF Foods include costs of our BEF Foods sales organization, and BEF Foods executive leadership. BEF Foods' S,G&A was $6.5 million, or 7.6% of net sales, in the first quarter of fiscal 2017, compared to $6.8 million, or 8.2%, of net sales in the corresponding period last year. The decrease in BEF Foods' S,G&A is primarily the result of lower management and selling wages.
Corporate and other costs that are not allocated to our reporting segments include information technology, finance, legal, human resources, supply chain and other corporate functions, and includes costs such as ongoing IT infrastructure costs, third-party legal and professional fees and other costs. Corporate and other costs that are not allocated to our reporting segments were $10.6 million in the first quarter of fiscal 2017, as compared to $15.1 million in the corresponding period last year. The decrease in corporate and other S,G&A was primarily the result of $2.7 million in lower legal and professional fees and $1.8 million of lower other costs, including lower compensation costs due to headcount reductions.
Depreciation and Amortization
Consolidated depreciation and amortization expenses (“D&A”) were $17.6 million, or 5.7% of net sales, in the first quarter of fiscal 2017, compared to $20.2 million, or 6.3% of net sales, in the corresponding period last year.
Bob Evans Restaurants’ D&A expenses were $11.1 million, or 5.0% of net sales, in the first quarter of fiscal 2017, compared to $13.5 million, or 5.6% of net sales, in the corresponding period last year. The decrease is primarily the result of the sale leaseback of 143 restaurant properties in the fourth quarter of fiscal 2016.
BEF Foods’ D&A expenses were $3.8 million, or 4.4% of net sales, the first quarter of fiscal 2017, compared to $4.4 million, or 5.3% of net sales, in the prior year period. The decrease is primarily the result of the sale leaseback of our Lima, Ohio and Sulphur Springs, Texas, production facilities in the second quarter of fiscal 2016.
D&A expenses for unallocated corporate assets were $2.7 million in the first quarter of fiscal 2017, compared to $2.3 million, in the corresponding period last year. The increase is primarily driven by depreciation and amortization from technology-related capital expenditures in fiscal 2016.
Interest
Net interest expense in the first quarter of fiscal 2017 was $1.9 million, compared to $2.6 million in the corresponding period last year. The reduction in interest costs was primarily the result of lower average net borrowings on our Credit Agreement as compared to last year.
Income Taxes
The provision for income taxes is based on our current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate in the first quarter of fiscal 2017 was 22.4% compared to a benefit of 24.3% in the corresponding period a year ago. The lower tax rate in the first quarter of fiscal 2017 was driven primarily by the impact of the impact of yearly variances in the forecasted annual rate related wage credits, the domestic production activities deduction and officer’s life insurance.

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
Capital expenditures were $19.0 million and $12.3 million, respectively, for the three months ended July 29, 2016, and July 24, 2015. In the three months ended July 29, 2016, capital expenditures primarily related to our new restaurant point-of-sale system, an additional refrigerated side dish production line at our Lima, Ohio plant, other IT infrastructure projects and general restaurant improvements. In fiscal 2017, capital expenditures are expected to approximate $75.0 million to $80.0 million and include expenditures for those items discussed above.
During the first quarter of fiscal year 2017 we paid a cash dividend of $0.34 per share, while in the first quarter of fiscal 2016 we paid a cash dividend of $0.31 per share. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends are at the discretion of our Board of Directors.
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
In fiscal 2016 we repurchased approximately 3.9 million shares for $171.5 million. The repurchases were funded primarily through additional borrowings on our Credit Agreement, cash from operations and the net proceeds from the sale leaseback transactions of 143 restaurant properties and two production facilities. We did not repurchase any shares in the first quarter of fiscal 2017. As of July 29, 2016, we had $78.5 million remaining on our share repurchase authorization. Additional repurchases during fiscal 2017 will depend on valuation, maintaining a prudent leverage ratio and other factors.
On January 2, 2014, we entered into the Credit Agreement, which represents a syndicated secured revolving credit facility. We incurred financing costs of $2.1 million associated with this Credit Agreement, which are being amortized over the remaining term of the agreement. As a result of the Third Amendment to the Credit Agreement, effective October 21, 2015, and discussed further below, up to $650.0 million of borrowings are available, including a letter of credit sub-facility of $50.0 million, and an accordion provision that permits the Company to request an additional $300.0 million for certain transactions, which could increase the revolving credit commitment to $950.0 million. It is secured by the stock pledges of certain of our material subsidiaries. Borrowings under the Credit Agreement bear interest, at our option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 1.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.50%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.00%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. Our effective interest rate for the Credit Agreement was 2.48% during the three months ended July 29, 2016. As of July 29, 2016, we had outstanding borrowings of $333.3 million under our credit facility and $13.9 million was reserved for certain standby letters of credit.
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
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. It requires us to maintain a specified minimum coverage ratio and maximum leverage ratio at July 29, 2016, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.25 to 1.00. As of July 29, 2016, our leverage ratio was 2.78, and our coverage ratio was 11.82, as defined in our Credit Agreement. Our Credit Agreement also limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. The Credit Agreement also allows for a sale leaseback of our real estate of up to $300.0 million, of which approximately $51 million is still available as of July 29, 2016. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement to extend further credit, terminated. We were in compliance with the financial covenant requirements of our Credit Agreement as of July 29, 2016.
The outstanding borrowings on our Credit Agreement were $333.3 million and $307.0 million as of July 29, 2016, and April 29, 2016, respectively.

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
On April 14, 2016, the Company entered into an agreement pursuant to which we sold 143 restaurant properties for a combined $197.2 million. We received net proceeds of $191.7 million, after consideration of closing and other transaction costs. The closing of the sale leaseback transactions provide us with after tax proceeds of approximately $164 million. As part of the transactions, Bob Evans Restaurants entered into absolute net master leases for the portfolio properties, for an initial term of 20 years, with five renewal options of five years each, at an annual rent of 6.65% of the purchase price for the first year. Certain of the properties include a CPI-based rent escalator with a maximum 1.5% annual increase, while others include a 1.5% annual rent escalator. In addition, the Company and BEF Foods, Inc. entered into payment and performance guaranties. The net proceeds were used to pay down debt under the Company’s credit agreement and for other corporate purposes.

We believe that our cash flow from operations, as well as the available borrowings under our Credit Agreement, will be sufficient to fund anticipated capital expenditures, working capital requirements, dividend payments and share repurchases.

Operating activities
Net cash used in operating activities was $7.9 million for the three months ended July 29, 2016 as compared to net cash provided by operating activities of $40.1 million for the corresponding period last year. The change in operating cash flow was driven by income taxes paid of $17.7 million for the three months ended July 29, 2016 as compared to income taxes refunded of $7.5 million during the corresponding period last year, as well as other working capital changes.
Investing activities
Cash used in investing activities was $17.1 million for the three months ended July 29, 2016, and $10.8 million for the three months ended July 24, 2015. The increase in cash used by investing activities was primarily due to an increase in capital expenditures. In the three months ended July 29, 2016, capital expenditures primarily related to our new restaurant point-of-sale system, an additional refrigerated side dish production line at our Lima, Ohio plant, the second phase of our ERP implementation and general restaurant improvements.
Financing activities
Cash provided by financing activities was $16.5 million for the three months ended July 29, 2016, as compared to cash used by financing activities of $29.7 million for the three months ended July 24, 2015. The increase in cash provided by financing activities was primarily due to the $60.6 million of repurchases of our common stock during the first quarter of fiscal 2016, partially offset by $14.4 million of incremental borrowings on our Credit Agreement and other long-term debt also in the first quarter of fiscal 2016.
Contractual obligations
There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in our Annual Report on Form 10-K, for the fiscal year ended April 29, 2016.
Off-Balance Sheet Arrangements
As of July 29, 2016, we have not entered into any “off-balance sheet” arrangements with unconsolidated entities or other persons, as that term is defined in rules issued by the SEC.

Critical Accounting Policies and Estimates
As discussed in Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We routinely re-evaluate these significant factors and make adjustments where facts and circumstances dictate. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended April 29, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.
Interest Rate Risk

At July 29, 2016, our outstanding debt included $333.3 million outstanding on the credit facility, and $31.2 million of other outstanding long-term notes. A change in market interest rates will impact our Credit Agreement when there is an outstanding balance.  For example, a one percent increase in the benchmark rate used for our Credit Agreement would increase our annual interest expense by approximately $3.4 million, assuming the $333.3 million outstanding at July 29, 2016, was outstanding for the entire year.
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
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended July 29, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 29, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
In fiscal 2016 we repurchased approximately 3.9 million shares for $171.5 million. The repurchases were funded primarily through additional borrowings on our Credit Agreement, cash from operations and the net proceeds from the sale leaseback transactions of 143 restaurant properties and two production facilities. We did not repurchase any shares in the first quarter of fiscal 2017. As of July 29, 2016, we have $78.5 million remaining on our share repurchase authorization. Additional repurchases during fiscal 2017 will depend on valuation, maintaining a prudent leverage ratio and other factors.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS
See index to exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.

Date: August 31, 2016	By:	/s/ Saed Mohseni
Saed Mohseni President and Chief Executive Officer (Principal Executive Officer)

Date: August 31, 2016	By:	/s/ Mark E. Hood
Mark E. Hood Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

Date: August 31, 2016	By:	/s/ Beth A. Rauschenberger
Beth A. Rauschenberger Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
 * Mr. Hood and Ms. Rauschenberger have been duly authorized to sign on behalf of the Registrant as its principal financial officer and its principal accounting officer, respectively.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated July 29, 2016
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