Form 10-Q
period 2016-10-28
BOB EVANS FARMS INC
filed 2016-12-05
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
As of December 2, 2016, the registrant had 19,765,042 shares of its common stock, $.01 par value, outstanding.

BOB EVANS FARMS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOB EVANS FARMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	Unaudited October 28, 2016	April 29, 2016
Assets
Current Assets
Cash and equivalents	$4,883	$12,896
Accounts receivable, net	39,823	28,893
Inventories	33,335	24,997
Federal and state income taxes receivable	4,309	—
Prepaid expenses and other current assets	8,816	9,307
Current assets held for sale	23,887	31,644
Total Current Assets	115,053	107,737
Property, plant and equipment	1,285,883	1,263,413
Less accumulated depreciation	689,722	665,777
Net Property, Plant and Equipment	596,161	597,636
Other Assets
Deposits and other	3,826	4,622
Notes receivable, net	6,256	20,886
Rabbi trust assets	21,629	20,662
Goodwill and other intangible assets	19,751	19,829
Non-current deferred tax assets	34,905	29,002
Total Other Assets	86,367	95,001
Total Assets	$797,581	$800,374
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$3,423	$3,419
Accounts payable	41,628	37,518
Accrued property, plant and equipment purchases	5,149	5,308
Accrued non-income taxes	14,246	15,696
Accrued wages and related liabilities	19,417	26,358
Self-insurance reserves	18,429	20,169
Deferred gift card revenue	12,051	14,147
Current taxes payable	2,699	9,473
Current reserve for uncertain tax provision	1,481	1,481
Other accrued expenses	25,773	31,988
Total Current Liabilities	144,296	165,557
Long-Term Liabilities
Deferred compensation	18,022	17,761
Reserve for uncertain tax positions	2,650	2,752
Deferred rent and other	6,313	5,851
Long-term deferred gain	54,803	56,371
Credit facility borrowings and other long-term debt	358,360	335,638
Total Long-Term Liabilities	440,148	418,373
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000 shares; issued 42,638 shares at October 28, 2016, and April 29, 2016	426	426
Capital in excess of par value	245,535	244,304
Retained earnings	827,999	832,323
Treasury stock, 22,872 shares at October 28, 2016, and 22,881 shares at April 29, 2016, at cost	(860,823)	(860,609)
Total Stockholders’ Equity	213,137	216,444
Total Liabilities and Stockholders' Equity	$797,581	$800,374
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME
UNAUDITED
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 28, 2016	October 23, 2015	October 28, 2016	October 23, 2015
Net Sales	$315,963	$325,021	$622,280	$646,734
Cost of sales	96,232	102,709	189,482	199,030
Operating wage and fringe benefit expenses	100,150	104,403	200,848	209,287
Other operating expenses	58,457	56,181	114,098	107,815
Selling, general and administrative expenses	25,487	29,902	50,945	70,361
Depreciation and amortization expense	17,646	20,107	35,219	40,260
Impairments	16,523	285	16,523	285
Operating Income	1,468	11,434	15,165	19,696
Net interest expense	1,741	2,883	3,633	5,489
(Loss) Income Before Income Taxes	(273)	8,551	11,532	14,207
(Benefit) Provision for income taxes	(491)	2,120	2,151	3,496
Net Income	$218	$6,431	$9,381	$10,711
Earnings Per Share — Net Income
Basic	$0.01	$0.29	$0.47	$0.48
Diluted	$0.01	$0.29	$0.47	$0.47

Cash Dividends Paid Per Share	$0.34	$0.31	$0.68	$0.62

Weighted Average Shares Outstanding
Basic	19,825	22,115	19,807	22,421
Dilutive shares	139	118	175	151
Diluted	19,964	22,233	19,982	22,572
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended
	October 28, 2016	October 23, 2015
Operating activities:
Net income	$9,381	$10,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,218	40,260
Impairments	16,523	285
(Gain) Loss on disposal of fixed assets	(1,664)	1,603
(Gain) Loss on rabbi trust assets	(967)	2,453
Loss (Gain) on deferred compensation	1,115	(1,462)
Share-based compensation	3,263	3,329
Accretion on long-term note receivable	(1,133)	(1,011)
Deferred income taxes	(5,903)	161
Amortization of deferred financing costs	720	1,336
Cash provided by (used for) assets and liabilities:
Accounts receivable	(10,930)	(5,597)
Inventories	(8,338)	(4,558)
Prepaid expenses and other current assets	491	(1,136)
Accounts payable	4,110	8,454
Federal and state income taxes	(11,185)	10,719
Accrued wages and related liabilities	(6,941)	(7,710)
Self-insurance	(1,740)	1,904
Accrued non-income taxes	(1,450)	2,072
Deferred revenue	(2,096)	(1,794)
Other assets and liabilities	(7,060)	6,332
Net cash provided by operating activities	11,414	66,351
Investing activities:
Purchase of property, plant and equipment	(37,086)	(26,667)
Proceeds from sale of property, plant and equipment	10,688	58,451
Deposits and other	130	(566)
Net cash (used in) provided by investing activities	(26,268)	31,218
Financing activities:
Cash dividends paid	(13,452)	(14,040)
Gross proceeds from credit facility borrowings and other long-term debt	189,179	380,192
Gross repayments of credit facility borrowings and other long-term debt	(166,490)	(356,610)
Payments of debt issuance costs	—	(2,517)
Purchase of treasury stock	—	(104,929)
Proceeds from share-based compensation	—	214
Cash paid for taxes on share-based compensation	(667)	(1,007)
Excess tax benefits from share-based compensation	(1,729)	131
Net cash provided by (used in) financing activities	6,841	(98,566)
Net decrease in cash and equivalents	(8,013)	(997)
Cash and equivalents at the beginning of the period	12,896	6,358
Cash and equivalents at the end of the period	$4,883	$5,361
The accompanying notes are an integral part of the financial statements.

BOB EVANS FARMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies
Unaudited Consolidated Financial Statements: The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as the “Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by U.S. generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. No significant changes have occurred in the financial disclosures made in our Form 10-K for the fiscal year ended April 29, 2016 (refer to the Form 10-K for a summary of significant accounting policies followed in the preparation of the consolidated financial statements). Throughout the Unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements, dollars are in thousands, except share and per-share amounts.
Description of Business: As of October 28, 2016, we operated 522 full-service Bob Evans Restaurants in 18 states. Bob Evans Restaurants are primarily located in the Midwest, Mid-Atlantic and Southeast regions of the United States. In the BEF Foods segment we produce and distribute a variety of complementary home-style, refrigerated side dish convenience food items and pork sausage under the Bob Evans ®, Owens ® and Country Creek ® brand names. These food products are available throughout the United States. We also manufacture and sell similar products to food-service accounts, including Bob Evans Restaurants and other restaurants and food sellers.
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
Revenue Recognition: Revenue in the Bob Evans Restaurants segment is recognized at the point of sale, other than revenue from the sale of gift cards, which is deferred and recognized upon redemption. Our gift cards do not have expiration dates or inactivity fees. All revenue is presented net of sales tax collections. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards (“gift card breakage”) based on historical redemption patterns, referred to as the redemption recognition method. Gift card breakage is recognized proportionately over the period of redemption in net sales in the Consolidated Statements of Net Income. The liability for unredeemed gift cards is included in deferred revenue on the Consolidated Balance Sheets, and was $12,051 and $14,147 at October 28, 2016, and April 29, 2016, respectively.
Revenue in the BEF Foods segment is recognized when products are received by our customers. We engage in promotional (sales incentive / trade spend) programs in the form of "off-invoice" deductions, billbacks, cooperative advertising and coupons with our customers. Costs associated with these programs are classified as a reduction of gross sales in the period in which the sale occurs.
Promotional (Trade) Spending: We engage in promotional (sales incentive) programs in the form of promotional discounts and coupons at Bob Evans Restaurants, and off-invoice deductions, billbacks, and cooperative advertising at BEF Foods. Costs associated with these programs are classified as a reduction of gross sales in the period in which the sale occurs. Promotional spending at Bob Evans Restaurants, primarily comprised of discounts taken on dine-in sales, was $8,519 and $9,504 for the three months ended October 28, 2016, and October 23, 2015, respectively, and $15,293 and $18,253 for the six months ended October 28, 2016, and October 23, 2015, respectively. Promotional spending at BEF Foods, primarily comprised of off-invoice deductions and billbacks, was $19,330 and $15,655 for the three months ended October 28, 2016, and October 23, 2015, respectively, and $35,621 and $30,408 for the six months ended October 28, 2016, and October 23, 2015, respectively.
Shipping and Handling costs: Expenditures related to shipping our BEF Foods' products to our customers are expensed when incurred. Shipping and handling costs were $4,092 and $3,322 for the three months ended October 28, 2016, and

October 23, 2015, respectively, and $7,404 and $7,191 for the six months ended October 28, 2016, and October 23, 2015, respectively, and are recorded in the other operating expenses line of the Consolidated Statements of Net Income.
Accounts Receivable: Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. Accounts receivable for Bob Evans Restaurants consist primarily of credit card receivables, while accounts receivable for BEF Foods consist primarily of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us were to occur, the recoverability of amounts due to us could change by a material amount. We had allowance for doubtful accounts of $871 and $534 as of October 28, 2016, and April 29, 2016, respectively. Accounts receivable was reduced by $11,410 and $4,916 as of October 28, 2016, and April 29, 2016, respectively, related to promotional incentives that reduce what is owed to the Company from certain BEF Foods' customers.

Notes Receivable: As a result of the sale of Mimi’s Café to Le Duff America, Inc. ("Le Duff"), we received a Promissory Note ("the Note") for $30,000. The Note has an annual interest rate of 1.5%, a term of seven years and a principal and interest payment due in February 2020. Partial prepayments are required prior to maturity if the buyer's business reaches certain levels of EBITDA during specified periods. No partial prepayments were received on the Note as of October 28, 2016. Repayment of the Note is not guaranteed by the parent company. Our right to repayment under the Note is subordinated to third-party lenders as well as other funding that may be provided by the parent company. In the event of a sale or liquidation of the Mimi’s Café restaurant chain or the entity that owns it by its parent company, our right to repayment may be subordinated to payments owed to the parent company and potentially reduced based on the funds available for repayment.

The note was originally valued using a discounted cash flow model. The Company recognized accretion income on the Note of $574 and $513 for the three months ended October 28, 2016, and October 23, 2015, respectively, and $1,133 and $1,011 for the six months ended October 28, 2016, and October 23, 2015, respectively. Accretion income is reflected within the Net Interest Expense caption of the Consolidated Statements of Net Income.

Subsequent to the end of our second quarter in fiscal 2017, in accordance with the provisions of the Note, management determined that full collectability under the terms of the Note was no longer probable. As a result, the Company re-evaluated the cash flows expected to be received from the Note. Based on the revised expected cash flows, the Company recorded an impairment reserve of $16,000 in the second quarter of fiscal 2017 which represents the difference between the previous carrying value and the revised expected cash flows. In accordance with the provisions of ASC 310 - Receivables, the Company will continue to evaluate the expected cash flows throughout the remaining term of the Note.

The Note is recorded on the notes receivable line of the Consolidated Balance sheet, and is $6,256 and $20,886 as of October 28, 2016, and April 29, 2016, respectively.

Inventories: We value our Bob Evans Restaurants' inventories at the lower of first-in, first-out cost (“FIFO”) or market and our BEF Foods' inventories at an average cost method which approximates a FIFO basis due to the perishable nature of that inventory. Inventory includes raw materials and supplies ($16,276 at October 28, 2016, and $13,815 at April 29, 2016) and finished goods ($17,059 at October 28, 2016, and $11,183 at April 29, 2016).
Property, Plant and Equipment: Property, plant and equipment is recorded at cost less accumulated depreciation. The straight-line depreciation method is used for nearly all capitalized assets, although some assets purchased prior to fiscal 1995 continue to be depreciated using accelerated methods. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (5 to 50 years) and machinery and equipment (3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the initial lease terms. Total depreciation expense was $17,606 and $20,067 in the three months ended October 28, 2016, and October 23, 2015, respectively, and $35,140 and $40,181 for the six months ended October 28, 2016, and October 23, 2015, respectively.
During the three months and six months ended October 28, 2016, we capitalized internal labor costs of $855 and $1,782, respectively, primarily related to the roll out of our new Restaurant point of sale system and other IT projects including the second phase of our ERP system. During the three months and six months ended October 23, 2015, we capitalized internal labor costs of $548 and $1,052, respectively, primarily related to the second phase of our ERP system and other IT projects. The first phase of our ERP system was put in service on April 25, 2015, and has an expected useful life of 10 years. The second phase of our ERP system was put in service in the second quarter of fiscal year 2017 and also has an expected useful life of 10 years.
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
Assets for 21 nonoperating Bob Evans Restaurants' locations and our former Richardson, Texas, plant location totaling $23,887 are classified as current assets held for sale in the Consolidated Balance Sheet as of October 28, 2016. Assets for 30 nonoperating Bob Evans Restaurants' locations, as well as our Richardson, Texas, location totaling $31,644 are classified as current assets held for sale in the Consolidated Balance Sheet as of April 29, 2016.
Goodwill and Other Intangible Assets: Goodwill and other intangible assets, which primarily represents the cost in excess of fair market value of net assets acquired, was $19,751 and $19,829 as of October 28, 2016, and April 29, 2016, respectively. The goodwill and other intangible assets are related to the BEF Foods segment. The majority of our goodwill was acquired as part of our fiscal 2013 acquisition of Kettle Creations. Additionally, as part of this acquisition we obtained a non-compete agreement with certain executives of the former company. The Kettle Creations non-compete agreement is amortized on a straight-line basis over its estimated economic life of five years.
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
The numerator in calculating both basic and diluted EPS for each period is reported net income. The denominator is based on the following weighted-average shares outstanding:

	Three Months Ended		Six Months Ended
(in thousands)	October 28, 2016	October 23, 2015	October 28, 2016	October 23, 2015
Basic	19,825	22,115	19,807	22,421
Dilutive shares	139	118	175	151
Diluted	19,964	22,233	19,982	22,572

In the three months and six months ended October 28, 2016, 337,218 and 326,605 shares of common stock were excluded from the diluted EPS calculations because they were anti-dilutive. In the three months and six months ended October 23, 2015, 251,799 and 241,455 shares of common stock were excluded from the diluted EPS calculations because they were anti-dilutive.
Dividends: In the three months ended October 28, 2016, and October 23, 2015, the Company paid a quarterly dividend equal to $0.34 and $0.31, respectively, per share on our outstanding common stock. In the six months ended October 28, 2016, and October 23, 2015, the Company paid dividends equal to $0.68 and $0.62, respectively, per share on our outstanding common stock. Individuals that hold awards for unvested and outstanding restricted stock units, market-based performance share units and outstanding deferred stock awards are entitled to receive dividend equivalent rights equal to the per-share cash dividends paid on outstanding units. Dividend equivalent rights are forfeitable until the underlying share-units from which they were derived vest. Share-based dividend equivalents are recorded as a reduction to retained earnings, with an offsetting increase to capital in excess of par value. Refer to table below:

	Six Months Ended
(in thousands)	October 28, 2016	October 23, 2015
Cash dividends paid to common stockholders	$13,452	$14,040
Dividend equivalent rights	253	213
Total dividends	$13,705	$14,253

Accrued Non-Income Taxes: Accrued non-income taxes primarily represent obligations for real estate and personal property taxes, as well as sales and use taxes for Bob Evans Restaurants. Accrued non-income taxes were $14,246 and $15,696 as of October 28, 2016, and April 29, 2016, respectively.
Self-Insurance Reserves: We record estimates for certain health, workers’ compensation and general insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Self-insurance reserves were $18,429 and $20,169 as of October 28, 2016, and April 29, 2016, respectively.
Deferred gains on sale leaseback transactions: In fiscal 2016, we entered into sale leaseback transactions for two of our BEF Foods' production facilities and 143 Bob Evans Restaurants' properties. Each of the BEF Foods and Bob Evans Restaurants transactions included 20 year lease terms with additional renewal periods, as well as payment and performance guaranties. Gains on the sale of properties related to the sale leaseback transactions that were completed in fiscal 2016 were deferred and are recognized on a straight-line basis over the initial term of the lease. Gains of $56,868 and $2,305 were recorded and deferred as part of our fiscal 2016 Bob Evans Restaurants and BEF Foods sale leaseback transactions, respectively. Amortization of the deferred gains was $736 and $1,472 in the three months and six months ended October 28, 2016, respectively, and is recorded as a reduction to rent expense in the other operating expenses line of the Consolidated Statements of Net Income. See the table below for a summary of the unamortized deferred gains as of October 28, 2016, and April 29, 2016, respectively:

(in thousands)	October 28, 2016	April 29, 2016
Unamortized gain related to Bob Evans Restaurants' sale leaseback transaction	$55,329	$56,743
Unamortized gain related to BEF Foods' sale leaseback transaction	2,187	2,245
Total unamortized gains related to sale leaseback transactions	57,516	58,988
Less current portion (1)	(2,952)	(2,952)
Non-current deferred sale leaseback gains	$54,564	$56,036
(1)    Current portion of unamortized sale leaseback gains is recorded to the other accrued expenses line on the Consolidated Balance Sheets.

Advertising Costs: Media advertising is expensed at the time the media first airs. We expense all other advertising costs as incurred. Advertising expense was $10,206 and $10,033 in the three months ended October 28, 2016, and October 23, 2015, respectively, and $19,465 and $19,026 for the six months ended October 28, 2016, and October 23, 2015, respectively. Approximately 70% of year-to-date advertising costs were incurred in the Bob Evans Restaurants segment. Advertising costs are classified as other operating expenses in the Consolidated Statements of Net Income.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance requires companies to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective beginning in fiscal 2020, with early adoption permitted. We are currently evaluating this standard, including the timing of adoption and the related impact on our consolidated financial statements.
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
In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is to be applied using a retrospective transition method to each period presented. This standard is effective for us in our fiscal 2019. We are currently evaluating the impact this standard will have on our consolidated financial statements.
2. Long-Term Debt and Credit Arrangements
As of October 28, 2016, long-term debt was comprised of the outstanding balance on our Revolving Credit Facility Amended and Restated Credit Agreement ("Credit Agreement") of $331,387, the long term portion of our $30,000 Mortgage Loan, the long term portion of a $3,000 Research and Development Investment Loan ("R&D Loan") and an interest-free loan of $1,000, due 10 years from the date of borrowing, with imputed interest, which as a result is discounted to $884. Refer to the table below:

(in thousands)	October 28, 2016	April 29, 2016
Credit Agreement borrowings (1)	$331,387	$307,000
Mortgage Loan (1)	27,500	28,963
R&D Loan (1)	2,012	2,219
Interest-free loan (1)	884	875
Total borrowings	361,783	339,057
Less current portion	(3,423)	(3,419)
Long-term debt	$358,360	$335,638
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
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our Credit Agreement contains financial covenants that require us to maintain a specified minimum coverage ratio of not less than 3.00 to 1.00, and a maximum leverage ratio that may not exceed 4.25 to 1.00. As of October 28, 2016, our minimum coverage ratio was 12.27, and our leverage ratio was 2.83, as defined in our Credit Agreement. Our Credit

Agreement limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. The Credit Agreement also allows for a sale leaseback of our real estate up to $300,000, of which approximately $51,000 is still available as of October 28, 2016. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement extend further credit may be terminated. We are in compliance with the financial covenant requirements of our Credit Agreement as of October 28, 2016.

As of October 28, 2016, we had $331,387 outstanding on the Credit Agreement. The primary purposes of the Credit Agreement are for trade and stand-by letters of credit in the ordinary course of business as well as working capital, refinancing of existing indebtedness, if any, capital expenditures, joint ventures and acquisitions, stock repurchases and other general corporate purposes.

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
As of October 28, 2016, we had outstanding letters of credit that totaled $13,819, of which $13,519 is utilized as part of the total amount available under our Credit Agreement. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of the terms set forth in these arrangements.

Our combined effective interest rate for the Credit Agreement and Mortgage Loan was 2.23% and 1.97% for the three months ended October 28, 2016, and October 23, 2015, respectively, and 2.35% and 2.09% for the six months ended October 28, 2016 and October 23, 2015, respectively.

Interest costs of $314 and $50 for the six months ended October 28, 2016 and October 23, 2015, were capitalized in connection with our POS and ERP system implementations as well as the Line 4 expansion at our Lima production facility. Net interest expense during three months ended and six months ended October 28, 2016 and October 23, 2015 was comprised of the following:

	Three Months Ended		Six Months Ended
(in thousands)	October 28, 2016	October 23, 2015	October 28, 2016	October 23, 2015
Interest Expense:
Variable-rate debt (1)	$2,247	$2,614	$4,617	$5,408
Fixed-rate debt (2)	303	938	700	1,375
Capitalized interest	(116)	(39)	(314)	(50)
Total Interest Expense on outstanding borrowings	2,434	3,513	5,003	6,733
Interest income:
Accretion on note receivable (3)	(574)	(513)	(1,133)	(1,011)
Other (4)	(119)	(117)	(237)	(233)
Total Interest Income	(693)	(630)	(1,370)	(1,244)
Net Interest Expense	$1,741	$2,883	$3,633	$5,489

(1)	Primarily interest expense on our Credit Agreement Borrowings and our Mortgage loan

(2)	Includes the amortization of debt issuance costs and a $480 charge in the second quarter of fiscal 2016 related to the write off of unamortized debt issuance costs

(3)	Accretion on our $30,000 note receivable, obtained as part of the sale of Mimi’s Café to Le Duff (also see Note 1 for additional information)

(4)	Primarily interest income on our $30,000 note receivable, obtained as part of the sale of Mimi’s Café to Le Duff

3. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate was a benefit of 179.9% for the three months ended October 28, 2016, as compared to a provision of 24.8% for the corresponding period last year. The Company's effective income tax rate was 18.7% for the six months ended October 28, 2016 as compared to 24.6% for the corresponding period last year. The change in tax rates for the three months ended October 28, 2016, as compared to the corresponding period last year, was driven primarily by the impact of lower pretax income. The lower tax rate for the six months ended October 28, 2016, as compared to the corresponding period last year, was driven primarily by the impact of lower pretax income and yearly variances in the forecasted annual rate related to wage credits.
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
Liabilities as of October 28, 2016, include $682 associated with corporate severance charges, primarily incurred in the fourth quarter of fiscal 2016, as well as $181 and $267 of severance and lease termination charges associated with restaurant closure activity.
See tables below for detail of restructuring activity for the six months ended October 28, 2016, and October 23, 2015, respectively:

(in thousands)	Bob Evans Restaurants	BEF Foods	Corporate and Other	Total
Balance at April 29, 2016	$1,135	$—	$1,563	$2,698
Restructuring and related severance charges incurred	807	—	—	807
Amounts paid	(1,481)	—	(852)	(2,333)
Adjustments	(13)	—	(29)	(42)
Balance at October 28, 2016	$448	$—	$682	$1,130

(in thousands)	Bob Evans Restaurants	BEF Foods	Corporate and Other	Total
Balance at April 24, 2015	$1,105	$481	$2,040	$3,626
Restructuring and related severance charges incurred	112	28	—	140
Amounts paid	(1,086)	(488)	(1,150)	(2,724)
Adjustments	(131)	(21)	(194)	(346)
October 23, 2015	$—	$—	$696	$696

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
Impairment charges of $523 were recorded in the three months and six months ended October 28, 2016, related to one operating restaurant property where the value was determined to be lower than the carrying value. Impairment charges of $285 were recorded in the three months and six months ended October 23, 2015, related to two nonoperating restaurant properties where the respective fair values were determined to be lower than the carrying values.

	Three Months Ended				Six Months Ended
	October 28, 2016		October 23, 2015		October 28, 2016		October 23, 2015
Bob Evans Restaurants
Assets held and used	$523	(1)	$147	(2)	$523	(1)	$147	(2)
Assets held for sale	$—		$138	(3)	$—		$138	(3)
(1)    Relates to one operating location
(2)    Relates to one nonoperating location
(3)    Relates to one nonoperating location

Impairment of Note Receivable: Subsequent to the end of our second quarter in fiscal 2017, in accordance with the provisions of the note receivable ("the Note") obtained in conjunction with the sale of Mimi’s Café , management determined that full collectability under the terms of the Note was no longer probable. As a result, the Company re-evaluated the cash flows expected to be received from the Note. Based on the revised expected cash flows, the Company recorded an impairment reserve of $16,000 in the second quarter of fiscal 2017 which represents the difference between the previous carrying value and the revised expected cash flows. In accordance with the provisions of ASC 310 - Receivables, the Company will continue to evaluate the expected cash flows throughout the remaining term of the Note.

The Note is recorded on the notes receivable line of the Consolidated Balance sheet, and is $6,256 and $20,886 as of October 28, 2016, and April 29, 2016, respectively.

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
As of October 28, 2016, there were equity awards outstanding under the Amended and Restated Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”), as well as previous equity plans adopted in 2006, and 1993. The types of awards that may be granted under the 2010 Plan include: stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), cash incentive awards, performance share units ("PSUs"), and other awards. During the three months ended October 28, 2016, the Company granted approximately 24,000 RSUs under the 2010 Plan. During the six months ended October 28, 2016, the Company granted approximately 98,000 RSUs and 142,000 PSUs under the 2010 Plan.

During the three months ended October 23, 2015, the Company granted approximately 48,000 RSAs and RSUs under the 2010 Plan. During the six months ended October 23, 2015, the Company granted approximately 115,000 RSAs and RSUs and 70,000 PSUs under the 2010 Plan.
RSAs and RSUs granted under the 2010 Plan vest ratably, primarily over three years for employees and one year for nonemployee directors of the Company. The PSUs granted in fiscal years 2016 and 2017 have market-based vesting conditions and vest at the end of a three-year performance period if they achieve those vesting conditions.
Share-based compensation expense, included primarily within the S,G&A line on the Consolidated Statements of Net Income, was $1,824 and $1,281 for the three months ended October 28, 2016, and October 23, 2015, and $3,263 and $3,329 for the six months ended October 28, 2016, and October 23, 2015, respectively.
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
Participants who defer cash compensation into our deferral plans have a range of investment options, one of which is company stock. Obligations for participants who choose this investment election are satisfied only in shares of company stock, while all other obligations are satisfied in cash. These share-based obligations are treated as "Plan B" instruments, as defined by ASC 710. These deferred compensation obligations are recorded as liabilities on the Consolidated Balance Sheets, in the deferred compensation line. We record compensation cost for subsequent changes in fair value of these obligations. Participants earn share-based dividend equivalents in an amount equal to the value of per-share dividends paid to common shareholders. These dividends accumulate into additional shares of common stock, and are recorded as compensation cost in the period in which the dividends are paid. At October 28, 2016, our deferred compensation obligation included $800 of share based obligations, which represents approximately 20,000 shares. The dilutive impact of these shares is included in the denominator of our EPS calculation. Compensation cost (benefit) recognized on the adjustment of fair value for deferred awards was immaterial in the current and prior year.
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
Deferred compensation liabilities expected to be satisfied within the next 12 months are classified as current liabilities within the Accrued wages and related liabilities line of the Consolidated Balance Sheets. Our deferred compensation liabilities as of October 28, 2016, and April 29, 2016, consisted of the following:

(in thousands)	October 28, 2016	April 29, 2016
Liability for deferred cash obligations in BEEDP and BEDDP Plans	$13,600	$12,845
Liability for deferred cash obligations in SERP plan	5,990	6,271
Liability for deferred share-based obligations in BEEDP and BEDDP Plans	800	673
Other noncurrent compensation arrangements	110	100
Total deferred compensation liabilities	20,500	19,889
Less current portion (1)	(2,478)	(2,128)
Noncurrent deferred compensation liabilities	$18,022	$17,761
(1)    Current portion of deferred compensation is included within the accrued wages and related liabilities line on the Consolidated Balance Sheets

The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations in our nonqualified deferred compensation plans. Assets held by the Rabbi Trust are recorded on our Consolidated Balance Sheets, and include company-owned life insurance ("COLI") policies, short-term money market securities and Bob Evans common-stock. The company-owned life insurance policies held by the Rabbi Trust are recorded at cash surrender value on the Rabbi Trust Assets line of Consolidated Balance Sheets and totaled $21,629 and $20,662 as of October 28, 2016, and April 29, 2016, respectively. The cash receipts and payments related to the company-owned life insurance proceeds are included in cash flows from operating activities on the Consolidated Statements of Cash Flows and changes in the cash surrender value for these assets are reflected within the S,G&A line in the Consolidated Statements of Net Income.
The short-term securities held by the Rabbi Trust are recorded at their carrying value, which approximates fair value, on the prepaid expenses and other current assets line of the Consolidated Balance Sheets and totaled $1,819 and $3,290 as of October 28, 2016, and April 29, 2016, respectively. All assets held by the Rabbi Trust are restricted to their use as noted above.
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
Other Matters: The Division of Enforcement of the SEC conducted a formal investigation relating to disclosures set forth in our filings on Form 8 - K and Form 10 - Q/A both filed on December 3, 2014.  Those filings addressed the correction of our error in the classification of our borrowings under our credit agreement as a current liability rather than as a long-term liability, as reported in our Form 10 - Q filed on August 27, 2014.  On September 22, 2016, the SEC issued a closing notice to the Company confirming that the Staff had completed its investigation and determined not to recommend an enforcement action against the Company. The SEC rules provide that a closing notice must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the Staff's investigation.
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

Information on our reporting segments is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	October 28, 2016	October 23, 2015	October 28, 2016	October 23, 2015
Net Sales:
Bob Evans Restaurants	$219,805	$230,741	$440,181	$469,410
BEF Foods	102,134	99,480	192,846	185,528
Intersegment net sales of food products	(5,976)	(5,200)	(10,747)	(8,204)
Subtotal of BEF Foods	96,158	94,280	182,099	177,324
Total	$315,963	$325,021	$622,280	$646,734
Operating income (loss):
Bob Evans Restaurants	$13,461	$13,323	$25,062	$23,132
BEF Foods	18,679	13,997	34,066	29,834
Corporate and Other	(30,672)	(15,886)	(43,963)	(33,270)
Total	$1,468	$11,434	$15,165	$19,696
Discussion of segment results is included within Management's Discussion and Analysis of Financial Condition and Results of Operations.
10. Supplemental Cash Flow Information
Cash paid for income taxes and interest for the six months ended October 28, 2016, and October 23, 2015, is summarized as follows:

	Six Months Ended
(in thousands)	October 28, 2016	October 23, 2015
Income taxes paid	$21,263	$354
Income taxes refunded	(318)	(7,664)
Income taxes paid (refunded), net	20,945	(7,310)
Interest paid	$4,716	$5,338
11. Subsequent Events
On November 29, 2016, the Board of Directors approved a quarterly cash dividend of $0.34 per share, payable on December 23, 2016, to shareholders of record at the close of business on December 12, 2016.

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
We have two reporting segments, Bob Evans Restaurants and BEF Foods, which is reflected in management's discussion and analysis of financial condition and result of operations. As of October 28, 2016, we operated 522 full-service Bob Evans Restaurants in 18 states. Bob Evans Restaurants are primarily located in the Midwest, mid-Atlantic and Southeast regions of the United States. In the BEF Foods segment we produce and distribute a variety of complementary home-style, refrigerated side dish convenience food items and pork sausage under the Bob Evans, Owens and Country Creek brand names. These food products are available throughout the United States. We also manufacture and sell similar products to foodservice accounts, including Bob Evans Restaurants and other restaurants and food sellers.
All direct costs related to our two reporting segments are included in segment results. The results of operations of our reporting segments exclude expenses from certain corporate and other functions which we consider overall corporate costs, or costs not reflective of the reporting segment’s core operating business.
Results: Three Months Ended October 28, 2016, as Compared to Three Months Ended October 23, 2015
Bob Evans Farms, Inc. Consolidated Overview

Net sales were $316.0 million in the second quarter of fiscal 2017, a decrease of $9.1 million as compared to the corresponding period last year. Operating income was $1.5 million in the second quarter of fiscal 2017, a decrease of $10.0 million as compared to the corresponding period last year. The decrease in operating income was due to a $14.8 million increase in corporate and other costs, partially offset by a $4.7 million increase in operating income from BEF Foods, and a $0.1 million increase in operating income from Bob Evans Restaurants.
Bob Evans Restaurants' results were negatively impacted by a 1.8% reduction in same store sales as compared to the prior year. The impact of lower same store sales in the second quarter was offset by lower commodity costs and other lower operating costs. BEF Foods' results were favorably impacted by higher sales, improved margins, and expenses incurred in the prior year associated with the sale leaseback of two of our production facilities. Corporate and other costs were negatively impacted by a $16.0 million impairment related to a note receivable, partially offset by a decrease in legal and professional fees.
The pretax loss in the second quarter of fiscal 2017 was $0.3 million as compared to pretax income of $8.6 million in the corresponding period last year. The effective tax rate was a benefit of 179.9% in the current year as compared to a provision of 24.8% in the corresponding period last year. Earnings per diluted share were $0.01 as compared to $0.29 in the corresponding period last year.

	Three Months Ended
	Consolidated Results				Bob Evans Restaurants
(in thousands)	October 28, 2016		October 23, 2015		October 28, 2016		October 23, 2015
Net Sales	$315,963		$325,021		$219,805		$230,741
Cost of sales	96,232	30.5%	102,709	31.6%	56,007	25.5%	61,725	26.8%
Operating wage and fringe benefit expenses	100,150	31.7%	104,403	32.1%	89,352	40.7%	93,460	40.5%
Other operating expenses	58,457	18.5%	56,181	17.3%	43,018	19.6%	42,984	18.6%
Selling, general and administrative expenses	25,487	8.0%	29,902	9.2%	6,965	3.1%	5,433	2.3%
Depreciation and amortization expense	17,646	5.6%	20,107	6.2%	10,479	4.8%	13,531	5.9%
Impairments	16,523	5.2%	285	0.1%	523	0.2%	285	0.1%
Operating Income	$1,468	0.5%	$11,434	3.5%	$13,461	6.1%	$13,323	5.8%

	Three Months Ended
	BEF Foods				Corporate and Other
(in thousands)	October 28, 2016		October 23, 2015		October 28, 2016	October 23, 2015
Net Sales	$96,158		$94,280		$—	$—
Cost of sales	40,225	41.8%	40,984	43.5%	—	—
Operating wage and fringe benefit expenses	10,798	11.2%	10,943	11.6%	—	—
Other operating expenses	15,439	16.1%	13,197	14.0%	—	—
Selling, general and administrative expenses	6,775	7.1%	10,964	11.7%	11,747	13,505
Depreciation and amortization expense	4,242	4.4%	4,195	4.4%	2,925	2,381
Impairments	—	—%	—	—%	16,000	—
Operating Income	$18,679	19.4%	$13,997	14.8%	$(30,672)	$(15,886)
These tables reflect data for the three months ended October 28, 2016, compared to the three months ended October 23, 2015. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The tables also include data for our two reporting segments, Bob Evans Restaurants and BEF Foods, and unallocated corporate and other costs. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.
Sales
Consolidated net sales decreased 2.8% to $316.0 million in the second quarter of fiscal 2017 as compared to the corresponding period a year ago. The net sales decrease was comprised of a decrease of $10.9 million in Bob Evans Restaurants, partially offset by an increase of $1.9 million in BEF Foods.
Bob Evans Restaurants’ net sales decreased $10.9 million, or 4.7%, compared to the corresponding period last year. Same-store sales declined 1.8%, primarily the result of a decline in on-premise dining. Additionally, there was a $6.9 million net reduction of sales due to net restaurant closures during the past year.
Same-store sales computations for a given period are based on net sales of restaurants that are open for at least 18 months prior to the start of that period. Net sales of closed restaurants are excluded from the same-store sales computation in the period in which the restaurants are closed.
The following chart summarizes the restaurant openings and closings during the last six quarters for Bob Evans Restaurants:

	Beginning	Opened	Closed	Ending
Fiscal 2017
1st quarter (1)	527	—	5	522
2nd quarter	522	—	—	522
Fiscal 2016
1st quarter	567	—	18	549
2nd quarter	549	—	2	547
3rd quarter	547	1	—	548
4th quarter	548	—	21	527

(1) First quarter 2017 results include one temporarily closed restaurant location
BEF Foods' net sales increased $1.9 million, or 2.0%, compared to the corresponding period last year. Total pounds sold increased by 6.9%, including a 13.7% increase in refrigerated side dish products and a 7.6% increase in sausage products, partially offset by a 5.8% decrease in food service. The increase in pounds sold was partially offset by an increased sales mix of lower-priced, although higher-margin side-dish products, as well as reduced net sausage pricing through increased trade spending.
The following table summarizes pounds sold by category in the second quarter of fiscal 2017 and the corresponding period last year:

	Three Months Ended
(in thousands)	October 28, 2016		October 23, 2015
Category
Refrigerated Sides	31,925	57.7%	28,086	54.2%
Sausage	13,332	24.1%	12,387	23.9%
Food Service	6,508	11.8%	6,908	13.3%
Frozen	2,067	3.7%	2,502	4.8%
Other	1,535	2.7%	1,891	3.8%
Total	55,367		51,774
Cost of Sales
Consolidated cost of sales was $96.2 million, or 30.5% of net sales, in the second quarter of fiscal 2017, compared to $102.7 million, or 31.6% of net sales, in the corresponding period a year ago. The 110 basis points ("bps") decrease in the cost of sales ratio was driven by a 60 bps weighted decrease in Bob Evans Restaurants and a 50 bps weighted decrease in BEF Foods.
Bob Evans Restaurants’ cost of sales, predominantly food costs, was $56.0 million, or 25.5% of net sales, in the second quarter of fiscal 2017, compared to $61.7 million, or 26.8% of net sales, in the corresponding period a year ago. The decrease in cost of sales as a percentage of sales was driven primarily by lower commodity costs and reduced discounting.
BEF Foods’ cost of sales was $40.2 million, or 41.8% of net sales, in the second quarter of fiscal 2017, compared to $41.0 million, or 43.5% of net sales, in the corresponding period a year ago. The decrease in cost of sales as a percentage of sales was primarily due to lower sow costs. Sow costs averaged $44.53 per hundredweight in the second quarter of fiscal 2017, compared to $53.31 per hundredweight in the corresponding period last year.
Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses (“operating wages”) were $100.2 million, or 31.7% of net sales, in the second quarter of fiscal 2017, compared to $104.4 million, or 32.1% of net sales, in the corresponding period last year. The 40 bps decrease in operating wages ratio was driven by a weighted bps decrease in BEF Foods.
Bob Evans Restaurants’ operating wages were $89.4 million, or 40.7% of net sales, in the second quarter of fiscal 2017, compared to $93.5 million, or 40.5% of net sales, in the corresponding period last year. The decrease in total wage and fringe benefit expenses was primarily due to the $3.1 million impact of the net reduction in store count. Operating wages as a percentage of sales increased due to sales deleverage as well as an incremental investment in labor hours to support efforts to improve guest hospitality along with increased average hourly wages, partially offset by lower other expenses including healthcare costs and unemployment taxes.
In BEF Foods, operating wages were $10.8 million, or 11.2% of net sales, in the second quarter of fiscal 2017, and $10.9 million, or 11.6% of net sales in the corresponding period last year. The decline in operating wages was driven by lower production wages due to plant operating efficiencies.
Other Operating Expenses
Consolidated other operating expenses were $58.5 million, or 18.5% of net sales, in the second quarter of fiscal 2017, compared to $56.2 million, or 17.3% of net sales, in the corresponding period last year. The 120 bps increase in other operating expenses ratio was driven by 60 bps weighted increase in both Bob Evans Restaurants and BEF Foods. The most significant components of other operating expenses are utilities, advertising costs, occupancy costs including rent expense, repairs and maintenance, restaurant supplies, BEF Foods' shipping and handling costs and credit and gift card processing fees.

Bob Evans Restaurants’ other operating expenses were $43.0 million, or 19.6% of net sales, in the second quarter of fiscal 2017, and $43.0 million, or 18.6% of net sales, in the corresponding period last year. A $2.6 million increase in rent expense associated with the sale leaseback of 143 restaurants in the fourth quarter of fiscal 2016 was offset by $0.9 million reductions in repairs and maintenance costs, occupancy costs and other lower costs including utilities.
BEF Foods’ other operating expenses were $15.4 million, or 16.1% of net sales, in the second quarter of fiscal 2017, compared to $13.2 million, or 14.0% of net sales, in the corresponding period last year. The increase was driven by a $0.9 million increase in rent expense due to the sale leaseback of two of our production facilities in the second quarter of fiscal 2016 as well as higher shipping and handling and increased advertising costs.
Selling, General and Administrative Expenses
Consolidated S,G&A expenses were $25.5 million, or 8.0% of net sales, in the second quarter of fiscal 2017, compared to $29.9 million, or 9.2% of net sales, in the corresponding period last year. The 120 bps decrease in the S,G&A ratio was driven primarily by a decrease in BEF Foods' S,G&A and lower corporate and other costs.
S,G&A expenses incurred by Bob Evans Restaurants include above-restaurant management and restaurant executive leadership. Bob Evans Restaurants' S,G&A was $7.0 million, or 3.1% of net sales, in the second quarter of fiscal 2017, compared to $5.4 million, or 2.3% of net sales, in the corresponding period last year. The increase is driven by higher wage and benefits costs including incentive compensation.
S,G&A expenses incurred by BEF Foods include costs of our BEF Foods sales organization, and BEF Foods executive leadership. BEF Foods' S,G&A was $6.8 million, or 7.1% of net sales, in the second quarter of fiscal 2017, compared to $11.0 million, or 11.7%, of net sales in the corresponding period last year. The decrease in BEF Foods' S,G&A is primarily the result of the $3.6 million of costs associated with the sale leaseback of two of our production facilities in the prior year as well as lower management and selling wages.
Corporate and other costs that are not allocated to our reporting segments include information technology, finance, legal, human resources, supply chain and other corporate functions, and includes costs such as ongoing IT infrastructure costs, third-party legal and professional fees and other costs. Corporate and other costs that are not allocated to our reporting segments were $11.7 million in the second quarter of fiscal 2017, as compared to $13.5 million in the corresponding period last year. The decrease in corporate and other S,G&A was driven by lower legal and professional fees.
Depreciation and Amortization
Consolidated depreciation and amortization expenses (“D&A”) were $17.6 million, or 5.6% of net sales, in the second quarter of fiscal 2017, compared to $20.1 million, or 6.2% of net sales, in the corresponding period last year.
Bob Evans Restaurants’ D&A expenses were $10.5 million, or 4.8% of net sales, in the second quarter of fiscal 2017, compared to $13.5 million, or 5.9% of net sales, in the corresponding period last year. The decrease is primarily the result of the sale leaseback of 143 restaurant properties in the fourth quarter of fiscal 2016.
BEF Foods’ D&A expenses were $4.2 million, or 4.4% of net sales, in both the second quarter of fiscal 2017, and in the corresponding period last year.
D&A expenses for unallocated corporate assets were $2.9 million in the second quarter of fiscal 2017, compared to $2.4 million, in the corresponding period last year. The increase is primarily driven by depreciation and amortization from technology-related capital expenditures in fiscal 2016 as well as implementation of the second phase of our ERP system which went live during the second quarter of fiscal 2017.
Impairment
Impairment charges of $16.5 million were recorded in the three months ended October 28, 2016, primarily related to a $16.0 million impairment charge recorded on a note receivable (see Note 1 for additional information).

Interest
Net interest expense in the second quarter of fiscal 2017 was $1.7 million, compared to $2.9 million in the corresponding period last year. The reduction in interest costs was primarily the result of lower average net borrowings on our Credit Agreement as compared to last year as well as a $0.5 million write-off of unamortized debt issuance costs in the second quarter of fiscal 2016.
Income Taxes
The provision for income taxes is based on our current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate in the second quarter of fiscal 2017 was a benefit of 179.9% compared to a provision of 24.8% in the corresponding period a year ago. The change in tax rates as compared to the corresponding period last year was driven primarily by the impact of lower pretax income.

Results: Six Months Ended October 28, 2016, as Compared to Six Months Ended October 23, 2015
Bob Evans Farms, Inc. Consolidated Overview

Net sales were $622.3 million in the first six months of fiscal 2017, a decrease of $24.5 million as compared to the corresponding period last year. Operating income was $15.2 million in the first six months of fiscal 2017, a decrease of $4.5 million as compared to the corresponding period last year. The decrease in operating income due to a $10.7 million increase in corporate and other costs, partially offset by a $4.2 million increase in operating income from BEF Foods, and a $2.0 million increase in operating income from Bob Evans Restaurants.
Bob Evans Restaurants' results were negatively impacted by a 3.1% reduction in same store sales as compared to the prior year. The impact of lower same store sales in the first six months of fiscal 2017 was partially offset by a $10.5 million reduction in costs associated with the settlement of a class action lawsuit in fiscal 2016. BEF Foods' results were favorably impacted by higher sales volumes and a reduction in costs associated with the sale leaseback of two of our production facilities in fiscal 2016. Corporate and other costs were negatively impacted by a $16.0 million impairment related to a note receivable, partially offset lower legal and professional fees and lower wage and benefit costs driven by headcount reductions.
Pretax income in the first six months of fiscal 2017 was $11.5 million as compared to a pretax income of $14.2 million in the corresponding period last year. The effective tax rate was 18.7% in the current year as compared to 24.6% in the corresponding period last year. Earnings per diluted share were $0.47 for the first six months of fiscal 2017 as well as in the corresponding period last year.

	Six Months Ended
	Consolidated Results				Bob Evans Restaurants
(in thousands)	October 28, 2016		October 23, 2015		October 28, 2016		October 23, 2015
Net Sales	$622,280		$646,734		$440,181		$469,410
Cost of sales	189,482	30.4%	199,030	30.8%	111,243	25.3%	123,192	26.2%
Operating wage and fringe benefit expenses	200,848	32.3%	209,287	32.4%	180,866	41.1%	188,922	40.2%
Other operating expenses	114,098	18.3%	107,815	16.7%	85,562	19.4%	83,001	17.7%
Selling, general and administrative expenses	50,945	8.2%	70,361	10.9%	15,371	3.5%	23,868	5.1%
Depreciation and amortization expense	35,219	5.7%	40,260	6.2%	21,554	4.9%	27,010	5.8%
Impairments	16,523	2.7%	285	—%	523	0.1%	285	0.1%
Operating Income	$15,165	2.4%	$19,696	3.0%	$25,062	5.7%	$23,132	4.9%

	Six Months Ended
	BEF Foods				Corporate and Other
(in thousands)	October 28, 2016		October 23, 2015		October 28, 2016	October 23, 2015
Net Sales	$182,099		$177,324		$—	$—
Cost of sales	78,239	43.0%	75,838	42.8%	—	—
Operating wage and fringe benefit expenses	19,982	11.0%	20,365	11.5%	—	—
Other operating expenses	28,537	15.7%	24,814	14.0%	—	—
Selling, general and administrative expenses	13,240	7.2%	17,880	10.1%	22,333	28,613
Depreciation and amortization expense	8,035	4.4%	8,593	4.8%	5,630	4,657
Impairments	—	—%	—	—%	16,000	—
Operating Income	$34,066	18.7%	$29,834	16.8%	$(43,963)	$(33,270)
These tables reflect data for the six months ended October 28, 2016, compared to the six months ended October 23, 2015. The consolidated information is derived from the accompanying Consolidated Statements of Net Income. The tables also include data for our two reporting segments, Bob Evans Restaurants and BEF Foods, and unallocated corporate and other costs. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.
Sales
Consolidated net sales decreased 3.8% to $622.3 million, for the six months ended October 28, 2016, compared to $646.7 million in the corresponding period last year. The net sales decline was comprised of a $29.2 million decrease in Bob Evans Restaurants' sales, partially offset by a $4.8 million increase in BEF Foods' sales.

Bob Evans Restaurants’ net sales decreased $29.2 million, or 6.2%, for the six months ended October 28, 2016, compared to the corresponding period last year. Same-store sales declined 3.1%, primarily the result of a decline in on premise dining. Additionally there was a $15.0 million reduction of sales due to net restaurant closures in the past year.
BEF Foods' net sales increased $4.8 million, or 2.7%, for the six months ended October 28, 2016, compared to the corresponding period last year. Total pounds sold increased by 6.7%, including a 13.1% increase in refrigerated side dish products and a 6.4% increase in sausage products. The increase in pounds sold was partially offset by an increased sales mix of lower-priced, although higher-margin side-dish products, as well as reduced net sausage pricing through increased trade spending.
The following chart summarizes pounds sold by category in the six months ended October 28, 2016, and the corresponding period last year:

	Six Months Ended
(in thousands)	October 28, 2016		October 23, 2015
Category
Refrigerated Sides	58,828	56.8%	52,010	53.6%
Sausage	24,473	23.6%	23,011	23.7%
Food Service	12,597	12.2%	13,674	14.1%
Frozen	4,138	4.0%	4,743	4.9%
Other	3,448	3.4%	3,582	3.7%
Total	103,484		97,020
Cost of Sales
Consolidated cost of sales was $189.5 million, or 30.4% of net sales, in the six months ended October 28, 2016, compared to $199.0 million, or 30.8% of net sales, in the corresponding period a year ago. The 40 bps decrease in the cost of sales ratio was driven by a 50 bps weighted decrease in Bob Evans Restaurants and a 10 bps weighted increase in BEF Foods.
Bob Evans Restaurants’ cost of sales, predominantly food costs, was $111.2 million, or 25.3% of net sales, for the six months ended October 28, 2016, compared to $123.2 million, or 26.2% of net sales, in the corresponding period a year ago. The decrease in cost of sales as a percentage of sales was driven primarily by lower commodity costs and reduced discounting.
BEF Foods’ cost of sales was $78.2 million, or 43.0% of net sales, in the six months ended October 28, 2016, compared to $75.8 million, or 42.8% of net sales, in the corresponding period a year ago. The increase in cost of sales as a percentage of sales was primarily due to the impact of lower net sausage pricing, partially offset by an increased sales mix of higher margin, refrigerated side-dish products.
Operating Wage and Fringe Benefit Expenses
Consolidated operating wage and fringe benefit expenses (“operating wages”) were $200.8 million, or 32.3% of net sales, in the six months ended October 28, 2016, compared to $209.3 million, or 32.4% of net sales, in the corresponding period last year. The 10 bps increase in operating wages ratio was driven by improvement in BEF Foods' operating wages, partially offset by higher restaurant wages as a percentage of sales.
Bob Evans Restaurants’ operating wages were $180.9 million, or 41.1% of net sales, in the six months ended October 28, 2016, compared to $188.9 million, or 40.2% of net sales, in the corresponding period last year. The decrease in total wage and fringe benefit expenses was due to the $7.2 million impact of the net reduction in store count. Additionally, lower costs related to other benefits including health care costs and unemployment taxes were partially offset by an incremental investment in labor hours to support efforts to improve guest hospitality as well as higher wage rates driven by increased average hourly wages. Wages increased as a percentage of sales due to sales deleverage, as well as the investment in hospitality and higher wage rates.
BEF Foods' operating wages were $20.0 million, or 11.0% of net sales, for the six months ended October 28, 2016, as compared to $20.4 million, or 11.5% of net sales, in the corresponding period last year. The decline in operating wages was driven by lower production wages due to plant operating efficiencies.
Other Operating Expenses
Consolidated other operating expenses were $114.1 million, or 18.3% of net sales, for the six months ended October 28, 2016, compared to $107.8 million, or 16.7% of net sales, in the corresponding period last year. The 160 bps increase in other operating expenses ratio was driven by 120 bps weighted increase in Bob Evans Restaurants and a 40 bps weighted increase from BEF Foods. The most significant components of other operating expenses are utilities, advertising costs, occupancy costs including rent expense, repairs and maintenance, restaurant supplies, BEF Foods' shipping and handling costs and credit and gift card processing fees.
Bob Evans Restaurants’ other operating expenses were $85.6 million, or 19.4% of net sales, for the six months ended October 28, 2016, compared to $83.0 million, or 17.7% of net sales, in the corresponding period last year. The increase in other operating expenses was driven by a $5.0 million increase in rent expense associated with the sale leaseback of 143 restaurants in the fourth quarter of fiscal 2016, partially offset by a $1.4 million reduction in advertising expenses as well as reductions in repairs and maintenance costs.
BEF Foods’ other operating expenses were $28.5 million, or 15.7% of net sales, for the six months ended October 28, 2016, compared to $24.8 million, or 14.0% of net sales, in the corresponding period last year. The increase was driven by a $1.9 million of higher rent expense due to the sale leaseback of two of our production facilities in the second quarter of fiscal 2016, and $1.7 million increase in advertising costs.
Selling, General and Administrative Expenses
Consolidated S,G&A expenses were $50.9 million, or 8.2% of net sales, for the six months ended October 28, 2016, compared to $70.4 million, or 10.9% of net sales, in the corresponding period last year. The 270 bps decrease in the S,G&A ratio was driven by declines in S,G&A in both the Bob Evans Restaurants and BEF Foods segments, partially offset by higher corporate and other costs.
S,G&A expenses incurred by Bob Evans Restaurants include above-restaurant management and restaurant executive leadership. Bob Evans Restaurants' S,G&A was $15.4 million, or 3.5% of net sales, for the six months ended October 28, 2016, compared to $23.9 million, or 5.1% of net sales, in the corresponding period last year. The decrease is primarily attributable to the $10.5 million charge incurred in the prior year related to the settlement of a class action lawsuit, partially offset by higher gains on sales of nonoperating restaurant properties in the prior year and costs incurred in fiscal 2017 associated with the closure of three leased restaurants.
S,G&A expenses incurred by BEF Foods include costs of our BEF Foods sales organization and BEF Foods executive leadership. BEF Foods' S,G&A was $13.2 million, or 7.2% of net sales, for the six months ended October 28, 2016, compared to $17.9 million, or 10.1% of net sales, in the corresponding period last year. The decrease in BEF Foods' SG&A costs is primarily driven by the $3.6 million of costs associated with the sale leaseback of two of our production facilities in the prior year as well as lower compensation costs due to headcount reductions.
Corporate and other costs that are not allocated to our reporting segments include information technology, finance, legal, human resources, supply chain and other corporate functions, and includes costs such as ongoing IT infrastructure costs, including certain costs related to our new ERP system, third-party legal and professional fees and other costs. Corporate and other costs that are not allocated to our reporting segments were $22.3 million for the six months ended October 28, 2016, as compared to $28.6 million in the corresponding period last year. The decrease in corporate and other S,G&A was primarily the result of $4.1 million in lower legal and professional fees and $1.6 million of lower compensation costs due to headcount reductions.
Depreciation and Amortization
Consolidated depreciation and amortization expenses (“D&A”) were $35.2 million, or 5.7% of net sales, for the six months ended October 28, 2016, compared to $40.3 million, or 6.2% of net sales, in the corresponding period last year.
Bob Evans Restaurants’ D&A expenses were $21.6 million, or 4.9% of net sales, for the six months ended October 28, 2016, compared to $27.0 million, or 5.8% of net sales, in the corresponding period last year. The decrease is primarily the result of the sale leaseback of 143 restaurant properties in the fourth quarter of fiscal 2016.
BEF Foods’ D&A expenses were $8.0 million, or 4.4% of net sales, for the six months ended October 28, 2016, compared to $8.6 million, or 4.8% of net sales, in the prior year period. The decrease of $0.6 million is a result of the sale leaseback of our Lima, Ohio, and Sulphur Springs, Texas, production facilities in the second quarter of fiscal 2016.
D&A expenses for unallocated corporate assets were $5.6 million for the six months ended October 28, 2016, compared to $4.7 million, in the corresponding period last year. The increase is primarily driven by depreciation and amortization from technology-related capital expenditures in fiscal 2016.

Impairments
Impairment charges of $16.5 million were recorded in the six months ended October 28, 2016, primarily related to a $16.0 million impairment charge recorded on a note receivable (see Note 1 for additional information).
Interest
Net interest expense for the six months ended October 28, 2016 was $3.6 million compared to $5.5 million in the corresponding period last year. The reduction in interest costs was primarily the result of lower average net borrowings on our Credit Agreement as well as a $0.5 million write-off of unamortized debt issuance costs in the second quarter of fiscal 2016.
Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company's effective income tax rate was 18.7% for the six months ended October 28, 2016 as compared to 24.6% for the corresponding period last year. The lower tax rate as compared to last year was driven primarily by the impact of lower pretax income and yearly variances in the forecasted annual rate related to wage credits.

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
Capital expenditures were $37.1 million and $26.7 million, respectively, for the six months ended October 28, 2016, and October 23, 2015. In the six months ended October 28, 2016, capital expenditures primarily related to our new restaurant point-of-sale system, an additional refrigerated side dish production line at our Lima, Ohio plant, other IT infrastructure projects and general restaurant improvements. In fiscal 2017, capital expenditures are expected to approximate $75.0 million to $80.0 million and include expenditures for those items discussed above.
During the first half of fiscal year 2017 we paid a cash dividend of $0.68 per share, while in the first half of fiscal 2016 we paid a cash dividend of $0.62 per share. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends are at the discretion of our Board of Directors.
On November 19, 2015, the Board of Directors increased the authorization of a stock repurchase program to $250.0 million. The program authorizes the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. In fiscal 2016 we repurchased approximately 3.9 million shares for $171.5 million. The repurchases were funded primarily through additional borrowings on our Credit Agreement, cash from operations and the net proceeds from the sale leaseback transactions of 143 restaurant properties and two production facilities. We did not repurchase any shares in the first six months of fiscal 2017. As of October 28, 2016, we had $78.5 million remaining on our share repurchase authorization. Additional share repurchases will depend on valuation, maintaining a prudent leverage ratio and other factors. Our Board of Directors extended the share repurchase authorization through December 31, 2017.
On January 2, 2014, we entered into the Credit Agreement, which represents a syndicated secured revolving credit facility. We incurred financing costs of $2.1 million associated with this Credit Agreement, which are being amortized over the remaining term of the agreement. As a result of the Third Amendment to the Credit Agreement, effective October 21, 2015, and discussed further below, up to $650.0 million of borrowings are available, including a letter of credit sub-facility of $50.0 million, and an accordion provision that permits the Company to request an additional $300.0 million for certain transactions, which could increase the revolving credit commitment to $950.0 million. It is secured by the stock pledges of certain of our material subsidiaries. Borrowings under the Credit Agreement bear interest, at our option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 1.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.50%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.00%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect. Our effective interest rate for the Credit Agreement was 2.35% during the six months ended October 28, 2016. As of October 28, 2016, we had outstanding borrowings of $331.4 million under our credit facility and $13.8 million was reserved for certain standby letters of credit.
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
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. It requires us to maintain a specified minimum coverage ratio and maximum leverage ratio at October 28, 2016, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.25 to 1.00. As of October 28, 2016, our leverage ratio was 2.83, and our coverage ratio was 12.27, as defined in our Credit Agreement. Our Credit Agreement also limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. The Credit Agreement also allows for a sale leaseback of our real estate of up to $300.0 million, of which approximately $51 million is still available as of October 28, 2016. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement to extend further credit, terminated. We were in compliance with the financial covenant requirements of our Credit Agreement as of October 28, 2016.
The outstanding borrowings on our Credit Agreement were $331.4 million and $307.0 million as of October 28, 2016, and April 29, 2016, respectively.

Beginning in fiscal 2015, and continuing into fiscal 2017, management has worked closely with the Board of Directors and its strategic advisers to assess various alternatives to increase shareholder value. In particular, the Company determined it would pursue several transactions with respect to its real estate assets. In the second quarter of fiscal 2016, we entered into an agreement pursuant to which we sold our manufacturing properties located in Lima, Ohio, and Sulphur Springs, Texas, for $51.6 million.  We received net proceeds of $50.0 million, after consideration of closing and other transaction costs. Concurrent with the sale, we entered into a lease agreement pursuant to which we leased both the Lima and Sulphur Springs manufacturing properties for an initial 20-year term at an annual, straight-line rent expense of $4.1 million, inclusive of the amortized deferred gain on the Lima, Ohio, location. The master lease agreement includes two ten-year renewal options. The net proceeds were used to pay down debt under the Company’s credit agreement and for other corporate purposes.
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
On April 14, 2016, the Company entered into an agreement pursuant to which we sold 143 restaurant properties for a combined $197.2 million. We received net proceeds of $191.7 million, after consideration of closing and other transaction costs. The closing of the sale leaseback transactions provides us with after tax proceeds of approximately $164 million. As part of the transactions, Bob Evans Restaurants entered into absolute net master leases for the portfolio properties, for an initial term of 20 years, with five renewal options of five years each, at an annual rent of 6.65% of the purchase price for the first year. Certain of the properties include a CPI-based rent escalator with a maximum 1.5% annual increase, while others include a 1.5% annual rent escalator. In addition, the Company and BEF Foods, Inc. entered into payment and performance guaranties. The net proceeds were used to pay down debt under the Company’s credit agreement and for other corporate purposes.

We believe that our cash flow from operations, as well as the available borrowings under our Credit Agreement, will be sufficient to fund anticipated capital expenditures, working capital requirements, dividend payments and share repurchases.

Operating activities
Net cash provided by operating activities was $11.4 million for the six months ended October 28, 2016 as compared to $66.4 million for the corresponding period last year. The change in operating cash flow was driven by working capital changes, including net income taxes paid of $20.9 million for the six months ended October 28, 2016 as compared to net income taxes refunded of $7.3 million during the corresponding period last year.
Investing activities
Cash used in investing activities was $26.3 million for the six months ended October 28, 2016, as compared to cash provided by investing activities of $31.2 million for the six months ended October 23, 2015. The change in cash flows from investing activities was primarily due to the proceeds received last year from the sale leaseback of two of our production facilities, partially offset by higher capital expenditures.
Financing activities
Cash provided by financing activities was $6.8 million for the six months ended October 28, 2016, as compared to cash used in financing activities of $98.6 million for the six months ended October 23, 2015. The change in cash flows from financing activities was primarily due to the $104.9 million of repurchases of our common stock during the first six months of fiscal 2016.
Contractual obligations
There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in our Annual Report on Form 10-K, for the fiscal year ended April 29, 2016.
Off-Balance Sheet Arrangements
As of October 28, 2016, we have not entered into any “off-balance sheet” arrangements with unconsolidated entities or other persons, as that term is defined in rules issued by the SEC.

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
Interest Rate Risk

At October 28, 2016, our outstanding debt included $331.4 million outstanding on the credit facility, and $31.2 million of other outstanding long-term notes. A change in market interest rates will impact our Credit Agreement when there is an outstanding balance.  For example, a one percent increase in the benchmark rate used for our Credit Agreement would increase our annual interest expense by approximately $3.4 million, assuming the $331.4 million outstanding at October 28, 2016, was outstanding for the entire year.
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
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
In the second quarter of fiscal 2017, we implemented the second phase of our enterprise resource planning (“ERP”) system which improves the efficiency of certain financial and related transaction processes. The implementation resulted in business and operational changes, which required changes to our internal controls over financial reporting. We believe we have designed adequate controls into and around the new ERP system, which includes performing significant procedures, both within the ERP and outside the ERP, to monitor, review and reconcile financial activity for the second quarter of fiscal 2017 to ensure ongoing reliability of our financial reporting.
Aside from the implementation noted above, there have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended October 28, 2016, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Other Matters: The Division of Enforcement of the SEC conducted a formal investigation relating to disclosures set forth in our filings on Form 8 - K and Form 10 - Q/A both filed on December 3, 2014.  Those filings addressed the correction of our error in the classification of our borrowings under our credit agreement as a current liability rather than as a long-term liability, as reported in our Form 10 - Q filed on August 27, 2014.  On September 22, 2016, the SEC issued a closing notice to the Company confirming that the Staff had completed its investigation and determined not to recommend an enforcement action against the Company. The SEC rules provide that a closing notice must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the Staff's investigation.
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

BOB EVANS FARMS, INC.

Date: December 5, 2016	By:	/s/ Saed Mohseni
Saed Mohseni President and Chief Executive Officer (Principal Executive Officer)

Date: December 5, 2016	By:	/s/ Mark E. Hood
Mark E. Hood Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

Date: December 5, 2016	By:	/s/ Beth A. Rauschenberger
Beth A. Rauschenberger Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
 * Mr. Hood and Ms. Rauschenberger have been duly authorized to sign on behalf of the Registrant as its principal financial officer and its principal accounting officer, respectively.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated October 28, 2016
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