Form 10-Q
period 2017-01-27
BOB EVANS FARMS INC
filed 2017-03-08
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
As of March 3, 2017, the registrant had 19,779,603 shares of its common stock, $.01 par value, outstanding.

BOB EVANS FARMS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOB EVANS FARMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	Unaudited January 27, 2017	April 29, 2016
Assets
Current Assets
Cash and equivalents	$2,430	$11,609
Accounts receivable, net	29,258	24,613
Inventories	19,455	17,093
Federal and state income taxes receivable	9,338	—
Prepaid expenses and other current assets	3,967	5,716
Current assets held for sale	499,943	48,707
Total Current Assets	564,391	107,738
Property, plant and equipment	236,855	219,103
Less accumulated depreciation	103,505	89,851
Net Property, Plant and Equipment	133,350	129,252
Other Assets
Deposits and other	2,518	3,841
Notes receivable, net	—	20,886
Rabbi trust assets	21,540	20,662
Goodwill and other intangible assets	19,712	19,829
Non-current deferred tax assets	24,878	29,002
Non-current assets held for sale	—	469,164
Total Other Assets	68,648	563,384
Total Assets	$766,389	$800,374
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$3,425	$3,419
Accounts payable	14,941	15,841
Accrued property, plant and equipment purchases	1,743	4,024
Accrued non-income taxes	11,040	14,474
Accrued wages and related liabilities	12,830	16,370
Self-insurance reserves	9,263	11,288
Current taxes payable	—	9,473
Current reserve for uncertain tax provision	1,481	1,481
Other accrued expenses	15,566	13,280
Current liabilities held for sale	128,764	75,907
Total Current Liabilities	199,053	165,557
Long-Term Liabilities
Deferred compensation	18,147	17,761
Reserve for uncertain tax positions	2,392	2,752
Other non-current liabilities	921	377
Long-term deferred gain	2,252	2,432
Credit facility borrowings and other long-term debt	326,626	335,638
Non-current liabilities held for sale	—	59,413
Total Long-Term Liabilities	350,338	418,373
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000 shares; issued 42,638 shares at January 27, 2017, and April 29, 2016	426	426
Capital in excess of par value	248,144	244,304
Retained earnings	829,356	832,323
Treasury stock, 22,869 shares at January 27, 2017, and 22,881 shares at April 29, 2016, at cost	(860,928)	(860,609)
Total Stockholders’ Equity	216,998	216,444
Total Liabilities and Stockholders' Equity	$766,389	$800,374
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME
UNAUDITED
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 27, 2017	January 22, 2016	January 27, 2017	January 22, 2016
Net Sales	$112,820	$107,897	$294,919	$285,221
Cost of sales	48,933	52,326	127,171	128,164
Operating wage and fringe benefit expenses	11,150	10,822	31,132	31,198
Other operating expenses	15,826	12,846	44,372	37,640
Selling, general and administrative expenses	14,201	15,453	39,179	49,512
Depreciation and amortization expense	6,333	5,026	17,191	15,966
Impairments	(744)	—	15,256	—
Operating Income	17,121	11,424	20,618	22,741
Net interest expense	2,139	2,367	4,961	7,856
Income from Continuing Operations Before Income Taxes	14,982	9,057	15,657	14,885
Provision for income taxes	5,144	2,641	5,377	4,608
Income from Continuing Operations	9,838	6,416	10,280	10,277
(Loss) Income from Discontinued Operations, net of Income Taxes	(1,617)	6,515	7,323	13,365
Net Income	$8,221	$12,931	$17,603	$23,642

Earnings Per Share — Income from Continuing Operations
Basic	$0.50	$0.31	$0.52	$0.47
Diluted	$0.49	$0.31	$0.51	$0.47

Earnings Per Share — (Loss) Income from Discontinued Operations
Basic	$(0.09)	$0.31	$0.37	$0.61
Diluted	$(0.08)	$0.31	$0.37	$0.61

Earnings Per Share — Net Income
Basic	$0.41	$0.62	$0.89	$1.08
Diluted	$0.41	$0.62	$0.88	$1.08

Cash Dividends Paid Per Share	$0.34	$0.34	$1.02	$0.96

Weighted Average Shares Outstanding
Basic	19,847	20,692	19,836	21,845
Dilutive shares	221	111	219	144
Diluted	20,068	20,803	20,055	21,989
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Nine Months Ended
	January 27, 2017	January 22, 2016
Operating activities:
Net income	$17,603	$23,642
Income from discontinued operations	7,323	13,365
Income from continuing operations	10,280	10,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,191	15,966
Impairments	15,256	—
Loss on disposal of fixed assets	34	3,439
(Gain) Loss on rabbi trust assets	(878)	1,768
Loss (Gain) on deferred compensation	1,433	(1,146)
Share-based compensation	3,151	2,235
Accretion on long-term note receivable	(1,133)	(1,539)
Deferred income taxes	4,124	(136)
Amortization of deferred financing costs	1,033	1,762
Cash provided by (used for) assets and liabilities:
Accounts receivable	(4,645)	(3,405)
Inventories	(2,362)	2,532
Prepaid expenses and other current assets	1,749	1,162
Accounts payable	(900)	(970)
Federal and state income taxes	(19,171)	19,119
Accrued wages and related liabilities	(3,540)	2,956
Self-insurance	(2,025)	2,312
Accrued non-income taxes	(3,434)	2,005
Other assets and liabilities	8,330	4,395
Net cash provided by operating activities	24,493	62,732
Investing activities:
Purchase of property, plant and equipment	(23,669)	(23,989)
Proceeds from sale of property, plant and equipment	95	50,539
Liquidation of rabbi trust assets	—	5,245
Deposits and other	371	(566)
Net cash (used in) provided by investing activities	(23,203)	31,229
Financing activities:
Cash dividends paid	(20,182)	(21,132)
Gross proceeds from credit facility borrowings and other long-term debt	277,894	506,626
Gross repayments of credit facility borrowings and other long-term debt	(286,964)	(461,668)
Payments of debt issuance costs	—	(2,517)
Purchase of treasury stock	—	(156,654)
Proceeds from share-based compensation	—	214
Cash paid for taxes on share-based compensation	(702)	(1,177)
Excess tax benefits from share-based compensation	(1,688)	84
Net cash used in financing activities	(31,642)	(136,224)
Net cash used in operations	(30,352)	(42,263)
Net cash provided by operating activities of discontinued operations	36,565	54,781
Net cash used in investing activities of discontinued operations	(15,392)	(11,165)
Net cash provided by discontinued operations	21,173	43,616
Cash and equivalents at the beginning of the period	11,609	4,994
Cash and equivalents at the end of the period	$2,430	$6,347
The accompanying notes are an integral part of the financial statements.

BOB EVANS FARMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies
Unaudited Consolidated Financial Statements: The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as “the Company,” “we,” “us” and “our”) are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by U.S. generally accepted accounting principles or those normally made in our Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. The information in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Form 10-K for the fiscal year ended April 29, 2016. Throughout the Unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements, dollars are in thousands, except share and per-share amounts.
Description of Business: We produce and distribute a variety of complementary home-style, refrigerated side dish convenience food items and pork sausage under the Bob Evans ®, Owens ® and Country Creek ® brand names. These food products are available throughout the United States at grocery retailers. We also manufacture and sell similar products to food-service accounts, including Bob Evans Restaurants and other restaurants. The revenue from sales to Bob Evans Restaurants are eliminated in consolidation.
On January 24, 2017, we entered into a definitive agreement for the sale of Bob Evans Restaurants to Golden Gate Capital Opportunity Fund, L.P. All assets being sold and liabilities being conveyed are presented as "Held for Sale" on the Consolidated Balance Sheets. Additionally, for all periods presented in our Consolidated Statements of Net Income, all sales, costs, expenses and income taxes attributable to Bob Evans Restaurants have been aggregated under the captions "Income from Discontinued Operations, Net of Income Taxes." Cash flows used in or provided by Bob Evans Restaurants have been aggregated in the Consolidated Statement of Cash Flows as part of discontinued operations. See Note 2 - Discontinued Operations and Assets Held for Sale for additional information.
Prior to the decision to sell our restaurant business, we had two reporting segments, Bob Evans Restaurants and BEF Foods. BEF Foods sells food products throughout the retail grocery and food service channels, including to Bob Evans Restaurants. Corporate and other costs related to shared services functions were not allocated to our reporting segments. As a result of the decision to sell our Restaurants business, which is now classified as discontinued operations, we now have one reporting segment. Revenues and costs related to our BEF Foods business, including indirect corporate overhead costs, are reported within results from continuing operations. All revenues and costs incurred directly in support of the Bob Evans Restaurants business are presented in results from discontinued operations. Prior year information has been recast to conform with the current presentation. Unless otherwise stated, the information disclosed in footnotes accompanying the financial statements refer to continuing operations. See Note 2 for additional information regarding the planned sale of the Bob Evans Restaurants business.
Revenue Recognition: Revenue is recognized when products are received by our customers. We engage in promotional (sales incentive / trade spend) programs in the form of "off-invoice" deductions, billbacks, cooperative advertising and coupons with our customers. Costs associated with these programs are classified as a reduction of gross sales in the period in which the sale occurs. Promotional spending for continuing operations, primarily comprised of off-invoice deductions and billbacks, was $27,617 and $26,658 for the three months ended January 27, 2017, and January 22, 2016, respectively, and $63,238 and $57,066 for the nine months ended January 27, 2017, and January 22, 2016, respectively.
Shipping and Handling costs: Expenditures related to shipping products to our customers are expensed when incurred. Shipping and handling costs for continuing operations were $4,423 and $3,680 for the three months ended January 27, 2017, and January 22, 2016, respectively, and $11,828 and $10,871 for the nine months ended January 27, 2017, and January 22, 2016, respectively, and are recorded in the other operating expenses line of the Consolidated Statements of Net Income.
Accounts Receivable: Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. Accounts receivable consists primarily of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us were to occur, the recoverability of amounts due to us could change by a material amount. We had allowance for doubtful accounts of $259 and $421 as of January 27, 2017, and April 29, 2016, respectively. Accounts receivable was reduced by $9,549 and $4,916 as of January 27, 2017, and April 29, 2016, respectively, related to promotional incentives that reduce what is owed to the Company from certain customers.

Notes Receivable: As a result of the sale of Mimi’s Café to Le Duff America, Inc., we received a Promissory Note ("the Note") for $30,000. The Note had an annual interest rate of 1.5%, a term of seven years and a principal and interest payment due in February 2020. Partial prepayments were required prior to maturity if the buyer's business reached certain levels of EBITDA during specified periods. No partial prepayments were received on the Note. The note was originally valued using a discounted cash flow model. The Company recognized accretion income on the Note of $1,133 and $1,539 for the nine months ended January 27, 2017, and January 22, 2016, respectively. Accretion income is reflected within the Net Interest Expense caption of the Consolidated Statements of Net Income.

Subsequent to the end of our second quarter in fiscal 2017, management determined that full collectability under the terms of the Note was no longer probable. As a result, the Company re-evaluated the cash flows expected to be received from the Note. Based on the revised expected cash flows, the Company recorded an impairment reserve of $16,000 in the second quarter of fiscal 2017 which represented the difference between the previous carrying value and the revised expected cash flows. In the third quarter of fiscal 2017, we reached an agreement with Mimi's Café and settled the Note. We received a payment of $7,000 which settled all of Mimi's Café outstanding obligations of the Note. At the time of settlement, the carrying value of the Note was $6,256. The settlement resulted in a gain of $744 in the third quarter of fiscal 2017 and was recorded in the Impairments line of the Consolidated Statements of Net Income.

Inventories: We value our inventories at an average cost method which approximates a FIFO basis due to the perishable nature of that inventory. Inventory includes raw materials and supplies ($6,849 at January 27, 2017, and $5,911 at April 29, 2016) and finished goods ($12,606 at January 27, 2017, and $11,182 at April 29, 2016).
Property, Plant and Equipment: Property, plant and equipment is recorded at cost less accumulated depreciation. The straight-line depreciation method is used. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (primarily 5 to 25 years) and machinery and equipment (3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the initial lease terms. Total depreciation expense from continuing operations was $6,294 and $4,986 in the three months ended January 27, 2017, and January 22, 2016, respectively, and $17,074 and $15,849 for the nine months ended January 27, 2017, and January 22, 2016, respectively.
During the nine months ended January 27, 2017 and January 22, 2016, we capitalized internal labor costs of $565 and $1,106, respectively, primarily related to the implementation of the second phase of our enterprise resource planning system ("ERP System") and other IT projects. The first phase of our ERP system was put in service on April 25, 2015, and has an expected useful life of 10 years. The second phase of our ERP system was put in service in the second quarter of fiscal year 2017 and also has an expected useful life of 10 years.
We evaluate property, plant and equipment held and used in the business for impairment whenever events or changes in circumstance indicate that the carrying amount of a long-lived asset may not be recoverable. Impairment is determined by comparing the estimated fair value for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated fair values of the assets. Assets classified as held for sale are measured at the lower of their carrying value or fair value less costs to sell. See Note 2 for additional information regarding assets classified as held for sale.
Goodwill and Other Intangible Assets: Goodwill and other intangible assets, which primarily represent the cost in excess of fair market value of net assets acquired, were $19,712 and $19,829 as of January 27, 2017, and April 29, 2016, respectively. The majority of our goodwill was acquired as part of our fiscal 2013 acquisition of Kettle Creations. Additionally, as part of this acquisition we obtained a non-compete agreement with certain executives of the former company. The Kettle Creations non-compete agreement is amortized on a straight-line basis over its estimated economic life of five years.
Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. We perform our impairment test using a combination of income-based and market-based approaches. The income-based approach indicates the fair value of an asset or business based on the cash flows it can be expected to generate over its remaining useful life.

Under the market-based approach, fair value is determined by comparing our reporting segments to similar businesses or guideline companies whose securities are actively traded in public markets.
Earnings Per Share ("EPS"): Our basic EPS computation is based on the weighted-average number of shares of common stock outstanding during the period presented. Our diluted EPS calculation reflects the assumed vesting of restricted shares and market-based performance shares, the exercise and conversion of outstanding employee stock options and the settlement of share-based obligations recorded as liabilities on the Consolidated Balance Sheet (see Note 6 for more information), net of the impact of anti-dilutive shares.
The numerator in calculating both basic and diluted EPS for each period is reported net income, income from continuing operations or income from discontinued operations. The denominator is based on the following weighted-average shares outstanding:

	Three Months Ended		Nine Months Ended
(in thousands)	January 27, 2017	January 22, 2016	January 27, 2017	January 22, 2016
Basic	19,847	20,692	19,836	21,845
Dilutive shares	221	111	219	144
Diluted	20,068	20,803	20,055	21,989

In the three months and nine months ended January 27, 2017, 249,860 and 270,119 shares of common stock were excluded from the diluted EPS calculations because they were anti-dilutive. In the three months and nine months ended January 22, 2016, 249,684 and 240,974 shares of common stock were excluded from the diluted EPS calculations because they were anti-dilutive.
Dividends: In each of the three months ended January 27, 2017, and January 22, 2016, the Company paid a quarterly dividend equal to $0.34 per share on our outstanding common stock. In the nine months ended January 27, 2017, and January 22, 2016, the Company paid dividends equal to $1.02 and $0.96, respectively, per share on our outstanding common stock. Individuals that hold awards for unvested and outstanding restricted stock units, market-based performance share units and outstanding deferred stock awards are entitled to receive dividend equivalent rights equal to the per-share cash dividends paid on outstanding units. Dividend equivalent rights are forfeitable until the underlying share-units from which they were derived vest. Share-based dividend equivalents are recorded as a reduction to retained earnings, with an offsetting increase to capital in excess of par value. Refer to table below:

	Nine Months Ended
(in thousands)	January 27, 2017	January 22, 2016
Cash dividends paid to common stockholders	$20,182	$21,132
Dividend equivalent rights	387	307
Total dividends	$20,569	$21,439

Accrued Non-Income Taxes: Accrued non-income taxes primarily represent obligations for real estate and personal property taxes, as well as sales and use taxes. Accrued non-income taxes were $11,040 and $14,474 as of January 27, 2017, and April 29, 2016, respectively.
Self-Insurance Reserves: We record estimates for certain health, workers’ compensation and general insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Self-insurance reserves were $9,263 and $11,288 as of January 27, 2017, and April 29, 2016, respectively.
Deferred gain on sale leaseback transaction: In fiscal 2016, we entered into sale leaseback transactions for two of our production facilities. The transaction included 20-year initial lease terms for each facility with additional renewal periods, as well as payment and performance guaranties. A gain of $2,305 on the sale of our Lima, Ohio, facility was deferred and is being recognized on a straight-line basis over the initial term of the lease.

Advertising Costs: Media advertising is expensed at the time the media first airs. We expense all other advertising costs as incurred. Advertising expense from continuing operations was $2,067 and $1,144 in the three months ended January 27,

2017, and January 22, 2016, respectively, and $7,682 and $5,007 for the nine months ended January 27, 2017, and January 22, 2016, respectively. Advertising costs are classified as other operating expenses in the Consolidated Statements of Net Income.
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
New Accounting Pronouncements: In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standard Board ("FASB"), the Securities and Exchange Commission (“SEC”), the Emerging Issues Task Force, the American Institute of Certified Public Accountants or any other authoritative accounting body to determine the potential impact they may have on the Company’s consolidated financial statements.
In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued new joint guidance surrounding revenue recognition. Under U.S. generally accepted accounting principles ("US GAAP"), this guidance is being introduced to the ASC as Topic 606, Revenue from Contracts with Customers ("Topic 606"), by Accounting Standards Update No. 2014-09. The new standard supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a "full retrospective" adoption or a "modified retrospective" adoption. The standard will become effective for us in fiscal 2019. We are currently evaluating which method we will use and assessing the impact this guidance will have on our consolidated financial statements with a focus on arrangements with customers.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. The guidance requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies such conditions or events, a footnote disclosure is required to disclose their nature, as well as management's plans to alleviate the substantial doubt to continue as a going concern. The standard will become effective for our fiscal year end 2017. We do not expect this update to have an impact on the consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today's lower of cost or market test with a lower of cost or net realizable test, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard will become effective for us in fiscal 2018. We do not expect this update to have a material impact on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance requires companies to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will become effective beginning in fiscal 2020, with early adoption permitted. We are currently evaluating this standard, including the timing of adoption and the related impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Compensation Accounting. ASU 2016-09 requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The standard will become effective for us in fiscal 2018. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The standard will become effective for us in our fiscal 2021. We do not expect this standard to have a material impact on the consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is to be applied using a retrospective transition method to each period presented. This standard will become effective for us in our fiscal 2019. We are currently evaluating the impact this standard will have on our consolidated financial statements.
2. Discontinued Operations and Assets Held for Sale
On January 24, 2017, the Company entered into an Asset and Membership Interest Purchase Agreement (the “BER Sale Agreement”) with BER Acquisition, LLC, a Delaware limited liability company formed by affiliates of Golden Gate Capital Opportunity Fund, L.P. (the “Buyer”). Pursuant to the BER Sale Agreement, subject to the satisfaction or waiver of certain conditions, the Buyer has agreed to purchase and acquire the Company’s Bob Evans Restaurants business (the “Restaurants Business”) for an aggregate purchase price of $565,000 in cash, subject to certain adjustments set forth in the BER Sale Agreement (the “Restaurants Transaction”). The buyer is also purchasing our corporate headquarters as part of the transaction.
The Restaurants Transaction will be effected by (i) the sale of the Restaurants Business assets by the Company’s affiliates to Buyer and (ii) the sale by the Company of fifty percent of the equity interests in a newly formed special purpose entity that will hold specified intellectual property assets used by both the Restaurants Business and the Company’s BEF Foods food production business. As part of the Restaurants Transaction the Company is also conveying to the Buyer the majority of working capital liabilities associated with the Restaurants Business, including outstanding payables, accrued wages, and other accrued current liabilities, other than debt.
On January 24, 2017, the Company’s Board of Directors unanimously approved the BER Sale Agreement and the transactions contemplated thereby, including the Restaurants Transaction. The Buyer has obtained equity commitments for the full amount of the purchase price in the Restaurants Transaction from Golden Gate Capital Opportunity Fund, L.P., and the obligations of the Buyer pursuant to the BER Sale Agreement are not subject to any financing condition. The closing of the Restaurants Transaction is anticipated to occur on or prior to April 28, 2017, subject to regulatory approvals and other closing conditions set forth in the BER Sale Agreement.

The Company will continue to supply Bob Evans Restaurants with certain of its products under a multi-year supply agreement. Additionally, pursuant to a transition services agreement, the Company will supply certain services, primarily information technology related, to Bob Evans Restaurants and will receive certain human resource, tax and accounting services from Bob Evans Restaurants. These services will be provided at cost for a period up to 18 months, which can be further extended.

Results associated with the Restaurants Business are classified as income from discontinued operations, net of taxes, in our Consolidated Statements of Net Income. Prior year results have been recast to conform with the current presentation. Income from discontinued operations is comprised of the following:

	Three Months Ended		Nine Months Ended
(in thousands)	January 27, 2017	January 22, 2016	January 27, 2017	January 22, 2016
Net Sales	$223,126	$238,608	$663,307	$708,018
Costs and expenses:
Cost of sales	59,349	66,255	170,592	189,447
Operating wage and fringe benefit expenses	92,118	95,785	272,984	284,696
Operating expenses	43,804	40,746	129,357	123,766
Selling, general and administrative expenses	19,615	13,551	45,582	49,854
Depreciation and amortization expense	12,405	14,831	36,766	44,150
Impairments	—	804	522	1,089
Operating (Loss) Income from discontinued operations	$(4,165)	$6,636	$7,504	$15,016
Net interest expense	402	—	1,214	—
(Loss) Income from discontinued operations before income taxes	(4,567)	6,636	6,290	15,016
(Benefit) Provision for income taxes	(2,950)	121	(1,033)	1,651
(Loss) Income from discontinued operations	$(1,617)	$6,515	$7,323	$13,365

Selling, general and administrative expenses include corporate costs incurred directly in support of the Restaurants Business, including wage and benefit costs of corporate employees who will transfer with the Restaurants Business and legal and professional fees incurred and associated with the Restaurants Transaction. All other corporate costs are classified in results of continuing operations. We agreed to sell our corporate headquarters facility to the Buyer on a debt-free basis as part of the Restaurants Transaction, which requires us to settle outstanding borrowings on our Mortgage Loan prior to closing the Transaction. In accordance with ASC 205 - Presentation of Financial Statements, interest expense associated with the Mortgage Loan has been allocated to discontinued operations.

Assets being sold in the Transaction include all assets associated with the Restaurants Business as well as our corporate headquarters. All assets being sold and liabilities being assumed by the Buyer are classified as held for sale on our Consolidated Balance Sheet. Prior year balances have been recast to conform with the current presentation.

Assets and liabilities classified as held for sale in our Consolidated Balance Sheets are comprised of the following:

(in thousands)	January 27, 2017	April 29, 2016
Carrying amounts of major classes of assets classified as held for sale in the Consolidated Balance Sheets
Cash	$1,272	$1,287
Accounts receivable, net	5,350	4,280
Inventories	8,055	7,905
Prepaid and other current assets	5,032	3,591
Net plant, property & equipment from discontinued operations	476,051	468,383
Net plant, property & equipment from continuing operations (1)	3,334	31,644
Other assets	849	781
Total assets classified as held for sale (1)	$499,943	$517,871

Carrying amounts of major classes of liabilities classified as held for sale in the Consolidated Balance Sheets	January 27, 2017	April 29, 2016
Accounts payable	$18,242	$21,676
Accrued property, plant and equipment purchases	2,149	1,284
Accrued non-income taxes	699	1,222
Accrued wages and related liabilities	9,664	9,988
Self-insurance reserves	9,116	8,881
Deferred gift card revenue	17,934	14,147
Other accrued expenses	13,503	18,709
Other non-current liabilities	5,673	5,474
Long-term deferred gain	51,784	53,939
Total liabilities classified as held for sale (1)	$128,764	$135,320

(1) Amounts as of April 29, 2016 are classified as current and long-term in the Consolidated Balance Sheets based on the nature of the asset. Current assets held for sale as of January 27, 2017, include $3,334 associated with a former production facility in Richardson, Texas that is not part of the Restaurants Transaction. Additionally, current assets held for sale as of April 29, 2016 include $28,310 of property, plant and equipment related to closed restaurants that was previously classified as held for sale as well as $3,334 associated with the Richardson, Texas facility.

Cash classified as held for sale is petty cash held at our restaurant locations. Other non-current liabilities classified as held for sale primarily relate to our accrual of straight line rent associated with leased restaurant properties. The long-term deferred gain classified as held for sale is primarily associated with the unamortized deferred gain on the restaurant sale leaseback transaction that occurred in the fourth quarter of fiscal 2016.

3. Long-Term Debt and Credit Arrangements
As of January 27, 2017, long-term debt was comprised of the outstanding balance on our Revolving Credit Facility Amended and Restated Credit Agreement ("Credit Agreement") of $300,479, the long term portion of our $30,000 Mortgage Loan, the long term portion of a $3,000 Research and Development Investment Loan ("R&D Loan") and an interest-free loan of $1,000, due 10 years from the date of borrowing, with imputed interest, which as a result is discounted to $889. Refer to the table below:

(in thousands)	January 27, 2017	April 29, 2016
Credit Agreement borrowings (1)	$300,479	$307,000
Mortgage Loan (1)	26,777	28,963
R&D Loan (1)	1,906	2,219
Interest-free loan (1)	889	875
Total borrowings	330,051	339,057
Less current portion	(3,425)	(3,419)
Long-term debt	$326,626	$335,638

(1) The Credit Agreement, Mortgage Loan, R&D Loan and Interest-free loan mature in fiscal 2019, 2026, 2021 and 2022, respectively.

Credit Agreement Borrowings
On January 2, 2014, we entered into the Credit Agreement, which represents a syndicated secured revolving credit facility. We incurred financing costs of $2,064 associated with this Credit Agreement, which are being amortized over the remaining term of the agreement using the straight line method, which approximates the effective interest method. As a result of the Third Amendment to the Credit Agreement, effective October 21, 2015, and discussed further below, up to $650,000 of borrowings are available, including a letter of credit sub-facility of $50,000, and an accordion provision that permits the Company to request an additional $300,000 for certain transactions, which could increase the revolving credit commitment to $950,000. It is secured by the stock pledges of certain material subsidiaries. Borrowings under the Credit Agreement bear interest, at the Company's option, at a rate based on LIBOR or the Base Rate, plus a margin based on the Leverage Ratio, ranging from 1.00% to 2.75% per annum for LIBOR, and ranging from 0.00% to 1.75% per annum for Base Rate. The Base Rate means, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, or (iii) the Daily LIBOR Rate, plus 1.0%. We are also required to pay a commitment fee of 0.15% per annum to 0.25% per annum of the average unused portion of the total lender commitments then in effect.
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
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. Our Credit Agreement contains financial covenants that require us to maintain a specified minimum coverage ratio of not less than 3.00 to 1.00, and a maximum leverage ratio that may not exceed 4.00 to 1.00. As of January 27, 2017, our minimum coverage ratio was 13.01, and our leverage ratio was 2.66, as defined in our Credit Agreement. Our Credit Agreement limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. The Credit Agreement also allows for a sale leaseback of our real estate up to $300,000, of which approximately $51,000 is still available as of January 27, 2017. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement extend further credit may be terminated. We were in compliance with the financial covenant requirements of our Credit Agreement as of January 27, 2017.

As of January 27, 2017, we had $300,479 outstanding on the Credit Agreement. The primary purposes of the Credit Agreement are for trade and stand-by letters of credit in the ordinary course of business as well as working capital, refinancing of existing indebtedness, if any, capital expenditures, joint ventures and acquisitions, stock repurchases and other general corporate purposes.

Mortgage Loan Borrowings
On February 9, 2016, we entered into a $30,000 mortgage credit agreement ("Mortgage Loan") on our corporate headquarters facility. The Mortgage Loan represents a credit facility secured by our corporate headquarters real estate and building. Borrowings under the Mortgage Loan bear interest, at the Borrower's option, at a rate based on LIBOR or the Base Rate, plus an applicable rate of 4.625% per annum for LIBOR or 3.625% per annum for the Base Rate. The Base Rate means for any day, a fluctuating per annum rate of interest equal to the highest of (a) the Federal Funds Open Rate, plus 0.5%, (b) the Bank of America Prime Rate, or (c) the Eurodollar Rate, plus 1.0%. We incurred financing costs of $1,064 associated with this borrowing, which is being amortized over the 10 year term of the agreement, and is classified as a reduction of the outstanding long-term debt liability on our Consolidated Balance Sheet. We are required to make quarterly payments of $750 until the Mortgage Loan's maturity date. The Mortgage Loan has a maturity date of February 9, 2026.
The carrying values of our borrowings approximate their fair values due to the variable rate nature of our debt instruments including our Credit Agreement and Mortgage Loan.
As of January 27, 2017, we had outstanding letters of credit that totaled $13,864, of which $13,564 is utilized as part of the total amount available under our Credit Agreement. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of the terms set forth in these arrangements.

Our combined effective interest rate for the Credit Agreement and Mortgage Loan was 2.45% and 1.99% for the three months ended January 27, 2017, and January 22, 2016, respectively, and 2.38% and 2.05% for the nine months ended January 27, 2017 and January 22, 2016, respectively.

Interest costs of $396 and $100 for the nine months ended January 27, 2017 and January 22, 2016, were capitalized in connection with our ERP system implementations, the Line 4 expansion at our Lima production facility and other IT projects. Net interest expense during three months ended and nine months ended January 27, 2017 and January 22, 2016 was comprised of the following:

	Three Months Ended		Nine Months Ended
(in thousands)	January 27, 2017	January 22, 2016	January 27, 2017	January 22, 2016
Interest Expense:
Variable-rate debt (1)	$1,918	$2,618	$5,724	$8,027
Fixed-rate debt (2)	302	444	1,002	1,819
Capitalized interest	(81)	(50)	(396)	(100)
Total Interest Expense on outstanding borrowings	2,139	3,012	6,330	9,746
Interest income:
Accretion on note receivable (3)	—	(528)	(1,133)	(1,539)
Other (4)	—	(117)	(236)	(351)
Total Interest Income	—	(645)	(1,369)	(1,890)
Net Interest Expense	$2,139	$2,367	$4,961	$7,856

(1)	Primarily interest expense on our Credit Agreement Borrowings

(2)	Includes the amortization of debt issuance costs and a $480 charge in the second quarter of fiscal 2016 related to the write off of unamortized debt issuance costs

(3)	Accretion on our $30,000 note receivable, obtained as part of the sale of Mimi’s Café to Le Duff which was settled in Q3 2017 (also see Note 1 for additional information)

(4)	Primarily interest income on the $30,000 note receivable, obtained as part of the sale of Mimi’s Café to Le Duff, which was settled in Q3 2017

4. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate from continuing operations was 34.3% for the three months ended January 27, 2017, as compared to 29.2% for the corresponding period last year. The Company's effective income tax rate was 34.3% for the nine months ended January 27, 2017 as compared to 31.0% for the corresponding period last year. The higher tax rates from continuing operations for the three and nine months ended January 27, 2017, as compared to the corresponding periods last year, were driven primarily by the impact of yearly variances in the forecasted annual rate related to officer's life insurance and the domestic production activities deduction.

5. Restructuring and Severance Charges
In the second quarter of fiscal 2014, we closed our BEF Foods production plant in Richardson, Texas, and in the third quarter of fiscal 2014, we closed our BEF Foods production plants in Springfield and Bidwell, Ohio. The actions to close these food production facilities were intended to increase efficiency by consolidating production to our high capacity food production facility in Sulphur Springs, Texas. In each of the fourth quarters of fiscal years 2016, 2015 and 2014, we recorded charges related to a reduction of personnel at our corporate support center. Restructuring costs related to continuing operations were primarily recorded in the S,G&A line of the Consolidated Statements of Net Income.
In the third quarter of fiscal 2017, we recorded additional charges of $4,391 related to a reduction of personnel contemplated as part of the Company's overall strategic initiatives, including the planned sale of the Restaurants Business (see Note 2 for additional information). Severance charges associated with employees who work in shared service functions were recorded in the S,G&A line of the Consolidated Statements of Net Income, while charges associated with employees who supported our restaurant business were recorded in results from discontinued operations.
Liabilities associated with severance charges as of January 27, 2017, were $4,239 and are recorded in the accrued wages and related liabilities line of the Consolidated Balance Sheet.
See tables below for detail of restructuring activity for the nine months ended January 27, 2017, and January 22, 2016, respectively:

(in thousands)	Restructuring charges
Balance at April 29, 2016	$2,698
Restructuring and related severance charges incurred (1)	4,391
Amounts paid	(2,568)
Adjustments	(282)
Balance at January 27, 2017	$4,239

(in thousands)	Restructuring charges
Balance at April 24, 2015	$3,626
Restructuring and related severance charges incurred (1)	140
Amounts paid	(2,850)
Adjustments	(568)
Balance at January 22, 2016	$348
(1) Restructuring charges of $2,087 and $28 were recorded in continuing operations for the nine months ended January 27, 2017, and January 22, 2016, respectively, in the S,G&A line of the Consolidated Statements of Net Income. The remaining charges were recorded in the results of discontinued operations.
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
As of January 27, 2017, there were equity awards outstanding under the Amended and Restated Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”), as well as previous equity plans adopted in 2006, and 1993. The types of awards that may be granted under the 2010 Plan include: stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), cash incentive awards, performance share units ("PSUs"), and other awards. During the nine months ended January 27, 2017, the Company granted approximately 98,000 RSUs and 142,000 PSUs under the 2010 Plan. During the nine months ended January 22, 2016, the Company granted approximately 126,000 RSAs and RSUs and 70,000 PSUs under the 2010 Plan.
RSAs and RSUs granted under the 2010 Plan vest ratably, primarily over three years for employees and one year for nonemployee directors of the Company. The PSUs granted in fiscal years 2016 and 2017 have market-based vesting conditions and were designed to vest at the end of a three-year performance period if they achieve those vesting conditions.

On January 24, 2017, the Compensation Committee of the Board of Directors approved (i) certain modifications to outstanding equity awards held by employees of the Company, including the Company’s executive officers, and (ii) the treatment of such equity awards contingent upon the completion of the Restaurants Transaction. In accordance with the authority and power granted to the Compensation Committee under the terms of the 2010 Plan, the Compensation Committee determined to accelerate the vesting of all unvested RSUs, RSAs and PSUs then outstanding under the 2010 Plan and that the performance criteria applicable to each PSU will be deemed satisfied, in each case contingent upon and effective as of the closing of the Restaurants Transaction and delivery by the participant of a written agreement with the Company containing a general release of claims and certain restrictive covenants. The Compensation Committee’s decision applied to all of the Company’s outstanding RSUs, RSAs and PSUs granted to employees that were unvested at the time of the modification.
The Compensation Committee's decision resulted in a Type III modification, defined as a change from improbable to probable vesting conditions as per ASC 718, for certain employees terminated prior to the end of the third quarter. For Type III modified stock awards, we recalculated the fair value on the modification date (January 24, 2017) and accelerated the associated unrecognized stock compensation expense. Stock compensation expense for the three months ended January 27, 2017 associated with the acceleration of the modified awards was $817. For all other employees with unvested stock awards, the acceleration of the vesting period will occur at the closing of the Restaurants Transaction. See Note 2 for additional information.
Total share-based compensation expense associated with continuing operations, included within the S,G&A line on the Consolidated Statements of Net Income, was $1,293 and $657 for the three months ended January 27, 2017, and January 22, 2016, and $3,151 and $2,235 for the nine months ended January 27, 2017, and January 22, 2016, respectively.
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
Obligations to participants who defer stock compensation through our deferral plans are satisfied only in Company stock. There is no change in the vesting term for stock awards that are deferred into these plans. Obligations related to these deferred stock awards are treated as "Plan A" instruments, as defined by ASC 710. These obligations are classified as equity instruments within the Capital in excess of par value line of the Consolidated Balance Sheets. No subsequent changes in fair value are recognized in the Consolidated Financial Statements for these instruments. Participants earn share-based dividend equivalents in an amount equal to the value of per-share dividends paid to common shareholders. These dividends accumulate into additional shares of common stock, and are recorded through retained earnings in the period in which dividends are paid. Vested, deferred shares are included in the denominator of basic and diluted EPS from continuing operations in accordance with ASC 260 - Earnings per Share. The dilutive impact of unvested, deferred stock awards is included in the denominator of our diluted EPS calculation from continuing operations.
Participants who defer cash compensation into our deferral plans have a range of investment options, one of which is Company stock. Obligations for participants who choose this investment election are satisfied only in shares of Company stock, while all other obligations are satisfied in cash. These share-based obligations are treated as "Plan B" instruments, as defined by ASC 710. These deferred compensation obligations are recorded as liabilities on the Consolidated Balance Sheets, in the deferred compensation line. We record compensation cost for subsequent changes in fair value of these obligations. Participants earn share-based dividend equivalents in an amount equal to the value of per-share dividends paid to common shareholders. These dividends accumulate into additional shares of common stock, and are recorded as compensation cost in the period in which the dividends are paid. At January 27, 2017, our deferred compensation obligation included $1,089 of share based obligations, which represents approximately 20,000 shares. The dilutive impact of these shares is included in the denominator of our EPS calculation. Compensation cost (benefit) recognized on the adjustment of fair value for deferred awards was immaterial in the current and prior year.
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
No portion of the obligations and related assets with respect to our deferred compensation plans is being transferred in connection with the sale of the Restaurant Business. See Note 2 for additional information regarding the planned divestiture of the Restaurant Business.
Deferred compensation liabilities expected to be satisfied within the next 12 months are classified as current liabilities within the accrued wages and related liabilities line of the Consolidated Balance Sheets. Our deferred compensation liabilities as of January 27, 2017, and April 29, 2016, consisted of the following:

(in thousands)	January 27, 2017	April 29, 2016
Liability for deferred cash obligations in BEEDP and BEDDP Plans	$13,592	$12,845
Liability for deferred cash obligations in SERP plan	5,936	6,271
Liability for deferred share-based obligations in BEEDP and BEDDP Plans	1,089	673
Other noncurrent compensation arrangements	106	100
Total deferred compensation liabilities	20,723	19,889
Less current portion (1)	(2,576)	(2,128)
Noncurrent deferred compensation liabilities	$18,147	$17,761
(1)    Current portion of deferred compensation is included within the accrued wages and related liabilities line on the Consolidated Balance Sheets

The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations in our nonqualified deferred compensation plans. Assets held by the Rabbi Trust are recorded on our Consolidated Balance Sheets, and include company-owned life insurance ("COLI") policies, short-term money market securities and Bob Evans common-stock. The COLI policies held by the Rabbi Trust are recorded at cash surrender value on the Rabbi Trust Assets line of Consolidated Balance Sheets and totaled $21,540 and $20,662 as of January 27, 2017, and April 29, 2016, respectively. The cash receipts and payments related to the COLI proceeds are included in cash flows from continuing operating activities on the Consolidated Statements of Cash Flows and changes in the cash surrender value for these assets are reflected within the S,G&A line in the Consolidated Statements of Net Income.
The short-term securities held by the Rabbi Trust are recorded at their carrying value, which approximates fair value, on the prepaid expenses and other current assets line of the Consolidated Balance Sheets and totaled $1,658 and $3,290 as of January 27, 2017, and April 29, 2016, respectively. All assets held by the Rabbi Trust are restricted to their use as noted above.
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
In the fourth quarter of fiscal 2016 we settled a class-action related to alleged violations of the Fair Labor Standards Act by misclassifying assistant managers as exempt employees and failing to pay overtime compensation during the period of time the employee worked as an assistant manager. In the first quarter of fiscal 2016 we reached an agreement in principle to resolve the litigation matter and recorded a $10,500 charge. In the fourth quarter of fiscal 2016, the Court issued a Final Approval Order on the settlement and the appeals period expired, and we recorded a favorable adjustment of $3,344. The charge and adjustment are included in results from discontinued operations in our Consolidated Statements of Net Income.
Upon the closing on the sale of our Restaurants Business, the Buyer will assume the lease obligations of the Restaurants Business, including responsibility for the payment and performance obligations of leases that were included in the sale leaseback transaction of 143 of our restaurant properties in fiscal 2016. As part of the sale leaseback transaction, the Company and its wholly owned subsidiary BEF Foods, Inc. entered into payment and performance guaranties relating to the leases on such restaurant properties, which will remain in place upon the completion of the sale of our Restaurants Business.  Under the terms of the guaranties the Company will remain liable for payments due under these leases if the Buyer fails to satisfy its lease obligations.

9. Supplemental Cash Flow Information
Cash paid for income taxes and interest for the nine months ended January 27, 2017, and January 22, 2016, is summarized as follows:

	Nine Months Ended
(in thousands)	January 27, 2017	January 22, 2016
Income taxes paid	$21,412	$412
Income taxes refunded	(351)	(12,986)
Income taxes paid (refunded), net	21,061	(12,574)
Interest paid	$7,014	$7,755
10. Planned Acquisition

On January 24, 2017, the Company’s subsidiary BEF Foods, Inc. (“BEF Foods”) entered into a Stock Purchase Agreement (the “PFPC Agreement”) with Pineland Farms Potato Company, Inc., a Maine corporation (“PFPC”), the stockholders of PFPC party thereto (collectively, the “Sellers”), and Libra Foundation, as the Sellers’ Representative, and, solely for the purposes of guaranteeing the payment and performance obligations of BEF Foods thereunder, the Company. Pursuant to the PFPC Agreement, subject to the satisfaction or waiver of certain conditions, BEF Foods has agreed to purchase and acquire from the Sellers all of the equity interests of PFPC outstanding immediately prior to the closing (the “Acquisition”), in exchange for (i) $115,000 in cash, subject to certain adjustments set forth in the PFPC Agreement, and (ii) up to an additional $25,000 in cash as potential earn-out consideration, the payment of which is subject to the achievement of certain operating EBITDA performance milestones over a consecutive twelve-month period during the 24 months following the closing.
The Company’s Board of Directors unanimously approved the PFPC Agreement and the transactions contemplated thereby, including the Acquisition. The closing of the Acquisition is anticipated to occur at the beginning of our fiscal 2018, subject to regulatory approvals and other closing conditions set forth in the PFPC Agreement.

11. Subsequent Events
On February 28, 2017, the Board of Directors approved a quarterly cash dividend of $0.34 per share, payable on March 27, 2017, to shareholders of record at the close of business on March 13, 2017.
On January 24, 2017, we agreed to sell our corporate headquarters facility to the Buyer on a debt-free basis as part of the Restaurants Transaction. Accordingly, on January 31, 2017, subsequent to the end of our third quarter, we settled the remaining outstanding borrowings of the Mortgage Loan using additional borrowings from the Credit Agreement. We will accelerate unamortized debt issuance costs associated with the loan of $973 and recognize those costs as interest expense in the fourth quarter of fiscal 2017.

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
We produce and distribute a variety of complementary home-style, refrigerated side dish convenience food items and pork sausage under the Bob Evans ®, Owens ® and Country Creek ® brand names. These food products are available throughout the United States at grocery retailers. We also manufacture and sell similar products to food-service accounts, including Bob Evans Restaurants and other restaurants.
Strategic Transactions
Planned Sale of Bob Evans Restaurants Business
On January 24, 2017, the Company entered into an Asset and Membership Interest Purchase Agreement (the “BER Sale Agreement”) with BER Acquisition, LLC, a Delaware limited liability company formed by affiliates of Golden Gate Capital Opportunity Fund, L.P. (the “Buyer”). Pursuant to the BER Sale Agreement, subject to the satisfaction or waiver of certain conditions, the Buyer has agreed to purchase and acquire the Company’s Bob Evans Restaurants business (the “Restaurants Business”) for an aggregate purchase price of $565.0 million in cash, subject to certain adjustments set forth in the BER Sale Agreement (the “Restaurants Transaction”).
The Restaurants Transaction will be effected by (i) the sale of the Restaurants Business assets by the Company’s affiliates to Buyer and (ii) the sale by the Company of fifty percent of the equity interests in a newly formed special purpose entity that will hold specified intellectual property assets used by both the Restaurants Business and the Company’s BEF Foods food production business. As part of the Restaurants Transaction the Company is also conveying to the Buyer the majority of working capital liabilities associated with the Restaurants Business, including outstanding payables, accrued wages, and other accrued current liabilities, other than debt.
The Company’s Board of Directors unanimously approved the Restaurants Transaction. The Buyer has obtained equity commitments for the full amount of the purchase price in the Restaurants Transaction from Golden Gate Capital Opportunity Fund, L.P., and the obligations of the Buyer pursuant to the BER Sale Agreement are not subject to any financing condition. The closing of the Restaurants Transaction is anticipated to occur on or prior to April 28, 2017, subject to regulatory approvals and other closing conditions set forth in the BER Sale Agreement.
We expect net proceeds after tax of $475.0 to $485.0 million. We intend to use the proceeds to settle all outstanding borrowings on our Credit Agreement at the time of the Restaurants Transaction. Furthermore, it is our expectation that our Board of Directors will declare a special dividend of approximately $150.0 million (or approximately $7.50 per share) representing net cash proceeds from the sale of the Restaurants Business after repayment of debt, within 60 days following the consummation of the Restaurants Transaction.
Planned Acquisition of Pineland Farms Potato Company, Inc.
On January 24, 2017, the Company’s subsidiary BEF Foods, Inc. (“BEF Foods”) entered into a Stock Purchase Agreement (the “PFPC Agreement”) with Pineland Farms Potato Company, Inc., a Maine corporation (“PFPC”), the stockholders of PFPC party thereto (collectively, the “Sellers”), and Libra Foundation, as the Sellers’ Representative, and, solely for the purposes of guaranteeing the payment and performance obligations of BEF Foods thereunder, the Company. Pursuant to the PFPC Agreement, subject to the satisfaction or waiver of certain conditions, BEF Foods has agreed to purchase and acquire from the Sellers all of the equity interests of PFPC outstanding immediately prior to the closing (the “Acquisition”), in exchange for (i) $115.0 million in cash, subject to certain adjustments set forth in the PFPC Agreement, and (ii) up to an additional $25.0 million in cash as potential earn-out consideration, the payment of which is subject to the achievement of certain operating EBITDA performance milestones over consecutive twelve-month periods during the 24 months following the closing.

The Company’s Board of Directors unanimously approved the PFPC Agreement and the transactions contemplated thereby, including the Acquisition. The closing of the Acquisition is anticipated to occur at the beginning of our fiscal 2018, subject to regulatory approvals and other closing conditions set forth in the PFPC Agreement.
The Acquisition will increase our side-dish production capacity and provide us the capability to produce and sell diced and shredded potato products in both the retail and food-service channels. The acquisition will also diversify our production capability by adding a second state-of-the-art potato processing facility with 180 million pounds of capacity, 50 million pounds of which are expected to come online in April 2017. PFPC also runs a 900-acre potato farm and is surrounded by an additional 55,000+ acres of annual potato production. The production facility's close proximity to tens of thousands of acres of potato production is anticipated to reduce transportation costs. The Acquisition will mitigate the required near term capital spending for additional capacity to meet our expected sales growth targets in side-dish products.

Results: Three Months Ended January 27, 2017, as Compared to Three Months Ended January 22, 2016
Prior to the decision to sell our Restaurants Business, we had two reporting segments, Bob Evans Restaurants and BEF Foods. BEF Foods sells food products throughout the retail grocery and food service channels, including to Bob Evans Restaurants. Corporate and other costs related to shared services functions were not allocated to our reporting segments. As a result of the decision to sell our Restaurants Business, which is now classified as discontinued operations, we now have one reporting segment. Revenues and costs related to our BEF Foods business including indirect corporate overhead costs are reported within results from continuing operations. All revenues and costs incurred directly in support of the Restaurants Business are presented in results from discontinued operations. Prior year information has been recast to conform with current presentation. Unless otherwise stated, the information disclosed in Management's Discussion and Analysis refer to results from continuing operations. See Note 2 for additional information regarding the planned sale of our Restaurants Business.
Bob Evans Farms, Inc. Overview of Results from Continuing Operations

Net sales were $112.8 million in the third quarter of fiscal 2017, an increase of $4.9 million as compared to the corresponding period last year. Operating income was $17.1 million in the third quarter of fiscal 2017, an increase of $5.7 million as compared to the corresponding period last year. Results were favorably impacted by higher sales, improved margins, and lower S,G&A expenses, partially offset by increased operating expenses.
Pretax income from continuing operations in the third quarter of fiscal 2017 was $15.0 million as compared to $9.1 million in the corresponding period last year. The effective tax rate was 34.3% in the current year as compared to 29.2% in the corresponding period last year. Earnings per diluted share from continuing operations were $0.49 as compared to $0.31 in the corresponding period last year.
The table below reflects data for the three months ended January 27, 2017, compared to the three months ended January 22, 2016. The information is derived from the accompanying Consolidated Statements of Net Income. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Three Months Ended
	Results from Continuing Operations
(in thousands)	January 27, 2017		January 22, 2016
Net Sales	$112,820		$107,897
Cost of sales	48,933	43.4%	52,326	48.5%
Operating wage and fringe benefit expenses	11,150	9.9%	10,822	10.0%
Other operating expenses	15,826	14.0%	12,846	11.9%
Selling, general and administrative expenses	14,201	12.6%	15,453	14.3%
Depreciation and amortization expense	6,333	5.6%	5,026	4.7%
Impairments	(744)	(0.7)%	—	—%
Operating Income	$17,121	15.2%	$11,424	10.6%
Sales
Net sales increased 4.6% to $112.8 million in the third quarter of fiscal 2017 as compared to the corresponding period a year ago. Total pounds sold increased by 7.6%, including a 13.1% increase in refrigerated side-dish products, a 6.1% increase in food service, a 2.8% increase in sausage products, partially offset by a 4.3% decrease in frozen products and a 27.2% decrease in other pounds sold. The increase in pounds sold was partially offset by a 2.8% decline in average net selling price per pound, driven by an increased sales mix of lower-priced, although higher-margin, side-dish products as well as reduced net sausage pricing through increased trade spending.
The following table summarizes pounds sold by category in the third quarter of fiscal 2017 and the corresponding period last year:

	Three Months Ended
(in thousands)	January 27, 2017		January 22, 2016
Category
Refrigerated Sides	38,681	57.0%	34,190	54.1%
Sausage	18,346	27.0%	17,846	28.3%
Food Service	7,434	10.9%	7,009	11.1%
Frozen	1,964	2.9%	2,053	3.3%
Other	1,486	2.2%	2,042	3.2%
Total	67,911		63,140
Cost of Sales
Cost of sales from continuing operations was $48.9 million, or 43.4% of net sales, in the third quarter of fiscal 2017, compared to $52.3 million, or 48.5% of net sales, in the corresponding period a year ago. The 510 basis points ("bps") decrease in cost of sales as a percentage of net sales was driven by a 250 bps impact of lower sow costs and a 120 bps impact from the increase in sales mix of higher margin refrigerated side-dish products, as well as increased plant operating efficiencies. Sow costs averaged $31.05 per hundredweight in the third quarter of fiscal 2017, compared to $41.53 per hundredweight in the corresponding period last year.
Operating Wage and Fringe Benefit Expenses
Operating wage and fringe benefit expenses (“operating wages”) from continuing operations were $11.2 million, or 9.9% of net sales, in the third quarter of fiscal 2017, compared to $10.8 million, or 10.0% of net sales, in the corresponding period last year. The 10 bps decrease in operating wages as a percentage of net sales was driven primarily by improved production wages due to plant operating efficiencies.
Other Operating Expenses
Other operating expenses from continuing operations were $15.8 million, or 14.0% of net sales, in the third quarter of fiscal 2017, compared to $12.8 million, or 11.9% of net sales, in the corresponding period last year. The most significant components of other operating expenses are shipping and handling costs, advertising costs, warehousing and distribution costs, utilities and production supplies.
The 210 bps increase in operating expenses as a percentage of net sales was driven by a $0.9 million incremental investment in advertising costs to support and promote our brand, a $0.7 million increase in shipping and handling costs, and other higher operating costs associated with increased sales volumes.
Selling, General and Administrative Expenses
S,G&A expenses include costs of our sales organization, executive leadership, and corporate functions including information technology, finance, legal, human resources, supply chain and other corporate functions and includes costs such as ongoing IT infrastructure costs, third-party legal and professional fees and other costs. S,G&A expenses incurred directly in support of the Restaurants Business, including wage and benefit costs of corporate employees who will transfer with the Restaurants Business and legal and professional fees incurred and associated with the Restaurants Transaction are included in results from discontinued operations.
S,G&A expenses from continuing operations were $14.2 million, or 12.6% of net sales, in the third quarter of fiscal 2017, compared to $15.5 million, or 14.3% of net sales, in the corresponding period last year. The decrease in S,G&A costs was driven by $3.6 million of lower legal and professional fees, which includes a $2.2 million reduction in costs associated with the settlement of litigation. These savings were partially offset by $2.6 million of severance and benefit costs, including accelerated stock compensation costs, associated with headcount reductions in the third quarter of fiscal 2017. S,G&A costs include $9.0 million of costs related to shared services that were historically classified as corporate and other costs and were not allocated to our reporting segments. $4.7 million of those costs relate to wages and benefits of terminated associates that will no longer be in the Company's expense base in Fiscal 2018.

Depreciation and Amortization
Depreciation and amortization expenses (“D&A”) from continuing operations were $6.3 million, or 5.6% of net sales, in the third quarter of fiscal 2017, compared to $5.0 million, or 4.7% of net sales, in the corresponding period last year. The increase is primarily driven by depreciation and amortization related to the implementation of the second phase of our ERP system which went live during the second quarter of fiscal 2017, as well as an expansion of production capacity at our Lima, Ohio facility.
Impairment
A reduction to impairment of $0.7 million was recorded in the three months ended January 27, 2017, related to a note receivable that was settled in the third quarter of fiscal 2017. Refer to Note 1 for additional information.
Interest
Net interest expense in the third quarter of fiscal 2017 was $2.1 million, compared to $2.4 million in the corresponding period last year. The decrease in interest costs was the result of lower average net borrowings on our Credit Agreement as compared to last year. All borrowings and related interest expense are included in continuing operations with the exception of interest expense associated with the $30.0 million credit agreement (the "Mortgage Loan") on the corporate headquarters which is included as part of discontinued operations because the Mortgage Loan was required to be paid in connection with the sale of the Restaurants Business.
Income Taxes
The provision for income taxes is based on our current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate on continuing operations in the third quarter of fiscal 2017 was 34.3% compared to 29.2% in the corresponding period a year ago. The change in tax rates as compared to the corresponding period last year was primarily driven by the yearly variances in the forecasted annual rate related to officer's life insurance and the domestic production activities deduction. Discontinued operations are presented net of income tax or benefit.

Results from Discontinued Operations
Results associated with the Restaurants Business are classified as income from discontinued operations, net of taxes, in our Consolidated Statements of Net Income. Prior year results have been recast to conform with the current presentation. Below is a summary of results for the three months ended January 27, 2017, compared to the three months ended January 22, 2016:

	Three Months Ended
	Results from Discontinued Operations
(in thousands)	January 27, 2017	January 22, 2016
(Loss) Income from discontinued operations before income taxes	$(4,567)	$6,636
(Benefit) Provision for income taxes	(2,950)	121
(Loss) Income from discontinued operations	$(1,617)	$6,515

Results from discontinued operations were negatively impacted by a 2.6% reduction in restaurant same store sales as compared to the prior year. The impact of lower same store sales in the third quarter of fiscal 2017 was partially offset by lower cost of sales year over year driven by lower commodity costs and reduced discounting. Results from discontinued operations were also impacted by $5.2 million of professional and legal fees associated with the Restaurants Transaction and $1.8 million of severance costs associated with employees who supported the Restaurants Business. The change in tax rates as compared to the prior year is driven primarily by the reduction in pretax income as well as the impact of tax credits related to hiring and tip wages. See Note 2 for additional information.

Results: Nine Months Ended January 27, 2017, as Compared to Nine Months Ended January 22, 2016
Bob Evans Farms, Inc. Overview of Results from Continuing Operations

Net sales from continuing operations were $294.9 million in the nine months ended January 27, 2017, an increase of $9.7 million as compared to the corresponding period last year. Operating income was $20.6 million in the nine months ended January 27, 2017, a decrease of $2.1 million as compared to the corresponding period last year. Results were favorably impacted by higher sales, improved margins, and lower S,G&A expenses, more than offset by impairment charges and higher operating expenses.
Pretax income in the nine months ended January 27, 2017, was $15.7 million as compared to a pretax income of $14.9 million in the corresponding period last year. The effective tax rate was 34.3% in the current year as compared to 31.0% in the corresponding period last year. Earnings per diluted share for continuing operations were $0.51 for the nine months ended January 27, 2017 as compared to $0.47 in the corresponding period last year.
The table below reflects data for the nine months ended January 27, 2017, compared to the nine months ended January 22, 2016. The information is derived from the accompanying Consolidated Statements of Net Income. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Nine Months Ended
	Results from Continuing Operations
(in thousands)	January 27, 2017		January 22, 2016
Net Sales	$294,919		$285,221
Cost of sales	127,171	43.1%	128,164	44.9%
Operating wage and fringe benefit expenses	31,132	10.6%	31,198	10.9%
Other operating expenses	44,372	15.0%	37,640	13.2%
Selling, general and administrative expenses	39,179	13.3%	49,512	17.4%
Depreciation and amortization expense	17,191	5.8%	15,966	5.6%
Impairments	15,256	5.2%	—	—%
Operating Income	$20,618	7.0%	$22,741	8.0%
Sales
Net sales from continuing operations increased 3.4% to $294.9 million, for the nine months ended January 27, 2017, compared to $285.2 million in the corresponding period last year. Total pounds sold increased by 7.0%, including a 13.1% increase in refrigerated side dish products and a 4.8% increase in sausage products. The increase in pounds sold was partially offset by a 3.4% decline in average net selling price per pound, driven by an increased sales mix of lower-priced, although higher-margin side-dish products, as well as reduced net sausage pricing through increased trade spending.
The following chart summarizes pounds sold by category in the nine months ended January 27, 2017, and the corresponding period last year:

	Nine Months Ended
(in thousands)	January 27, 2017		January 22, 2016
Category
Refrigerated Sides	97,509	56.9%	86,200	53.8%
Sausage	42,819	25.0%	40,857	25.5%
Food Service	20,031	11.7%	20,696	12.9%
Frozen	6,103	3.6%	6,796	4.2%
Other	4,934	2.8%	5,613	3.6%
Total	171,396		160,162
Cost of Sales
Cost of sales from continuing operations was $127.2 million, or 43.1% of net sales, in the nine months ended January 27, 2017, compared to $128.2 million, or 44.9% of net sales, in the corresponding period a year ago. The 180 bps decrease in cost of sales as a percentage of net sales was primarily driven by a 110 bps impact of lower sow costs and a 130 bps impact from the increase in sales mix of higher margin refrigerated side-dish products, partially offset by unfavorable plant operating variances. Sow costs averaged $40.93 per hundredweight in the nine months ended January 27, 2017, compared to $44.84 per hundredweight in the corresponding period last year.
Operating Wage and Fringe Benefit Expenses
Operating wages from continuing operations were $31.1 million, or 10.6% of net sales, in the nine months ended January 27, 2017, compared to $31.2 million, or 10.9% of net sales, in the corresponding period last year. The 30 bps decrease in operating wages as a percentage of net sales was driven primarily by improved production wages due to plant operating efficiencies.
Other Operating Expenses
Other operating expenses from continuing operations were $44.4 million, or 15.0% of net sales, for the nine months ended January 27, 2017, compared to $37.6 million, or 13.2% of net sales, in the corresponding period last year. The most significant components of other operating expenses are shipping and handling costs, advertising costs, warehousing and distribution costs, utilities and production supplies.
The 180 bps increase in operating expenses as a percentage of net sales was primarily driven by a $2.7 million incremental investment in advertising costs to support and promote our brand, $1.9 million of higher rent expense associated with the sale leaseback of two of our production facilities in the second quarter of fiscal 2016, $1.0 million of higher shipping and handling costs and other costs associated with increased sales volume, including utilities and production supplies.
Selling, General and Administrative Expenses
S,G&A expenses include costs of our sales organization, executive leadership, and corporate functions including information technology, finance, legal, human resources, supply chain and other corporate functions and includes costs such as ongoing IT infrastructure costs, third-party legal and professional fees and other costs. S,G&A expenses incurred directly in support of the Restaurants Business, including wage and benefit costs of corporate employees who will transfer with the Restaurants Business and legal and professional fees incurred and associated with the Restaurants Transaction are included in results from discontinued operations.
S,G&A expenses from continuing operations were $39.2 million, or 13.3% of net sales, for the nine months ended January 27, 2017, compared to $49.5 million, or 17.4% of net sales, in the corresponding period last year. The decrease in S,G&A costs was driven by $6.3 million of lower legal and professional fees, which includes a $2.4 million reduction in costs associated with the settlement of litigation, $3.6 million of costs incurred in the second quarter of fiscal 2016 related to the sale leaseback of two of our production facilities and $3.0 million of lower other costs, including wages and benefits associated with headcount reductions that occurred in the prior year. These savings were partially offset by $2.6 million of severance and benefit costs, including accelerated stock compensation costs, associated with headcount reductions in the third quarter of fiscal 2017. S,G&A costs include $20.6 million of costs related to shared services that were historically classified as corporate and other costs and were not allocated to our reporting segments. $8.6 million of those costs relate to wages and benefits of terminated associates that will no longer be in the Company's expense base in Fiscal 2018.
Depreciation and Amortization
Depreciation and amortization expenses (“D&A”) from continuing operations were $17.2 million, or 5.8% of net sales, for the nine months ended January 27, 2017, compared to $16.0 million, or 5.6% of net sales, in the corresponding period last year. The increase is primarily driven by depreciation and amortization related to the second phase of our ERP system which went live during the second quarter of fiscal 2017, partially offset by a reduction in depreciation associated with the sale leaseback of our Lima, Ohio, and Sulphur Springs, Texas, production facilities in the second quarter of fiscal 2016.
Impairment
Impairment charges of $15.3 million were recorded in the nine months ended January 27, 2017, related to a note receivable that was settled in the third quarter of fiscal 2017. Refer to Note 1 for additional information.

Interest
Net interest expense for the nine months ended January 27, 2017 was $5.0 million compared to $7.9 million in the corresponding period last year. The reduction in interest costs was primarily the result of lower average net borrowings on our credit facility. All borrowings and related interest expense are included in continuing operations with the exception of interest expense associated with the Mortgage Loan on the corporate headquarters which is included as part of discontinued operations because the Mortgage Loan was required to be paid in connection with the sale of the Restaurants Business.
Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company's effective income tax rate was 34.3% for the nine months ended January 27, 2017 as compared to 31.0% for the corresponding period last year. The higher tax rate as compared to last year was driven primarily by the impact of yearly variances in the forecasted annual rate related to officer's life insurance and the domestic productions activities deduction. Discontinued operations are presented net of income tax or benefit.
Results from Discontinued Operations
Results associated with our Restaurant Business are classified as income from discontinued operations, net of taxes, in our Consolidated Statements of Net Income. Prior year results have been recast to conform with current presentation. Below is a summary of results for the nine months ended January 27, 2017, compared to the nine months ended January 22, 2016:

	Nine Months Ended
	Results from Discontinued Operations
(in thousands)	January 27, 2017	January 22, 2016
Income from discontinued operations before income taxes	$6,290	$15,016
(Benefit) Provision for income taxes	(1,033)	1,651
Income from discontinued operations	$7,323	$13,365

Results from discontinued operations were negatively impacted by a 2.9% reduction in restaurant same store sales as compared to the prior year as well as a net reduction of sales due to restaurant closures in fiscal 2016. The impact of lower sales for the nine months ended January 27, 2017 was partially offset by lower cost of sales year over year driven by lower commodity costs and reduced discounting. Results from discontinued operations were also impacted by $5.5 million of professional and legal fees associated with the intended divestiture of our Restaurants Business and $1.8 million of severance costs associated with employees who supported the Restaurants Business. The change in tax rates as compared to the prior year is driven primarily by the reduction in pretax income as well as the impact of tax credits related to hiring and tip wages. See Note 2 for additional information.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operating activities, the borrowing capacity under our Credit Agreement and the proceeds received from sale leaseback transactions completed in fiscal 2016.
Historically, our working capital requirements have been minimal. This favorable working capital position resulted from the relatively short trade credit terms with our BEF Foods customers as well as most of our major suppliers and distributors; and the quick turnover of our inventories.
Share Repurchase Program
On November 19, 2015, the Board of Directors increased the authorization of a stock repurchase program to $250.0 million. The program authorizes the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 10b-18 and 10b5-1, and in the open market or through privately negotiated transactions. In fiscal 2016 we repurchased approximately 3.9 million shares for $171.5 million. The repurchases were funded primarily through additional borrowings on our Credit Agreement, cash from operations and the net proceeds from the sale leaseback transactions of 143 restaurant properties and two production facilities. Following these repurchases, there had been $78.5 million remaining on the share repurchase authorization. We did not repurchase any shares under the remaining authorization in the first nine months of fiscal 2017. On January 24, 2017, the Board of Directors increased the Company’s existing share repurchase authorization, which extends through December 31, 2017, to $100.0 million.
Credit Agreement and other long term debt
Our Credit Agreement contains financial and other various affirmative and negative covenants that are typical for financings of this type. It requires us to maintain a specified minimum coverage ratio and maximum leverage ratio at January 27, 2017, of (1) a minimum coverage ratio of not less than 3.00 to 1.00; and (2) a maximum leverage ratio that may not exceed 4.00 to 1.00. As of January 27, 2017, our leverage ratio was 2.66, and our coverage ratio was 13.01, as defined in our Credit Agreement. Our Credit Agreement also limits repurchases of our common stock and the amount of dividends that we pay to holders of our common stock in certain circumstances. The Credit Agreement also allows for a sale leaseback of our real estate of up to $300.0 million, of which approximately $51 million was still available as of January 27, 2017. A breach of any of these covenants could result in a default under our Credit Agreement, in which all amounts under our Credit Agreement may become immediately due and payable, and all commitments under our Credit Agreement to extend further credit, terminated. We were in compliance with the financial covenant requirements of our Credit Agreement as of January 27, 2017. The outstanding borrowings on our Credit Agreement were $300.5 million and $307.0 million as of January 27, 2017, and April 29, 2016, respectively.
In conjunction with the Restaurants Transaction and the Acquisition discussed above, management intends to enter into a new $300.0 million credit facility at, or around, the time of the closing of the Restaurants Transaction and the Acquisition. Our fiscal 2018 targeted leverage range will be 1.0x - 2.0x, which we believe provides considerable flexibility to continue to grow and invest in the Company. Following the completion of these transactions, the Company will be focused on sales and profit growth of our food product business.
On February 9, 2016, we entered into the $30.0 million Mortgage Loan on our corporate headquarters in New Albany, Ohio. The Mortgage Loan had a ten-year term and was amortized over that period. The rate of interest was variable and was initially set at 5.1%. The Company and several wholly owned subsidiaries provided guaranties for the Mortgage Loan. There was $26.8 million of outstanding borrowings on the Mortgage Loan at the end of our third quarter, net of unamortized debt issuance costs. On January 31, 2017, we settled all outstanding borrowings on the Mortgage Loan using additional borrowings from the Credit Agreement.
We believe that our cash flow from operations, as well as the available borrowings under our Credit Agreement, will be sufficient to fund anticipated acquisitions, capital expenditures, working capital requirements, dividend payments and share repurchases.
We expect net proceeds after tax of $475.0 to $485.0 million. We intend to use the proceeds to settle all outstanding borrowings on our Credit Agreement at the time of the Restaurants Transaction. Furthermore, it is our expectation that our Board of Directors will declare a special dividend of approximately $150.0 million (or approximately $7.50 per share) representing net cash proceeds from the sale of the Restaurants Business after repayment of debt, within 60 days following the consummation of the Restaurants Transaction.

Cash flows from operating activities
Net cash provided by operating activities from continuing operations was $24.5 million for the nine months ended January 27, 2017 as compared to $62.7 million for the corresponding period last year. The change in operating cash flow was driven by working capital changes, including net income taxes paid of $21.1 million for the nine months ended January 27, 2017 as compared to net income taxes refunded of $12.6 million during the corresponding period last year. These working capital changes were offset by higher income from continuing operations after consideration of non-cash charges including impairment and depreciation.
Cash flows from investing activities
Cash used in investing activities from continuing operations was $23.2 million for the nine months ended January 27, 2017, as compared to cash provided by investing activities of $31.2 million for the nine months ended January 22, 2016. The change in cash flows from investing activities was primarily due to the proceeds received in fiscal 2016 from the sale leaseback of two of our production facilities. Capital expenditures from continuing operations were $23.7 million and $24.0 million, respectively, for the nine months ended January 27, 2017, and January 22, 2016. In the nine months ended January 27, 2017, capital expenditures primarily related to an additional refrigerated side dish production line at our Lima, Ohio plant and IT infrastructure projects. In fiscal 2017, capital expenditures from continuing operations are expected to approximate $30.0 million to $35.0 million and include expenditures for those items discussed above.
Cash flows from financing activities
Cash used in financing activities from continuing operations was $31.6 million for the nine months ended January 27, 2017, as compared to $136.2 million for the nine months ended January 22, 2016. The change in cash flows from financing activities was primarily due to the $156.7 million of repurchases of our common stock during the first nine months of fiscal 2016, partially offset by higher borrowings on our Credit Agreement. During the first nine months of fiscal year 2017 we paid a cash dividend of $1.02 per share, while in the first nine months of fiscal 2016 we paid a cash dividend of $0.96 per share. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends are at the discretion of our Board of Directors.
Contractual obligations
On January 31, 2017, subsequent to the end of our third quarter, we settled the remaining outstanding borrowings of the Mortgage Loan using additional borrowings from the Credit Agreement. We will accelerate unamortized debt issuance costs associated with the loan of $1.0 million and recognize those costs as interest expense in the fourth quarter of fiscal 2017.
As part of the Restaurants Transaction, the Buyer will assume all operating leases associated with the Restaurants Business, including leases for 143 restaurant properties that were sold as part of a sale leaseback transaction in the fourth quarter of fiscal 2016. The Company and BEF Foods, Inc. will continue to guarantee certain payment and performance obligations associated with the lease agreements for those restaurant properties.
Off-Balance Sheet Arrangements
As of January 27, 2017, we have not entered into any “off-balance sheet” arrangements with unconsolidated entities or other persons, as that term is defined in rules issued by the SEC.
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
Interest Rate Risk

At January 27, 2017, our outstanding debt included $300.5 million outstanding on the credit facility, and $29.5 million of other outstanding long-term notes. A change in market interest rates will impact our Credit Agreement when there is an outstanding balance.  For example, a one percent increase in the benchmark rate used for our Credit Agreement would increase our annual interest expense by approximately $3.0 million, assuming the $300.5 million outstanding at January 27, 2017, was outstanding for the entire year.
Commodities Prices

We purchase certain commodities such as pork, produce and dairy products. These commodities are generally purchased based upon market prices established with suppliers. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. We do not use financial instruments to hedge commodity prices, because these purchase arrangements help control the ultimate cost paid. Most commodity price aberrations are generally short-term in nature and for some commodities, such as sows, hedge instruments are not available.
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
In the second quarter of fiscal 2017, we implemented the second phase of our ERP system which improves the efficiency of certain financial and related transaction processes. The implementation resulted in business and operational changes, which required changes to our internal controls over financial reporting. We believe we have designed adequate controls into and around the new ERP system, which includes performing significant procedures, both within the ERP and outside the ERP, to monitor, review and reconcile financial activity for the third quarter of fiscal 2017 to ensure ongoing reliability of our financial reporting.
Aside from the implementation noted above, there have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended January 27, 2017, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Except as otherwise described herein there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 29, 2016.
The pending sale of the Company’s Bob Evans Restaurants business and the pending acquisition of Pineland Farms Potato Company, Inc. may not be completed within the currently contemplated time frame or at all, or may be completed on different terms.
We can provide no assurance that the pending sale of the Company’s Bob Evans Restaurants business (the “Restaurants Business”) or the pending acquisition of Pineland Farms Potato Company, Inc. (the “Acquisition”) will be completed or completed on a timely basis. Unforeseen developments outside of our control, including possible delays in obtaining applicable regulatory consents and approvals, could delay or prevent the sale of the Restaurants Business and/or the Acquisition, or cause them to occur on terms and conditions that are less favorable, or at a higher cost, than expected.
Any failure to complete the sale of the Restaurants Business and/or the Acquisition could have a negative impact on our business, financial results and stock price, as well as on our relationships with our customers, suppliers and employees. Moreover, after the sale of the Restaurants Business is completed, the Company will be smaller and less diversified, with a narrower business focus and may be more vulnerable to changing market conditions, which could adversely affect our business, results of operations or financial condition.
Our business and financial results could be adversely impacted during the pendency of the sale of the Restaurants Business and the Acquisition, particularly if there is a delay in the completion of the sale of the Restaurants Business or the Acquisition.
The pending sale of the Restaurants Business and the pending Acquisition may cause disruptions to our business or business relationships, and may create uncertainty surrounding our ongoing business operations, which could materially and adversely affect our business, results of operations or financial condition, regardless of whether the sale of the Restaurants Business and/or the Acquisition are completed, including as a result of the following:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	uncertainty regarding the future of our organization may adversely affect our ability to hire, retain and motivate key personnel and other employees; and

•
customers, suppliers or other parties which we maintain business relationships may experience uncertainty prior to the closing of the sale of the Restaurants Business or the Acquisition and seek alternative relationships with third parties or seek to terminate or renegotiate their relationships with us.

In addition, with respect to the sale of the Restaurants Business, the BER Sale Agreement restricts us from engaging in certain actions with respect to the Restaurants Business without the consent of Buyer, which could prevent us from pursuing business opportunities related to the Restaurants Business that may arise prior to the consummation of the sale of the Restaurants Business.
We have incurred, and will continue to incur, transaction costs in connection with the pending sale of the Restaurants Business and the Acquisition, and many of these fees and costs are payable regardless of whether or not the sale of the Restaurants Business or the Acquisition are completed.
Our financial and operating results may suffer if we are unsuccessful in integrating Pineland Farms Potato Company, Inc. with our food production business.
If we are unable to successfully integrate Pineland Farms Potato Company, Inc. with our food production business in an efficient and effective manner following the Acquisition, the anticipated benefits, including the expected diversification and expansion of our production capability and transportation cost savings, may not be realized fully, or at all, or may take longer to realize than expected. An inability to realize the full extent of the anticipated benefits of the Acquisition, or any delays encountered in the integration process, could have an adverse effect on the results of operations, cash flows and financial position of the Company, which may adversely affect the value of our common stock following the Acquisition. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and transportation cost savings, if achieved, may be lower than what the Company expects and may take longer to achieve than anticipated.
Guarantor provisions associated with restaurant lease obligations could adversely affect our results of operations or financial condition even after completion of the sale.

Upon the closing of the sale of the Restaurants Business, the Buyer will assume the lease obligations of the Restaurants Business. However, as part of the sale leaseback transaction of 143 of our restaurant properties in fiscal 2016, the Company and its wholly owned subsidiary BEF Foods, Inc. entered into payment and performance guaranties relating to the leases on such restaurant properties, which will remain in place upon the completion of the sale of our Restaurants Business.  Under the terms of the BER Sale Agreement, the Buyer is assuming primary responsibility for the payment and performance obligations under the leases on these sale leaseback properties.  However, while following the sale we will no longer have control over the Restaurants Business, under the terms of the guaranties we will remain liable for payments due under these leases if the Buyer fails to satisfy its lease obligations.  Any such unexpected expenses related to our obligations under the payment and performance guaranties could adversely affect our results of operations or financial condition.
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
In fiscal 2016 we repurchased approximately 3.9 million shares for $171.5 million. The repurchases were funded primarily through additional borrowings on our Credit Agreement, cash from operations and the net proceeds from the sale leaseback transactions of 143 restaurant properties and two production facilities. Following the repurchases, there had been $78.5 million remaining on the share repurchase authorization. We did not repurchase any shares in the first nine months of fiscal 2017. On January 24, 2017, the Board of Directors increased the Company's existing share repurchase authorization, which extends through December 31, 2017, to $100.0 million. Additional repurchases under this authorization will depend on valuation, maintaining a prudent leverage ratio and other factors.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS
See index to exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.

Date: March 8, 2017	By:	/s/ Saed Mohseni
Saed Mohseni President and Chief Executive Officer (Principal Executive Officer)

Date: March 8, 2017	By:	/s/ Mark E. Hood
Mark E. Hood Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

Date: March 8, 2017	By:	/s/ Beth A. Rauschenberger
Beth A. Rauschenberger Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
 * Mr. Hood and Ms. Rauschenberger have been duly authorized to sign on behalf of the Registrant as its principal financial officer and its principal accounting officer, respectively.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated January 27, 2017
Bob Evans Farms, Inc.

Exhibit Number	Description	Location
2.1	Asset and Membership Interest Purchase Agreement, dated as of January 24, 2017, by and between Bob Evans Farms, Inc. and BER Acquisition, LLC.	Incorporated herein by reference to Exhibit 2.1 to Bob Evans Farms, Inc.'s Current Report on Form 8-K filed January 25, 2017 (File No. 000-01667)
2.2
Stock Purchase Agreement, dated as of January 24, 2017, by and among BEF Foods, Inc., Pineland Farms Potato Company, Inc., the selling stockholders party thereto, Libra Foundation, in its capacity as the Sellers' Representative, and Bob Evans Farms, Inc.
Incorporated herein by reference to Exhibit 2.2 to Bob Evans Farms, Inc.'s Current Report on Form 8-K filed January 25, 2017 (File No. 000-01667)
3.1
Amended and Restated Certificate of Incorporation of company reflecting amendments through Aug. 20, 2014. [This document represents the Company’s Certificate of Incorporation in restated format incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]

Incorporated herein by reference to Exhibit 3.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 3, 2014 (File No. 000-01667)
3.2	Amended and Restated By-Laws of Bob Evans Farms, Inc. (Effective August 20, 2014)	Incorporated herein by reference to Exhibit 3.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 3, 2014 (File No. 000-01667)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith