Form 10-Q
period 2017-07-28
BOB EVANS FARMS INC
filed 2017-08-30
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
As of August 25, 2017, the registrant had 19,942,367 shares of its common stock, $.01 par value, outstanding.

BOB EVANS FARMS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOB EVANS FARMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	Unaudited July 28, 2017	April 28, 2017
Assets
Current Assets
Cash and equivalents	$15,275	$210,886
Accounts receivable, net	34,910	28,071
Inventories	22,170	17,210
Federal and state income taxes receivable	3,297	2,895
Prepaid expenses and other current assets	9,152	6,833
Current assets held for sale	3,334	3,334
Total Current Assets	88,138	269,229
Property, plant and equipment	290,780	244,554
Less accumulated depreciation	128,172	113,814
Net Property, Plant and Equipment	162,608	130,740
Other Assets
Deposits and other	1,970	2,118
Rabbi trust assets	22,724	22,353
Goodwill	101,299	19,634
Other intangible assets, net	34,629	39
Deferred income tax assets	5,291	5,131
Total Other Assets	165,913	49,275
Total Assets	$416,659	$449,244
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$425	$428
Accounts payable	20,080	13,424
Accrued property, plant and equipment purchases	684	1,283
Accrued non-income taxes	1,678	3,353
Accrued wages and related liabilities	5,222	16,404
Self-insurance reserves	5,510	7,878
Current taxes payable	32,308	27,954
Current reserve for uncertain tax provision	1,481	1,481
Other accrued expenses	11,916	17,905
Total Current Liabilities	79,304	90,110
Non-Current Liabilities
Deferred compensation	18,621	17,277
Reserve for uncertain tax positions	1,810	1,795
Deferred income tax liabilities	17,868	50
Other non-current liabilities	29,656	6,097
Credit facility borrowings and other non-current debt	92,168	2,267
Total Non-Current Liabilities	160,123	27,486
Stockholders’ Equity
Common stock, $.01 par value; authorized 100,000 shares; issued 42,638 shares at July 28, 2017, and April 28, 2017	426	426
Capital in excess of par value	258,169	260,619
Retained earnings	780,208	931,315
Treasury stock, 22,707 shares at July 28, 2017, and 22,842 shares at April 28, 2017, at cost	(861,571)	(860,712)
Total Stockholders’ Equity	177,232	331,648
Total Liabilities and Stockholders' Equity	$416,659	$449,244
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME
UNAUDITED
(in thousands, except per share amounts)

	Three Months Ended
	July 28, 2017	July 29, 2016
Net Sales	$109,265	$85,941
Cost of goods sold	75,851	57,420
Gross Margin	33,414	28,521
Operating expenses:
Advertising and marketing costs	3,063	3,239
Selling costs	4,447	3,713
Distribution costs	5,364	3,949
General and administrative costs	8,561	9,316
Amortization of intangible assets	901	39
Impairment, restructuring and other exit costs	—	—
Total operating expenses	22,336	20,256
Operating Income	11,078	8,265
Net interest expense	460	1,487
Income from Continuing Operations Before Income Taxes	10,618	6,778
Provision for income taxes	3,569	2,202
Income from Continuing Operations	7,049	4,576
Income from Discontinued Operations, net of Income Taxes	—	4,586
Net Income	$7,049	$9,162

Earnings Per Share — Income from Continuing Operations
Basic	$0.35	$0.23
Diluted	$0.35	$0.23

Earnings Per Share — Income from Discontinued Operations
Basic	$—	$0.23
Diluted	$—	$0.23

Earnings Per Share — Net Income
Basic	$0.35	$0.46
Diluted	$0.35	$0.46

Cash Dividends Paid Per Share	$7.84	$0.34

Weighted Average Shares Outstanding
Basic	20,162	19,792
Dilutive shares	56	172
Diluted	20,218	19,964
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Three Months Ended
	July 28, 2017	July 29, 2016
Operating activities:
Net income	$7,049	$9,162

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,446	17,574
(Gain) Loss on disposal of fixed assets	(28)	276
Gain on rabbi trust assets	(372)	(281)
Loss on deferred compensation	662	279
Share-based compensation	297	1,440
Accretion on long-term note receivable	—	(558)
Deferred income taxes	—	184
Amortization of deferred financing costs	77	406
Cash provided by (used for) assets and liabilities:
Accounts receivable	(831)	(1,130)
Inventories	(1,744)	(846)
Prepaid expenses and other current assets	(1,550)	(2,084)
Accounts payable	4,432	81
Federal and state income taxes	3,260	(13,520)
Accrued wages and related liabilities	(11,611)	(10,156)
Self-insurance	(2,825)	(530)
Accrued non-income taxes	(1,675)	(1,263)
Deferred revenue	—	(1,354)
Other assets and liabilities	(6,606)	(5,584)
Net cash used in operating activities	(4,019)	(7,904)
Investing activities:
Acquisition of Pineland Farms Potato Company	(115,811)	—
Purchase of property, plant and equipment	(3,887)	(18,985)
Proceeds from sale of property, plant and equipment	7	2,109
Deposits and other	85	(206)
Net cash used in investing activities	(119,606)	(17,082)
Financing activities:
Cash dividends paid	(156,224)	(6,724)
Gross proceeds from credit facility borrowings and other long-term debt	90,000	97,272
Gross repayments of credit facility borrowings and other long-term debt	(102)	(71,784)
Cash paid for taxes on share-based compensation	(5,660)	(640)
Excess tax benefits from share-based compensation	—	(1,632)
Net cash (used in) provided by financing activities	(71,986)	16,492
Net cash used in operations	(195,611)	(8,494)
Cash and equivalents at the beginning of the period	210,886	12,896
Cash and equivalents at the end of the period	$15,275	$4,402
The accompanying notes are an integral part of the financial statements.

BOB EVANS FARMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies
Unaudited Consolidated Financial Statements: The accompanying unaudited consolidated financial statements of Bob Evans Farms, Inc. (“Bob Evans”) and its subsidiaries (collectively, Bob Evans and its subsidiaries are referred to as “the Company,” “we,” “us” and “our”) are presented in accordance with the requirements of this Quarterly Report on Form 10-Q and, consequently, do not include all of the disclosures normally required by U.S. generally accepted accounting principles or those normally made in our Annual Report on Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. The consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. The information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2017. Throughout the Unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements, dollars are in thousands, except share and per-share amounts.
Description of Business: We produce and distribute a variety of complementary home-style, refrigerated side-dish convenience food items and pork sausage under the Bob Evans ®, Owens ®, Country Creek ® and Pineland ® brand names. These food products are available throughout the United States at grocery retailers. We also manufacture and sell similar products to food-service accounts, including Bob Evans Restaurants and other restaurants.
In the fourth quarter of fiscal 2017, we completed the sale of the Bob Evans Restaurants business (the "Restaurants Business") to Bob Evans Restaurants LLC, a Delaware limited liability company formed by affiliates of Golden Gate Capital Opportunity Fund, L.P. (the "Buyer") in accordance with the Asset Membership Interest Purchase Agreement entered into on January 24, 2017 (the "Restaurants Transaction"). For all periods presented in our Consolidated Statements of Net Income, all sales, costs, expenses, gains and income taxes attributable to our Restaurants Business as well as the Restaurants Transaction have been reported under the caption "Income from Discontinued Operations, Net of Income Taxes." Refer to Note 3 for additional information.
On May 1, 2017, the Company completed its acquisition ("the Acquisition") of Pineland Farms Potato Company, Inc., a Maine Corporation ("Pineland"). The acquisition increases our side-dish production capacity and provides us with the capability to produce and sell diced and shredded potato products in both the retail and food-service channels. The Company purchased and acquired all of the equity interests of Pineland outstanding immediately prior to the closing. See Note 2 for additional information.
Income Statement Reclassifications: Historically, the cost of goods sold line in the Consolidated Statement of Net Income has primarily represented the cost of materials and has excluded depreciation expense, which was presented separately. In the first quarter of fiscal 2018, we changed the presentation of our Consolidated Statements of Net Income. The changes were made to conform the Consolidated Statements of Net Income to how management views the business subsequent to the divestiture of Bob Evans Restaurants and to better align with presentation that is consistent with our industry peers. The primary change was to classify all production costs, including plant wages, depreciation and other plant operating costs, as costs of goods sold. These costs totaled $25,524 and $19,406 for the three months ended July 28, 2017, and July 29, 2016, respectively. We also have changed our income statement presentation to separately present advertising, selling and distribution costs, consistent with how management views the business. These changes had no impact on reported operating income or net income, and prior period amounts have been reclassified to conform to the current presentation.
Revenue Recognition: Revenue is recognized when products are received by our customers. We engage in promotional (sales incentive / trade spend) programs in the form of "off-invoice" deductions, billbacks, cooperative advertising and coupons with our customers. Costs associated with these programs are classified as a reduction of gross sales in the period in which the sale occurs. Promotional spending for continuing operations, primarily comprised of off-invoice deductions and billbacks, was $17,881 and $16,291 for the three months ended July 28, 2017, and July 29, 2016, respectively.
Cost of Goods Sold: Cost of goods sold includes the cost of raw materials, packaging materials, production labor and all other operating costs associated with our production facilities including depreciation. Prior to the income statement reclassification, cost of goods sold was comprised primarily of raw material and packaging material costs. Production labor was previous included in operating wages and fringe benefit expenses, production related operating expenses were included in other operating expenses and depreciation was presented separately on the Consolidated Statements of Net Income.

Advertising and Marketing Costs: Advertising and marketing costs are primarily comprised of media advertising and consumer research costs. Media advertising is expensed over the expected benefit period and is fully expensed in the fiscal year the media first airs. We expense all other advertising and marketing costs as incurred. Advertising and marketing expense from continuing operations was $3,063 and $3,239 in the three months ended July 28, 2017, and July 29, 2016, respectively, and is recorded separately in the Consolidated Statements of Net Income. Prior to the changes in income statement presentation, advertising costs were included in other operating expenses and marketing costs were included in S,G&A.
Distribution Costs: Distribution costs primarily consist of expenditures related to shipping products to our customers and are expensed when incurred. Distribution costs were $5,364 and $3,949 for the three months ended July 28, 2017, and July 29, 2016, respectively, and are recorded separately on the Consolidated Statements of Net Income. These costs were primarily presented as other operating expenses prior to the first quarter of fiscal 2018.
Selling Costs: Selling costs include compensation, travel and support costs for our sales organization as well as broker fees. Selling costs were $4,447 and $3,713 for the three months ended July 28, 2017, and July 29, 2016, respectively, and are recorded separately on the Consolidated Statements of Net Income. These costs were previously classified in S,G&A.
Accounts Receivable: Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowances for doubtful accounts and promotional incentives. Accounts receivable consist primarily of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us were to occur, the recoverability of amounts due to us could change by a material amount. We had allowances for doubtful accounts of $542 and $269 as of July 28, 2017, and April 28, 2017, respectively. Accounts receivable were reduced by $6,958 and $8,055 as of July 28, 2017, and April 28, 2017, respectively, related to promotional incentives that reduce what is owed to the Company from certain customers.
Inventories: We value inventories at the lower of net realizable value or average cost, which approximates a FIFO basis due to the perishable nature of that inventory. Inventory includes raw materials and supplies ($9,399 at July 28, 2017, and $6,037 at April 28, 2017) and finished goods ($12,771 at July 28, 2017, and $11,173 at April 28, 2017).
Property, Plant and Equipment: Property, plant and equipment is recorded at cost less accumulated depreciation. The straight-line depreciation method is used. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (primarily 5 to 25 years) and machinery and equipment (primarily 3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the initial lease terms. Total depreciation expense from continuing operations was $6,545 and $5,095 in the three months ended July 28, 2017, and July 29, 2016, respectively. Net assets acquired from the acquisition of Pineland are recorded at the preliminary estimated fair value, net of estimated depreciation expense. See Note 2 for additional information.
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
Assets associated with our Richardson, Texas, location totaling $3,334 are classified as Current Assets Held for Sale in the Consolidated Balance Sheet as of July 28, 2017 and April 28, 2017.
Goodwill: Goodwill, which represents the cost in excess of fair market value of net assets acquired was $101,299 and $19,634 as of July 28, 2017 and April 28, 2017, respectively. The increase in goodwill of $81,665 from prior year was acquired as part of our acquisition of Pineland on May 1, 2017. See Note 2 for additional information. The remaining goodwill balance was acquired as part of our fiscal 2013 acquisition of Kettle Creations.
Goodwill is not amortized, but rather is tested for impairment during the fourth quarter each year or on a more frequent basis when indicators of impairment exist. Goodwill and indefinite lived intangible asset impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. We perform our impairment test using a combination of income-based and market-based approaches. The income-based approach indicates the fair value of an asset or business based on the cash flows it can be expected to generate over its remaining useful life. Under the market-based approach, fair value is determined by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. There have been no impairments to our goodwill in the current or prior years.
Other Intangible Assets: Other intangible assets, which primarily represent the cost in excess of fair market value of net assets acquired, were $34,629 and $39 as of July 28, 2017 and April 28, 2017, respectively. As part of the Pineland acquisition, we acquired identifiable intangible assets associated with the Pineland trade name and customer relationships. The Pineland trade name and customer relationships are being amortized on a straight-line basis over their estimated economic useful life of 20 years and 10 years, respectively.
As part of the fiscal 2013 Kettle Creations acquisition, we obtained a non-compete agreement with certain executives of the former company. The Kettle Creations non-compete agreement was amortized on a straight-line basis over its estimated economic life of five years which ended during the first quarter of fiscal 2018.
We recorded $901 of amortization expense associated with intangible assets in the three months ended July 28, 2017. As of July 28, 2017, other intangible assets were comprised of the following:

(in thousands)	July 28, 2017
Customer relationships	$32,629
Trademark	2,000
Total other intangible assets	$34,629
Earnings Per Share ("EPS"): Our basic EPS computation is based on the weighted-average number of shares of common stock outstanding during the period presented. Our diluted EPS calculation reflects the assumed vesting of restricted shares and market-based performance shares, the exercise and conversion of outstanding employee stock options and the settlement of share-based obligations recorded as liabilities on the Consolidated Balance Sheet, net of the impact of anti-dilutive shares. See Note 7 for more information.
The numerator in calculating both basic and diluted EPS for each period is reported net income. The denominator is based on the following weighted-average shares outstanding:

	Three Months Ended
(in thousands)	July 28, 2017	July 29, 2016
Basic	20,162	19,792
Dilutive shares	56	172
Diluted	20,218	19,964
In the three months ended July 28, 2017 and July 29, 2016, 29,307 shares and 313,382, respectively, of common stock were excluded from the diluted EPS calculations because they were anti-dilutive.
Dividends: In the three months ended July 28, 2017, the Company paid dividends equal to $7.84 per share on our outstanding common stock, including a special dividend of $7.50 per share. The special dividend represents the majority of net cash proceeds from the Restaurants Transaction, after income tax payments and the settlement of outstanding borrowings under our former Credit Agreement, which was terminated in connection with the Restaurants Transaction. We also paid a quarterly dividend equal to $0.34 per share on our outstanding common stock in both the three months ended July 28, 2017, and July 29, 2016.
Individuals that hold awards for unvested and outstanding restricted stock units, performance share units and outstanding deferred stock awards are entitled to receive dividend equivalent rights equal to the per-share cash dividends paid on outstanding units. Dividend equivalent rights are forfeitable until the underlying share-units from which they were derived vest. Share-based dividend equivalents are recorded as a reduction to retained earnings, with an offsetting increase to capital in excess of par value. Refer to table below:

	Three Months Ended
(in thousands)	July 28, 2017	July 29, 2016
Cash dividends paid to common stockholders	$156,224	$6,724
Dividend equivalent rights	1,932	85
Total dividends	$158,156	$6,809

Accrued Non-Income Taxes: Accrued non-income taxes primarily represent obligations for real estate and personal property taxes, as well as sales and use taxes. Accrued non-income taxes were $1,678 and $3,353 as of July 28, 2017, and April 28, 2017, respectively.
Self-Insurance Reserves: We record estimates for certain health, workers’ compensation and general insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. In the first quarter of fiscal 2018, we corrected the classification of self-insurance reserves. We recorded an adjustment on our April 28, 2017, Consolidated Balance Sheet to classify $2,814 of our self-insurance reserves as non-current. Self-insurance reserves were $7,867 and $10,692 as of July 28, 2017, and April 28, 2017, respectively, of which $2,357 and $2,814 were classified as non-current liabilities.
Other Accrued Expenses:    Other accrued expenses consisted of the following:

	Three Months Ended
(in thousands)	July 28, 2017	April 28, 2017
Legal and professional fees	$2,528	$10,807
Accrued customer incentives	2,520	1,912
Accrued advertising	1,376	515
Accrued broker fees	1,188	945
Other	4,304	3,726
Total other accrued expenses	$11,916	$17,905
Other Non-Current Liabilities: Other non-current liabilities consisted of the following:

	Three Months Ended
(in thousands)	July 28, 2017	April 28, 2017
Deferred rent	$1,265	$1,091
Contingent consideration (1)	23,903	—
Non-current deferred gain (2)	2,131	2,192
Self-insurance reserves	2,357	2,814
Total other non-current liabilities	$29,656	$6,097
(1) See Note 2 for additional information.
(2) In fiscal 2016, we entered into sale leaseback transactions for two of our production facilities. The transactions included 20-year initial lease terms for each facility with additional renewal periods, as well as payment and performance guaranties. A gain of $2,305 on the sale of our Lima, Ohio, facility was deferred and is being recognized on a straight-line basis over the initial term of the lease.
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
New Accounting Pronouncements: In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standard Board ("FASB"), the Securities and Exchange Commission ("SEC"), the Emerging Issues Task Force, the American Institute of Certified Public Accountants or any other authoritative accounting body to determine the potential impact they may have on the Company’s consolidated financial statements.
In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued new joint guidance surrounding revenue recognition. Under US GAAP, this guidance is being introduced to the ASC as Topic 606, Revenue from Contracts with Customers ("Topic 606"), by Accounting Standards Update ("ASU") No. 2014-09. The new standard supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a "full retrospective" adoption or a "modified retrospective" adoption. The standard will become effective for us in fiscal 2019.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance requires companies to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will become effective for us beginning in fiscal 2020, with early adoption permitted. We are currently evaluating this standard, including the timing of adoption and the related impact on our consolidated financial statements.
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The standard will become effective for us in our fiscal 2021. We do not expect this standard to have a material impact on the consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. Under the previous guidance an impairment of goodwill exists when the carrying amount of goodwill exceeds its implied fair value, whereas under the new guidance a goodwill impairment loss would be recognized if the carrying amount of the reporting unit exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact this standard will have on our consolidated financial statements.
2. Acquisitions

On May 1, 2017, the Company completed its acquisition of Pineland. The Acquisition increases our side-dish production capacity and provides us with the capability to produce and sell diced and shredded potato products in both the retail and food-service channels. The acquisition also diversifies our production capability by adding a second state-of-the-art potato processing facility with approximately 180 million pounds of annual capacity. Pineland also owns and operates a 900-acre potato farm and is surrounded by an estimated 55,000 acres of annual potato production.
The Company purchased and acquired all of the equity interests of Pineland outstanding immediately prior to the closing. Net of working capital adjustments and cash acquired, the Company paid $115,811 in cash, and may be required to pay up to an additional $25,000 in cash as potential earn-out consideration, which is subject to the achievement of certain operating EBITDA performance milestones over a consecutive 12-month period during the 24 months following the acquisition date. The following table summarizes the total preliminary purchase price allocated to the net assets acquired:

(in thousands)
Cash paid	$115,811
Preliminary fair value of contingent consideration	23,746
Total purchase price to allocate	$139,557
The earn-out consideration arrangement requires the Company to pay a maximum of $25,000 to Pineland's former shareholders, if Pineland reaches certain EBITDA performance milestones over a consecutive 12-month period during the 24 months following the acquisition date. The preliminary fair value of the earn-out consideration at the acquisition date was estimated to be $23,746. We preliminarily estimated the fair value of the earn-out consideration using a probability-weighted discounted cash flow model. The key assumptions in the discounted cash flow model were Pineland forecasted revenues and profits over the 24 month period following the acquisition date. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. Subsequent adjustments to the fair value of the earn-out consideration will be recorded to the general and administrative expense line of the Consolidated Statements of Net Income.
The following table summarizes the estimated fair value of assets acquired and liabilities, on the acquisition date. We are in the process of obtaining a third party valuation of the assets acquired and liabilities assumed, including the earn-out consideration, and as a result the provisional measurements disclosed below are preliminary and subject to change.

(in thousands)	Acquisition date fair value
Accounts receivable	$6,008
Inventory	3,216
Other assets	944
Property, plant and equipment	35,133
Identifiable intangible assets	35,491
Goodwill	81,665
Total identifiable assets acquired	$162,457

Current liabilities assumed	5,081
Deferred tax liabilities	$17,819
The identifiable intangible assets acquired include preliminary values of $33,466 associated with customer relationships that will be amortized over a 10-year period, and $2,025 associated with trademarks that will be amortized over a 20-year period. The trademarks were preliminarily valued using the relief-from-royalty method while the customer relationships were valued using the excess-earnings method. Key assumptions in the preliminary valuation of identifiable intangible assets included projected sales and profit margins, customer attrition rates and other third party benchmarking information. There are inherent uncertainties and management judgment required in these determinations.
The preliminary valuation of the Pineland acquisition resulted in a purchase price that exceeded the estimated fair value of net assets acquired, which was allocated to goodwill. We believe the amount of goodwill relative to the fair value of consideration relates to several factors including potential synergies related to market opportunities for our product offerings, the potential to leverage our combined sales force to attract new customers and potential synergies that will result in cost reductions for the combined company. None of the goodwill is expected to be deductible for income tax purposes.
We incurred $557 of integration costs during the three months ended July 28, 2017, primarily related to legal and professional fees associated with the acquisition of Pineland. These expenses were primarily recorded in the general and administrative expenses line of the Consolidated Statements of Net Income. The following table represents sales and operating income associated with the acquired Pineland business in the first quarter of fiscal 2018:

(in thousands)
Net sales (excluding intercompany sales)	$8,583
Operating income	$524
Pro Forma Information

The following pro forma financial information presents our combined results of operations as if the acquisition of Pineland had occurred on April 30, 2016, the first day of fiscal 2017. The unaudited pro forma financial information is not necessarily indicative of what our condensed consolidated results of operations actually would have been had the acquisition been completed on April 30, 2016. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

(in thousands)	Q1 2017 pro forma results
Revenue (excluding intercompany sales)	$95,094
Operating income	8,135
Income before taxes	6,428
Provision for income taxes	2,073
Net income	$4,355
3. Discontinued Operations

In the fourth quarter of fiscal 2017, we completed the sale of the Restaurants Business for an aggregate purchase price of $565,000 in cash. The Buyer also purchased our corporate headquarters as part of the transaction.

The Restaurants Transaction was effected by (i) the sale of the Restaurants Business assets by the Company’s affiliates to the Buyer and (ii) the sale by the Company of fifty percent of the equity interest in a newly formed special purpose entity that holds specified intellectual property assets used by both the Restaurants Business and the Company’s food production business. As part of the Restaurants Transaction the Company also conveyed to the Buyer the majority of working capital liabilities associated with the Restaurants Business, including outstanding payables, accrued wages, and other accrued current liabilities, other than debt.

The Company continues to supply the Restaurants Business with certain of its products under a multi-year supply agreement. Net sales to the Restaurants Business were $5,201 and $4,772 during the three months ended July 28, 2017 and July 29, 2016, respectively. Sales to the Restaurants Business in the prior year were eliminated in consolidation. Additionally, pursuant to a transition services agreement, the Company will supply certain services, primarily information technology related, to the Restaurants Business and will receive certain human resource, tax and accounting services from the Restaurants Business. These services will be provided at cost for a period up to 18 months, which can be further extended.

Results associated with the Restaurants Business are classified as income from discontinued operations, net of income taxes, in our Consolidated Statements of Net Income, and were immaterial in the first quarter of fiscal 2018. Prior year results have been recast to conform to the current presentation. Income from discontinued operations in the prior year was comprised of the following:

	Three Months Ended
(in thousands)	July 28, 2017	July 29, 2016
Net sales	$—	$220,376
Costs of sales	—	55,236
Other operating expenses	—	159,707
Operating income from discontinued operations	$—	$5,433
Net interest expense (1)	—	406
Income from discontinued operations before income taxes	—	5,027
Provision for income taxes	—	441
Net income from discontinued operations	$—	$4,586

(1) Interest expense associated with the mortgage loan on our corporate headquarters facility, which was sold to the Buyer as part of the Restaurants Transaction, has been allocated to discontinued operations.

Total operating and investing cash flows from discontinued operations were immaterial in the first quarter of fiscal 2018. Cash provided by operating activities from discontinued operations was $9,865 in the first quarter of fiscal 2017, while cash used in investing activities was $4,141 in the first quarter of fiscal 2017. Cash used in investing activities of discontinued operations in the first quarter of fiscal 2017 relates to $6,066 of capital expenditures, net of proceeds from the sale of closed restaurant locations.

Lease Guarantee

As part of the Restaurants Transaction, the Buyer assumed all operating leases associated with the Restaurants Business, including leases for the 143 restaurant properties that were sold as part of a sale leaseback transaction in the fourth quarter of fiscal 2016. The Company and BEF Foods, Inc. continue to guarantee certain payment and performance obligations associated with the lease agreements for those restaurant properties (the "Guarantee"). In the event the Buyer fails to meet its payment and performance obligations under these lease agreements, the Company may be required to make rent and other payments to the landlord under the requirements of the Guarantee. Should the Company, as guarantor of the lease obligations, be required to make all lease payments due for the remaining term of the lease subsequent to July 28, 2017, the maximum amount we may be required to pay is the annual rent amount, for the remainder of the lease term. The current annual rent on these leases is approximately $13,300, and will increase up to 1.5% annually based on indexed inflation. The lease term extends for approximately 19 more years as of July 28, 2017, and the Company would remain a guarantor of the leases in the event the leases are extended for a renewal period. In the event that the Company is obligated to make payments under the guarantor obligations, we believe the exposure is limited due to contractual protections and recourse available in the master lease agreements as well as the BER Sale Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default. There have not been any events that would suggest that the Buyer will fail to continue to meet the obligations of the leases. As such, the fair value of the Guarantee is immaterial as of July 28, 2017.

4. Long-Term Debt and Credit Arrangements
As of July 28, 2017, long-term debt was comprised of $90,000 outstanding under our $300,000 revolving credit facility ("Credit Facility"), the long-term portion of a $3,000 Research and Development Investment Loan ("R&D Loan") and an interest-free loan of $1,000, due 10 years from the date of borrowing, with imputed interest, which as a result is discounted to $898. Refer to the table below:

(in thousands)	July 28, 2017	April 28, 2017
Credit Facility borrowings (1)	$90,000	$—
R&D Loan (1)	1,695	1,801
Interest-free loan (1)	898	894
Total borrowings	92,593	2,695
Less current portion	(425)	(428)
Long-term debt	$92,168	$2,267
(1) The Credit Facility, R&D Loan and Interest-free loan mature in fiscal 2022, 2021 and 2022, respectively.

Credit Facility Borrowings
On April 28, 2017, the Company entered into the Credit Facility, which established a syndicated secured revolving credit facility under which up to $300,000 will be available, with a letter of credit sub-facility of $20,000, and an accordion option to increase the revolving credit commitment to $400,000. All obligations under the Credit Facility are unconditionally guaranteed by the Company as well as certain wholly owned subsidiaries, and are secured by a first-priority security interest in certain property and assets of the Company, including accounts receivable, inventory, equipment, intellectual property and certain other assets, including stock pledges of certain material direct subsidiaries of the Company. The Credit Facility has a maturity date of April 28, 2022. We incurred financing costs of $1,542 associated with the Credit Facility, which are being amortized over the five-year term of the facility.

The primary purposes of the Credit Facility are for stand-by letters of credit in the ordinary course of business as well as working capital, capital expenditures, acquisitions, stock repurchases, dividends and other general corporate purposes.

Borrowings under the Credit Facility bear interest, at borrower’s option, at a rate based on the Eurodollar Rate or the Base Rate, plus a margin based on the Consolidated Leverage Ratio, as detailed in the Credit Facility, ranging from 1.25% to 2.00% per annum for Eurodollar Rate, and ranging from 0.25% to 1.00% per annum for Base Rate. Base Rate means, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Rate, plus 0.50%, and (ii) Bank of America, N.A.’s “prime rate”, and (iii) the Eurodollar Rate, plus 1.0%. As of July 28, 2017, the margin on LIBOR-based loans was 1.50% per annum and the margin on Base Rate-based loans was 0.50% per annum. Commitment fees payable under the Credit Facility are also based on the Consolidated Leverage Ratio as defined in the Credit Facility and range from 0.20% per annum to 0.30% per annum of the average unused portion of the total lender commitments then in effect.

The terms of the Credit Facility provide for customary representations and warranties and affirmative covenants. The Credit Facility contains negative covenants usual and customary for a transaction of this nature. The Credit Agreement also contains financial covenants that require us to maintain a specified minimum coverage ratio of not less than 3.00 to 1.00, and a maximum leverage ratio that may not exceed 3.50 to 1.00. As of July 28, 2017, we had $90,000 outstanding on the Credit Agreement and we were in compliance with all covenants. A breach of any of these covenants could result in a default under our Credit Facility, in which all amounts under the Credit Facility may become immediately due and payable, and all commitments under our Credit Facility to extend further credit may be terminated. The carrying value of our Credit Facility borrowings approximates its fair value due to the variable rate nature the debt instrument.

As of July 28, 2017, we had outstanding letters of credit that totaled $7,136, all of which were utilized as part of the total amount available under our Credit Facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of the terms set forth in these arrangements.

Our effective interest rate for the Credit Facility was 2.71% for the three months ended July 28, 2017, and our effective interest rate on outstanding borrowings was 2.48% for the three months ended July 29, 2016.

Net interest expense during three months ended July 28, 2017 and July 29, 2016 was comprised of the following:

	Three Months Ended
(in thousands)	July 28, 2017	July 29, 2016
Interest expense:
Variable-rate debt (1)	$447	$1,965
Fixed-rate debt (2)	92	396
Capitalized interest	(8)	(198)
Total interest expense on outstanding borrowings	531	2,163
Interest income:
Accretion on note receivable (3)	—	(558)
Other	(71)	(118)
Total interest income	(71)	(676)
Net interest expense from continuing operations	$460	$1,487

(1)	Primarily interest expense on our Credit Facility borrowings for the three months ended July 28, 2017, and interest expense on our former credit agreement for the three months ended July 29, 2016.

(2)	Includes the amortization of debt issuance costs.

(3)	Accretion on our $30,000 note receivable, obtained as part of the sale of Mimi’s Café to Le Duff which was settled in the third quarter of fiscal 2017.

5. Income Taxes
The provision for income taxes is based on our current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate from continuing operations was 33.6% for the three months ended July 28, 2017, as compared to 32.5% for the corresponding period last year. The higher tax rates from continuing operations for the three months ended July 28, 2017, as compared to the corresponding periods last year, was driven primarily by the impact of the yearly variance in the forecasted annual rate related to the domestic productions activities deduction.
6. Restructuring and Severance Charges

In the second half of fiscal 2017, we incurred severance charges related to a reduction of personnel as part of the Company's overall strategic initiatives, including the sale of the Restaurants Business. Severance charges associated with employees who work in shared service functions were recorded in the general and administrative line of the Consolidated Statements of Net Income, while charges associated with employees who supported the Restaurants Business were recorded in results from discontinued operations.
Liabilities associated with severance charges as of July 28, 2017, were $618 and are recorded in the accrued wages and related liabilities line of the Consolidated Balance Sheet. The majority of these liabilities are expected to be paid in fiscal 2018.
See tables below for detail of restructuring activity for the three months ended July 28, 2017, and July 29, 2016, respectively:

(in thousands)	Restructuring charges
Balance at April 28, 2017	$2,800
Restructuring and related severance charges incurred	—
Amounts paid	(1,881)
Adjustments	(301)
Balance at July 28, 2017	$618

(in thousands)	Restructuring charges
Balance at April 29, 2016	$2,698
Restructuring and related severance charges incurred (1)	807
Amounts paid	(2,043)
Adjustments	8
Balance at July 29, 2016	$1,470
(1) Restructuring charges of $807 were recorded in discontinued operations for the three months ended July 29, 2016, related to charges incurred for closed restaurants.
7. Share-Based Compensation
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
As of July 28, 2017, there were equity awards outstanding under the Amended and Restated Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”). The types of awards that may be granted under the 2010 Plan include: stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), cash incentive awards, performance share units ("PSUs"), and other awards. During the three months ended July 28, 2017, the Company granted approximately 11,000 RSUs and 19,000 PSUs under the 2010 Plan. During the three months ended July 29, 2016, the Company granted approximately 74,000 RSUs and 142,000 PSUs under the 2010 Plan. With the exception of awards granted to nonemployee directors, all awards granted prior to fiscal 2018 vested on April 28, 2017.
RSUs outstanding under the 2010 Plan vest ratably, primarily over three years for employees and one year for nonemployee directors of the Company. The PSUs granted in fiscal 2018 have performance-based vesting conditions and were designed to vest at the end of a three-year performance period if the vesting conditions are achieved. Concurrent with the adoption of ASU 2016-09, Improvements to Employee Share-Based Compensation Accounting, the Company has elected to account for forfeitures of share-based awards when the occur.
Total share-based compensation expense associated with continuing operations, included within the general and administrative line on the Consolidated Statements of Net Income, was $297 and $723 for the three months ended July 28, 2017, and July 29, 2016, respectively.
8. Other Compensation Plans

Defined Contribution Plan: We have a defined contribution 401(k) retirement savings plan that is available to substantially all employees who have at least 1,000 hours of service.

Nonqualified Deferred Compensation Plans: We have three nonqualified deferred compensation plans, the Bob Evans Executive Deferral Plans I and II (collectively referred to as “BEEDP”) and Bob Evans Directors’ Deferral Plan (“BEDDP”), which provide certain executives and Board of Directors members, respectively, the opportunity to defer a portion of their current year salary or stock compensation to future years. A third party manages the investments of employee deferrals. Expenses related to investment results of these deferrals are based on the change in quoted market prices of the underlying investments elected by plan participants, and are recorded within general and administrative expenses.
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
Participants who defer cash compensation into our deferral plans have a range of investment options, one of which is Company stock. Obligations for participants who choose this investment election are satisfied only in shares of Company stock, while all other obligations are satisfied in cash. These share-based obligations are treated as "Plan B" instruments, as defined by ASC 710. These deferred compensation obligations are recorded as liabilities on the Consolidated Balance Sheets, in the deferred compensation line. We record compensation cost for subsequent changes in fair value of these obligations. Participants earn share-based dividend equivalents in an amount equal to the value of per-share dividends paid to common shareholders. These dividends accumulate into additional shares of common stock, and are recorded as compensation cost in the period in which the dividends are paid. At July 28, 2017, our deferred compensation obligation included $1,596 of share based obligations, which represents approximately 22,000 shares. The dilutive impact of these shares is included in the denominator of our EPS calculation. Compensation cost (benefit) recognized on the adjustment of fair value for deferred awards was immaterial in the current and prior year.
Supplemental Executive Retirement Plan: The Supplemental Executive Retirement Plan ("SERP") provides awards to a limited number of executives in the form of nonqualified deferred cash compensation. Gains and losses related to these benefits and the related investment results are recorded within the general and administrative caption in the Consolidated Statements of Net Income. The SERP is frozen and no further persons can be added, and funding was reduced to a nominal amount per year for the remaining participants.
Our deferred compensation liabilities as of July 28, 2017, and April 28, 2017, consisted of the following:

(in thousands)	July 28, 2017	April 28, 2017
Liability for deferred cash obligations in BEEDP and BEDDP Plans	$14,167	$13,986
Liability for deferred cash obligations in SERP Plan	4,714	5,830
Liability for deferred share-based obligations in BEEDP and BEDDP Plans	1,596	1,398
Other non-current compensation arrangements	115	110
Total deferred compensation liabilities	20,592	21,324
Less current portion (1)	(1,971)	(4,047)
Non-current deferred compensation liabilities	$18,621	$17,277
(1) Current portion of deferred compensation is included within the accrued wages and related liabilities line on the Consolidated Balance Sheets.

The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations in our nonqualified deferred compensation plans. Assets held by the Rabbi Trust are recorded on our Consolidated Balance Sheets, and include company-owned life insurance ("COLI") policies, short-term money market securities and Bob Evans common stock. The COLI policies held by the Rabbi Trust are recorded at cash surrender value on the Rabbi Trust Assets line of Consolidated Balance Sheets and totaled $22,724 and $22,353 as of July 28, 2017, and April 28, 2017, respectively. The cash receipts and payments related to the COLI proceeds are included in cash flows from continuing operating activities on the Consolidated Statements of Cash Flows and changes in the cash surrender value for these assets are reflected within the general and administrative line in the Consolidated Statements of Net Income.

The short-term securities held by the Rabbi Trust are recorded at their carrying value, which approximates fair value, on the prepaid expenses and other current assets line of the Consolidated Balance Sheets and totaled $1,289 and $984 as of July 28, 2017, and April 28, 2017, respectively. All assets held by the Rabbi Trust are restricted to their use as noted above.
9. Commitments and Contingencies
We are from time-to-time involved in ordinary and routine litigation, typically involving claims from customers, employees and others related to operational issues common to the food manufacturing industry, and incidental to our business. As part of the Restaurants Transaction, we also retained liability for claims associated with our Restaurant Business that occurred prior to closing. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations.
10. Supplemental Cash Flow Information
Cash paid for income taxes and interest for the three months ended July 28, 2017, and July 29, 2016, is summarized as follows:

	Three Months Ended
(in thousands)	July 28, 2017	July 29, 2016
Income taxes paid	$394	$17,701
Income taxes refunded	(98)	(128)
Income taxes paid, net	296	17,573
Interest paid	$203	$2,203
11. Subsequent Events
On August 23, 2017, the Board of Directors approved a quarterly cash dividend of $0.34 per share, payable on September 18, 2017, to shareholders of record at the close of business on September 4, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “Company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. This MD&A may contain forward-looking statements that set forth our expectations and anticipated results based on management’s plans and assumptions. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed herein. For more information, see "Forward Looking Statements" in our Annual Report on Form 10-K for the year ended April 28, 2017.
We produce and distribute a variety of complementary home-style, refrigerated side-dish convenience food items and pork sausage under the Bob Evans ®, Owens, Country Creek ® and Pineland ® brand names. These food products are available throughout the United States. We also manufacture and sell similar products to food-service accounts, including Bob Evans Restaurants and other restaurants.
Acquisition of Pineland Farms Potato Company, Inc.
On May 1, 2017, the Company completed the transaction to purchase Pineland Farms Potato Company, Inc., a Maine corporation ("Pineland"). The Company acquired all of the equity interests of Pineland outstanding immediately prior to the closing (the “Acquisition”), in exchange for $115.8 million in cash, after working capital adjustments, and up to an additional $25.0 million in cash as potential earn-out consideration, the payment of which is subject to the achievement of certain operating EBITDA performance milestones over consecutive 12-month periods during the 24 months following the acquisition date.
The acquisition increases our side-dish production capacity and provides us the capability to produce and sell diced and shredded potato products in both the retail and food-service channels. The acquisition also diversifies our production capability by adding a second state-of-the-art potato processing facility with approximately 180 million pounds of capacity, 50 million pounds of which came on-line in April 2017. Pineland also owns and operates a 900-acre potato farm and is surrounded by an estimated 55,000 acres of annual potato production. The production facility's close proximity to tens of thousands of acres of potato production is anticipated to reduce transportation costs. The acquisition mitigates the required near-term capital spending for additional capacity to meet our expected sales growth targets in side-dish products.

Overview of results from continuing operations for the three months ended July 28, 2017, compared to three months ended July 29, 2016

Net sales from continuing operations were $109.3 million in the first quarter of fiscal 2018, an increase of $23.3 million or 27.1% as compared to the corresponding period last year. Gross margin increased 17.2% to $33.4 million in the first quarter of fiscal 2018 from $28.5 million in the first quarter of the prior year. Operating income was $11.1 million in the first quarter of fiscal 2018, compared to $8.3 million in the corresponding period last year, an increase of $2.8 million or 33.7%. Results were favorably impacted by higher net sales, partially offset by lower margins driven by higher sow costs and the increase in sales mix of our food-service channel as well as higher production costs.
Pretax income from continuing operations in the first quarter of fiscal 2018 was $10.6 million as compared to $6.8 million in the corresponding period last year. The effective tax rate was 33.6% in the current year as compared to 32.5% in the corresponding period last year. Earnings per diluted share from continuing operations were $0.35 as compared to $0.23 in the corresponding period last year.
The table below reflects data for the three months ended July 28, 2017, compared to the three months ended July 29, 2016. The information is derived from the accompanying Consolidated Statements of Net Income. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Three Months Ended
(in thousands)	July 28, 2017		July 29, 2016
Net Sales	$109,265		$85,941
Cost of goods sold	75,851	69.4%	57,420	66.8%
Gross Margin	33,414	30.6%	28,521	33.2%

Operating Expenses:
Advertising and marketing costs	3,063	2.8%	3,239	3.8%
Selling costs	4,447	4.1%	3,713	4.3%
Distribution costs	5,364	4.9%	3,949	4.6%
General and administrative costs	8,561	7.9%	9,316	10.9%
Amortization of intangible assets	901	0.8%	39	—%
Impairment, restructuring and other exit costs	—	—%	—	—%
Total Operating Expenses	$22,336	20.4%	$20,256	23.6%

Operating Income	$11,078	10.1%	$8,265	9.6%
Sales
Net sales increased 27.1% to $109.3 million in the first quarter of fiscal 2018 as compared to $85.9 million in the corresponding period a year ago. The increase was partially driven by $8.6 million of sales from the Company's recently acquired Pineland business, as well as $5.2 million of sales to Bob Evans Restaurants, which were eliminated in the prior year. The remaining increase was primarily driven by higher sales volumes.
Pounds sold for the first quarter increased 53.3% while average net selling price per pound declined 17.1% compared to the corresponding period last year. Excluding Pineland sales and sales to Bob Evans Restaurants, pounds sold increased 14.6% while average net selling price per pound decreased 3.1%. Comparable volumes include an 18.1% increase in retail refrigerated side-dish products and a 13.0% increase in retail sausage, partially offset by an 8.3% decline in frozen products. The decline in average net selling price reflects an increased mix of food service sales as result of both the Pineland acquisition and the inclusion of sales to Bob Evans Restaurants. The following table summarizes pounds sold by category in the first quarter of fiscal 2018 and the corresponding period last year:

	Three Months Ended
(in thousands)	July 28, 2017		July 29, 2016
Category
Refrigerated Sides (1)	32,071	43.5%	26,904	55.9%
Sausage	12,588	17.1%	11,142	23.2%
Food Service (1)	26,010	35.3%	6,089	12.7%
Frozen	1,898	2.6%	2,071	4.3%
Other	1,194	1.5%	1,912	3.9%
Total	73,761		48,118
(1) Food service and refrigerated side volumes in the first quarter of fiscal 2018 include 13.7 million and 0.3 million pounds sold from the recently acquired Pineland business. Food service volumes in the first quarter of fiscal 2018 also include 4.6 million pounds sold to Bob Evans Restaurants.
The following table summarizes comparable sales dollars and volumes, respectively, in the first quarter of fiscal 2018 as compared to the corresponding period last year:

	Sales Dollars		Sales Volumes
(in thousands)	Q1 2018	Q1 2017	Q1 2018	Q1 2017
Legacy Bob Evans Foods Sales	$95,481	$85,941	55,164	48,118
Sales to Bob Evans Restaurants	5,201	—	4,647	—
Pineland sales (excluding intercompany)	8,583	—	13,950	—
Total Net Sales	$109,265	$85,941	73,761	48,118

Cost of Goods Sold
Cost of goods sold from continuing operations was $75.9 million, or 69.4% of net sales, in the first quarter of fiscal 2018, compared to $57.4 million, or 66.8% of net sales, in the corresponding period a year ago. The 260 basis points increase in cost of goods sold as a percentage of net sales was driven by higher sow costs and the increase in sales mix of our food-service channel due to the Pineland acquisition, partially offset by lower trade spend as a percentage of sales. Sow costs averaged $55.63 per hundredweight in the first quarter of fiscal 2018, compared to $48.46 per hundredweight in the corresponding period last year, while trade promotions declined by $0.01 on a per-pound basis.
Operating Expenses
Total operating expenses in the first quarter of fiscal 2018 were $22.3 million, or 20.4% of net sales, as compared to $20.3 million, or 23.6% of net sales in the corresponding period a year ago. Selling and distribution costs increased as compared to the prior year due to the impact of higher sales volumes. General and administrative costs decreased due to the reduction in wage and benefit costs associated with our restructuring programs in the prior year, partially offset by the impact of $0.7 million of integration and IT separation costs incurred in the first quarter. The Company also recorded $0.9 million of amortization expense primarily associated with the definite-lived intangible assets acquired as part of the Pineland business acquisition (see Note 2 for additional information).
Interest
Net interest expense in the first quarter of fiscal 2018 was $0.5 million, compared to $1.5 million in the corresponding period last year. The decrease in interest costs was the result of lower average borrowings as compared to the corresponding period last year.
Income Taxes
The provision for income taxes is based on our current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate on continuing operations in the first quarter of fiscal 2018 was 33.6% compared to 32.5% in the corresponding period a year ago. The change in tax rates as compared to the corresponding period last year was primarily driven by the yearly variances in the forecasted annual rate related to the domestic production activities deduction.

Results from Discontinued Operations
Results associated with the Restaurants Business are classified as income from discontinued operations, net of taxes, in our Consolidated Statements of Net Income, and were immaterial in the first quarter of fiscal 2018. Prior year results have been recast to conform to the current presentation. Below is a summary of results for the three months ended July 28, 2017, compared to the three months ended July 29, 2016:

	Three Months Ended
	Results from Discontinued Operations
(in thousands)	July 28, 2017	July 29, 2016
Income from discontinued operations before income taxes	$—	$5,027
Provision for income taxes	—	441
Net income from discontinued operations	$—	$4,586

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operating activities and the borrowing capacity under the Credit Facility.
Historically, our working capital requirements have been minimal. This favorable working capital position resulted from the relatively short trade credit terms with our BEF Foods customers as well as most of our major suppliers and distributors; and the quick turnover of our inventories. We believe that our cash flow from operations, as well as the available borrowings under our Credit Facility, will be sufficient to fund working capital requirements, anticipated acquisitions, capital expenditures, working capital requirements, dividend payments and share repurchases.
Share Repurchase Program
On January 24, 2017, the Board of Directors increased the Company’s existing share repurchase authorization to $100.0 million and extended the authorization through December 31, 2017. We did not repurchase any shares in the first three months of fiscal 2018.
Revolving Credit Facility
On April 28, 2017, we entered into the Credit Facility. As of July 28, 2017, we had $90.0 million of outstanding borrowings under the Credit Facility. We expect our fiscal 2018 target leverage ratio will be approximately 1.0x, which we believe provides considerable flexibility to continue to grow and invest in the Company. Our leverage ratio is calculated as total outstanding borrowings over our trailing 12-month EBITDA, defined as earnings before interest, taxes, depreciation and amortization including stock compensation, adjusted for certain non-recurring items.
Our Credit Facility contains financial and other various affirmative and negative covenants that are typical for financings of this type. It requires us to maintain a specified minimum coverage ratio and maximum leverage ratio. A breach of any of these covenants could result in a default under the Credit Facility, in which all amounts under our Credit Facility may become immediately due and payable, and all commitments under our Credit Facility to extend further credit, terminated. We were in compliance with the financial covenant requirements of the Credit Facility as of July 28, 2017. See Note 4 for additional information.
Cash flows from operating activities
Net cash used in operating activities was $4.0 million in the first quarter of fiscal 2018. Consolidated net cash used in operating activities was $7.9 million in the corresponding period last year, while net cash used in operating activities from continuing operations in the corresponding period last year was $17.8 million. The change in operating cash flows from continuing operations was driven by higher net income from continuing operations, after consideration of non-cash charges including depreciation and stock compensation.
Cash flows from investing activities
Net cash used in investing activities was $119.6 million in the first quarter of fiscal 2018. Consolidated cash flows used in investing activities was $17.1 million in the corresponding period last year, while cash used in investing activities of continuing operations in the corresponding period last year $12.9 million. The change in investing cash flows from continuing operations was primarily due to the Pineland acquisition (see Note 2 for additional information). Capital expenditures from continuing operations were $3.9 million and $12.9 million in the first quarter of fiscal 2018 and 2017, respectively. In the first quarter of fiscal 2018, capital expenditures primarily related to plant improvements and IT infrastructure projects, while in the corresponding period last year, capital expenditures primarily related to an additional refrigerated side-dish production line at our Lima, Ohio plant and the second phase of our ERP implementation. In fiscal 2018, capital expenditures are expected to approximate $25.0 million to $30.0 million and include expenditures for plant improvements and IT infrastructure projects.
Cash flows from financing activities
Cash used in financing activities was $72.0 million in the first quarter of fiscal 2018, as compared to cash provided by financing activities of $16.5 million in the corresponding period last year. The change in cash flows from financing activities was primarily due to the cash dividends paid in the first quarter of fiscal 2018 of $7.84 per share, which included a special dividend of $7.50 per share paid on June 16, 2017, using the net proceeds from the Restaurants Transaction. The cash used to pay these dividends was partially offset by $90.0 million of borrowings on our Credit Facility. In the first three months of fiscal 2017 we also paid a quarterly cash dividend of $0.34 per share. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends are at the discretion of our Board of Directors.

Contractual obligations
As part of the Restaurants Transaction, the Buyer assumed all operating leases associated with the Restaurants Business, including leases for 143 restaurant properties that were sold as part of a sale leaseback transaction in the fourth quarter of fiscal 2016. The Company and BEF Foods, Inc. continue to guarantee certain payment and performance obligations associated with the lease agreements for those restaurant properties. See Note 3 to the Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of July 28, 2017, we have not entered into any “off-balance sheet” arrangements with unconsolidated entities or other persons, as that term is defined in rules issued by the SEC.
Critical Accounting Policies and Estimates
As discussed in Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We routinely re-evaluate these significant factors and make adjustments where facts and circumstances dictate. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended April 28, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not currently use derivative financial instruments for speculative or hedging purposes. We maintain our cash and cash equivalents in financial instruments with maturities of three months or less when purchased.
Interest Rate Risk

At July 28, 2017, our outstanding debt included $90.0 million outstanding under the Credit Facility, and $2.6 million of other outstanding long-term notes. A change in market interest rates will impact our Credit Facility when there is an outstanding balance.  For example, a one percent increase in the benchmark rate used for our Credit Facility would increase our annual interest expense by approximately $0.9 million, assuming the $90.0 million outstanding at July 28, 2017, was outstanding for the entire year.
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
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act if 1934, as amended (the "Exchange Act") during the quarter ended July 28, 2017, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
With the participation of our management, including Bob Evans’ principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, Bob Evans’ principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time-to-time involved in ordinary and routine litigation, typically involving claims from customers, employees and others related to operational issues common to the food manufacturing industry, and incidental to our business. As part of the Restaurants Transaction, we also retained liability for claims associated with our Restaurant Business that occurred prior to closing. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 28, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 19, 2015, the Board of Directors increased the authorization of our stock repurchase program to $250.0 million. The program authorizes the Company to repurchase its outstanding common stock pursuant to plans approved by the Board under SEC Rules 106-18 and 105-1, and in the open market or through privately negotiated transactions. In fiscal 2016 we repurchased approximately 3.9 million shares for $171.5 million. The repurchases were funded primarily through additional borrowings on our prior $650.0 million revolving credit agreement, cash from operations and the net proceeds from the sale leaseback transaction of 143 restaurant properties and two production facilities.
On January 24, 2017, the Board of Directors increased the Company's existing share repurchase authorization, which extends through December 31, 2017, to $100.0 million. We did not repurchase any shares in fiscal 2017 or in the first quarter of fiscal 2018.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS
See index to exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.

Date: August 30, 2017	By:	/s/ J. Michael Townsley
J. Michael Townsley President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 30, 2017	By:	/s/ Mark E. Hood
Mark E. Hood Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)
 * Mr. Hood has been duly authorized to sign on behalf of the Registrant as its principal financial officer and its principal accounting officer.

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated July 28, 2017
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