Form 10-Q
period 2017-10-27
BOB EVANS FARMS INC
filed 2017-12-06
CIK 33769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2017
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
Emerging growth company ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
As of November 30, 2017, the registrant had 20,049,863 shares of its common stock, $.01 par value, outstanding.

BOB EVANS FARMS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOB EVANS FARMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	Unaudited October 27, 2017	April 28, 2017
Assets
Current Assets
Cash and equivalents	$1,438	$210,886
Accounts receivable, net	41,782	28,071
Inventories	29,709	17,210
Federal and state income taxes receivable	15,155	2,895
Prepaid expenses and other current assets	6,268	6,833
Current assets held for sale	3,334	3,334
Total Current Assets	97,686	269,229
Property, plant and equipment	296,745	244,554
Less accumulated depreciation	133,386	113,814
Net Property, Plant and Equipment	163,359	130,740
Other Assets
Deposits and other	1,896	2,118
Rabbi trust assets	23,346	22,353
Goodwill	99,829	19,634
Other intangible assets, net	35,167	39
Deferred income tax assets	5,291	5,131
Total Other Assets	165,529	49,275
Total Assets	$426,574	$449,244
Liabilities and Stockholders’ Equity
Current Liabilities
Current debt payable	$1,588	$428
Accounts payable	24,004	13,424
Accrued property, plant and equipment purchases	1,353	1,283
Accrued non-income taxes	1,126	3,353
Accrued wages and related liabilities	5,933	16,404
Self-insurance reserves	4,829	7,878
Current taxes payable	1,483	27,954
Current reserve for uncertain tax provision	1,481	1,481
Other accrued expenses	18,160	17,905
Total Current Liabilities	59,957	90,110
Non-Current Liabilities
Deferred compensation	17,125	17,277
Reserve for uncertain tax positions	2,595	1,795
Deferred income tax liabilities	18,655	50
Other non-current liabilities	29,552	6,097
Credit facility borrowings and other non-current debt	125,023	2,267
Total Non-Current Liabilities	192,950	27,486
Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000 shares; issued 42,638 shares at October 27, 2017, and April 28, 2017	426	426
Capital in excess of par value	258,025	260,619
Retained earnings	775,580	931,315
Treasury stock, 22,663 shares at October 27, 2017, and 22,842 shares at April 28, 2017, at cost	(860,364)	(860,712)
Total Stockholders’ Equity	173,667	331,648
Total Liabilities and Stockholders' Equity	$426,574	$449,244
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME
UNAUDITED
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Net Sales	$117,626	$96,158	$226,891	$182,099
Cost of goods sold	82,920	62,881	158,746	120,301
Gross Margin	34,706	33,277	68,145	61,798
Operating expenses:
Advertising and marketing costs	5,313	3,543	8,377	6,782
Selling costs	4,257	4,099	8,690	7,813
Distribution costs	5,373	4,674	10,736	8,623
General and administrative costs	10,308	9,522	18,908	18,836
Amortization of intangible assets	936	39	1,837	78
Impairment, restructuring and other exit costs	5,876	16,168	5,876	16,168
Total operating expenses	32,063	38,045	54,424	58,300
Operating Income (Loss)	2,643	(4,768)	13,721	3,498
Net interest expense	1,015	1,335	1,475	2,822
Income (Loss) from Continuing Operations Before Income Taxes	1,628	(6,103)	12,246	676
(Benefit) Provision for income taxes	(622)	(1,969)	2,947	233
Income (Loss) from Continuing Operations	2,250	(4,134)	9,299	443

Income from Discontinued Operations, net of Income Taxes	—	4,352	—	8,938
Net Income	$2,250	$218	$9,299	$9,381

Earnings Per Share — Income (Loss) from Continuing Operations
Basic	$0.11	$(0.21)	$0.46	$0.02
Diluted	$0.11	$(0.21)	$0.46	$0.02

Earnings Per Share — Income from Discontinued Operations
Basic	$—	$0.22	$—	$0.45
Diluted	$—	$0.22	$—	$0.45

Earnings Per Share — Net Income
Basic	$0.11	$0.01	$0.46	$0.47
Diluted	$0.11	$0.01	$0.46	$0.47

Cash Dividends Paid Per Share	$0.34	$0.34	$8.18	$0.68

Weighted Average Shares Outstanding
Basic	20,188	19,825	20,166	19,807
Dilutive shares	33	139	35	175
Diluted	20,221	19,964	20,201	19,982
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended
	October 27, 2017	October 28, 2016
Operating activities:
Net income	$9,299	$9,381

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,989	35,218
Impairments	—	16,523
Gain on disposal of fixed assets	(35)	(1,664)
Gain on rabbi trust assets	(994)	(967)
Loss on deferred compensation	1,479	1,115
Share-based compensation	546	3,263
Accretion on long-term note receivable	—	(1,133)
Deferred income taxes	(1)	(5,903)
Amortization of deferred financing costs	154	720
Cash provided by (used for) assets and liabilities:
Accounts receivable	(7,703)	(10,930)
Inventories	(9,283)	(8,338)
Prepaid expenses and other current assets	1,334	491
Accounts payable	8,356	4,110
Federal and state income taxes	(38,638)	(11,185)
Accrued wages and related liabilities	(10,900)	(6,941)
Self-insurance	(3,049)	(1,740)
Accrued non-income taxes	(2,227)	(1,450)
Deferred revenue	—	(2,096)
Other assets and liabilities	(2,482)	(7,060)
Net cash (used in) provided by operating activities	(39,155)	11,414
Investing activities:
Acquisition of Pineland Farms Potato Company	(115,811)	—
Purchase of property, plant and equipment	(9,817)	(37,086)
Proceeds from sale of property, plant and equipment	11	10,688
Deposits and other	82	130
Net cash used in investing activities	(125,535)	(26,268)
Financing activities:
Cash dividends paid	(163,013)	(13,452)
Gross proceeds from credit facility borrowings and other long-term debt	147,500	189,179
Gross repayments of credit facility borrowings and other long-term debt	(23,585)	(166,490)
Cash paid for taxes on share-based compensation	(5,660)	(667)
Excess tax benefits from share-based compensation	—	(1,729)
Net cash (used in) provided by financing activities	(44,758)	6,841
Net cash used in operations	(209,448)	(8,013)
Cash and equivalents at the beginning of the period	210,886	12,896
Cash and equivalents at the end of the period	$1,438	$4,883
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
Pending Acquisition by Post Holdings, Inc.: On September 18, 2017, the Company, Post Holdings, Inc., a Missouri corporation ("Post" or "Post Holdings"), and Haystack Corporation, a Delaware corporation and a wholly owned subsidiary of Post (“Merger Sub”), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"). As a result of the Merger, Merger Sub will cease to exist, and the Company will survive as a wholly owned subsidiary of Post. Upon the closing of the Merger, each share of the Company’s common stock, par value $0.01 per share (other than treasury stock and any shares of the Company’s common stock owned by the Company, Post, Merger Sub or any of their wholly owned subsidiaries, or any Company stockholder who properly demands statutory appraisal of such stockholder’s shares), will be converted into the right to receive an amount in cash equal to $77.00 without interest. Upon completion of the Merger, the Company’s common stock will no longer be publicly traded and will be delisted from the Nasdaq Global Select Market.
The pending Merger is expected to be completed during the first calendar quarter of 2018, and is subject to customary closing conditions, including adoption of the Merger by the Company’s stockholders.
The Merger Agreement contains certain termination rights for the Company and Post. Upon termination of the Merger Agreement, under specified circumstances, including if the Company terminates the Merger Agreement in order to accept a qualifying Proposal or if the Company's Board of Directors changes its recommendation in favor of the transaction, the Company may be required to pay Post a termination fee of $50,000.
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
In the fourth quarter of fiscal 2017, we completed the sale of the Bob Evans Restaurants business (the "Restaurants Business") to Bob Evans Restaurants LLC, a Delaware limited liability company formed by affiliates of Golden Gate Capital Opportunity Fund, L.P. (the "Buyer") in accordance with the Asset Membership Interest Purchase Agreement entered into on January 24, 2017 (the "Restaurants Transaction"). For all periods presented in our Consolidated Statements of Net Income, all sales, costs, expenses, gains and income taxes attributable to our Restaurants Business as well as the Restaurants Transaction have been reported under the caption "Income from Discontinued Operations, Net of Income Taxes." See Note 3 for additional information.
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
Income Statement Reclassifications: Historically, the cost of goods sold line in the Consolidated Statement of Net Income has primarily represented the cost of materials and has excluded depreciation expense, which was presented separately. In the first quarter of fiscal 2018, we changed the presentation of our Consolidated Statements of Net Income. The changes were made to conform the Consolidated Statements of Net Income to how management views the business subsequent to the divestiture of Bob Evans Restaurants and to better align with presentation that is consistent with our industry peers. The primary change was to classify all production costs, including production labor, depreciation and other plant operating costs, as costs of goods sold. These costs totaled $27,227 and $22,656 for the three months ended October 27, 2017, and October 28, 2016, respectively, and $52,751 and $42,062 for the six months ended October 27, 2017, and October 28, 2016, respectively. We also have changed our income statement presentation to separately present advertising, selling and distribution costs, consistent with how management views the business. These classification changes had no impact on reported operating income or net income, and prior period amounts have been reclassified to conform to the current presentation.
Revenue Recognition: Revenue is recognized when products are received by our customers. We engage in promotional (sales incentive / trade spend) programs in the form of "off-invoice" deductions, billbacks, cooperative advertising and coupons with our customers. Costs associated with these programs are classified as a reduction of gross sales in the period in which the sale occurs. Promotional spending for continuing operations, primarily comprised of off-invoice deductions and billbacks, was $23,377 and $19,330 for the three months ended October 27, 2017, and October 28, 2016, respectively, and $41,257 and $35,621 for the six months ended October 27, 2017, and October 28, 2016, respectively.
Cost of Goods Sold: Cost of goods sold includes the cost of raw materials, packaging materials, production labor and all other operating costs associated with our production facilities including depreciation. Prior to the income statement reclassification, cost of goods sold was comprised primarily of raw material and packaging material costs. Production labor was previously included in operating wages and fringe benefit expenses, production related operating expenses were included in other operating expenses and depreciation was presented separately on the Consolidated Statements of Net Income.
Advertising and Marketing Costs: Advertising and marketing costs are primarily comprised of media advertising and consumer research costs. Media advertising is expensed over the expected benefit period and is fully expensed in the fiscal year the media first airs. We expense all other advertising and marketing costs as incurred. Advertising and marketing expense from continuing operations was $5,313 and $3,543 in the three months ended October 27, 2017, and October 28, 2016, respectively, and $8,377 and $6,782 in the six months ended October 27, 2017, and October 28, 2016, respectively, and is recorded separately in the Consolidated Statements of Net Income. Prior to the changes in income statement presentation, advertising costs were included in other operating expenses and marketing costs were included in S,G&A.
Distribution Costs: Distribution costs primarily consist of expenditures related to shipping products to our customers and are expensed as incurred. Distribution costs were $5,373 and $4,674 for the three months ended October 27, 2017, and October 28, 2016, respectively, and $10,736 and $8,623 for the six months ended October 27, 2017, and October 28, 2016, respectively, and are recorded separately on the Consolidated Statements of Net Income. These costs were primarily presented as other operating expenses prior to the first quarter of fiscal 2018.
Selling Costs: Selling costs include compensation, travel and support costs for our sales organization as well as broker fees. Selling costs were $4,257 and $4,099 for the three months ended October 27, 2017, and October 28, 2016, respectively, and $8,690 and $7,813 for the six months ended October 27, 2017, and October 28, 2016, respectively, and are recorded separately on the Consolidated Statements of Net Income. These costs were previously classified in S,G&A.
Accounts Receivable: Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowances for doubtful accounts and promotional incentives. Accounts receivable consist primarily of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us were to occur, the recoverability of amounts due to us could change by a material amount. We had allowances for doubtful accounts of $401 and $269 as of October 27, 2017, and April 28, 2017, respectively. Accounts receivable were reduced by $7,063 and $8,055 as of October 27, 2017, and April 28, 2017, respectively, related to promotional incentives that reduce what is owed to the Company from certain customers.
Inventories: We value inventories at the lower of net realizable value or average cost, which approximates a first-in first-out basis due to the perishable nature of that inventory. Inventory includes raw materials and supplies ($12,793 at October 27, 2017, and $6,037 at April 28, 2017) and finished goods ($16,916 at October 27, 2017, and $11,173 at April 28, 2017).
Property, Plant and Equipment: Property, plant and equipment is recorded at cost less accumulated depreciation. The straight-line depreciation method is used. Depreciation is calculated at rates adequate to amortize costs over the estimated useful lives of buildings and improvements (primarily 5 to 25 years) and machinery and equipment (primarily 3 to 10 years). Improvements to leased properties are depreciated over the shorter of their useful lives or the initial lease terms. Total depreciation expense from continuing operations was $6,607 and $5,684 in the three months ended October 27, 2017, and

October 28, 2016, respectively, and $13,152 and $10,779 in the six months ended October 27, 2017, and October 28, 2016, respectively. Net assets acquired from the acquisition of Pineland are recorded at the preliminary estimated fair value, net of estimated depreciation expense. See Note 2 for additional information.
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
Assets associated with our Richardson, Texas, location totaling $3,334 are classified as Current Assets Held for Sale in the Consolidated Balance Sheet as of October 27, 2017 and April 28, 2017.
Goodwill: Goodwill, which represents the cost in excess of fair market value of net assets acquired was $99,829 and $19,634 as of October 27, 2017 and April 28, 2017, respectively. The increase in goodwill of $80,195 from the prior year was acquired as part of our acquisition of Pineland. See Note 2 for additional information. The remaining goodwill balance was acquired as part of our fiscal 2013 acquisition of Kettle Creations.
Goodwill is not amortized, but rather is tested for impairment during the fourth quarter each year or on a more frequent basis when indicators of impairment exist. Goodwill and indefinite lived intangible asset impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. We perform our impairment test using a combination of income-based and market-based approaches. The income-based approach indicates the fair value of an asset or business based on the cash flows it can be expected to generate over its remaining useful life. Under the market-based approach, fair value is determined by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. There have been no impairments to our goodwill in the current or prior year.
Other Intangible Assets: The net book value of other intangible asset was $35,167 and $39 as of October 27, 2017 and April 28, 2017, respectively. As part of the Pineland acquisition, we acquired identifiable intangible assets associated with the Pineland trade name and customer relationships. The Pineland trade name and customer relationships are being amortized on a straight-line basis over their estimated economic useful life of 20 years and 10 years, respectively.
We recorded $936 and $1,837 of amortization expense associated with intangible assets in the three months ended and six months ended October 27, 2017, respectively. As of October 27, 2017, other intangible assets were comprised of the following:

(in thousands)	October 27, 2017
Customer relationships	$33,193
Trademark	1,974
Total other intangible assets, net	$35,167
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
The numerator in calculating both basic and diluted EPS for each period is reported net income. The denominator is based on the following weighted-average shares outstanding:

	Three Months Ended		Six Months Ended
(in thousands)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Basic	20,188	19,825	20,166	19,807
Dilutive shares	33	139	35	175
Diluted	20,221	19,964	20,201	19,982
In the three months and six months ended October 27, 2017, 38,722 and 33,952 shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. In the three months and six months ended October 28, 2016,

337,218 and 326,605 shares, respectively, of common stock were excluded from the diluted EPS calculations because they were anti-dilutive.
Dividends: In both the three months ended October 27, 2017, and October 28, 2016, the Company paid dividends equal to $0.34 per share on our outstanding common stock. In the six months ended October 27, 2017 and October 28, 2016, the Company paid dividends equal to $8.18 and $0.68, respectively, per share on our outstanding common stock. Dividends paid during the first six months of fiscal 2018 include a special dividend of $7.50 per share, which represents the majority of net cash proceeds from the Restaurants Transaction, after income tax payments and the settlement of outstanding borrowings under our former credit agreement.
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

	Six Months Ended
(in thousands)	October 27, 2017	October 28, 2016
Cash dividends paid to common stockholders	$163,013	$13,452
Dividend equivalent rights	2,021	253
Total dividends	$165,034	$13,705

Accrued Non-Income Taxes: Accrued non-income taxes primarily represent obligations for real estate and personal property taxes, as well as sales and use taxes. Accrued non-income taxes were $1,126 and $3,353 as of October 27, 2017, and April 28, 2017, respectively.
Self-Insurance Reserves: We record estimates for certain health, workers’ compensation and general insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. In the first quarter of fiscal 2018, we corrected the classification of self-insurance reserves. We recorded an adjustment on our April 28, 2017, Consolidated Balance Sheet to classify $2,814 of our self-insurance reserves as non-current. Self-insurance reserves were $6,820 and $10,692 as of October 27, 2017, and April 28, 2017, respectively, of which $1,991 and $2,814 were classified as non-current liabilities.
Other Accrued Expenses:    Other accrued expenses consisted of the following:

(in thousands)	October 27, 2017	April 28, 2017
Legal and professional fees	$7,485	$10,807
Accrued customer incentives	2,852	1,912
Accrued advertising	1,292	515
Accrued broker fees	1,112	945
Other	5,419	3,726
Total other accrued expenses	$18,160	$17,905
Other Non-Current Liabilities: Other non-current liabilities consisted of the following:

(in thousands)	October 27, 2017	April 28, 2017
Deferred rent	$1,430	$1,091
Contingent consideration (1)	24,059	—
Non-current deferred gain (2)	2,072	2,192
Self-insurance reserves	1,991	2,814
Total other non-current liabilities	$29,552	$6,097
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
2. Pineland Acquisition

On May 1, 2017, the Company completed the Acquisition. The Acquisition increases our side-dish production capacity and provides us with the capability to produce and sell diced and shredded potato products in both the retail and food-service channels. The Acquisition also diversifies our production capability by adding a second state-of-the-art potato processing facility with approximately 180 million pounds of annual capacity. Pineland also owns and operates a 900-acre potato farm and is surrounded by an estimated 55,000 acres of annual potato production.
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
The earn-out consideration arrangement requires the Company to pay a maximum of $25,000 to Pineland's former shareholders, if Pineland reaches certain EBITDA performance milestones over a consecutive 12-month period during the 24 months following the acquisition date. The preliminary fair value of the earn-out consideration at the acquisition date was estimated to be $23,746. We preliminarily estimated the fair value of the earn-out consideration using a probability-weighted discounted cash flow model. The key assumptions in the discounted cash flow model were Pineland forecasted revenues and profits over the 24 month period following the acquisition date. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. Subsequent adjustments to the fair value of the earn-out consideration will be recorded to the general and administrative expense line of the Consolidated Statements of Net Income. The earn-out vests at the maximum amount and becomes immediately due and payable in the event of a change in control.
The following table summarizes the estimated fair value of assets acquired and liabilities, on the acquisition date. We are in the process of reviewing a third party valuation of the assets acquired and liabilities assumed, including the earn-out consideration, and as a result the provisional measurements disclosed below are preliminary and subject to change.

(in thousands)	Acquisition date fair value
Accounts receivable	$6,008
Inventory	3,216
Other assets	944
Property, plant and equipment	35,915
Identifiable definite-lived intangible assets	36,965
Goodwill	80,195
Total identifiable assets acquired	$163,243

Current liabilities assumed	5,081
Deferred tax liabilities	$18,605
The identifiable intangible assets acquired include preliminary values of $34,940 associated with customer relationships that are being amortized over a 10-year period, and $2,025 associated with trademarks that are being amortized over a 20-year period. The trademarks were preliminarily valued using the relief-from-royalty method while the customer relationships were valued using the excess-earnings method. Key assumptions in the preliminary valuation of identifiable intangible assets included projected sales and profit margins, customer attrition rates and other third party benchmarking information. There are inherent uncertainties and management judgment required in these determinations.

The preliminary valuation of the Acquisition resulted in a purchase price that exceeded the estimated fair value of net assets acquired, which was allocated to goodwill. We believe the amount of goodwill relative to the fair value of consideration relates to several factors including potential synergies related to market opportunities for our product offerings, the potential to leverage our combined sales force to attract new customers and potential synergies that will result in cost reductions for the combined company. None of the goodwill is expected to be deductible for income tax purposes.
In the second quarter, we recorded adjustments to the acquisition fair value of certain assets and liabilities based on revisions to the preliminary third party valuation. The changes resulted in a $782 increase to property, plant and equipment, a $1,474 increase in identifiable intangible assets, a $786 increase in deferred tax liabilities, and a $1,470 decrease to goodwill. The impact of these changes to our Consolidated Statements of Net Income were immaterial.
We incurred $579 of integration costs during the six months ended October 27, 2017, primarily related to legal and professional fees associated with the Acquisition. These expenses were recorded in the general and administrative expenses line of the Consolidated Statements of Net Income. The following table represents sales and operating income associated with the acquired Pineland business in the first six months of fiscal 2018:

Six Months Ended
(in thousands)	October 27, 2017
Net sales (excluding intercompany sales)	$18,052
Operating income	$2,869
Pro Forma Information

The following pro forma financial information presents our combined results of operations as if the Acquisition had occurred on April 30, 2016, the first day of fiscal 2017. The unaudited pro forma financial information is not necessarily indicative of what our condensed consolidated results of operations actually would have been had the Acquisition been completed on April 30, 2016. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

(in thousands)	Six Months Ended Q2 2017 Pro forma Results
Revenue (excluding intercompany sales)	$200,476
Operating income	4,210
Income before taxes	968
Provision for income taxes	339
Net income	$629
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

The Company continues to supply the Restaurants Business with certain of its products under a multi-year supply agreement. Net sales to the Restaurants Business were $6,012 and $5,963 during the three months ended October 27, 2017 and October 28, 2016, respectively, and $11,212 and $10,737 during the six months ended October 27, 2017 and October 28, 2016. Sales to the Restaurants Business in the prior year were eliminated in consolidation. Additionally, pursuant to a transition services agreement entered into in connection with the Restaurants Transaction, the Company is supplying certain services, primarily information technology related, to the Restaurants Business, and the Company is receiving certain human resource, tax and accounting services from the Restaurants Business. These services will be provided at cost for a period up to 18 months, which can be further extended.

Results associated with the Restaurants Business in the prior year are classified as income from discontinued operations, net of income taxes, in our Consolidated Statements of Net Income. Prior year results have been recast to conform to the current presentation. Income from discontinued operations in the prior year was comprised of the following:

	Three Months Ended		Six Months Ended
(in thousands)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Net sales	$—	$219,805	$—	$440,181
Costs of sales	—	56,007	—	111,243
Other operating expenses	—	157,562	—	317,269
Operating income from discontinued operations	$—	$6,236	$—	$11,669
Net interest expense (1)	—	406	—	812
Income from discontinued operations before income taxes	—	5,830	—	10,857
Provision for income taxes	—	1,478	—	1,919
Net income from discontinued operations	$—	$4,352	$—	$8,938

(1) Interest expense associated with the mortgage loan on our corporate headquarters facility, which was sold to the Buyer as part of the Restaurants Transaction, was allocated to discontinued operations.

Total operating and investing cash flows from discontinued operations were immaterial in the six months ended October 27, 2017. Cash provided by operating activities from discontinued operations was $16,942 in the six months ended October 28, 2016, while cash used in investing activities was $6,610 in the six months ended October 28, 2016. Cash used in investing activities of discontinued operations in the six months ended October 28, 2016, relates to $17,022 of capital expenditures and is net of proceeds from the sale of closed restaurant locations.

Lease Guarantee

As part of the Restaurants Transaction, the Buyer assumed all operating leases associated with the Restaurants Business, including leases for the 143 restaurant properties that were sold as part of a sale leaseback transaction in the fourth quarter of fiscal 2016. The Company and BEF Foods, Inc. continue to guarantee certain payment and performance obligations associated with the lease agreements for those restaurant properties (the "Guarantee"). In the event the Buyer fails to meet its payment and performance obligations under these lease agreements, the Company may be required to make rent and other payments to the landlord under the requirements of the Guarantee. Should the Company, as guarantor of the lease obligations, be required to make all lease payments due for the remaining term of the lease subsequent to October 27, 2017, the maximum amount we may be required to pay is the annual rent amount, for the remainder of the lease term. The annual rent on these leases in the first year subsequent to the Restaurants Transaction is approximately $13,300, and will increase up to 1.5% annually based on indexed inflation. The lease term extends for approximately 19 more years as of October 27, 2017, and the Company would remain a guarantor of the leases in the event the leases are extended for a renewal period. In the event that the Company is obligated to make payments under the guarantor obligations, we believe the exposure is limited due to contractual protections and recourse available in the master lease agreements as well as the BER Sale Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default. There have not been any events that would indicate that the Buyer will fail to continue to meet the obligations of the leases. As such, the fair value of the Guarantee is immaterial as of October 27, 2017.

4. Long-Term Debt and Credit Arrangements
As of October 27, 2017, long-term debt was comprised of $124,119 outstanding under our $300,000 revolving credit facility ("Credit Facility") and an interest-free loan of $1,000, due 10 years from the date of borrowing, with imputed interest, which as a result is discounted to $904. The remaining principal on our $3,000 Research and Development Investment Loan ("R&D Loan") was paid in full during the third quarter of fiscal year 2018. Refer to the table below:

(in thousands)	October 27, 2017	April 28, 2017
Credit Facility borrowings (1)	$124,119	$—
R&D Loan (2)	1,588	1,801
Interest-free loan (1)	904	894
Total borrowings	126,611	2,695
Less current debt payable (2)	(1,588)	(428)
Long-term debt	$125,023	$2,267
(1) The Credit Facility and Interest-free loan mature in fiscal 2022.
(2) The remaining principal on the R&D Loan was paid in full on November 17, 2017.

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

Borrowings under the Credit Facility bear interest, at borrower’s option, at a rate based on the Eurodollar Rate or the Base Rate, plus a margin based on the Consolidated Leverage Ratio, as detailed in the Credit Facility, ranging from 1.25% to 2.00% per annum for Eurodollar Rate, and ranging from 0.25% to 1.00% per annum for Base Rate. Base Rate means, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the Federal Funds Rate, plus 0.50%, and (ii) Bank of America, N.A.’s “prime rate”, and (iii) the Eurodollar Rate, plus 1.0%. As of October 27, 2017, the margin on LIBOR-based loans was 1.50% per annum and the margin on Base Rate-based loans was 0.50% per annum. Commitment fees payable under the Credit Facility are also based on the Consolidated Leverage Ratio as defined in the Credit Facility and range from 0.20% per annum to 0.30% per annum of the average unused portion of the total lender commitments then in effect.

The terms of the Credit Facility provide for customary representations and warranties and affirmative covenants. The Credit Facility contains negative covenants usual and customary for a transaction of this nature. The Credit Agreement also contains financial covenants that require us to maintain a specified minimum coverage ratio of not less than 3.00 to 1.00, and a maximum leverage ratio that may not exceed 3.50 to 1.00. As of October 27, 2017, we had $124,119 outstanding on the Credit Agreement, and we were in compliance with all covenants. A breach of any of these covenants could result in a default under our Credit Facility, in which case all amounts under the Credit Facility may become immediately due and payable, and all commitments under our Credit Facility to extend further credit may be terminated. The carrying value of our Credit Facility borrowings approximates its fair value due to the variable rate nature the debt instrument.

As of October 27, 2017, we had outstanding letters of credit that totaled $4,414, all of which were utilized as part of the total amount available under our Credit Facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of the terms set forth in these arrangements.

Our effective interest rate for the Credit Facility was 2.89% for the three months ended October 27, 2017 and 2.84% for the six months ended October 27, 2017. Our effective interest rate on outstanding borrowings was 2.23% for the three months ended October 28, 2016 and 2.35% for the six months ended October 28, 2016.

Net interest expense during the three months ended and six months ended October 27, 2017 and October 28, 2016 was comprised of the following:

	Three Months Ended		Six Months Ended
(in thousands)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Interest expense:
Variable-rate debt (1)	$939	$1,840	$1,385	$3,805
Fixed-rate debt (2)	91	304	184	700
Capitalized interest	(15)	(116)	(23)	(314)
Total interest expense on outstanding borrowings	1,015	2,028	1,546	4,191
Interest income:
Accretion on note receivable (3)	—	(574)	—	(1,133)
Other	—	(119)	(71)	(236)
Total interest income	—	(693)	(71)	(1,369)
Net interest expense from continuing operations	$1,015	$1,335	$1,475	$2,822

(1)
Primarily interest expense on our Credit Facility borrowings for the three and six months ended October 27, 2017, and interest expense on our former credit agreement for the three and six months ended October 28, 2016.

(2)	Includes the amortization of debt issuance costs.

(3)	Accretion on our $30,000 note receivable, obtained as part of the sale of Mimi’s Café to Le Duff which was settled in the third quarter of fiscal 2017.

5. Income Taxes
The provision for income taxes is based on our current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company's effective income tax rate from continuing operations was a 38.2% benefit for the three months ended October 27, 2017, as compared to 32.3% benefit for the corresponding period last year. The Company's effective income tax rate from continuing operations was a provision of 24.1% for the six months ended October 27, 2017 as compared to a provision of 34.5% for the corresponding period a year ago. The change in tax rate for the three and six months ended October 27, 2017, as compared to the corresponding periods last year, was driven primarily by the impact of the discrete items booked during the quarter.
6. Restructuring and Severance Charges
In the second half of fiscal 2017, we incurred severance charges related to a reduction of personnel as part of the Company's overall strategic initiatives, including the sale of the Restaurants Business. Severance charges associated with employees who worked in shared service functions were recorded in the general and administrative line of the Consolidated Statements of Net Income, while charges associated with employees who supported the Restaurants Business were recorded in results from discontinued operations.
Liabilities associated with severance charges as of October 27, 2017 were $498 and are recorded in the accrued wages and related liabilities line of the Consolidated Balance Sheet. The majority of these liabilities are expected to be paid in fiscal 2018.
See tables below for detail of restructuring activity for the six months ended October 27, 2017, and October 28, 2016, respectively:

(in thousands)	Restructuring charges
Balance at April 28, 2017	$2,800
Restructuring and related severance charges incurred	—
Amounts paid	(1,974)
Adjustments	(328)
Balance at October 27, 2017	$498

(in thousands)	Restructuring charges
Balance at April 29, 2016	$2,698
Restructuring and related severance charges incurred (1)	807
Amounts paid	(2,333)
Adjustments	(42)
Balance at October 28, 2016	$1,130

(1) Restructuring charges of $807 were recorded in discontinued operations for the six months ended October 28, 2016, related to charges incurred for closed restaurants.
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
As of October 27, 2017, there were equity awards outstanding under the Amended and Restated Bob Evans Farms, Inc. 2010 Equity and Cash Incentive Plan (the “2010 Plan”). The types of awards that may be granted under the 2010 Plan include: stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), cash incentive awards, performance share units ("PSUs"), and other awards. During the six months ended October 27, 2017, the Company granted approximately 11,000 RSUs and 19,000 PSUs under the 2010 Plan. During the six months ended October 28, 2016, the Company granted approximately 98,000 RSUs and 142,000 PSUs under the 2010 Plan. With the exception of awards granted to nonemployee directors, all awards granted prior to fiscal 2018 vested on April 28, 2017.
The RSUs granted in fiscal 2018 vest ratably, over three years. The PSUs granted in fiscal 2018 have performance-based vesting conditions and are designed to vest at the end of a three-year performance period if the vesting conditions are achieved. Concurrent with the adoption of ASU 2016-09, Improvements to Employee Share-Based Compensation Accounting, the Company has elected to account for forfeitures of share-based awards when they occur.
Total share-based compensation expense associated with continuing operations, included within the general and administrative line on the Consolidated Statements of Net Income, was $249 and $904 for the three months ended October 27, 2017, and October 28, 2016, respectively, and $546 and $1,628 for the six months ended October 27, 2017, and October 28, 2016, respectively.
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
Participants who defer cash compensation into our deferral plans have a range of investment options, one of which is Company stock. Obligations for participants who choose this investment election are satisfied only in shares of Company stock, while all other obligations are satisfied in cash. These share-based obligations are treated as "Plan B" instruments, as defined by ASC 710. These deferred compensation obligations are recorded as liabilities on the Consolidated Balance Sheets, in the deferred compensation line. We record compensation cost for subsequent changes in fair value of these obligations. Participants earn share-based dividend equivalents in an amount equal to the value of per-share dividends paid to common shareholders. These dividends accumulate into additional shares of common stock, and are recorded as compensation cost in the period in which the dividends are paid. At October 27, 2017, our deferred compensation obligation included $892 of share based obligations, which represents approximately 12,000 shares. The dilutive impact of these shares is included in the denominator of our EPS calculation. Compensation cost (benefit) recognized on the adjustment of fair value for deferred awards was immaterial in the current and prior year.
Upon closing of the Merger with Post, all equity-based obligations in our deferred compensation plans will be converted into the right to receive an amount in cash equal to $77.00 without interest.  Refer to Note 1 for additional information regarding the planned merger.
Supplemental Executive Retirement Plan: The Supplemental Executive Retirement Plan ("SERP") provides awards to a limited number of executives in the form of nonqualified deferred cash compensation. Gains and losses related to these benefits and the related investment results are recorded within the general and administrative costs caption in the Consolidated Statements of Net Income. The SERP is frozen and no further persons can be added, and funding was reduced to a nominal amount per year for the remaining participants.
Our deferred compensation liabilities as of October 27, 2017, and April 28, 2017, consisted of the following:

(in thousands)	October 27, 2017	April 28, 2017
Liability for deferred cash obligations in BEEDP and BEDDP Plans	$12,294	$13,986
Liability for deferred cash obligations in SERP Plan	5,696	5,830
Liability for deferred share-based obligations in BEEDP and BEDDP Plans	892	1,398
Other non-current compensation arrangements	93	110
Total deferred compensation liabilities	18,975	21,324
Less current portion (1)	(1,850)	(4,047)
Non-current deferred compensation liabilities	$17,125	$17,277
(1) Current portion of deferred compensation is included within the accrued wages and related liabilities line on the Consolidated Balance Sheets.

The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations in our nonqualified deferred compensation plans. Assets held by the Rabbi Trust are recorded on our Consolidated Balance Sheets, and include company-owned life insurance ("COLI") policies, short-term money market securities and Bob Evans common stock. The COLI policies held by the Rabbi Trust are recorded at cash surrender value on the Rabbi Trust Assets line of Consolidated Balance Sheets and totaled $23,346 and $22,353 as of October 27, 2017, and April 28, 2017, respectively. The cash receipts and payments related to the COLI proceeds are included in cash flows from continuing operating activities on the Consolidated Statements of Cash Flows and changes in the cash surrender value for these assets are reflected within the general and administrative costs line in the Consolidated Statements of Net Income.
The short-term securities held by the Rabbi Trust are recorded at their carrying value, which approximates fair value, on the prepaid expenses and other current assets line of the Consolidated Balance Sheets and totaled $378 and $984 as of October 27, 2017, and April 28, 2017, respectively. All assets held by the Rabbi Trust are restricted to their use as noted above.
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

10. Supplemental Cash Flow Information
Cash paid for income taxes and interest for the six months ended October 27, 2017, and October 28, 2016, is summarized below:

	Six Months Ended
(in thousands)	October 27, 2017	October 28, 2016
Income taxes paid	$41,681	$21,263
Income taxes refunded	(99)	(318)
Income taxes paid, net	41,582	20,945
Interest paid	$982	$4,716
11. Subsequent Events
Dividend
On November 28, 2017, the Board of Directors approved a quarterly cash dividend of $0.34 per share, payable on December 22, 2017, to shareholders of record at the close of business on December 11, 2017.
Litigation Related to the Merger
Following the announcement of the Merger, on or around October 31, 2017, two putative class action complaints were filed by purported stockholders of the Company in the United States District Courts for the District of Delaware and the Southern District of Ohio. The cases are captioned Miller v. Bob Evans Farms, Inc., et al., Case No. 1:17-CV-01538-VAC-CJB and Franchi v. Bob Evans Farms, Inc., et al., Case No. 2:17-CV-00961-MHW-CMV (the “Actions”). The Actions name as defendants the Company and the current and certain former members of the Company’s board of directors, and one of the Actions also names as defendants Post and Merger Sub. The complaints allege, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and certain rules promulgated thereunder by omitting or misrepresenting certain allegedly material information in the preliminary proxy statement filed with the SEC by the Company on October 24, 2017, which information the plaintiffs argue is necessary for stockholders of the Company to make an informed decision whether to vote in favor of the Merger. The complaints seek, among other things, a declaratory judgment, preliminary or permanent injunctive relief against the stockholder vote on the Merger, unspecified damages, and an award of costs, fees, and disbursements. The Company believes that the claims asserted in the Actions are without merit. However, solely in order to alleviate the costs, risks and uncertainties inherent in litigation and to provide additional information to its stockholders, the Company and the other named defendants in the complaints entered into a memorandum of understanding with the plaintiffs on November 13, 2017 to resolve the individual claims asserted in the Actions, pursuant to which the Company included certain additional disclosures in the definitive proxy statement filed with the SEC by the Company on November 17, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General Overview

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use the terms “Bob Evans,” “Company,” “we,” “us” and “our” to collectively refer to Bob Evans Farms, Inc., a Delaware corporation, and its subsidiaries. This MD&A may contain forward-looking statements that set forth our expectations and anticipated results based on management’s plans and assumptions. These statements are often indicated by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends” and “plans.” Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the assumptions, risks and uncertainties discussed herein, including those discussed in the section titled "Item 1A. Risk Factors." For more information, see "Forward Looking Statements" and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended April 28, 2017.
We produce and distribute a variety of complementary home-style, refrigerated side-dish convenience food items and pork sausage under the Bob Evans ®, Owens, Country Creek ® and Pineland ® brand names. These food products are available throughout the United States. We also manufacture and sell similar products to food-service accounts, including Bob Evans Restaurants and other restaurants.
Pending Acquisition by Post Holdings, Inc.

On September 18, 2017, the Company, Post Holdings, Inc., a Missouri corporation (“Post”), and Haystack Corporation, a Delaware corporation and wholly owned subsidiary of Post (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”). As a result of the Merger, Merger Sub will cease to exist, and the Company will survive as a wholly owned subsidiary of Post. Upon the closing of the Merger, each share of the Company’s common stock, par value $0.01 per share (other than treasury stock and any shares of the Company’s common stock owned by the Company, Post, Merger Sub or any of their wholly owned subsidiaries, or any Company stockholder who properly demands statutory appraisal of such stockholder’s shares) will be converted into the right to receive an amount in cash equal to $77.00 without interest. Upon completion of the Merger, the Company’s common stock will no longer be publicly traded and will be delisted from the Nasdaq Global Select Market.

The pending Merger is expected to be completed during the first calendar quarter of 2018, and is subject to customary closing conditions, including adoption of the Merger by the Company’s stockholders.

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

Overview of results from continuing operations for the three months ended October 27, 2017, compared to three months ended October 28, 2016

Net sales from continuing operations were $117.6 million in the second quarter of fiscal 2018, an increase of $21.5 million or 22.3% as compared to the corresponding period last year. Gross margin increased 4.3% to $34.7 million in the second quarter of fiscal 2018 from $33.3 million in the corresponding period last year. Operating income was $2.6 million in the second quarter of fiscal 2018, compared to a $4.8 million loss in the corresponding period last year. Results were favorably impacted by higher net sales, partially offset by lower margins driven by higher sow costs, increased trade spend and an increased mix of food service sales. Additionally, prior year results include a $16.0 million impairment charge related to a note receivable that was subsequently settled in the third quarter of fiscal 2017.
Pretax income from continuing operations in the second quarter of fiscal 2018 was $1.6 million as compared to a $6.1 million loss in the corresponding period last year. The effective tax rate was a 38.2% benefit in the current year as compared to a 32.3% benefit in the corresponding period last year. Earnings per diluted share from continuing operations were $0.11 as compared to a $0.21 loss in the corresponding period last year.
The table below reflects results for the three months ended October 27, 2017, compared to the three months ended October 28, 2016. The information is derived from the accompanying Consolidated Statements of Net Income. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Three Months Ended
	Results from Continuing Operations
(in thousands)	October 27, 2017		October 28, 2016
Net Sales	$117,626		$96,158
Cost of goods sold	82,920	70.5%	62,881	65.4%
Gross Margin	34,706	29.5%	33,277	34.6%

Advertising and marketing costs	5,313	4.5%	3,543	3.7%
Selling costs	4,257	3.6%	4,099	4.3%
Distribution costs	5,373	4.6%	4,674	4.9%
General and administrative costs	10,308	8.8%	9,522	9.9%
Amortization of intangible assets	936	0.8%	39	—%
Impairment, restructuring and other exit costs	5,876	5.0%	16,168	16.8%
Total Operating Expenses	$32,063	27.3%	$38,045	39.6%

Operating Income (Loss)	$2,643	2.2%	$(4,768)	(5.0)%
Sales
Net sales increased 22.3% to $117.6 million in the second quarter of fiscal 2018 as compared to $96.2 million in the corresponding period a year ago. The increase was partially driven by $9.5 million of sales from the Company's acquisition of the Pineland business, as well as $6.0 million of sales to Bob Evans Restaurants, which were eliminated in the prior year. The remaining increase was primarily driven by higher sales volumes, partially offset by higher trade spend, including increased promotional activity to maintain competitive pricing and higher slotting fees incurred to support distribution gains.
Pounds sold for the second quarter increased 48.2% while average net selling price per pound declined 17.4% compared to the corresponding period last year. The decrease in average net selling price reflects an increased mix of food service sales as result of both the Pineland acquisition and the inclusion of sales to Bob Evans Restaurants. Excluding Pineland sales and sales to Bob Evans Restaurants, pounds sold increased 11.4% while average net selling price per pound decreased 4.7%. Comparable volumes include a 15.9% increase in retail refrigerated side-dish products and a 4.5% increase in retail sausage. The following table summarizes pounds sold by category in the second quarter of fiscal 2018 and the corresponding period last year:

	Three Months Ended
(in thousands)	October 27, 2017		October 28, 2016
Category
Refrigerated Sides (1)	37,889	46.2%	31,925	57.7%
Sausage	13,928	17.0%	13,332	24.1%
Food Service (1)	27,002	32.9%	6,508	11.8%
Frozen	1,905	2.3%	2,067	3.7%
Other	1,316	1.6%	1,535	2.7%
Total	82,040		55,367

(1) Food service and refrigerated side volumes in the second quarter of fiscal 2018 include 14.2 million and 0.9 million pounds sold from the recently acquired Pineland business. Food service volumes in the second quarter of fiscal 2018 also include 5.2 million pounds sold to Bob Evans Restaurants which were eliminated in consolidation in the prior year.
The following table summarizes comparable sales dollars and volumes, respectively, in the first quarter of fiscal 2018 as compared to the corresponding period last year:

	Sales Dollars		Sales Volumes
(in thousands)	Q2 2018	Q2 2017	Q2 2018	Q2 2017
Legacy Bob Evans Foods Sales	$102,145	$96,158	61,704	55,367
Sales to Bob Evans Restaurants	6,012	—	5,203	—
Pineland sales (excluding intercompany)	9,469	—	15,133	—
Total Net Sales	$117,626	$96,158	82,040	55,367
Cost of Goods Sold
Cost of goods sold from continuing operations was $82.9 million, or 70.5% of net sales, in the second quarter of fiscal 2018, compared to $62.9 million, or 65.4% of net sales, in the corresponding period a year ago. The 510 basis points increase in cost of goods sold as a percentage of net sales was primarily driven by increased production costs associated with a new product launch, a higher mix of food service sales as a result of the acquisition of Pineland Farms, an increase in average sow prices and higher trade spend. Sow costs averaged $51.81 per hundredweight in the second quarter of fiscal 2018, compared to $44.53 per hundredweight in the corresponding period last year.
Operating Expenses
Total operating expenses in the second quarter of fiscal 2018 were $32.1 million, or 27.3% of net sales, as compared to $38.0 million, or 39.6% of net sales, in the corresponding period a year ago. Advertising and marketing costs increased by $1.8 million as part of an incremental investment to drive increased brand awareness and to increase households purchasing in the refrigerated side-dish category. Selling and distribution costs increased as compared to the prior year primarily due to the impact of higher sales volumes. General and administrative costs increased due to $1.4 million of IT separation costs incurred in the second quarter of fiscal 2018, partially offset by a reduction in wage and benefit costs associated with our restructuring programs in the prior year. The Company recorded $0.9 million of amortization expense on the definite-lived intangible assets acquired as part of the Pineland business acquisition (see Note 2 for additional information). Transaction costs of $5.9 million associated with the planned merger with Post were also recorded during the second quarter of fiscal 2018 (see Note 12 for additional information). Impairment charges of $16.0 million were recorded in the three months ended October 28, 2016, related to a note receivable that was subsequently settled in the third quarter of fiscal 2017.
Interest
Net interest expense in the second quarter of fiscal 2018 was $1.0 million, compared to $1.3 million in the corresponding period last year. The decrease in interest costs was the result of lower average borrowings.
Income Taxes
The provision for income taxes is based on our current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate on continuing operations in the second quarter of fiscal 2018 was a 38.2% benefit, compared to a 32.3% benefit in the corresponding period a year ago. The change in tax rate as compared to the corresponding period last year was primarily driven by the impact of discrete items recorded in the second quarter of fiscal 2018.

Results from Discontinued Operations
Results associated with the Restaurants Business are classified as income from discontinued operations, net of taxes, in our Consolidated Statements of Net Income, and were immaterial in the second quarter of fiscal 2018. Prior year results have been recast to conform to the current presentation. Below is a summary of results for the three months ended October 27, 2017, compared to the three months ended October 28, 2016:

	Three Months Ended
	Results from Discontinued Operations
(in thousands)	October 27, 2017	October 28, 2016
Income from discontinued operations before income taxes	$—	$5,830
Provision for income taxes	—	1,478
Net income from discontinued operations	$—	$4,352

Overview of results from continuing operations for the six months ended October 27, 2017 as compared to the six months ended October 28, 2016.

Net sales from continuing operations were $226.9 million in the six months ended October 27, 2017, an increase of $44.8 million as compared to the corresponding period last year. Operating income was $13.7 million in the six months ended October 27, 2017, an increase of $10.2 million as compared to the corresponding period last year. Results were favorably impacted by higher sales and a $16.0 million impairment charge recorded in the prior year, partially offset by lower margins resulting from a higher mix of food service sales.
Pretax income in the six months ended October 27, 2017, was $12.2 million as compared to pretax income from continuing operations of $0.7 million in the corresponding period last year. The effective tax rate was 24.1% in the current year as compared to 34.5% in the corresponding period last year. Earnings per diluted share for continuing operations were $0.46 for the six months ended October 27, 2017 as compared to $0.02 in the corresponding period last year.
The table below reflects data for the six months ended October 27, 2017, compared to the six months ended October 28, 2016. The information is derived from the accompanying Consolidated Statements of Net Income. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable net sales amounts.

	Six Months Ended
	Results from Continuing Operations
(in thousands)	October 27, 2017		October 28, 2016
Net Sales	$226,891		$182,099
Cost of goods sold	158,746	70.0%	120,301	66.1%
Gross Margin	68,145	30.0%	61,798	33.9%

Advertising and marketing costs	8,377	3.7%	6,782	3.7%
Selling costs	8,690	3.8%	7,813	4.3%
Distribution costs	10,736	4.7%	8,623	4.8%
General and administrative costs	18,908	8.4%	18,836	10.3%
Amortization of intangible assets	1,837	0.8%	78	—%
Impairment, restructuring and other exit costs	5,876	2.6%	16,168	8.9%
Total Operating Expenses	54,424	24.0%	58,300	32.0%

Operating Income (Loss)	$13,721	6.0%	$3,498	1.9%
Sales
Net sales from continuing operations increased 24.6% to $226.9 million for the six months ended October 27, 2017, compared to $182.1 million in the corresponding period last year. The increase was partially driven by $18.1 million of sales from the Company's recently acquired Pineland business, as well as $11.2 million of sales to Bob Evans Restaurants, which were eliminated in the prior year. The remaining increase was primarily driven by higher sales volumes partially offset by increased trade spend driven in part by higher slotting fees and increased marketing programs.
Pounds sold for the six months ended October 27, 2017 increased 50.6% while average net selling price per pound declined 17.2% compared to the corresponding period last year. The decrease in average net selling price reflects an increased mix of food service sales as result of both the Pineland acquisition and the inclusion of sales to Bob Evans Restaurants. Excluding Pineland sales and sales to Bob Evans Restaurants, pounds sold increased 13.0% while average net selling price per pound decreased 3.9%. Comparable volumes include a 16.9% increase in retail refrigerated side-dish products and an 8.3% increase in retail sausage.
The following chart summarizes pounds sold by category in the six months ended October 27, 2017, and the corresponding period last year:

	Six Months Ended
(in thousands)	October 27, 2017		October 28, 2016
Category
Refrigerated Sides (1)	69,959	44.9%	58,828	56.8%
Sausage	26,516	17.0%	24,473	23.6%
Food Service (1)	53,012	34.0%	12,597	12.2%
Frozen	3,803	2.4%	4,138	4.0%
Other	2,510	1.7%	3,448	3.4%
Total	155,800		103,484
(1) Food service and refrigerated side volumes in the first six months of fiscal 2018 include 27.9 million and 1.2 million pounds sold from the recently acquired Pineland business. Food service volumes in the first six months of fiscal 2018 also include 9.9 million pounds sold to Bob Evans Restaurants.
The following table summarizes comparable sales dollars and volumes, respectively, in the first six months of fiscal 2018 as compared to the corresponding period last year:

	Six Months Ended
	Sales Dollars		Sales Volumes
(in thousands)	Q2 2018	Q2 2017	Q2 2018	Q2 2017
Legacy Bob Evans Foods Sales	$197,627	$182,099	116,867	103,484
Sales to Bob Evans Restaurants	11,212	—	9,850	—
Pineland sales (excluding intercompany)	18,052	—	29,083	—
Total Net Sales	$226,891	$182,099	155,800	103,484
Cost of Sales
Cost of sales from continuing operations was $158.7 million, or 70.0% of net sales, in the six months ended October 27, 2017, compared to $120.3 million, or 66.1% of net sales, in the corresponding period a year ago. The 390 bps increase in cost of sales as a percentage of net sales was primarily driven by higher sow costs, increased production costs associated with new product launches and the increased mix of food service sales due to the Pineland acquisition. Sow costs averaged $53.63 per hundredweight in the six months ended October 27, 2017, compared to $46.22 per hundredweight in the corresponding period last year.
Operating Expenses
Total operating expenses in the six months ended October 27, 2017 were $54.4 million, or 24.0% of net sales, as compared to $58.3 million, or 32.0% of net sales in the corresponding period a year ago. Selling and distribution costs increased as compared to the prior year due to the impact of higher sales volumes. Advertising and marketing costs increased by $1.6 million as part of an incremental investment to drive increased brand awareness and to increase households purchasing in the refrigerated side-dish category. General and administrative costs were flat as compared to the prior year, which included $1.8 million of integration and IT separation costs incurred in the first six months of fiscal 2018, offset by a reduction in wage and benefit costs associated with our restructuring programs in the prior year. The Company recorded $1.8 million of amortization expense on the definite-lived intangible assets acquired as part of the Pineland business acquisition (see Note 2 for additional information). Transaction costs of $5.9 million associated with the planned merger with Post were recorded during the six months ended October 27, 2017 (see Note 12 for additional information). Impairment charges of $16.0 million were recorded in the six months ended October 28, 2016, related to a note receivable that was subsequently settled in the third quarter of fiscal 2017.
Interest
Net interest expense for the six months ended October 27, 2017 was $1.5 million compared to $2.8 million in the corresponding period last year. The reduction in interest costs was primarily the result of lower average borrowings.
Income Taxes
The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items. The Company's effective income tax rate was 24.1% for the six months ended October 27, 2017 as compared to 34.5% for the corresponding period last year. The lower tax rate as compared to last year was driven primarily by the impact of discrete items recorded in the six months ended October 27, 2017.
Results from Discontinued Operations
Results associated with the Restaurants Business are classified as income from discontinued operations, net of taxes, in our Consolidated Statements of Net Income, and were immaterial in the first six months of fiscal 2018. Prior year results have been recast to conform to the current presentation. Below is a summary of results for the six months ended October 27, 2017, compared to the six months ended October 28, 2016:

	Six Months Ended
	Results from Discontinued Operations
(in thousands)	October 27, 2017	October 28, 2016
Income from discontinued operations before income taxes	$—	$10,857
Provision for income taxes	—	1,919
Income from discontinued operations	$—	$8,938

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
Share Repurchase Program
On January 24, 2017, the Board of Directors increased the Company’s existing share repurchase authorization to $100.0 million and extended the authorization through December 31, 2017. We did not repurchase any shares in the first six months of fiscal 2018.
Revolving Credit Facility
On April 28, 2017, we entered into the Credit Facility. As of October 27, 2017, we had $124.1 million of outstanding borrowings under the Credit Facility. We believe our current leverage provides considerable flexibility to continue to grow and invest in the Company. Our leverage ratio is calculated as total outstanding borrowings over our trailing 12-month EBITDA, defined as earnings before interest, taxes, depreciation and amortization including stock compensation, adjusted for certain non-recurring items.
Our Credit Facility contains financial and other various affirmative and negative covenants that are typical for financings of this type. It requires us to maintain a specified minimum coverage ratio and maximum leverage ratio. A breach of any of these covenants could result in a default under the Credit Facility, in which case all amounts under our Credit Facility may become immediately due and payable, and all commitments under our Credit Facility to extend further credit, terminated. We were in compliance with all covenant requirements of the Credit Facility as of October 27, 2017. See Note 4 for additional information.
Cash flows from operating activities
Net cash used in operating activities was $39.2 million in the first six months of fiscal 2018. Consolidated net cash provided by operating activities was $11.4 million in the corresponding period last year, while net cash used in operating activities from continuing operations in the corresponding period last year was $5.5 million. The decrease in operating cash flows from continuing operations was driven primarily by tax payments, including the gain on sale of Bob Evans Restaurants, made in the first six months of fiscal 2018.
Cash flows from investing activities
Net cash used in investing activities was $125.5 million in the first six months of fiscal 2018. Consolidated cash flows used in investing activities was $26.3 million in the corresponding period last year, while cash used in investing activities of continuing operations in the corresponding period last year $19.7 million. The change in investing cash flows from continuing operations was primarily due to the Pineland acquisition (see Note 2 for additional information). Capital expenditures from continuing operations were $9.8 million and $20.1 million in the first six months of fiscal 2018 and 2017, respectively. In the first six months of fiscal 2018, capital expenditures primarily related to plant improvements and IT infrastructure projects, while in the corresponding period last year, capital expenditures primarily related to an additional refrigerated side-dish production line at our Lima, Ohio plant and the second phase of our ERP implementation.
Cash flows from financing activities
Cash used in financing activities was $44.8 million in the first six months of fiscal 2018, as compared to cash provided by financing activities of $6.8 million in the corresponding period last year. The change in cash flows from financing activities was primarily due to the $163.0 million of cash dividends paid in the first six months of fiscal 2018, equal to $8.18 per share, which included a special dividend of $7.50 per share paid on June 16, 2017, using the net proceeds from the Restaurants Transaction. The cash used to pay these dividends was partially offset by $124.1 million of borrowings on our Credit Facility. In the first six months of fiscal 2017, we paid cash dividends of $0.68 per share. While we expect to continue paying regular quarterly cash dividends, the declaration, amount and timing of future dividends are at the discretion of our Board of Directors and are limited by provisions in the Merger Agreement.

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
Off-Balance Sheet Arrangements
As of October 27, 2017, we have not entered into any “off-balance sheet” arrangements with unconsolidated entities or other persons, as that term is defined in rules issued by the SEC.
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
Interest Rate Risk

At October 27, 2017, our outstanding debt included $124.1 million outstanding under the Credit Facility, and $2.5 million of other outstanding long-term notes. A change in market interest rates will impact our Credit Facility when there is an outstanding balance.  For example, a one percent increase in the benchmark rate used for our Credit Facility would increase our annual interest expense by approximately $1.3 million, assuming the $124.1 million outstanding at October 27, 2017, was outstanding for the entire year.
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
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act if 1934, as amended (the "Exchange Act") during the quarter ended October 27, 2017, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Following the announcement of the Merger, on or around October 31, 2017, two putative class action complaints were filed by purported stockholders of the Company in the United States District Courts for the District of Delaware and the Southern District of Ohio. The cases are captioned Miller v. Bob Evans Farms, Inc., et al., Case No. 1:17-CV-01538-VAC-CJB and Franchi v. Bob Evans Farms, Inc., et al., Case No. 2:17-CV-00961-MHW-CMV (the “Actions”). The Actions name as defendants the Company and the current and certain former members of the Company’s board of directors, and one of the Actions also names as defendants Post and Merger Sub. The complaints allege, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and certain rules promulgated thereunder by omitting or misrepresenting certain allegedly material information in the preliminary proxy statement filed with the SEC by the Company on October 24, 2017, which information the plaintiffs argue is necessary for stockholders of the Company to make an informed decision whether to vote in favor of the Merger. The complaints seek, among other things, a declaratory judgment, preliminary or permanent injunctive relief against the stockholder vote on the Merger, unspecified damages, and an award of costs, fees, and disbursements. The Company believes that the claims asserted in the Actions are without merit. However, solely in order to alleviate the costs, risks and uncertainties inherent in litigation and to provide additional information to its stockholders, the Company and the other named defendants in the complaints entered into a memorandum of understanding with the plaintiffs on November 13, 2017 to resolve the individual claims asserted in the Actions, pursuant to which the Company included certain additional disclosures in the definitive proxy statement filed with the SEC by the Company on November 17, 2017.
ITEM 1A. RISK FACTORS
Except as otherwise described herein there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 28, 2017.
The pending Merger may not be completed on a timely basis, or at all, and the failure to complete the Merger could adversely affect our business, financial results and stock price.
We can provide no assurance that the pending Merger will be completed on a timely basis or at all. The Merger is subject to a number of conditions, including the adoption of the Merger Agreement by the Company’s stockholders, which are not within our control. There can be no assurance as to when, or if, the conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay the Merger or result in the termination of the Merger Agreement, including the failure to obtain Company stockholder approval.
Any failure to complete the Merger could have a negative impact on our business, financial results and stock price, as well as on our relationships with our customers, supplier and employees. In addition, if the Merger Agreement is terminated, in certain circumstances, we may be required to pay Post a termination fee of $50.0 million.
Our business and financial results could be adversely impacted during the pendency of the Merger, particularly if there is a delay in the completion of the Merger.

The pending Merger may cause disruption to our business or business relationships and create uncertainty surrounding our ongoing business operations, which could materially and adversely impact our business, results of operations and financial condition, regardless of whether the Merger is completed, including as a result of the following (all of which could be exacerbated by a delay in the completion of the Merger):

•	the attention of our management may be directed to Merger-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which may adversely affect our ability to hire, retain and motivate key personnel and other employees;

•
customers, suppliers or other parties which we maintain business relationships may experience uncertainty prior to the closing of the Merger and seek alternative relationships with third parties or seek to terminate or renegotiate their relationships with us; and

•
the Merger Agreement restricts us from engaging in certain actions without the consent of Post, which could prevent us from pursuing business opportunities that may arise prior to the completion of the Merger.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the pending Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is completed.

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
On January 24, 2017, the Board of Directors increased the Company's existing share repurchase authorization, which extends through December 31, 2017, to $100.0 million. We did not repurchase any shares in fiscal 2017 or in the first six months of fiscal 2018.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of September 18, 2017, by and among Bob Evans Farms, Inc., Post Holdings, Inc. and Haystack Corporation.	Incorporated herein by reference to Exhibit 2.1 to Bob Evans Farms, Inc.'s Current Report on Form 8-K filed on September 19, 2017 (File No. 000-01667)
3.1
Amended and Restated Certificate of Incorporation of company reflecting amendments through Aug. 20, 2014. [This document represents the Company’s Certificate of Incorporation in restated format incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]

Incorporated herein by reference to Exhibit 3.1 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 3, 2014 (File No. 000-01667)
3.2	Amended and Restated By-Laws of Bob Evans Farms, Inc. (Effective August 20, 2014)	Incorporated herein by reference to Exhibit 3.2 to Bob Evans Farms, Inc.’s Current Report on Form 8-K filed September 3, 2014 (File No. 000-01667)
10.1	First Amendment to Credit Agreement with Bank of America, N.A., dated as of August 10, 2017.	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certification (Principal Executive Officer)	Filed herewith
32.2	Section 1350 Certification (Principal Financial Officer)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOB EVANS FARMS, INC.

Date: December 6, 2017	By:	/s/ J. Michael Townsley
J. Michael Townsley President, Chief Executive Officer and Director (Principal Executive Officer)

Date: December 6, 2017	By:	/s/ Mark E. Hood
Mark E. Hood Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)
 * Mr. Hood has been duly authorized to sign on behalf of the Registrant as its principal financial officer and its principal accounting officer.